Form 10-K405
period 1997-12-31
HERITAGE COMMERCE CORP
filed 1998-03-31
CIK 1053352

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         FOR THE TRANSITION PERIOD FROM
                               --------------- TO
                               --------------- .

                        COMMISSION FILE NO.

                             HERITAGE COMMERCE CORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                     77-0469558
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

            150 ALMADEN BOULEVARD                                  95113
             SAN JOSE, CALIFORNIA                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 947-6900
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

         COMMON STOCK (NO PAR VALUE)                  NASDAQ ELECTRONIC BULLETIN BOARD
            (TITLE OF EACH CLASS)               (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

    Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on February 28, 1998, on the NASDAQ Electronic Bulletin Board was $49,438,000

    As of February 28, 1998, 3,295,896 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                  DOCUMENTS INCORPORATED                    PARTS OF FORM 10-K INTO WHICH INCORPORATED
                  ----------------------                    ------------------------------------------
Definitive proxy statement for the Company's 1998 Annual                     Part III
Meeting of Shareholders to be filed within 120 days of the
end of the fiscal year ended December 31, 1997.

================================================================================

                             HERITAGE COMMERCE CORP

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1997

                                     PART I

                                                                       PAGE
                                                                       ----
Item 1   Business....................................................     1
Item 2   Properties..................................................    13
Item 3   Legal Proceedings...........................................    13
Item 4   Submission of Matters to a Vote of Security Holders.........    13

                                  PART II

Item 5   Market for the Registrant's Common Equity and Related
         Shareholder Matters.........................................    14
Item 6   Selected Financial Data.....................................    16
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    18
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................    32
Item 8   Financial Statements and Supplementary Data.................    34
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................    34

                                 PART III

Item 10  Directors and Executive Officers of the Registrant..........    34
Item 11  Executive Compensation......................................    34
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................    34
Item 13  Certain Relationships and Related Transactions..............    34

                                  PART IV

Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................    35

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Heritage Bank of Commerce (the "Bank") commenced operations as a California state-chartered bank on June 8, 1994. The Bank was organized to address the needs of small, closely-held businesses and their owners in the community of San Jose, California and the surrounding cities. Consolidation in the local banking market, particularly among independent, community banks, left a competitive void that the founders of the Bank sought to fill with an institution devoted to a highly customized service approach. The Bank offers financial solutions tailored to the particular needs of its clients, rather than the formulaic and impersonal approach used by many of the Bank's larger competitors. With an initial capitalization in excess of $14 million, the Bank invested heavily in technology to maximize employee efficiency.

     As a result, the Bank has, in the intervening three and one-half years, developed a wide array of products and services for small businesses and their owners, such as factoring, SBA-guarantied loans, light aircraft financing, and personal computer-based on-line cash management, together with more common products such as accounts receivable lines of credit and traditional passbook savings accounts. In addition, the Bank has developed an expertise in unusual areas such as deposit services for U.S. Bankruptcy Trustees. Indeed, the Bank's ability to develop such specialized expertise has been instrumental in its rapid deposit growth. A second equity offering to the public in 1996 that raised an additional $6 million provided a base for continued asset growth and higher lending limits. Recently, the Bank has expanded its geographic reach with the opening of a branch office in Fremont, California.

     The Bank's deposit accounts are insured under the Federal Deposit Insurance Act, up to the maximum applicable limits thereof. The Bank is not a member of the Federal Reserve System. The Bank's main office is located in the city of San Jose, California.

  Formation of Bank Holding Company

     On December 18, 1997, the shareholders of the Bank met at a special meeting to approve the formation of a bank holding company by the adoption of a merger agreement. The merger agreement provides for the Bank to merge and become a wholly-owned subsidiary of the newly formed Heritage Commerce Corp bank holding company (the "Company"). The merger agreement became effective February 17, 1998, when the shareholders of the Bank received one share of the Heritage Commerce Corp common stock for each share of Bank common stock held. The Company is registered with the Board of Governors of the Federal Reserve System (FRB) as a bank holding Company under the Bank Holding Company Act (BHCA). For the purposes of the Securities Exchange Act of 1934, the Company is the successor to the Bank.

     In the opinion of the Bank's Board of Directors, a bank holding company structure provides the Bank with certain advantages, including additional flexibility in expansion of the Bank's business through the formation of new subsidiary banks and other Company subsidiaries in new markets, the acquisition of other financial institutions, the raising of additional funds through borrowing (if needed), the ability to repurchase its securities, and flexibility in acquiring or establishing other businesses related to banking, all of which actions are subject to applicable regulatory requirements.

     The terms the Bank and the Company are interchangeable throughout this report.

  New Branches and Subsidiaries

     On February 9, 1998, the Bank opened a full-service branch in the city of Fremont, California. The Bank's Board of Directors view this geographic expansion as a natural extension of the Bank's primary market area to include southern Alameda county, which has a high concentration of potential clients with banking service requirements similar to those of the Bank's current client mix.

     Once the branch is established in the community, the Company intends to apply to the California Department of Financial Institutions for authority to organize a de novo bank. Once authorized, the de novo bank will become a subsidiary of the Company and take control of the existing branch in Fremont.

  General Banking Services

     The Bank's customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in the Santa Clara Valley. Businesses served include manufacturers, distributors, contractors, professional corporations/partnerships, and service businesses. The Bank had approximately 2,700 and 2,300 deposit accounts at December 31, 1997 and 1996, respectively.

     The Bank offers a range of loans, primarily commercial, including real estate, construction, Small Business Administration (SBA), inventory and accounts receivable, and equipment loans. The Bank also accepts checking, savings, and time deposits; NOW and money market deposit accounts; and provides travelers' checks, safe deposit, and other customary non-deposit banking services. The Bank issues VISA and MasterCard credit cards through a correspondent bank. The Bank has no subsidiaries and does not have a trust department. In March, 1996, the Bank entered into an agreement to refer trust business to Enterprise Trust & Investment Company (Enterprise), an unaffiliated trust and investment company regulated by the California Department of Financial Institutions. The Bank shares in the fees generated by the business that it refers to Enterprise.

     The Bank's main and executive offices are located at 150 Almaden Boulevard, San Jose, California 95113. In addition, the Bank established a branch office at 3077 Stevenson Blvd., Fremont, California 94538. See Item 2 -- "PROPERTIES." The Bank's primary market area is Santa Clara and Alameda counties. The Bank serves a secondary market consisting of the South Bay portion of the San Francisco Bay area, including portions of all counties contiguous to its primary market area.

COMPETITION

     The banking and financial services business in California generally, and in the Bank's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Bank competes for loans and deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Bank. In order to compete with the other financial services providers, the Bank principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Bank is unable to accommodate a customer's needs, the Bank seeks to have those services provided in whole or in part by its correspondent banks. See Item 1 -- "BUSINESS -- Supervision And Regulation."

SUPERVISION AND REGULATION

  General

     As a registered bank holding company, (effective February 17, 1998), the Company is subject to the supervision of, and to regular inspection by, the FRB. The activities of the Company are limited by the BHCA to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or any other activity which the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies are required to give notice to or obtain prior approval of the FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any. Bank holding companies are also required to obtain the prior approval of the FRB before acquiring more than 5% of any class of voting stock of any bank which is not already majority-owned by the bank holding company.

     The Bank is a member of the Federal Deposit Insurance Corporation (FDIC), which currently insures the deposits of member banks to a maximum of $100,000 per depositor. For this protection, the Bank pays a semi-annual assessment and is subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

     The Bank is a California state-chartered bank, but is not a member of the Federal Reserve System. State banks are subject to regulation, supervision and regular examination by the California Department of Financial Institutions. The regulations of these agencies govern most aspects of the Bank's business, including reporting requirements, activities, investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and other areas.

  Limitations on Dividends

     Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. For restrictions applicable to the Company, see Item 5 -- "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS -- DIVIDENDS."

     The FDIC and the Commissioner have authority to prohibit a bank from engaging in business practices that are considered to be unsafe or unsound. Depending upon the financial condition of a bank and upon other factors, the FDIC or the Commissioner could assert that payments of dividends or other payments by a bank might be such an unsafe or unsound practice. The FRB has similar authority with respect to a bank holding company.

  Safety and Soundness Standards

     In July 1995, the federal banking agencies adopted final guidelines establishing standards for safety and soundness, as required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA). The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, and fees and benefits. Guidelines for asset quality and earnings standards will be adopted in the future. The guidelines establish the safety and soundness standards that the agencies will use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

  "Source of Strength" Policy

     According to FRB policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support.

  Capital Adequacy Guidelines

     Federal banking agencies have adopted risk-based capital guidelines for insured banks and bank holding companies. These guidelines require a minimum risk-based capital ratio of 8% (at least 4% in the form of "Tier 1" capital). Tier 1 capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves.

     The guidelines make regulatory capital requirements more sensitive to the differences in risk profiles among banking institutions, take off-balance sheet items into account when assessing capital adequacy and minimize disincentives to holding liquid low-risk assets. In addition, the regulations may require some banking institutions to increase the level of their common shareholders' equity. Banking regulators have also instituted minimum leverage ratio guidelines for financial institutions. The leverage ratio guidelines require maintenance of a minimum ratio of 3% Tier 1 capital to total assets for the most highly rated bank holding company organizations. Institutions that are less highly rated, anticipating significant growth, or subject to other significant risks will be required to maintain capital levels ranging from 1% to 2% above the 3% minimum.

     The following table presents the capital ratios of the Bank computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements and for well-capitalized institutions under the FDIC's prompt corrective action authority as of December 31, 1997:

                                                  DECEMBER 31, 1997
                           ----------------------------------------------------------------
                                                 FOR CAPITAL ADEQUACY          TO BE
                                 ACTUAL                PURPOSES          WELL CAPITALIZED
                           -------------------   --------------------   -------------------
                             AMOUNT      RATIO     AMOUNT      RATIO      AMOUNT      RATIO
                           -----------   -----   -----------   ------   -----------   -----
Total risk-based capital/
  risk-weighted assets...  $23,784,000   15.8%   $12,033,000   $ 8.0%   $15,042,000   $ 10%
Tier 1
  capital/risk-weighted
  assets.................  $21,899,000   14.6%   $ 6,017,000   $ 4.0%   $ 9,025,000   $  6%
Tier 1 capital/average
  assets.................  $21,899,000   10.3%   $ 8,499,000   $ 4.0%   $10,624,000   $  5%

     Federal banking agencies, including the FRB and the FDIC, have adopted regulations implementing a system of prompt corrective action pursuant to the FDICIA. The regulations establish five capital categories based on the capital measures indicated below:

                                                 TOTAL RISK-BASED    TIER 1 RISK-BASED        TIER 1
               CAPITAL CATEGORY                   CAPITAL RATIO        CAPITAL RATIO      LEVERAGE RATIO
               ----------------                  ----------------    -----------------    --------------
Well capitalized...............................       10.0%                 6.0%                5.0%
Adequately capitalized.........................        8.0%                 4.0%                4.0%
Undercapitalized...............................       ,8.0%                ,4.0%               ,4.0%
Significantly undercapitalized.................       ,6.0%                ,3.0%               ,3.0%
Critically undercapitalized (1)................         N/A                  N/A                 N/A

---------------
(1) Tangible equity to total assets less than 2.0%

     The regulations establish procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. See Item 1 -- "BUSINESS -- Supervision And Regulation -- Prompt Corrective Action."

     The appropriate federal banking agency, after notice and an opportunity for a hearing, is authorized to treat a well capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subject to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subject to the restrictions applicable to significantly undercapitalized institutions described below. See Item 1 -- "BUSINESS -- Supervision And Regulation -- Prompt Corrective Action."

     An insured depository institution cannot make a capital distribution (as broadly defined to include, among other things, dividends, redemptions and other repurchases of stock), or pay management fees to any person who controls the institution, if thereafter it would be undercapitalized. The appropriate federal banking agency, however, may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if such action (i) is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount and (ii) will reduce the institution's financial obligations or otherwise improve its financial condition. An undercapitalized institution is also generally prohibited from increasing its average total assets. An undercapitalized institution is also generally prohibited from making any acquisitions, establishing any branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     In June 1996, the federal banking agencies adopted a joint agency policy statement to provide guidance on managing interest rate risk. The statement indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. If a bank has material weaknesses in its risk management process or high levels of exposure relative to its capital, the agencies will direct it to take corrective action. Such directives may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce level of exposure or some combination of these actions.

     The federal banking agencies have issued an interagency policy statement that, among other things, establishes certain benchmark ratios of loan loss reserves to certain classified assets. The benchmark set forth by such policy statement is the sum of (i) 100% of assets classified loss; (ii) 50% of assets classified doubtful; (iii) 15% of assets classified substandard; and (iv) estimated credit losses on other assets over the upcoming 12 months. This amount is neither a "floor" nor a "safe harbor" level for an institution's allowance for loan losses.

  Insurance Premiums and Assessments

     Pursuant to FDICIA, the FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred on its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups": group A, B or C. Group A institutions are financially sound institutions with few minor weaknesses; Group B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Group C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

     The FDIC assigns each Bank Insurance Fund (BIF) member institution an annual FDIC assessment rate, summarized below (assessment figures are expressed in terms of cents per $100 in deposits):

                CAPITAL CATEGORY                  GROUP A    GROUP B    GROUP C
                ----------------                  -------    -------    -------
Well capitalized................................     0(1)       3         17
Adequately capitalized..........................     3         10         24
Undercapitalized................................    10         24         27

---------------
(1) Subject to a statutory minimum assessment of $2,000 per year (which also applies to all other assessment risk classifications).

     At December 31, 1997, the Bank's assessment rate was equivalent to a well capitalized, group A institution.

     The crisis in the savings and loan industry during the late 1980's resulted in the dissolution of the Federal Savings and Loan Insurance Corporation and the insurance of thrift deposits through a separate fund of the FDIC called the Savings Association Insurance Fund (SAIF) and the issuance of bonds by the Financing Corporation (FICO) to cover some of the losses incurred by the failed savings associations. As the banking industry in general has become more healthy, deposit insurance premiums for well-managed and strongly-capitalized BIF-insured institutions have decreased to very low levels. However, because of the cost of carrying bonds by FICO to cover some of the losses incurred by failed savings associations, and because SAIF still needed to build reserves, deposit insurance premiums for SAIF-insured institutions have not decreased. This disparity between the cost of deposit insurance for healthy banks and similarly situated thrifts over the last several years caused many healthy thrifts to seek ways either to convert to BIF insurance or to obtain BIF insurance for some portion of their deposits in order to remain competitive with banks. The migration of deposits increased the pressure on the remaining thrifts to build up reserves at the SAIF and pay the cost of servicing the FICO bonds.

     The Economic Growth and Regulatory Paperwork Act of 1996 (Economic Growth
Act) required all remaining SAIF institutions (subject to certain exceptions) to pay a one-time deposit assessment of $0.657 per $100 of insured deposits in 1996 in order to recapitalize SAIF. The banking agencies are now required by law to take actions to prevent the migration of deposits from SAIF to BIF until the year 2000. In addition, the cost of carrying FICO bonds will now be allocated between BIF-insured institutions and SAIF-insured institutions, with BIF-insured institutions paying one-fifth the amount paid by SAIF-insured institutions. The FDIC recently estimated that BIF-insured institutions will pay an assessment of approximately $0.0128 annually per $100 of insured deposits, and SAIF-insured institutions will pay an assessment of approximately $0.0644 annually per $100 of insured deposits.

     This legislation will increase the Bank's premiums, as it will now be required to share in the cost of carrying the FICO bonds. The increase will be slight until the year 2000, at which time it will increase.

  Prompt Corrective Action

     The FDIC has authority: (1) to request that an institution's regulatory agency take enforcement action against it based upon an examination by the FDIC or the agency, (2) if no action is taken within 60 days and the FDIC determines that the institution is in an unsafe or unsound condition or that failure to take the action will result in continuance of unsafe or unsound practices, to order the action against the institution, and (3) to exercise this enforcement authority under "exigent circumstances" merely upon notification to the institution's appropriate regulatory agency. This authority gives the FDIC the same enforcement powers with respect to any institution and its subsidiaries and affiliates as such institution's appropriate regulatory agency has with respect to those entities.

     An undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution, and (iv) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan "is based on realistic assumptions, and is likely to succeed in restoring the institution's capital" and "would not appreciably increase the risk . . . to which the institution is exposed." A requisite element of an acceptable capital restoration plan for an undercapitalized institution is a guaranty by its parent holding company that the institution will comply with such capital restoration plan. Liability with respect to this guaranty is limited to the lesser of (i) five percent of the institution's assets at the time when it became undercapitalized and (ii) the amount necessary to bring the institution into capital compliance with "all capital standards applicable to [it]" as of the time when the institution fails to comply with the plan. The guaranty liability is limited to companies controlling the undercapitalized institution and does not affect other affiliates. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over the claims of other creditors, including the holders of the company's long-term debt.

     FDICIA provides that the appropriate federal regulatory agency must require an insured depository institution that (i) is significantly undercapitalized or
(ii) is undercapitalized and either fails to submit an acceptable capital restoration plan within the time period allowed by regulation or fails in any material respect to implement a capital restoration plan accepted by the appropriate federal banking agency to take one or more of the following actions:
(i) sell enough shares, including voting shares, to become adequately capitalized; (ii) merge with (or be sold to) another institution (or holding company), but only if grounds exist for appointing a conservator or receiver;
(iii) restrict certain transactions with banking affiliates as if the "sister bank" exception to the requirements of Section 23A of the Federal Reserve Act did not exist; (iv) otherwise restrict transactions with bank or non-bank affiliates; (v) restrict interest rates that the institution pays on deposits to "prevailing rates" in the institution's "region"; (vi) restrict asset growth or reduce total assets; (vii) alter, reduce or terminate activities; (viii) hold a new election of directors; (ix) dismiss any director or senior executive officer who held office for more than 180 days immediately before the institution became undercapitalized, provided that in requiring dismissal of a director or senior executive officer, the agency must comply with certain procedural requirements, including the opportunity for an appeal in which the director or officer will have the burden of proving his or her value to the institution; (x) employ "qualified" senior executive officers; (xi) cease accepting deposits from correspondent depository institutions; (xii) divest certain non-depository affiliates which pose a danger to the institution; (xiii) be divested by a parent holding company; and (xiv) take any other action which the agency determines would better carry out the purposes of the prompt corrective action provisions.

     In addition to the foregoing sanctions, without the prior approval of the appropriate federal banking agency, a significantly undercapitalized institution may not pay any bonus to any senior executive officer or increase the rate of compensation for such an officer without regulatory approval. Furthermore, in the case of an undercapitalized institution that has failed to submit or implement an acceptable capital restoration plan, the appropriate federal banking agency cannot approve any such bonus.

     Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be documented by the agency and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has a positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings and is reducing its ratio of non-performing loans to total loans and the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

     The FDIC is required, by regulation or order, to restrict the activities of such critically undercapitalized institutions. The restrictions must include prohibitions on the institution's doing any of the following without prior FDIC approval: entering into any material transactions not in the usual course of business; extending credit for any highly leveraged transaction; engaging in any "covered transaction" (as defined in Section 23A of the Federal Reserve Act) with an affiliate; paying "excessive compensation or bonuses"; and paying interest on "new or renewed liabilities" that would increase the institution's average cost of funds to a level significantly exceeding prevailing rates in the market.

  Brokered Deposits

     A bank cannot accept brokered deposits (defined to include payment of an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. In addition, a bank that is "adequately capitalized" may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is "well capitalized."

  Federal Reserve Borrowings

     The FRB may not make advances to an undercapitalized institution for more than 60 days in any 120-day period without a viability certification by a federal banking agency or by the Chairman of the FRB after an examination by the FRB. If an institution is deemed critically undercapitalized, an extension of FRB credit cannot continue for more than five days without demand for payment unless the FRB is willing to accept responsibility for any resulting loss to the FDIC. As a practical matter, this provision is likely to mean that FRB credit will not be extended beyond the limitations in this provision.

  Potential Enforcement Actions; Supervisory Agreements

     Banks and their institution-affiliated parties may be subject to potential enforcement actions by the FRB, the FDIC or the Office of the Comptroller of the Currency (OCC) for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

  Interstate Banking

     Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994

     Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act) was enacted in September 1994. Generally, provisions of this Act authorize interstate banking and interstate branching, subject to certain state options.

     - Interstate acquisition of banks became permissible in all states on and after September 29, 1995; state law cannot vary this rule. However, states may continue to prohibit acquisition of banks that have been in existence less than five years and interstate chartering of new banks.

     - Interstate mergers of affiliated or unaffiliated banks became permitted after June 1, 1997, unless a state adopted legislation before June 1, 1997 to "opt out" of interstate merger authority, provided any limitations do not discriminate against out-of-state banks. Only Texas has opted out.

     - Interstate acquisition of branches are permitted to a bank only if the law of the state where the branch is located expressly permits interstate acquisition of a branch without acquiring the entire bank.

     - Interstate de novo branching is permitted to a bank only if a state has adopted legislation to "opt in" to interstate de novo branching authority.

     Limitations on Concentrations. An interstate banking application may not be approved if the applicant and its depository institution affiliates would control more than 10% of insured deposits nationwide or more than 30% of insured deposits in the state in which the bank to be acquired is located. These limits do not apply to mergers solely between affiliates. States may waive the 30% cap on a nondiscriminatory basis. Nondiscriminatory state caps on deposit market share of a depository institution and its affiliates are not affected by the regulation.

     Agency Authority. A bank subsidiary of a bank holding company will be authorized to receive deposits, renew time deposits, close loans, service loans and receive payments on loans as an agent for a depository institution affiliate without being deemed a branch of the affiliate. A bank will not be permitted to engage, as agent for an affiliate, in any activity as agent that it could not conduct as a principal, or to have an affiliate, as its agent, conduct any activity that it could not conduct directly, under federal or state law.

     Host State Regulation. The Riegle-Neal Amendments Act of 1997 amends federal law to provide that branches of state banks that operate in other states will be governed in most cases by the laws of the home state, rather than the laws of the host state. Exceptions are that a host state may apply its own laws of community reinvestment, consumer protection, fair lending and interstate branching. Host states cannot supplement or restrict powers granted by a bank's home state. The amendment will assure state chartered banks with interstate branches uniform treatment in most areas of their operation.

     Community Reinvestment Act. Community Reinvestment Act (CRA) evaluations will be required for each state in which an interstate bank has a branch. Interstate banks will be prohibited from using out-of-state branches "primarily for the purpose of deposit production." Federal banking agencies were required to adopt regulations by June 1, 1997 to ensure that interstate branches are being operated with a view to the needs of the host communities.

     Foreign Banks. Foreign banks are able to branch to the same extent as U.S. domestic banks. Interstate branches acquired by foreign banks will be subject to the CRA to the extent the acquired branch was subject to the CRA before the acquisition.

     California Law: In September, 1995, California enacted state legislation in accordance with authority under the Riegle-Neal Act. This state law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. This law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

  Tie-in Arrangements and Transactions with Affiliated Persons

     A bank is prohibited from certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company or other subsidiaries (if any), or on a promise by its customer not to obtain other services from a competitor.

     Directors, officers and principal shareholders of the Bank, and the companies with which they are associated, may conduct banking transactions with the Bank in the ordinary course of business. Any loans and commitments to loans included in such transactions must be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features.

  Community Reinvestment Act

     Pursuant to the Community Reinvestment Act of 1977, the federal regulatory agencies that oversee the banking industry are required to use their authority to encourage financial institutions to help meet the credit needs of the local communities in which such institutions are chartered, consistent with safe and sound banking practices. When conducting an examination of a financial institution such as the Bank, the agencies assess the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This record is taken into account in an agency's evaluation of an application for creation or relocation of domestic branches or for merger with another institution. Failure to address the credit needs of a bank's community may also result in the imposition of certain other regulatory sanctions, including a requirement that corrective action be taken. The federal banking regulators have recently adopted new rules for compliance with the provisions of CRA. Under the revised regulations, the agencies determine a bank's CRA rating by evaluating its performance on lending, service, and investment tests, with the lending test as the most important. The tests are to be applied in an "assessment context" that is developed by the agency for a particular institution. The assessment context takes into account demographic data about the community, the community's characteristics and needs, the institution's capacities and constraints, the institution's product offerings and business strategy, the institution's prior performance, and data on similarly situated lenders. Since the assessment context is developed by the regulatory agencies, a particular bank will not know until it is examined whether its CRA programs and efforts have been sufficient.

     Larger institutions are required under the revised regulations to compile and report certain data on their lending activities in order to measure performance. Some of this data is already required under other laws, such as the Equal Credit Opportunity Act (ECOA). Small institutions (those institutions with less than $250 million in assets) are now being examined on a "streamlined assessment method." The streamlined method focuses on the institution's loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints. The federal regulators who are implementing the new regulations have reported that the time spent at the banks during CRA examinations is reduced under the new regulations and the banks spend less time on paperwork evidencing compliance. Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution's regulator three months before its effective date and be published for public comment.

     The impact of these new rules on the Bank cannot be predicted.

  Environmental Regulation

     Federal, state, and local regulations regarding the discharge of materials into the environment may have an impact on the Bank. Under federal law, liability for environmental damage and the cost of cleanup may be imposed on any person or entity who is an owner or operator of contaminated property. State law provisions impose substantially similar requirements. Both federal and state laws were amended in 1996 to provide generally that a lender who is not actively involved in contaminating a property will not be liable to clean up the property, even if the lender has a security interest in the property or becomes an owner of the property through foreclosure, provided certain conditions are observed.

     The Economic Growth Act includes protection for lenders from liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA). The Economic Growth Act specifies the actions a lender may take with respect to lending and foreclosure activities without incurring environmental cleanup liability or responsibility. Typical contractual provisions regarding environmental issues in the loan documentation and due diligence inspections will not lead to lender liability for cleanup, and a lender may foreclose on contaminated property, so long as it merely maintains the property and moves to divest it at the earliest possible time.

     Under California law, a lender generally will not be liable to the State for the cost associated with cleaning up contaminated property unless the lender realized some benefit from the property, failed to divest the property promptly, caused or contributed to the release of the hazardous materials, or made the loan primarily for purposes of investing in the property. This amendment to California law became effective with respect to judicial proceedings filed and orders issued after January 1, 1997.

     The extent of the protection provided by both the federal and state lender protection statutes will depend on their interpretation by administrative agencies and courts. The Bank cannot predict whether it will be adequately protected for the types of loans made by it. In addition, the Bank is still subject to the risks that a borrower's financial position will be impaired by liability under the environmental laws and that property securing a loan made by the Bank may be environmentally impaired and not provide adequate security for the Bank. The Bank attempts to protect its position against environmental risks by performing prudent due diligence. Environmental questionnaires and information on the use of toxic substances are requested as part of its underwriting procedures. The Bank lends based on its evaluation of the collateral, net worth of the borrower, and the borrower's capacity for unforeseen business interruptions or risks.

  Limitation on Activities

     The FDICIA prohibits state chartered-banks and their subsidiaries from engaging, as principal, in activities not permissible by national banks and their subsidiaries, unless the FDIC determines the activity poses no significant risk to the BIF and the state bank is and continues to be adequately capitalized. Similarly, state bank subsidiaries may not engage, as principal, in activities impermissible by subsidiaries of national banks. This prohibition extends to acquiring or retaining any investment, including those that would otherwise be permissible under California law.

     The State Bank Parity Act, effective January 1, 1996, eliminated certain existing disparities between California state chartered banks and federally chartered national banks by authorizing the Commissioner to address such disparities through a streamlined rulemaking process. The Commissioner has taken action pursuant to the Parity Act to, among other matters, authorize previously impermissible share repurchases by state banks, subject to the prior approval of the Commissioner.

     In November, 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well-capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. In determining whether to permit the subsidiary to engage in the activity, the OCC will evaluate why the bank itself is not permitted to engage in the activity and whether a Congressional purpose will be frustrated if the OCC permits the subsidiary to engage in the activity. The State Bank Parity Act may permit state-licensed banks to engage in similar new activities, subject to the discretion of the Commissioner.

  State Bank Sales of Non-Deposit Investment and Insurance Products

     Securities activities of state non-member banks, as well as the activities of their subsidiaries and affiliates, are governed by guidelines and regulations issued by the securities and financial institution regulatory agencies. These agencies have taken the position that bank sales of alternative investment products, such as mutual funds and annuities, raise substantial bank safety and soundness concerns involving consumer confusion over the nature of the products offered, as well as the potential for mismanagement of sales programs which could expose a bank to liability under the antifraud provisions of federal securities laws.

     Accordingly, the agencies have issued guidelines that require, among other things, the establishment of a compliance and audit program to monitor a bank's mutual funds sales activities and its compliance with applicable federal securities laws; the provision of full disclosures to customers about the risks of such investments, including the possible loss of the customer's principal investment; and the conduct of securities activities of bank subsidiaries or affiliates in separate and distinct locations. In addition, the guidelines prohibit bank employees involved in deposit-taking activities from selling investment products or giving investment advice. Banks are also required to establish a qualitative standard for the selection and marketing of the investments offered by the bank, and to maintain appropriate documentation regarding the suitability of investments recommended to bank customers.

     California state-licensed banks have authority to engage in the insurance business as an agent or broker, but not as an insurance underwriter.

  Change in Senior Executives or Board Members

     Certain banks and bank holding companies are required to file a notice with their primary regulator prior to (i) adding or replacing a member of the board of directors, or (ii) the employment of or a change in the responsibilities of a senior executive officer. Notice is required if the bank or holding company is failing to meet its minimum capital standards or is otherwise in a "troubled condition," as defined in FDIC regulations, has undergone a change in control within the past two years, or has received its bank charter within the past two years.

  Impact of Economic Conditions and Monetary Policies

     The earnings and growth of the Bank will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. One function of the FRB is to regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement those objectives are open market transactions in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements held by depository institutions. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect, if any, of such policies on the future business and earnings of the Bank cannot be accurately predicted.

  Legislation and Proposed Changes

     From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies.

     Typically, the intent of such legislation is to strengthen the banking industry, even if it may on occasion prove a burden on management's plans. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Bank.

     Legislation enacted in 1996 provides for the merger of the BIF and SAIF on January 1, 1999, if there are no savings associations in existence on that date. Pursuant to that legislation, the Department of Treasury in May 1997 recommended in report to Congress that the separate charters for thrifts and banks be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter, conform holding company regulation and abolish the Office of Thrift Supervision ("OTS") have been introduced by Congress. The House Committee on Banking and Financial Services has considered and reported H.R. 10, the Financial Services Competition Act of 1997, including Title III, the "Thrift Charter Transition Act of 1997." This act would (i) require federal savings associations to convert to national banks or some type of state charter within two years of enactment; (ii) merger the BIF and SAIF; and (iii) combine the OTS with the OCC. A converted federal thrift generally would be permitted to continue to engage in any activity, including the holding of any asset, lawfully conducted on the date prior to enactment, retain all branches established or proposed in an pending application as of enactment and establish new branches in any state in which it has a branch. Otherwise it may establish new branches only under national bank rules. Beginning two years after enactment, national banks would be authorized to exercise all powers formerly authorized for federal savings associations.

     Under H.R. 10, holding companies for converted savings associations generally would become subject to the same regulation as bank holding companies, with a grandfather provision for former unitary savings and loan holding companies. Grandfathered companies would be permitted to maintain and establish affiliations with any type of company and to acquire additional depository institutions, as long as any acquired depository institution is merged into its converted savings association and such institution continues to comply with both the qualified thrift lender test and certain asset and investment limitations to which it was subject as a federal savings association. Such a converted holding company would be subject to the same capital requirements (if any) applicable under OTS regulation if it were a savings and loan holding company on June 19, 1997, and for three years would be subject to substantially similar regulation, reporting and examination as implemented by the OTS as of January 1, 1997.

     H.R. 10, if adopted, would substantially repeal the Glass-Steagall Act restrictions on bank affiliations with securities firms and thereby allow commercial banking and investment banking to be combined. It would also repeal restrictions on bank affiliations with insurance companies.

     Various revisions and alternatives to H.R. 10 have been proposed. There can be no assurance as to whether H.R. 10 or any other such legislation will be enacted, what the provisions of any such final legislation may be, or the extent to which the legislation would restrict, disrupt or otherwise have a material effect on operations.

EMPLOYEES

     At December 31, 1997, the Bank employed 88 persons, primarily on a full-time basis. The Bank's employees are not represented by any union or collective bargaining agreement and the Bank believes its employee relations are satisfactory.

ITEM 2. PROPERTIES

     The Bank's main office is located at 150 Almaden Boulevard, San Jose, California. The main office is leased under non-cancelable operating leases with a non-affiliated third party with terms, including renewal options, ranging from five to fourteen years. The primary operating area consists of approximately 13,500 square feet of space comprising the entire usable ground floor and a portion of the second floor of a fifteen-story class-A office building in downtown San Jose, California. The lease arrangement for the primary operating area is a "partial gross lease" for fifteen years commencing June 8, 1996 and expiring February 28, 2010. The monthly rent under the lease for the first five year term is $21,465. During the second five year term the monthly rent increases to $25,515 and will increase to 95 percent of fair rental value starting from year eleven until the term expires. Provisions of the lease include the right to early termination after 120 months.

     In addition, approximately 1,255 square feet of space is leased contiguous to the primary operating area for meetings, staff training, and marketing events. The lease for this additional space commenced January 1, 1997 and expires December 31, 2001. The monthly rent for this additional space is $2,259.

     In August 1997, the Bank leased an area on the second floor of the Bank's main office containing approximately 2,175 square feet of space. The monthly rent is $4,024 until May 31, 2001, when the monthly rent increase to $4,785 for the following five year period. The rent for the period from May 31, 2006 until the end of the lease will be 95 percent of fair rental value at that time. The lease for this additional space is coterminous with the original lease.

     Since April 21, 1997, the Bank has also leased space at 100 Park Center Plaza, Suite 430, San Jose, consisting of approximately 3,277 square feet of space. The lease commenced on April 21, 1997 and will terminate on April 30, 2000. The rent for the entire term of the lease is $5,243 per month.

     In February, 1998, the Bank leased space at 3077 Stevenson Blvd., Fremont, California, consisting of 6,590 square feet of space in a stand-alone office building. The lease, which commenced February 1, 1998, is for a ten year period expiring January, 2008. The rent for the first twelve month period is $13,180 per month, and the rent increases annually thereafter by 4% per year.

ITEM 3. LEGAL PROCEEDINGS

     To the best of the Bank's knowledge, there are no pending legal proceedings to which the Bank is a party which may have a materially adverse effect on the Bank's financial condition, results of operations, or cashflows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 18, 1997, the shareholders of the Bank met at a special meeting to approve the formation of a bank holding company by the adoption of a merger agreement. The merger agreement provides for the Bank to merge and become a wholly-owned subsidiary of the newly formed Heritage Commerce Corp bank holding company. At the special meeting, the merger agreement passed with a vote of 2,199,348 for the merger and 315 votes against with total outstanding shares of 3,294,898. The merger agreement became effective February 17, 1998, when the shareholders of the Bank received one share of the Heritage Commerce Corp common stock for each share of Bank common stock held.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the Over-the-Counter Electronic Bulletin Board under the symbol "HTBC." There is only a limited over-the-counter market for the Company's Common Stock. Everen Securities, Smith Barney Shearson, Incorporated, Sutro & Co., Incorporated and Van Kasper & Company have acted as market makers for the Common Stock. These market makers have no obligation to make a market for the Company's Common Stock, and they may discontinue making a market at any time. No assurance can be given that an active trading market will develop or be sustained for the Common Stock at any time in the future.

     The information in the following table indicates the high and low "bid" quotations for the Common Stock for each quarterly period since January 1, 1996, and is based upon information provided by the market makers. These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission, do not reflect actual transactions, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers.

                                                    HIGH                LOW
                                                   ------              ------
1997
Fourth Quarter...................................  $20.00              $16.00
Third Quarter....................................   14.50                8.67
Second Quarter...................................    8.50                8.33
First Quarter....................................    8.67                8.09
1996
Fourth Quarter...................................    7.93                7.93
                                                      No activity)recorded by
Third Quarter....................................             market makers(1
                                                      No activity)recorded by
Second Quarter...................................             market makers(1
First Quarter....................................    7.14                6.83

---------------
(1) During the period indicated, the Bank was in the process of completing an Offering for 825,495 shares at $7.93.

     Listed amounts are adjusted to reflect (i) a 10 percent stock dividend which was paid on February 26, 1996 to shareholders of record as of February 5, 1996, (ii) a 5 percent stock dividend which was paid on February 26, 1997 to shareholders of record as of February 5, 1997, and (iii) a 3 for 2 stock split on August 15, 1997 to shareholders of record as of August 1, 1997.

     According to information known to management, the most recent trade in the Company's Common Stock prior to the date of this Annual Report occurred on March 12, 1998 for 5,000 shares, at a sales price of $15.00 per share. Effective February 17, 1998, the Bank's stock was exchanged on a share for share basis with the stock of the Company.

DIVIDENDS

     Under California law the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to certain restrictions. A California corporation such as the Company may make a distribution to its shareholders if its retained earnings will equal at least the amount of the proposed distribution. California law further provides that in the event sufficient retained earnings are not available for the proposed distribution a corporation may nevertheless make a distribution to its shareholders, if, after giving effect to the distribution, it meets two conditions, which generally stated are as follows: (i) the corporation's assets must equal at least 125% of its liabilities; and (ii) the corporation's current assets must equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 125% of its current liabilities. Most bank holding companies are unable to meet this test.

     The payment of cash dividends by the Company depends on various factors, including the earnings and capital requirements of itself and its subsidiaries, and other financial conditions. The primary source of funds for payment of dividends by the Company to its shareholders will be the receipt of dividends and management fees from the Bank. The Company has no present intention of paying dividends in the foreseeable future. The legal ability of the Bank to pay dividends will be subject to restrictions set forth in the California banking law and regulations of the FDIC. No assurance can be given that the Bank will pay dividends at any time.

     For regulatory restrictions on payment of dividends, see Item
1 -- "BUSINESS -- Regulation and Supervision -- Limitations on Dividends."

     To date, neither the Bank nor the Company has paid cash dividends. It is the current policy of the Company to retain earnings to increase its capital to support growth. Payment of cash dividends in the future will depend upon the Bank's earnings and financial condition and other factors deemed relevant by management. Accordingly, it is likely that no cash dividends will be declared in the foreseeable future.

     In December 1995, the Bank's Board of Directors declared a 10% stock dividend payable to shareholders of record as of February 5, 1996. The payable date of the dividend was February 26, 1996. In accordance with generally accepted accounting principles, the Bank accounted for the 1996 transaction by increasing the recorded accumulated deficit and transferring to permanent capital an amount equal to the fair value of the additional shares issued. The fair value of the additional shares issued is $1,384,000, based on a market value of $6.51 per share in January 1996.

     In January, 1997, the Bank's Board of Directors declared a 5% stock dividend payable to shareholders of record as of February 5, 1997. The payable date of the dividend was February 26, 1997. In accordance with generally accepted accounting principles, the Bank accounted for the 1997 transaction by increasing the recorded accumulated deficit and transferring to permanent capital an amount equal to the fair value of the additional shares issued. The fair value of the additional shares issued is $1,304,000, based on a market value of $8.34 per share in January 1997.

     In August, 1997, the Bank's Board of Directors declared a 3 for 2 stock split payable to shareholders of record as of August 1, 1997. In accordance with generally accepted accounting principles, the Bank accounted for the transaction by restating all share information to reflect the effects of the split. The payable date of the split was August 15, 1997.

     For regulatory restrictions on the payment of dividends, see Item
1 -- "BUSINESS -- Regulation and Supervision -- Limitations on Dividends."

  Number Of Equity Security Holders

     As of February 28, 1998, there were 860 holders of Common Stock, the only outstanding class of equity security of the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following table presents a summary of selected financial information that should be read in conjunction with the Bank's financial statements and notes thereto included under Item 8 -- "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." All financial information represents the financial operations and condition of the Bank prior to the formation of the Company.

SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------
                                                   1997         1996         1995       1994(1)
                                                ----------   ----------   ----------   ----------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Interest income.............................  $   16,251   $   10,525   $    6,421   $    1,244
  Interest expense............................       4,204        2,646        1,696          214
                                                ----------   ----------   ----------   ----------
  Net interest income before provision for
     loan losses..............................      12,047        7,879        4,725        1,027
  Provision for loan losses...................       1,060          830          496           76
                                                ----------   ----------   ----------   ----------
  Net interest income after provision for loan
     losses...................................      10,987        7,049        4,229          951
  Non-interest income.........................         590          296           71           18
  Non-interest expenses.......................       9,168        5,724        4,098        2,976
                                                ----------   ----------   ----------   ----------
  Income (loss) before income taxes...........       2,409        1,621          202       (2,007)
  Provision for income taxes..................         844          220            1            1
                                                ----------   ----------   ----------   ----------
  Net income (loss)...........................  $    1,565   $    1,401   $      201   $   (2,008)
                                                ==========   ==========   ==========   ==========
PER SHARE DATA(2):
  Basic net income (loss)(3)..................  $     0.48   $     0.48   $     0.08   $    (0.82)
  Diluted net income (loss)(4)................        0.45         0.46         0.08        (0.82)
  Book value(5)...............................        6.78         6.56         6.03         5.56
  Average number of shares outstanding during
     the year.................................   3,291,689    2,912,263    2,444,912    2,440,147
  Average number of shares and equivalents
     outstanding during the year..............   3,480,237    3,033,953    2,476,929    2,440,147
  Number of shares outstanding at year-end....   3,295,896    3,103,696    2,125,534    2,112,681
BALANCE SHEET DATA:
  Investment securities.......................  $   87,697   $   75,268   $   51,449   $   30,336
  Net loans...................................     126,485       81,513       41,950       10,455
  Allowance for loan losses...................       2,285        1,402          572           76
  Total assets................................     267,575      173,303      132,160       59,037
  Total deposits..............................     242,978      146,379      118,746       47,082
  Total shareholders' equity..................      22,336       20,524       12,829       11,741
SELECTED PERFORMANCE RATIOS:
  Return on average assets(6).................       0.74%        0.96%        0.22%          n/m
  Return on average equity....................       7.38%        8.56%        1.67%          n/m
  Net interest margin.........................       6.23%        5.99%        5.81%        5.13%
  Average net loans as a percentage of average
     deposits.................................         52%          48%          37%          17%
  Average total shareholders' equity as a
     percentage of average total assets.......         10%          11%          13%          31%
SELECTED ASSET QUALITY RATIOS(7):
  Net loan charge-offs to average loans.......       0.18%           --           --           --
  Allowance for loan losses to total loans....       1.77%        1.69%        1.34%        0.73%
CAPITAL RATIOS(8):
  Tier 1 risk-based...........................       14.6%        21.4%        22.5%        75.9%
  Total risk-based............................       15.8%        22.6%        23.6%        76.4%
  Leverage....................................       10.3%        13.9%        13.5%        29.6%

---------------
(1) Figures for 1994 are for the 207 day period from June 8 (inception) to December 31, 1994.

(2) All share figures are adjusted to reflect (i) a 10% stock dividend paid to shareholders of record as of February 5, 1996; (ii) a 5% stock dividend payable to shareholders of record as of February 5, 1997; and (iii) a 3-for-2 stock split payable to shareholders of record as of August 1, 1997, except number of shares outstanding at year-end, which are only adjusted retrospectively to reflect the 3-for-2 stock split. All prior period per share amounts have been restated for the implementation of SFAS No. 128, as described in Note 1 to the financial statements.

(3) Represents net income (loss) divided by the average number of shares of common stock outstanding for the respective period.

(4) Represents net income (loss) divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

(5) Represents shareholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

(6) Average balances used in this chart and throughout this Annual Report are based on daily averages.

(7) Non-performing assets consist of non-accrual loans, loans past due 90 days or more, restructured loans, and other real estate owned. As of the dates indicated, the Bank had no non-performing assets.

(8) The Risk-Based and Leverage Capital ratios are defined in Item
    1 -- "BUSINESS -- Supervision And Regulation -- Capital Adequacy
    Guidelines."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to matters described in this section are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Changes to such risks and uncertainties which could impact future financial performance, include, among others, (1) competitive pressures in the banking industry; (2) changes in interest rate environment, (3) general economic conditions, nationally, regionally and in operating market areas; (4) changes in the regulatory environment; (5) changes in business conditions and inflation; and (6) changes in securities markets. Therefore, the information set forth herein should be carefully considered when evaluating the business prospects of the Bank.

RESULTS OF OPERATIONS

OVERVIEW

     Net income for the year ended December 31, 1997 was $1,565,000, or $0.48 per share (basic), compared to $1,401,000 or $0.48 per share (basic) and $201,000, or $0.08 per share (basic) for the years ended December 31, 1996 and 1995, respectively. This increase was primarily attributable to growth in the level of earning assets, funded by new deposits at favorable weighted average rates of interest, as well as to improvements in the Bank's mix of earning assets in favor of higher yielding assets, such as loans.

     Average interest-earning assets for 1997 were up 47% over 1996. The increase was primarily attributable to growth in loans and, as a result, the average rate on interest-earning assets increased to 8.40% in 1997, up from 8.00% in 1996. Average interest-bearing deposits for 1997 were up 49% over 1996, with the increase primarily attributable to growth in savings and money market accounts. The impact on the Bank's average rate paid on interest-bearing liabilities, however, was modest, an increase to 3.49% in 1997, up from 3.28% in 1996. As a result, net interest margin improved to 6.23% in 1997 from 5.99% in 1996.

     The Bank's loan quality remained high in 1997. As of December 31, 1997, loans classified by the Bank constituted 2% and 11%, respectively, of total loans and capital (shareholders' equity) and reserves (allowance for loan losses), down from 5% and 18%, respectively, as of December 31, 1996. Net loan charge-offs during 1997 were 0.18% of average loans outstanding; the Bank had no loan charge-offs in any prior year.

     Fee income rose a modest 16% from 1996 to 1997. Many of the Bank's deposit accounts maintain balances higher than that which is required to offset activity charges and, as such, are not assessed fees. Other components of non-interest income such as gain on sale of securities available-for-sale and on sale of SBA loans rose more dramatically, up 681% and 103%, respectively, from 1996 to 1997.

     Return on average equity in 1997 was 7.38%, compared to 8.56% in 1996 and 1.67% in 1995. Return on average equity fell in 1997, in spite of the fact that net income increased on an absolute basis over 1996, due to an increase in average equity that resulted from the Bank's second offering which occurred in the latter half of 1996.

     Return on average assets in 1997 dropped to 0.74% from 0.96% in 1996. In 1997, average assets grew at a faster rate than net earnings, which were adversely impacted by higher taxes as the Bank exhausted the remainder of its operating loss carry forwards in 1996. Return on average assets was 0.22% in 1995.

NET INTEREST INCOME AND NET INTEREST MARGIN

     The following table presents the average amounts outstanding for the major categories of the Bank's interest-earning assets and interest-bearing liabilities, the average interest rates earned or paid thereon, and the net yield on average interest-earning assets for the periods indicated:

                                                 1997                            1996                            1995
                                     -----------------------------   -----------------------------   ----------------------------
                                                INTEREST   AVERAGE              INTEREST   AVERAGE             INTEREST   AVERAGE
                                     AVERAGE    INCOME/    YIELD/    AVERAGE    INCOME/    YIELD/    AVERAGE   INCOME/    YIELD/
                                     BALANCE    EXPENSE     RATE     BALANCE    EXPENSE     RATE     BALANCE   EXPENSE     RATE
                                     --------   --------   -------   --------   --------   -------   -------   --------   -------
                                                                        (DOLLARS IN THOUSANDS)
ASSETS:
Loans, net(1)......................  $ 98,930   $10,376     10.49%   $ 61,130   $ 6,138     10.04%   $11,509    $  664      5.77%
Investment securities(2)(3)........    84,196     5,323      6.32      57,769     3,724      6.45     40,388     2,623      6.49%
Federal funds sold.................    10,233       552      5.39      12,612       663      5.26     29,419     3,134     10.65%
                                     --------   -------     -----    --------   -------     -----    -------    ------     -----
    Total interest-earning
      assets.......................   193,359   $16,251      8.40%    131,511   $10,525      8.00%    81,316    $6,421      7.90%
                                     --------   -------     -----    --------   -------     -----    -------    ------     -----
Cash and due from banks............    13,961                          11,270                          7,723
Premises and equipment, net........     1,756                           1,152                            985
Other assets.......................     3,586                           1,802                          1,204
                                     --------   -------     -----    --------   -------     -----    -------    ------     -----
    Total assets...................  $212,662                        $145,736                        $91,228
                                     ========   =======     =====    ========   =======     =====    =======    ======     =====
LIABILITIES AND SHAREHOLDERS'
  EQUITY:
Deposits:
  Demand, interest-bearing.........  $  4,988   $    95      1.91%   $  3,654   $    68      1.86%   $ 2,059    $   40      1.93%
  Savings and money-market.........    80,168     2,401      3.00      60,686     1,772      2.92     40,871     1,332      3.26%
  Time deposits, $100,000 and
    over...........................    27,314     1,330      4.87      11,220       557      4.96      1,958       102      5.22%
  Time deposits, less than
    $100,000.......................     7,530       361      4.79       4,962       244      4.92      4,486       221      4.92%
Other borrowings...................       297        17      5.72          85         5      5.88         11         1      6.04%
                                     --------   -------     -----    --------   -------     -----    -------    ------     -----
    Total interest-bearing
      liabilities..................   120,297   $ 4,204      3.49%     80,607   $ 2,646      3.28%    49,385    $1,696      3.43%
Demand deposits....................    69,376                          47,696                         29,362
Other liabilities..................     1,782                           1,062                            433
    Total liabilities..............   191,455                         129,351                         79,180
Shareholders' equity...............    21,207                          16,371                         12,048
    Total liabilities and
      shareholders' equity.........  $212,662                        $145,736                        $91,228
                                     ========   =======     =====    ========   =======     =====    =======    ======     =====
Net interest income/margin.........             $12,047      6.23%              $ 7,879      5.99%              $4,725      5.81%
                                     ========   =======     =====    ========   =======     =====    =======    ======     =====

---------------
(1) Yields and amounts earned on loans include loan fees of $709,000, $388,000, and $115,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis.

(3) The yield on investment securities does not include a fair value adjustment.

     Net interest income for the year ended December 31, 1997 was $12,047,000, an increase of $4,168,000 (or 53%) over the $7,879,000 reported for 1996. The increase occurred primarily as a result of growth that occurred in the Bank's earning assets, the yield on which was enhanced by an improvement in the net yield on interest-earning assets during 1997 as compared with 1996. The increase in net yield on interest earning assets in turn resulted from an improved mix of assets (in favor of higher yielding assets such as loans). The Bank's average interest-earning assets were $193,359,000 in 1997, up $61,848,000 (or 47%) from the average of $131,511,000 for 1996. The net yield on interest-earning assets improved during 1997 to 6.23% from 5.99% for 1996.

The following table sets forth an analysis of the changes in interest income and interest expense:

                                                                           YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------------------
                                                          1997 VERSUS 1996                          1996 VERSUS 1995
                                                -------------------------------------     -------------------------------------
                                                INCREASE (DECREASE) DUE TO CHANGE IN:     INCREASE (DECREASE) DUE TO CHANGE IN:
                                                AVERAGE      AVERAGE                      AVERAGE      AVERAGE
                                                 VOLUME        RATE       NET CHANGE       VOLUME        RATE       NET CHANGE
                                                --------     --------     -----------     --------     --------     -----------
                                                                            (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Loans, net.................................    $3,953        $285         $4,238         $3,194       $(190)        $3,004
  Investment securities......................     1,672         (72)         1,599          1,121         (20)         1,101
  Federal funds sold.........................      (128)         16           (111)            61         (62)            (1)
                                                 ------        ----         ------         ------       -----         ------
Total interest-earning assets................    $5,497        $229         $5,726         $4,376       $(272)        $4,104
                                                 ======        ====         ======         ======       =====         ======
INTEREST-BEARING LIABILITIES:
  Demand, interest-bearing...................    $   25        $  2         $   27         $   30       $  (2)        $   28
  Savings and money-market...................       583          46            629            590        (150)           440
  Time deposits, $100,000 and over...........       784         (11)           773            334           2            336
  Time deposits, less than $100,000..........       123          (7)           117            148          (6)           142
  Other borrowings...........................        12          --             12              4          --              4
                                                 ------        ----         ------         ------       -----         ------
Total interest-bearing liabilities...........    $1,527        $ 31         $1,558         $1,106       $(156)        $  950
                                                 ------        ----         ------         ------       -----         ------
Net interest income..........................    $3,970        $198         $4,168         $3,270       $ 116         $3,154
                                                 ======        ====         ======         ======       =====         ======

Note: Yields and amounts earned on loans include loan fees of $709,000, $388,000, and $115,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

     The total change is shown in the column designated "Net Change" and is allocated in the columns to the left, to the portions respectively attributable to volume changes and rate changes that occurred during the period. Changes due to both volume and rate have been allocated between the volume and rate categories in proportion to the relationship of the changes due solely to the changes in volume and rate, respectively.

PROVISIONS FOR LOAN LOSSES

     During 1997, the provision for loan losses was $1,060,000, up $230,000 (or 28%) from $830,000 during 1996. The increase in the provision during 1997 reflected the overall growth in the loan portfolio and the Bank's policy of making provisions to the allowance for loan losses. The provision for 1996 was up $334,000 (or 67%) from $496,000 during 1995.

     The allowance for loan losses was 1.77%, 1.69%, and 1.34% of total loans at December 31, 1997, 1996, and 1995, respectively.

NON-INTEREST INCOME

     The following table sets forth the various components of the Bank's non-interest income:

                                                                                        INCREASE (DECREASE)
                                                           YEARS ENDED         --------------------------------------
                                                           DECEMBER 31,        1997 VERSUS 1996     1996 VERSUS 1995
                                                       --------------------    -----------------    -----------------
                                                       1997    1996    1995    AMOUNT    PERCENT    AMOUNT    PERCENT
                                                       ----    ----    ----    ------    -------    ------    -------
                                                                           (DOLLARS IN THOUSANDS)
Gain on sale of loans held for sale..................  $205    $101    $ --     $104       103%      $101        --%
Service charges and other fees.......................   173     149      59       24        16         90       153
Gain on securities available-for-sale................   164      21       3      143       681         18       600
Other income.........................................    48      25       9       23        92         16       178
                                                       ----    ----    ----     ----      ----       ----      ----
Total................................................  $590    $296    $ 71     $294        99%      $225       317%
                                                       ====    ====    ====     ====      ====       ====      ====

     Non-interest income for the year ended December 31, 1997 was $590,000, up $294,000 (or 99%) from $296,000 for 1996. This increase was primarily the result of gains recognized on the sale of securities available-for-sale (up $143,000), sales of SBA loans (up $104,000), and an increase in deposit service charges (up $24,000).

NON-INTEREST EXPENSES

     The following table sets forth the various components of the Bank's non-interest expenses:

                                                                       INCREASE (DECREASE)
                                                               -----------------------------------
                                    YEARS ENDED DECEMBER 31,   1997 VERSUS 1996   1996 VERSUS 1995
                                    ------------------------   ----------------   ----------------
                                     1997     1996     1995    AMOUNT   PERCENT   AMOUNT   PERCENT
                                    ------   ------   ------   ------   -------   ------   -------
                                                        (DOLLARS IN THOUSANDS)
Salaries and benefits.............  $4,933   $2,942   $2,062   $1,991      68%     $880       43%
Client services...................   1,169      910      491      259      28       419       85
Furniture and equipment...........     542      330      220      212      64       110       50
Advertising and promotion.........     450      260      154      190      73       106       69
Occupancy.........................     440      293      296      147      60        (3)      (1)
Professional fees.................     372      224      302      148      66       (78)     (26)
Loan origination costs............     326      146       39      180     124       107      274
Other.............................     936      619      534      317      51        85       16
                                    ------   ------   ------   ------     ---      ----      ---
Total.............................  $9,168   $5,724   $4,098   $3,444      60%     $225       40%
                                    ======   ======   ======   ======     ===      ====      ===

     Non-interest expenses for the year ended December 31, 1997 were $9,168,000, up $3,444,000 (or 60%) from $5,724,000 for the year ended December 31, 1996. The increase in non-interest expenses reflects the growth in infrastructure to support the Bank's loan and deposit growth.

     Non-interest expenses consist primarily of salaries and employee benefits (54%, 51%, and 50% of total non-interest expenses for 1997, 1996, and 1995, respectively) and client services (13%, 16%, and 12% of total non-interest expenses for 1997, 1996, and 1995, respectively). The increase in salaries and benefits expenses was primarily attributable to an increase in the number of employees. The Bank employed 88 people at December 31, 1997, up 33 from 55 employees at December 31, 1996. Client services expenses include outside data processing service costs, courier and armored car costs, imprinted check costs, and other client services, all of which are directly related to the amount of funds on deposit at the Bank. The increase in furniture and equipment expenses and in occupancy expenses was primarily attributable to an increase in the number of employees. Advertising expenses increased in 1997 due to the Bank's co-sponsorship of a professional auto racing team.

YEAR 2000

     The inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to process accurately certain date-based information.

     The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is underway and should be substantially complete by June 30, 1998. The Company plans to complete the testing process of all significant applications by December 31, 1998.

     In addition, the Company has communicated with a vendor with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 risks. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company's bank subsidiary has begun the process of assessing the credit risk related to its borrowers' Year 2000 Compliance progress, and will integrate a Year 2000 Compliance element into its credit approval process by December 31, 1998.

     The total cost to the Company of Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing process are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

PROVISION FOR INCOME TAXES

     Provision for income taxes was $844,000, $220,000, and $1,000, for the years ended December 31, 1997, 1996, and 1995, respectively. The Bank's effective tax rates were 35.0%, 13.6%, and 0.5%, for the years ended December 31, 1997, 1996, and 1995, respectively. The decrease in the effective tax rate from the statutory tax rate in 1996 and 1995 was due to state income taxes, change in the valuation allowance, and non-taxable interest income. The 1995 provision reflected state minimum income taxes due to utilization of net operating losses.

FINANCIAL CONDITION

SECURITIES PORTFOLIO

     The following table summarizes the amounts and distribution of the Bank's investment securities and the weighted average yields as of December 31, 1997:

                                                                            DECEMBER 31, 1997
                                         ----------------------------------------------------------------------------------------
                                                                        MATURITY
                                         ----------------------------------------------------------------------
                                                           AFTER ONE YEAR    AFTER FIVE YEARS                          TOTAL
                                             WITHIN              AND            AND WITHIN           AFTER           AMORTIZED
                                            ONE YEAR       WITHIN 5 YEARS        TEN YEARS         TEN YEARS           COST
                                         ---------------   ---------------   -----------------   --------------   ---------------
                                         AMOUNT    YIELD   AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT   YIELD   AMOUNT    YIELD
                                         -------   -----   -------   -----   --------   ------   ------   -----   -------   -----
                                                                          (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. Treasury........................  $ 6,977   6.17%   $25,217   6.27%   $ 3,026     6.49%   $  --      --%   $35,220   6.27%
  U.S. government agencies.............    2,002   5.60      2,985   6.28     10,383     6.71    1,000    8.00     16,370   6.57
  Municipals -- taxable................       --     --         --     --         --       --    2,000    6.01      2,000   6.01
  Municipals -- tax exempt.............       --     --         --     --        735     4.67    1,861    4.89      2,596   4.83
  Preferred stock......................       --     --      1,525   6.18         --       --      687    5.46      2,212   5.96
  Commercial paper.....................       --     --      1,515   6.43         --       --      522    7.97      2,036   6.82
                                         -------   ----    -------   ----    -------     ----    ------   ----    -------   ----
  Total Available-for-sale.............  $ 8,979   6.04%   $31,242   6.27%   $14,144     6.56%   $6,070   6.10%   $60,434   6.29%
Securities held-to-maturity:
  Municipals -- taxable................  $ 1,765   5.98%   $ 5,816   6.36%   $ 1,748     6.50%   $ 269    6.30%   $ 9,598   6.31%
  Municipals -- tax exempt.............       89   4.67        405   5.03      4,957     4.80    1,401    4.98      6,852   4.85
  U.S. Government agencies.............       --     --      1,731   6.94      4,302     7.11       --      --      6,033   7.06
  U.S. Treasury........................    1,993   6.66      2,054   6.36         --       --       --      --      4,048   6.51
                                         -------   ----    -------   ----    -------     ----    ------   ----    -------   ----
  Total held-to-maturity...............  $ 3,847   6.30%   $10,006   6.41%    11,007     5.97%   1,670    5.19%   $26,531   6.14%
                                         -------   ----    -------   ----    -------     ----    ------   ----    -------   ----
Total securities.......................  $12,826   6.12%   $41,248   6.31%   $25,151     6.30%   $7,740   5.90%   $86,965   6.24%
                                         =======   ====    =======   ====    =======     ====    ======   ====    =======   ====

Note: Yields on tax exempt municipal securities are not on a fully tax equivalent basis.

     As of December 31, 1997, the only securities held by the Bank where the aggregate book value of the Bank's investment in securities of a single issuer exceeded 10% of the Bank's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

     Securities are pledged to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) or of other funds such as bankruptcy trustee deposits. Securities with amortized cost of $27,470,000 as of December 31, 1997 were pledged to secure public and certain other deposits as required by law or contract.

LOANS

     General. The following table presents the Bank's loans outstanding at year end by loan type:

                                                                         DECEMBER 31,
                                            ----------------------------------------------------------------------
                                                       % OF              % OF              % OF              % OF
                                              1997     TOTAL    1996     TOTAL    1995     TOTAL    1994     TOTAL
                                            --------   -----   -------   -----   -------   -----   -------   -----
                                                                    (DOLLARS IN THOUSANDS)
Commercial................................  $ 63,833     50%   $44,448     54%   $23,456     55%   $ 6,538     62%
Real estate -- mortgage...................    38,446     29     26,070     31     13,345     31      2,550     24
Real estate -- land and construction......    25,780     20     11,918     14      5,105     12      1,370     13
Consumer..................................       824      1        558      1        735      2        110      1
                                            --------   ----    -------   ----    -------   ----    -------   ----
Total loans...............................  $128,883    100%   $82,994    100%   $42,641    100%   $10,568    100%
Deferred loan fees........................      (113)              (79)             (119)              (37)
Allowance for loan losses.................    (2,285)           (1,402)             (572)              (76)
                                            --------   ----    -------   ----    -------   ----    -------   ----
Net loans.................................  $126,485           $81,513           $41,950           $10,455
                                            ========   ====    =======   ====    =======   ====    =======   ====

     The Bank's commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans," with maturities normally ranging from one to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

     The Bank is an active participant in the Small Business Administration
(SBA) and California guarantied lending programs, and has been approved by the SBA as a lender under the Preferred Loan Program (PLP). The Bank regularly makes SBA-guarantied loans, the guarantied portion of which is held for possible resale in the secondary market. In the event of the sale of a guarantied portion SBA loan, the Bank retains the servicing rights for the sold portion. At December 31, 1997, 1996, and 1995, $6.0 million, $2.1 million and $77 thousand, respectively, in SBA loans were serviced by the Bank for others. The Bank generally considers its SBA loans to be investment loans, but has from time to time sold the guarantied portion of certain loans.

     The Bank's real estate term loans consist primarily of loans made based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. It is the Bank's policy to restrict real estate term loans to no more than 80% of the lower of the Bank's appraised value or the purchase price of the property, depending on the type of property and its utilization. The Bank offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and seven years (on an amortization ranging from fifteen to twenty-five years with a balloon payment due at maturity); however, SBA and certain other real estate loans easily sold in the secondary market may be granted for longer maturities.

     The Bank's real estate land and construction loans are primarily interim loans made by the Bank to finance the construction of commercial and single family residential properties. These loans are typically short term. The Bank utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Additionally, the Bank makes equity lines of credit and equity loans available to its clientele. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Bank's consumer loans are secured by the personal property being purchased, or, in the instances of equity loans or lines, real property.

     With certain exceptions, the Bank is permitted to make extensions of its credit to any one borrowing entity up to 15% of the Bank's capital and reserves for unsecured loans and up to 25% of the Bank's capital and reserves for secured loans. These lending limits for the Bank were $3.7 million and $6.2 million, respectively, at December 31, 1997. The Bank sells participations in its loans when necessary to stay within lending limits. The Bank generally maintains an "in-house limit" of $3.0 million for unsecured loans, and $5.0 million for secured loans.

     Loan Concentrations. The Bank does not have any concentrations in its loan portfolio by industry or group of industries, however, 59% and 54% of its net loans were secured by real property as of December 31, 1997 and 1996, respectively.

     Loan Portfolio Maturities and Interest Rate Sensitivity. The following table sets forth the maturity distribution of the Bank's loans at December 31, 1997:

                                                           OVER ONE YEAR
                                            DUE IN           BUT LESS
                                         ONE YEAR OR           THAN            OVER FIVE
                                             LESS           FIVE YEARS           YEARS          TOTAL
                                       ----------------    -------------    ---------------    --------
                                                            (DOLLARS IN THOUSANDS)
Commercial...........................      $27,053            $13,313           $23,736        $ 64,102
Real estate -- mortgage..............        6,276             17,706            14,297          38,279
Real estate -- land and
  construction.......................       24,725                837                --          25,562
Consumer.............................          158                669                --             827
                                           -------            -------           -------        --------
Total loans..........................      $58,212            $32,525           $38,033        $128,770
                                           =======            =======           =======        ========
Loans with variable interest rates...      $57,321            $22,210           $27,866        $107,397
Loans with fixed interest rates......          891             10,315            10,167          21,373
                                           -------            -------           -------        --------
Total................................      $58,212            $32,525           $38,033        $128,770
                                           =======            =======           =======        ========

Note: Total shown is net of deferred loan fees of $113,000 at December 31, 1997.

     The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 1997, approximately 83% of the Bank's loan portfolio consisted of floating interest rate loans.

     Credit Risk Management. The risk of non-payment of loans is an inherent feature of the banking business. That risk varies with the type and purpose of the loan, the collateral that is utilized to secure payment, and ultimately, the creditworthiness of the borrower. In order to minimize this credit risk, the Bank requires that all loans be approved by at least the Chief Credit Officer, the Senior Loan Officer, or the Chief Executive Officer, who individually have approval authority of $150,000 each, and in combination may approve loans of up to $600,000. Loans in excess of $600,000 must be approved by the Officers' Loan Committee. Loans over $1,000,000 must be approved by the Directors' Loan Committee. The Bank has established an in-house lending limit of $3,000,000 for unsecured transactions, and $5,000,000, for secured transactions, which is subject to review or exception from time to time.

     The Bank assigns a risk grade consistent with the system recommended by regulatory agencies to all of its loans. Grades range from "Pass" to "Loss," depending on credit quality, with "Pass" representing loans that involve an acceptable degree of risk. Additionally, the Bank maintains a program for regularly scheduled reviews of certain new and renewed loans by an outside loan review consultant. Any loans identified during an external review process that expose the Bank to increased risk are appropriately downgraded and an increase in the allowance for loan losses is established for such loans. Further, the Bank is examined periodically by the FDIC, FRB, and the California Department of Financial Institutions, at which time a further review of loans is conducted.

     Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified loans may result from problems specific to a borrower's business or from economic downturns which affect the borrower's ability to repay or which cause a decline in the value of the underlying collateral (particularly real estate). Management believes that it has adequately provided an allowance to provide for estimated probable losses in the credit portfolio. Significant deterioration in Northern California real property values or economic downturns could impact future operating results, liquidity, or capital resources and require additional provisions to the allowance or cause losses in excess of the allowance.

     Non-Performing Assets. At December 31, 1997, 1996 and 1995, the Bank had no non-accrual loans. During the year ended December 31, 1997 the average balance of non-accrual loans was $100,000. At December 31, 1997, 1996 and 1995, the Bank had no assets classified as other real estate owned. The Bank has no troubled debt restructuring and no loans 90 days past-due and still accruing.

     For the year ended December 31, 1997, the Bank had forgone interest income in the amount of $17,000 as a result of non- accrual loans. Through December 31, 1996, the Bank had not foregone any interest income as a result of non-accrual loans or restructured debt.

     As of December 31, 1997, loans classified by the Bank were $2,695,000. These loans constituted 2% of total loans and 11% of the Bank's capital and reserves as of that date. As of December 31, 1996, loans classified by the Bank were $4,005,000. These loans constituted 5% of total loans and 18% of the Bank's capital and reserves as of that date. As of December 31, 1995, loans classified by the Bank were $296,804. These loans constituted 1% of total loans and 2% of the Bank's capital and reserves as of that date. Through December 31, 1997, the Bank has not made loans to any foreign entities.

ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the Bank's loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                                             YEAR ENDED DECEMBER 31
                                                         -------------------------------
                                                          1997     1996    1995    1994
                                                         ------   ------   -----   -----
                                                             (DOLLARS IN THOUSANDS)
Balance, beginning of period...........................  $1,402   $  572   $  76   $  --
Charge-offs -- Commercial loans........................    (224)      --      --      --
Recoveries -- Commercial loans.........................      47       --      --      --
                                                         ------   ------   -----   -----
Net charged-offs.......................................    (177)      --      --      --
                                                         ------   ------   -----   -----
Provision for loan losses..............................   1,060      830     496      76
                                                         ------   ------   -----   -----
Balance, end of period.................................  $2,285   $1,402   $ 572   $  76
                                                         ======   ======   =====   =====
Ratios:
  Net charge-offs to average loans outstanding.........    0.18%      --%     --%     --%
  Allowance for loan losses to average loans...........    2.31%    2.29%   1.94%   1.60%
  Allowance for loan losses to total loans at end of
     period............................................    1.77%    1.69%   1.34%   0.72%

     The following table summarizes the allocation of the allowance for loan losses by loan type and the allocation as a percent of loans outstanding in each loan category for the periods indicated:

                                                                    DECEMBER 31,
                        -----------------------------------------------------------------------------------------------------
                                 1997                      1996                      1995                      1994
                        -----------------------   -----------------------   -----------------------   -----------------------
                                    ALLOCATION                ALLOCATION                ALLOCATION                ALLOCATION
                                     AS A % OF                 AS A % OF                 AS A % OF                 AS A % OF
                                       LOANS                     LOANS                     LOANS                     LOANS
                                    OUTSTANDING               OUTSTANDING               OUTSTANDING               OUTSTANDING
                        ALLOWANCE   IN CATEGORY   ALLOWANCE   IN CATEGORY   ALLOWANCE   IN CATEGORY   ALLOWANCE   IN CATEGORY
                        ---------   -----------   ---------   -----------   ---------   -----------   ---------   -----------
                                                               (DOLLARS IN THOUSANDS)
Commercial............   $  821        1.29%       $  512        1.15%        $267         1.14%         $--           --%
Real
  estate -- mortgage..      205        0.53           117        0.45          102         0.76           --           --
Real estate -- land
  and construction....      379        1.47           227        1.90           54         1.06           --           --
Consumer..............        7        0.85             6        1.08            6         0.82           --           --
Unallocated...........      873                       540                      143                        76
                         ------        ----        ------        ----         ----         ----          ---         ----
Total.................   $2,285        1.77%       $1,402        1.69%        $572         1.34%         $76         0.72%
                         ======        ====        ======        ====         ====         ====          ===         ====

     The Bank maintains an allowance for loan losses to provide for probable losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectable are charged against the allowance and any recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. At December 31, 1997, 1996, and 1995 the allowance for loan losses was 1.77%, 1.69%, and 1.34%, respectively, of gross loans then outstanding.

     During 1997, the Bank charged off three loans with principal balance totaling $224,000, and recovered two of those loans for $48,000, with accrued interest and costs. Through December 31, 1996, the Bank had no loan charge-offs and no charge-off recoveries.

     In an effort to improve its analysis of risk factors associated with its loan portfolio, the Bank continues to monitor and to make appropriate changes to its internal loan policies. These efforts better enable the Bank to assess risk factors prior to granting new loans and to assess the sufficiency of the allowance for loan losses. The allowance for loan losses is deemed adequate by the management for known and currently anticipated future risks inherent in the loan portfolio. However, the Bank's loan portfolio can be adversely affected if California economic conditions and the real estate market in the Bank's market area were to weaken. The effect of such events although uncertain at this time, could result in an increase in the level of non-performing loans and increased loan losses which could adversely affect the Bank's future growth and profitability.

DEPOSITS

     The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                                              YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------
                                                           1997                     1996
                                                   ---------------------    ---------------------
                                                   AVERAGE      AVERAGE     AVERAGE      AVERAGE
                                                   BALANCE     RATE PAID    BALANCE     RATE PAID
                                                   --------    ---------    --------    ---------
                                                               (DOLLARS IN THOUSANDS)
Demand, non-interest bearing.....................  $ 69,376        --%      $ 47,696        --%
Demand, interest bearing.........................     4,988      1.91          3,654      1.86
Savings and money market.........................    80,168      3.00         60,686      2.92
Time deposits, $100,000 and over.................    27,314      4.87         11,220      4.96
Time deposits less than $100,000.................     7,530      4.79          4,962      4.92
                                                   --------      ----       --------      ----
Total average deposits...........................  $189,376      2.22%      $128,218      2.06%
                                                   ========      ====       ========      ====

     At December 31, 1997, the Bank had a deposit mix of 26% in money market accounts, 17% in time deposits, 14% in savings deposits, 3% in NOW accounts, and 40% in non-interest-bearing demand deposits. On the same date, $158,000 of the Bank's deposits were from public sources. At December 31, 1996, the Bank had a deposit mix of 24% in money market accounts, 20% in time deposits, 15% in savings deposits, 3% in NOW accounts, and 38% in non-interest-bearing demand deposits. On the same date, $200,000 of the Bank's deposits were from public sources. The Bank's net interest income is enhanced by its percentage of non-interest bearing deposits.

     The Bank's deposits are obtained from a cross-section of the communities it serves. The Bank's business is not seasonal in nature. The Bank had brokered deposits totaling approximately $12 million at December 31, 1997. The Bank is not dependent upon funds from sources outside the United States.

DEPOSIT CONCENTRATION AND DEPOSIT VOLATILITY

     The following table indicates the maturity schedule of the Bank's time deposits of $100,000 or more as of December 31, 1997:

                                                          BALANCE     % OF TOTAL
                                                          --------    -----------
                                                          (DOLLARS IN THOUSANDS)
Three months or less....................................  $20,836          60%
Over three months through six months....................    8,741          25
Over six months through twelve months...................    5,235          15
Over twelve months......................................      136          <1
                                                          -------         ---
Total...................................................  $34,948         100%
                                                          =======         ===

     The Bank focuses primarily on servicing business accounts that are frequently over $100,000 in average size. Certain types of accounts that the Bank makes available are typically in excess of $100,000 in average balance per account, and certain types of business clients whom the Bank serves typically carry deposits in excess of $100,000 on average. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Bank to ensure its ability to fund deposit withdrawals.

LIQUIDITY AND LIABILITY MANAGEMENT

To meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, in federal funds sold, and in investment securities. As of December 31, 1997, the Bank's primary liquidity ratio was 37.6%, comprised of $48.2 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, federal funds sold of $27.1 million, and $16.1 million in cash and due from banks, as a percentage of total deposits of $243.0 million. As of December 31, 1996, the Bank's primary liquidity ratio was 37.9%, comprised of $42.9 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, and $12.6 million in cash and due from banks, as a percentage of total deposits of $146.4 million.

     Liquidity was essentially unchanged from 1996 to 1997 as deposit growth was matched by commensurate growth in liquid assets.

     The following table summarizes the Bank's borrowings under its federal funds purchased and security repurchase arrangements for the periods indicated:

                                                              1997          1996
                                                            --------      ---------
                                                            (DOLLARS IN THOUSANDS)
Average balance during the year...........................   $ 297         $   85
Average interest rate during the year.....................    5.72%          5.64%
Maximum month-end balance during the year.................   $ 300         $5,010
Average rate at December 31...............................      --           6.75%

     The Bank has federal funds purchase lines of $15,000,000 and $2,000,000, respectively, from its two correspondent banks, and a repurchase arrangement of $10,000,000 with a commercial brokerage firm. There were no borrowings under these arrangements as of December 31, 1997.

INTEREST RATE SENSITIVITY

     The table below sets forth the interest rate sensitivity of the Bank's interest earning assets and interest bearing liabilities as of December 31, 1997, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                              WITHIN    DUE IN THREE    DUE AFTER
                              THREE      TO TWELVE     ONE TO FIVE   DUE AFTER    NOT RATE-
                              MONTHS       MONTHS         YEARS      FIVE YEARS   SENSITIVE    TOTAL
                             --------   ------------   -----------   ----------   ---------   --------
                                                      (DOLLARS IN THOUSANDS)
Interest earning assets:
  Federal funds sold.......  $ 27,125     $    --        $    --      $     --                $ 27,125
  Securities...............     3,000       9,844         41,589        33,264                  87,697
  Total loans..............    99,936       8,242         12,445         8,147                 128,770
  Other assets.............     4,473          --             --            --                   4,473
                             --------     -------        -------      --------    ---------   --------
Total interest earning
  assets...................   134,534      18,086         54,034        41,411                 248,065
                             --------     -------        -------      --------    ---------   --------
Cash and due from banks....                                                       $  16,060     16,060
Other assets...............                                                           3,450      3,450
                             --------     -------        -------      --------    ---------   --------
Total assets...............  $134,534     $18,086        $54,034      $ 41,411    $  19,510   $267,575
                             ========     =======        =======      ========    =========   ========
Interest bearing
  liabilities:
  Demand,
     interest-bearing......  $  6,319     $    --        $    --      $     --                $  6,319
  Savings and money
     market................    96,712          --             --            --                  96,712
  Time deposits............    26,050      15,946            214            --                  42,210
                             --------     -------        -------      --------    ---------   --------
Total interest bearing
  liabilities..............   129,081      15,946            214            --                 145,241
                             --------     -------        -------      --------    ---------   --------
Non-interest demand
  deposits.................                                                       $  97,737     97,737
Other liabilities..........                                                           2,261      2,261
Shareholders' equity.......                                                          22,336     22,336
                             --------     -------        -------      --------    ---------   --------
Total liabilities and
  shareholders' equity.....  $129,081     $15,946        $   214                  $ 122,334   $267,575
                             ========     =======        =======      ========    =========   ========
Interest rate sensitivity
  gap......................  $  5,453     $ 2,140        $53,820      $ 41,411    $(102,824)        --
                             ========     =======        =======      ========    =========   ========
Cumulative interest rate
  sensitivity gap..........  $  5,453     $ 7,593        $61,413      $102,824           --         --
Cumulative interest rate
  sensitivity gap ratio....      2.04%       2.84%         22.95%        38.43%

     The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Bank has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates in relatively short maturities.

     Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Bank's interest rate sensitivity position. To supplement traditional gap analysis, the Bank performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Bank to explore the complex relationships within the gap over time and various interest rate environments. For additional information on the Bank's simulation model and the methodology used to estimate the potential effects of changing interest rates, see Item 7A -- "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

     The Bank's internal Asset/Liability Committee and the Finance and Investment Committee of the Board each meet monthly to monitor the Bank's investments, liquidity needs and to oversee its asset/liability management. The Bank evaluates the rates offered on its deposit products on a weekly basis.

CAPITAL RESOURCES

     The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                                    DECEMBER 31,                      MINIMUM
                                     -------------------------------------------     REGULATORY
                                       1997        1996        1995       1994      REQUIREMENTS
                                     --------    --------    --------    -------    ------------
                                               (DOLLARS IN THOUSANDS)
Capital components:
  Tier 1 Capital...................  $ 21,899    $ 20,273    $ 12,324    $12,027
  Tier 2 Capital...................     1,885       1,188         572         76
                                     --------    --------    --------    -------        ---
     Total risk-based capital......  $ 23,784    $ 21,461    $ 12,896    $12,103
                                     ========    ========    ========    =======        ===
Risk-weighted assets...............   150,418      94,776      54,730     18,851
Average assets.....................   251,767     175,001     122,464     53,731
Capital ratios:
  Total risk-based capital.........      15.8%       22.6%       23.6%      76.4%       8.0%
  Tier 1 risk-based capital........      14.6        21.4        22.5       75.9        4.0
  Leverage ratio(1)................      10.3        13.9        10.1       22.4        4.0

---------------
(1) Tier 1 capital divided by average assets (excluding goodwill).

     At December 31, 1997 and 1996, the Bank's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized," as defined in the regulations issued by the FDIC. The table above presents the capital ratios of the Bank computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 1997. The risk-based and leverage capital ratios are defined in Item
1 -- "BUSINESS -- Supervision and Regulation -- Capital Adequacy Guidelines."

     The Company intends to raise additional equity capital to finance future geographic expansion. In general, the Company plans to form one or more new subsidiary banks in new markets. No assurance can be given that the Company will be able to raise the additional capital needed to support the organization of a new bank. Management believes that the Company has sufficient cash flows to fund operations for the next year.

COMPARISON OF 1996 VERSUS 1995

     Net interest income for the year ended December 31, 1996 was $7,879,000, an increase of $3,154,000 (or 67%) over the $4,725,000 reported for 1995. The increase occurred primarily as a result of growth that occurred in the Bank's earning assets, the yield on which was enhanced by an improvement in the net yield on interest-earning assets during 1996 as compared with 1995. The increase in net yield on interest earning assets in turn resulted from an improved mix of assets (in favor of higher yielding assets such as loans) which offset the effect of interest rate decreases that occurred during the first quarter of 1996. The Bank's average interest-earning assets were $131,511,000 in 1996, up $50,195,000 (or 62%) from the average of $81,316,000 for 1995. The net yield on interest-earning assets improved during 1996 to 5.99% from 5.81% for 1995.

     Non-interest income for the year ended December 31, 1996 was $296,000, up $225,000 (or 317%) from $71,000 for 1995. This increase was primarily the result of sales of SBA-guarantied loans and certain investment securities available-for-sale, which resulted in profits on sale, as well as an increase in deposit levels, which generate monthly service charges.

     Non-interest expenses for the year ended December 31, 1996 were $5,724,000, up $1,626,000 (or 40%) from $4,098,000 for the year ended December 31, 1995.
Growth in the Bank's infrastructure to support loan and deposit growth was responsible for the increase in non-interest expenses. Salaries and benefits expense rose 43% from 1995 to 1996, with the increase attributable to growth in the number of employees. The Bank employed 55 people at December 31, 1996, up 22 from 33 employees at December 31, 1995. Furniture and equipment expenses and occupancy expenses were similarly affected by the increase in employees. Client services expenses were up as a result of additional funds on deposit at the Bank.

ACCOUNTING PRONOUNCEMENTS

     The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective January 1, 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under this approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The adoption of this Statement did not have any significant impact on the Bank's financial position or results of operations.

     In December 1996, the Financial Accounting Standards Board (FASB) issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, which defers the implementation of SFAS No. 125 for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and similar transactions until January 1, 1998. Management believes that the effect of adoption of SFAS No. 125, for those transactions covered under SFAS No. 127, on the Company's consolidated financial statements will not be material.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these Statements will not impact the Company's consolidated financial position, results of operations, or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective with the year-end 1998 financial statements. In addition, disclosure of comprehensive income is required in the interim financial statements beginning with the first quarter of 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Bank's assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Since all of the Company's interest-bearing assets and liabilities are located at the Bank, all of the Company's interest rate risk exposure lies at the Bank level, as well. As a result, all interest rate risk management procedures are performed at the Bank level. Based upon the nature of the Bank's operations, the Bank is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets. As of December 31, 1997, the Company does not use interest rate derivatives to hedge its interest rate risk.

     The Bank's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee (ALCO). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent, and that the goal is to identify and accept the risks. Management uses two methodologies to manage interest rate risk: 1) a standard GAP analysis; and 2) an interest rate shock simulation model. The Bank has no market risk sensitive instruments held for trading purposes.

     The detail from the Bank's GAP analysis is shown in Item 7, above, and is not discussed here. The Bank applies a market value (MV) methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest earning assets and other investments and outgoing cash flows on interest bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 200 basis point increase and a 200 basis point decrease in market rates are considered.

     At December 31, 1997, it was estimated that the Company's MV would increase 5.2% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 6.8% in the event of a 200 basis point decrease in market interest rates.

     Presented below, as of December 31, 1997, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

                                                               MARKET VALUE AS A %
                                                            OF PRESENT VALUE OF ASSETS
                                             % CHANGE IN    --------------------------
CHANGE IN RATES   $ CHANGE IN MARKET VALUE   MARKET VALUE   MV RATIO     CHANGE (BP)
---------------   ------------------------   ------------   ---------   --------------
                   (DOLLARS IN THOUSANDS)
   + 200 bp                $2,296                 5.2%        17.3%            86
       0 bp                    --                  --         16.4             --
   - 200 bp                (3,002)               (6.8)        15.3           (112)

     Management believes that the MV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the MV method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institutions interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

     However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MV methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MV methodology does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients' ability to service their debt. All of these factors are considered in monitoring the Company's exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and independent auditors' report are set forth in Appendix F, which follows Item 14 -- "EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On December 1, 1997, Heritage Bank of Commerce (the Bank) notified KPMG Peat Marwick LLP (KPMG) that the Bank was terminating KPMG as independent certified public accountants for the Bank. The termination was effective on that date. On December 1, 1997, the Bank engaged Deloitte & Touche LLP as independent auditors for the Bank.

     At no time during the engagement of KPMG by the Bank was there any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of KPMG would have caused it to make reference in connection with its report to the subject matter of the disagreement. The preceding sentence includes disagreements, whether resolved or not resolved to the satisfaction of KPMG, at the decision-making levels of the Bank and KPMG. No report of KPMG on the financial statements of the Bank for any of the past three years contained an adverse opinion or a disclaimer of opinion or was qualified as to uncertainty, audit scope, or accounting principles.

     The Bank's decision to change accountants was recommended by the Bank's Audit Committee and approved by the Bank's Board of Directors.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the Company's Proxy Statement for the May 21, 1998 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company as of February 28, 1998 is included in Part I above in accordance with Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from the text under the caption "Executive Compensation" in the Proxy Statement for the May 21, 1998 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT -- BENEFICIAL OWNERSHIP OF COMMON STOCK

     Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated by reference from page 4 and the text under the caption "Proposal One -- Election of Directors" in the Proxy Statement for the May 21, 1998 Annual Meeting of Shareholders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with officers, directors, and the Company is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 21, 1998 Annual Meeting of Shareholders.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The Financial Statements of the Company, the Management Statement, and the independent auditors' report are set forth on pages 38 through 56.

(a)(2) FINANCIAL STATEMENT SCHEDULES

     All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) EXHIBITS

                                                                                    INCORPORATED BY
                                                                                       REFERENCE
                                                                                   TO REPORT ON FORM
    EXHIBIT                                                           FILED     -----------------------
      NO.                                                            HEREWITH   8-A DATED   EXHIBIT NO.
    -------                                                          --------   ---------   -----------
      3.1     Heritage Commerce Corp Articles of Incorporation:                  3-5-98         4.1
              [Incorporated herein by reference from Exhibit 4 to
              Heritage Commerce Corp's Form 8-A: Registration of
              Securities Pursuant to Section 12(g) of the
              Securities Exchange Act of 1933 dated March 5, 1998
              (File No. 000-23877)]................................
      3.2     Heritage Commerce Corp Bylaws: [Incorporated herein                3-5-98         4.2
              by reference from Exhibit 4 to Heritage Commerce
              Corp's Form 8-A: Registration of Securities Pursuant
              to Section 12(g) of the Securities Exchange Act of
              1933 dated March 5, 1998 (File No. 000-23877)].......
     10.1     Real Property Leases for properties located at 150                 3-5-98           1
              Almaden Blvd., San Jose and 100 Park Center Plaza,
              San Jose. [This exhibit is incorporated by reference
              to the paper filing of Heritage Commerce Corp's Form
              8-A filed March 5, 1998 (File No. 000-23877).].......
     10.2     Employment agreement with Mr. Rossell dated June 8,                3-5-98           1
              1994 [This exhibit is incorporated by reference to
              the paper filing of Heritage Commerce Corp's Form 8-A
              filed March 5, 1998 (File No. 000-23877).]...........
     10.3     Employment agreement with Mr. Gionfriddo dated June                3-5-98           1
              8, 1994 [This exhibit is incorporated by reference to
              the paper filing of Heritage Commerce Corp's Form 8-A
              filed March 5, 1998 (File No. 000-23877).]...........
     10.4     Amendment No. 2 to Employment Agreement with Mr.          X
              Gionfriddo...........................................
     16.1     Letter regarding change in certifying accountant.....     X
     21.1     Subsidiaries of the registrant.......................     X
     27.1     Financial data schedule..............................     X

(b) Reports on Form 8-K

     On December 1, 1997, the Registrant, pursuant to the 1934 Act, filed Form F-3 with the FDIC to report a change in certifying accountants. [This exhibit is incorporated by reference to the paper filing of Heritage Commerce Corp's Form 8-A filed March 5, 1998 (File No. 000-23877).]

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HERITAGE COMMERCE CORP

Date: March 31, 1998                      By:      /s/ JOHN E. ROSSELL
                                            ------------------------------------
                                                      John E. Rossell
                                                         President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                  /s/ FRANK BISCEGLIA                               Director             March 31, 1998
--------------------------------------------------------
                    Frank Bisceglia

                    /s/ JAMES BLAIR                                 Director             March 31, 1998
--------------------------------------------------------
                      James Blair

               /s/ ARTHUR CARMICHAEL, JR.                           Director             March 31, 1998
--------------------------------------------------------
                 Arthur Carmichael, Jr.

              /s/ WILLIAM DEL BIAGGIO, JR.                          Director             March 31, 1998
--------------------------------------------------------
                William Del Biaggio, Jr.

                    /s/ ANNEKE DURY                                 Director             March 31, 1998
--------------------------------------------------------
                      Anneke Dury

                  /s/ TRACEY ENFANTINO                              Director             March 31, 1998
--------------------------------------------------------
                    Tracey Enfantino

                    /s/ GLENN GEORGE                                Director             March 31, 1998
--------------------------------------------------------
                      Glenn George

                 /s/ ROBERT GIONFRIDDO                              Director             March 31, 1998
--------------------------------------------------------
                   Robert Gionfriddo

                  /s/ P. MICHAEL HUNT                               Director             March 31, 1998
--------------------------------------------------------
                    P. Michael Hunt

                   /s/ LON NORMANDIN                                Director             March 31, 1998
--------------------------------------------------------
                     Lon Normandin

                 /s/ DANIEL A. NORTHWAY                      Chief Financial Officer     March 31, 1998
--------------------------------------------------------    and Principal Accounting
                   Daniel A. Northway                                Officer

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                    /s/ JACK PECKHAM                                Director             March 31, 1998
--------------------------------------------------------
                      Jack Peckham

                   /s/ ROBERT PETERS                                Director             March 31, 1998
--------------------------------------------------------
                     Robert Peters

                  /s/ HUMPHREY POLANEN                              Director             March 31, 1998
--------------------------------------------------------
                    Humphrey Polanen

                /s/ JOHN E. ROSSELL, III                     Director and Principal      March 31, 1998
--------------------------------------------------------        Executive Officer
                  John E. Rossell, III

                    /s/ KIRK ROSSMAN                                Director             March 31, 1998
--------------------------------------------------------
                      Kirk Rossman

                             HERITAGE COMMERCE CORP

                         INDEX TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1997

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Balance Sheets as of December 31, 1997 and 1996.............  F-4
Income Statements as of December 31, 1997, 1996 and 1995....  F-5
Statements of Shareholders' Equity as of December 31, 1997,
  1996 and 1995.............................................  F-6
Statements of Cash Flows as of December 31, 1997, 1996 and
  1995......................................................  F-7
Notes to Financial Statements...............................  F-8

                                                                  EXHIBIT (a)(1)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Heritage Bank of Commerce
San Jose, California

     We have audited the accompanying balance sheet of Heritage Bank of Commerce as of December 31, 1997, and the related statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit. The balance sheet of the Bank for the year ended December 31, 1996 and the related statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1996 were audited by other auditors whose report, dated January 10, 1997, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

     In our opinion, such 1997 financial statements present fairly, in all material respects, the financial position of the Bank as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
San Jose, California
January 23, 1998

                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors
Heritage Bank of Commerce:

     We have audited the accompanying balance sheet of Heritage Bank of Commerce (the Bank) as of December 31, 1996, and the related statements of income, shareholders' equity, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Heritage Bank of Commerce as of December 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK, LLP
January 10, 1997

                           HERITAGE BANK OF COMMERCE

                                 BALANCE SHEETS

                                     ASSETS

                                                                YEARS ENDED DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
Cash and due from banks.....................................  $ 16,060,000    $ 12,615,000
Federal funds sold..........................................    27,125,000              --
                                                              ------------    ------------
          Total cash and cash equivalents...................    43,185,000      12,615,000
Securities available-for-sale, at fair value................    61,166,000      50,016,000
Securities held-to-maturity, at amortized cost (fair value
  of $26,938,000 and $25,454,000, respectively).............    26,531,000      25,252,000
Loans.......................................................   128,770,000      82,915,000
Allowance for loan losses...................................    (2,285,000)     (1,402,000)
                                                              ------------    ------------
          Loans, net........................................   126,485,000      81,513,000
Premises and equipment, net.................................     1,971,000       1,530,000
Accrued interest receivable and other assets................     3,764,000       2,377,000
Other investments...........................................     4,473,000              --
                                                              ------------    ------------
          Total.............................................  $267,575,000    $173,303,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits..................................................  $242,978,000    $146,379,000
  Securities sold under agreements to repurchase............            --       5,010,000
  Accrued interest payable and other liabilities............     2,261,000       1,390,000
                                                              ------------    ------------
          Total liabilities.................................   245,239,000     152,779,000
                                                              ------------    ------------
Shareholders' equity:
  Common Stock, no par value; 10,000,000 shares authorized;
     shares issued and outstanding: 3,295,896 in 1997 and
     3,130,696 in 1996......................................    23,447,000      22,093,000
  Net unrealized gain on securities available-for-sale, net
     of taxes...............................................       418,000         221,000
  Accumulated deficit.......................................    (1,529,000)     (1,790,000)
                                                              ------------    ------------
          Total shareholders' equity........................    22,336,000      20,524,000
                                                              ------------    ------------
          Total.............................................  $267,575,000    $173,303,000
                                                              ============    ============

                       See notes to financial statements.

                           HERITAGE BANK OF COMMERCE

                               INCOME STATEMENTS

                                                               YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          1997           1996           1995
                                                       -----------    -----------    ----------
Interest income:
  Loans, including fees..............................  $10,376,000    $ 6,138,000    $3,134,000
  Securities, taxable................................    5,188,000      3,723,000     2,623,000
  Securities, tax-exempt.............................       87,000          1,000            --
  Federal funds sold.................................      552,000        663,000       664,000
  Other investments..................................       48,000             --            --
                                                       -----------    -----------    ----------
Total interest income................................   16,251,000     10,525,000     6,421,000
Interest expense:
  Deposits...........................................    4,187,000      2,641,000     1,695,000
  Other..............................................       17,000          5,000         1,000
                                                       -----------    -----------    ----------
Total interest expense...............................    4,204,000      2,646,000     1,696,000
                                                       -----------    -----------    ----------
Net interest income before provision for loan
  losses.............................................   12,047,000      7,879,000     4,725,000
Provision for loan losses............................    1,060,000        830,000       496,000
                                                       -----------    -----------    ----------
Net interest income after provision for loan
  losses.............................................   10,987,000      7,049,000     4,229,000
                                                       -----------    -----------    ----------
Other income:
  Gain on sale of loans held for sale................      205,000        101,000            --
  Service charges and other fees.....................      173,000        149,000        59,000
  Gain on sales of securities available-for-sale.....      164,000         21,000         3,000
  Other income.......................................       48,000         25,000         9,000
                                                       -----------    -----------    ----------
Total other income...................................      590,000        296,000        71,000
                                                       -----------    -----------    ----------
Other expenses:
  Salaries and employee benefits.....................    4,933,000      2,942,000     2,062,000
  Client services....................................    1,169,000        910,000       491,000
  Furniture and equipment............................      542,000        330,000       220,000
  Advertising and promotion..........................      450,000        260,000       154,000
  Occupancy..........................................      440,000        293,000       296,000
  Professional fees..................................      372,000        224,000       302,000
  Loan origination costs.............................      326,000        146,000        39,000
  Other..............................................      936,000        619,000       534,000
                                                       -----------    -----------    ----------
Total other expenses.................................    9,168,000      5,724,000     4,098,000
                                                       -----------    -----------    ----------
Net income before income taxes.......................    2,409,000      1,621,000       202,000
Provision for income taxes...........................      844,000        220,000         1,000
                                                       -----------    -----------    ----------
Net income...........................................  $ 1,565,000    $ 1,401,000    $  201,000
                                                       ===========    ===========    ==========
Earnings per share:
     Basic...........................................  $      0.48    $      0.48    $     0.08
     Diluted.........................................  $      0.45    $      0.46    $     0.08

                       See notes to financial statements.

                           HERITAGE BANK OF COMMERCE

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                          NET UNREALIZED
                                                          GAIN (LOSS) ON
                                   COMMON STOCK             SECURITIES                          TOTAL
                              -----------------------   AVAILABLE-FOR-SALE,   ACCUMULATED   SHAREHOLDERS'
                               SHARES       AMOUNT         NET OF TAXES         DEFICIT        EQUITY
                              ---------   -----------   -------------------   -----------   -------------
BALANCE, JANUARY 1, 1995....  2,112,681   $14,085,000        $(336,000)
                              ---------   -----------        ---------        -----------    -----------
Stock options exercised.....     12,853        85,000               --                 --         85,000
Net income..................         --            --               --            201,000        201,000
Net change in unrealized
  gain on securities
  available for-sale, net of
  taxes.....................         --            --          802,000                 --        802,000
                              ---------   -----------        ---------        -----------    -----------
BALANCES, DECEMBER 31,
  1995......................  2,125,534    14,170,000          466,000         (1,807,000)    12,829,000
                              ---------   -----------        ---------        -----------    -----------
Stock dividend..............    212,535     1,384,000               --         (1,384,000)            --
Stock options exercised.....      6,441        39,000               --                 --         39,000
Common Stock issued pursuant
  to secondary offering (net
  of issuance costs of
  $51,000)..................    786,186     6,500,000               --                 --      6,500,000
Net income..................         --            --               --          1,401,000      1,401,000
Net change in unrealized
  gain on securities
  available for-sale, net of
  taxes.....................         --            --         (245,000)                --       (245,000)
                              ---------   -----------        ---------        -----------    -----------
BALANCES, DECEMBER 31,
  1996......................  3,130,696    22,093,000          221,000         (1,790,000)    20,524,000
                              ---------   -----------        ---------        -----------    -----------
Stock dividend..............    156,349     1,304,000               --         (1,304,000)            --
Fractional shares canceled
  due to stock split........       (194)       (2,000)                                 --         (2,000)
Stock options exercised.....      9,045        52,000               --                 --         52,000
Net income..................         --            --               --          1,565,000      1,565,000
Net change in unrealized
  gain on securities
  available-for-sale, net of
  taxes.....................         --            --          197,000                 --        197,000
                              ---------   -----------        ---------        -----------    -----------
BALANCES, DECEMBER 31,
  1997......................  3,295,896   $23,447,000        $ 418,000        $(1,529,000)   $22,336,000
                              =========   ===========        =========        ===========    ===========

                       See notes to financial statements

                           HERITAGE BANK OF COMMERCE

                            STATEMENTS OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................  $  1,565,000    $  1,401,000    $    201,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization..................       388,000         260,000         193,000
  Provision for possible loan losses.............     1,060,000         830,000         496,000
  Gain on sales of securities
     available-for-sale..........................      (164,000)        (21,000)         (3,000)
  Amortization / accretion of discounts and
     premiums on securities......................        56,000          52,000         170,000
  Proceeds from sales of loans held for sale.....     4,198,000       1,724,000              --
  Originations of loans held for sale............    (4,626,000)    (11,587,000)     (4,220,000)
  Maturities of loans held for sale..............        45,000              --              --
  Increase in accrued interest receivable and
     other assets................................    (1,400,000)       (939,000)       (681,000)
  Increase (decrease) in accrued interest payable
     and other liabilities.......................       605,000        (295,000)        371,000
  Proceeds from relocation.......................            --       1,100,000              --
                                                   ------------    ------------    ------------
Net cash provided by (used in) operating
  activities.....................................     1,727,000      (7,475,000)     (3,473,000)
                                                   ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans............................   (45,650,000)    (30,450,000)    (27,771,000)
Purchases of securities available-for-sale.......   (49,116,000)    (27,611,000)    (35,167,000)
Maturities of securities available-for-sale......    16,588,000      13,683,000      14,268,000
Proceeds from sales of securities
  available-for-sale.............................    21,955,000       5,081,000       3,016,000
Purchases of securities held-to-maturity.........    (7,659,000)    (16,248,000)     (6,089,000)
Proceeds from maturities of securities
  held-to-maturity...............................     6,388,000       1,000,000       3,494,000
Purchase of corporate-owned life insurance.......    (4,473,000)             --              --
Purchases of property and equipment..............      (829,000)       (887,000)       (105,000)
                                                   ------------    ------------    ------------
Net cash used in investing activities............   (62,796,000)    (55,432,000)    (48,354,000)
                                                   ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits.........................    96,599,000      27,633,000      71,664,000
(Repayments) proceeds from sale of securities
  under agreements to repurchase.................    (5,010,000)      5,010,000              --
Net proceeds from issuance of common stock.......        50,000       6,539,000          85,000
                                                   ------------    ------------    ------------
Net cash provided by financing activities........    91,639,000      39,182,000      71,749,000
                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents....................................    30,570,000     (23,725,000)     19,922,000
Cash and cash equivalents, beginning of year.....    12,615,000      36,340,000      16,418,000
                                                   ------------    ------------    ------------
Cash and cash equivalents, end of year...........  $ 43,185,000    $ 12,615,000    $ 36,340,000
                                                   ============    ============    ============
Supplemental disclosures of cash flow
  information:
  Cash paid during the year for:
     Interest....................................  $  4,477,000    $  2,610,000    $  1,660,000
     Income taxes................................  $  1,536,000    $    218,000    $      1,000
Supplemental schedule of non-cash investing and
  financing activity:
  Transfer from accumulated deficit to common
     stock due to stock dividend.................  $  1,304,000    $  1,384,000    $         --

                       See notes to financial statements.

                           HERITAGE BANK OF COMMERCE

                         NOTES TO FINANCIAL STATEMENTS

(L) SIGNIFICANT ACCOUNTING POLICIES

  Description of Business and Basis of Presentation

     Heritage Bank of Commerce (the Bank) is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara County, California, through a facility located in downtown San Jose, California. The Bank was incorporated on November 23, 1993 as Heritage Bank of Commerce and commenced operations on June 8, 1994. The accounting and reporting policies of the Bank conform to generally accepted accounting principles and prevailing practices within the banking industry.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The allowance for possible loan losses is a material estimate. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     The Bank considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold and purchased for one-day periods.

  Securities

     The Bank classifies its securities into two categories, available-for-sale and held-to-maturity, at the time of purchase. Securities available-for-sale are measured at fair value with a corresponding recognition of the net unrealized holding gain or loss as a separate component of shareholders' equity, net of taxes, until realized. Securities held-to-maturity are measured at amortized cost, based on the Bank's positive intent and ability to hold the securities to maturity.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. No such declines have occurred.

     Premiums and discounts are amortized, or accreted, over the life of the related investment security as an adjustment to income using the straight-line method. Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

  Loans Held for Sale

     The Bank holds for sale the guarantied portion of certain Small Business Administration (SBA) loans. These loans are carried at the lower of cost or market, determined in the aggregate.

     Gains or losses on loans held for sale are recognized upon completion of the sale, and are based on the difference between the net sales proceeds and the relative fair value of the guarantied portion of the loan sold compared to the relative fair value of the unguarantied portion. A portion of the gain is deferred and amortized over the life of the loan based on the difference between the principal retained and the relative value of the unguarantied portion of the loan.

     The servicing assets that result from the sale of SBA loans sold with servicing rights retained are amortized over the lives of the loans using a method approximating the interest method.

                           HERITAGE BANK OF COMMERCE

  Loans

     Loans are stated at the principal amount outstanding. The majority of the Bank's loans are at variable interest rates. Interest on loans is credited to income when earned.

     Generally, a loan is classified as non-accrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued, when the payment of principal or interest is 90 days past due, unless the amount is well secured and in the process of collection. Any interest or principal payments received on non-accrual loans are normally applied toward reduction of principal. Non-accrual loans generally are not returned to performing status until the obligation is brought current, has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

     Management, considering current information and events, considers a loan to be impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, or the fair value of the collateral if the loan is secured by real estate.

     Non-refundable loan fees and direct origination costs are deferred and recognized over the expected lives of the related loans using the effective yield interest method.

  Allowance for Loan Losses

     The allowance for loan losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectability of the principal is doubtful. Recoveries are credited to the allowance. The allowance for loan losses is a valuation allowance that management believes will be adequate to absorb losses inherent in existing loans, based on evaluations of collectability. These evaluations take into consideration such factors as the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect a borrower's ability to repay.

  Premises and Equipment

     Premises and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the lesser of the lease terms or estimated useful lives of five to fifteen years.

  Other Investments

     Other investments consist of cash surrender value of life insurance policies for certain officers and directors of the Bank.

  Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

     The Bank adopted Statement of Financial Accounting Standards (SFAS) No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, effective January 1, 1997. SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under this approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. The adoption of this Statement did not have a significant impact on the Bank's financial position or results of operations.

  Long-Lived Assets

     The Bank evaluates the recoverability of long-lived assets on an on-going basis.

                           HERITAGE BANK OF COMMERCE

  Income Taxes

     Income taxes are provided at current rates. Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. A valuation allowance is established to reduce the deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized in the future.

  Stock-Based Compensation

     As allowed for by SFAS No. 123, Accounting for Stock-Based Compensation, the Bank accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

  Earnings Per Share

     Earnings per share are computed in compliance with SFAS No. 128, Earnings Per Share. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options, using the treasury stock method. For each of the years presented, net income is the same to basic and diluted earnings per share. Reconciliation of weighted average shares used in computing earnings per share are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                            -----------------------------------
                                              1997         1996         1995
                                            ---------    ---------    ---------
Weighted average common shares
  outstanding.............................  3,291,689    2,912,263    2,444,912
Dilutive effect of stock options
  outstanding, using the treasury stock
  method..................................    188,548      121,690       34,744
                                            ---------    ---------    ---------
Shares used in computing diluted earnings
  per share...............................  3,480,237    3,033,953    2,479,656

     All share numbers have been retroactively restated for stock dividends and stock splits.

  Reclassifications

     Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no impact on shareholders' equity and net income.

  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. The Bank is required to adopt these statements in 1998 and their adoption will not impact the Bank's financial position, results of operations or cash flows.

                           HERITAGE BANK OF COMMERCE

(2) SECURITIES

     The amortized cost and estimated fair value of securities as of December 31, 1997 were as follows:

                                                      GROSS         GROSS
                                      AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                        COST          GAINS         LOSSES         VALUE
                                     -----------    ----------    ----------    -----------
SECURITIES AVAILABLE-FOR-SALE:
  U.S. Treasury....................  $35,220,000     $451,000      $     --     $35,671,000
  U.S. Government Agencies.........   16,370,000      202,000            --      16,572,000
  Municipals.......................    4,596,000       67,000            --       4,663,000
  Preferred Stock..................    2,212,000       48,000            --       2,260,000
  Commercial Paper.................    2,036,000           --       (36,000)      2,000,000
                                     -----------     --------      --------     -----------
Total securities
  available-for-sale...............  $60,434,000     $768,000      $(36,000)    $61,166,000
                                     ===========     ========      ========     ===========
SECURITIES HELD-TO-MATURITY:
  Municipals.......................  $16,450,000     $255,000      $     --     $16,705,000
  U.S. Government Agencies.........    6,033,000      118,000            --       6,151,000
  U.S. Treasury....................    4,048,000       34,000            --       4,082,000
                                     -----------     --------      --------     -----------
Total securities
  held-to-maturity.................  $26,531,000     $407,000      $     --     $26,938,000
                                     ===========     ========      ========     ===========

     The amortized cost and estimated fair value of securities as of December 31, 1996 were as follows:

                                                      GROSS         GROSS
                                      AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                        COST          GAINS         LOSSES         VALUE
                                     -----------    ----------    ----------    -----------
SECURITIES AVAILABLE-FOR-SALE:
  U.S. Treasury....................  $28,092,000     $193,000      $(12,000)    $28,273,000
  U.S. Government Agencies.........   16,624,000       75,000       (31,000)     16,668,000
  Municipals.......................    2,517,000       26,000        (2,000)      2,541,000
  Commercial Paper.................    2,527,000       10,000        (3,000)      2,534,000
                                     -----------     --------      --------     -----------
Total securities
  available-for-sale...............  $49,760,000     $304,000      $(48,000)    $50,016,000
                                     ===========     ========      ========     ===========
SECURITIES HELD-TO-MATURITY:
  Municipals.......................  $ 9,616,000     $ 57,000      $(38,000)    $ 9,635,000
  U.S. Treasury....................    8,084,000       62,000            --       8,146,000
  U.S. Government Agencies.........    7,552,000      123,000        (2,000)      7,673,000
                                     -----------     --------      --------     -----------
Total securities
  held-to-maturity.................  $25,252,000     $242,000      $(40,000)    $25,454,000
                                     ===========     ========      ========     ===========

     The amortized cost and estimated fair values of securities as of December 31, 1997 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

                                              SECURITIES AVAILABLE-FOR-SALE    SECURITIES HELD-TO-MATURITY
                                              ------------------------------   ----------------------------
                                               AMORTIZED     ESTIMATED FAIR     AMORTIZED    ESTIMATED FAIR
                                                  COST            VALUE           COST           VALUE
                                              ------------   ---------------   -----------   --------------
Due within one year.........................  $ 8,979,000      $ 8,996,000     $ 3,848,000    $ 3,856,000
Due after one through five years............   31,241,000       31,583,000      10,006,000     10,138,000
Due after five through ten years............   14,144,000       14,440,000      11,007,000     11,231,000
Due after ten years.........................    6,070,000        6,147,000       1,670,000      1,713,000
                                              -----------      -----------     -----------    -----------
          Total.............................  $60,434,000      $61,166,000     $26,531,000    $26,938,000
                                              ===========      ===========     ===========    ===========

     Sales of securities available-for-sale resulted in gross realized gains of $170,000, $21,000, and $6,000 during the years ended December 31, 1997, 1996, and 1995, respectively.

                           HERITAGE BANK OF COMMERCE

     Sales of securities available-for-sale resulted in gross realized losses of $6,000, nil, and $3,000 during the years ended December 31, 1997, 1996, and 1995, respectively.

     Securities with amortized cost of $27,470,000 as of December 31, 1997 were pledged to secure public and certain other deposits as required by law or contract.

 (3) LOANS

     Loans as of December 31 were as follows:

                                                       1997           1996
                                                   ------------    -----------
Loans held for sale..............................  $ 15,411,000    $15,028,000
Loans held for investment
  Commercial.....................................    48,422,000     29,420,000
  Real estate -- mortgage........................    38,446,000     26,070,000
  Real estate -- land and construction...........    25,780,000     11,918,000
  Consumer.......................................       824,000        558,000
                                                   ------------    -----------
Total loans......................................   128,883,000     82,994,000
Deferred loan fees...............................      (113,000)       (79,000)
                                                   ------------    -----------
Loans, net.......................................  $128,770,000    $82,915,000
                                                   ============    ===========

     Changes in the allowance for loan losses were as follows:

                                                      AT OR FOR THE YEARS ENDED
                                                            DECEMBER 31,
                                                     ---------------------------
                                                      1997       1996      1995
                                                     -------    -------    -----
Balance, beginning of year.........................  $1,402     $  572     $ 76
Actual charge-offs.................................     224         --       --
Less recoveries....................................      47         --       --
                                                     ------     ------     ----
Net loans charged-off..............................     177         --       --
Provision for loan losses..........................   1,060        830      496
                                                     ------     ------     ----
Balance, end of year...............................  $2,285     $1,402     $572
                                                     ======     ======     ====

     As of December 31, 1997, 1996, and 1995, the Bank had no loans for which interest is no longer being accrued, no loans past due 90 days or more, and no loans considered to be impaired. For the year ended December 31, 1997, the Bank had foregone $17,000 of interest income as a result of non-accrual loans or restructured debt. For the years ended December 31, 1996 and 1995, the Bank had no forgone interest income as a result of non-accrual loans or restructured debt.

     The Bank had no non-accrual loans as of December 31, 1997 or 1996. SBA loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans as of December 31, 1997 and 1996 were approximately $5,961,000 and $2,105,000, respectively. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Although the Bank has a diversified loan portfolio, a substantial portion of its clients' ability to honor contracts is reliant upon the economic stability of Santa Clara County, California, including the real estate markets of the county. Loans are made on the basis of a secure repayment source, which generally is based on a detailed cash flow analysis; collateral is generally a secondary source for loan qualification.

     The Bank makes loans to executive officers, directors, and their affiliates in the ordinary course of business. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable terms

                           HERITAGE BANK OF COMMERCE
for the Bank. At December 31, 1997 and 1996 the Bank had $2,145,000 and $2,565,000 in loans outstanding to related parties.

(4) PREMISES AND EQUIPMENT

     Premises and equipment as of December 31 were as follows:

                                                         1997          1996
                                                      ----------    ----------
Furniture and equipment.............................  $1,812,000    $1,245,000
Leasehold improvements..............................     644,000       471,000
Software............................................     361,000       276,000
                                                      ----------    ----------
                                                       2,817,000     1,992,000
Accumulated depreciation and amortization...........    (846,000)     (462,000)
                                                      ----------    ----------
Premises and equipment, net.........................  $1,971,000    $1,530,000
                                                      ==========    ==========

 (5) DEPOSITS

     Deposits as of December 31, were as follows:

                                                      1997            1996
                                                  ------------    ------------
Demand, non-interest bearing....................  $ 97,737,000    $ 55,372,000
Demand, interest bearing........................     6,319,000       4,153,000
Savings and money market........................    96,712,000      56,848,000
Time deposits, $100,000 and over................    34,948,000      22,145,000
Time deposits, less than $100,000...............     7,262,000       7,861,000
                                                  ------------    ------------
Total deposits..................................  $242,978,000    $146,379,000
                                                  ============    ============

     At December 31, 1997, the scheduled maturities of time deposits was as follows:

Year 1998.......................................  $41,996,000
1999............................................      167,000
2000............................................       47,000
                                                  -----------
Total time deposits.............................  $42,210,000
                                                  ===========

 (6) BORROWING ARRANGEMENTS

  Available Lines of Credit

     The Bank has federal funds purchase lines of $15,000,000 and $2,000,000, respectively, from two correspondent banks, and a repurchase arrangement of $10,000,000 with a commercial brokerage firm. There were no borrowings under these arrangements as of December 31, 1997. The repurchase agreement is an overnight loan, with terms negotiated based on the nature of the securities offered for repurchase.

     Information concerning borrowings under the above arrangements is as follows:

                                                           1997        1996
                                                         --------   ----------
Average balance during the year........................  $297,000   $   85,000
Average interest rate during the year..................      5.72%        5.64%
Maximum month-end balance during the year..............  $300,000   $5,010,000
Average rate at December 31............................        --         6.75%

                           HERITAGE BANK OF COMMERCE

 (7) INCOME TAXES

     The provision for income taxes for the years ended December 31, consisted of the following:

                                                        1997         1996        1995
                                                     ----------    ---------    ------
CURRENT:
  Federal..........................................  $  939,000    $ 135,000    $   --
  State............................................     353,000      218,000     1,000
                                                     ----------    ---------    ------
Total current......................................   1,292,000      353,000     1,000
                                                     ----------    ---------    ------
DEFERRED:
  Federal..........................................    (372,000)    (104,000)       --
  State............................................     (76,000)     (29,000)       --
                                                     ----------    ---------    ------
Total deferred.....................................    (448,000)    (133,000)       --
                                                     ----------    ---------    ------
Provision for income taxes.........................  $  844,000    $ 220,000    $1,000
                                                     ==========    =========    ======

     The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                                              1997    1996     1995
                                                              ----    -----    -----
Statutory federal income tax rate...........................  35.0%    35.0%    35.0%
State income taxes, net of federal tax benefit..............   7.5      7.7      0.3
Change in valuation allowance...............................  (8.7)   (29.5)   (42.0)
Non-taxable interest income.................................  (2.3)      --       --
Other.......................................................   3.5      0.4      7.2
                                                              ----    -----    -----
Effective tax rate..........................................  35.0%    13.6%     0.5%
                                                              ====    =====    =====

     Net deferred tax asset as of December 31 consists of the following:

                                                                 1997         1996
                                                              ----------    ---------
DEFERRED TAX ASSETS:
  Allowance for possible loan losses........................     886,000      429,000
  Servicing rights..........................................      99,000           --
  Deferred rent.............................................      89,000      161,000
  Accrued compensation......................................      20,000           --
  State taxes...............................................          --       82,000
  Other.....................................................      31,000      100,000
                                                              ----------    ---------
Gross deferred tax asset....................................   1,125,000      772,000
Valuation allowance.........................................          --     (209,000)
                                                              ----------    ---------
Deferred tax asset..........................................   1,125,000      563,000
                                                              ----------    ---------
DEFERRED TAX LIABILITIES:
  Securities available-for-sale.............................    (314,000)     (35,000)
  Accrual to cash adjustment................................    (278,000)    (346,000)
  Depreciation..............................................    (169,000)     (84,000)
  State income taxes........................................     (97,000)          --
                                                              ----------    ---------
Deferred tax liability......................................    (858,000)    (465,000)
                                                              ----------    ---------
Net deferred tax asset......................................  $  267,000    $  98,000
                                                              ==========    =========

     As it is more likely than not that the deferred tax assets would be realized, the valuation allowance decreased by $209,000, $478,000, and $77,000 during the years ended December 31, 1997, 1996, and 1995, respectively.

                           HERITAGE BANK OF COMMERCE

 (8) SHAREHOLDERS' EQUITY

  Common Stock

     In December, 1995, the Bank declared a 10% stock dividend payable to shareholders of record as of February 5, 1996. In January, 1997, the Bank declared a 5% stock dividend payable to shareholders of record as of February 5, 1997. In July, 1997, the Bank declared a three-for-two stock split for shareholders of record as of August 1, 1997. All share numbers have been retroactively restated for stock splits and stock dividends.

  Stock Option Plan

     The Bank has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. The Plan had 623,700 shares (adjusted for stock dividends and splits) originally authorized for issuance. During 1997, an additional 362,469 shares were added to the Plan for future grants. At December 31, 1997, 316,289 shares are available for future grants under the Plan.

     Option activity under the Plan is as follows:

                                                               NUMBER      WEIGHTED AVERAGE
                                                              OF SHARES     EXERCISE PRICE
                                                              ---------    ----------------
BALANCES, JANUARY 1, 1995...................................        --          $  --
                                                               -------          -----
Granted (weighted average fair value of $2.40)..............   576,056           5.80
Exercised...................................................   (14,846)          5.77
Cancelled...................................................   (34,963)          5.77
                                                               -------          -----
BALANCES, DECEMBER 31, 1995.................................   526,247           5.80
(149,156 exercisable at a weighted average exercise price of
  $5.77)
                                                               -------          -----
Granted (weighted average fair value of $3.16)..............    65,363           7.63
Exercised...................................................    (6,763)          5.77
Cancelled...................................................   (10,326)          5.86
                                                               -------          -----
BALANCES, DECEMBER 31, 1996.................................   574,521           6.01
(275,482 exercisable at a weighted average exercise price of
  $5.83)
                                                               -------          -----
Granted (weighted average fair value of $4.42)..............    80,620           9.70
Exercised...................................................    (9,045)          5.80
Cancelled...................................................    (6,870)          6.55
                                                               -------          -----
BALANCES, DECEMBER 31, 1997.................................   639,226          $6.47
                                                               -------          -----

     Additional information regarding options outstanding under the Plan as of December 31, 1997 is as follows:

                          OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
               ------------------------------------------   ----------------------------
                              WEIGHTED
                               AVERAGE
  RANGE OF                    REMAINING       WEIGHTED                       WEIGHTED
  EXERCISE       NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
   PRICES      OUTSTANDING   LIFE (YRS.)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
-------------  -----------   -----------   --------------   -----------   --------------
 $5.77 - 7.27    514,506        6.62           $ 5.84         388,974         $ 5.81
  7.28 - 8.77    110,220        9.15             8.33          62,926           8.48
 8.78 - 16.00     14,500        9.91            14.76             361          11.70
                 -------        ----           ------         -------         ------
$5.77 - 16.00    639,226        7.13           $ 6.47         452,261         $ 6.19
                 -------        ----           ------         -------         ------

                           HERITAGE BANK OF COMMERCE

     As discussed in Note 1, the Bank continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option arrangements.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Bank adopted the fair value method as of the beginning of fiscal 1995. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Bank's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Bank's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 5.75% for 1997 and 6.60% for 1996 and 1995; stock volatility of 30% in 1997 and 20% in 1996 and 1995; and no dividends during the expected term. The Bank's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

     If the computed fair values of the 1997, 1996, and 1995 awards had been amortized to expense over the vesting periods of the awards, pro forma net income and earnings per share would have been as follows:

                                            1997          1996         1995
                                         ----------    ----------    ---------
Pro forma net income (loss)............  $1,000,000    $1,093,000    $(155,000)
Pro forma earnings (loss) per share
  Basic................................  $     0.30    $     0.38    $   (0.06)
  Diluted..............................  $     0.29    $     0.36    $   (0.06)

 (9) LEASES

     The Bank leases its premises under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

 Year ending December 31,
   1998........................................    $  537,000
   1999........................................       553,000
   2000........................................       542,000
   2001........................................       556,000
   2002........................................       540,000
 Thereafter....................................     3,905,000
                                                   ----------
           Total...............................    $6,633,000
                                                   ==========

     Rent expense under operating leases was $314,000, $225,000, and $250,000 during the years ended December 31, 1997, 1996, and 1995, respectively.

(10) EMPLOYEE BENEFIT PLANS

     The Bank offers a 401(k) savings plan. All salaried employees are eligible to contribute up to 20% of their pre-tax compensation to the plan through salary deductions under Section 401(k) of the Internal Revenue Code. The Bank does not match employee contributions.

     During 1997, the Bank initiated an employee stock ownership plan. The plan allows the Bank to purchase shares on the open market and award those shares to certain employees in lieu of paying cash bonuses. To be eligible to receive an award of shares under this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Bank on December 31. Awards under this plan generally vest over four years. During 1997, the Bank funded $98,000 into the plan. The amount funded into this plan was recognized as salaries and benefits expense in the Bank's financial statements.

                           HERITAGE BANK OF COMMERCE

(11) DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

     The carrying amounts and estimated fair values of the Bank's financial instruments as of December 31, 1997 and 1996 were as follows:

                                                        1997                            1996
                                            -----------------------------   ----------------------------
                                              CARRYING     ESTIMATED FAIR    CARRYING     ESTIMATED FAIR
                                              AMOUNTS          VALUE          AMOUNTS         VALUE
                                            ------------   --------------   -----------   --------------
ASSETS
  Cash and cash equivalents...............  $ 43,185,000    $ 43,185,000    $12,615,000    $12,615,000
  Securities..............................    87,697,000      88,104,000     75,268,000     75,470,000
  Loans, net..............................   126,485,000     126,474,000     81,513,000     81,521,000
                                            ------------    ------------    -----------    -----------
LIABILITIES
  Demand deposits, non-interest bearing...  $ 97,737,000    $ 97,737,000    $55,372,000    $55,372,000
  Demand deposits, interest bearing.......  6,319,000...       6,319,000      4,153,000      4,153,000
  Savings and money market................    96,712,000      96,712,000     56,848,000     56,848,000
  Time deposits...........................    42,210,000      42,205,000     30,006,000     30,005,000
  Securities sold under agreements to
     repurchase...........................            --              --      5,010,000      5,010,000

     The following methods and assumptions were used to estimate the fair value in the table, above:

  Cash and Cash Equivalents

     The carrying amount approximates fair value because of the short maturities
of these instruments.   Securities

     The fair value of securities is estimated based on bid market prices. The fair value of certain municipal securities is not readily available through market sources other than dealer quotations, so fair value estimates are based on such dealer quotations.

  Loans, net

     Loans with similar financial characteristics are grouped together for purposes of estimating their fair value. Loans are segregated by type such as commercial, term real estate, residential construction, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

     The fair value of performing, fixed rate loans is calculated by discounting scheduled future cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value of variable rate loans is the carrying amount as these loans generally reprice within 90 days. The fair value calculations are adjusted by the allowance for possible loan losses.

  Deposits

     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, and money market accounts, approximates the amount payable on demand. The carrying amount approximates the fair value of time deposits with a remaining maturity of less than 90 days. The fair value of all other time deposits is calculated based on discounting the future cash flows using rates currently offered by the Bank for time deposits with similar remaining maturities.

                           HERITAGE BANK OF COMMERCE

  Securities Sold Under Agreements to Repurchase

     The fair value of securities sold under agreements to repurchase approximates the carrying amount due to the short maturity.

  Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing financial instruments, as of the reporting dates, without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, tax ramifications related to the realization of unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

(12) COMMITMENTS AND CONTINGENT LIABILITIES

  Financial Instruments with Off-Balance Sheet Risk

     The Bank is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk, in excess of the amounts recognized in the balance sheets.

     The Bank's exposure to credit loss in the event of non-performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. The Bank controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

     Commitments to extend credit as of December 31, were as follows:

                                               1997           1996
                                            -----------    -----------
Commitments to extend credit..............  $68,611,000    $36,598,000
Standby letters of credit.................    2,370,000        410,000
                                            -----------    -----------
                                            $70,981,000    $37,008,000
                                            ===========    ===========

     Commitments to extend credit are agreements to lend to a client as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and/or residential properties. Fair value of these instruments are not considered material.

                           HERITAGE BANK OF COMMERCE

     Standby letters of credit are written conditional commitments issued by the Bank to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Fair value of these instruments are not considered material.

(13) REGULATORY MATTERS

     The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1997, the Bank meets all capital adequacy guidelines to which it is subject.

     The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

     The Bank's actual capital amounts and ratios are also presented in the table.

                                                                                TO BE WELL-CAPITALIZED
                                                            FOR CAPITAL        UNDER PROMPT CORRECTIVE
                                       ACTUAL            ADEQUACY PURPOSES:       ACTION PROVISIONS:
                                 -------------------    --------------------   ------------------------
                                   AMOUNT      RATIO      AMOUNT      RATIO       AMOUNT         RATIO
                                 -----------   -----    -----------   ------   -------------    -------
AS OF DECEMBER 31, 1997
Total Capital
  (to Risk-Weighted Assets)....  $23,784,000   15.8%    $12,033,000   $ 8.0%    $15,042,000      $ 10%
Tier I Capital
  (to Risk-Weighted Assets)....  $21,899,000   14.6%    $ 6,017,000   $ 4.0%    $ 9,025,000      $  6%
Tier I Capital
  (to Average Assets)..........  $21,899,000   10.3%    $ 8,499,000   $ 4.0%    $10,624,000      $  5%
AS OF DECEMBER 31, 1996
Total Capital
  (to Risk-Weighted Assets)....  $21,461,000   22.6%    $ 7,582,000   $ 8.0%    $ 9,478,000      $ 10%
Tier I Capital
  (to Risk-Weighted Assets)....  $20,273,000   21.4%    $ 3,791,000   $ 4.0%    $ 5,687,000      $  6%
Tier I Capital
  (to Average Assets)..........  $20,273,000   13.9%    $ 5,826,000   $ 4.0%    $ 7,283,000      $  5%

     The Bank is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. At December 31, 1997, the Bank maintained reserves of $3,449,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

     Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor. The California Banking Law provides that a

                           HERITAGE BANK OF COMMERCE
state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution.

(14) OTHER MATTERS (UNAUDITED)

  Formation of Bank Holding Company

     On December 18, 1997, the shareholders of the Bank met at a special meeting to approve the formation of a bank holding company by the adoption of a merger agreement which provided for the merger of a merger subsidiary, a subsidiary of the newly formed Heritage Commerce Corp, with and into the Bank under the name and charter of the Bank. By this action, the Bank will become a wholly-owned subsidiary of Heritage Commerce Corp. Shareholders of the Bank received one share of Heritage Commerce Corp Common Stock for each share of Bank Common Stock held. The merger was effective February 17, 1998.

  New Branches

     On February 9, 1998, the Bank opened a full-service branch in the city of Fremont, California.

                                 EXHIBIT INDEX

                                                                                    INCORPORATED BY
                                                                                       REFERENCE
                                                                                   TO REPORT ON FORM
    EXHIBIT                                                           FILED     -----------------------
      NO.                                                            HEREWITH   8-A DATED   EXHIBIT NO.
    -------                                                          --------   ---------   -----------
      3.1     Heritage Commerce Corp Articles of Incorporation:                  3-5-98         4.1
              [Incorporated herein by reference from Exhibit 4 to
              Heritage Commerce Corp's Form 8-A: Registration of
              Securities Pursuant to Section 12(g) of the
              Securities Exchange Act of 1933 dated March 5, 1998
              (File No. 000-23877)]................................
      3.2     Heritage Commerce Corp Bylaws: [Incorporated herein                3-5-98         4.2
              by reference from Exhibit 4 to Heritage Commerce
              Corp's Form 8-A: Registration of Securities Pursuant
              to Section 12(g) of the Securities Exchange Act of
              1933 dated March 5, 1998 (File No. 000-23877)].......
     10.1     Real Property Leases for properties located at 150                 3-5-98           1
              Almaden Blvd., San Jose and 100 Park Center Plaza,
              San Jose. [This exhibit is incorporated by reference
              to the paper filing of Heritage Commerce Corp's Form
              8-A filed March 5, 1998 (File No. 000-23877).].......
     10.2     Employment agreement with Mr. Rossell dated June 8,                3-5-98           1
              1994 [This exhibit is incorporated by reference to
              the paper filing of Heritage Commerce Corp's Form 8-A
              filed March 5, 1998 (File No. 000-23877).]...........
     10.3     Employment agreement with Mr. Gionfriddo dated June                3-5-98           1
              8, 1994 [This exhibit is incorporated by reference to
              the paper filing of Heritage Commerce Corp's Form 8-A
              filed March 5, 1998 (File No. 000-23877).]...........
     10.4     Amendment No. 2 to Employment Agreement with Mr.          X
              Gionfriddo...........................................
     16.1     Letter regarding change in certifying accountant.....     X
     21.1     Subsidiaries of the registrant.......................     X
     27.1     Financial data schedule..............................     X

(b) Reports on Form 8-K

     On December 1, 1997, the Registrant, pursuant to the 1934 Act, filed Form F-3 with the FDIC to report a change in certifying accountants. [This exhibit is incorporated by reference to the paper filing of Heritage Commerce Corp's Form 8-A filed March 5, 1998 (File No. 000-23877).]