Form 10-Q
period 1998-03-31
HERITAGE COMMERCE CORP
filed 1998-05-15
CIK 1053352

FORM 10-Q.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998

                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitional period from _________ to __________
(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

                           Commission File No. 000-23877

                              HERITAGE COMMERCE CORP
             (Exact name of registrant as specified in its charter)

                 California                        77-0469558
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             identification No.)

            150 Almaden Blvd., San Jose, California          95113
            (Address of principal executive offices)       (Zip Code)

                                   (408) 947-6900
                 (Registrant's telephone number, including area code)

                                         None
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.		[X] Yes		      [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS:
	The Registrant had 3,295,896 shares of Common Stock outstanding on May 1, 1998.

                      HERITAGE COMMERCE CORP AND SUBSIDIARY
                          QUARTERLY REPORT ON FORM 10-Q

                                Table of Contents

Part I -  Financial Information                                    Page

Item 1.   Condensed Consolidated Statements of Financial Condition
          At March 31, 1998 and December 31, 1997                    1

          Condensed Consolidated Statements of Operations
          For the three months ended March 31, 1998 and 1997         2

          Condensed Consolidated Statements of Cash Flows
          For the three months ended March 31, 1998 and 1997         3

          Condensed Consolidated Notes to Financial Statements       4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        5

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                               11

Part II - Other Information

Item 1.   Legal Proceedings                                         12

Item 2.   Submission of Matters to a Vote of Security Holders       12

Item 3.   Other Information                                         12

Item 4.   Exhibits and Reports on Form 8-K                          12

Signatures                                                          13

                      HERITAGE COMMERCE CORP AND SUBSIDIARY
             Condensed Consolidated Statements of Financial Condition

                                                   March 31, 1998      December 31, 1997
                       ASSETS                       (Unaudited)

  Cash and due from banks                          $  27,696,000       $  16,060,000
  Federal funds sold                                  52,200,000          27,125,000
                                                   -------------       -------------
           Total cash and cash equivalents            79,896,000          43,185,000

Securities available-for-sale, at fair value          69,831,000          61,166,000
Securities held-to-maturity, at amortized cost        27,757,000          26,531,000
(fair value of $28,146,000 and $26,938,000,
 respectively)

Loans:
  Commercial                                          68,913,000          64,102,000
  Real estate - mortgage                              39,243,000          38,279,000
  Real estate - land and construction                 32,496,000          25,562,000
  Consumer                                             2,336,000             827,000
                                                   -------------       -------------
Total loans                                          142,988,000         128,770,000
Allowance for possible loan losses                    (2,540,000)         (2,285,000)
                                                   -------------       -------------

Loans, net                                           140,448,000         126,485,000

Premises and equipment, net                            2,655,000           1,971,000
Accrued interest receivable and other assets           3,864,000           3,764,000
Other investments                                      4,525,000           4,473,000
                                                   -------------       -------------

TOTAL                                              $ 328,976,000       $ 267,575,000

           LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
 Deposits:
  Demand, non-interest bearing                     $ 127,078,000       $  97,736,000
  Demand, interest bearing                             6,702,000           6,319,000
  Savings and money market                           115,270,000          96,713,000
  Time deposits, $100,000 and over                    47,087,000          34,948,000
  Time deposits less than $100,000                     8,028,000           7,262,000
                                                   -------------       -------------
Total deposits                                       304,165,000         242,978,000

Accrued interest payable and other liabilities         1,986,000           2,261,000
                                                   -------------       -------------

Total liabilities                                    306,151,000         245,239,000
                                                   -------------       -------------

Shareholders' equity:
 Common Stock, no par value;  30,000,000 shares
  authorized; shares issued and outstanding:
  3,295,896 at March 31, 1998 and at
  December 31, 1997                                   23,447,000          23,447,000
Accumulated other comprehensive income                   453,000             418,000
Accumulated deficit                                   (1,075,000)         (1,529,000)
                                                   -------------       -------------

                 Total shareholders' equity           22,825,000          22,336,000
                                                   -------------       -------------

                 TOTAL                             $ 328,976,000       $ 267,575,000
                                                   -------------       -------------
See notes to financial statements.

                                          1

                      HERITAGE COMMERCE CORP AND SUBSIDIARY
                   Condensed Consolidated Statements of Income

                                                    Three months ended March 31,
                                                        1998            1997
Interest income:                                     (Unaudited)     (Unaudited)

 Interest and fees on loans                       $   3,550,000     $   2,132,000
 Interest on investment securities - taxable          1,285,000         1,134,000
 Interest on investment securities - non taxable        120,000            14,000
 Interest on federal funds sold                         217,000           114,000
                                                  -------------     -------------
Total interest income                                 5,172,000         3,394,000
                                                  -------------     -------------
Interest expense:
 Savings and other interest-bearing deposits            853,000           634,000
 Time certificates, $100,000 and over                   489,000           268,000
                                                  -------------     -------------
Total interest expense                                1,342,000           902,000
                                                  -------------     -------------
Net interest income                                   3,830,000         2,492,000

Provision for loan losses                               160,000           220,000
                                                  -------------     -------------

Net interest income after provision for loan losses   3,670,000         2,272,000
                                                  -------------     -------------
Other income:
 Service charges and other fees                          50,000            46,000
 Other income                                            29,000            28,000
                                                  -------------     -------------

Total other income                                       79,000            74,000
                                                  -------------     -------------

Other expenses:
 Salaries and employee benefits                       1,580,000           966,000
 Client services                                        325,000           248,000
 Furniture and equipment                                171,000           114,000
 Professional fees                                      164,000            75,000
 Advertising and promotion                              152,000            91,000
 Occupancy                                              150,000            97,000
 Deferred loan costs and other loan
  origination expenses                                   82,000            64,000
 Other                                                  394,000           157,000
                                                  -------------     -------------

Total other expenses                                  3,018,000         1,812,000
                                                  -------------     -------------

Net income before income taxes                          731,000           534,000

Provision for income taxes                              278,000           187,000
                                                  -------------     -------------

Net income                                        $     453,000     $     347,000
                                                  -------------     -------------

Net income per share (basic)                      $        0.14     $        0.11
Average number of common shares                       3,295,896         3,287,823
Net income per share (diluted)                    $        0.12     $        0.10
Average number of common shares and equivalents       3,665,846         3,444,558


See accompanying notes to financial statements.

                      HERITAGE COMMERCE CORP AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows

                                                           Three Months ended March 31,
                                                                1998           1997
Cash flows from operating activities:
 Net income                                               $     453,000    $     347,000

Adjustments to reconcile net income to net
cash used in operating activities:
 Depreciation and amortization                                  125,000           84,000
 Provision for possible loan losses                             160,000          220,000
 Gain on sale of investments available-for-sale                 (18,000)         (16,000)
 Amortization / accretion of discounts and premiums             (27,000)          68,000
 Proceeds from sales of loans                                   (18,000)          (4,000)
 Originations of loans held for sale                         (1,813,000)      (1,976,000)
 Maturities of loans held for sale                               18,000              ---
 Increase in accrued interest receivable and other assets       (97,000)        (106,000)
 Increase in accrued interest payable and other liabilities    (299,000)        (164,000)
                                                            -----------      -----------

Net cash used in operating activities                        (1,516,000)      (1,547,000)

Cash flows from investing activities:
 Net increase in loans                                      (12,310,000)      (5,212,000)
 Purchases of investment securities available-for-sale      (11,637,000)      (3,019,000)
 Maturities of investment securities available-for-sale       3,046,000        2,018,000
 Sales of investment securities available-for-sale               18,000        4,573,000
 Purchases of investment securities held-to-maturity         (3,083,000)        (844,000)
 Maturities of investment securities held-to-maturity         1,867,000        2,013,000
 Purchases of corporate owned life insurance                    (52,000)             ---
 Capital expenditures                                          (809,000)        (235,000)
                                                            -----------      -----------

Net cash used in investing activities                       (22,960,000)        (706,000)

Cash flows from financing activities:
 Net increase in deposits                                    61,187,000       39,627,000
 Proceeds from sale of securities under agreement
 to repurchase                                                      ---       (5,010,000)
 Proceeds from issuance of common stock                             ---            6,000
                                                            -----------      -----------

Net cash provided by financing activities                    61,187,000       34,623,000
                                                            -----------      -----------

Net (decrease) increase in cash and equivalents              36,711,000       32,370,000

Cash and cash equivalents, beginning of period               43,185,000       12,615,000
                                                            -----------      -----------
Cash and cash equivalents, end of period                  $  79,896,000    $  44,985,000

----------------------------------------------------------------------------------------

Other cash flow information:
 Interest paid                                            $   1,239,000    $     895,000
 Income taxes paid                                              385,000           40,000

Non-cash financing activity:
 Transfer from accumulated deficit to common stock
 due to stock dividend                                    $         ---    $   1,304,000


See accompanying notes to financial statements.

                      HERITAGE COMMERCE CORP AND SUBSIDIARY
               Notes to Condensed Consolidated Financial Statements
                                  March 31, 1998
                                   (Unaudited)


1)	Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp and its wholly owned subsidiary, Heritage Bank of Commerce, have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1997.

In the Company's opinion, all adjustments necessary for a fair presentation of these condensed consolidated financial statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

The results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for any subsequent period or for the entire year ended December 31, 1998.



2)	Share and Per Share Amounts

Earnings per common share (basic) are calculated based on the weighted average number of shares outstanding during the period. Earnings per common and common equivalent share (diluted) are calculated based on the weighted average number of shares outstanding during the period, plus equivalent shares representing the dilutive effect of stock options. There is no difference in net income for the purposes of calculating basic and diluted earnings per common share for each period presented.


3)	Loan Classification

The Bank classifies the guarantied portion of Small Business Administration loans as "held for sale" according to generally accepted accounting principles, but for the purposes of this Form 10-Q, the balances are included in the commercial loan totals.


4)	Deferred Loan Fees

Loan totals in the balance sheet above are net of deferred loan fees totalling $133,000 and $113,000 at March 31, 1998 and December 31, 1997, respectively.


5) Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement in the first quarter of 1998 resulted in a change in the financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows. Certain amounts in the prior period have been reclassified to conform to the current presentation under SFAS No. 130. Total comprehensive income for the quarters ended March 31, 1998 and 1997 was $488,000 and $(154,000) respectively.

The following is a summary of the components of accumulated other comprehensive income.

                                                            For The Three Months Ended
                                                         March 31, 1998    March 31, 1997
                                                          (Unaudited)       (Unaudited)
                                                         --------------------------------
Net Income                                                  $ 453,000         $ 347,000
Other comprehensive income, net of tax
  Net unrealized holding gain (loss) on
  available-for-sale securities during the quarter             46,000          (491,000)
Less: reclassification adjustment for realized gains
      on available-for-sale securities included in net
      income during the quarter, before tax                   (11,000)          (10,000)
                                                            ----------        ----------
Other comprehensive income                                     35,000          (501,000)
                                                            ----------        ----------
Comprehensive income                                        $ 488,000         $(154,000)


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS


OVERVIEW

Net income for the quarter ended March 31, 1998 was $453,000, or $0.14 per share (basic), as compared to net income of $347,000, or $0.11 per share (basic) for the same period in 1997. The increase was attributable to growth in the level of earning assets overall, and of loans in particular, funded by new deposits at favorable weighted average rates of interest. Return on average assets annualized for the first quarter of 1998 was 0.7%, compared to 0.8% for the first quarter of 1997. Annualized return on average equity for the first quarter of 1998 was 8.1%, compared to 6.9% for the first quarter of 1997.

Average interest-earning assets for the quarter ended March 31, 1998 were up $67,348,000 or 40% over 1997, with much of the increase primarily attributable to growth in loans. The average rate earned on loans in the first quarter of 1998 was up over 1997, and, as a result of the increase in both rate and volume of loans, the average rate on earning assets increased to 8.71% for the quarter ended March 31, 1998, up from 8.15% for the same period of 1997.

Average interest-bearing liabilities were up $41,558,000 or 39% from 1997 to 1998, with the increase primarily attributable to growth in savings and money market accounts, and secondarily to growth in time deposits of $100,000 or more. The average rate paid on interest-bearing liabilities increased to 3.65% from 3.41% at March 31, 1998 and 1997, respectively. However, due to the growth in interest-earning assets and the improvement in yield thereon, the net interest margin improved to 6.45% in the first quarter of 1998 from 5.97% in 1997.

The Company had no non-performing assets (including nonaccrual loans, loans 90 days past due and still accruing and other real estate owned ("OREO") at March 31, 1998, December 31, 1997, and March 31, 1997.

Shareholders' equity increased $489,000 to $22,825,000, or 6.94% of assets, at March 31, 1998, from $22,336,000 million, or 8.35% of assets, at December 31, 1997. The increase was due primarily to net earnings. The Company's Tier 1 and total risk-based capital ratios were 13.1% and 14.6%, respectively, at March 31, 1998, compared to 14.6% and 15.8%, respectively, at December 31, 1997, and 19.1% and 20.4%, respectively, at March 31, 1997. The Company's leverage capital ratio decreased to 8.4% at March 31, 1998 from 10.3% at December 31, 1997 and 11.3% at March 31, 1997. At March 31, 1998, the Company's risk-based capital and leverage ratios exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action regulations. The Company will seek to maintain its well capitalized position to ensure flexibility in its operations.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields for the quarterly periods presented:

                                              For the Three Months Ended        For the Three Months Ended
                                                    March 31, 1998                    March 31, 1997
                                      ----------------------------------------------------------------------------------
                                        Average      Interest     Average Yield   Average     Interest     Average Yield
                                        Balance   Earned or Paid  or Rate Paid    Balance  Earned or Paid  or Rate Paid
------------------------------------------------------------------------------------------------------------------------
Interest-Earning Assets:
  Net loans                             $ 131,672  $  3,550       10.93%          $  86,993 $  2,132        9.94%
  Investments                              92,872     1,405        6.14%             73,093    1,148        6.37%
  Federal funds sold                       16,193       217        5.43%              8,806      114        5.25%
------------------------------------------------------------------------------------------------------------------------
Total interest-earning assets           $ 240,737  $  5,172        8.71%          $ 168,892 $  3,394        8.15%
========================================================================================================================
Interest-Bearing Liabilities
  Deposits:
    Demand, interest-bearing            $   6,205  $     29        1.89%          $   4,227 $     20        1.92%
    Savings and money market               95,640       739        3.13%             71,712      512        2.90%
    Time deposits, $100,000 and over       39,523       489        5.01%             23,189      268        4.69%
    Time deposits, less than $100,000       7,512        85        4.60%              8,055      100        5.03%
    Other borrowings                           11        <1        5.58%                150        2        5.41%
------------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities      $ 148,891  $  1,342        3.65%          $ 107,333 $    902        3.41%
========================================================================================================================
Net interest income / margin                       $  3,830        6.45%                    $  2,492        5.97%


Note:	Yields and amounts earned on loans include loan fees of  $277,000 and
$137,000 for the three month periods ended March 31, 1998 and 1997, respectively.

The Company's net interest income for the first quarter of 1998 was $3,830,000 an increase of $1,338,000 over the first quarter of 1997. When compared to the first quarter of 1997, average earning assets increased by $67,348,000, while the net yield on average earning assets increased from 5.97% in the first quarter of 1997 to 6.45% in the first quarter of 1998. The increase in net interest income was primarily due to an increase in the volume of interest-earning assets, predominantly loans.

The following table sets forth an analysis of the changes in interest income and interest expense. The total change is shown in the column designated "Net Change" and is allocated in the columns to the left, to the portions respectively attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated between the volume and rate categories in proportion to the relationship of the changes due solely to the changes in volume and rate, respectively.

                                                   Three Months Ended March 31
                                                            1998 vs. 1997
                                            ------------------------------------------
                                               Increase (Decrease) Due to Change In:
                                                 Volume          Rate       Net Change
---------------------------------------------------------------------------------------
Interest-earning assets
  Net loans                                     $    1,187       $    231   $    1,418
  Investments                                          301            (43)         257
  Federal funds sold                                    99              4          103
---------------------------------------------------------------------------------------
Total interest-earning assets                   $    1,587       $    192   $    1,778
=======================================================================================
Interest-bearing liabilities
  Demand, interest-bearing                      $        9       $      0   $        9
  Savings and money market                             182             45          227
  Time deposits, $100,000 and over                     201             20          221
  Time deposits, less than $100,000                     (6)            (8)         (15)
  Other borrowings                                      (2)           ---           (2)
---------------------------------------------------------------------------------------
Total interest-bearing liabilities              $      384       $     56   $      440
---------------------------------------------------------------------------------------
Change in net interest income                                               $    1,338
=======================================================================================

Provisions for Loan Losses

During the first quarter of 1998, the provision for loan losses was $160,000, down $60,000 from $220,000 for the first quarter of 1997. The decrease in the provision, in spite of overall growth in the loan portfolio, was due to the recovery during the first quarter of 1998 of a prior period charge-off of $95,000. The recovery was added to the allowance for loan losses.

Non-interest income

The following table sets forth the various components of the Bank's non-interest income:

                                                                        Increase (Decrease)
                                                                     ------------------------
                                         Three months ended March 31,     1998 versus 1997
                                    ---------------------------------------------------------
(Dollars in thousands)                        1998         1997          Amount    Percent
---------------------------------------------------------------------------------------------
Service charges and other fees                 50           46              4         9%
Gain on securities available-for-sale          18           16              2        13
Gain on sale of loans held-for sale           ---            4             (4)     (100)
Other income                                   11            8              2        30
---------------------------------------------------------------------------------------------
Total                                          79           74              5         6%
=============================================================================================

Fee income from service charges rose a modest 9% from the first quarter of 1997 to 1998. Many of the Bank's deposit accounts maintain balances higher than that which is required to offset activity charges and, as such, are not assessed fees.

Non-interest Expense

The following table sets forth the various components of the Bank's non-interest expenses:

                                                  For The Three Months Ended March 31,
                                          --------------------------------------------------
                                                                Increase   Percent Increase
(Dollars in thousands)                     1998         1997   (Decrease)      (Decrease)
--------------------------------------------------------------------------------------------
Salaries and benefits                      $   1,580    $    966   $  614       64%
Client services                                  360         248      112       45%
Advertising and promotion                        173          91       82       91%
Furniture and equipment                          170         114       56       50%
Professional fees                                164          75       89      118%
Occupancy                                        150          97       53       55%
Loan origination costs                            82          64       18       28%
All other                                        339         157      182      114%
--------------------------------------------------------------------------------------------
Total                                      $   3,018    $  1,812   $1,206       67%
============================================================================================

Non-interest expenses for the first quarter of 1998 were $3,018,000, up $1,206,000 (or 67%) from $1,812,000 for the first quarter of 1997. The increase in non-interest expenses reflects the growth in infrastructure to support the Bank's loan and deposit growth.

Non-interest expenses consist primarily of salaries and employee benefits (52% and 53% of total non-interest expenses for the first quarter of 1998 and 1997, respectively) and client services (12% and 14% of total non-interest expenses for the first quarter of 1998 and 1997, respectively). The increase in salaries and benefits expenses was primarily attributable to an increase in the number of employees. The Bank employed 105 people at March 31, 1998, up 36 from 69 employees at March 31, 1997. Client services expenses include outside data processing service costs, courier and armored car costs, imprinted check costs, and other client services costs, all of which are directly related to the amount of funds on deposit at the Bank. The increase in furniture and equipment expenses and in occupancy expenses was primarily attributable to an increase in the number of employees. Advertising expenses increased due to the Bank's co-sponsorship of a professional auto racing team.

FINANCIAL CONDITION

Total assets increased 23% to $328,976,000 at March 31, 1998, compared to $267,575,000 at December 31, 1997. The growth was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

Loans

Total gross loans increased 11% to $142,988,000 March 31, 1998, as compared to $128,770,000 at December 31, 1997. The increase in loan volume was due to the business development efforts of the Company's loan teams.

The Company's loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and service) and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

Allowance for loan losses

The following table summarizes the Bank's loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                                                           Year ended
                                       Three months ended March 31,      December 31,
(Dollars in thousands)                     1998         1997                     1997
--------------------------------------------------------------------------------------
Balance, beginning of period            $    2,285     $    1,402        $      1,402
Charge-offs - Commercial loans                 ---            ---                (224)
Recoveries - Commercial loans                   95            ---                  47
                                        ----------     ----------        -------------
Net charged-offs                                95            ---                (177)
                                        ----------     ----------        -------------
Provision for loan losses                      160            220               1,060
--------------------------------------------------------------------------------------
Balance, end of period                  $    2,540     $    1,622        $      2,285

Ratios:
  Net charge-offs to average loans
  outstanding                               (0.07)%          0.00%               0.18%
  Allowance for loan losses to
  average loans                               1.93           1.86                2.31
  Allowance for loan losses to total
  loans at end of period                      1.78           1.80                1.77


The following table summarizes the allocation of the allowance for loan losses by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                                 March 31,                                  December 31,
                                 ------------------------------------------------------------------------------------
                                       1998                    1997                                 1997
                                 ------------------------------------------------------------------------------------
                                              Allowance as a               Allowance as a              Allowance as a
                                                  % of Loans                   % of Loans                  % of Loans
                                              Outstanding in               Outstanding in              Outstanding in
(Dollars in thousands)           Allowance          Category   Allowance         Category   Allowance        Category
---------------------------------------------------------------------------------------------------------------------
Commercial                       $  1,091           1.58%      $     449         0.99%      $     821        1.29%
Real estate - mortgage                172           0.44             204         0.63             205        0.53
Real estate - land and
              construction            439           1.35             197         1.69             379        1.47
Consumer                               23           0.98               5         1.00               7        0.85
Unallocated                           815            ---             767          ---             873         ---
---------------------------------------------------------------------------------------------------------------------
Total                            $  2,540           1.78%      $   1,622         1.80%      $   2,285        1.77%
=====================================================================================================================


The Bank maintains an allowance for loan losses to provide for estimated losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectable are charged against the allowance and any recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

Deposits

Deposits totalled $304,165,000 at March 31, 1998, an increase of 25%, as compared to total deposits of $242,978,000 at December 31, 1997. The increase in deposits was due to the Company's continued marketing efforts directed at commercial business clients. Non-interest-bearing deposits were $127,078,000 at March 31, 1998, an increase of 30% as compared to $97,736,000 at December 31, 1997. Interest-bearing deposits were $177,087,000 at March 31, 1998, an increase of 22% as compared to $145,242,000 at December 31, 1997.

Interest Rate Risk

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Bank has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates in relatively short maturities

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1998, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                     Within   Due in Three  Due After
                                     Three     to Twelve   One to Five   Due After     Not-Rate
(Dollars in thousands)               Months      Months       Years      Five Years    Sensitive    Total
------------------------------------------------------------------------------------------------------------
Interest earning assets:
  Federal funds sold                 $  52,200  $    ---    $     ---    $     ---                 $  52,200
  Securities                             5,515     8,602       51,352       32,119                    97,588
  Total loans                          110,934    10,625       14,718        6,711                   142,988
  Other assets                             ---     4,525          ---          ---                     4,525
------------------------------------------------------------------------------------------------------------
Total interest earning assets          168,649    23,752       66,070       38,830                   297,301
------------------------------------------------------------------------------------------------------------
Cash and due from banks                                                                $    27,696    27,696
Other assets                                                                                 3,979     3,979
------------------------------------------------------------------------------------------------------------
Total assets                        $  168,649  $ 23,752    $  66,070    $  38,830     $    31,675 $ 328,976
============================================================================================================
Interest bearing liabilities:
  Demand, interest-bearing          $    6,702  $    ---    $     ---    $     ---                 $   6,702
  Savings and money market             115,269       ---          ---          ---                   115,269
  Time deposits                         39,019    14,024        2,072          ---                    55,115
------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities     160,990    14,024        2,072          ---                   177,086
------------------------------------------------------------------------------------------------------------
Non-interest demand deposits                                                           $   127,079   127,079
Other liabilities                                                                            1,986     1,986
Shareholders' equity                                                                        22,825    22,825
------------------------------------------------------------------------------------------------------------
Total liabilities and
     shareholders' equity           $  160,990  $ 14,024    $  2,072     $     ---     $   151,890 $ 328,976
============================================================================================================
Interest rate sensitivity gap       $    7,659  $  9,728    $ 63,998     $  38,830     $  (120,215)      ---
============================================================================================================
Cumulative interest rate
     sensitivity gap                $    7,659  $ 17,387    $ 81,385     $ 120,215             ---       ---
Cumulative interest rate
     sensitivity gap ratio               2.33%     5.29%      24.74%        36.54%


The foregoing table demonstrates that the Company had a positive cumulative one year gap of $17.4 million, or 5.29% of total assets, at March 31, 1998. In theory, this would indicate that $17.4 million more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities which are not reflected in the interest sensitivity analysis table. These prepayments may have significant effects on the Company's net interest margin. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the Company's exposure to changes in interest rates.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:


                                                  March 31,      December 31,     Minimum
                                        -------------------------------------    Regulatory
(Dollars in thousands)                        1998       1997        1997       Requirements
--------------------------------------------------------------------------------------------
Capital components:
  Tier 1 Capital                            $  22,354   $ 20,629     $  21,899
  Tier 2 Capital                                2,540      1,350         1,885
--------------------------------------------------------------------------------------------
Total risk-based capital                    $  24,894   $ 21,979     $  23,784
============================================================================================
Risk-weighted assets                          170,353    107,728       150,418
Average assets                                265,791    181,841       251,767

Capital ratios:
  Total risk-based capital                      14.6%      20.4%         15.8%         8.0%
  Tier 1 risk-based capital                     13.1       19.1          14.6          4.0
  Leverage ratio (1)                             8.4       11.3          10.3          4.0

(1) Tier 1 capital divided by average assets (excluding goodwill).


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred in the Company's market risk profile or information since the Company's fiscal year ended December 31, 1997. For further information refer to the Company's annual report on Form 10-K.

Part II - Other Information

Item 1. - Legal Proceedings

To the best of the Bank's knowledge, there are no pending legal proceedings to which the Bank is a party which may have a materially adverse effect on the Bank's financial condition, results of operations, or cash flows.

Item 2. - Changes in Securities and Use of Proceeds

Not Applicable

Item 3. - Defaults Upon Senior Securities

Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. - Other Information

Not Applicable

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits included with this filing:

	               27	         Financial Data Schedule

(b)	Reports on Form 8-K

On May 6, 1998, the Registrant filed Form 8-K with the SEC to report a dividend payment by Heritage Bank of Commerce.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Heritage Commerce Corp
                                                    (Registrant)

May 14, 1998                                     /s/ John E. Rossell
------------                                   -------------------------
   Date                                          John E. Rossell, III,
                                                 President and CEO

May 14, 1998                                     /s/ Daniel A. Northway
------------                                   -------------------------
   Date                                          Daniel A. Northway,
                                                 Chief Financial Officer