Form 10-Q
period 1998-06-30
HERITAGE COMMERCE CORP
filed 1998-08-14
CIK 1053352

FORM 10-Q.  --  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998

or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitional period from

to

(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

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


APPLICABLE ONLY TO CORPORATE ISSUERS:
	The Registrant had 3,295,896 shares of Common Stock outstanding on July 1, 1998.



                        HERITAGE COMMERCE CORP AND SUBSIDIARY
                            QUARTERLY REPORT ON FORM 10-Q

Table of Contents

Part I -  Financial Information                                           Page
Item 1.   Condensed Consolidated Statements of Financial
          Condition At June 30, 1998 and December 31, 1997                 1

          Condensed Consolidated Statements of Income
          For the three and six months ended June 30, 1998 and 1997        2

          Condensed Consolidated Statements of Cash Flows
          For the three and six months ended June 30, 1998 and 1997        3

          Condensed Consolidated Notes to Financial Statements             4

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk      14

Part II - Other Information

Item 1.   Legal Proceedings                                               15

Item 2.   Submission of Matters to a Vote of Security Holders             15

Item 3.   Other Information                                               15

Item 4.   Exhibits and Reports on Form 8-K                                16

Signatures                                                                17


                       HERITAGE COMMERCE CORP AND SUBSIDIARY
              Condensed Consolidated Statements of Financial Condition

                                            June 30, 1998    December 31, 1997
ASSETS                                       (Unaudited)
Cash and due from banks                     $   21,284,000   $   16,060,000
Federal funds sold                              44,121,000       27,125,000

Total cash and cash equivalents                 65,405,000       43,185,000

Securities available-for-sale, at fair value    75,857,000       61,166,000
Securities held-to-maturity, at amortized cost  28,182,000       26,531,000
(fair value of $28,522,000 and $26,938,000,
respectively)

Loans:
  Commercial                                    75,202,000       64,102,000
  Real estate - mortgage                        43,778,000       38,279,000
  Real estate - land and construction           40,671,000       25,562,000
  Consumer                                      10,621,000          827,000
Total loans                                    170,272,000      128,770,000
Allowance for loan losses                       (2,884,000)      (2,285,000)

Loans, net                                     167,388,000      126,485,000

Premises and equipment, net                      2,935,000        1,971,000
Accrued interest receivable and other assets     4,625,000        3,764,000
Other investments                                5,282,000        4,473,000


TOTAL                                        $ 349,674,000    $ 267,575,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Deposits:
  Demand, non-interest bearing               $ 122,461,000    $  97,736,000
  Demand, interest bearing                       7,557,000        6,319,000
  Savings and money market                     117,706,000       96,713,000
  Time deposits, $100,000 and over              60,591,000       34,948,000
  Time deposits less than $100,000              15,335,000        7,262,000
Total deposits                                 323,650,000      242,978,000

Accrued interest payable and other liabilities   2,576,000        2,261,000

Total liabilities                              326,226,000      245,239,000

Shareholders' equity:

Common Stock, no par value;  30,000,000 shares
authorized; shares issued and outstanding:
3,295,896 at June 30, 1998 and
at December 31, 1997                            23,447,000       23,447,000
Accumulated other comprehensive income             546,000          418,000
Accumulated deficit                               (545,000)      (1,529,000)

Total shareholders' equity                      23,448,000       22,336,000

TOTAL                                        $ 349,674,000    $ 267,575,000

See notes to condensed consolidated financial statements.


                         HERITAGE COMMERCE CORP AND SUBSIDIARY
               Condensed Consolidated Statements of Income (Unaudited)

                                                        Three months ended June 30,    Six months ended June 30,
                                                         1998            1997            1998          1997
Interest income:
  Interest and fees on loans                            $   4,206,000    $   2,357,000 $   7,756,000   $   4,489,000
  Interest on investment securities - taxable               1,380,000        1,190,000     2,613,000       2,324,000
  Interest on investment securities - non taxable             168,000           19,000       288,000          33,000
  Interest on federal funds sold                              295,000          181,000       512,000         295,000
  Interest on other investments                                57,000              ---       109,000             ---

Total interest income                                       6,106,000        3,747,000    11,278,000       7,141,000

Interest expense:
  Savings and other interest-bearing deposits               1,063,000          670,000     1,916,000       1,304,000
  Time certificates, $100,000 and over                        604,000          302,000     1,093,000         570,000

Total interest expense                                      1,667,000          972,000     3,009,000       1,874,000

Net interest income                                         4,439,000        2,775,000     8,269,000       5,267,000

Provision for loan losses                                     350,000          145,000       510,000         365,000

Net interest income after provision for loan losses         4,089,000        2,630,000     7,759,000       4,902,000

Other income:
  Service charges and other fees                               48,000           46,000        98,000          91,000
  Other income                                                138,000           69,000       167,000          98,000

Total other income                                            186,000          115,000       265,000         189,000

Other expenses:
  Salaries and employee benefits                            1,790,000        1,182,000     3,370,000       2,148,000
  Client services                                             559,000          293,000       919,000         541,000
  Occupancy                                                   191,000          115,000       342,000         212,000
  Advertising and promotion                                   189,000          114,000       369,000         205,000
  Furniture and equipment                                     183,000          125,000       353,000         239,000
  Professional fees                                            29,000           67,000       193,000         142,000
  Deferred loan costs                                         114,000           71,000       195,000         134,000
  Other                                                       357,000          216,000       689,000         374,000

Total other expenses                                        3,412,000        2,183,000     6,430,000       3,995,000

Net income before income taxes                                863,000          562,000     1,594,000       1,096,000

Provision for income taxes                                    333,000          197,000       611,000         384,000

Net income                                                 $  530,000      $   365,000  $    983,000      $  712,000

Net income per share (basic)                                  $  0.16          $  0.11       $  0.28         $  0.22
Average number of common shares                             3,295,896        3,291,653     3,295,896       3,289,738

Net income per share (diluted)                                $  0.14          $  0.11       $  0.26         $  0.21
Average number of common shares and common
share equivalents                                           3,677,108        3,457,143     3,669,636       3,449,395

See accompanying notes to condensed consolidated financial statements.


                              HERITAGE COMMERCE CORP
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                Six Months ended June 30,
                                                                   1998          1997
Cash flows from operating activities:
Net income                                                      $     983,000    $     712,000
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization                                         271,000          177,000
Provision for loan losses                                             510,000          365,000
Gain on sale of investments available-for-sale                        (67,000)         (16,000)
Amortization / accretion of discounts and premiums                     37,000           86,000
Proceeds from sales of loans                                          (33,000)         (65,000)
Originations of loans held for sale                                (2,157,000)      (2,464,000)
Maturities of loans held for sale                                      67,000          814,000
Increase in accrued interest receivable and other assets             (861,000)        (853,000)
Increase in accrued interest payable and other liabilities            225,000           73,000

Net cash used by operating activities                              (1,025,000)      (1,171,000)

Cash flows from investing activities:
Net increase in loans                                             (39,290,000)     (12,902,000)
Purchases of investment securities available-for-sale             (23,971,000)     (20,222,000)
Maturities of investment securities available-for-sale              7,513,000        7,018,000
Sales of investment securities available-for-sale                   2,067,000        4,573,000
Purchases of investment securities held-to-maturity                (7,014,000)      (2,617,000)
Maturities of investment securities held-to-maturity                5,311,000        3,179,000
Purchases of corporate owned life insurance                          (809,000)             ---
Capital expenditures                                               (1,235,000)        (453,000)

Net cash used by investing activities                             (57,428,000)     (21,424,000)

Cash flows from financing activities:
Net increase in deposits                                           80,673,000       49,716,000
Proceeds from sale of securities under agreement to repurchase            ---       (5,010,000)
Proceeds from issuance of common stock                                    ---           27,000

Net cash provided by financing activities                          80,673,000       44,733,000

Net increase in cash and cash equivalents                          22,150,000       22,138,000

Cash and cash equivalents, beginning of period                     43,185,000       12,615,000

Cash and cash equivalents, end of period                         $ 65,335,000     $ 34,753,000


Other cash flow information:
  Interest paid                                                  $  2,876,000     $  1,830,000
  Income taxes paid                                                   521,000          463,000

Non-cash financing activity:
Transfer from accumulated deficit to common stock
due to stock dividend                                            $        ---     $  1,304,000

See accompanying notes to condensed consolidated financial statements.


                          HERITAGE COMMERCE CORP AND SUBSIDIARY
                  Notes to Condensed Consolidated Financial Statements
                                     June 30, 1998
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

The results for the three months and six months ended June 30, 1998 are not necessarily indicative of the results expected for any subsequent period or for the entire year ended December 31, 1998.



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

The Bank classifies the guaranteed portion of Small Business Administration loans as "held for sale" according to generally accepted accounting principles, but for the purposes of this Form 10-Q, the balances are included in the commercial loan totals.


4)	Deferred Loan Fees

Loan totals in the balance sheet above are net of deferred loan fees totalling $143,000 and $113,000 at June 30, 1998 and December 31, 1997,
respectively.


5)	Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement in the first quarter of 1998 resulted in a change in the financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows. Certain amounts in the prior period have been reclassified to conform to the current presentation under SFAS No. 130. Total comprehensive income for the three months ended June 30, 1998 and 1997 was $623,000 and $751,000, respectively. For the six months ended June 30, 1998 and 1997, total comprehensive income was $1,111,000 and $598,000, respectively.

The following is a summary of the components of accumulated other comprehensive income:

                                           For the Three Months Ended       For The Six Months Ended
                                         June 30, 1998    June 30, 1997   June 30, 1998    June 30, 1997
                                          (Unaudited)      (Unaudited)     (Unaudited)      (Unaudited)
Net Income                                $      530       $      365      $      983       $      712
Other comprehensive income, net of tax
  Net unrealized gain (loss) on available-
  for-sale securities during the period          142              386             195              (98)
  Less:  reclassification adjustment
  for realized gains on available for
  sale securities included in net income
  during the period                              (49)             ---             (67)             (16)

Other comprehensive income                        93              386             128             (114)

Comprehensive income                       $     623         $    751      $    1,111       $      598









ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS


OVERVIEW

Net income for the quarter and six months ended June 30, 1998 was $530,000 and $983,000, or $0.16 and $0.28 per share (basic), as compared to net income of $365,000 and $712,000, or $0.11 and $0.22 per share (basic) for the same periods in 1997. The increase was attributable to growth in the level of earning assets overall, and of loans in particular, funded by new deposits at favorable weighted average rates of interest. Return on average assets annualized for the first six months of 1998 was 0.8%, compared to 0.7% for the first six months of 1997. Annualized return on average equity for the first six months of 1998 was 10.1%, compared to 7.1% for the first six months of 1997.

Average interest-earning assets for the quarter and six months ended June 30, 1998 were up $100,701,000 and $82,765,000 or 55% and 47% over 1997, with much of the increase primarily attributable to growth in loans. In January 1998, the Company's bank subsidiary, Heritage Bank of Commerce, launched its newest product, an internet credit card, which accounted for $9,262,000 and $7,661,000 of this growth during the six months and three months ended June 30, 1998. The average rate earned on loans in the second quarter and first six months of 1998 was up over 1997, and, as a result of the increase in both rate and volume of loans, the average rate on earning assets increased to 8.62% and 8.71% for the quarter and six months ended June 30, 1998, up from 8.20% and 8.12% for the same periods in 1997.

Average interest-bearing liabilities were up $65,685,000 and $53,648,000 or 58% and 49% from the quarter and six months ended June 30,1997 to the same periods in 1998, with the increase attributable to growth in savings and money market accounts, growth in time deposits of $100,000 or more and growth in time deposits related to the internet credit card product. For the six months and three months ended June 30, 1998, time deposits related to the internet credit card were $9,990,000 and zero. The average rate paid on interest-bearing liabilities increased to 3.74% and 3.70% from 3.44% and 3.40% at the quarter and six months ended June 30, 1998 and 1997, respectively. However, due to the growth in interest-earning assets and the improvement in yield thereon, the net interest margin improved to 6.26% and 6.31% in the second quarter and first six months of 1998 from 6.07% and 6.00% in 1997.

The Company had no non-performing assets (including nonaccrual loans, loans 90 days past due and still accruing and other real estate owned ("OREO") at June 30, 1998, December 31, 1997, and June 30, 1997.

Shareholders' equity increased $1,112,000 to $23,448,000, or 6.71% of assets, at June 30, 1998, from $22,336,000 million , or 8.35% of assets, at December 31, 1997. The increase was due to an increase in net earnings. The Company's Tier 1 and total risk-based capital ratios were 11.5% and 13.0%, respectively, at June 30, 1998, compared to 14.6% and 15.8%, respectively, at December 31, 1997, and 18.5% and 19.7%, respectively, at June 30, 1997. The Company's leverage capital ratio decreased to 7.4% at June 30, 1998 from 10.3% at December 31, 1997 and 10.6% at June 30, 1997. At June 30, 1998, the Company's risk-based capital and leverage ratios exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action regulations.



RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields for the periods presented:

                                        For the Three Months Ended              For the Three Months Ended
                                               June 30, 1998                           June 30, 1997
                                       Average    Interest     Average Yield or  Average   Interest     Average Yield or
                                       Balance  Earned or Paid    Rate Paid      Balance Earned or Paid    Rate Paid
Interest-Earning Assets:
Net loans                              $   153,661  $   4,206      10.95%        $   93,329  $   2,357    10.10%
Investments                                107,924      1,604       5.94%            76,106      1,209     6.35%
Federal funds sold                          21,925        295       5.38%            13,374        181     5.41%
Total interest-earning assets          $   283,510  $   6,106       8.62%        $  182,809  $   3,747     8.20%

Interest-Bearing Liabilities
Deposits:
Money market and Interest-bearing
demand                                 $    85,391  $     620       2.90%        $   54,732  $     359     2.62%
Savings                                     34,661        321       3.70%            24,774        220     3.55%
Time deposits, $100,000 and over            48,999        604       4.93%            25,642        302     4.71%
Time deposits, less than $100,000            9,708        121       4.99%             7,917         91     4.60%
Other borrowings                               ---        ---       0.00%                10        ---     0.00%

Total interest-bearing liabilities     $   178,759  $   1,666       3.74%        $  113,075  $     972     3.45%

Net interest income / margin                        $   4,439       6.28%                    $   2,775     6.09%


Note:	Yields and amounts earned on loans include loan fees of  $362,000 and
$137,000 for the three month periods ended June 30, 1998 and 1997, respectively.

                                            For the Six Months Ended                For the Six Months Ended
                                                   June 30, 1998                       June 30, 1997
                                      Average     Interest     Average Yield or  Average    Interest    Average Yield or
                                      Balance   Earned or Paid    Rate Paid      Balance  Earned or Paid  Rate Paid
Interest-Earning Assets:
Net loans                             $  143,917  $    7,755       10.87%        $  90,235   $   4,489     10.03%
Investments                               95,721       2,901        6.11%           74,592       2,357      6.37%
Federal funds sold                        19,075         512        5.42%           11,121         295      5.35%
Total interest-earning assets         $  258,712  $   11,169        8.71%        $ 175,947   $   7,141      8.18%

Interest-Bearing Liabilities
Deposits:
Money market and Interest-bearing
demand                                $   78,747  $    1,122        2.87%        $  53,386   $     679      2.56%
Savings                                   32,231         587        3.67%           24,345         430      3.56%
Time deposits, $100,000 and over          44,271       1,093        4.98%           24,420         570      4.71%
Time deposits, less than $100,000          8,609         207        4.84%            7,986         192      4.85%
Other borrowings                               6         ---       11.35%               80           2      5.93%
Total interest-bearing liabilities    $  163,865  $    3,009        3.70%        $ 110,217   $   1,874      3.43%
Net interest income / margin                      $    8,160        6.36%                    $   5,267      6.04%


Note:	Yields and amounts earned on loans include loan fees of  $639,000 and
$274,000 for the six month periods ended June 30, 1998 and 1997, respectively.

The Company's net interest income for the second quarter of 1998 was $4,439,000, an increase of $1,664,000 over the second quarter of 1997. The Company's net interest income for the six month period ended June 30, 1998 was $8,269,000 an increase of $3,002,000 over the six month period ended June 30, 1997. When compared to the second quarter of 1997, average earning assets increased by $100,701,000, while the net yield on average earning assets increased from 6.09% in the second quarter of 1997 to 6.28% in the second quarter of 1998. When compared to the first six months of 1997, average earning assets increased by $82,765,000, while the net yield on average earning assets increased from 6.04% in the first six months of 1997 to 6.36% in the first six months of 1998. For both periods, the increase in net interest income was primarily due to an increase in the volume of interest-earning assets, predominantly loans.

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


                                                Three Months Ended June 30
                                                      1998 vs. 1997
                                          Increase (Decrease) Due to Change In:
                                          Volume         Rate        Net Change
Interest-earning assets
 Net loans                                $    1,637     $      212  $    1,849
 Investments                                     477            (82)        395
 Federal funds sold                              115             (1)        114
Total interest-earning assets             $    2,229     $      129  $    2,358

Interest-bearing liabilities
 Money market and interest bearing demand $      219     $       42  $      261
 Savings                                          91             10        101
 Time deposits, $100,000 and over                288             15        302
 Time deposits, less than $100,000                22              8         30
 Other borrowings                                ---            ---        ---
Total interest-bearing liabilities        $      619     $       75  $     694
Change in net interest income                                        $   1,664


                                                 Six Months Ended June 30
                                                      1998 vs. 1997
                                           Increase (Decrease) Due to Change In:
                                           Volume        Rate       Net Change
Interest-earning assets
 Net loans                                 $    2,865    $    401   $    3,266
 Investments                                      644        (100)         544
 Federal funds sold                               214           4          217
Total interest-earning assets              $    3,724    $    305   $    4,027

Interest-bearing liabilities
 Money market and interest bearing demand  $      354    $     90   $      444
 Savings                                          143          13          156
 Time deposits, $100,000 and over                 488          35          523
 Time deposits, less than $100,000                 15          (1)          14
 Other borrowings                                  (3)          1           (2)
Total interest-bearing liabilities         $      997    $    138   $    1,135
Change in net interest income                                       $    2,892



Provision for Loan Losses

During the second quarter of 1998, the provision for loan losses was $350,000, up $205,000 from $145,000 for the second quarter of 1997. The increase in the provision was due to the overall growth of the loan portfolio.


Non-interest income

The following table sets forth the various components of the Bank's non-interest income for the periods indicated:

                                                                   Increase (Decrease)
                                    Three months ended June 30,       1998 versus 1997
(Dollars in thousands)                  1998        1997           Amount     Percent
Service charges and other fees            48            46              2           4%
Gain on securities available-for-sale     49           ---             49         100
Gain on sale of loans held-for sale       49            60            (11)        (18)
Other income                              40             9             31         344
Total                                    186           115             71          62%


Fee income from service charges rose 5% from the second quarter of 1997 to 1998. Many of the Bank's deposit accounts maintain balances higher than that which is required to offset activity charges and, as such, are not assessed fees.

The following table sets forth the various components of the Bank's non-interest income for the periods indicated:

                                                               Increase (Decrease)
                                    Six months ended June 30,      1998 versus 1997
(Dollars in thousands)                  1998        1997        Amount    Percent
Service charges and other fees             98           91           7         8%
Gain on securities available-for-sale      67           16          51       319
Gain on sale of loans held-for sale        50           65         (15)      (23)
Other income                               50           17          33       194
Total                                     265          189          76        40%


Fee income from service charges rose 7% from the first quarter of 1997 to 1998. Many of the Bank's deposit accounts maintain balances higher than that which is required to offset activity charges and, as such, are not assessed fees.


Non-interest expense

The following table sets forth the various components of the Bank's non-interest expenses for the periods indicated:

                                              For The Three Months Ended June 30,
                                                                  Increase      Percent Increase
(Dollars in thousands)                 1998          1997        (Decrease)        (Decrease)
Salaries and benefits                  $     1,790   $    1,182   $    608            51%
Client services                                559          293        266            91%
Advertising and promotion                      189          114         75            66%
Furniture and equipment                        183          125         58            46%
Professional fees                               29           67        (38)          (57)%
Occupancy                                      191          115         76            66%
Loan origination costs                         114           71         43            61%
All other                                      357          216        141            65%
Total                                  $     3,412   $    2,183   $  1,229            56%


                                             For The Six Months Ended June 30,
                                                                  Increase      Percent Increase
(Dollars in thousands)                 1998          1997        (Decrease)        (Decrease)
Salaries and benefits                  $     3,370   $    2,148   $  1,222            57%
Client services                                919          541        378            70%
Advertising and promotion                      369          205        164            80%
Furniture and equipment                        353          239        114            48%
Professional fees                              193          142         51            36%
Occupancy                                      342          212        130            61%
Loan origination costs                         195          134         61            46%
All other                                      689          374        315            84%
Total                                  $     6,430   $    3,995   $  2,435            61%


Non-interest expenses for the second quarter of 1998 were $3,412,000, up $1,229,000 (or 56%) from $2,183,000 for the second quarter of 1997.
Non-interest expenses for the first six months of 1998 were $6,430,000, up $2,435,000 (or 61%) from $3,995,000 for the first six months of 1997. The increase in non-interest expenses reflects the growth in infrastructure to support the Bank's loan and deposit growth.

Non-interest expenses consist primarily of salaries and employee benefits (52% and 54% of total non-interest expenses for the second quarter of 1998 and 1997, respectively; 52% and 54% of total non-interest expenses for the six months ended June 30, 1998 and 1997, respectively) and client services (16% and 13% of total non-interest expenses for the second quarter of 1998 and 1997, respectively; 14% and 14% of total non-interest expenses for the first six months of 1998 and 1997, respectively). The increase in salaries and benefits expenses was primarily attributable to an increase in the number of employees. The Bank employed 113 people at June 30, 1998, up 37 from 76 employees at
June 30, 1997. Client services expenses include outside data processing service costs, courier and armored car costs, imprinted check costs, and other client services costs, all of which are directly related to the amount of funds on deposit at the Bank. The increase in furniture and equipment expenses and in occupancy expenses was primarily attributable to an increase in the number of employees.

Year 2000

The inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to process accurately certain date-based information.

The Company has identified all significant technical and business systems that will require modification to ensure Year 2000 Compliance. These systems include all computer hardware, computer software and such systems as telephones and alarms. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant systems is underway and should be substantially complete by September 30, 1998. The Company is currently testing all significant technical and business systems and is on schedule to complete the testing process by March 31, 1999.

In addition, the Company has communicated with a vendor with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 risks. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company's bank subsidiary has begun the process of assessing the credit risk related to its borrowers' Year 2000 Compliance progress, and will integrate a Year 2000 Compliance element into its credit approval process by December 31, 1998.

Depending on the outcomes of the testing process, the Company established several contingency plans should any system not be Year 2000 compliant. These contingency plans include the implementation of new vendors or applications, the installation of revised software and temporary reversions to less technology dependent systems.

The total cost to the Company of Year 2000 Compliance issues, which includes testing, system replacement and any anticipated lost revenue, has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing process are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

FINANCIAL CONDITION

Total assets increased 31% to $349,604,000 at June 30, 1998, compared to $267,575,000 at December 31, 1997. The growth was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

Loans

Total gross loans increased 32% to $170,272,000 June 30, 1998, as compared to $128,770,000 at December 31, 1997. The increase in loan volume was due to the business development
The following table indicates the Company's loan portfolio for the periods indicated:

                                 June 30, 1998       December 31, 1997
Installment                      $     1,185,000     $        691,000
Commercial                            44,313,000           39,353,000
Small Business Administration         24,908,000           21,965,000
Technology Loans                         644,000              621,000
Factored Loans                         5,266,000            1,865,000
Land and Construction                 40,671,000           25,780,000
Equity Lines                           4,958,000            4,275,000
Real Estate Loans                     38,820,000           34,171,000
Internet Credit Card                   9,262,000                  ---
Other                                    245,000               49,000
Total                            $   170,272,000     $    128,721,000




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

Allowance for loan losses

Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Management has established an evaluation process designed to determine that adequacy of the allowance for loan losses. This process attempts to assess the risk of loss inherent in the portfolio by segregating the allowance for loan losses into four components: "watch", "special mention", "substandard" and "doubtful".

It is the policy of management to maintain the allowance for possible loan losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Bank's loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                                                        Year Ended
                                      Three months ended June 30,      December 31,
(Dollars in thousands)                    1998        1997                   1997
Balance, beginning of period          $    2,540    $    1,622          $      1,402
Charge-offs - Commercial loans                (6)          ---                  (224)
Recoveries - Commercial loans                ---           ---                    47
Net charged-offs                              (6)          ---                  (177)
Provision for loan losses                    350           145                 1,060
Balance, end of period                $    2,884    $    1,767          $      2,285

Ratios:
Net charge-offs to average loans
outstanding                                 0.00%         0.00%                 0.18%
Allowance for possible loan losses
to average loans                            1.88          1.89                  2.31
Allowance for possible loan losses
to total loans at end of period             1.69          1.81                  1.77


The following table summarizes the allocation of the allowance for possible loan losses by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                             June 30,                                               December 31,
                               1998                        1997                                             1997
                                          Allowance                    Allowance                  Allowance
                                          as a % of                    as a % of                  as a % of
                                          Loans                        Loans                      Loans
                                          Outstanding in               Outstanding in             Outstanding in
                               Allowance  Category         Allowance   Category        Allowance  Category
Commercial                     $  1,256       1.67%        $     516       1.11%       $    821       1.28%
Real estate - mortgage              175       0.40               221       0.67             205       0.54
Real estate - land and
construction                        614       1.51               268       1.53             379       1.48
Consumer                            105       0.99                 5       0.95               7       0.85
Unallocated                         734                          756                        873

Total                          $  2,884       1.69%        $   1,766       1.81%       $  2,285       1.77%


The Bank maintains an allowance for possible loan losses to provide for estimated losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectable are charged against the allowance and any recoveries are credited to the allowance.

Deposits

Deposits totaled $323,650,000 at June 30, 1998, an increase of 33%, as compared to total deposits of $242,978,000 at December 31, 1997. The increase in deposits was due to the Company's continued marketing efforts directed at commercial business clients, including the newly introduced internet products. Non-interest-bearing deposits were $122,461,000 at June 30, 1998, an increase of 25% as compared to $97,736,000 at December 31, 1997. Interest-bearing deposits were $201,189,000 at June 30, 1998, an increase of 39% as compared to $145,242,000 at December 31, 1997.

In addition to the internet credit card, the Company has introduced new time deposits to be sold on the internet. For the six months and three months ended June 30, 1998 the Company has collected $9,990,000 and $7,661,000 from the sale of these deposits. The Company intends to collect funds in these internet time deposits in an amount approximately equal to that loaned through the internet credit card. However, in addition to the interest rate risk associated with these deposits, no assurances can be made that the Company will be able to collect these funds as indicated.

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

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of June 30, 1998, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                      Within    Due in        Due After
                                      Three     Three to      One to       Due After    Not Rate-
(Dollars in thousands)                Months    Twelve Months Five Years   Five Years   Sensitive  Total
Interest earning assets:
 Federal funds sold                   $  44,121   $     ---   $     ---    $    ---     $    ---  $  44,121
 Securities                               4,311      10,363      51,659      37,705          ---    104,038
 Total loans                            129,662      16,780      16,565       7,056          209    170,272
 Other assets                               ---       5,282         ---         ---          ---      5,282

Total interest earning assets           178,094      32,425      68,224      44,761          209    323,713
 Cash and due from banks                    ---         ---         ---         ---     $ 21,285     21,285
 Other assets                               ---         ---         ---         ---        4,676      4,676
Total assets                          $ 178,094   $  32,425   $  68,224    $ 44,761     $ 26,170  $ 349,674

Interest bearing liabilities:
 Demand, interest-bearing             $   7,557   $     ---   $     ---    $    ---          ---  $   7,557
 Savings and money market               117,706         ---         ---         ---          ---    117,706
 Time deposits                           36,333      37,398       2,195         ---          ---     75,926

Total interest bearing liabilities      161,596      37,398       2,195         ---          ---    201,189
 Non-interest demand deposits                                                           $122,461  $ 122,461
 Other liabilities                                                                         2,576      2,576
 Shareholders' equity                                                                     23,448     23,448
Total liabilities and shareholders'
equity                                $ 161,596   $  37,398   $   2,195    $    ---     $148,485  $ 349,674

Interest rate sensitivity gap         $  16,498   $  (4,973)  $  66,029    $ 44,761     $(122,315)      ---
Cumulative interest rate
sensitivity gap                       $  16,498   $  11,525   $  77,554    $122,315          ---        ---
Cumulative interest rate
sensitivity gap ratio                      4.72%       3.30%      22.18%      34.99%


The foregoing table demonstrates that the Company had a positive cumulative one year gap of $11.5 million, or 3.30% of total assets, at June 30, 1998. In theory, this would indicate that $11.5 million more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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


Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:


                                        June 30,                 December 31,       Minimum Regulatory
(Dollars in thousands)             1998         1997                 1997              Requirements
Capital components:
 Tier 1 Capital                   $   22,817    $   21,018        $    21,899
 Tier 2 Capital                        2,884         1,428              1,885

   Total risk-based capital       $   25,701    $   22,446        $    23,784

Risk-weighted assets                 198,183       113,889            150,418
Average assets                       315,095       197,930            251,767

Capital ratios:
 Total risk-based capital               13.0%         19.7%              15.8%          8.0%
 Tier 1 risk-based capital              11.5          18.5               14.6           4.0
 Leverage ratio (1)                      7.4          10.6               10.3           4.0

(1) Tier 1 capital divided by average assets (excluding goodwill).


With the approval of the Securities and Exchange Commission, on June 17, 1998 the Company commenced an offering on Form S-1 of 387,097 shares of Common Stock at a price of $15.50 per share. As of June 30, 1998 the Offering was still open.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred during the quarter to the Company's market risk profile or information. For further information refer to the Company's Prospectus on Form S-1 and the Company's annual report on Form 10-K.



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

Not Applicable

Item 3. - Defaults Upon Senior Securities

Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders

The Company held its 1998 Annual Meeting of Shareholders on May 21, 1998 (the "1998 Annual Meeting"). There were 3,295,898 issued and outstanding shares of Company Common Stock on April 3, 1998, the Record Date for the 1998 Annual Meeting.

At the 1998 Annual Meeting, the following actions were taken:

Election of Directors

At the 1998 Annual Meeting, fifteen directors of the Company were elected. The following chart indicates the number of shares cast for each elected director:


      Director                   Votes For             Votes Withheld
Frank G. Bisceglia               2,440,504                    865
James R. Blair                   2,440,504                    865
Arthur C. Carmichael, Jr.        2,440,504                    865
William Del Biaggio, Jr.         2,438,772                    865
Anneke Dury                      2,440,504                    865
Tracey A. Enfantino              2,438,004                  3,365
Glenn A. George                  2,440,504                    865
Robert P. Gionfriddo             2,438,391                  2,978
P. Michael Hunt                  2,433,357                  8,012
Louis O. Normandin               2,438,929                  2,440
Jack L. Peckham                  2,440,504                    865
Robert W. Peters                 2,440,504                    865
Humphrey P. Polanen              2,440,504                    865
John E. Rossell III              2,440,504                    865
Kirk Rossman                     2,440,504                    865


Amendment of the Company's Stock Option Plan:

The following chart indicates the results of the vote on the approval of the amendment to the Company's Restated 1994 Tandem Stock Option Plan. This amendment is for an increase in the number of shares available for grants of stock options to directors and key employees of the Company.

                             FOR          2,363,446
                             AGAINST         52,912

Ratification of Auditors

The following chart indicates the result of the vote on the ratification of the Board of Directors' selection of Deloitte & Touche, LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1998.

                             FOR          2,413,988
                             AGAINST          7,852


Item 5. - Other Information

Not Applicable

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits included with this filing:

                     Exhibit Number             Name

                          27.1         Financial Data Schedule

(b)	Reports on Form 8-K

On May 6, 1998, the Registrant filed Form 8-K with the SEC to report a $300,000 dividend payment by Heritage Bank of Commerce to its parent holding company, Heritage Commerce Corp.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Heritage Commerce Corp
                                           (Registrant)


August 15, 1998                         /s/ John E. Rossell
     Date                    John E. Rossell, III,  President and CEO



August 15, 1998                       /s/ Lawrence D. McGovern
     Date                  Lawrence D. McGovern, Chief Financial Officer