Form 10-Q/A
period 1998-06-30
HERITAGE COMMERCE CORP
filed 1998-08-31
CIK 1053352

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-Q/A

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

                             HERITAGE COMMERCE CORP
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                Six Months ended June 30,
                                                                   1998          1997
Cash flows from operating activities:
Net income                                                      $     983,000    $     712,000
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation and amortization                                         271,000          177,000
Provision for loan losses                                             510,000          365,000
Gain on sale of investments available-for-sale                        (67,000)         (16,000)
Amortization / accretion of discounts and premiums                     37,000           86,000
Proceeds from sales of loans                                          (33,000)         (65,000)
Originations of loans held for sale                                (2,157,000)      (2,464,000)
Maturities of loans held for sale                                      67,000          814,000
Increase in accrued interest receivable and other assets             (861,000)        (853,000)
Increase in accrued interest payable and other liabilities            225,000           73,000

Net cash used by operating activities                              (1,025,000)      (1,171,000)

Cash flows from investing activities:
Net increase in loans                                             (39,290,000)     (12,902,000)
Purchases of investment securities available-for-sale             (23,971,000)     (20,222,000)
Maturities of investment securities available-for-sale              7,513,000        7,018,000
Sales of investment securities available-for-sale                   2,067,000        4,573,000
Purchases of investment securities held-to-maturity                (7,014,000)      (2,617,000)
Maturities of investment securities held-to-maturity                5,311,000        3,179,000
Purchases of corporate owned life insurance                          (809,000)             ---
Capital expenditures                                               (1,235,000)        (453,000)

Net cash used by investing activities                             (57,428,000)     (21,424,000)

Cash flows from financing activities:
Net increase in deposits                                           80,673,000       49,716,000
Proceeds from sale of securities under agreement to repurchase            ---       (5,010,000)
Proceeds from issuance of common stock                                    ---           27,000

Net cash provided by financing activities                          80,673,000       44,733,000

Net increase in cash and cash equivalents                          22,220,000       22,138,000

Cash and cash equivalents, beginning of period                     43,185,000       12,615,000

Cash and cash equivalents, end of period                         $ 65,405,000     $ 34,753,000


Other cash flow information:
  Interest paid                                                  $  2,876,000     $  1,830,000
  Income taxes paid                                                   521,000          463,000

Non-cash financing activity:
Transfer from accumulated deficit to common stock
due to stock dividend                                            $        ---     $  1,304,000

See accompanying notes to condensed consolidated financial statements.


SIGNATURES

IN ACCORDANCE WITH THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED, THE REGISTRANT CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY
THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

HERITAGE COMMERCE CORP
(Registrant)

By:  /s/ Lawrence D. McGovern
    -------------------------
    Lawrence D. McGovern
    Chief Financial Officer

Date: August 31, 1998

