Form 10-Q
period 1998-09-30
HERITAGE COMMERCE CORP
filed 1998-11-13
CIK 1053352

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarterly period ended
                           September 30, 1998

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitional period from

to

(Amended by Exch Act Rel No. 312905. eff 4/26/93.)

       Commission File No.                                   000-23877

                             HERITAGE COMMERCE CORP
            (Exact name of registrant as specified in its charter)

        California                                          77-0469558
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                         Identification No.)

150 Almaden Blvd., San Jose, California                      95113
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


APPLICABLE ONLY TO CORPORATE ISSUERS:

	The Registrant had 3,700,341 shares of Common Stock outstanding on November 2, 1998.

                  HERITAGE COMMERCE CORP AND SUBSIDIARY
                      QUARTERLY REPORT ON FORM 10-Q

                           Table of Contents

Part I - Financial Information                                         Page
Item 1.
Condensed Consolidated Statements of Financial Condition
At September 30, 1998 and December 31, 1997                              1

Condensed Consolidated Statements of Income
For the three and nine months ended September 30, 1998 and 1997          2

Condensed Consolidated Statements of Cash Flows
For the three and nine months ended September 30, 1998 and 1997          3

Condensed Consolidated Notes to Financial Statements                     4

Item 2.
Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                    6

Item 3.
Quantitative and Qualitative Disclosures About Market Risk              15

Part II - Other Information
Item 1.
Legal Proceedings                                                       16

Item 2.
Submission of Matters to a Vote of Security Holders                     16

Item 3.
Other Information                                                       16

Item 4.
Exhibits and Reports on Form 8-K                                        16

Signatures                                                              17

                    HERITAGE COMMERCE CORP AND SUBSIDIARY
         Condensed Consolidated Statements of Financial Condition

                                             September 30, 1998      December 31, 1997
ASSETS                                          (Unaudited)
Cash and due from banks                      $   24,210,000          $   16,060,000
Federal funds sold                               45,070,000              27,125,000

Total cash and cash equivalents                  69,280,000              43,185,000

Securities available-for-sale, at fair value     68,031,000              61,166,000
Securities held-to-maturity, at amortized cost   27,717,000              26,531,000
(fair value of $28,597,000 and $26,938,000,
respectively)

Loans:

Commercial                                       86,015,000              64,102,000
Real estate - mortgage                           59,689,000              38,279,000
Real estate - land and construction              40,256,000              25,562,000
Internet Credit Card                             34,623,000                     ---
Consumer                                          1,415,000                 827,000

Total loans                                     221,998,000             128,770,000
Allowance for loan losses                        (3,402,000)             (2,285,000)

Loans, net                                      218,596,000             126,485,000

Premises and equipment, net                       3,048,000               1,971,000
Accrued interest receivable and other assets      7,030,000               3,764,000
Other investments                                 5,377,000               4,473,000

TOTAL                                         $ 399,079,000           $ 267,575,000


LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
  Deposits:
    Demand, non-interest bearing              $ 126,740,000           $  97,736,000
    Demand, interest bearing                      4,040,000               6,319,000
    Savings and money market                    140,565,000              96,713,000
    Time deposits, $100,000 and over             49,856,000              34,948,000
    Time deposits less than $100,000             24,495,000               7,262,000
    Brokered Deposits (principally time
    deposits, $100,000 and over)                 18,172,000                     ---

  Total deposits                                363,868,000             242,978,000

Accrued interest payable and other liabilities    4,698,000               2,261,000

Total liabilities                               368,566,000             245,239,000

Shareholders' equity:

Common Stock, no par value;  30,000,000
 shares authorized; shares issued and
 outstanding: 3,689,946 at September 30, 1998
 and 3,295,896 at December 31, 1997              29,342,000              23,447,000
Accumulated other comprehensive income            1,142,000                 418,000
Retained Earnings (Accumulated deficit)              29,000              (1,529,000)

Total shareholders' equity                       30,513,000              22,336,000

TOTAL                                         $ 399,079,000           $ 267,575,000

See notes to condensed consolidated financial statements.


                       HERITAGE COMMERCE CORP AND SUBSIDIARY
             Condensed Consolidated Statements of Income (Unaudited)

                                               Three months ended                 Nine months ended
                                                  September 30,                     September 30,
                                                 1998           1997                1998         1997
Interest income:
  Interest and fees on loans                   5,626,000      2,695,000           13,381,000   7,184,000
  Interest on investment securities - taxable  1,304,000      1,399,000            3,917,000   3,722,000
  Interest on investment securities - non
  taxable                                        191,000         55,000              479,000      88,000
  Interest on federal funds sold                 348,000        130,000              861,000     425,000
  Interest on other investments                   95,000            ---              203,000         ---

Total interest income                          7,564,000      4,279,000           18,841,000  11,419,000

Interest expense:
  Savings and other interest-bearing deposits  1,629,000        781,000            3,544,000   2,084,000
  Time certificates, $100,000 and over           721,000        349,000            1,814,000     919,000

Total interest expense                         2,350,000      1,130,000            5,358,000   3,003,000

Net interest income                            5,214,000      3,149,000           13,483,000   8,416,000

Provision for loan losses                        550,000        240,000            1,060,000     605,000

Net interest income after provision for loan
losses                                         4,664,000      2,909,000           12,423,000   7,811,000

Other income:

Service charges and other fees                    62,000         43,000              161,000     134,000
Gain on sale of securities available for sale    254,000         25,000              273,000      42,000
Non-interest income                              185,000        157,000              333,000     238,000

Total other income                               501,000        225,000              767,000     414,000

Non-interest expenses:
  Salaries and employee benefits               2,078,000      1,324,000            5,448,000   3,473,000
  Client services                                511,000        332,000            1,430,000     873,000
  Furniture and equipment                        236,000        149,000              589,000     387,000
  Occupancy                                      224,000        110,000              566,000     322,000
  Advertising and promotion                      221,000        114,000              588,000     309,000
  Third party servicing                          169,000            ---              169,000         ---
  Stock offering fees                            154,000            ---              154,000         ---
  Deferred loan costs                            109,000         96,000              304,000     230,000
  Professional fees                               97,000         89,000              290,000     232,000
  Other                                          399,000        258,000            1,090,000     642,000

Total other expenses                           4,198,000      2,472,000           10,628,000   6,468,000

Net income before income taxes                   967,000        662,000            2,562,000   1,757,000

Provision for income taxes                       393,000        233,000            1,005,000     616,000

Net income                                       574,000        429,000            1,557,000   1,141,000

Net income per share (basic)                   $    0.16      $    0.13           $     0.45   $    0.35
Average number of common shares                3,687,015      3,292,049            3,426,036   3,290,508

Net income per share (diluted)                 $    0.14      $    0.12           $     0.41   $    0.33
Average number of common shares and common
share equivalents                              4,116,279      3,552,581            3,783,300   3,467,267

See notes to condensed consolidated financial statements.


                                 HERITAGE COMMERCE CORP
             Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                       Nine Months ended
                                                                         September 30,
                                                                    1998            1997
Cash flows from operating activities:
  Net income                                                    $   1,557,000    $   1,141,000

Adjustments to reconcile net income to net cash used by operating activities:

  Depreciation and amortization                                       447,000          281,000
  Provision for loan losses                                         1,060,000          605,000
  Gain on sale of investments available-for-sale                     (358,000)         (42,000)
  Net amortization of premiums / accretion of discounts               139,000           97,000
  Proceeds from sales of loans                                        (83,000)        (205,000)
  Originations of loans held for sale                              (2,845,000)      (2,529,000)
  Maturities of loans held for sale                                   117,000        2,548,000
  Increase in accrued interest receivable and other assets         (3,264,000)      (1,158,000)
  Increase in accrued interest payable and other liabilities        1,969,000          351,000

Net cash provided by (used by) operating activities                (1,261,000)       1,089,000

Cash flows from investing activities:
  Net increase in loans                                           (90,360,000)     (25,771,000)
  Purchases of investment securities available-for-sale           (25,484,000)     (46,549,000)
  Maturities of investment securities available-for-sale           12,486,000       13,036,000
  Sales of investment securities available-for-sale                 7,635,000        6,684,000
  Purchases of investment securities held-to-maturity              (8,898,000)      (3,347,000)
  Maturities of investment securities held-to-maturity              7,617,000        5,027,000
  Purchases of corporate owned life insurance                        (904,000)      (4,425,000)
  Capital expenditures                                             (1,523,000)        (524,000)

Net cash used by investing activities                             (99,431,000)     (55,869,000)

Cash flows from financing activities:
  Net increase in deposits                                        120,892,000       85,094,000
  Repayments from sale of securities under agreement
  to repurchase                                                           ---       (5,010,000)
  Proceeds from exercise of stock options                              49,000              ---
  Proceeds from issuance of common stock                            5,846,000           35,000

Net cash provided by financing activities                         126,787,000       80,119,000

Net increase in cash and cash equivalents                          26,095,000       25,339,000

Cash and cash equivalents, beginning of period                     43,185,000       12,615,000

Cash and cash equivalents, end of period                           69,280,000       37,954,000


Other cash flow information:
  Interest paid in cash                                          $  4,963,000     $  2,866,000
  Income taxes paid in cash                                         1,034,000          986,000

Non-cash financing activity:
Transfer from accumulated deficit to common stock
due to stock dividend                                            $        ---     $  1,304,000


See notes to condensed consolidated financial statements.


                        HERITAGE COMMERCE CORP AND SUBSIDIARY
                Notes to Condensed Consolidated Financial Statements
                                  September 30, 1998
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

The results for the three months and nine months ended September 30, 1998 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 1998.



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

The Bank classifies the guaranteed portion of Small Business
Administration loans as "held for sale" according to generally accepted accounting principles, but for the purposes of this Form 10-Q, the balances are included in the commercial loan totals. The balances of these loans were $12,535,000 at September 30, 1998 and $9,365,000 at December 31, 1997.


4)	Deferred Loan Fees

Loan totals in the balance sheet are net of deferred loan fees totaling $146,000 and $113,000 at September 30, 1998 and December 31, 1997, respectively.

5)	Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement in the first quarter of 1998 resulted in a change in the financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows. Certain amounts in the prior period have been reclassified to conform to the current presentation under SFAS No.
130. Total comprehensive income for the three months ended September 30, 1998 and 1997 was $1,170,000 and $719,000, respectively.
The following is a summary of the components of accumulated other comprehensive income:

                                       For the Three Months Ended    For The Nine Months Ended
                                        September      September      September     September
                                         30, 1998       30, 1997       30, 1998      30, 1997
(Dollars in thousands)                 (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
Net Income                              $    574       $     429      $   1,557    $   1,141

Other comprehensive income, net of tax

  Net unrealized gain on securities
  available-for-sale during the period       633             314            828          216
  Less:  reclassification adjustment
  for realized gains on available for
  sale securities included in net
  income during the period                    37              24            104           40

Other comprehensive income                   596             290            724          176

Comprehensive income                       1,170             719          2,281        1,317




6)	Issuance of Common Stock

On June 19, 1998, the Company commenced an Offering of 387,097 shares of common stock at a price of $15.50 per share. The Company closed the Offering on July 30, 1998 after selling all the shares and collecting approximately $5,895,000 after expenses.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


OVERVIEW

Net income for the quarter and nine months ended September 30, 1998 was $574,000 and $1,557,000 (restated to reflect the capitalization of certain common stock offering costs), or $0.16 and $0.45 per share (basic), as compared to net income of $429,000 and $1,141,000, or $0.13 and $0.35 per share (basic) for the same periods in 1997. The increase was attributable to growth in the level of earning assets overall, and of loans in particular, funded by new deposits at favorable weighted average rates of interest. Return on average assets annualized for the first nine months of 1998 was 0.67%, compared to 0.76% for the first nine months of 1997. The main factor behind this decrease was a 70% increase in the loan portfolio from September 30, 1997 to the same period in 1998. Annualized return on average equity for the first nine months of 1998 was 8.49%, compared to 7.31% for the first nine months of 1997.

Average interest-earning assets for the quarter and nine months ended September 30, 1998 were up $120,429,000 and $97,994,000 or 59% and 53% over 1997, with much of the increase primarily attributable to growth in loans. In January 1998, the Company's bank subsidiary, Heritage Bank of Commerce, launched its newest product, an internet credit card, which accounted for $25,361,000 and $34,623,000 of this loan growth during the three months and nine months ended September 30, 1998. The average rate earned on loans in the third quarter and first nine months of 1998 was up over 1997, and, as a result of the increase in both rate and volume of loans, the average rate on earning assets increased to 9.29% and 8.94% for the quarter and nine months ended September 30, 1998, up from 8.38% and 8.30% for the same periods in 1997.

Average interest-bearing liabilities increased $95,320,000 and $66,278,000 or 75% and 57% from the quarter and nine months ended September 30,1997 to the same periods in 1998, with the increase attributable to growth in interest bearing demand deposit and money market accounts, growth in time deposits of $100,000 or more and growth in time deposits in support of the internet credit card product. For the three months and nine months ended September 30, 1998, the loan portfolio increase attributed to time deposits related to the internet credit card were $25,672,000 and $35,662,000. The average rate paid on interest-bearing liabilities increased to 4.20% and 3.94% from 3.54% and 3.47% at the quarter and nine months ended September 30, 1998 and 1997, respectively. However, due to the growth in interest-earning assets and the improvement in yield thereon, the net interest margin improved to 6.41% and 6.40% in the third quarter and first nine months of 1998 from 6.17% and 6.12% for the same periods in 1997.

The Company had no non-performing assets (including nonaccrual loans, loans 90 days past due and still accruing and other real estate owned ("OREO")) at September 30, 1998, December 31, 1997, and September 30, 1997.

Shareholders' equity increased $8,177,000 to $30,513,000, or 7.65% of assets, at September 30, 1998, from $22,336,000 million , or 8.35% of assets, at December 31, 1997. The increase was mainly due to a stock offering of 387,097 shares at $15.50 which closed on July 30, 1998. The Company's Tier 1 and total risk-based capital ratios were 11.6% and 12.9%, respectively, at September 30, 1998, compared to 14.6% and 15.8%, respectively, at December 31, 1997, and 16.8% and 18.0%, respectively, at September 30, 1997. Due to the overall growth in total assets, more specifically the growth in the loan portfolio, the Company's leverage capital ratio decreased to 8.30% at September 30, 1998 from 8.9% at December 31, 1997 and 9.6% at September 30, 1997. At September 30, 1998, the Company's risk-based capital and leverage ratios exceeded the ratios for a well-capitalized financial institution as defined in FDICIA under the prompt corrective action regulations.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields for the periods presented:


                                For the Three Months Ended            For the Three Months Ended
                                    September 30, 1998                   September 30, 1997
                                            Interest     Average                 Interest     Average
                                Average     Earned or    Yield or     Average    Earned or    Yield or
                                Balance     Paid         Rate Paid    Balance    Paid         Rate Paid

Interest-Earning Assets:
  Net loans                     $  190,663  $    5,626      11.71%    $ 101,158  $   2,695       10.57%
  Investments                      106,606       1,590       5.92%       91,868      1,453        6.28%
  Federal funds sold                25,667         348       5.38%        9,481        130        5.45%

Total interest-earning assets   $  322,936  $    7,564       9.29%    $ 202,507  $   4,278        8.38%

Interest-Bearing Liabilities
Deposits:
  Money market and Interest-
  bearing demand                $  117,568  $    1,085       3.66%    $  63,740  $     431        2.68%
  Savings                           21,791         223       4.05%       27,548        262        3.78%
  Time deposits, $100,000
  and over                          59,717         721       4.79%       27,972        349        4.95%
  Time deposits, less than
  $100,000                          18,643         253       5.39%        7,371         86        4.62%
  Brokered Deposits                  4,166          66       6.32%          ---        ---        0.00%
  Other borrowings                     148           2       5.81%           82          1        5.66%
Total interest-bearing
liabilities                     $  222,033  $    2,350       4.20%    $ 126,713  $   1,129        3.54%
Net interest income / margin                $    5,214       6.41%               $   3,149        6.17%

Note:	Yields and amounts earned on loans include loan fees of $407,000 and
$192,000 for the three month periods ended September 30, 1998 and 1997, respectively.

                                For the Nine Months Ended             For the Nine Months Ended
                                    September 30, 1998                   September 30, 1997
                                           Interest     Average                  Interest    Average
                                Average    Earned or    Yield or      Average    Earned or   Yield or
                                Balance    Paid         Rate Paid     Balance    Paid        Rate Paid
Interest-Earning Assets:
  Net loans                     $  157,924 $   13,381      11.33%     $  92,875  $  7,184       10.34%
  Investments                      102,596      4,600       5.99%        80,387     3,810        6.34%
  Federal funds sold                21,310        861       5.40%        10,574       425        5.37%

Total interest-earning assets   $  281,830 $   18,842       8.94%     $ 183,836  $ 11,419        8.30%
Interest-Bearing Liabilities
Deposits:
  Money market and Interest-
  bearing demand                $   91,792 $    2,206       3.21%     $  56,852  $  1,110        2.61%
  Savings                           28,738        809       3.77%        25,422       693        3.64%
  Time deposits, $100,000
  and over                          48,089      1,814       5.04%        25,615       919        4.80%
  Time deposits, less than
  $100,000                          11,967        460       5.14%         7,779       278        4.77%
  Brokered Deposits                  1,385         66       6.40%           ---       ---        0.00%
  Other borrowings                      55          3       7.29%            80         4        6.68%

Total interest-bearing
liabilities                     $  182,026 $    5,358       3.94%     $ 115,748  $  3,004        3.47%
Net interest income / margin               $   13,484       6.40%                $  8,415        6.12%

Note:	Yields and amounts earned on loans include loan fees of  $1,046,000 and
$466,000 for the nine month periods ended September 30, 1998 and 1997, respectively.


The Company's net interest income for the third quarter of 1998 was $5,214,000, an increase of $2,065,000 over the third quarter of 1997. The Company's net interest income for the nine month period ended September 30, 1998 was $13,483,000 an increase of $5,067,000 over the nine month period ended September 30, 1997. When compared to the third quarter of 1997, average earning assets increased by $120,429,000, while the net yield on average earning assets increased from 6.17% in the third quarter of 1997 to 6.41% in the third quarter of 1998. When compared to the first nine months of 1997, average earning assets increased by $97,994,000, while the net yield on average earning assets increased from 6.12% in the first nine months of 1997 to 6.40% in the first nine months of 1998. For both periods, the increase in net interest income was primarily due to an increase in the volume of interest-earning assets, predominantly loans.

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


<CAPION>
                                                   Three Months Ended September 30
                                                           1998 vs. 1997
                                                Increase (Decrease) Due to Change In:
                                              Volume           Rate          Net Change
Interest-earning assets
  Net loans                                      2,613            318           2,931
  Investments                                      223            (87)            136
  Federal funds sold                               220             (2)            218

Total interest-earning assets                    3,056            229           3,285

Interest-bearing liabilities
  Money market and interest bearing demand         457            196             653
  Savings                                          (58)            18             (40)
  Time deposits, $100,000 and over                 384            (12)            372
  Time deposits, less than $100,000                151             17             168
  Brokered Deposits                                 66            ---              66
  Other borrowings                                   1            ---               1

Total interest-bearing liabilities               1,001            219           1,220

Change in net interest income                                                   2,065

                                                   Nine Months Ended September 30
                                                          1998 vs. 1997
                                               Increase (Decrease) Due to Change In:
                                            Volume            Rate          Net Change
Interest-earning assets
  Net loans                                    5,454              743          6,197
  Investments                                  1,005             (216)           789
  Federal funds sold                             434                3            437

Total interest-earning assets                  6,893              530          7,423

Interest-bearing liabilities
  Money market and interest bearing demand       797              299          1,096
  Savings                                         93               24            117
  Time deposits, $100,000 and over               845               49            894
  Time deposits, less than $100,000              160               23            183
  Other borrowings                                (1)             ---             (1)
  Brokered Deposits                               66              ---             66

Total interest-bearing liabilities             1,960              395          2,355

Change in net interest income                                                  5,068



Provision for Loan Losses

During the third quarter of 1998, the provision for loan losses was $550,000, up $310,000 from $240,000 for the third quarter of 1997. The increase in the provision was due to the overall growth of the loan portfolio.

Non-interest income

The following table sets forth the various components of the Bank's non-interest income for the periods indicated:


                                                                          Increase (Decrease)
                                      Three months ended September 30,     1998 versus 1997
(Dollars in thousands)                  1998              1997            Amount       Percent
Service charges and other fees             62                  42             20           48%
Gain on securities available-for-sale     291                  26            265         1019%
Gain on sale of loans                      54                 138            (84)         (61%)
Other income                               94                  19             75          408%

Total                                     501                 225            276          123%


The following table sets forth the various components of the Bank's non-interest income for the periods indicated:

                                                                          Increase (Decrease)
                                      Nine months ended September 30,      1998 versus 1997
(Dollars in thousands)                  1998              1997            Amount       Percent
Service charges and other fees            161                 134             27           20%
Gain on securities available-for-sale     358                  41            317          773%
Gain on sale of loans held-for sale       104                 203            (99)         (49%)
Other income                              144                  36            108          300%

Total                                     767                 414            353           85%


Non-interest expense

The following table sets forth the various components of the Bank's non-interest expenses for the periods indicated:

                                       For The Three Months Ended September 30,
                                                            Increase        Percent Increase
(Dollars in thousands)           1998          1997        (Decrease)              (Decrease)
Salaries and benefits              $  2,078       $  1,324     $  754            57%
Client services                         511            332        179            54%
Furniture and equipment                 236            149         87            58%
Occupancy                               224            110        114           104%
Advertising and promotion               221            114        107            94%
Third party servicing                   169            ---        169           100%
Stock offering fees                     154            ---        154           100%
Loan origination costs                  109             96         13            14%
Professional fees                        97             89          8             9%
All other                               399            258        141            55%

Total                                 4,198          2,472      1,726            70%


                                       For The Nine Months Ended September 30,
                                                           Increase        Percent Increase
(Dollars in thousands)           1998          1997       (Decrease)              (Decrease)
Salaries and benefits              $  5,448      $   3,473   $  1,975            57%
Client services                       1,430            873        557            64%
Furniture and equipment                 589            387        202            52%
Advertising and promotion               588            309        279            90%
Occupancy                               566            322        244            76%
Loan origination costs                  304            230         74            32%
Professional fees                       290            232         58            25%
Third party servicing                   169            ---        169           100%
Stock offering fees                     154            ---        154           100%
All other                             1,090            642        448            70%

Total                              $ 10,628      $   6,468   $  4,160            64%


Non-interest expenses for the third quarter of 1998 were $4,198,000, up $1,726,000 (or 70%) from $2,472,000 for the third quarter of 1997. Non-
interest expenses for the first nine months of 1998 were $10,628,000, up $4,160,000 (or 64%) from $6,468,000 for the first nine months of 1997. The increase in non-interest expenses reflects the growth in infrastructure to support the Bank's loan and deposit growth.

Non-interest expenses consist primarily of salaries and employee benefits (49% and 54% of total non-interest expenses for the third quarter of 1998 and 1997, respectively; 51% and 54% of total non-interest expenses for the nine months ended September 30, 1998 and 1997, respectively) and client services (12% and 13% of total non-interest expenses for the third quarter of 1998 and 1997, respectively; 13% and 14% of total non-interest expenses for the first nine months of 1998 and 1997, respectively). The increase in salaries and benefits expenses was primarily attributable to an increase in the number of employees. The Bank employed 118 people at September 30, 1998, up 36 from 82 employees at September 30, 1997. Client services expenses include outside data processing service costs, courier and armored car costs, imprinted check costs, and other client services costs, all of which are directly related to the amount of funds on deposit at the Bank. The increase in furniture and equipment expenses and in occupancy expenses was primarily attributable to an increase in the number of employees.

Year 2000

The inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to process accurately certain date-based information.

The Company has identified all significant technical and business systems that will require modification to ensure Year 2000 Compliance. These systems include all computer hardware, computer software and such systems as telephones and alarms. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant systems is underway and is approximately 90% complete as of September 30, 1998 with full completion expected by December 31, 1998. The Company is currently testing all significant technical and business systems and is on schedule to complete the testing process by March 31, 1999.

In addition, the Company is in the process of, or has communicated with, all vendors with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third-party Year 2000 risks. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be converted in a timely manner, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company's bank subsidiary has begun the process of assessing the credit risk related to its borrowers' Year 2000 Compliance progress, and will integrate a Year 2000 Compliance element into its credit approval process by December 31, 1998.

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

FINANCIAL CONDITION

Total assets increased 49% to $399,079,000 at September 30, 1998, compared to $267,575,000 at December 31, 1997. The growth was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

Loans

Total gross loans increased 72% to $221,998,000 September 30, 1998, as compared to $128,770,000 at December 31, 1997. The increase in loan volume was due to the introduction of an internet credit card and the business development efforts of the Company's loan teams.

The following table indicates the Company's loan portfolio for the periods indicated:

                                   September 30, 1998      December 31, 1997
Installment                          $       1,219,000       $        691,000
Commercial                                  54,846,000             39,402,000
Small Business Administration               26,863,000             21,965,000
Technology Loans                               680,000                621,000
Factored Loans                               3,823,000              1,865,000
Land and Construction                       40,256,000             25,780,000
Equity Lines                                 5,299,000              4,275,000
Real Estate Loans                           54,389,000             34,171,000
Internet Credit Card                        34,623,000                    ---

Total                                $     221,998,000       $    128,770,000




In February 1998, the Company's bank subsidiary, Heritage Bank of Commerce (the "Bank"), entered into a contract with Internet Access Financial Corporation to provide a credit card over the internet. These customers are not limited to Silicon Valley, the Company's primary market area, as the product is available to anyone across the country. It is the intention of the Bank to collect certificates of deposit generated through the same internet based system in an amount approximately equal to that loaned through the credit card program, however, no assurances can be made that these funds will be collected as indicated.

The Company's loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and service) and real estate lending, with the balance in consumer loans. Due to increased customer dispersion outside of the Bank's primary market area attributed to the introduction of the internet credit card, the Company has decreased the geographic risks inherent in its loan portfolio. However, while no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

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

The following table summarizes the Bank's loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:


                                       Three months ended       Year ended December 31,
(Dollars in thousands)                 September 30, 1998       December 31, 1997
Balance, beginning of period             $          2,884         $      1,402
Charge-offs - Commercial loans                        (35)                (224)
Recoveries - Commercial loans                           3                   47
Net charged-offs                                      (32)                (177)
Provision for loan losses                             550                1,060

Balance, end of period                   $          3,402         $      2,285

Ratios:
Net charge-offs to average
loans outstanding                                    0.02%                0.18%
Allowance for possible loan
losses to average loans                              1.78%                1.94%
Allowance for possible loan
losses to total loans at end of period               1.53%                1.77%


The following table summarizes the allocation of the allowance for possible loan losses by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                         September 30, 1998              December 31, 1997
                                                     Allowance                      Allowance
                                                     as a % of Loans                as a % of Loans
                                                     Outstanding in                 Outstanding in
                                       Allowance     Category            Allowance  Category
Commercial                               $   1,486        1.73%            $   821       1.28%
Real estate - mortgage                         219        0.37%                205       0.54%
Real estate - land and construction            776        1.93%                379       1.48%
Consumer                                        13        0.89%                  7       0.85%
Internet Credit Card                           445        1.29%                ---        ---
Unallocated                                    463                             873

Total                                    $   3,402        1.53%            $ 2,285       1.77%


The Bank maintains an allowance for possible loan losses to provide for estimated losses in the loan portfolio. While the loan loss allowance as a percentage of total loans has decreased from December 31, 1997, management still deems the provision as adequate given the quality of the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectable are charged against the allowance and any recoveries are credited to the allowance.

Deposits

Deposits totaled $363,868,000 at September 30, 1998, an increase of 50%, as compared to total deposits of $242,978,000 at December 31, 1997. The increase in deposits was due to the Company's continued marketing efforts directed at commercial business clients, including the newly introduced internet products. Non-interest-bearing deposits were $126,740,000 at September 30, 1998, an increase of 30% as compared to $97,736,000 at December 31, 1997. Interest-bearing deposits were $237,128,000 at September 30, 1998, an increase of 63% as compared to $145,242,000 at December 31, 1997.

In addition to the internet credit card, the Company has introduced time deposits to be marketed on the internet with the intention of using these deposits to fund the credit card loans. For the three months and nine months ended September 30, 1998 the Company has collected $25,672,000 and $35,662,000 from the sale of these deposits. Due to increased customer dispersion outside of the Bank's primary market area attributed to the introduction of the internet credit card, the Company has decreased the geographic risks inherent in its loan portfolio. The Company intends to collect funds in these internet time deposits in an amount approximately equal to that loaned through the internet credit card. However, in addition to the interest rate risk associated with these deposits, no assurances can be made that the Company will be able to collect these funds as indicated.

Interest Rate Risk

The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Bank has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates in relatively short maturities

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of September 30, 1998, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:


                                     Within      Due in Three     Due After
                                     Three       to Twelve        One to Five   Due After   Not Rate-
(Dollars in thousands)               Months      Months           Years         Five Years  Sensitive    Total
Interest earning assets:
  Federal funds sold               $    45,070             ---             ---         ---          ---  $  45,070
  Securities                             2,292     $    10,222     $    51,893  $   31,341          ---     95,748
  Total loans                          132,942          50,645          22,876      15,535          ---    221,998
  Corp. Owned Life Insurance               ---             ---             ---       5,377          ---      5,377

Total interest earning assets          180,304          60,867          74,769      52,253          ---    368,193

Cash and due from banks                                                                     $    24,210     24,210
Other assets                                                                                      6,676      6,676

Total assets                       $   180,304     $    60,867     $    74,769  $   52,253  $    30,886  $ 399,079

Interest bearing liabilities:
  Demand, interest-bearing         $     7,970             ---             ---         ---          ---  $   7,970
  Savings and money market             140,575             ---             ---         ---          ---    140,575
  Time deposits                    $    31,331     $    49,757     $     6,823         ---          ---     87,911

Total interest bearing liabilities     179,876          49,757           6,823         ---          ---    236,456

Non-interest demand deposits                                                                $   127,412  $ 127,412
Other liabilities                                                                                 4,698      4,698
Shareholders' equity                                                                             30,513     30,513

Total liabilities and shareholders'
equity                             $   179,876     $    49,757     $     6,823         ---  $   162,623  $ 399,079

Interest rate sensitivity gap      $       428     $    11,110     $    67,946  $   52,253  $  (131,737)       ---
Cumulative interest rate
sensitivity gap                    $       428     $    11,538     $    79,484  $  131,737          ---

Cumulative interest rate
sensitivity gap ratio                     0.11%           2.89%          19.92%      33.01%


The foregoing table demonstrates that the Company had a positive cumulative one year gap of $16,915,000 at September 30, 1998. In theory, this would indicate that $16,915,000 more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. In addition, the interest rate spread between an asset and its supporting liability can vary significantly while the timing of repricing of both the asset and its supporting liability can remain the same, thus impacting net interest income. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:


                                                                                    "Well-Capitalized"
                                         September 30,               December 31,       Regulatory
(Dollars in thousands)              1998             1997                1997          Requirements
Capital components:
  Tier 1 Capital                    $        29,359  $      21,457   $    21,899
  Tier 2 Capital                              3,164          1,604         1,885

Total risk-based capital            $        32,523  $      23,061   $    23,784

Risk-weighted assets                $       252,891  $     127,961   $   150,418

Average assets                      $       365,896  $     235,938   $   251,767


Capital ratios:
  Total risk-based capital                     12.9%          18.0%         15.8%   10.0%
  Tier 1 risk-based capital                    11.6%          16.8%         14.6%    6.0%
  Leverage ratio (1)                            8.0%           9.1%         10.3%    5.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).


On June 17, 1998 the Company received acceptance from the Securities and Exchange Commission of its Form S-1, enabling it to commence an offering of 387,097 shares of Common Stock at a price of $15.50 per share. As of September 30, 1998 the Company had sold all the shares and collected approximately $5,846,000 after expenses.

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

On October 19, 1998, the Company filed its quarterly earnings press release with the SEC on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Heritage Commerce Corp
                                                  (Registrant)


November 12, 1998                             /s/ John E. Rossell
     Date                                     John E. Rossell, III,
                                              President and CEO



November 12, 1998                             /s/ Lawrence D. McGovern
     Date                                     Lawrence D. McGovern,
                                              Chief Financial Officer