Form 10-K405
period 1998-12-31
HERITAGE COMMERCE CORP
filed 1999-03-29
CIK 1053352

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NO.
                             HERITAGE COMMERCE CORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       CALIFORNIA                                                77-0469558
            (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER IDENTIFICATION NO.)
             INCORPORATION OR ORGANIZATION)

                 150 ALMADEN BOULEVARD
                  SAN JOSE, CALIFORNIA                                             95113
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 947-6900

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
              COMMON STOCK (NO PAR VALUE)                                          NASDAQ
                 (TITLE OF EACH CLASS)                          (NAME OF EACH EXCHANGE ON WHICH REGISTERED)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on March 23, 1999, on the Nasdaq National Market was $110,489,775.

     As of March 1, 1999, 5,559,234 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

           DOCUMENTS INCORPORATED               PARTS OF FORM 10-K INTO WHICH INCORPORATED
           ----------------------               ------------------------------------------
Definitive proxy statement for the Company's                     Part III
  1999 Annual Meeting of Shareholders to be
  filed within 120 days of the end of the
  fiscal year ended December 31, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             HERITAGE COMMERCE CORP

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1998

                                                                       PAGE
                                                                       ----
PART I
Item 1   Business....................................................    1
Item 2   Properties..................................................   12
Item 3   Legal Proceedings...........................................   13
Item 4   Submission of Matters to a Vote of Security Holders.........   13

PART II
Item 5   Market for the Registrant's Common Equity and Related
         Shareholder Matters.........................................   14
Item 6   Selected Financial Data.....................................   16
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   18
Item 7A  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   31
Item 8   Financial Statements and Supplementary Data.................   33
Item 9   Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure....................................   33

PART III
Item 10  Directors and Executive Officers of the Registrant..........   34
Item 11  Executive Compensation......................................   34
Item 12  Security Ownership of Certain Beneficial Owners and
         Management..................................................   34
Item 13  Certain Relationships and Related Transactions..............   34

PART IV
Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
         8-K.........................................................   34

                                     PART I

ITEM 1 -- BUSINESS

GENERAL

     Heritage Commerce Corp (the "Company") is registered with the Board of Governors of the Federal Reserve System (FRB) as a bank holding company under the Bank Holding Company Act (BHCA). The Company was organized in 1997 to be the holding company for Heritage Bank of Commerce ("HBC"). HBC merged with and became a wholly owned subsidiary of the Company effective February 17, 1998, when the shareholders of HBC received one share of the Heritage Commerce Corp common stock for each share of HBC common stock held.

     On January 27, 1999, the Company's Board of Directors announced the declaration of a 3-for-2 stock split effective for shareholders of record on February 5, 1999. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

  NEW BRANCHES AND SUBSIDIARIES

     The Company's primary strategy is to establish new de novo banks, branches, or representative offices in contiguous geographic areas. By virtue of each subsidiary's local ownership, management, and decision making, the Company hopes to benefit from the continuing trend in the banking industry towards merger and consolidation. The Company's, as well as the Banks', business strategy and promotional activities emphasize service and responsiveness to local needs.

     On February 9, 1998, HBC opened a full-service branch in the city of Fremont, California. On December 7, 1998, the Company received approval to open Heritage Bank East Bay ("HBEB" and together with HBC, the "Banks"), a de novo bank, in the city of Fremont, California. On that date, HBEB became a subsidiary of the Company and took control of HBC's existing branch in Fremont and Loan Production Office in San Ramon, California.

     On December 22, 1998, HBC received authorization from the California Department of Financial Institutions to open a full service branch in the city of Morgan Hill, California. HBC's Board of Directors view this geographic expansion as a continuation into HBC's primary market area, Santa Clara County, since Morgan Hill has a high concentration of potential clients with banking service requirements similar to those of HBC's current client mix. HBC opened the branch on March 1, 1999.

     Once the branch is established in the community, the Company intends to apply to the California Department of Financial Institutions for authority to organize a de novo bank. Once authorized, the de novo bank will become a subsidiary of the Company and take control of the existing branch in Morgan Hill.

  GENERAL BANKING SERVICES

     The Company's customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in Santa Clara and Alameda counties. Businesses served include manufacturers, distributors, contractors, professional corporations/partnerships, and service businesses. The Company had approximately 3,500 deposit accounts at December 31, 1998.

     The Company offers a range of loans, primarily commercial, including real estate, construction, Small Business Administration (SBA), inventory and accounts receivable, and equipment loans. The Company also accepts checking, savings, and time deposits; NOW and money market deposit accounts; and provides travelers' checks, safe deposit, and other customary non-deposit banking services. The Company issues VISA and MasterCard credit cards through the Independent Bankers Association. The Company does not have a trust department.

     HBC's main and executive offices and the Company's offices are located at 150 Almaden Boulevard, San Jose, California 95113. In addition, HBEB is located at 3077 Stevenson Blvd., Fremont, California 94538. See

Item 2 -- "PROPERTIES." The Company's primary market area is Santa Clara and Alameda counties. The Company serves a secondary market consisting of the South Bay portion of the San Francisco Bay area, including portions of all counties contiguous to its primary market area.

COMPETITION

     The banking and financial services business in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial services providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Company is unable to accommodate a customer's needs, the Company seeks to have those services provided in whole or in part by its correspondent banks. See Item 1 -- "BUSINESS -- Supervision And Regulation."

SUPERVISION AND REGULATION

  GENERAL

     As a registered bank holding company (effective February 17, 1998), the Company is subject to the supervision of, and to regular inspection by, the FRB. The activities of the Company are limited by the BHCA to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or any other activity which the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies are required to give notice to or obtain prior approval of the FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank.

     Both HBC and HBEB are members of the Federal Deposit Insurance Corporation
(FDIC), which currently insures the deposits of member banks to a maximum of $100,000 per depositor. For this protection, HBC and HBEB pay a semi-annual assessment and are subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

     HBC and HBEB are California state-chartered banks, but are not members of the Federal Reserve System. State banks chartered in California are subject to regulation, supervision and regular examination by the California Department of Financial Institutions and by the Federal Deposit Insurance Corporation. The regulations of the FDIC and the Department govern most aspects of HBC's and HBEB's business, including reporting requirements, activities, investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and other areas.

  LIMITATIONS ON DIVIDENDS

     The Company's ability to pay cash dividends is dependent on dividends paid to it by HBC and HBEB. Under California law the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to certain restrictions. A California corporation such as the Company may make a distribution to its shareholders if its retained earnings will equal at least the amount of the proposed distribution. California law further provides that in the event sufficient retained earnings are not available for the proposed distribution a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, it meets two conditions, which generally stated are as follows: (i) the corporation's assets must equal at least 125% of its liabilities; and (ii) the corporation's current assets must equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 125% of its current liabilities. Most bank holding companies are unable to meet this test.

     The payment of cash dividends by the Company depends on various factors, including the earnings and capital requirements of itself and its subsidiaries, and other financial conditions. The primary source of funds for payment of dividends by the Company to its shareholders will be the receipt of dividends and management fees from the Banks. The Company has no present intention of paying dividends in the foreseeable future. The legal ability of the Banks to pay dividends is subject to restrictions set forth in the California banking law and regulations of the FDIC. No assurance can be given that the Banks will pay dividends at any time. For restrictions applicable to the Banks, see Item
5 -- "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS -- Dividends."

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

     The following table presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements and for well-capitalized institutions under the FDIC's prompt corrective action authority as of December 31, 1998:

                                                         DECEMBER 31, 1998
                                   --------------------------------------------------------------
                                                         FOR CAPITAL ADEQUACY         TO BE
                                         ACTUAL                PURPOSES          WELL CAPITALIZED
                                   -------------------   ---------------------   ----------------
                                     AMOUNT      RATIO      AMOUNT      RATIO    AMOUNT    RATIO
                                   -----------   -----   ------------   ------   -------   ------
Total risk-based
  capital/risk-weighted assets...  $33,675,000   10.4%   $25,895,000    >=8.0%      N/A    >=N/A
Tier 1 capital/risk-weighted
  assets.........................  $29,850,000    9.2%   $12,948,000    >=4.0%      N/A    >=N/A
Tier 1 capital/average assets....  $29,850,000    9.0%   $13,282,000    >=4.0%      N/A    >=N/A

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
Undercapitalized...............................       <  8.0%              < 4.0%             < 4.0%
Significantly undercapitalized.................       <  6.0%              < 3.0%             < 3.0%
Critically undercapitalized(1).................          N/A                 N/A                N/A

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

     The FDIC assigns each Bank Insurance Fund (BIF) member institution an annual FDIC assessment rate, summarized below (assessment figures are expressed in terms of cents per $100 in deposits):

            CAPITAL CATEGORY              GROUP A    GROUP B    GROUP C
            ----------------              -------    -------    -------
Well capitalized........................     0(1)       3         17
Adequately capitalized..................     3         10         24
Undercapitalized........................    10         24         27

---------------
(1) Subject to a statutory minimum assessment of $2,000 per year (which also applies to all other assessment risk classifications).

     At December 31, 1998, HBEB's assessment rate was equivalent to a well capitalized, group A institution while HBC was equivalent to an adequately capitalized, group A institution.

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

     The Economic Growth and Regulatory Paperwork Act of 1996 (Economic Growth
Act) required all remaining SAIF institutions (subject to certain exceptions) to pay a one-time deposit assessment of $0.657 per $100 of insured deposits in 1996 in order to recapitalize SAIF. The banking agencies are now required by law to take actions to prevent the migration of deposits from SAIF to BIF until the year 2000. In addition, the cost of carrying FICO bonds is now allocated between BIF-insured institutions and SAIF-insured institutions, with BIF-insured institutions paying one-fifth the amount paid by SAIF-insured institutions. The FDIC recently estimated that BIF-insured institutions will pay an assessment of approximately $0.0128 annually per $100 of insured deposits, and SAIF-insured institutions will pay an assessment of approximately $0.0644 annually per $100 of insured deposits.

     This legislation increases HBC's and HBEB's premiums, as they are required to share in the cost of carrying the FICO bonds. The increase is slight until the year 2000, at which time it will increase.

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

     An undercapitalized institution is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution, and (iv) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan "is based on realistic assumptions, and is likely to succeed in restoring the institution's capital" and "would not appreciably increase the risk . . . to which the institution is exposed". A requisite element of an acceptable capital restoration plan for an undercapitalized institution is a guaranty by its parent holding company that the institution will comply with such capital restoration plan. Liability with respect to this guaranty is limited to the lesser of (i) five percent of the institution's assets at the time when it became undercapitalized and (ii) the amount necessary to bring the institution into capital compliance with "all capital standards applicable to [it]" as of the time when the institution fails to comply with the plan. The guaranty liability is limited to companies controlling the undercapitalized institution and does not affect other affiliates. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over the claims of other creditors, including the holders of the company's long-term debt.

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

  BROKERED DEPOSITS

     A bank cannot accept brokered deposits (defined to include payment of an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts unless certain specified procedures are followed. In addition, a bank that is "adequately capitalized" may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is "well capitalized."

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

     - Interstate acquisitions of branches are permitted to a bank only if the law of the state where the branch is located expressly permits interstate acquisition of a branch without acquiring the entire bank.

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

     Host State Regulation. The Riegle-Neal Amendments Act of 1997 amends federal law to provide that branches of state banks that operate in other states will be governed in most cases by the laws of the home state, rather than the laws of the host state. Exceptions are that a host state may apply its own laws of community reinvestment, consumer protection, fair lending and interstate branching. Host states cannot supplement or restrict powers granted by a bank's home state. The amendment will assure state-chartered banks with interstate branches uniform treatment in most areas of their operation.

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

     California Law: In September 1995, California enacted state legislation in accordance with authority under the Riegle-Neal Act. This state law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. This law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

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

     Directors, officers and principal shareholders of the Company, and the companies with which they are associated, may conduct banking transactions with the Company in the ordinary course of business. Any loans and commitments to loans included in such transactions must be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectability or presenting other unfavorable features.

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

     The impact of these new rules on the Company cannot be predicted.

  ENVIRONMENTAL REGULATION

     Federal, state, and local regulations regarding the discharge of materials into the environment may have an impact on the Company. Under federal law, liability for environmental damage and the cost of cleanup may be imposed on any person or entity who is an owner or operator of contaminated property. State law provisions impose substantially similar requirements. Both federal and state laws were amended in 1996 to provide generally that a lender who is not actively involved in contaminating a property will not be liable to clean up the property, even if the lender has a security interest in the property or becomes an owner of the property through foreclosure, provided certain conditions are observed.

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

     The extent of the protection provided by both the federal and state lender protection statutes will depend on their interpretation by administrative agencies and courts. The Company cannot predict whether it will be adequately protected for the types of loans made by it. In addition, the Company is still subject to the risks that a borrower's financial position will be impaired by liability under the environmental laws and that property securing a loan made by the Company may be environmentally impaired and not provide adequate security for the Company. The Company attempts to protect its position against environmental risks by performing prudent due diligence. Environmental questionnaires and information on the use of toxic substances are requested as part of its underwriting procedures. The Company lends based on its evaluation of the collateral, net worth of the borrower, and the borrower's capacity for unforeseen business interruptions or risks.

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

     The State Bank Parity Act, effective January 1, 1996, eliminated certain existing disparities between California state chartered banks and federally chartered national banks by authorizing the Commissioner to address such disparities through a streamlined rulemaking process. The Commissioner has taken action pursuant to the Parity Act to authorize, among other matters, previously impermissible share repurchases by state banks, subject to the prior approval of the Commissioner.

     In November 1996, the OCC issued final regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well-capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. In determining whether to permit the subsidiary to engage in the activity, the OCC will evaluate why the bank itself is not permitted to engage in the activity and whether a Congressional purpose will be frustrated if the OCC permits the subsidiary to engage in the activity. The State Bank Parity Act may permit state-licensed banks to engage in similar new activities, subject to the discretion of the Commissioner.

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

  CHANGE IN SENIOR EXECUTIVES OR BOARD MEMBERS

     Certain banks and bank holding companies are required to file a notice with their primary regulator prior to (i) adding or replacing a member of the board of directors, or (ii) the employment of or a change in the responsibilities of a senior executive officer. Notice is required if the bank or holding company is failing to meet its minimum capital standards or is otherwise in a "troubled condition", as defined in FDIC regulations, has undergone a change in control within the past two years, or has received its bank charter within the past two years.

  IMPACT OF ECONOMIC CONDITIONS AND MONETARY POLICIES

     The earnings and growth of the Company will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. One function of the FRB is to regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. Among the instruments of monetary policy used to implement those objectives are open market transactions in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements held by depository institutions. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect, if any, of such policies on the future business and earnings of the Company cannot be accurately predicted.

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

     Typically, the intent of such legislation is to strengthen the banking industry, even if it may on occasion prove a burden on management's plans. No prediction can be made as to the likelihood of any major changes or the impact such changes might have on the Company.

EMPLOYEES

     At December 31, 1998, the Company employed 123 persons, primarily on a full-time basis. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 2 -- PROPERTIES

     The Company's main office is located at 150 Almaden Boulevard, San Jose, California. The main office is leased under non-cancelable operating leases with a non-affiliated third party with terms, including renewal options, ranging from five to fourteen years. The primary operating area consists of approximately 13,500 square feet of space comprising the entire usable ground floor and a portion of the second floor of a fifteen-story class-A office building in downtown San Jose, California. The lease arrangement for the primary operating area is a "partial gross lease" for fifteen years commencing June 8, 1996 and expiring February 28, 2010. The monthly rent under the lease for the first five-year term is $21,465. During the second five-year term the monthly rent increases to $25,515 and will increase to 95 percent of fair rental value starting from year eleven until the term expires. Provisions of the lease include the right to early termination after 120 months.

     In addition, approximately 1,255 square feet of space is leased contiguous to the primary operating area for meetings, staff training, and marketing events. The lease for this additional space commenced January 1, 1997 and expires December 31, 2001. The monthly rent for this additional space is $2,259.

     In August 1997, the Company leased an area on the second floor of the Company's main office containing approximately 2,175 square feet of space. The monthly rent is $4,024 until May 31, 2001, when the monthly rent increase to $4,785 for the following five-year period. The rent for the period from May 31, 2006 until the end of the lease will be 95 percent of fair rental value at that time. The lease for this additional space is coterminous with the original lease.

     The Company has also leased space at 100 Park Center Plaza, Suite 300 and 430, San Jose, consisting of approximately 5,623 and 3,277 square feet of space. The lease for Suite 300 commenced on June 1, 1998 and will terminate on May 31, 2003. The rent starts at $11,527 in the first year and ends at $12,651 in the last year of the lease. The lease for Suite 430 commenced on April 21, 1997 and will terminate on April 30, 2000. The rent for the entire term of the lease is $5,243 per month.

     In February 1998, the Company leased space for HBEB's primary office at 3077 Stevenson Blvd., Fremont, California, consisting of 6,590 square feet of space in a stand-alone office building. The lease, which commenced February 1, 1998, is for a ten-year period expiring January 2008. The rent for the first twelve-month period is $13,180 per month, and the rent increases annually thereafter by 4%. In addition to the space in Fremont, the Company has leased space at 12657 Alcosta Boulevard, San Ramon, California, for HBEB for use as a loan production office. The monthly rent for this lease is $3,231 and it expires on August 31, 2001.

     Refer to Note 9 of the Company's Consolidated Financial Statements, beginning on page F-1 of this Report on Form 10-K, for additional information on rent expense.

ITEM 3 -- LEGAL PROCEEDINGS

     To the best of the Company's knowledge, there are no pending or threatened legal proceedings to which the Company is a party, which may have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5 -- MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On July 30, 1998 the Company's Common Stock was approved for listing on the Nasdaq National Market under the symbol "HTBK." Prior to July 30, 1998, the Company's Common Stock (before February 17, 1998, HBC's common stock) was listed on the Over-the-Counter Electronic Bulletin Board under the symbol "HTBC." Everen Securities, Hoefer & Arnett, Incorporated, Sutro & Co., Incorporated and Van Kasper & Company have acted as market makers for the Common Stock. These market makers have no obligation to make a market for the Company's Common Stock, and they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the Common Stock at any time in the future.

     The information in the following table for the third and fourth quarters in 1998 indicates the high and low closing prices for the Common Stock, based upon information provided by the Nasdaq National Market. The information for quarters prior to the third quarter of 1998 is based upon information provided by the market makers. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, do not reflect actual transactions, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers.

                                                  HIGH          LOW
                                                 ------        ------
1998
Fourth Quarter...............................    $14.67        $11.33
Third Quarter................................     14.00          9.67
Second Quarter...............................     11.33          9.67
First Quarter................................     11.33         10.00
1997
Fourth Quarter...............................    $13.33        $10.67
Third Quarter................................      9.67          5.78
Second Quarter...............................      5.67          5.55
First Quarter................................      5.78          5.39

     Listed amounts are adjusted to reflect (i) a 5 percent stock dividend which was paid on February 26, 1997 to shareholders of record as of February 5, 1997,
(ii) a 3-for-2 stock split on August 15, 1997 to shareholders of record as of August 1, 1997, and (iii) a 3-for-2 stock split on February 19, 1999 to shareholders of record as of February 5, 1999.

     Effective February 17, 1998, HBC's stock was exchanged on a share for share basis with the stock of the Company.

DIVIDENDS

     Under California law, the holders of common stock of a bank are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the Department of Financial Institutions ("Commissioner"), may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution.

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

     For regulatory restrictions on payment of dividends by the Company, see
Item 1 -- "BUSINESS -- Regulation and Supervision -- Limitations on Dividends."

     To date, neither the Banks nor the Company has paid cash dividends. It is the current policy of the Company to retain earnings to increase its capital to support growth. Payment of cash dividends in the future will depend upon the Company's earnings and financial condition and other factors deemed relevant by management. Accordingly, it is likely that no cash dividends will be declared in the foreseeable future.

     In January 1997, the Company's Board of Directors declared a 5% stock dividend payable to shareholders of record as of February 5, 1997. The payable date of the dividend was February 26, 1997. In accordance with generally accepted accounting principles, the Company accounted for the 1997 transaction by increasing the recorded accumulated deficit and transferring to permanent capital an amount equal to the fair value of the additional shares issued. The fair value of the additional shares issued is $1,304,000, based on a market value of $5.56 per share in January 1997.

     In August 1997, the Company's Board of Directors declared a 3 for 2 stock split payable to shareholders of record as of August 1, 1997. In accordance with generally accepted accounting principles, the Company accounted for the transaction by restating all share information to reflect the effect of the split. The payable date of the split was August 15, 1997.

     In January 1999, the Company's Board of Directors declared a 3 for 2 stock split payable to shareholders of record as of February 5, 1999. In accordance with generally accepted accounting principles, the Company accounted for the transaction by restating all share information to reflect the effect of the split. The payable date of the split was February 19, 1999.

  NUMBER OF EQUITY SECURITY HOLDERS

     As of March 1, 1999, there were 835 holders of Common Stock, the only outstanding class of equity security of the Company.

ITEM 6 -- SELECTED FINANCIAL DATA

     The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 -- "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." Financial information for 1998 represents the consolidated financial operation and condition of Heritage Commerce Corp. Financial information for years prior to 1998 represents the financial operations and condition of Heritage Bank of Commerce prior to formation of the Company.

SELECTED FINANCIAL DATA

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                    1998         1997         1996         1995       1994(1)
                                                 ----------   ----------   ----------   ----------   ----------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Interest income..............................  $   26,904   $   16,251   $   10,525   $    6,421   $    1,244
  Interest expense.............................       7,951        4,204        2,646        1,696          214
                                                 ----------   ----------   ----------   ----------   ----------
  Net interest income before provision for loan
    losses.....................................      18,953       12,047        7,879        4,725        1,030
  Provision for loan losses....................       1,576        1,060          830          496           76
                                                 ----------   ----------   ----------   ----------   ----------
  Net interest income after provision for loan
    losses.....................................      17,377       10,987        7,049        4,229          954
  Non-interest income..........................       1,703          590          296           71           18
  Non-interest expenses........................      15,605        9,168        5,724        4,098        2,976
                                                 ----------   ----------   ----------   ----------   ----------
  Income (loss) before income taxes............       3,475        2,409        1,621          202       (2,004)
  Income taxes.................................       1,325          844          220            1            1
                                                 ----------   ----------   ----------   ----------   ----------
  Net income (loss)............................  $    2,150   $    1,565   $    1,401   $      201   $   (2,005)
                                                 ==========   ==========   ==========   ==========   ==========
PER SHARE DATA(2):
  Basic net income (loss)(3)...................  $     0.41   $     0.32   $     0.32   $     0.05   $    (0.55)
  Diluted net income (loss)(4).................        0.37         0.30         0.31         0.05        (0.55)
  Book value(5)................................        5.53         4.52         4.41         4.02         3.21
  Weighted average number of shares
    outstanding -- basic.......................   5,242,516    4,937,533    4,368,394    3,667,368    3,660,220
  Weighted average number of shares
    outstanding -- diluted.....................   5,844,038    5,221,857    4,550,929    3,715,393    3,660,147
BALANCE SHEET DATA:
  Investment securities........................  $   76,793   $   87,697   $   75,268   $   51,449   $   30,336
  Net loans....................................     232,482      126,485       81,513       41,950       10,455
  Allowance for loan losses....................       3,825        2,285        1,402          572           76
  Total assets.................................     404,931      267,575      173,303      132,160       59,037
  Total deposits...............................     368,958      242,978      146,379      118,746       47,082
  Total shareholders' equity...................      30,697       22,336       20,524       12,829       11,741
SELECTED PERFORMANCE RATIOS:
  Return on average assets(6)..................        0.65%        0.74%        0.96%        0.22%         n/m
  Return on average equity.....................        8.23%        7.38%        8.56%        1.67%         n/m
  Net interest margin..........................        6.33%        6.23%        5.99%        5.81%        5.13%
  Average net loans as a percentage of average
    deposits...................................       58.81%       52.98%       48.23%       37.68%       17.21%
  Average total shareholders' equity as a
    percentage of average total assets.........        7.89%        9.98%       11.23%       13.25%       31.97%
SELECTED ASSET QUALITY RATIOS(7):
  Net loan charge-offs to average loans........        0.02%        0.18%          --           --           --
  Allowance for loan losses to total loans.....        1.62%        2.02%        2.07%        1.53%        0.80%
CAPITAL RATIOS(8):
  Tier 1 risk-based............................         9.2%        14.6%        21.4%        22.5%        75.9%
  Total risk-based.............................        10.4%        15.8%        22.6%        23.6%        76.4%
  Leverage.....................................         9.0%        10.3%        13.9%        13.5%        29.6%

NOTES:

(1) Figures for 1994 are for the 207 day period from June 8 (inception) to December 31, 1994.

(2) All share figures are adjusted to reflect (i) a 10% stock dividend paid to shareholders of record as of February 5, 1996; (ii) a 5% stock dividend payable to shareholders of record as of February 5, 1997; (iii) a 3-for-2 stock split payable to shareholders of record as of August 1, 1997; and (iv) a 3-for-2 stock split payable to shareholders of record as of February 5, 1999.

(3) Represents net income divided by the average number of shares of common stock outstanding for the respective period.

(4) Represents net income divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

(5) Represents shareholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

(6) Average balances used in this chart and throughout this Annual Report are based on daily averages.

(7) Non-performing assets consist of non-accrual loans, loans past due 90 days or more, restructured loans, and other real estate owned. As of December 31, 1998, the Company had $1,288,000 in non-performing assets. As of the December 31, 1997, 1996 and 1995, the Company had no non-performing assets.

(8) The Risk-Based and Leverage Capital ratios are defined in Item
    1 -- "BUSINESS -- Supervision And Regulation -- Capital Adequacy
    Guidelines."

ITEM 7 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to matters described in this section are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

     Heritage Commerce Corp (the "Company") operates as the bank holding company for two subsidiary banks: Heritage Bank of Commerce ("HBC") and Heritage Bank East Bay ("HBEB")(collectively the "Banks"). Both are California state chartered banks which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara and Alameda Counties, California. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994. Accordingly, all figures for 1994 are for the 207 day period from June 8 (inception) to December 31, 1994. HBEB was incorporated on October 21, 1998 and commenced operations on December 7, 1998. The accounting and reporting policies of the Company and its subsidiary banks conform to generally accepted accounting principles and prevailing practices within the banking industry. No customer accounts for more than 10 percent of revenue for either HBC, HBEB or the Company. Accordingly, the Company and its subsidiary banks all operate as one business segment.

RESULTS OF OPERATIONS

OVERVIEW

     Net income for the year ended December 31, 1998 was $2,150,000, or $0.37 per share (diluted) compared to $1,565,000, or $0.30 per share (diluted) and $1,401,000 or $0.31 per share (diluted) for the years ended December 31, 1997 and 1996, respectively. This increase was primarily attributable to growth in the level of earning assets, funded by new deposits at favorable weighted average interest rates, as well as to improvements in the Company's mix of earning assets in favor of higher yielding assets, such as loans.

     On January 27, 1999, the Company's Board of Directors announced the declaration of a 3-for-2 stock split effective for shareholders of record on February 5, 1999. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

     Average interest-earning assets for 1998 were up 53% over 1997. The increase was primarily attributable to growth in loans and, as a result, the average rate on interest-earning assets increased to 8.99% in 1998, up from 8.40% in 1997. Average interest-bearing deposits for 1998 were up 65% over 1997, with the increase primarily attributable to growth in savings and money market accounts. The Company's average rate paid on interest-bearing liabilities increased to 3.99% in 1998, up from 3.49% in 1997. As a result, net interest margin improved to 6.32% in 1998 from 6.23% in 1997.

     The Company's loan quality remained high in 1998. As of December 31, 1998, nonperforming assets, comprised of loans past due 90 days or more, increased to $1,288,000 from zero as of December 31, 1997. As a result of this increase, nonperforming assets as a percent of total assets rose to 0.32% as of December 31, 1998 from zero the previous year. However, net loan charge-offs during 1998 were 0.02% of average loans outstanding down from 0.18% in 1997. The Company had no loan charge-offs in 1996 or any prior year.

     Fee income rose 32% in 1998 from 1997 due to the increase in total deposits. However, many of the Company's deposit accounts maintain balances higher than that which is required to offset activity charges and, as such, are not assessed fees. Other components of non-interest income such as gain on sale of securities available-for-sale and on sale of SBA loans rose more dramatically, up 382% and 62%, respectively, in 1998 from 1997.

     Return on average equity in 1998 was 8.23%, compared to 7.38% in 1997 and 8.56% in 1996. Return on average equity increased by 11.8% in 1998 from 1997 due to substantial growth in net income, offset by the Company's stock offering of $5,846,000.

     Return on average assets in 1998 dropped to 0.65% from 0.74% in 1997. In 1998, average assets grew at a faster rate than net earnings. Return on average assets was 0.96% in 1996.

NET INTEREST INCOME AND NET INTEREST MARGIN

     The following table presents the average amounts outstanding for the major categories of the Company's interest-earning assets and interest-bearing liabilities, the average interest rates earned or paid thereon, and the net yield on average interest-earning assets for the periods indicated:

                                              1998                             1997                             1996
                                  -----------------------------    -----------------------------    -----------------------------
                                             INTEREST   AVERAGE               INTEREST   AVERAGE               INTEREST   AVERAGE
                                  AVERAGE    INCOME/    YIELD/     AVERAGE    INCOME/    YIELD/     AVERAGE    INCOME/    YIELD/
                                  BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE      BALANCE    EXPENSE     RATE
                                  --------   --------   -------    --------   --------   -------    --------   --------   -------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS:
Loans, net(1)...................  $177,428   $19,777     11.15%    $ 98,930   $10,376     10.49%    $ 61,130   $ 6,138     10.04%
Investment securities(2)(3).....    93,944     5,594      5.95       84,196     5,323      6.32       57,769     3,724      6.45
Federal funds sold..............    25,309     1,307      5.16       10,233       552      5.39       12,612       663      5.26
                                  --------   -------     -----     --------   -------     -----     --------   -------     -----
        Total interest-earning
          assets................  $296,681   $26,678      8.99%    $193,359   $16,251      8.40%    $131,511   $10,525      8.00%
                                  --------   -------     -----     --------   -------     -----     --------   -------     -----
Cash and due from banks.........    21,741                           13,961                           11,270
Premises and equipment, net.....     2,841                            1,756                            1,152
Other assets....................    10,213                            3,586                            1,802
        Total assets............  $331,476                         $212,662                         $145,735
                                  ========                         ========                         ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY:
Deposits:
  Demand, interest-bearing......  $  7,368   $   137      1.86%    $  4,988   $    95      1.91%    $  3,654   $    68      1.86%
  Savings and money-market......   122,157     4,230      3.46       80,168     2,401      3.00       60,686     1,772      2.92
  Time deposits, $100,000 and
    over........................    48,861     2,463      5.04       27,314     1,330      4.87       11,220       557      4.96
  Time deposits, less than
    $100,000....................    16,638       878      5.28        7,530       361      4.79        4,962       244      4.92
  Brokered Deposits.............     3,826       225      5.88           --        --        --           --        --        --
Other borrowings................        41         3      7.32          297        17      5.72           85         5      5.88
                                  --------   -------     -----     --------   -------     -----     --------   -------     -----
        Total interest-bearing
          liabilities...........  $198,891   $ 7,936      3.99%     120,297   $ 4,204      3.49%      80,607   $ 2,646      3.28%
Demand deposits.................   102,834                           69,376                           47,696
Other liabilities...............     3,598                            1,782                            1,062
        Total liabilities.......   305,323                          191,455                          129,365
Shareholders' equity............    26,153                           21,207                           16,371
        Total liabilities and
          shareholders'
          equity................   331,476                         $212,662                         $145,736
                                  ========                         ========                         ========
Net interest income/margin......             $18,742      6.32%               $12,047      6.23%               $ 7,879      5.99%
                                             =======     =====                =======     =====                =======     =====

---------------
(1) Yields and amounts earned on loans include loan fees of $1,500,000, $709,000 and $388,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis.

(3) The yield on investment securities does not include a fair value adjustment.

     Net interest income for the year ended December 31, 1998 was $18,742,000, an increase of $6,695,000 (or 56%) over the $12,047,000 reported for 1997. Net interest income for the year ended December 31, 1998 does not include income of $211,000 from corporate owned life insurance. The increase occurred primarily as a result of growth that occurred in the Company's earning assets, the yield on which was enhanced by an improvement in the net yield on interest-earning assets during 1998 as compared with 1997. The increase in net yield on interest earning assets in turn resulted from an improved mix of assets (in favor of higher yielding assets such as loans). The Company's average interest-earning assets were $296,681,000 in 1998, up $103,322,000 (or 53%) from the average of
$193,359,000 for 1997. The net yield on interest-earning assets improved during 1998 to 6.32% from 6.23% for 1997.

     The following table sets forth an analysis of the changes in interest income and interest expense:

                                                          YEARS ENDED DECEMBER 31
                                               1998 VERSUS 1997              1997 VERSUS 1996
                                          ---------------------------   --------------------------
                                              INCREASE (DECREASE)          INCREASE (DECREASE)
                                               DUE TO CHANGE IN:            DUE TO CHANGE IN:
                                          AVERAGE   AVERAGE     NET     AVERAGE   AVERAGE    NET
                                          VOLUME     RATE     CHANGE    VOLUME     RATE     CHANGE
                                          -------   -------   -------   -------   -------   ------
                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans, net............................  $ 8,712    $ 689    $ 9,401   $3,953     $285     $4,238
  Investment securities.................      592     (322)       270    1,672      (72)     1,599
  Federal funds sold....................      780      (24)       756     (128)      16       (111)
                                          -------    -----    -------   ------     ----     ------
          Total interest-earning
            assets......................  $10,084    $ 343    $10,427   $5,497     $229     $5,726
                                          =======    =====    =======   ======     ====     ======
Interest-bearing liabilities:
  Demand, interest-bearing..............  $    44    $  (2)   $    42   $   25     $  2     $   27
  Savings and money-market..............    1,409      420      1,829      583       46        629
  Time deposits, $100,000 and over......    1,085       49      1,134      784      (11)       773
  Time deposits, less than $100,000.....      477       40        517      123       (7)       117
  Brokered deposits.....................      225       --        225       --       --         --
  Other borrowings......................      (16)       1        (15)      12       --         12
                                          -------    -----    -------   ------     ----     ------
          Total interest-bearing
            liabilities.................  $ 3,224    $ 508    $ 3,732   $1,527     $ 30     $1,558
                                          -------    -----    -------   ------     ----     ------
Net interest income.....................  $ 6,860    $(165)   $ 6,695   $3,970     $199     $4,168
                                          =======    =====    =======   ======     ====     ======

Note: Yields and amounts earned on loans include loan fees of $1,500,000, $709,000 and $388,000 for the years ended December 31, 1998, 1997, and 1996, respectively.

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

PROVISIONS FOR LOAN LOSSES

     During 1998, the provision for loan losses was $1,576,000, up $516,000 (or 49%) from $1,060,000 during 1997. The increase in the provision during 1998 reflected the overall growth in the loan portfolio and the Company's policy of making provisions to the allowance for loan losses. The provision for 1997 was up $230,000 (or 28%) from $830,000 during 1996.

     The allowance for loan losses was 1.62%, 2.02%, and 2.07% of total loans at December 31, 1998, 1997, and 1996, respectively. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Allowance for Loan Losses" for additional information.

NON-INTEREST INCOME

     The following table sets forth the various components of the Company's non-interest income:

                                                                            INCREASE (DECREASE)
                                                                    -----------------------------------
                                        YEARS ENDED DECEMBER 31,    1998 VERSUS 1997   1997 VERSUS 1996
                                       --------------------------   ----------------   ----------------
                                         1998      1997     1996    AMOUNT   PERCENT   AMOUNT   PERCENT
                                       --------   ------   ------   ------   -------   ------   -------
                                                            (DOLLARS IN THOUSANDS)
Gain on securities
  available-for-sale.................   $  790     $164     $ 21    $  626      382%    $143      681%
Other income.........................      352       48       25       304      633       23       92
Gain on sale of loans held-for
  sale...............................      332      205      101       127       62      104      103
Service charges and other fees.......      229      173      149        56       32       24       16
                                        ------     ----     ----    ------    -----     ----      ---
          Total......................   $1,703     $590     $296    $1,113      189%    $294       99%
                                        ======     ====     ====    ======    =====     ====      ===

     Non-interest income for the year ended December 31, 1998 was $1,703,000, up $1,113,000 (or 189%) from $590,000 for 1997. This increase was primarily the result of gains recognized on the sale of securities available-for-sale (up $626,000), an increase in other income (up $304,000), and sales of SBA loans (up $127,000).

NON-INTEREST EXPENSES

     The following table sets forth the various components of the Company's non-interest expenses:

                                                                       INCREASE (DECREASE)
                                                               -----------------------------------
                                   YEARS ENDED DECEMBER 31,    1998 VERSUS 1997   1997 VERSUS 1996
                                   -------------------------   ----------------   ----------------
                                    1998      1997     1996    AMOUNT   PERCENT   AMOUNT   PERCENT
                                   -------   ------   ------   ------   -------   ------   -------
                                                       (DOLLARS IN THOUSANDS)
Salaries and benefits...........   $ 7,722   $4,933   $2,942   $2,789     57%     $1,991      68%
Client services.................     2,426    1,169      910    1,257    108         259      28
Furniture and equipment.........       828      542      330      286     53         212      64
Occupancy.......................       792      440      293      352     80         147      50
Advertising and promotion.......       786      450      260      336     75         190      73
Professional fees...............       718      372      224      346     93         148      66
Loan origination costs..........       449      326      146      123     38         180     124
Other...........................     1,884      936      619      948    101         317      51
                                   -------   ------   ------   ------     --      ------     ---
          Total.................   $15,605   $9,168   $5,724   $6,437     70%     $3,444      60%
                                   =======   ======   ======   ======     ==      ======     ===

     Non-interest expenses for the year ended December 31, 1998 were $15,605,000, up $6,437,000 (or 70%) from $9,168,000 for the year ended December
31, 1997. The increase in non-interest expenses reflects the growth in infrastructure to support the Company's loan and deposit growth.

     Non-interest expenses consist primarily of salaries and employee benefits (49%, 54%, and 51% of total non-interest expenses for 1998, 1997, and 1996, respectively) and client services (16%, 13%, and 16% of total non-interest expenses for 1998, 1997, and 1996, respectively). The increase in salaries and benefits expenses was primarily attributable to an increase in the number of employees. The Company employed 123 people at December 31, 1998, up 35 from 88 employees at December 31, 1997. Client services expenses include outside data processing service costs, courier and armored car costs, imprinted check costs, and other client services costs, all of which are directly related to the amount of funds on deposit at the Company. The increase in furniture and equipment expenses and in occupancy expenses was primarily attributable to an increase in the number of employees. Advertising expenses increased in 1998 due to the Company's co-sponsorship of a professional auto racing team.

YEAR 2000

     The possible inability of computers, software, and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the year 2000 problem. On January 1, 2000, such systems may be unable to accurately process certain date-based information.

     This discussion of the implications of the year 2000 problem for the Company contains numerous forward-looking statements based on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal year 2000 modifications are based on management's best estimates of future events. The Company cannot guarantee these estimates and actual results could differ. Although management believes it will be able to make the necessary modifications in advance, failure to modify the systems may have a material adverse effect on the Company.

     The Company has developed a plan to assess its year 2000 preparedness, consisting of the following phases:

     - Awareness of the year 2000 problems

     - Risk assessment of internal and external systems

     - Renovation of problems found in the risk assessment phase

     - Validation of renovated systems

     - Implementation of validated systems

     Resolution of the year 2000 problem is among the Company's highest priorities, and the Company is preparing for the century change with a comprehensive enterprise-wide year 2000 program. The Company has identified all of the major systems and has sought external and internal resources to renovate and test the systems. The Company is testing purchased software and systems supported by external parties as part of the program. The Company is evaluating customers and vendors that have significant relationships with the Company to determine whether they are adequately preparing for the year 2000. In addition, the Company is developing contingency plans to reduce the impact of some potential of some potential events that may occur. The Company cannot guarantee, however, that the systems of vendors or customers with whom it does business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

     The Company has identified over 90 individual projects. The projects vary in size, importance and materiality from large undertakings, such as remediating complicated data systems, to smaller, but still important, projects such as installing compliant computer utility systems. All of the projects currently identified have begun, and approximately 90% have been completed.

     The Company assigns projects a priority, indicating the importance of the function to our continuing operation. This prioritization facilitates reporting on projects based on their relative importance. The Company has prioritized projects as "High Priority -- In House", "High Priority -- Not In House" and "Medium Priority". Both High Priority categories have projects classified as "Mission Critical".

     Mission Critical projects are defined as:

     - systems vital to the continuance of a broad core business activity;

     - functions, the interruption of which for longer than 3 days would threaten our viability; or

     - functions that provide the environment and infrastructure necessary to continue the broad core business activities.

     Testing of all mission critical systems was complete as of March 12,1999 and the Company has completed a follow-up assessment of many of our clients' year 2000 preparedness. Currently, our focus is on vendor follow-up and contingency plans. The Company has communicated with all vendors with whom it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party year 2000 risks. Of all the vendors that present year 2000 risks, approximately 75% have passed testing. The Company does not significantly rely on "embedded technology" in its critical processes. All building systems in the Company's main offices use mechanical systems rather than embedded technology and therefore do not pose any year 2000 risks.

  Risks

     The principal risks associated with the year 2000 problem can be grouped into three categories:

     - the Company does not successfully ready its operations for the next century,

     - disruption of our operations due to operational failures of third parties, and

     - business interruption among fund providers and obligors such that expected funding and repayment does not take place

     The only risk largely under the Company's control is preparing our internal operations for the year 2000. The Company, like other financial institutions, is heavily dependent on its computer systems. The complexity of these systems and their interdependence make it impractical to convert to alternative systems without interruptions if necessary modifications are not completed on schedule. Management believes the Company will be able to make the necessary modifications on schedule.

     Failure of third parties may jeopardize the Company's operations, but the seriousness of this risk depends on the nature and duration of the failures. The most serious impact on the Company's operations from vendors would result if basic services such as telecommunications, electric power, and services provided by other financial institutions and governmental agencies were disrupted. Some public disclosure about readiness preparation among basic infrastructure and other suppliers is now available. The Company is unable, however, to estimate the likelihood of significant disruptions among its basic infrastructure suppliers. In view of the unknown probability of occurrence and impact on its operations, the Company considers the loss of basic infrastructure services to be the most reasonably likely worst case year 2000 scenario.

     Operational failures among our customers could affect their ability to continue to provide funding or meet obligations when due. The information the Company develops in the customer assessments described earlier allows us to identify those customers that exhibit a risk of not making adequate preparations for the century change. The Company is taking appropriate actions to manage these risks.

  Contingency Plans

     The Company is developing year 2000 remediation contingency plans and business resumption contingency plans specific to the year 2000. Remediation contingency plans address the actions the Company would take if the current approach to remediating a system is falling behind schedule or otherwise appears to be in jeopardy of failing to deliver a year 2000-ready systems when needed. Business resumption contingency plans address the actions that the Company would take if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure.

  Cost

     The total cost to the Company of year 2000 compliance issues, which includes testing, system replacement and any anticipated lost revenue, has been approximately $20,000, and is not anticipated to increase substantially through the completion of all projects. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing process are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

PROVISION FOR INCOME TAXES

     Provisions for income taxes were $1,325,000, $844,000, and $220,000, for the years ended December 31, 1998, 1997, and 1996, respectively. The Company's effective tax rates were 38.1%, 35.0%, and 13.6%, for the years ended December 31, 1998, 1997, and 1996, respectively.

FINANCIAL CONDITION

SECURITIES PORTFOLIO

     The following table summarizes the amounts and distribution of the Company's investment securities and the weighted average yields as of December 31, 1998:

                                                                      DECEMBER 31, 1998
                                ----------------------------------------------------------------------------------------------
                                                                 MATURITY
                                ---------------------------------------------------------------------------
                                                                      AFTER FIVE YEARS
                                                   AFTER ONE YEAR            AND
                                                         AND             WITHIN TEN                            TOTAL AMORTIZED
                                WITHIN ONE YEAR    WITHIN 5 YEARS           YEARS          AFTER TEN YEARS          COST
                                ---------------    ---------------    -----------------    ----------------    ---------------
                                AMOUNT    YIELD    AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD
                                -------   -----    -------   -----    --------   ------    -------   ------    -------   -----
                                                                    (DOLLARS IN THOUSANDS)
Securities available for sale:
  U.S. Treasury...............  $12,046   6.14%    $27,207   5.98%    $    --       --%    $   --       --%    $39,253   6.03%
  U.S. government agencies....       --     --       3,007   6.31          --       --         --       --       3,007   6.31
  Municipals -- tax exempt....       --     --          --     --       1,601     4.77        995     4.93       2,596   4.83
  Preferred stock.............       --     --       2,015   5.90          --       --         --       --       2,015   5.90
  Commercial paper............       --     --       1,511   6.43         748     6.30         --       --       2,259   6.39
                                -------   ----     -------   ----     -------     ----     ------     ----     -------   ----
        Total
         Available-for-sale...  $12,046   6.14%    $33,740   6.02%    $ 2,349     5.26%    $  995     4.93%    $49,130   5.99%
Securities held-to-maturity:
  Municipals -- taxable.......  $    --     --%    $ 7,865   6.40%    $   517     6.45%    $   --       --%    $ 8,382   6.40%
  Municipals -- tax exempt....      152   4.83       2,011   4.93       9,924     4.64      2,533     4.70      14,620   4.69
  U.S. Government agencies....    1,509   6.72          --     --          --       --         --       --       1,509   6.72
  U.S. Treasury...............    1,000   6.28       1,033   6.44          --       --         --       --       2,033   6.36
                                -------   ----     -------   ----     -------     ----     ------     ----     -------   ----
        Total
          held-to-maturity....  $ 2,661   6.45%    $10,909   6.13%     10,441     4.73%     2,533     4.70%    $26,544   5.48%
                                -------   ----     -------   ----     -------     ----     ------     ----     -------   ----
        Total securities......  $14,707   6.19%    $44,649   6.05%    $12,790     4.83%    $3,528     4.76%    $75,674   5.81%
                                =======   ====     =======   ====     =======     ====     ======     ====     =======   ====

Note: Yields on tax exempt municipal securities are not on a fully tax equivalent basis.

     As of December 31, 1998, the only securities held by the Company where the aggregate book value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

     Securities are pledged to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) or of other funds such as bankruptcy trustee deposits. Securities with amortized cost of $43,296,000 as of December 31, 1998 were pledged to secure public and certain other deposits as required by law or contract.

LOANS

     General. The following table presents the Company's loans outstanding at year-end by loan type:

                                                        DECEMBER 31,
                       ------------------------------------------------------------------------------
                         1998     % OF TOTAL     1997     % OF TOTAL    1996     % OF TOTAL    1995
                       --------   ----------   --------   ----------   -------   ----------   -------
                                                   (DOLLARS IN THOUSANDS)
Commercial...........  $ 79,567       34%      $ 48,422       43%      $29,420       44%      $18,291
Real
 estate -- mortgage..    57,216       24         38,446       34        26,070       38        13,345
Real estate -- land
  and construction...    49,270       21         25,780       22        11,918       17         5,105
Consumer.............    50,349       21            824        1           558        1           735
                       --------      ---       --------      ---       -------      ---       -------
        Total
          loans......  $236,402      100%      $113,472      100%      $67,966      100%      $37,476
Deferred loan fees...       (95)                   (113)                   (79)                  (119)
Allowance for loan
  losses.............    (3,825)                 (2,285)                (1,402)                  (572)
                       --------                --------                -------                -------
Net loans............  $232,482                $111,074                $66,485                $36,785
                       ========                ========                =======                =======

                                 DECEMBER 31,
                       --------------------------------
                       % OF TOTAL    1994    % OF TOTAL
                       ----------   ------   ----------
                            (DOLLARS IN THOUSANDS)
Commercial...........      48%      $5,591       58%
Real
 estate -- mortgage..      36        1,370       14
Real estate -- land
  and construction...      14        2,550       27
Consumer.............       2          111        1
                          ---       ------      ---
        Total
          loans......     100%      $9,622      100%
Deferred loan fees...                  (36)
Allowance for loan
  losses.............                  (76)
Net loans............               $9,510
                                    ======

     For years prior to 1998, these loans consist solely of certain SBA loans, which the Company intends to sell to various third parties. In addition to certain SBA loans held for sale, in 1998 the Company had $16,620,000 in held for sale loans associated with its internet credit card. The Company intends to sell these loans to a third party in 1999.

     The Company's commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans," with maturities normally ranging from one to twenty-five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

     The Company is an active participant in the Small Business Administration
(SBA) and California guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Loan Program. The Company regularly makes SBA-guaranteed loans, the guaranteed portion of which is held for possible resale in the secondary market. In the event of the sale of a guaranteed portion SBA loan, the Company retains the servicing rights for the sold portion. As of December 31, 1998, 1997, and 1996, $9.1 million, $6.0 million, and $2.1 million, respectively, in SBA loans were serviced by the Company for others. The Company generally considers its SBA loans to be investment loans, but has from time to time sold the guaranteed portion of certain loans.

     The Company's real estate term loans consist primarily of loans made based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. It is the Company's policy to restrict real estate term loans to no more than 80% of the lower of the property's appraised value or the purchase price of the property, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and seven years (on an amortization ranging from fifteen to twenty-five years with a balloon payment due at maturity); however, SBA and certain other real estate loans easily sold in the secondary market may be granted for longer maturities.

     The Company's real estate land and construction loans are primarily interim loans made by the Company to finance the construction of commercial and single family residential properties. These loans are typically short term. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

     Consumer loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Additionally, the Company makes equity lines of credit and equity loans available to its clientele. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company's consumer loans are secured by the personal property being purchased, or, in the instances of equity loans or lines, real property.

     In February 1998, HBC entered into a contract with Internet Access Financial Corporations to provide a credit card over the internet. These customers are not limited to Northern California, the Company's primary market area, as the product is available to anyone across the country. The growth in the consumer loan portfolio is attributed to the introduction of this internet credit card.

     With certain exceptions, the Banks are permitted to make extensions of its credit to any one borrowing entity up to 15% of the Banks' capital and reserves for unsecured loans and up to 25% of the Banks' capital and reserves for secured loans. For HBC these lending limits were $4.3 million and $7.1 million at December 31, 1998. For HBEB these lending limits were $900 thousand and $1.5 million at December 31, 1998.

     Loan Concentrations. The Company does not have any concentrations in its loan portfolio by industry or group of industries, however, 43% and 59% of its net loans were secured by real property as of December 31, 1998 and 1997, respectively. This decrease is attributed to the large increase in the total loan portfolio, specifically the introduction of the internet credit card.

     Loan Portfolio Maturities and Interest Rate Sensitivity. The following table sets forth the maturity distribution of the Company's loans at December 31, 1998:

                                                OVER ONE YEAR
                                                  BUT LESS
                                  DUE IN            THAN
                             ONE YEAR OR LESS    FIVE YEARS     OVER FIVE YEARS    TOTAL
                             ----------------   -------------   ---------------   --------
                                                (DOLLARS IN THOUSANDS)
Commercial.................      $ 72,060          $ 6,542          $   869       $ 79,471
Real estate -- mortgage....        27,903           17,275           12,038         57,216
Real estate -- land and
  construction.............        49,270               --               --         49,270
Consumer...................        49,477              862               11         50,350
                                 --------          -------          -------       --------
          Total loans......      $198,710          $24,679          $12,918       $236,307
                                 ========          =======          =======       ========
Loans with variable
  interest rates...........      $188,876          $ 5,189          $    --       $194,065
Loans with fixed interest
  rates....................         9,834           19,490           12,918         42,242
                                 --------          -------          -------       --------
          Total............      $198,710          $24,679          $12,918       $236,307
                                 ========          =======          =======       ========

Note: Total shown is net of deferred loan fees of $95,000 at December 31, 1998.

     The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 1998, approximately 84% of the Company's loan portfolio consisted of floating interest rate loans.

     Credit Risk Management.

     The Company assigns a risk grade consistent with the system recommended by regulatory agencies to all of its loans. Grades range from "Pass" to "Loss," depending on credit quality, with "Pass" representing loans that involve an acceptable degree of risk. Additionally, the Company maintains a program for regularly scheduled reviews of certain new and renewed loans by an outside loan review consultant. Any loans identified during an external review process that expose the Company to increased risk are appropriately downgraded and an increase in the allowance for loan losses is established for such loans. Further, the Company is examined periodically by the FDIC, FRB, and the California Department of Financial Institutions, at which time a further review of loans is conducted.

     Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified loans may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or which cause a decline in the value of the underlying collateral (particularly real estate). Management believes that it has adequately provided an allowance to provide for estimated probable losses in the credit portfolio. Significant deterioration in Northern California real property values or economic downturns could impact future operating results, liquidity, or capital resources and require additional provisions to the allowance or cause losses in excess of the allowance.

     Non-Performing Assets. As of December 31, 1998, the Company had $1,288,000 in non-accrual loans. At December 31, 1997 and 1996, the Company had no non-accrual loans. At December 31, 1998, 1997 and 1996, the Company had no assets classified as "Other Real Estate Owned." As of December 31, 1998, 1997 and 1996, the Company had no troubled debt restructuring and no loans 90 days past due and still accruing. The increase in the total loan portfolio is primarily responsible for the increase in nonperforming assets.

     For the year ended December 31, 1998, the Company had forgone interest income in the amount of $35,000 as a result of non-accrual loans. For the year ended December 31, 1997, the Company had forgone interest income in the amount of $17,000 as a result of non-accrual loans. Through December 31, 1996, the Company had not foregone any interest income as a result of non-accrual loans or restructured debt.

     As of December 31, 1998, loans classified by the Company were $7,819,000. These loans constituted 3% of total loans and 23% of the Company's capital and reserves as of that date. As of December 31, 1997, loans classified by the Company were $2,695,000. These loans constituted 2% of total loans and 11% of the Company's capital and reserves as of that date. As of December 31, 1996, loans classified by the Company were $4,005,000. These loans constituted 5% of total loans and 18% of the Company's capital and reserves as of that date. As the Company has made no changes to its methodology for classifying loans, the increase in classified loans is due to the increase in the total loan portfolio. Through December 31, 1998, the Company has not made loans to any foreign entities. Currently, the Company does not have any loans it expects to classify as nonperforming assets.

ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the Company's loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                                             YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                     1998      1997      1996     1995    1994
                                                    ------    ------    ------    ----    ----
                                                              (DOLLARS IN THOUSANDS)
Balance, beginning of period......................  $2,285    $1,402    $  572    $ 76    $ --
Charge-offs.......................................    (173)     (224)       --      --      --
Recoveries........................................     137        47        --      --      --
                                                    ------    ------    ------    ----    ----
Net charged-offs..................................     (36)     (177)       --      --      --
                                                    ------    ------    ------    ----    ----
Provision for loan losses.........................   1,576     1,060       830     496      76
                                                    ------    ------    ------    ----    ----
Balance, end of period............................  $3,825    $2,285    $1,402    $572    $ 76
                                                    ======    ======    ======    ====    ====
RATIOS:
  Net charge-offs to average loans outstanding....    0.02%     0.18%       --%     --%     --%
  Allowance for loan losses to average loans......    2.11%     2.31%     2.29%   1.94%   1.60%
  Allowance for loan losses to total loans at end
     of period....................................    1.62%     2.02%     2.07%   1.53%   0.80%

     The following table summarizes the allocation of the allowance for loan losses by loan type and the allocation as a percent of loans outstanding in each loan category at the dates indicated:

                                                                    DECEMBER 31,
                       ------------------------------------------------------------------------------------------------------
                                1998                       1997                      1996                      1995
                       -----------------------   ------------------------   -----------------------   -----------------------
                                   ALLOCATION                 ALLOCATION                ALLOCATION                ALLOCATION
                                    AS A % OF                 AS A % OF                  AS A % OF                 AS A % OF
                                      LOANS                     LOANS                      LOANS                     LOANS
                                   OUTSTANDING               OUTSTANDING                OUTSTANDING               OUTSTANDING
                       ALLOWANCE   IN CATEGORY   ALLOWANCE   IN CATEGORY    ALLOWANCE   IN CATEGORY   ALLOWANCE   IN CATEGORY
                       ---------   -----------   ---------   ------------   ---------   -----------   ---------   -----------
                                                               (DOLLARS IN THOUSANDS)
Commercial...........   $1,567        1.98%       $  821         1.70%       $  512        1.74%        $267         1.46%
Real estate --
 mortgage............      224        0.39           205         0.53           117        0.45          102         0.76
Real estate -- land
 and construction....      815        1.65           379         1.47           227        1.90           54         1.06
Consumer.............    1,146        2.26             7         0.85             6        1.08            6         0.82
Unallocated..........       73                       873                        540                      143
                        ------        ----        ------         ----        ------        ----         ----         ----
       Total.........   $3,825        1.62        $2,285         2.02%       $1,402        2.07%        $572         1.53%
                        ======        ====        ======         ====        ======        ====         ====         ====

                            DECEMBER 31,
                       -----------------------
                                1994
                       -----------------------
                                   ALLOCATION
                                    AS A % OF
                                      LOANS
                                   OUTSTANDING
                       ALLOWANCE   IN CATEGORY
                       ---------   -----------
                       (DOLLARS IN THOUSANDS)
Commercial...........    $ --           --%
Real estate --
 mortgage............      --           --
Real estate -- land
 and construction....      --           --
Consumer.............      --           --
Unallocated..........      76
                         ----         ----
       Total.........    $ 76         0.80%
                         ====         ====

     The Company maintains an allowance for loan losses to absorb potential credit losses inherent in the loan portfolio. The allowance is based on ongoing, monthly assessments of the probable estimated losses, and to a lesser extent, unused commitments to provide financing. Loans are charged against the allowance when management believes that the collectability of the principal is doubtful. The allowance is increased by a provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

     The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Due to the Company's lack of historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probablility that a loss may be incurred in excess of the amount determined by the application of the formula allowance.

     The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results.

     During 1998, the Company charged off eight loans with principal balances totaling $173,000, and recovered four of those loans for $137,000, with accrued interest and costs. During 1997, the Company charged off three loans with principal balance totaling $224,000, and recovered two of those loans for $47,000, with accrued interest and costs. Through December 31, 1996, the Company had no loan charge-offs and no charge-off recoveries.

     In an effort to improve its analysis of risk factors associated with its loan portfolio, the Company continues to monitor and to make appropriate changes to its internal loan policies. These efforts better enable the Company to assess risk factors prior to granting new loans and to assess the sufficiency of the allowance for loan losses. The allowance for loan losses is deemed adequate by the management for known and currently anticipated future risks inherent in the loan portfolio. However, the Company's loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. The effect of such events although uncertain at this time, could result in an increase in the level of non-performing loans and increased loan losses, which could adversely affect the Company's future growth and profitability.

DEPOSITS

     The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                                   YEAR ENDED DECEMBER 31,
                                         -------------------------------------------
                                                 1998                   1997
                                         --------------------   --------------------
                                         AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                         BALANCE    RATE PAID   BALANCE    RATE PAID
                                         --------   ---------   --------   ---------
                                                   (DOLLARS IN THOUSANDS)
Demand, non-interest bearing...........  $102,834       --%     $ 69,376       --%
Demand, interest bearing...............     7,368     1.85         4,988     1.91
Savings and money market...............   122,157     3.46        80,168     3.00
Time deposits, $100,000 and over.......    48,861     5.04        27,314     4.87
Time deposits less than $100,000.......    16,638     5.28         7,530     4.79
Brokered Deposits......................     3,826     5.87            --       --
                                         --------     ----      --------     ----
          Total average deposits.......  $301,684     2.63%     $189,376     2.22%
                                         ========     ====      ========     ====

     At December 31, 1998, the Company had a deposit mix of 33% in money market accounts, 25% in time deposits, 6% in savings deposits, 2% in NOW accounts and 34% in non-interest-bearing demand deposits. On the same date, $2,228,000, or less than 1%, of the Company's deposits were from public sources and $63,893,000, or 17% of the Company's deposits were from title companies. At December 31, 1997, the Company had a deposit mix of 26% in money market accounts, 17% in time deposits, 14% in savings deposits, 3% in NOW accounts, and 40% in non-interest-bearing demand deposits. On the same date, $158,000, or less than 1%, of the Company's deposits were from public sources and $32,402,000, or 13%, were from title companies. The Company's net interest income is enhanced by its percentage of non-interest bearing deposits.

     The Company's deposits are obtained from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling approximately $11,000,000 at December 31, 1998. These brokered deposits generally mature within one year and are used to offset a portion of the internet credit card loan portfolio. The Company is not dependent upon funds from sources outside the United States.

DEPOSIT CONCENTRATION AND DEPOSIT VOLATILITY

     The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of December 31, 1998:

                                                          BALANCE     % OF TOTAL
                                                          --------    -----------
                                                          (DOLLARS IN THOUSANDS)
Three months or less....................................  $29,929          51%
Over three months through twelve months.................   27,318          46
Over twelve months......................................    1,600           3
                                                          -------         ---
          Total.........................................  $58,847         100%
                                                          =======         ===

     The Company focuses primarily on servicing business accounts that are frequently over $100,000 in average size. Certain types of accounts that the Company makes available are typically in excess of $100,000 in average balance per account, and certain types of business clients whom the Company serves typically carry deposits in excess of $100,000 on average. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

LIQUIDITY AND LIABILITY MANAGEMENT

     To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in federal funds sold, and in investment securities. As of December 31, 1998, the Company's primary liquidity ratio was 25.3%, comprised of $46.8 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, federal funds sold of $28.6 million, and $18.0 million in cash and due from banks, as a percentage of total deposits of $369.0 million. As of December 31, 1997, the Company's primary liquidity ratio was 37.6%, comprised of $48.2 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, federal funds sold of $27.1 million, and $16.1 million in cash and due from banks, as a percentage of total deposits of $243.0 million. Deposit growth exceeded liquid asset growth in 1998 from 1997.

     The following table summarizes the Company's borrowings under its federal funds purchased and security repurchase arrangements for the periods indicated:

                                                           1998        1997
                                                          -------    --------
Average balance during the year.........................  $40,000    $297,000
Average interest rate during the year...................     6.17%       5.72%
Maximum month-end balance during the year...............  $    --    $300,000
Average rate at December 31.............................       --          --

     The Company has federal funds purchase lines of $15,000,000 and $6,000,000, respectively, from its two correspondent banks, and a repurchase arrangement of $20,000,000 with a commercial brokerage firm. There were no borrowings under these arrangements as of December 31, 1998.

MARKET RISK

     Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits, borrowings, its trading activities for its own account, and its role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Company's earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

INTEREST RATE SENSITIVITY

     The table below sets forth the interest rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of December 31, 1998, using the rate sensitivity GAP ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                   WITHIN    DUE IN THREE    DUE AFTER
                                   THREE      TO TWELVE     ONE TO FIVE   DUE AFTER    NOT RATE-
                                   MONTHS       MONTHS         YEARS      FIVE YEARS   SENSITIVE    TOTAL
                                  --------   ------------   -----------   ----------   ---------   --------
                                                           (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
  Federal funds sold............  $ 28,600     $     --      $     --      $     --                $ 28,600
  Securities....................     4,006       10,796        45,559        16,431                  76,792
  Total loans...................   213,382       18,407        24,678        12,918                 269,385
  Other assets..................     5,461           --            --            --                   5,461
                                  --------     --------      --------      --------                --------
          Total interest earning
            assets..............   251,449       29,203        70,237        29,349                 380,238
                                  --------     --------      --------      --------                --------
Cash and due from banks.........                                                       $  18,039     18,039
Other assets....................                                                           6,654      6,654
                                  --------     --------      --------      --------    ---------   --------
          Total assets..........  $251,449     $ 29,203      $ 70,237      $ 29,349    $  24,693   $404,931
                                  ========     ========      ========      ========    =========   ========
INTEREST BEARING LIABILITIES:
  Demand, interest-bearing......  $  9,061     $     --      $     --      $     --                $  9,061
  Savings and money market......   143,518           --            --            --                 143,518
  Time deposits.................    37,891       50,910         2,584            --                  91,385
                                  --------     --------      --------      --------                --------
          Total interest bearing
            liabilities.........   190,470       50,910         2,584            --                 243,964
                                  --------     --------      --------      --------                --------
Non-interest demand deposits....                                                       $ 124,993    124,993
Other liabilities...............                                                           5,277      5,277
Shareholders' equity............                                                          30,697     30,697
                                  --------     --------      --------      --------    ---------   --------
          Total liabilities and
            shareholders'
            equity..............  $190,470     $ 50,910      $  2,584                  $ 160,967   $404,931
                                  ========     ========      ========      ========    =========   ========
Interest rate sensitivity gap...  $ 60,979     $(21,707)     $ 67,653      $ 29,349    $(136,274)        --
                                  ========     ========      ========      ========    =========   ========
Cumulative interest rate
  sensitivity gap...............  $ 60,979     $ 39,272      $106,925      $136,274           --         --
Cumulative interest rate
  sensitivity gap ratio.........     15.06%        9.70%        26.41%        33.65%

     The careful planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates in relatively short maturities.

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Liquidity Policy approved by the Board requires annual review of our liquidity by the Asset/Liability Committee, which is comprised of senior executives, and the Finance and Investment Committee of the Board of Directors.

     Since interest rate changes do not affect all categories of assets and liabilities equally or simultaneously, a cumulative gap analysis alone cannot be used to evaluate the Company's interest rate sensitivity position. To supplement traditional gap analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rates. The process allows the Company to explore the complex relationships within the gap over time and various interest rate environments. For additional information on the Company's simulation model and the methodology used to estimate the potential effects of changing interest rates, see Item 7A -- "QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK."

     The Company's internal Asset/Liability Committee and the Finance and Investment Committee of the Board each meet monthly to monitor the Company's investments, liquidity needs and to oversee its asset/liability management. The Company evaluates the rates offered on its deposit products on a weekly basis.

CAPITAL RESOURCES

     The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                                       DECEMBER 31,                         MINIMUM
                                    ---------------------------------------------------    REGULATORY
                                      1998       1997       1996       1995      1994     REQUIREMENTS
                                    --------   --------   --------   --------   -------   ------------
                                                  (DOLLARS IN THOUSANDS)
Capital components:
Tier 1 Capital....................  $ 29,850   $ 21,899   $ 20,273   $ 12,324   $12,027
Tier 2 Capital....................     3,825      1,885      1,188        572        76
                                    --------   --------   --------   --------   -------
          Total risk-based
            capital...............  $ 33,675   $ 23,784   $ 21,461   $ 12,896   $12,103
                                    ========   ========   ========   ========   =======
Risk-weighted assets..............   323,688    150,418     94,776     54,730    18,851
Average assets....................   332,062    251,767    175,001    122,464    53,731
Capital ratios:
     Total risk-based capital.....      10.4%      15.8%      22.6%      23.6%    76.4%       8.0%
     Tier 1 risk-based capital....       9.2       14.6       21.4       22.5     75.9%       4.0
     Leverage ratio(1)............       9.0       10.3       13.9       10.1     29.6%       4.0

---------------
(1) Tier 1 capital divided by average assets (excluding goodwill).

     At December 31, 1998 and 1997, the Company's capital exceeded all minimum regulatory requirements and the Company was considered to be "well capitalized," as defined in the applicable regulations, however, as of the same date HBC was considered "adequately capitalized." The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 1998. The risk-based and leverage capital ratios are defined in Item 1 -- "BUSINESS -- Supervision and Regulation -- Capital Adequacy Guidelines."

     On June 8, 1998, the Company filed a Registration Statement (Commission File Number 333-50277) to register 387, 097 shares of Common Stock at $15.50 per share for an aggregate offering price of $6,000,000. On July 30, 1998, the Company closed this best efforts public stock offering after selling all registered shares.

Total proceeds from this offering were $5,846,000 after deducting expenses of $154,000, comprised of $33,000 in legal expenses, $68,000 in printing expenses and $53,000 in consulting expenses. Of the total net proceeds, $5,500,000 was distributed to HBEB with the remaining amount to be kept by the Company for general working capital.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as effective and ineffective when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged through current earnings. Any ineffective portion of hedges will be recognized in current earnings. Management believes that adoption of SFAS No. 133 will have no impact on the Company's financial position or results of operations. The statement is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged. The Company expects to adopt SFAS No. 133 as of January 1, 2000.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", which established accounting and reporting standards for certain activities of mortgage banking and other similar enterprises. After securitization of mortgage loans held for sale, SFAS No. 134 requires an entity to classify the resulting mortgage-backed securities or other retained interests, based on its ability or intent to sell or hold those investments. Management believes that the adoption of SFAS No. 134 will have no impact on the Company's financial position or results of operations. This Statement is effective for fiscal years beginning after December 15, 1998.

     In June 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. Management believes that the adoption of SOP 98-5 will not have a material effect on the Company's financial position or results of operations. The Statement is effective for fiscal years beginning after December 15, 1998.

ITEM 7A -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Since all of the Company's interest-bearing assets and liabilities are located at the Banks, all of the Company's interest rate risk exposure lies at that level, as well. As a result, all interest rate risk management procedures are performed at the Banks level. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets. As of December 31, 1998, the Company does not use interest rate derivatives to hedge its interest rate risk.

     The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee (ALCO). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent, and that the goal is to identify and accept the risks. Management uses two methodologies to manage interest rate risk: 1) a standard GAP analysis; and 2) an interest rate shock simulation model. The Company has no market risk sensitive instruments held for trading purposes.

     The detail from the Company's GAP analysis is shown in Item 7, above, and is not discussed here. The Company applies a market value (MV) methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest earning assets and other investments and outgoing cash flows on interest bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 200 basis point increase and a 200 basis point decrease in market rates are considered.

     At December 31, 1998, it was estimated that the Company's MV would increase 17.6% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 20.2% in the event of a 200 basis point decrease in market interest rates.

     Presented below, as of December 31, 1998, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

                                                             MARKET VALUE AS A % OF
                                                            PRESENT VALUE OF ASSETS
                        $ CHANGE IN          % CHANGE IN    ------------------------
CHANGE IN RATES         MARKET VALUE         MARKET VALUE   MV RATIO    CHANGE (BP)
---------------         ------------         ------------   ---------   ------------
                               (DOLLARS IN THOUSANDS)
    +200 bp               $ 10,460               17.6%        17.2%          257
       0 bp                     --                 --         14.6            --
    -200 bp                (12,021)             (20.2)        11.7          (295)

     Management believes that the MV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the MV method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institutions' interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

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

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost effective basis. The Liquidity Policy approved by the Board requires annual review of our liquidity by the Asset/ Liability Committee, which is composed of senior executives, and the Finance and Investment Committee of the Board of Directors.

ITEM 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and independent auditors' report are set forth on pages F-1 through F-14, which follows Item 14 -- "EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K."

     The following table discloses the Company's selected quarterly financial data as required by Item 302 of Regulation S-K. All share figures are adjusted to reflect (i) a 10% stock dividend paid to shareholders of record as of February 5, 1996; (ii) a 5% stock dividend payable to shareholders of record as of February 5, 1997; (iii) a 3-for-2 stock split payable to shareholders of record as of August 1, 1997; and (iv) a 3-for-2 stock split payable to shareholders of record as of February 5, 1999.

                                                       FOR THE QUARTER ENDED
                       -------------------------------------------------------------------------------------
                       DECEMBER 31,   SEPTEMBER 31,    JUNE 30,    MARCH 31,    DECEMBER 31,   SEPTEMBER 31,
                           1998           1998           1998         1998          1997           1997
                       ------------   -------------   ----------   ----------   ------------   -------------
Interest income......   $8,062,000     $7,564,000     $6,106,000   $5,172,000    $4,831,000     $4,279,000
Interest expense.....    2,592,000      2,350,000      1,667,000    1,342,000     1,200,000      1,130,000
                        ----------     ----------     ----------   ----------    ----------     ----------
Net interest
  income.............    5,470,000      5,214,000      4,439,000    3,830,000     3,631,000      3,149,000
Provision for loan
  losses.............      516,000        550,000        350,000      160,000       455,000        240,000
                        ----------     ----------     ----------   ----------    ----------     ----------
Net interest income
  after Provision....    4,954,000      4,664,000      4,089,000    3,670,000     3,176,000      2,909,000
Non-interest
  income.............      937,000        501,000        186,000       79,000       176,000        225,000
Non-interest
  expense............    4,977,000      4,198,000      3,412,000    3,018,000     2,701,000      2,472,000
                        ----------     ----------     ----------   ----------    ----------     ----------
Net income before
  taxes..............      914,000        967,000        863,000      731,000       651,000        662,000
Provision for income
  taxes..............      321,000        393,000        333,000      278,000       227,000        233,000
                        ----------     ----------     ----------   ----------    ----------     ----------
Net income...........   $  593,000     $  574,000     $  530,000   $  453,000    $  424,000     $  429,000
                        ==========     ==========     ==========   ==========    ==========     ==========
Net income per share
  basic..............   $     0.10     $     0.11     $     0.11   $     0.09    $     0.09     $     0.09
Net income per share
  diluted............   $     0.10     $     0.09     $     0.09   $     0.08    $     0.08     $     0.08

                        FOR THE QUARTER ENDED
                       -----------------------
                        JUNE 30,    MARCH 31,
                          1997         1997
                       ----------   ----------
Interest income......  $3,747,000   $3,394,000
Interest expense.....     972,000      902,000
                       ----------   ----------
Net interest
  income.............   2,775,000    2,492,000
Provision for loan
  losses.............     145,000      220,000
                       ----------   ----------
Net interest income
  after Provision....   2,630,000    2,272,000
Non-interest
  income.............     115,000       74,000
Non-interest
  expense............   2,183,000    1,812,000
                       ----------   ----------
Net income before
  taxes..............     562,000      534,000
Provision for income
  taxes..............     197,000      187,000
                       ----------   ----------
Net income...........  $  365,000   $  347,000
                       ==========   ==========
Net income per share
  basic..............  $     0.07   $     0.07
Net income per share
  diluted............  $     0.07   $     0.07

ITEM 9 -- CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10 -- DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the Company's Proxy Statement for the May 27, 1999 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company as of March 1, 1999 is included in
Part I above in accordance with Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11 -- EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from the text under the caption "Executive Compensation" in the Proxy Statement for the May 27, 1999 Annual Meeting of Shareholders.

ITEM 12 -- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT -- BENEFICIAL OWNERSHIP OF COMMON STOCK

     Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated by reference from the text under the caption "Proposal One -- Election of Directors" in the Proxy Statement for the May 27, 1999 Annual Meeting of Shareholders

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with officers, directors, and the Company is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 27, 1999 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The Financial Statements of the Company, Management's Discussion and Analysis of Financial Condition and Results of Operation, and the independent auditors' report are set forth on pages F-1 through F-24.

(a)(2) FINANCIAL STATEMENT SCHEDULES

     All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) EXHIBITS

                                                                           INCORPORATED BY REFERENCE
                                                                               TO REPORT ON FORM
EXHIBIT                                                     FILED     ------------------------------------
NUMBER                      DESCRIPTION                    HEREWITH   8-A DATED   10-K DATED   EXHIBIT NO.
-------                     -----------                    --------   ---------   ----------   -----------
   3.1    Heritage Commerce Corp Articles of                           3-5-98                      4.1
          Incorporation:
          [Incorporated herein by reference from Exhibit
          4 to Heritage Commerce Corp's Form 8-A:
          Registration of Securities Pursuant to Section
          12(g) of the Securities Exchange Act of 1933
          dated March 5, 1998 (File No. 000-23877)]
   3.2    Heritage Commerce Corp Bylaws:                               3-5-98                      4.2
          [Incorporated herein by reference from Exhibit
          4 to Heritage Commerce Corp's Form 8-A:
          Registration of Securities Pursuant to Section
          12(g) of the Securities Exchange Act of 1933
          dated March 5, 1998 (File No. 000-23877)]
  10.1    Real Property Leases for properties located at               3-5-98                      1
          150 Almaden Blvd., San Jose and 100 Park Center
          Plaza, San Jose. [This exhibit is incorporated
          by reference to the paper filing of Heritage
          Commerce Corp's Form 8-A filed March 5, 1998
          (File No. 000-23877)]
  10.2    Employment agreement with Mr. Rossell dated                  3-5-98                      1
          June 8, 1994 [This exhibit is incorporated by
          reference to the paper filing of Heritage
          Commerce Corp's Form 8-A filed March 5, 1998
          (File No. 000-23877)]
  10.3    Employment agreement with Mr. Gionfriddo dated               3-5-98                      1
          June 8,1994 [This exhibit is incorporated by
          reference to the paper filing of Heritage
          Commerce Corp's Form 8-A filed March 5, 1998
          (File No. 000-23877)]
  10.4    Amendment No. 2 to Employment Agreement with                             3-31-98        10.4
          Mr. Gionfriddo
  10.5    Employment agreement with Mr. Conniff dated         X
          April 30, 1998.
  10.6    Employment agreement with Mr. Nethercott dated      X
          April 16, 1998.
  10.7    Employment agreement with Mr. McGovern dated        X
          July 16, 1998.
  21.1    Subsidiaries of the registrant                      X
  23.1    Consent of Deloitte & Touche LLP dated March        X
          26, 1999
  23.2    Consent of KPMG Peat Marwick LLP dated March        X
          25, 1999
  27.1    Financial data schedule                             X

(b) REPORTS ON FORM 8-K

     On October 19, 1998, the Registrant filed Form 8-K with the Securities and Exchange Commission to report third quarter 1998 financial results and the opening of a loan production office in the city of San Ramon, California.

     On December 7, 1998, the Registrant filed Form 8-K with the Securities and Exchange Commission to announce that receipt of approval to open a de novo bank in the city of Fremont, California.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HERITAGE COMMERCE CORP

DATE: March 29, 1999                      BY:      /s/ JOHN E. ROSSELL
                                            ------------------------------------
                                            John E. Rossell
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                  /s/ FRANK BISCEGLIA                     Director                       March 29, 1999
--------------------------------------------------------
                    Frank Bisceglia

                    /s/ JAMES BLAIR                       Director                       March 29, 1999
--------------------------------------------------------
                      James Blair

               /s/ ARTHUR CARMICHAEL, JR.                 Director                       March 29, 1999
--------------------------------------------------------
                 Arthur Carmichael, Jr.

                  /s/ RICHARD CONNIFF                     Director and Chief Executive   March 29, 1999
--------------------------------------------------------  Officer of Heritage Bank
                    Richard Conniff                       East Bay

              /s/ WILLIAM DEL BIAGGIO, JR.                Director                       March 29, 1999
--------------------------------------------------------
                William Del Biaggio, Jr.

                    /s/ ANNEKE DURY                       Director                       March 29, 1999
--------------------------------------------------------
                      Anneke Dury

                  /s/ TRACEY ENFANTINO                    Director                       March 29, 1999
--------------------------------------------------------
                    Tracey Enfantino

                    /s/ GLENN GEORGE                      Director                       March 29, 1999
--------------------------------------------------------
                      Glenn George

                 /s/ ROBERT GIONFRIDDO                    Director                       March 29, 1999
--------------------------------------------------------
                   Robert Gionfriddo

                  /s/ P. MICHAEL HUNT                     Director                       March 29, 1999
--------------------------------------------------------
                    P. Michael Hunt

                   /s/ JOHN W. LARSEN                     Director                       March 29, 1999
--------------------------------------------------------
                     John W. Larsen

                /s/ LAWRENCE D. MCGOVERN                  Executive Vice President and   March 29, 1999
--------------------------------------------------------  Chief Financial Officer
                  Lawrence D. McGovern

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----
                   /s/ LON NORMANDIN                      Director                       March 29, 1999
--------------------------------------------------------
                Louis O. (Lon) Normandin

                    /s/ JACK PECKHAM                      Director                       March 29, 1999
--------------------------------------------------------
                      Jack Peckham

                   /s/ ROBERT PETERS                      Director                       March 29, 1999
--------------------------------------------------------
                     Robert Peters

                  /s/ HUMPHREY POLANEN                    Director                       March 29, 1999
--------------------------------------------------------
                    Humphrey Polanen

                /s/ JOHN E. ROSSELL III                   Director and Principal         March 29, 1999
--------------------------------------------------------  Executive Officer
                  John E. Rossell III

                    /s/ KIRK ROSSMAN                      Director                       March 29, 1999
--------------------------------------------------------
                      Kirk Rossman

                     /s/ BRAD SMITH                       Director                       March 29, 1999
--------------------------------------------------------
                       Brad Smith

                             HERITAGE COMMERCE CORP

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1998

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................  F-4
Consolidated Income Statements as of December 31, 1998, 1997
  and 1996..................................................  F-5
Consolidated Statements of Shareholders' Equity as of
  December 31, 1998, 1997 and 1996..........................  F-6
Consolidated Statements of Cash Flows as of December 31,
  1998, 1997 and 1996.......................................  F-7
Notes to Consolidated Financial Statements..................  F-8

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Heritage Commerce Corp
San Jose, California

     We have audited the accompanying consolidated balance sheet of Heritage Commerce Corp and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1996 were audited by other auditors whose report, dated January 10, 1997, expressed an unqualified opinion on those statements.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated 1998 and 1997 consolidated financial statements present fairly, in all material respects, the financial position of Heritage Commerce Corp and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

San Jose, California
January 20, 1999 (February 5, 1999
as to the stock split information in
Note 1, paragraph 2)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Heritage Bank of Commerce:

     We have audited the accompanying statement of income, shareholders' equity, and cash flows of Heritage Bank of Commerce (the Bank) for the year ended December 31, 1996. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, such financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Heritage Bank of Commerce for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG LLP

Mountain View, California
January 10, 1997

                             HERITAGE COMMERCE CORP

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
Cash and due from banks.....................................  $ 18,039,000    $ 16,060,000
Federal funds sold..........................................    28,600,000      27,125,000
                                                              ------------    ------------
          Total cash and cash equivalents...................    46,639,000      43,185,000
Securities available-for-sale, at fair value................    50,249,000      61,166,000
Securities held-to-maturity, at cost (fair value of
  $27,240,000 and $26,938,000)..............................    26,544,000      26,531,000
Loans held for sale at fair value...........................    33,079,000      15,411,000
Loans.......................................................   236,307,000     113,359,000
Allowance for loan losses...................................    (3,825,000)     (2,285,000)
                                                              ------------    ------------
          Loans, net........................................   232,482,000     111,074,000
Premises and equipment, net.................................     3,238,000       1,971,000
Accrued interest receivable and other assets................     7,240,000       3,764,000
Other investments...........................................     5,460,000       4,473,000
                                                              ------------    ------------
          TOTAL.............................................  $404,931,000    $267,575,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits..................................................  $350,047,000    $242,978,000
  Deposits held for sale....................................    18,911,000              --
  Accrued interest payable and other liabilities............     5,276,000       2,261,000
                                                              ------------    ------------
          Total liabilities.................................   374,234,000     245,239,000
                                                              ------------    ------------
Commitments and contingencies
Shareholders' equity:
  Common Stock, no par value; 30,000,000 shares authorized;
     shares issued and outstanding: 5,554,552 in 1998 and
     4,943,848 in 1997......................................    29,418,000      23,447,000
  Accumulated other comprehensive income....................       658,000         418,000
  Retained earnings/(deficit)...............................       621,000      (1,529,000)
                                                              ------------    ------------
          Total shareholders' equity........................    30,697,000      22,336,000
                                                              ------------    ------------
          TOTAL.............................................  $404,931,000    $267,575,000
                                                              ============    ============

                See notes to consolidated financial statements.

                             HERITAGE COMMERCE CORP
                         CONSOLIDATED INCOME STATEMENTS

                                                                 YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1998          1997          1996
                                                          -----------   -----------   -----------
Interest income:
  Loans, including fees.................................  $19,777,000   $10,376,000   $ 6,138,000
  Securities, taxable...................................    4,915,000     5,188,000     3,723,000
  Securities, tax exempt................................      679,000        87,000         1,000
  Federal funds sold....................................    1,307,000       552,000       663,000
  Other investments.....................................      226,000        48,000            --
                                                          -----------   -----------   -----------
Total interest income...................................   26,904,000    16,251,000    10,525,000
                                                          -----------   -----------   -----------
Interest expense:
  Deposits..............................................    7,948,000     4,187,000     2,641,000
  Other.................................................        3,000        17,000         5,000
                                                          -----------   -----------   -----------
Total interest expense..................................    7,951,000     4,204,000     2,646,000
                                                          -----------   -----------   -----------
Net interest income before provision for loan losses....   18,953,000    12,047,000     7,879,000
Provision for loan losses...............................    1,576,000     1,060,000       830,000
                                                          -----------   -----------   -----------
Net interest income after provision for loan losses.....   17,377,000    10,987,000     7,049,000
                                                          -----------   -----------   -----------
Other income:
  Gain on sale of loans held for sale...................      332,000       205,000       101,000
  Service charges and other fees........................      229,000       173,000       149,000
  Gain on sale of securities available for sale.........      790,000       164,000        21,000
  Other income..........................................      352,000        48,000        25,000
                                                          -----------   -----------   -----------
Total other income......................................    1,703,000       590,000       296,000
                                                          -----------   -----------   -----------
Other expenses:
  Salaries and employee benefits........................    7,722,000     4,933,000     2,942,000
  Client services.......................................    2,426,000     1,169,000       910,000
  Furniture and equipment...............................      828,000       542,000       330,000
  Advertising and promotion.............................      786,000       450,000       260,000
  Occupancy.............................................      792,000       440,000       293,000
  Professional fees.....................................      718,000       372,000       224,000
  Loan origination costs................................      449,000       326,000       146,000
  Other.................................................    1,884,000       936,000       619,000
                                                          -----------   -----------   -----------
Total other expenses....................................   15,605,000     9,168,000     5,724,000
                                                          -----------   -----------   -----------
Net income before income taxes..........................    3,475,000     2,409,000     1,621,000
Income taxes............................................    1,325,000       844,000       220,000
                                                          -----------   -----------   -----------
Net income..............................................  $ 2,150,000   $ 1,565,000   $ 1,401,000
                                                          ===========   ===========   ===========
Earnings per share:
  Basic.................................................        $0.41         $0.32         $0.32
  Diluted...............................................        $0.37         $0.30         $0.31

                See notes to consolidated financial statements.

                             HERITAGE COMMERCE CORP

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                       ACCUMULATED OTHER
                                  COMMON STOCK           COMPREHENSIVE      RETAINED         TOTAL           OTHER
                             -----------------------        INCOME          EARNINGS/    SHAREHOLDERS'   COMPREHENSIVE
                              SHARES       AMOUNT        NET OF TAXES       (DEFICIT)       EQUITY          INCOME
                             ---------   -----------   -----------------   -----------   -------------   -------------
BALANCE JANUARY 1, 1996....  3,188,301   $14,170,000       $ 466,000       $(1,807,000)   $12,829,000
Net income.................         --            --              --         1,401,000      1,401,000     $1,401,000
Net change in unrealized
  gain on securities
  available-for-sale, net
  of taxes.................         --            --        (245,000)               --       (245,000)      (245,000)
                                                                                                          ----------
  Total comprehensive
    income.................                                                                               $1,156,000
                                                                                                          ==========
Stock dividend.............    318,802     1,384,000              --        (1,384,000)            --
Stock options exercised....     10,144        39,000              --                --         39,000
Common Stock issued
  pursuant to August 1996
  offering (net of issuance
  costs of $51,000)........  1,178,802     6,500,000              --                --      6,500,000
                             ---------   -----------       ---------       -----------    -----------
BALANCES DECEMBER 31,
  1996.....................  4,696,049   $22,093,000       $ 221,000       $(1,790,000)   $20,524,000
Net income.................         --            --              --         1,565,000      1,565,000     $1,565,000
Net change in unrealized
  gain on securities
  available-for-sale, net
  of taxes.................         --            --         197,000                --        197,000        197,000
                                                                                                          ----------
  Total comprehensive
    income.................                                                                               $1,762,000
                                                                                                          ==========
Stock dividend.............    234,523     1,304,000              --        (1,304,000)            --
Fractional shares canceled
  due to stock split.......       (291)       (2,000)                               --         (2,000)
Stock options exercised....     13,567        52,000              --                --         52,000
                             ---------   -----------       ---------       -----------    -----------
BALANCES DECEMBER 31,
  1997.....................  4,943,848   $23,447,000       $ 418,000       $(1,529,000)   $22,336,000
Net income.................         --            --              --         2,150,000      2,150,000     $2,150,000
Net change in unrealized
  gain on securities
  available-for-sale, net
  of taxes.................         --            --         240,000                --        240,000        240,000
                                                                                                          ----------
  Total comprehensive
    income.................                                                                               $2,390,000
                                                                                                          ==========
Common Stock issued
  pursuant to July 1998
  offering (net of issuance
  costs of $154,000).......    580,644     5,846,000              --                --      5,846,000
Stock options exercised....     30,060       125,000              --                --        125,000
                             ---------   -----------       ---------       -----------    -----------
BALANCES DECEMBER 31,
  1998.....................  5,554,552   $29,418,000       $ 658,000       $   621,000    $30,697,000

                 See notes to consolidated financial statements

                             HERITAGE COMMERCE CORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                          1998            1997           1996
                                                      -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................  $   2,150,000   $  1,565,000   $  1,401,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.....................        639,000        388,000        260,000
  Provision for loan losses.........................      1,576,000      1,060,000        830,000
  Gain on sales of securities available-for-sale....       (790,000)      (164,000)       (21,000)
  Deferred income tax expense.......................     (1,016,000)      (448,000)      (133,000)
  Amortization/accretion of discounts and premiums
     on securities..................................        242,000         56,000         52,000
  Proceeds from sales of loans held for sale........      3,932,000      4,198,000      1,724,000
  Originations of loans held for sale...............     (5,674,000)    (4,626,000)   (11,587,000)
  Maturities of loans held for sale.................        694,000         45,000             --
  Increase in accrued interest receivable and other
     assets.........................................     (2,461,000)      (952,000)      (806,000)
  Increase (decrease) in accrued interest payable
     and other liabilities..........................      2,869,000        605,000       (295,000)
  Proceeds from relocation..........................             --             --      1,100,000
                                                      -------------   ------------   ------------
Net cash provided by (used in) operating
  activities........................................      2,161,000      1,727,000     (7,475,000)
                                                      -------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans, net of charge-offs...........   (139,604,000)   (45,650,000)   (30,450,000)
Purchases of securities available-for-sale..........    (25,481,000)   (49,116,000)   (27,611,000)
Maturities of securities available-for-sale.........     18,407,000     16,588,000     13,683,000
Proceeds from sales of securities
  available-for-sale................................     19,046,000     21,955,000      5,081,000
Purchases of securities held-to-maturity............     (8,855,000)    (7,659,000)   (16,248,000)
Proceeds from maturities of securities
  held-to-maturity..................................      8,722,000      6,388,000      1,000,000
Purchase of corporate-owned life insurance..........       (987,000)    (4,473,000)            --
Purchases of property and equipment.................     (1,906,000)      (829,000)      (887,000)
                                                      -------------   ------------   ------------
Net cash used by investing activities...............   (130,658,000)   (62,796,000)   (55,432,000)
                                                      -------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits............................    125,981,000     96,599,000     27,633,000
(Repayments) proceeds from sale of securities under
  agreements to repurchase..........................             --     (5,010,000)     5,010,000
Net proceeds from issuance of common stock..........      5,970,000         50,000      6,539,000
                                                      -------------   ------------   ------------
Net cash provided by financing activities...........    131,951,000     91,639,000     39,182,000
                                                      -------------   ------------   ------------
Net increase (decrease) in cash and cash
  equivalents.......................................      3,454,000     30,570,000    (23,725,000)
Cash and cash equivalents, beginning of year........     43,185,000     12,615,000     36,340,000
                                                      -------------   ------------   ------------
Cash and cash equivalents, end of year..............  $  46,639,000   $ 43,185,000   $ 12,615,000
                                                      =============   ============   ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
     Interest.......................................  $   7,198,000   $  4,477,000   $  2,610,000
     Income taxes...................................  $   1,684,000   $  1,536,000   $    218,000
Supplemental schedule of non-cash investing and
  financing activity:
  Transfer from retained earnings (deficit) to
     common stock due to stock dividend.............  $          --   $  1,304,000   $  1,384,000

                See notes to consolidated financial statements.

                             HERITAGE COMMERCE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

  Description of Business and Basis of Presentation

     Heritage Commerce Corp (the "Company") operates as the bank holding company for two subsidiary banks: Heritage Bank of Commerce ("HBC") and Heritage Bank East Bay ("HBEB")(collectively the "Banks"). Both are California state chartered banks which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara and Alameda Counties, California. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994. HBEB was incorporated on October 21, 1998 and commenced operations on December 7, 1998. The accounting and reporting policies of the Company and its subsidiary banks conform to generally accepted accounting principles and prevailing practices within the banking industry.

     On January 27, 1999, the Company's Board of Directors announced the declaration of a 3-for-2 stock split effective for shareholders of record on February 5, 1999. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiary banks. All material intercompany accounts and transactions have been eliminated.

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold and purchased for one-day periods.

  Securities

     The Company classifies its securities into two categories, available-for-sale and held-to-maturity, at the time of purchase. Securities available-for-sale are measured at fair value with a corresponding recognition of the net unrealized holding gain or loss as a separate component of shareholders' equity, net of taxes, until realized. Securities held-to-maturity are measured at amortized cost, based on the Company's positive intent and ability to hold the securities to maturity.

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

  Loans Held for Sale

     The Company holds for sale the guaranteed portion of certain Small Business Administration (SBA) loans and certain credit card loans. These loans are carried at the lower of cost or market, determined in the aggregate.

                             HERITAGE COMMERCE CORP

     Gains or losses on loans held for sale are recognized upon completion of the sale, and are based on the difference between the net sales proceeds and the relative fair value of the guaranteed portion of the loan sold compared to the relative fair value of the unguaranteed portion. A portion of the gain is deferred and amortized over the life of the loan based on the difference between the principal retained and the relative value of the unguaranteed portion of the loan.

     The servicing assets that result from the sale of SBA loans, sold with servicing rights retained, are amortized over the lives of the loans using a method approximating the interest method.

  Loans

     Loans are stated at the principal amount outstanding. The majority of the Company's loans are at variable interest rates. Interest on loans is credited to income when earned.

     Generally, if a loan is classified as non-accrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued, when the payment of principal or interest is 90 days past due, unless the amount is well secured and in the process of collection. Any interest or principal payments received on non-accrual loans are normally applied toward reduction of principal. Non-accrual loans generally are not returned to performing status until the obligation is brought current, has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

     Renegotiated loans are those in which the Company has formally restructured a significant portion of the loan. The remaining portion is normally charged off, with a concession either in the form of below market rate financing, or debt forgiveness on the charged off portion. Loans that have been renegotiated and have not met specific performance standards for payment are classified as renegotiated loans within the classification of nonperforming assets. Upon payment performance, such loans may be transferred from nonperforming status to accrual state.

     Non-refundable loan fees and direct origination costs are deferred and recognized over the expected lives of the related loans using the effective yield interest method.

  Allowance for Loan Losses

     The Company maintains an allowance for loan losses to absorb potential credit losses inherent in the loan portfolio. The allowance is based on ongoing, monthly assessments of the probable estimated losses, and to a lesser extent, unused commitments to provide financing. Loans are charged against the allowance when management believes that the collectability of the principal is doubtful. The allowance is increased by a provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

     The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Due to the Company's lack of historical loss experience, management has derived a matrix, based on past experience including that of similar banks, to determine the loss factor for each category of loan.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probablility that a loss may be incurred in excess of the amount determined by the application of the formula allowance. The allowance also incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These

                             HERITAGE COMMERCE CORP
accounting standards prescribe the measurement methods, income recognition and disclosures related to impairment loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, or the fair value of the collateral if the loan is secured by real estate.

     The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results.

  Premises and Equipment

     Premises and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the lesser of the lease terms or estimated useful lives of five to fifteen years.

  Other Investments

     Other investments consist of cash surrender value of life insurance policies for certain officers and directors of the Company and its subsidiary banks.

  Long-Lived Assets

     The Company evaluates the recoverability of long-lived assets on an on-going basis. The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, effective January 1, 1998. The adoption of this Statement did not have a significant impact on the Company's financial position or results of operations.

  Income Taxes

     The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws. Deferred taxes, which arise principally from temporary differences between the period in which certain income and expenses are recognized for financial accounting purposes and the period in which they affect taxable income, are included in the amounts provided for income taxes. Under this method, the computation of the net deferred tax liability or asset gives current recognition to changes in the tax laws.

  Stock-Based Compensation

     As allowed for by SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

  Comprehensive Income

     The Company has adopted SFAS No. 130 Reporting Comprehensive Income, which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. The adoption of this statement resulted in a change in financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

                             HERITAGE COMMERCE CORP

  Segment Reporting

     The Company has adopted SFAS No. 131,"Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of this statement did not impact our consolidated financial position, results of operations, or cash flows, and any effect was limited to the form and content of our disclosures. Also see Note 13.

  Earnings Per Share

     Earnings per share are computed in compliance with SFAS No. 128, Earnings Per Share. Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options, using the treasury stock method. For each of the years presented, net income is the same for basic and diluted earnings per share. All share numbers have been retroactively restated for stock dividends and stock splits dated August 1997 and February 1999. Reconciliation of weighted average shares used in computing earnings per share are as follows:

                                                    YEARS ENDED DECEMBER 31,
                                                ---------------------------------
                                                  1998        1997        1996
                                                ---------   ---------   ---------
Weighted average common shares outstanding....  5,242,516   4,937,533   4,368,394
Dilutive effect of stock options outstanding,
  using the treasury stock method.............    601,522     284,324     182,535
                                                ---------   ---------   ---------
Shares used in computing diluted earnings per
  share.......................................  5,844,038   5,221,857   4,550,929

  Reclassifications

     Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no impact on shareholders' equity and net income.

  Recently Issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as effective and ineffective when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged through current earnings. Any ineffective portion of hedges will be recognized in current earnings. Management believes that adoption of SFAS No. 133 will have no impact on the Company's financial position or results of operations. The statement is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged. The Company expects to adopt SFAS No. 133 as of January 1, 2000.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", which established accounting and reporting standards for certain activities of mortgage banking and other similar enterprises. After securitization of mortgage loans held for sale, SFAS No. 134 requires an entity to classify the resulting mortgage-backed securities or other retained interests, based on its ability or intent to sell or hold those investments. Management believes that the adoption of SFAS No. 134 will have no impact on the Company's financial position or results of operations. This Statement is effective for fiscal years beginning after December 15, 1998.

                             HERITAGE COMMERCE CORP

     In June 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. Management believes that the adoption of SOP 98-5 will not have a material effect on the Company's financial position or results of operations. The Statement is effective for fiscal years beginning after December 15, 1998.

(2) SECURITIES

     The amortized cost and estimated fair value of securities as of December 31, 1998 were as follows:

                                                         GROSS        GROSS       ESTIMATED
                                          AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                            COST         GAINS        LOSSES        VALUE
                                         -----------   ----------   ----------   -----------
Securities available-for-sale:
  U.S. Treasury........................  $39,254,000   $  869,000      $ --      $40,123,000
  U.S. Government Agencies.............    3,007,000       44,000        --        3,051,000
  Municipals...........................    2,595,000      113,000        --        2,708,000
  Preferred Stock......................    2,015,000       57,000        --        2,072,000
  Commercial Paper.....................    2,259,000       36,000        --        2,295,000
                                         -----------   ----------      ----      -----------
Total securities available-for-sale....  $49,130,000   $1,119,000      $ --      $50,249,000
                                         ===========   ==========      ====      ===========
Securities held-to-maturity:
  Municipals...........................  $23,001,000   $  650,000      $ --      $23,651,000
  U.S. Government Agencies.............    1,509,000        7,000        --        1,516,000
  U.S. Treasury........................    2,034,000       39,000        --        2,073,000
                                         -----------   ----------      ----      -----------
Total securities held-to-maturity......  $26,544,000   $  696,000      $ --      $27,240,000
                                         ===========   ==========      ====      ===========

     The amortized cost and estimated fair value of securities as of December 31, 1997 were as follows:

                                                           GROSS        GROSS       ESTIMATED
                                            AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                              COST         GAINS        LOSSES        VALUE
                                           -----------   ----------   ----------   -----------
Securities available-for-sale:
  U.S. Treasury..........................  $35,220,000    $451,000     $     --    $35,671,000
  U.S. Government Agencies...............   16,370,000     202,000           --     16,572,000
  Municipals.............................    4,596,000      67,000           --      4,663,000
  Preferred Stock........................    2,212,000      48,000           --      2,260,000
  Commercial Paper.......................    2,036,000          --      (36,000)     2,000,000
                                           -----------    --------     --------    -----------
Total securities available-for-sale......  $60,434,000    $768,000     $(36,000)   $61,166,000
                                           ===========    ========     ========    ===========
Securities held-to-maturity:
  Municipals.............................  $16,450,000    $255,000     $     --    $16,705,000
  U.S. Government Agencies...............    6,033,000     118,000           --      6,151,000
  U.S. Treasury..........................    4,048,000      34,000           --      4,082,000
                                           -----------    --------     --------    -----------
Total securities held-to-maturity........  $26,531,000    $407,000     $     --    $26,938,000
                                           ===========    ========     ========    ===========

                             HERITAGE COMMERCE CORP

     The amortized cost and estimated fair values of securities as of December 31, 1998 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

                                     SECURITIES HELD-TO-MATURITY    SECURITIES AVAILABLE-FOR-SALE
                                     ----------------------------   ------------------------------
                                      AMORTIZED    ESTIMATED FAIR    AMORTIZED     ESTIMATED FAIR
                                        COST           VALUE            COST            VALUE
                                     -----------   --------------   ------------   ---------------
Due within one year................  $ 2,661,000    $ 2,675,000     $12,046,000      $12,141,000
Due after one through five years...   10,909,000     11,236,000      33,741,000       34,650,000
Due after five through ten years...   10,441,000     10,719,000       2,349,000        2,414,000
Due after ten years................    2,533,000      2,610,000         994,000        1,044,000
                                     -----------    -----------     -----------      -----------
          Total....................  $26,544,000    $27,240,000     $49,130,000      $50,249,000
                                     ===========    ===========     ===========      ===========

     Sales of securities available-for-sale resulted in gross realized gains of $670,000, $170,000, and $21,000 during the years ended December 31, 1998, 1997, and 1996, respectively.

     Sales of securities available-for-sale resulted in gross realized losses of $5,000, $6,000, and nil during the years ended December 31, 1998, 1997, and 1996, respectively.

     Securities with amortized cost of $43,296,000 as of December 31, 1998 were pledged to secure public and certain other deposits as required by law or contract.

(3) LOANS

     Loans as of December 31 were as follows:

                                                        1998           1997
                                                    ------------   ------------
Loans held for sale...............................  $ 33,079,000   $ 15,411,000
                                                    ============   ============
Loans held for investment Commercial..............    79,566,000     48,422,000
Real estate -- term...............................    57,216,000     38,446,000
Real estate -- land and construction..............    49,270,000     25,780,000
Consumer..........................................    50,350,000        824,000
                                                    ------------   ------------
Total loans.......................................   236,402,000    113,472,000
Allowance for loan losses.........................    (3,825,000)    (2,285,000)
Deferred loan fees................................       (95,000)      (113,000)
                                                    ------------   ------------
Loans, net........................................  $232,482,000   $111,074,000
                                                    ============   ============

     Changes in the allowance for loan losses were as follows:

                                         AT OR FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------------
                                            1998          1997          1996
                                         ----------    ----------    ----------
Balance, beginning of year.............  $2,285,000    $1,402,000    $  572,000
Actual charge-offs.....................     173,000       224,000            --
Less recoveries........................     137,000        47,000            --
Net loans charged-off..................      36,000       177,000            --
Provision for loan losses..............   1,576,000     1,060,000       830,000
                                         ----------    ----------    ----------
Balance, end of year...................  $3,825,000    $2,285,000    $1,402,000
                                         ==========    ==========    ==========

     As of December 31, 1998, the Company had $1,288,000 in loans for which interest is no longer being accrued, $12,000 in loans past due 90 days or more, and no impaired loans. As of December 31, 1997, and 1996, the Company had no loans for which interest is no longer being accrued, no loans past due 90 days or more, and no impaired loans. For the year ended December 31, 1998, the Company had foregone $35,000 of interest income as a result of non-accrual loans or restructured debt. For the years ended December 31, 1997

                             HERITAGE COMMERCE CORP
and 1996, the Company had $17,000 and no forgone interest income as a result of non-accrual loans or restructured debt.

     HBC's SBA loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans as of December 31, 1998 and 1997 were approximately $9,130,000 and $5,961,000, respectively. Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions.

     The Company's loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and service) and real estate lending, with the balance in consumer loans. Due to increased customer dispersion outside of the Company's primary market area attributed to the introduction of the internet credit card, the Company has decreased the geographic risks inherent in its loan portfolio. However, while no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

     In February 1998, HBC entered into a contract with Internet Access Financial Corporation to provide a credit card over the internet. These customers are not limited to Northern California, the Company's primary market area, as the product is available to anyone across the country.

     HBC and HBEB make loans to executive officers, directors, and their affiliates in the ordinary course of business. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable terms for the Banks. During 1998, new loans in the amount of $188,000 were made to related parties, while $1,340,000 was repaid to the Banks. As of December 31, 1998 and 1997 the Banks had $993,000 and $2,145,000 in loans outstanding to related parties.

(4) PREMISES AND EQUIPMENT

     Premises and equipment as of December 31 were as follows:

                                                         1998          1997
                                                      ----------    ----------
Furniture and equipment.............................  $2,677,000    $1,812,000
Leasehold improvements..............................   1,368,000       644,000
Software............................................     678,000       361,000
                                                      ----------    ----------
                                                       4,723,000     2,817,000
Accumulated depreciation and amortization...........  (1,485,000)     (846,000)
                                                      ----------    ----------
Premises and equipment, net.........................  $3,238,000    $1,971,000
                                                      ==========    ==========

(5) DEPOSITS

     Deposits as of December 31, were as follows:

                                                      1998            1997
                                                  ------------    ------------
Demand, non-interest bearing....................  $120,854,000    $ 97,737,000
Demand, interest bearing........................     9,035,000       6,319,000
Savings and money market........................   131,518,000      96,712,000
Time deposits, $100,000 and over................    58,847,000      34,948,000
Time deposits, less than $100,000...............    29,793,000       7,262,000
                                                  ------------    ------------
          Total deposits........................  $350,047,000    $242,978,000
                                                  ============    ============

                             HERITAGE COMMERCE CORP

     In addition to the deposits listed above are deposits held for sale totaling $18,911,000. This amount consists of a portion of HBC's bankruptcy deposit portfolio.

     As of December 31, 1998, the scheduled maturities of time deposits were as follows:

                          YEAR
                          ----
1999....................................................  $86,053,000
2000....................................................    1,737,000
2001....................................................      850,000
                                                          -----------
          Total time deposits...........................  $88,640,000
                                                          ===========

(6) BORROWING ARRANGEMENTS

  Available Lines of Credit

     The Company has federal funds purchase lines of $15,000,000 and $6,000,000, respectively, from two correspondent banks, and a repurchase arrangement of $20,000,000 with a commercial brokerage firm. There were no borrowings under these arrangements as of December 31, 1998. The repurchase agreement is an overnight loan, with terms negotiated based on the nature of the securities offered for repurchase.

     Information concerning borrowings under the above arrangements is as follows:

                                                           1998        1997
                                                          -------    --------
Average balance during the year.........................  $40,000    $297,000
Average interest rate during the year...................     6.17%       5.72%
Maximum month-end balance during the year...............  $    --    $300,000
Average rate at December 31.............................       --          --

(7) INCOME TAXES

     The provision for income taxes for the years ended December 31, consisted of the following:

                                           1998           1997         1996
                                        -----------    ----------    ---------
Current:
  Federal.............................  $ 1,734,000    $  939,000    $ 135,000
  State...............................      607,000       353,000      218,000
                                        -----------    ----------    ---------
          Total current...............    2,341,000     1,292,000      353,000
                                        -----------    ----------    ---------
Deferred:
  Federal.............................     (814,000)     (372,000)    (104,000)
  State...............................     (202,000)      (76,000)     (29,000)
                                        -----------    ----------    ---------
          Total deferred..............   (1,016,000)     (448,000)    (133,000)
                                        -----------    ----------    ---------
Provision for income taxes............  $ 1,325,000    $  844,000    $ 220,000
                                        ===========    ==========    =========

     The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                                    1998      1997      1996
                                                    ----      ----      -----
Statutory federal income tax rate.................  35.0%     35.0%      35.0%
State income taxes, net of federal tax benefit....   7.7       7.5        7.7
Change in valuation allowance.....................    --      (8.7)     (29.5)
Non-taxable interest income.......................  (5.8)     (2.3)        --
Officer's life insurance..........................  (2.2)       --         --
Other.............................................   3.4       3.5        0.4
                                                    ----      ----      -----
Effective tax rate................................  38.1%     35.0%      13.6%
                                                    ====      ====      =====

                             HERITAGE COMMERCE CORP

     Net deferred tax asset as of December 31 consists of the following:

                                                           1998         1997
                                                        ----------   ----------
Deferred tax assets:
  Allowance for loan losses...........................  $1,541,000   $  886,000
  Excess servicing rights.............................     114,000       99,000
  Deferred rent.......................................      77,000       89,000
  Accrued expenses....................................     237,000       20,000
  Other...............................................      31,000       31,000
                                                        ----------   ----------
Deferred tax asset....................................   2,000,000    1,125,000
                                                        ----------   ----------
Deferred tax liabilities:
  Securities available-for-sale.......................    (448,000)    (314,000)
  Accrual to cash adjustment..........................    (164,000)    (278,000)
  Depreciation........................................     (76,000)    (169,000)
  State income taxes..................................    (163,000)     (97,000)
                                                        ----------   ----------
Deferred tax liability................................    (851,000)    (858,000)
                                                        ----------   ----------
Net deferred tax asset................................  $1,149,000   $  267,000
                                                        ==========   ==========

(8) SHAREHOLDERS' EQUITY

  Common Stock

     In December, 1995, HBC declared a 10% stock dividend payable to shareholders of record as of February 5, 1996. In January, 1997, the HBC declared a 5% stock dividend payable to shareholders of record as of February 5, 1997. In July, 1997, HBC declared a three-for-two stock split for shareholders of record as of August 1, 1997. In January, 1999 the Company declared a three-for-two stock split for shareholders of record as of February 5, 1999.

  Stock Option Plan

     The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. The Plan had 935,550 shares (adjusted for stock dividends and splits) originally authorized for issuance, with an addition to the plan of 543,703 shares made during 1997. During 1998, an additional 178,093 shares were added to the Plan for future grants. As of December 31, 1998, 315,232 shares are available for future grants under the Plan.

                             HERITAGE COMMERCE CORP

     Option activity under the Plan is as follows:

                                                      NUMBER     WEIGHTED AVERAGE
                                                     OF SHARES    EXERCISE PRICE
                                                     ---------   ----------------
Balances, January 1, 1996
(223,734 exercisable at a weighted average exercise                   $ 3.87
  price of $3.85)..................................    789,333
                                                     ---------        ------
Granted (weighted average fair value of $2.11).....     98,016          5.09
Exercised..........................................    (10,144)         3.85
Cancelled..........................................    (15,485)         3.91
                                                     ---------        ------
Balances, December 31, 1996
(413,223 exercisable at a weighted average exercise                     4.01
  price of $3.89)..................................    861,720
                                                     ---------        ------
Granted (weighted average fair value of $2.95).....    120,928          6.48
Exercised..........................................    (13,567)         3.87
Cancelled..........................................    (10,298)         4.37
                                                     ---------        ------
Balances, December 31, 1997
(652,924 exercisable at a weighted average exercise                     4.32
  price of $4.09)..................................    958,783
                                                     ---------        ------
Granted (weighted average fair value of $4.92).....    425,400         11.54
Exercised..........................................    (30,060)         4.15
Cancelled..........................................    (12,009)         5.79
                                                     ---------        ------
Balances, December 31, 1998
(902,867 exercisable at a weighted average exercise                   $ 6.60
  price of $5.25)..................................  1,342,114
                                                     =========        ======

     Additional information regarding options outstanding under the Plan as of December 31, 1998 is as follows:

                               OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                    ------------------------------------------   ----------------------------
                                   WEIGHTED
                                    AVERAGE
                                   REMAINING       WEIGHTED                       WEIGHTED
     RANGE OF         NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
  EXERCISE PRICES   OUTSTANDING   LIFE (YRS.)   EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
  ---------------   -----------   -----------   --------------   -----------   --------------
  $ 3.85 -  4.85...    744,831       5.62           $ 3.89         675,607         $ 3.88
    4.86 -  5.85...    150,883       8.14             5.56          90,001           5.57
    5.86 - 10.67...    202,500       9.36            10.29          38,112          10.23
   10.68 - 18.01...    243,900       9.81            12.43          99,147          12.33
                     ---------                                     -------
  $ 3.85 - 18.01...  1,342,114       7.23           $ 6.60         902,867         $ 5.25
                     =========                                     =======

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option arrangements.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following

                             HERITAGE COMMERCE CORP
weighted average assumptions: expected life, 84 months; risk-free interest rate, 4.70% for 1998, 5.75% for 1997 and 6.60% for 1996; stock volatility of 30% in
1998 and 1997 and 20% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

     If the computed fair values of the 1998, 1997, and 1996 awards had been amortized to expense over the vesting periods of the awards, pro forma net income and earnings per common share would have been as shown in the following table. Options that were granted prior to January 1, 1995 with vesting periods in 1995 and later are excluded from the pro-forma results indicated for 1996 in the following table:

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Net Income
  As reported................................    $2,150,000    $1,565,000    $1,401,000
  Pro forma..................................     1,146,000     1,000,000     1,093,000
Net income per common share -- basic
  As reported................................          0.41          0.32          0.32
  Pro forma..................................          0.22          0.20          0.25
Net income per common share -- diluted
  As reported................................          0.37          0.30          0.31
  Pro forma..................................          0.20          0.19          0.24

(9) LEASES

     The Company leases its premises under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

Year ending December 31,
  1999...................................................  $  783,000
  2000...................................................     750,000
  2001...................................................     760,000
  2002...................................................     750,000
  2003...................................................     673,000
Thereafter...............................................   3,623,000
                                                           ----------
Total....................................................  $7,339,000
                                                           ==========

     Rent expense under operating leases was $613,000, $314,000, and $225,000, during the years ended December 31, 1998, 1997, and 1996, respectively. Rent expense was reduced by deferred rent concessions on one of the Company's locations of $47,000, $50,000, and $32,000, respectively.

(10) BENEFIT PLANS

     The Company offers a 401(k) savings plan. All salaried employees are eligible to contribute up to 20% of their pre-tax compensation (subject to an IRS limitation of $10,000 in 1998) to the plan through salary deductions under
Section 401(k) of the Internal Revenue Code. The Company does not match employee contributions.

     During 1997, the Company initiated an employee stock ownership plan. The plan allows the Company to purchase shares on the open market and award those shares to certain employees in lieu of paying cash bonuses. To be eligible to receive an award of shares under this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company, or its subsidiaries, on December 31. Individual awards under this plan generally vest over four years, with prorated payments made to qualified employees upon termination of employment. During 1998 and 1997, the Company funded $200,000 and $98,000 into the plan. The amount funded into this plan was recognized as salaries and benefits expense in the Company's financial statements.

                             HERITAGE COMMERCE CORP

     During 1997 the Company also adopted HBC's director compensation program. An option of the director compensation program is the deferral of fees ("Deferral Plan"). Under the Deferral Plan, a participating director may defer up to 100% of his monthly board fees into the Deferral Plan for up to ten years. Amounts deferred earn interest at the rate of 8% per annum. The director may elect a distribution schedule of up to ten years with interest accruing (at the same 8%) on the declining balance.

     The Company has purchased life insurance policies on the lives of directors who have agreed to participate in the Deferral Plan. It is expected that the earnings on these policies will offset the cost of the program. In addition, the Company will receive death benefit payments upon the death of the director. The proceeds will permit the Company to "complete" the deferral program as the director originally intended if he dies prior to the completion of the deferral program. The disbursement of deferred fees is accelerated at death and commences one month after the director dies.

     In the event of the director's disability prior to attainment of his benefit eligibility date, the director may request that the Board permit him to receive an immediate disability benefit equal to the value of the director's deferral account.

     In June of 1997, the Company provided each of its directors, and certain officers, with a non qualified, defined contribution retirement and death benefit plan. The amount of each respective potential annual retirement benefit is indexed to the financial performance of life insurance policies, owned by the Company and insuring the life of the respective director. The Company records as income any earnings on the policies, however, it retains only the amount of earnings which would have been earned had it purchased a one year Treasury Bill. The "excess earnings" of each insurance policy is credited to a liability reserve account for the benefit of the director. Each plan participant earns a vested interest in the balance of his or her respective liability reserve account, at the rate of 12% per annum, beginning with that individual's first year of service and cumulating for as long as the director remains in the service of the Company, or until the director achieves 100% vesting. In addition, as required by SFAS No. 87, the Company has estimated the expected future benefit obligation under these plans and is recording the annual increase in benefit

(11) DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1998 and 1997 were as follows:

                                             1998                          1997
                                  ---------------------------   ---------------------------
                                    CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                    AMOUNTS       FAIR VALUE      AMOUNTS       FAIR VALUE
                                  ------------   ------------   ------------   ------------
Assets
  Cash and cash equivalents.....  $ 46,639,000   $ 46,639,000   $ 43,185,000   $ 43,185,000
  Securities....................    76,793,000     77,490,000     87,697,000     88,104,000
  Loans, net....................   265,561,000    265,513,000    126,485,000    126,474,000

Liabilities
  Demand deposits, non-interest
     bearing....................  $124,995,000   $124,995,000   $ 97,737,000   $ 97,737,000
  Demand deposits, interest
     bearing....................     9,061,000      9,061,000      6,319,000      6,319,000
  Savings and money market......   143,518,000    143,518,000     96,712,000     96,712,000
  Time deposits.................    91,384,000     91,578,000     42,210,000     42,205,000

                             HERITAGE COMMERCE CORP

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

     The fair value of performing, fixed rate loans is calculated by discounting scheduled future cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value of variable rate loans is the carrying amount as these loans generally reprice within 90 days. The fair value calculations are adjusted by the allowance for loan losses.

  Deposits

     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, and money market accounts, approximates the amount payable on demand. The carrying amount approximates the fair value of time deposits with a remaining maturity of less than 90 days. The fair value of all other time deposits is calculated based on discounting the future cash flows using rates currently offered by the Company for time deposits with similar remaining maturities.

  Securities Sold Under Agreements to Repurchase

     The fair value of securities sold under agreements to repurchase approximates the carrying amount due to the short maturity.

  Limitations

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Fair value estimates are based on judgements regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(12) COMMITMENTS AND CONTINGENT LIABILITIES

  Financial Instruments with Off-Balance Sheet Risk

     Both HBC and HBEB are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk, in excess of the amounts recognized in the balance sheets.

     The Banks' exposure to credit loss in the event of non-performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and

                             HERITAGE COMMERCE CORP
conditional obligations as it does for on-balance sheet instruments. Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. The Banks' control the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

     Commitments to extend credit as of December 31, were as follows:

                                                       1998           1997
                                                   ------------    -----------
Commitments to extend credit.....................  $114,816,000    $68,611,000
Standby letters of credit........................     4,619,000      2,370,000
                                                   ------------    -----------
                                                   $119,435,000    $70,981,000
                                                   ============    ===========

     Commitments to extend credit are agreements to lend to a client as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Banks evaluate each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and/or residential properties. Fair value of these instruments is not material.

     Standby letters of credit are written conditional commitments issued by the Banks to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Fair value of these instruments is not material.

(13) BUSINESS SEGMENTS

     Both HBC and HBEB are commercial banks, which primarily offer similar products to customers located in Santa Clara and Alameda counties of California. No customer accounts for more than 10 percent of revenue for either HBC, HBEB or the Company. Accordingly, the Company and its subsidiary banks all operate as one business segment.

(14) REGULATORY MATTERS

     The Company and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1998, the Company meets all capital adequacy guidelines to which it is subject.

     The most recent notification from the FDIC categorized HBEB as well-capitalized and HBC as adequately capitalized under the regulatory framework for prompt corrective action. Under the framework, HBC's capital levels do not allow the Bank to accept brokered deposits without prior approval from the regulators. To be categorized as adequately capitalized the Company must maintain minimum total risk-

                             HERITAGE COMMERCE CORP
based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Company's actual capital amounts and ratios are also presented in the table.

                                                                             TO BE WELL-
                                                                          CAPITALIZED UNDER
                                                      FOR CAPITAL         PROMPT CORRECTIVE
                                 ACTUAL           ADEQUACY PURPOSES:     ACTION PROVISIONS:
                           -------------------    -------------------    -------------------
                             AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT      RATIO
                           -----------   -----    -----------   -----    -----------   -----
As of December 31, 1998
Total Capital (to risk-
  weighted assets).......  $33,675,000   10.4%    $25,895,000    >8.0%       N/A       >N/A
Tier 1 Capital (to risk-
  weighted assets).......  $29,850,000    9.2%    $12,948,000    >4.0%       N/A       >N/A
Tier 1 Capital (to
  average assets)........  $29,850,000    9.0%    $13,282,000    >4.0%       N/A       >N/A
As of December 31, 1997
Total Capital (to risk-
  weighted assets).......  $23,784,000   15.8%    $12,033,000    >8.0%       N/A       >N/A
Tier 1 Capital (to risk-
  weighted assets).......  $21,899,000   14.6%    $ 6,017,000    >4.0%       N/A       >N/A
Tier 1 Capital (to
  average assets)........  $21,899,000   10.3%    $ 8,499,000    >4.0%       N/A       >N/A

     HBC's actual capital amounts and ratios are also presented in the table.

                                                                                 TO BE WELL-
                                                                                 CAPITALIZED
                                                                                UNDER PROMPT
                                                          FOR CAPITAL            CORRECTIVE
                                     ACTUAL            ADEQUACY PURPOSES      ACTION PROVISIONS
                               -------------------    -------------------    -------------------
                                 AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT      RATIO
                               -----------   -----    -----------   -----    -----------   -----
As of December 31, 1998
Total Capital
  (to risk-weighted
  assets)....................  $27,697,000    9.3%    $23,837,000    >8.0%   $29,797,000    >10%
Tier 1 Capital
  (to risk-weighted
  assets)....................  $24,172,000    8.1%    $11,919,000    >4.0%   $17,878,000     >6%
Tier 1 Capital
  (to average assets)........  $24,172,000    7.3%    $13,184,000    >4.0%   $16,480,000     >5%
As of December 31, 1997
Total Capital
  (to risk-weighted
  assets)....................  $23,784,000   15.8%    $12,033,000    >8.0%   $15,042,000    >10%
Tier 1 Capital
  (to risk-weighted
  assets)....................  $21,899,000   14.6%    $ 6,017,000    >4.0%   $ 9,025,000     >6%
Tier 1 Capital
  (to average assets)........  $21,899,000   10.3%    $ 8,499,000    >4.0%   $10,624,000     >5%

                             HERITAGE COMMERCE CORP

     HBEB's actual capital amounts and ratios are also presented in the table.

                                                                                 TO BE WELL-
                                                                                 CAPITALIZED
                                                                                 UNDER PROMPT
                                                           FOR CAPITAL            CORRECTIVE
                                        ACTUAL          ADEQUACY PURPOSES     ACTION PROVISIONS
                                  ------------------    ------------------    ------------------
                                    AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
                                  ----------   -----    ----------   -----    ----------   -----
As of December 31, 1998
Total Capital
  (to risk-weighted assets).....  $5,402,000   19.2%    $2,254,000    >8.0%   $2,818,000    >10%
Tier 1 Capital
  (to risk-weighted assets).....  $5,102,000   18.1%    $1,127,000    >4.0%   $1,691,000     >6%
Tier 1 Capital
  (to average assets)...........  $5,102,000   13.4%    $1,525,000    >4.0%   $1,906,000     >5%

     The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. As of December 31, 1998, the Company maintained reserves of $5,217,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

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

(15) COMPREHENSIVE INCOME

     The following is a summary of the components of accumulated other comprehensive income.

                                            1998          1997          1996
                                         ----------    ----------    ----------
Net Income.............................  $2,150,000    $1,565,000    $1,401,000
Other comprehensive income, net of tax:
  Add: net unrealized holding gain
     (loss) on available-for-sale
     securities during the year........   1,030,000       303,000      (195,000)
  Less: reclassification adjustment for
     realized gains on available for
     sale securities included in net
     income during the year............    (790,000)     (106,000)      (50,000)
                                         ----------    ----------    ----------
Other comprehensive income.............     240,000       197,000      (245,000)
                                         ----------    ----------    ----------
Accumulated other comprehensive
  income...............................  $2,390,000    $1,762,000    $1,156,000
                                         ==========    ==========    ==========

                             HERITAGE COMMERCE CORP

(16) PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     As described in Note 1 to the consolidated financial statements, the merger of Heritage Bank of Commerce with the Company became effective February 17, 1998. The condensed financial statements of Heritage Commerce Corp (parent company only) follow:

                                                          DECEMBER 31,
                                                              1998
                                                          ------------
CONDENSED BALANCE SHEET
Cash....................................................  $   466,000
Investment in and advancements to subsidiaries..........   28,647,000
                                                          -----------
          Total.........................................  $29,113,000
                                                          ===========
Liabilities.............................................  $  (116,000)
Shareholders' Equity....................................   29,229,000
                                                          -----------
          Total.........................................  $29,113,000
                                                          ===========

                                                          DECEMBER 31,
                                                              1998
                                                          ------------
CONDENSED INCOME STATEMENT
Dividends from Bank subsidiaries........................  $   300,000
Interest income.........................................       15,000
Other expenses..........................................     (617,000)
                                                          -----------
Loss before equity in net income of subsidiary banks....     (302,000)
Equity in undistributed net income of subsidiaries......    2,336,000
Income tax benefit......................................      116,000
                                                          -----------
Net Income..............................................    2,150,000
                                                          -----------
Other comprehensive income..............................      240,000
                                                          -----------
Comprehensive income....................................  $ 2,390,000
                                                          ===========

                                                           YEAR ENDED
                                                          DECEMBER 31,
                                                              1998
                                                          ------------
STATEMENT OF CASH FLOWS
Cash flows from operating activities:
  Net Income............................................  $ 2,150,000
Adjustments to reconcile net income to net cash provided
  (used) by operations:
  Equity in undistributed income (losses) of
     subsidiaries.......................................   (2,336,000)
  Net change in other liabilities.......................     (116,000)
                                                          -----------
Net cash used by operating activities...................     (302,000)
Cash flows from investing activities:
  Other (dividends received from Bank subsidiaries).....      300,000
                                                          -----------
Net cash provided by investing activities...............      300,000
Cash flows from financing activities:
  Proceeds from issuance of common stock................    5,969,000
  Proceeds distributed to subsidiaries..................   (5,500,000)
                                                          -----------
Net cash provided by financing activities...............      469,000
Net increase in cash and cash equivalents...............      467,000
Cash, beginning of year.................................           --
                                                          -----------
Cash, end of year.......................................  $   467,000
                                                          ===========

                             HERITAGE COMMERCE CORP

(17) OTHER MATTERS (UNAUDITED)

  New Branches

     On December 22, 1998, HBC received authorization from the California Department of Financial Institutions to open a full service branch in the city of Morgan Hill, California. HBC opened the branch on March 1, 1999.

                               INDEX TO EXHIBITS

                                                                           INCORPORATED BY REFERENCE
                                                                               TO REPORT ON FORM
EXHIBIT                                                     FILED     ------------------------------------
NUMBER                      DESCRIPTION                    HEREWITH   8-A DATED   10-K DATED   EXHIBIT NO.
-------                     -----------                    --------   ---------   ----------   -----------
   3.1    Heritage Commerce Corp Articles of                           3-5-98                      4.1
          Incorporation:
          [Incorporated herein by reference from Exhibit
          4 to Heritage Commerce Corp's Form 8-A:
          Registration of Securities Pursuant to Section
          12(g) of the Securities Exchange Act of 1933
          dated March 5, 1998 (File No. 000-23877)]
   3.2    Heritage Commerce Corp Bylaws:                               3-5-98                      4.2
          [Incorporated herein by reference from Exhibit
          4 to Heritage Commerce Corp's Form 8-A:
          Registration of Securities Pursuant to Section
          12(g) of the Securities Exchange Act of 1933
          dated March 5, 1998 (File No. 000-23877)]
  10.1    Real Property Leases for properties located at               3-5-98                      1
          150 Almaden Blvd., San Jose and 100 Park Center
          Plaza, San Jose. [This exhibit is incorporated
          by reference to the paper filing of Heritage
          Commerce Corp's Form 8-A filed March 5, 1998
          (File No. 000-23877).]
  10.2    Employment agreement with Mr. Rossell dated                  3-5-98                      1
          June 8, 1994 [This exhibit is incorporated by
          reference to the paper filing of Heritage
          Commerce Corp's Form 8-A filed March 5, 1998
          (File No. 000-23877).]
  10.3    Employment agreement with Mr. Gionfriddo dated               3-5-98                      1
          June 8,1994 [This exhibit is incorporated by
          reference to the paper filing of Heritage
          Commerce Corp's Form 8-A filed March 5, 1998
          (File No. 000-23877).]
  10.4    Amendment No. 2 to Employment Agreement with                             3-31-98        10.4
          Mr. Gionfriddo
  10.5    Employment agreement with Mr. Conniff dated         X
          April 30, 1998
  10.6    Employment agreement with Mr. Nethercott dated      X
          April 16, 1998
  10.7    Employment agreement with Mr. McGovern dated        X
          July 16, 1998
  21.1    Subsidiaries of the registrant                      X
  23.1    Consent of Deloitte & Touche LLP dated March        X
          26, 1999
  23.2    Consent of KPMG Peat Marwick LLP dated March        X
          25, 1999
  27.1    Financial data schedule                             X