Form 10-Q
period 1999-03-31
HERITAGE COMMERCE CORP
filed 1999-05-14
CIK 1053352

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999
                                       or
[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transitional period from        to

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

                                     None
(Former name, former address and former fiscal year,if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          	[X] Yes	     	[ ] No

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 5,585,184 shares of Common Stock outstanding on May 3, 1999.

                    HERITAGE COMMERCE CORP AND SUBSIDIARY
                        QUARTERLY REPORT ON FORM 10-Q

                               Table of Contents

Part I - Financial Information                                         Page
Item 1.  Condensed Consolidated Statements of Financial Condition        1
         At March 31, 1999 and December 31, 1999

         Condensed Consolidated Statements of Income                     2
         For the three months ended March 31, 1999 and 1998

         Condensed Consolidated Statements of Cash Flows                 3
         For the three months ended March 31, 1999 and 1998

         Condensed Consolidated Notes to Financial Statements            4
Item 2. Management's Discussion and Analysis of Financial Condition 6 and Results of Operations
Item 3.  Quantitative and Qualitative Disclosures About Market Risk     15

Part II - Other Information
Item 1.  Legal Proceedings                                              16
Item 2.  Submission of Matters to a Vote of Security Holders            16
Item 3.  Other Information                                              16
Item 4.  Exhibits and Reports on Form 8-K                               16

Signatures                                                              17

                      HERITAGE COMMERCE CORP AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition

             ASSETS                            March 31, 1999  December 31, 1998
                                                (Unaudited)
Cash and due from banks                         $ 14,837,000     $  18,039,000
Federal funds sold                                14,415,000        28,600,000
   Total cash and cash equivalents                29,252,000        46,639,000

Securities available-for-sale, at fair value      52,413,000        50,249,000
Securities held-to-maturity, at amortized cost    13,867,000        26,544,000
(fair value of $14,166,000 and $27,240,000,
 respectively)

Loan held for sale, at fair value                 12,306,000        33,079,000
Loans                                            231,274,000       236,307,000
Allowance for loan losses                         (4,277,000)       (3,825,000)
     Loans, net                                  226,997,000       232,482,000

Premises and equipment, net                        3,102,000         3,238,000
Accrued interest receivable and other assets      11,490,000         7,240,000
Other investments                                  8,941,000         5,460,000

TOTAL                                          $ 358,368,000    $  404,931,000



LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits                                    $ 322,046,000    $  350,047,000
   Deposits held for sale                                ---        18,911,000
   Accrued interest payable and other
      liabilities                                  5,393,000         5,276,000
            Total liabilities                    327,439,000       374,234,000

Commitments and contingencies
Shareholders' equity:
  Preferred Stock, 10,000,000 shares
        authorized; none outstanding                      ---              ---
  Common Stock, no par value; 30,000,000
    shares authorized;shares issued and
    outstanding: 5,561,656 at March 31,
    1999 and 5,554,552 at December 31, 1998        29,455,000       29,418,000
Accumulated other comprehensive income,
        net of taxes                                  225,000          658,000
Retained Earnings                                   1,249,000          621,000
            Total shareholders' equity             30,929,000       30,697,000

TOTAL                                           $ 358,368,000   $  404,931,000

See notes to condensed consolidated financial statements


                   HERITAGE COMMERCE CORP AND SUBSIDIARY
           Condensed Consolidated Statements of Income (Unaudited)

                                                 Three months ended March 31,
                                                     1999            1998
Interest income:
  Loans, including fees                          $  6,031,000    $ 3,550,000
  Securities,  taxable                                624,000      1,233,000
  Securities,  non-taxable                            173,000        120,000
  Federal funds sold                                  336,000        217,000
Total interest income                               7,164,000      5,120,000

Interest expense:
  Deposits                                          2,160,000      1,342,000
  Other                                                11,000            ---
Total interest expense                              2,171,000      1,342,000

Net interest income before provision for loan
losses                                              4,993,000      3,778,000

Provision for loan losses                             643,000        160,000

Net interest income after provision for loan
losses                                              4,350,000      3,618,000

Other income:
   Gain on sale of loans held for sale                 46,000            ---
   Gain on sale of securities available for sale      771,000         18,000
   Service charges and other fees                      69,000         50,000
   Other investment income                             80,000         52,000
   Other income                                       258,000         11,000
Total other income                                  1,224,000        131,000

Other expenses:
   Salaries and employee benefits                   2,422,000      1,580,000
   Client services                                    661,000        325,000
   Furniture and equipment                            297,000        171,000
   Advertising and promotion                          149,000        152,000
   Occupancy                                          232,000        150,000
   Professional fees                                  170,000        164.000
   Loan origination costs                             116,000         82,000
   Stationery & supplies                               79,000         55,000
   Telephone expense                                   50,000         46,000
   Other                                              411,000        293,000
Total other expenses                                4,587,000      3,018,000

Net income before income taxes                        987,000        731,000

Income taxes                                          360,000        278,000
Net income                                         $  627,000     $  453,000

Earnings per share:
     Basic                                            $  0.11        $  0.09
     Diluted                                          $  0.10        $  0.08

See notes to condensed consolidated financial statements


                         HERITAGE COMMERCE CORP
         Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                 Three Months ended  March 31,
                                                   1999              1998
Cash flows from operating activities:
Net income                                        $   627,000      $  453,000

Adjustments to reconcile net income to net
        cash used by operating activities:
  Depreciation and amortization                       203,000         125,000
  Provision for loan losses                           643,000         160,000
  Gain on sale of securities available-for-sale      (771,000)        (18,000)
  Net amortization of premiums / accretion of
     discounts                                        (34,000)        (27,000)
  Proceeds from sales of loans                      2,317,000         (18,000)
  Originations of loans held for sale                (322,000)     (1,813,000)
  Maturities of loans held for sale                 2,158,000          18,000
  Increase in accrued interest receivable and
    other assets                                   (4,248,000)        (97,000)
  Decrease (increase)in accrued interest payable
    and other liabilities                             403,000        (299,000)

Net cash provided by (used by)
          operating activities                        976,000      (1,516,000)

Cash flows from investing activities:
  Net decrease (increase) in loans                 21,462,000     (12,310,000)
  Purchases of investment securities
     available-for-sale                           (21,252,000)    (11,637,000)
  Maturities of investment securities
     available-for-sale                             2,984,000       3,046,000
  Sales of investment securities
     available-for-sale                            27,749,000          18,000
  Purchases of investment securities
     held-to-maturity                                     ---      (3,083,000)
  Maturities of investment securities
     held-to-maturity                               1,115,000       1,867,000
  Purchases of corporate owned life insurance      (3,480,000)        (52,000)
  Capital expenditures                                (67,000)       (809,000)

Net cash provided by (used by) investing
activities                                         28,511,000     (22,960,000)

Cash flows from financing activities:
  Net (decrease) increase in deposits             (46,912,000)     61,187,000
  Proceeds from exercise of stock options              38,000             ---

Net cash (used by) provided by financing
activities                                        (46,874,000)     61,187,000

Net (decrease) increase in cash and
cash equivalents                                  (17,387,000)     36,711,000

Cash and cash equivalents, beginning of period     46,639,000      43,185,000

Cash and cash equivalents, end of period         $ 29,252,000    $ 79,896,000

Other cash flow information:
Interest paid in cash                            $  2,246,000    $  1,239,000
Income taxes paid in cash                             728,000         385,000

See notes to condensed consolidated financial statements


                  HERITAGE COMMERCE CORP AND SUBSIDIARY
          Notes to Condensed Consolidated Financial Statements
                             March 31, 1999
                              (Unaudited)

1) Basis of Presentation

   The unaudited condensed consolidated financial statements of Heritage Commerce Corp and its wholly owned subsidiaries, Heritage Bank of Commerce and Heritage Bank East Bay, have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1998.

   In the Company's opinion, all adjustments necessary for a fair presentation of these condensed consolidated financial statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

   The results for the three months ended March 31, 1999 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 1999.

2) Share and Per Share Amounts

   Earnings per common share (basic) are calculated based on the weighted average number of shares outstanding during the period. Earnings per common and common equivalent share (diluted) are calculated based on the weighted average number of shares outstanding during the period, plus equivalent shares representing the dilutive effect of stock options. All share numbers have been restated for the stock split in February, 1999. Reconciliation of weighted average shares used in computing earnings per share are as follows:


                                                        Years ended March 31,
                                                       1999             1998
Weighted average common shares outstanding            5,556,919      4,943,844
Diluted effect of stock options outstanding             855,479        554,925
Shares used in computing diluted earnings per share   6,412,398      5,498,769


3) Adoption of  FAS 133

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 , "Accounting for Derivative Instruments and Hedging Activities." The Company adopted the provisions of SFAS No. 133 effective February 1, 1999. Because of the Company's minimal use of derivatives, the adoption of SFAS No. 133 did not significantly impact the Company's earnings or financial position. As allowed by SFAS No. 133 the Company transferred approximately $11.67 million of certain securities from the held-to-maturity to available-for-sale classification. The realized and unrealized gains on the securities transferred were not material to the Company.

4) Comprehensive Income

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement in the first quarter of 1999 resulted in a change in the financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows. Certain amounts in the prior period have been reclassified to conform to the current presentation under SFAS No. 130. Total comprehensive income for the three months ended March 31, 1999 and 1998 was $195,000 and $488,000, respectively.

The following is a summary of the components of accumulated other comprehensive income:

                                                    For the Three Months Ended
                                               March 31,1999     March 31,1998
Net Income                                      $   627,000       $   453,000
Other comprehensive income, net of tax:
   Net unrealized gain on securities
   available-for-sale during the period             338,000            46,000
   Less:reclassification adjustment for
        realized gains on available for sale
        securities included in net income
        during the period                          (770,000)          (11,000)
Other comprehensive income                         (432,000)           35,000
Comprehensive income                             $   195,00        $  488,000


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

OVERVIEW

Net income for the quarter ended March 31, 1999 was $627,000, or $0.10 per diluted share, as compared to net income of $453,000, or $0.08 per diluted share, for the same period in 1998. The increase was attributable to growth in the level of earning assets overall, and of loans in particular, funded by new deposits at favorable weighted average rates of interest. Return on average assets annualized for the first three months of 1999 and 1998 was 0.69%. Annualized return on average equity for the first three months of 1999 was 8.20%, compared to 8.08% for the first three months of 1998.

Average interest earning assets for the quarter ended March 31, 1999 were up $93,595,000, or 40%, over 1998, with much of the increase primarily attributable to growth in loans. The average rate earned on loans in the first quarter of 1999 was 10.03%, compared to 10.93% in the first quarter of 1998. The average rate on earning assets was 8.81% for the quarter ended March 31, 1999, compared to 8.79% for the quarter ended March 31, 1998.

Average interest bearing liabilities increased $84,193,000, or 57%, from three months ended March 31,1998 to the same periods in 1999, with the increase attributable to growth in interest bearing demand deposits, money market accounts, growth in time deposits of $100,000 or more, and growth in time deposits in support of the internet credit card program. The average rate paid on interest bearing liabilities increased to 3.78% at March 31, 1999 from 3.65% at March 31, 1998. The Company's net interest margin was 6.14% from the first three months ended March 31, 1999, compared with 6.49% for the first three months ended March 31,1998.

The Company's non-performing assets increased to $2,269,000 at March 31, 1999 from zero at March 31, 1998, due to local market conditions, the increase in size of the loan portfolio and an increase in dilinquent consumer loans.

Shareholders' equity increased $232,000 to $30,929,000, or 8.64% of assets, at March 31, 1999, from $30,697,000 or 7.58% of assets, at December 31, 1998.
The Company's Tier 1 and total risk-based capital ratios were 10.30% and 11.55% at March 31, 1999, compared to 9.2% and 10.4%, respectively, at December 31, 1998, and 13.1% and 14.6%, respectively, at March 31, 1998. Due to the overall growth in total assets, more specifically the growth in the loan portfolio, the Company's leverage capital ratio stood at 8.32% at March 31, 1999. This compares with a leverage ratio of 9.0% at December 31, 1998 and 8.4% at March 31, 1998.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields for the periods presented:


                          For the Three Months Ended   For the Three Months Ended
                               March 31, 1999                March 31, 1998
                                    Interest  Average           Interest  Average
                           Average  Income/   Yield/   Average  Income/   Yield/
(Dollars in thousands)     Balance  Expense   Rate     Balance  Expense   Rate
Assets:
  Loans, net             $ 243,894   $ 6,031   10.03%  $ 131,672  $ 3,550  10.93%
Investments securities      56,957       797    5.68%     88,375    1,353   6.21%
Federal funds sold          28,984       336    4.71%     16,193      217   5.43%
   Total interest
      earning assets     $ 329,835   $ 7,164    8.81%  $ 236,240  $ 5,120   8.79%
Cash and due
 from banks                 17,040                        19,518
Premises and
 equipment, net              3,233                         2,299
Other assets                17,510                         7,950
   Total assets          $ 367,618                     $ 266,007

Liabilities and
 shareholders' equity:
 Deposits:
   Demand,
     interest bearing     $  9,464    $    34    1.47%  $   6,205  $   29   1.89%
   Savings and
     Money market          131,273        987    3.05%     95,640     739   3.13%
   Time deposits,
     $100,000 and over      52,678        630    4.85%     39,523     489   5.01%
   Time deposits,
     less than $100,000     32,591        426    5.30%      7,512      85   4.60%
   Brokered Deposits         6,167         83    5.44%          -       -       -
 Other borrowings              911         11    4.87%         11       -   5.63%
   Total interest
   bearing liabilities    $233,084    $ 2,171    3.78%  $ 148,891 $ 1,342   3.65%
 Demand deposits            96,908                         92,020
 Other liabilities           6,583                          2,364
   Total liabilities       336,575                        243,275
 Shareholders' equity       31,043                         22,732
   Total liabilities
   and shareholders'
   equity                 $367,618                      $ 266,007

Net interest income/margin            $ 4,993    6.14%            $ 3,778   6.49%

Note:	Yields and amounts earned on loans include loan fees of $455,000 and
      $277,000 for the three month periods ended March 31, 1999 and 1998, respectively.


The Company's net interest income for the first quarter of 1999 was $4,993,000, an increase of $1,215,000 over the first quarter of 1998. When compared to the first quarter of 1998, average earning assets increased by $93,595,000. The net yield on average earning assets was 6.14% in the first quarter of 1999, compared to 6.49% in the first quarter of 1998. The increase in net interest income was primarily due to an increase in the volume of interest earning assets, predominantly loans.

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


                                               Three Months Ended March 31,
                                                       1999 vs. 1998
                                         Increase (Decrease) Due to Change In:
(Dollars in thousands)               Average Volume   Average Rate  Net Change
Interest earning assets
  Loans, net                            $ 2,775         $  (294)      $ 2,481
  Investments securities                   (441)           (115)         (556)
  Federal funds sold                        148             (29)          119
  Total interest earning assets         $ 2,482         $  (438)      $ 2,044

Interest bearing liabilities
  Demand, interest bearing              $    12         $    (7)      $     5
  Money Market and Savings                  268             (20)          248
  Time deposits, $100,000 and over          157             (16)          141
  Time deposits, less than $100,000         328             133           341
  Brokered Deposits                          83               -            83
  Other  borrowings                          11               -            11
    Total interest bearing liabilities  $   859         $   (30)      $   829
Net interest income                     $ 1,623         $  (408)      $ 1,215


Provision for Loan Losses

During the first quarter of 1999, the provision for loan losses was $643,000, up $483,000 from $160,000 for the first quarter of 1998. The increase in the provision was due to the overall growth of the loan portfolio.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                            Increase
                           Three months ended March 31,  1999 versus 1998
(Dollars in thousands)          1999        1998       Amount       Percent
Service charges and other fees  $    69   $   50      $     19           38%
Gain on sale of securities
   available-for-sale               771       18           753        4,183%
Gain on sale of loans                46        -            46            --
Other investment income              80       52            28           54%
Other income                        258       11           247        2,245%
Total                           $ 1,224   $  131      $  1,093          834%


Noninterest income for the first three months ended March 31, 1999 was $1,224,000, up $1,093,000, or 834%, from $131,000 for the first three months ended March 31, 1998. This increase was primarily the result of gains recognized on the sale of securities available-for-sale (up $753,000) and the increase in other income (up $247,000). The sale of securities represents favorable market conditions to sell securities. The increase in other income is primarily due to fee income associated with the Company's internet credit card program.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:


                                     For The Three Months Ended March 31,
                                                 Increase     Percent Increase
(Dollars in thousands)         1999       1998   (Decrease)       (Decrease)
Salaries and benefits        $ 2,422    $ 1,580    $   842            53%
Client services                  661        360        301            84%
Furniture and equipment          297        170        127            75%
Occupancy                        232        150         82            55%
Advertising and promotion        149        173        (24)          (14%)
Loan origination costs           116         82         34            41%
Professional fees                170        164          6             4%
Stationery & Supplies             79         55         24            44%
Telephone expense                 50         46          4             9%
All other                        411        238        203            85%
Total                        $ 4,587    $ 3,018    $ 1,569            52%


Noninterest expenses for the first quarter of 1999 were $4,587,000, up
$1,569,000, or 52%, from $3,018,000 for the first quarter of 1998.   The
increase in noninterest expenses reflects the growth in infrastructure to support the Company's loan and deposit growth and the opening of Heritage Bank East Bay.

Noninterest expenses consist primarily of salaries and employee benefits (53% and 52% of total noninterest expenses for the first quarter of 1999 and 1998, respectively) and client services (14% and 12% of total non-interest expenses for the first quarter of 1999 and 1998, respectively). The increase in salaries and benefits expenses was primarily attributable to an increase in the number of employees. The Company employed 142 people at March 31, 1999, up 37 from 105 employees at March 31, 1998. Client services expenses include courier and armored car costs, imprinted check costs, and other client services costs, all of which are directly related to the amount of funds on deposit at the Company. The increase in furniture and equipment expenses and in occupancy expenses was primarily attributable to an increase in the number of employees and new banking locations.

FINANCIAL CONDITION

Total assets decreased 11% to $358,368,000 at March 31, 1999, compared to $404,931,000 at December 31, 1998. The reduction was primarily due to the sale of approximately $42,000,000 in bankruptcy deposits.

Securities Portfolio

The following table summarizes the amounts and distribution of the Company's investment securities and the weighted average yields as of March 31, 1999:

                                                                   March 31, 1999 Maturity
                                       Within     After One Year       After Five
                                        One         and Within         Years and          After               Total
                                       Year         Five Years      Within Ten Years    Ten Years       Amortized Cost
(Dollars in thousands)           Amount  Yield    Amount    Yield   Amount   Yield    Amount  Yield    Amount    Yield
Securities available for sale:
   U.S. Treasury                $ 28,291 5.47%   $ 13,203  5.98%  $   ---     ---     $  ---   ---    $41,494    5.63%
   U.S. government agencies          511 6.52%      3,040  6.31%      ---     ---        ---   ---      3,551    6.34%
   Municipals - taxable              ---  ---       1,883  6.20%      ---     ---        ---   ---      1,883    6.20%
   Municipals - non-taxable          ---  ---         ---   ---     3,217     4.68%    2,268  4.78%     5,485    4.72%
     Total available for sale   $ 28,802 5.49%   $ 18,126  6.06%  $ 3,217     4.68%   $2,268  4.78%   $52,413    5.60%

Securities held to maturity:
   Municipals - taxable         $    ---  ---    $  5,927  6.46%  $   517     6.45%    $ ---   ---    $ 6,444    10.2%
   Municipals - non-taxable          ---  ---         268  4.90%    6,037     4.51%     1,118  4.59%    7,423    1.32%
     Total held to maturity     $    ---  ---    $  6,195  6.39%  $ 6,554     4.66%    $1,118  4.59%  $13,867    5.43%
     Total securities           $ 28,802 5.49%   $ 24,321  6.14%  $ 9,771     4.67%    $3,386  4.72%  $66,280    5.57%

Note: Yield on non-taxable municipals securities are not a fully tax equivalent basis.


Loans

Total gross loans decreased 2% to $231,347,000 at March 31, 1999, as compared to $236,402,000 at December 31, 1998. The decrease in loan balances was due to the payoff of loans related to the consumer credit card portfolio.

The following table indicates the Company's loan portfolio for the periods indicated:

                                     March 31,    % of     December 31,   % of
(Dollars in thousands)                 1999      Total        1998       Total
Commercial                          $  89,240     39%       $  79,567     34%
Real estate - mortgage                 58,239     25%          57,216     24%
Real estate - land and construction    53,286     23%          49,270     21%
Consumer                               30,582     13%          50,349     21%
     Total loans                      231,347    100%         236,402    100%
Deferred loan fees                        (73)                    (95)
Allowance for loan losses              (4,277)                 (3,825)
Loans, net                          $ 226,997               $ 232,482


The change in the Company's loan portfolio is primarily due to the increase in the commercial loan portfolio offset by a decline in the consumer credit card portfolio.

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

In February 1998, the Company entered into a contract with Internet Access Financial Corporation to provide a credit card over the Internet. The customers for the credit cards were not limited to Northern California, the Company's primarily market area, as the product was available to anyone across the country. The growth in 1998 in the consumer loan portfolio was attributable to the introduction of this Internet credit card. As noted in the above table, the consumer loans category declined from $50,349,000 to $30,582,000 as of March 31, 1999. The decline is due to the credit card owners reducing their liability.

As of March 31, 1999, the Company had $2,269,000 in non-accrual loans. At March 31, 1999, the Company had no non-accrual loans. At March 31, 1999, the Company had no assets classified as "Other Real Estate Owned." As of March 31,1999, the Company had no troubled debt restructuring and no loans 90 days past due and still accruing. The increase in the total loan portfolio is primarily responsible for the increase in non-performing assets.

Allowance for Loan Losses

Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions. Management has established an evaluation process designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of loss inherent in the portfolio by segregating the allowance for loan losses into four components: "watch", "special mention", "substandard" and "doubtful".

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

The following table summarizes the Company's loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:


                                                                   Year ended
                                   Three months ended March 31,   December 31,
(Dollars in thousands)                   1999            1998         1998
Balance, beginning of period/year   $    3,825      $    2,285    $    2,285
Charge-offs                               (191)            ---          (173)
Less recoveries                            ---              95           137
Net loans charged-off                     (191)             95           (36)
Provision for loan losses                  643             160         1,576
Balance, end of period / year        $   4,277       $   2,540     $   3,825

Ratios:
   Net charge-offs to average
           loans outstanding              0.08%         (0.07)%         0.02%
   Allowance for loan losses to
           average loans                  1.84%           1.93%         2.11%
   Allowance for loan losses to
           total loans                    1.85%           1.78%         1.62%
   Allowance for loan losses to
           non-performing loans         188.49%             N/A       297.04%


The increase in charge-offs relates primarily to the Company's consumer credit card portfolio.

The following table summarizes the allocation of the allowance for possible loan losses by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:


                             March 31, 1999           December 31, 1998
                                   Percent of Loan           Percent of loan
                                   each category to          each category to
(Dollars in thousands)    Amount    total loans      Amount    total loans
Commercial               $ 1,829       2.05%       $  1,567       1.98%
Real estate - mortgage       231       0.40%            224       0.39%
Real estate - land and
          construction       917       1.72%            815       1.65%
Consumer                   1,013       3.31%          1,146       2.28%
Unallocated                  287          --             73          --
Total                    $ 4,277       1.85%        $ 3,825       1.62%


The increase in the loan loss reserve reflects increasing in a percentage basis the reserve for the Company's consumer credit card portfolio. It also reflects the increased non-performing assets in the general loan portfolio.

The Company maintains an allowance for possible loan losses to provide for estimated losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectable are charged against the allowance and any recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

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

Deposits

Deposits totaled $322,047,000 at March 31, 1999, a decrease of 8%, as compared to total deposits of $350,047,000 at December 31, 1998. The decrease in deposits was primarily due to the sale of the bankruptcy deposits. Noninterest bearing deposits were $107,050,000 at March 31, 1999, a decrease of 11% as compared to $120,854,000 at December 31, 1998. Interest bearing deposits were $214,997,000 at March 31, 1999, a decrease of 6% as compared to $229,193,000 at December 31, 1998.


The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                      Three months ended         Year ended
                                        March 31, 1999         December 31,1998
                                    Average       Average    Average     Average
(Dollars in thousands)              Balance      Rate Paid   Balace    Rate Paid
Demand, non-interest bearing      $  96,908         ---    $ 102,834        ---
Demand, interest bearing              9,464        1.47%       7,368       1.85%
Saving and money market             131,273        3.05%     122,157       3.46%
Time deposits, $100,000 and over     52,678        4.85%      48,861       5.04%
Time deposits,less than $100,000     32,591        5.30%      16,638       5.28%
Brokered deposits                     6,167        5.44%       3,826       5.87%
    Total average deposits        $ 329,081        2.64%     301,684       2.63%


Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of March 31, 1999:


(Dollars in thousands)                        Balance       % of Total
Three months or less                       $   36,935           60%
Over three months through twelve months        23,236           38%
Over twelve months                                900            2%
    Total                                  $   61,071          100%


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

Interest Rate Risk

The planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates in relatively short maturities

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of March 31, 1999, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:


                                 Within    Due in Three    Due After
                                 Three      to Twelve     One to Five    Due After    Not Rate-
 (Dollars in thousands)          Months       Months         Years      Five Years    Sensitive    Total
Interest earning assets:
  Federal funds sold           $   14,415   $    ---       $    ---     $    ---     $     ---    $   14,415
  Securities                        5,523     23,278         24,322       13,157           ---        66,280
  Total loans                     190,795     12,878         24,867       15,040           ---       243,580
    Total interest
          earning assets          210,733     36,156         49,189       28,197           ---       324,275
Cash and due from banks                                                                 14,837        14,837
Other assets                                                                            19,256        19,256
        Total assets           $  210,733   $ 36,156       $ 49,189     $ 28,197     $  34,093    $  358,368

Interest bearing liabilities:
  Demand, interest bearing     $    8,994   $    ---       $    ---     $    ---     $     ---    $    8,994
  Savings and money market        113,589        ---            ---          ---           ---       113,589
  Time deposits                    48,376     42,682          1,356          ---           ---        92,414
    Total interest bearing
               liabilities        170,959     42,682          1,356          ---           ---       214,997
Noninterest demand deposits                                                            107,049       107,049
Other liabilities                                                                        5,393         5,393
Shareholders' equity                                                                    30,929        30,929
    Total liabilities and
        shareholders' equity   $  170,959   $ 42,682        $ 1,356     $    ---     $ 143,371    $  358,368
Interest rate sensitivity GAP  $   39,774   $ (6,526)       $47,833     $ 28,197     $(109,278)          ---
Cumulative interest rate
        sensitivity GAP        $   39,774   $ 33,248        $81,081     $109,278           ---           ---
Cumulative interest rate
        sensitivity GAP ratio       11.10%      9.28%         22.63%       30.49%


The foregoing table demonstrates that the Company had a positive cumulative one year gap of $33 million, or 9.28% of total assets, at March 31, 1999. In theory, this would indicate that $33 million more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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

liquidity and Liability Management

To meet liquidity need, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. As of March 31, 1999, the Company's primary liquidity ratio was 15.2%, comprised of $45.4 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $30.3 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $14.4 million , and $14.8 million in cash and due from banks, as a percentage of total unsecured deposits of $291.8 million.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                        March 31,      December 31,
(Dollars in thousands)              1999       1998        1998
Capital components:
   Tier 1 Capital              $  30,535    $  22,354   $  29,850
   Tier 2 Capital                  3,713        2,540       3,825
     Total risk-based capital  $  34,248    $  24,894   $  33,675

Risk-weighted assets           $ 296,388    $ 170,353   $ 323,688
Average assets                 $ 366,918    $ 265,791   $ 332,062
                                                                     Minimum
                                                                    Regulatory
                                                                   Requirements
Capital ratios:
  Total risk-based capital        11.6%         14.6%       10.4%      8.0%
  Tier 1 risk-based capital       10.3%         13.1%        9.2%      4.0%
  Leverage ratio (1)               8.3%          8.4%        9.0%      4.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).


On April 29, 1999, the Company filed with the SEC a registration statement for $10 million in common stock offered by the Company. The offering will be made on a best-efforts basis by the officers and directors of the Company and is not underwritten. If the offering is successful, the Company intends to use the proceeds to capitalize a new bank in Morgan Hill, California, and for general corporate purposes. The registration statement has not become effective. The securities may not be sold nor may offers to buy be accepted before the registration statement becomes effective. This report does not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of the securities in any state in which an offer, solicitation or sale would be unlawful before registration or qualification under the securities laws of any such state.

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

Resolution of the year 2000 problem is among the Company's highest priorities, and the Company is preparing for the century change with a comprehensive enterprise-wide year 2000 program. The Company has identified all of the major systems and has sought external and internal resources to renovate and test the systems. The Company is testing purchased software and systems supported by external parties as part of the program. The Company is evaluating customers and vendors that have significant relationships with the Company to determine whether they are adequately preparing for the year 2000. In addition, the Company is developing contingency plans to reduce the impact of some potential events that may occur. The Company cannot guarantee, however, that the systems of vendors or customers with whom it does business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

The Company has identified over 90 individual year 2000 projects. The projects vary in size, importance and materiality, from large undertakings, such as remediating complicated data systems, to smaller, but still important, projects such as installing compliant computer utility systems. All of the projects currently identified have begun, and approximately 90% have been completed.

The Company assigns projects a priority, indicating the importance of the function to the Company's continuing operation. This prioritization facilitates reporting on projects based on their relative importance. The Company has prioritized projects as "High Priority - IN House", "High Priority - Not In House" and "Medium Priority". Both High Priority categories have projects classified as "Mission Critical".

Mission Critical projects are defined as:

     - systems vital to the continuance of a broad core business activity;
     - functions, the interruption of which for longer than 3 days would threaten the Company's viability; or
     - functions that provide the environment and infrastructure necessary to continue the broad core business activities.

Testing of all mission critical systems was complete as of March 12, 1999 and the Company has completed a follow-up assessment of many of its clients' year 2000 preparedness. Currently, the Company's focus is on vendor follow-up and contingency plans. The Company has communicated with all vendors with whom it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party year
2000 risks. Of all the vendors that present year 2000 risks, approximately 75% have passed testing. The Company does not significantly rely on "embedded technology" in its critical processes. All building systems in the Company's main offices use mechanical systems rather than embedded technology and therefore do not pose any year 2000 risks.

Risks

The principal risks associated with the year 2000 problem can be grouped into three categories:

     - the Company does not successfully ready its operations for the next century,
     - disruption of the Company's operations due to operational failures of third parties, and
     - business interruption among fund providers and obligors such that expected funding and repayment does not take place

The only risk largely under the Company's control is preparing the Company's internal operations for the year 2000. The Company, like other financial institutions, is heavily dependent on its computer systems. The complexity of these systems and their interdependence make it impractical to convert to alternative systems without interruptions if necessary modifications are not completed on schedule. Management believes the Company will be able to make the necessary modifications on schedule.

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

Operational failures among the Company's customers could affect their ability to continue to provide funding or meet obligations when due. The information the Company develops in the customer assessments described earlier allows the Company to identify those customers that exhibit a risk of not making adequate preparations for the century change. The Company is taking appropriate actions to manage these risks.

Contingency Plans

The Company is developing year 2000 remediation contingency plans and business resumption contingency plans specific to the year 2000. Remediation contingency plans address the actions the Company would take if the current approach to remediating a system is falling behind schedule or otherwise appears to be in jeopardy of failing to deliver year 2000-ready systems when needed. Business resumption contingency plans address the actions that the Company would take if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure.

Cost

The total cost to the Company of year 2000 compliance issues, which includes testing, system replacement and any anticipated lost revenue, has been approximately $20,000 and is not anticipated to increase substantially through the completion of all projects. These costs and the date on which the Company plans to complete the Year 2000 modifications and testing process are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.


ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred during the quarter to the Company's market risk profile or information. For further information refer to the Company's annual report on Form 10-K.

Part II - Other Information

Item 1. - Legal Proceedings

     To the best of the Company's knowledge, there are no pending legal proceedings to which the Company is a party which may have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

Item 2. - Changes in Securities and Use of Proceeds

Not Applicable

Item 3. - Defaults Upon Senior Securities

Not Applicable

Item 4. - Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. - Other Information

Not Applicable

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits included with this filing:

Exhibit Number                         Name
    10.1         Employment agreement January 1, 1999 with John E. Rossell
    10.2         Employment agreement January 1, 1999 with Brad L. Smith
    27.1         Financial Data Schedule


(b)	Reports on Form 8-K

On January 6, 1999, the Company filed Form 8-K to report the appointment of Brad L. Smith as chairman and related management information.

On January 29,1999, the Company filed Form 8-K to report year-end earnings and a three-for-two stock split.

On April 27, 1999, the Company filed its quarterly earnings press release with the SEC on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Heritage Commerce Corp
                                                (Registrant)
         May 13, 1999                         /s/ John E. Rossell
            Date                   John E. Rossell, III,  President and CEO


        May 13, 1999                         /s/ Lawrence D. McGovern
            Date                Lawrence D. McGovern, Chief Financial Officer