Form 10-Q
period 1999-06-30
HERITAGE COMMERCE CORP
filed 1999-08-13
CIK 1053352

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended  June 30, 1999
                                         Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitional period from                  to

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

                  APPLICABLE ONLY TO CORPORATE ISSUERS:

	  The Registrant had 5,594,669 shares of Common Stock outstanding on August 13, 1999.

                 HERITAGE COMMERCE CORP AND SUBSIDIARIES
                     QUARTERLY REPORT ON FORM 10-Q

                             Table of Contents

Part I - Financial Information                                          Page
Item 1.  Condensed Consolidated Statements of Financial Condition
         At June 30, 1999 and December 31, 1998                           1

         Condensed Consolidated Statements of Income
         For the three months ended June 30, 1999 and 1998                2

         Condensed Consolidated Statements of Cash Flows
         For the three months ended June 30, 1999 and 1998                3

         Condensed Consolidated Notes to Financial Statements             4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      18

Part II - Other Information
Item 1.  Legal Proceedings                                               19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 6.  Exhibits and Reports on Form 8-K                                20

Signatures                                                               21


                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
              Condensed Consolidated Statements of Financial Condition

                                  ASSETS

                                           June 30, 1999     December 31, 1998
                                            (Unaudited)
Cash and due from banks                    $   21,098,000    $   18,039,000
Federal funds sold                             59,120,000        28,600,000
   Total cash and cash equivalents             80,218,000        46,639,000

Securities available-for-sale,
at fair value                                  31,631,000        50,249,000
Securities held-to-maturity,
at amortized cost
(fair value of $13,783,000 and
$27,240,000, respectively)                     13,856,000        26,544,000

Loan held for sale, at fair value              11,675,000        33,079,000

Loans                                         245,336,000       236,307,000
Allowance for loan losses                      (4,337,000)       (3,825,000)
     Loans, net                               240,999,000       232,482,000

Premises and equipment, net                     3,103,000         3,238,000
Accrued interest receivable and other assets   12,593,000         7,240,000
Other investments                               9,140,000         5,460,000

           TOTAL                           $  403,215,000     $ 404,931,000


                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
   Demand, noninterest bearing             $  124,160,000     $  120,854,000
   Demand, interest bearing                     9,171,000          9,035,000
   Savings and money market                   129,095,000        131,518,000
   Time deposits, under $100,000               38,785,000         29,793,000
   Time deposits, $100,000 and over            63,381,000         58,847,000
  Total deposits                              364,592,000        350,047,000

Deposits held for sale                                ---         18,911,000
Accrued interest payable
and other liabilities                           7,150,000          5,276,000

      Total liabilities                       371,742,000        374,234,000

Commitments and contingencies
Shareholders' equity:
   Preferred Stock, 10,000,000 shares
   authorized; none outstanding                       ---                ---
   Common Stock, no par value;
   30,000,000 shares authorized;
   Shares issued and outstanding:
   5,592,184 at June 30, 1999 and
   5,554,552 at December 31, 1998               29,642,000         29,418,000
   Accumulated other comprehensive
   (loss) income, net of taxes                     (92,000)           658,000
   Retained Earnings                             1,923,000            621,000

          Total shareholders' equity            31,473,000         30,697,000

             TOTAL                          $  403,215,000     $  404,931,000

See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
             Condensed Consolidated Statements of Income (Unaudited)
                                                    Three months ended June 30,       Six months ended June 30,
                                                       1999            1998             1999              1998
Interest income:
   Loans, including fees                        $    6,218,000    $    4,206,000   $   12,249,000    $    7,756,000
   Securities,  taxable                                450,000         1,380,000        1,075,000         2,613,000
   Securities,  non-taxable                            146,000           168,000          319,000           288,000
   Federal funds sold                                  311,000           295,000          647,000           512,000
Total interest income                                7,125,000         6,049,000       14,290,000        11,169,000

Interest expense:
   Deposits                                          2,211,000         1,667,000        4,371,000         3,009,000
   Other                                                   ---               ---           11,000               ---
Total interest expense                               2,211,000         1,667,000        4,382,000         3,009,000

Net interest income before provision
for loan losses                                      4,914,000         4,382,000        9,908,000         8,160,000

Provision for loan losses                              484,000           350,000        1,127,000           510,000

Net interest income after provision
for loan losses                                      4,430,000         4,032,000        8,781,000         7,650,000

Other income:
   Gain on sale of loans held-for-sale                  84,000            49,000          250,000            50,000
   Gain on sale of securities available-for-sale       233,000            49,000        1,004,000            67,000
   Service charges and other fees                       73,000            48,000          142,000            98,000
   Other investment income                              49,000            57,000          128,000           109,000
   Other income                                        248,000            40,000          387,000            50,000
Total other income                                     687,000           243,000        1,911,000           374,000

Other expenses:
   Salaries and employee benefits                    2,542,000         1,790,000        4,963,000         3,370,000
   Client services                                     135,000           559,000          797,000           919,000
   Furniture and equipment                             283,000           183,000          580,000           353,000
   Advertising and promotion                           227,000           189,000          376,000           369,000
   Occupancy                                           261,000           191,000          493,000           342,000
   Professional fees                                    75,000           149,000          245,000           313,000
   Loan origination costs                              140,000           114,000          257,000           195,000
   Stationery & supplies                                56,000            53,000          135,000           108,000
   Telephone expense                                    54,000            35,000          104,000            81,000
   Software subscriptions                               60,000            14,000           84,000            30,000
   Other                                               330,000           185,000          717,000           400,000
Total other expenses                                 4,163,000         3,462,000        8,751,000         6,480,000

Net income before income taxes                         954,000           813,000        1,941,000         1,544,000

Income taxes                                           280,000           283,000          640,000           561,000
Net income                                        $    674,000     $     530,000    $   1,301,000    $      983,000

Earnings per share:
   Basic                                          $       0.12     $        0.11    $        0.23    $         0.19
   Diluted                                        $       0.11     $        0.09    $        0.20    $         0.16

See notes to condensed consolidated financial statements



                            HERITAGE COMMERCE CORP
         Condensed Consolidated Statements of Cash Flows (Unaudited)
                                                 Six Months ended  June 30,
                                                   1999              1998
Cash flows from operating activities:
Net income                                  $     1,301,000   $      913,000
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation and amortization                       414,000          271,000
Provision for loan losses                         1,127,000          510,000
Gain on sale of securities available-for-sale    (1,004,000)         (67,000)
Net amortization of premiums/accretion
of discounts                                       (234,000)          37,000
Proceeds from sales of loans                      4,785,000          (33,000)
Originations of loans held for sale                     ---       (2,157,000)
Maturities of loans held for sale                       ---           67,000
Increase in accrued interest receivable
and other assets                                 (5,502,000)        (861,000)
Decrease in accrued interest payable and
other liabilities                                 2,367,000          225,000

Net cash provided by (used by)
operating activities                              3,254,000       (1,095,000)

Cash flows from investing activities:
Net decrease (increase) in loans                  6,975,000      (39,290,000)
Purchases of investment securities
available-for-sale                              (26,334,000)     (23,971,000)
Maturities of investment securities
available-for-sale                                7,005,000        7,513,000
Sales of investment securities
available-for-sale                               49,512,000        2,067,000
Purchases of investment securities
held-to-maturity                                        ---       (7,014,000)
Maturities of investment securities
held-to-maturity                                  1,115,000        5,311,000
Purchases of corporate owned life insurance      (3,528,000)        (809,000)
Capital expenditures                               (278,000)      (1,235,000)

Net cash provided by (used by)
investing activities                             34,467,000      (57,428,000)

Cash flows from financing activities:
Net (decrease) increase in deposits              (4,366,000)      80,673,000
Proceeds from exercise of stock options             224,000              ---

Net cash (used by) provided by
financing activities                             (4,142,000)      80,673,000

Net increase in cash and cash equivalents        33,579,000       22,150,000

Cash and cash equivalents,
beginning of period                              46,639,000       43,185,000

Cash and cash equivalents, end of period     $   80,218,000   $   65,335,000

Other cash flow information:
Interest paid in cash                        $    4,786,000   $    2,876,000
Income taxes paid in cash                    $    1,710,000   $      521,000

See notes to condensed consolidated financial statements


                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
               Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

   The results for the three months and six months ended June 30, 1999 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 1999.


2) Share and Per Share Amounts

   Earnings per common share (basic) are calculated based on the weighted average number of shares outstanding during the period. Earnings per common and common equivalent share (diluted) are calculated based on the weighted average number of shares outstanding during the period, plus equivalent shares representing the dilutive effect of stock options using the treasuring stock method. All share numbers have been restated for the stock split in February, 1999. Reconciliation of weighted average shares used in computing earnings per share are as follows:

                                                   Three months end June 30,      Six months ended June 30,
                                                      1999             1998              1999            1998
Weighted average common shares outstanding            5,582,308       4,943,844         5,569,613      5,242,516
Diluted effect of stock options outstanding             781,801         736,325           817,744        728,853
Shares used in computing diluted earnings per share   6,364,109       5,680,169         6,387,357      5,971,369


3)	Adoption of  FAS 133

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

4) Comprehensive Income

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources. This Statement is effective for fiscal years beginning after December 15, 1997. The adoption of this Statement in the second quarter of 1999 resulted in a change in the financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows. Certain amounts in the prior period have been reclassified to conform to the current presentation under SFAS No. 130. Total comprehensive income for the three months ended June 30, 1999 and 1998 was $357,000 and $623,000, respectively. Total comprehensive income for the six months ended June 30, 1999 and 1998 was $551,000 and $1,111,000, respectively.

The following is a summary of the components of accumulated other comprehensive income:


                                                 For the Three Months Ended      For the Six Months Ended
                                               June 30, 1999    June 30, 1998   June 30,1999     June 30,1998
Net Income                                     $   674,000     $   530,000      $  1,301,000   $   983,000
Other comprehensive income, net of tax:
  Net unrealized gain (loss) on securities
  available-for-sale during the period             (84,000)        142,000           254,000       195,000
Less: reclassification adjustment for realized
      gains on available-for-sale securities
      included in net income during the period    (233,000)        (49,000)       (1,004,000)      (67,000)

Other comprehensive income (loss)                 (317,000)         93,000          (750,000)      128,000

Comprehensive income                            $  357,000      $  623,000      $    551,000   $ 1,111,000


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS


OVERVIEW

   Net income for the quarter and six months ended June 30, 1999 was $674,000 and $1,301,000, or $0.11 and $0.20 per diluted share, as compared to net income of $530,000 and $983,000, or $0.09 and $0.16 per diluted share, for the same period in 1998. The increase was attributable to growth in the level of average earning assets overall, and of loans in particular, funded by new deposits at favorable weighted average rates of interest. Return on average assets annualized for the first six months of 1999 and 1998 was 0.72% and 0.69%. Annualized return on average equity for the first six months of 1999 was 8.41%, compared to 8.65% for the first six months of 1998.

Average interest earning assets for the quarter and six months ended June 30, 1999 were up $51,861,000 and $73,479,000, or 19% and 28% over 1998, with much of the increase primarily attributable to growth in loans. The average rate earned on loans in the second quarter and six months of 1999 was 9.72% and 9.79%, compared to 10.98% and 10.87% in the second quarter and six months of 1998. The average rate on earning assets was 8.65% and 8.67% for the quarter and six months ended June 30, 1999, compared to 8.71% and 8.71% for the quarter and six months ended June 30, 1998.

   Average interest bearing liabilities increased $47,481,000 and $65,831,000, or 27% and 40% from three months and six months ended June 30, 1998 to the same periods in 1999, with the increase attributable to growth in interest bearing demand deposits, money market accounts, growth in time deposits of $100,000 or more, and growth in time deposits in support of the internet credit card program. The average rate paid on interest bearing liabilities increased to 3.92% and 3.85% from 3.74% and 3.70% at the three and six months ended June 30, 1999 and 1998, respectively. The Company's net interest margin was 5.97% and 6.02% in the second quarter and six months ended June
30, 1999, compared with 6.31% and 6.36% in the second quarter and the six months ended June 30, 1998.

   The Company's non-performing assets increased to $1,776,000 at June 30, 1999 from zero at June 30, 1998, due to local market conditions and the increase in size of the loan portfolio.

   Shareholders' equity increased $776,000 to $31,473,000, or 7.81% of assets, at June 30, 1999, from $30,697,000 or 7.58% of assets, at December 31, 1998. The Company's Tier 1 and total risk-based capital ratios were 9.8% and 11.1% at June 30, 1999, compared to 9.2% and 10.4%, respectively, at December 31, 1998, and 11.5% and 13.0%, respectively, at June 30, 1998. Due to the overall growth in total assets, more specifically the growth in the loan portfolio, the Company's leverage capital ratio stood at 8.6% at June 30, 1999. This compares with a leverage ratio of 9.0% at December 31, 1998 and 7.2% at June 30, 1998.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields for the periods presented:


                                             For the Three Months Ended            For the Three Months Ended
                                                   June 30, 1999                           June 30, 1998
                                                     Interest     Average                   Interest      Average
                                        Average       Income/     Yield/       Average       Income/      Yield/
(Dollars in thousands)                  Balance      Expense       Rate        Balance      Expense        Rate
Assets:
  Loans, gross                        $  256,633   $    6,218       9.72%     $  153,643   $    4,206      10.98%
  Investments securities                  46,845          596       5.10%        102,986        1,548       6.03%
  Federal funds sold                      26,937          311       4.63%         21,925          295       5.40%
    Total interest earning assets     $  330,415   $    7,125       8.65%     $  278,554   $    6,049       8.71%

Cash and due from banks                   15,420                                  21,644
Premises and equipment, net                3,136                                   2,813
Other assets                              15,918                                   6,224

     Total assets                     $  364,889                              $  309,235

Liabilities and shareholders' equity:

Deposits:
   Demand, interest bearing           $   10,280   $       40       1.55%     $    6,921    $      34       1.97%
   Savings and Money market              116,719          941       3.23%        113,090          908       3.22%
   Time deposits, less than $100,000      33,125          431       5.22%          9,694          121       5.02%
   Time deposits, $100,000 and over       59,895          710       4.75%         48,968          604       4.95%
   Brokered Deposits                       6,135           89       5.85%              -            -          -
  Total interest bearing liabilities  $  226,154   $    2,211       3.92%     $  178,673    $   1,667       3.74%

Demand deposits                          102,233                                 104,990
Other liabilities                          5,180                                   2,461
  Total liabilities                      107,413                                 107,451
Shareholders' equity                      31,322                                  23,111

    Total liabilities and
         shareholders' equity         $  364,889                              $  309,235

Net interest income/margin                         $    4,914       5.97%                   $   4,382       6.31%

Note:	Yields and amounts earned on loans include loan fees of $476,000 and $362,000 for the three month periods ended June 30, 1999 and 1998, respectively.




                                              For the Six Months Ended                 For the Six Months Ended
                                                    June 30, 1999                           June 30, 1998
                                                     Interest      Average                    Interest       Average
                                          Average    Income/       Yield/        Average      Income/        Yield/
(Dollars in thousands)                    Balance     Expense       Rate         Balance       Expense        Rate
Assets:
  Loans, gross                          $  252,354  $   12,249       9.79%     $  143,917    $   7,756        10.87%
  Investments securities                    51,857       1,394       5.42%         95,721        2,901         6.11%
  Federal funds sold                        27,981         647       4.67%         19,075          512         5.42%
    Total interest earning assets       $  332,192  $   14,290       8.67%     $  258,713    $  11,169         8.71%

Cash and due from banks                     16,226                                 20,587
Premises and equipment, net                  3,184                                  2,557
Other assets                                14,159                                  5,884
    Total assets                        $  365,761                             $  287,741

Liabilities and shareholders' equity:

Deposits:
   Demand, interest bearing             $    9,870   $       74      1.51%     $    6,565    $      63         1.93%
   Savings and Money market                123,952        1,928      3.14%        104,413        1,646         3.18%
   Time deposits, less than $100,000        32,854          857      5.26%          8,609          207         4.84%
   Time deposits, $100,000 and over         56,318        1,340      4.80%         44,272        1,093         4.98%
   Brokered Deposits                         6,150          172      5.64%              -            -             -
   Other borrowings                            552           11      4.00%              6            -        11.35%
Total interest bearing liabilities      $  229,696   $    4,382      3.85%     $  163,865    $   3,009         3.70%

Demand deposits                             99,583                                 98,541
Other liabilities                            5,299                                  2,412
   Total liabilities                       104,882                                100,953

Shareholders' equity                        31,183                                 22,923

     Total liabilities and
     shareholders' equity               $  365,761                             $  287,741

Net interest income/margin                           $    9,908     6.02%                    $   8,160         6.36%

Note:	Yields and amounts earned on loans include loan fees of $932,000 and
      $639,000 for the six month periods ended June 30, 1999 and 1998, respectively.


   The Company's net interest income for the second quarter and six months end of 1999 was $4,914,000 and $9,908,000, an increase of $532,000 and
$1,748,000 over the second quarter and six months end of 1998. When compared to the second quarter and six months end of 1998, average earning assets increased by $51,861,000 and $73,479,000. The net yield on average earning assets was 5.97% and 6.02% in the second quarter and the first six months of 1999, compared to 6.31% and 6.36% in the second quarter and the first six months of 1998. The increase in net interest income was primarily due to an increase in the volume of interest earning assets, primarily loans.

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


                                               Three Months Ended June 30
                                                      1999 vs. 1998

                                         Increase (Decrease) Due to Change In:
                                           Average       Average        Net
(Dollars in thousands)                     Volume         Rate        Change
Interest earning assets
   Loans, gross                           $  2,495      $  (483)     $  2,012
   Investments securities                     (716)        (236)         (952)
   Federal funds sold                           58          (42)           16
Total interest earning assets             $  1,837      $  (761)     $  1,076

Interest bearing liabilities
   Demand, interest bearing               $     13      $    (7)     $      6
   Money Market and Savings                     30            3            33
   Time deposits, less than $100,000           305            5           310
   Time deposits, $100,000 and over            130          (24)          106
   Brokered Deposits                            89            -            89
Total interest bearing liabilities        $    567      $   (23)     $    544

Net interest income                       $  1,270      $  (738)     $    532


                                               Six Months Ended June 30
                                                     1999 vs. 1998

                                         Increase (Decrease) Due to Change In:
                                           Average        Average        Net
(Dollars in thousands)                      Volume         Rate        Change
Interest earning assets
   Loans, gross                           $   5,262      $  (769)    $  4,493
   Investments securities                    (1,179)        (328)      (1,507)
   Federal funds sold                           205          (70)         135
Total interest earning assets             $   4,288      $(1,167)    $  3,121

Interest bearing liabilities
   Demand, interest bearing               $      25      $   (14)    $     11
   Money Market and Savings                     302          (20)         282
   Time deposits, less than $100,000            632           18          650
   Time deposits, $100,000 and over             286          (39)         247
   Brokered Deposits                            172            -          172
   Other  borrowings                             11            -           11
Total interest bearing liabilities        $   1,428      $   (55)    $  1,373

Net interest income                       $   2,860      $(1,112)    $  1,748



Provision for Loan Losses

   During the second quarter of 1999, the provision for loan losses was $484,000, up $134,000 from $350,000 for the second quarter of 1998. The increase in the provision was due to the overall growth of the loan portfolio.

Noninterest Income

   The following table sets forth the various components of the Company's noninterest income for the periods indicated:


                                                                  Increase
                                Three months ended June 30    1999 versus 1998
(Dollars in thousands)                1999       1998      Amount     Percent
Service charges and other fees       $   73     $   48    $    25        52%
Gain on sale of securities
available-for-sale                      233         49        184       375%
Gain on sale of loans                    84         49         35        71%
Other investment income                  49         57         (8)      (14%)
Other income                            248         40        208       520%
    Total                            $  687     $  243     $  444       183%



                                                                 Increase
                                  Six months ended June 30    1999 versus 1998
(Dollars in thousands)                  1999       1998      Amount   Percent
Service charges and other fees      $    142     $    98     $    44       45%
Gain on sale of securities
available-for-sale                     1,004          67         937    1,399%
Gain on sale of loans                    250          50         200      400%
Other investment income                  128         109          19       17%
Other income                             387          50         337      674%
Total                                $ 1,911     $   374     $ 1,537      411%


   Noninterest income for the second quarter and the first six months ended June 30, 1999 was $687,000 and $1,911,000, up $444,000, or 183%, and
$1,537,000, or 411%, from $243,000 and $374,000 for the second quarter and the six months ended June 30, 1998. This increase was primarily the result of gains recognized on the sale of securities available-for-sale (up $184,000 and $937,000) and the increase in other income (up $151,000 and $337,000). The sale of securities represents favorable market conditions to sell securities. The increase in other income is primarily due to fee income associated with the Company's internet credit card program.


Noninterest Expense

   The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:


                                         For The Three Months Ended June 30,
                                                                     Percent
                                                          Increase   Increase
(Dollars in thousands)                  1999      1998   (Decrease) (Decrease)

Salaries and benefits                 $  2,542   $  1,790  $   752        42%
Client services                            135        559     (424)      (76%)
Furniture and equipment                    283        183      100        55%
Occupancy                                  261        191       70        37%
Advertising and promotion                  227        189       38        20%
Loan origination costs                     140        114       26        23%
Professional fees                           75        149      (74)      (50%)
Stationery & Supplies                       56         53        3         6%
Telephone expense                           54         35       19        54%
Software subscriptions                      60         14       46       329%
All other                                  330        185      145        78%
Total                                 $  4,163   $  3,462  $   701        20%



                                            For The Six Months Ended June 30,
                                                                     Percent
                                                         Increase    Increase
(Dollars in thousands)                1999     1998     (Decrease)  (Decrease)

Salaries and benefits             $   4,963   $  3,370   $  1,593        47%
Client services                         797        919       (122)      (13%)
Furniture and equipment                 580        353        227        64%
Occupancy                               493        342        151        44%
Advertising and promotion               376        369          7         2%
Loan origination costs                  257        195         62        32%
Professional fees                       245        313        (68)      (22%)
Stationery & Supplies                   135        108         27        25%
Telephone expense                       104         81         23        28%
Software subscriptions                   84         30         54       183%
All other                               717        400        317        79%
Total                              $  8,751   $  6,480   $  2,271        35%


   Noninterest expenses for the second quarter of 1999 were $4,163,000, up $701,000, or 20%, from $3,462,000 for the second quarter of 1998.
Nonintrest expenses for the first six months of 1999 were $8,751,000, up $2,271,000,or 35%, from $6,480,000 for the first six months of 1998. The increase in noninterest expenses reflects the growth in infrastructure to support the Company's loan and deposit growth and the opening of a branch office in the South Valley in city of Morgan Hill, California.

   Noninterest expenses consist primarily of salaries and employee benefits (61% and 52% of total noninterest expenses for the second quarter of 1999 and 1998, respectively; 57% and 52% of total noninterest expenses for the six months ended June 30, 1999 and 1998, respectively) and client services (3% and 16% of total non-interest expenses for the second quarter of 1999 and 1998, respectively; 9% and 14% of total noninterest expenses for the first six months of 1999 and 1998, respectively). The increase in salaries and benefits expenses was primarily attributable to an increase in the number of employees. The Company employed 152 people at June 30, 1999, up 39 from 113 employees at June 30, 1998. Client services expenses include courier and armored car costs, imprinted check costs, and other client services costs, all of which are directly related to the amount of funds on deposit at the Company. Due to lower balances in these accounts in the second quarter of 1999, the expense was less than the previous year. The increase in furniture and equipment expenses and in occupancy expenses was primarily attributable to an increase in the number of employees and new banking locations.

FINANCIAL CONDITION

   Total assets increased 15% to $403,215,000 at June 30, 1999, compared to $349,674,000 at June 30, 1998. The growth was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

Securities Portfolio

   The following table summarizes the composition of the Company's investment securities and the weighted average yields at June 30, 1999:


                                                                 June 30, 1999
                                                                     Maturity
                                               After One Year  After Five Years
                                     Within       and Within     and Within                                   Total
                                    One Year      Five Years      Ten Years          After Ten Years      Amortized Cost
(Dollars in thousands)          Amount   Yiel   Amount   Yield   Amount   Yield      Amount    Yield     Amount    Yield

Securities available-for-sale:
   U.S. Treasury               $ 16,075   4.75%  $ 10,085  5.19%  $     ---    ---    $   ---    ---    $ 26,160   4.92%
   Municipals - taxable             ---     ---       457  6.51%        ---    ---        ---    ---         457   6.51%
   Municipals - non-taxable         ---     ---       ---    ---      2,843   4.69%     2,171   4.78%      5,014   4.73%
     Total available-for-sale  $ 16,075   4.75%  $ 10,542  5.25%  $   2,843   4.69%   $ 2,171   4.78%   $ 31,631   4.91%

Securities held-to-maturity:
   Municipals - taxable         $  1,000  6.34%  $  4,919  6.48%  $     516   6.45%       ---     ---   $  6,435   6.46%
   Municipals - non taxable          ---    ---       267  4.90%      6,036   4.51%     1,118   4.59%      7,421   4.54%
      Total held-to-maturity    $  1,000  6.34%  $  5,186  6.40%  $   6,552   4.66%   $ 1,118   4.59%   $ 13,856   5.43%
      Total securities          $ 17,074  4.85%  $ 15,729  5.63%  $   9,395   4.68%   $ 3,289   4.72%   $ 45,487   5.08%

Note: Yield on non-taxable municipal securities are not a fully tax equivalent basis.


Loans

   Total gross loans increased 4% to $245,336,000 at June 30, 1999, as compared to $236,307,000 at December 31, 1998. The increase in loan balances was due to the business development efforts of the Company's loan teams.

The following table indicates the Company's loan portfolio for the periods indicated:


                                   June 30      % of      December 31,   % of
(Dollars in thousands)               1999       Total        1998        Total

Commercial                        $  99,130      40%     $  79,567         34%
Real estate - mortgage               61,516      25%        57,216         24%
Real estate - land and construction  61,239      25%        49,270         21%
Consumer                             23,512      10%        50,349         21%
     Total loans                    245,397     100%       236,402        100%
Deferred loan fees                      (61)                   (95)
Allowance for loan losses            (4,337)                (3,825)
Loans, net                        $ 240,999              $ 232,482


   The change in the Company's loan portfolio is primarily due to the increase in the commercial loan portfolio offset by a decline in the consumer credit card portfolio.

   The Company's loan portfolio is concentrated in commercial (primarily to companies engaged in manufacturing, wholesale, and service businesses) and real estate lending, with the balance in consumer loans. However, while no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

   In February 1998, the Company entered into a contract with Internet Access Financial Corporation to provide a credit card over the Internet. The customers for the credit cards were not limited to Northern California, the Companys' primarily market area, as the product was available to anyone across the country. The growth in 1998 in the consumer loan portfolio was attributable to the introduction of this Internet credit card. As noted in the above table, the consumer loans category declined from $50,349,000 to $ 23,512,000 at June 30, 1999.


   Subsequent to June 30, 1999, the Company sold the outstanding Internet credit card loan balance of approximately $22 million to Internet Access Financial Corporation. The Company has continued its relationship with Internet AccessFinancial Corporation as a provider of certain administrative services to them in conjunctionwith the issuance of credit cards.

   The following table sets forth the maturity distribution of the Company's loans at June 30, 1999:


                                              Over One Year    Over
                                Due in One    But Less Than    Five
(Dollars in thousands)         Year or Less    Five Years      Years    Total

Commercial                      $   92,309    $     6,466  $    173  $  98,948
Real estate-mortgage                26,255         19,107    16,154     61,516
Real estate-land and construction   61,239            ---       ---     61,239
Consumer                            22,729            888        16     23,633
Total loans                     $  202,532    $    26,461  $ 16,343  $ 245,336

Loans with variable
interest rates                  $  167,336    $     5,952  $    308  $ 173,596
Loans with fixed interest rates     35,196         20,509    16,035     71,740
Total                           $  202,532    $    26,461  $ 16,343  $ 245,336

Note:  Total shown is net of deferred loan fees of  $61,000 at June 30, 1999.


   The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At June 30, 1999, approximately 71% of the Company's loan portfolio consisted of floating interest rate loans.

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

   It is the policy of management to maintain the allowance for loan losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

   The following table summarizes the Companys' loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:


                                                                   Year ended
                                      Six months ended June 30,   December 31,
(Dollars in thousands)                     1999          1998          1998
Balance, beginning of period/year      $   3,825     $   2,285     $   2,285
Charge-offs                                 (616)           (6)         (173)
Less recoveries                                1            95           137
Net loans charged-off                       (615)           89           (36)
Provision for loan losses                  1,127           510         1,576
Balance, end of period/year            $   4,337     $   2,884     $   3,825

Ratios:
Net charge-offs to average
loans outstanding                           0.24%         0.06%         0.02%
Allowance for loan losses
to average loans                            1.72%         1.88%         2.11%
Allowance for loan losses
to total loans                              1.77%         1.69%         1.62%
Allowance for loan losses
to non-performing loans                      244%           N/A          297%



   The increase in charge-offs relates primarily to the Company's consumer credit card portfolio.

   The following table summarizes the allocation of the allowance for loan losses by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:


                                      June 30, 1999               June 30, 1998              December 31, 1998
                                                Percent of               Percent of                  Percent of
                                               loans in each            loans in each               loans in each
                                                category to             category to                 category to
(Dollars in thousands)               Amount     total loans     Amount   total loans      Amount     total loans

Commercial                          $   2,113       2.13%      $  1,256      1.67%      $  1,567        1.98%
Real estate - mortgage                    238       0.39%           175      0.40%           224        0.39%
Real estate - land and construction       972       1.59%           614      1.51%           815        1.65%
Consumer                                1,014       4.31%           105      0.99%         1,146        2.28%
Unallocated                               ---         ---           734       ---             73          ---
Total                               $   4,337       1.77%      $  2,884      1.69%      $  3,825        1.62%


   The increase in the allowance for loan losses reflects increasing on a percentage basis the reserve for the Company's consumer credit card portfolio. It also reflects the increase in non-performing assets in the general loan portfolio.

   The Company maintains an allowance for loan losses to provide for estimated losses in the loan portfolio. Additions to the allowance are made by charges to operating expenses in the form of a provision for loan losses. All loans that are judged to be uncollectable are charged against the allowance and any recoveries are credited to the allowance. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: past credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results.

Deposits

    Deposits totaled $364,592,000 at June 30, 1999, an increase of 4%, as compared to total deposits of $350,047,000 at December 31, 1998. The increase in deposits was primarily due to increases in time deposit accounts. Noninterest bearing deposits were $124,160,000 at June 30, 1999, an increase of 3%, as compared to $120,854,000 at December 31, 1998. Interest bearing deposits were $240,432,000 at June 30, 1999, an increase of 5% as compared to $229,193,000 at December 31, 1998.

    The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:


                                   Six months ended             Year ended
                                     June 30, 1999           December 31, 1998
                                   Average       Average    Average   Average
(Dollars in thousands)             Balance      Rate Paid   Balance  Rate Paid

Demand, non-interest bearing     $   99,583         ---   $ 102,834      ---
Demand, interest bearing              9,870        1.51%      7,368     1.85%
Saving and money market             123,952        3.14%    122,157     3.46%
Time deposits less than $100,000     32,854        5.26%     16,638     5.28%
Time deposits, $100,000 and over     56,318        4.80%     48,861     5.04%
Brokered deposits                     6,150        5.64%      3,826     5.87%
     Total average deposits      $  328,727        2.68%  $ 301,684     2.63%



Deposit Concentration and Deposit Volatility

    The following table indicates the maturity schedule of the Company's time deposit of $100,000 or more as of June 30, 1999.


(Dollars in thousands)                        Balance          % of Total
Three months or less                         $   36,402              57%
Over three months through twelve months          20,010              32%
Over twelve months                                6,969              11%
       Total                                 $   63,381             100%


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

Interest Rate Risk

    The planning of asset and liability maturities is an integral part of the management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates in relatively short maturities.

   The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at June 30, 1999, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:


                                     Within    Due in Three    Due After
                                     Three       to Twelve    One to Five    Due After    Not Rate-
(Dollars in thousands)               Months        Months        Years       Five Years   Sensitive     Total

Interest earning assets:
   Federal funds sold              $   59,120   $      ---    $     ---    $       ---   $     ---    $   59,120
   Securities                           8,015        9,059       15,729         12,684         ---        45,487
   Total loans                        184,029       30,178       26,461         16,343         ---       257,011
Total interest earning assets         251,164       39,237       42,190         29,027         ---       361,618

Cash and due from banks                                                                     21,098        21,098
Other assets                                                                                20,499        20,499
   Total assets                    $  251,164   $   39,237    $  42,190    $    29,027    $ 41,597    $  403,215

Interest bearing liabilities:
   Demand, interest bearing        $    9,171   $      ---    $     ---    $       ---    $     ---    $    9,171
   Savings and money market           129,095          ---          ---            ---          ---       129,095
   Time deposits                       53,607       39,841        8,718            ---          ---       102,166
Total interest bearing liabilities    191,873       39,841        8,718            ---          ---       240,432

Noninterest demand deposits                                                                 124,160       124,160
Other liabilities                                                                             7,150         7,150
Shareholders' equity                                                                         31,473        31,473

Total liabilities and
     shareholders' equity          $  191,873   $   39,841    $   8,718    $       ---    $ 162,783    $  403,215
Interest rate sensitivity GAP      $   59,291   $     (604)   $  33,472    $    29,027    $(121,186)          ---
Cumulative interest rate
sensitivity GAP                    $   59,291   $   58,687    $  92,159    $   121,186          ---           ---
Cumulative interest rate
sensitivity GAP ratio                   14.70%       14.55%       22.86%        30.05%



   The foregoing table demonstrates that the Company had a positive cumulative one year gap of $58.7 million, or 14.6% of total assets, at June 30, 1999. In theory, this would indicate that $58.7 million more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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


Liquidity and Liability Management

   To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At June 30, 1999, the Company's primary liquidity ratio was 27.08%, comprised of $26.6 million in investment securities available-for-sale of maturity (or probable calls) of up to five years, less $11.1 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $59.1 million, and $21.1 million in cash and due from banks, as a percentage of total unsecured deposits of $353.5 million.

Capital Resources

   The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:


                                      June 30,       December 31,
(Dollars in thousands)            1999        1998      1998
Capital components:
   Tier 1 Capital              $  31,400   $  22,817  $  29,850
   Tier 2 Capital                  4,004       2,884      3,825
      Total risk-based capital $  35,404   $  25,701  $  33,675

Risk-weighted assets           $ 319,953   $ 198,183  $ 323,688
Average assets                 $ 364,447   $ 315,095  $ 332,062

                                                                     Minimum
                                                                    Regulatory
                                                                   Requirements
Capital ratios:
   Total risk-based capital      11.1%         13.0%     10.4%         8.0%
   Tier 1 risk-based capital      9.8%         11.5%      9.2%         4.0%
   Leverage ratio (1)             8.6%          7.2%      9.0%         4.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).



   On June 1, 1999, Heritage Commerce Corp (the "Company") announced that it has received an order from the Securities and Exchange Commission declaring its recently filed Registration Statement effective as of June 1, 1999, and permitting the Company to begin a public stock offering on that date. The Company intends to sell up to 700,000 new shares at a price of $15.00 per share on a best effort basis.


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

   The Company has identified over 90 individual year-2000 projects. The projects vary in size, importance and materiality, from large undertakings, such as remediating complicated data systems, to smaller, but still important, projects such as installing compliant computer utility systems. All of the projects currently identified have begun, and approximately 95% have been completed.

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

   Testing of all mission critical systems was complete as of March 12, 1999 and the Company has completed a follow-up assessment of many of its clients' year 2000 preparedness. Currently, the Company's focus is on vendor follow-up and contingency plans. The Company has communicated with all vendors with whom it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party year 2000 risks. Of all the vendors that present year 2000 risks, approximately 75% have passed testing. The Company does not significantly rely on "embedded technology" in its critical processes. All building systems in the Company's main offices use mechanical systems rather than embedded technology and therefore do not pose any year 2000 risk.

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

Item 4. - Submission of Matters to a Vote of Security Holders

   The Company held its 1999 Annual Meeting of Shareholders on May 27, 1999 (the "1999 Annual Meeting"). There were 5,561,656 issued and outstanding shares of Company Common Stock on April 8, 1999, the Record Date for the 1999 Annual Meeting. Each of the shares voting at the meeting was entitled to one vote.

At the 1999 Annual Meeting, the following actions were taken:

Election of Directors

   At the 1999 Annual Meeting, eighteen directors of the Company were elected. The following chart indicates the number of shares cast for each elected director:

Name of director                      Votes for       Votes withheld

Frank G. Bisceglia                    4,337,108             992
James R. Blair                        4,321,486          16,614
Arthur C. Carmichael, Jr.             4,321,486          16,614
Richard L. Conniff                    4,335,716           2,384
William Del Biaggio, Jr.              4,337,108             992
Anneke Dury                           4,337,623             447
Tracey A. Enfantino                   4,334,731           3,369
Glenn A. George                       4,337,858             242
Robert P. Gionfriddo                  4,335,025           3,075
P. Michael Hunt                       4,337,108             992
John Larsen                           4,334,966           3,134
Louis O. Normandin                    4,337,108             992
Jack L. Peckham                       4,327,516          10,584
Robert W. Peters                      4,336,466           1,634
Humphrey P. Polanen                   4,322,236          15,864
John E. Rossell III                   4,337,858             242
Kirk Rossman                          4,322,386          15,714
Brad Smith                            4,337,858             242


Amendment of the Company's Stock Option Plan:

   The following chart indicates the results of the vote on the approval of the amendment to the Company's Restated 1994 Tandem Stock Option Plan. This amendment is for an increase in the number of shares available for grants of stock options to directors and key employees of the Company.

 		FOR	        	4,148,472
	 	AGAINST	       109,714

Ratification of Auditors

   The following chart indicates the result of the vote on the ratification of the Board of Directors' selection of Deloitte & Touche LLP to serve as the Company's independent auditors for the fiscal year ending December 31, 1999.

 		FOR		        4,325,441
	 	AGAINST	         7,029

Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits included with this filing:

Exhibit Number                                 Name
  10.1          Employment agreement January 1, 1999 with William B. Nethercott
  10.2          Employment agreement January 1, 1999 with Denise Van Houten
  10.3          Employment agreement January 1, 1999 with Richard L. Conniff
  27.1          Financial Data Schedule

(b)	Reports on Form 8-K

   On July 21, 1999 the Company filed Form 8-K to report Robert Gionfriddo's new role as Banking Consultant to Heritage Commerce Corp and Heritage Bank of Commerce announces promotion of Daniel P. Myers to EVP/COO.

   On July 21, 1999, the Company filed its quarterly earnings press release with the SEC on Form 8-K.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Heritage Commerce Corp
                                             (Registrant)
        Aug 13, 1999                      /s/ John E. Rossell
            Date                 John E. Rossell, III,  President and CEO

        Aug 13, 1999                     /s/ Lawrence D. McGovern
            Date               Lawrence D. McGovern, Chief Financial Officer