Form 10-Q
period 1999-09-30
HERITAGE COMMERCE CORP
filed 1999-11-15
CIK 1053352

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999
                                        Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitional period from                   to

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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     The Registrant had 6,388,819 shares of Common Stock outstanding on November 15, 1999.

                  HERITAGE COMMERCE CORP AND SUBSIDIARIES
                      QUARTERLY REPORT ON FORM 10-Q

                             Table of Contents

Part I - Financial Information                                          Page

Item 1.
Condensed Consolidated Statements of Financial Condition
At September 30, 1999 and December 31, 1998                               1

Condensed Consolidated Statements of Income
For the three months and nine months ended September 30, 1999 and 1998    2

Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 1999 and 1998                     3

Condensed Consolidated Notes to Financial Statements                      4

Item 2.
Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       6

Item 3.
Quantitative and Qualitative Disclosures About Market Risk               18

Part II - Other Information

Item 1.
Legal Proceedings                                                        19

Item 2.
Changes in Securities and Use of Proceeds                                19

Item 6.
Exhibits and Reports on Form 8-K                                         19

Signatures                                                               20


                    HERITAGE COMMERCE CORP AND SUBSIDIARIES
          Condensed Consolidated Statements of Financial Condition

                                   ASSETS
                                        September 30, 1999   December 31, 1998
                                            (Unaudited)
Cash and due from banks                 $   18,892,000        $   18,039,000
Federal funds sold                         128,130,000            28,600,000
    Total cash and cash equivalents        147,022,000            46,639,000

Securities available-for-sale,
at fair value                               23,576,000            50,249,000
Securities held-to-maturity,
at amortized cost
(fair value of $13,791,000 and
$27,240,000, respectively)                  13,845,000            26,544,000

Loan held for sale, at fair value           17,373,000            33,079,000
Loans, net of deferred fees                245,411,000           236,307,000
Allowance for loan losses                   (4,569,000)           (3,825,000)
     Loans, net                            240,842,000           232,482,000

Premises and equipment, net                  3,276,000             3,238,000
Accrued interest receivable
and other assets                            12,153,000             7,240,000
Other investments                           10,487,000             5,460,000
        TOTAL                           $  468,574,000        $  404,931,000


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
   Demand, noninterest bearing          $  120,097,000        $  120,854,000
   Demand, interest bearing                  8,209,000             9,035,000
   Savings and money market                169,875,000           131,518,000
   Time deposits, under $100,000            42,324,000            29,793,000
   Time deposits, $100,000 and over         76,145,000            58,847,000
  Total deposits                           416,650,000           350,047,000

  Deposits held for sale                           ---            18,911,000
  Accrued interest payable and
  other liabilities                          8,294,000             5,276,000
          Total liabilities                424,944,000           374,234,000

Commitments and contingencies
Shareholders' equity:
  Preferred Stock, 10,000,000 shares
  authorized; none outstanding                     ---                   ---
  Common Stock, no par value;
  30,000,000 shares authorized;
  Shares issued and outstanding:
  6,388,119 at September 30, 1999 and
  5,554,552 at December 31, 1998             41,006,000           29,418,000
  Accumulated other comprehensive (loss)
  income, net of taxes                          (52,000)             658,000
  Retained Earnings                           2,676,000              621,000
        Total shareholders' equity           43,630,000           30,697,000

                 TOTAL                   $  468,574,000       $  404,931,000

See notes to condensed consolidated financial statements


                    HERITAGE COMMERCE CORP AND SUBSIDIARIES
          Condensed Consolidated Statements of Income (Unaudited)
                                          Three months ended September 30,   Nine months ended September 30,
                                                  1999            1998            1999             1998
Interest income:
  Loans, including fees                    $    6,545,000   $    5,626,000   $   18,794,000  $   13,381,000
  Securities,  taxable                            407,000        1,304,000        1,481,000       3,917,000
  Securities,  non-taxable                        144,000          191,000          463,000         479,000
  Federal funds sold                              780,000          348,000        1,427,000         860,000
Total interest income                           7,876,000        7,469,000       22,165,000      18,637,000

Interest expense:
  Deposits                                      2,634,000        2,348,000        7,006,000       5,355,000
  Other                                            12,000            2,000           22,000           3,000

Total interest expense                          2,646,000        2,350,000        7,028,000       5,358,000

Net interest income before provision
for loan losses                                 5,230,000        5,119,000        15,137,000     13,279,000

Provision for loan losses                         356,000          550,000         1,483,000      1,060,000

Net interest income after provision
for loan losses                                 4,874,000        4,569,000        13,654,000     12,219,000

Other income:
  Gain on sale of loans                           271,000           50,000           401,000         83,000
  Gain on sale of securities
  available-for-sale                                  ---          291,000         1,004,000        358,000
  Service charges and other fees                   84,000           62,000           226,000        161,000
  Servicing income                              1,180,000              ---         1,180,000            ---
  Other investment income                          73,000           95,000           201,000        203,000
  Other income                                    194,000           98,000           701,000        165,000
Total other income                              1,802,000          596,000         3,713,000        970,000

Other expenses:
  Salaries and employee benefits                2,714,000        2,078,000         7,678,000      5,448,000
  Client services                                 362,000          511,000         1,158,000      1,430,000
  Furniture and equipment                         244,000          236,000           824,000        589,000
  Advertising and promotion                       215,000          221,000           592,000        588,000
  Occupancy                                       300,000          224,000           793,000        566,000
  Professional fees                               884,000           97,000         1,129,000        410,000
  Loan origination costs                          145,000          109,000           401,000        304,000
  Stationery & supplies                            91,000           73,000           226,000        181,000
  Telephone expense                                56,000           38,000           159,000        119,000
  Other                                           492,000          561,000         1,292,000        993,000
Total other expenses                            5,503,000        4,148,000        14,252,000     10,628,000

Net income before income taxes                  1,173,000        1,017,000         3,115,000      2,561,000

Income taxes                                      420,000          443,000         1,060,000      1,004,000
Net income                                 $      753,000   $      574,000   $     2,055,000  $   1,557,000

Earnings per share:
     Basic                                 $         0.12   $         0.10   $          0.35  $        0.30
     Diluted                               $         0.11   $         0.09   $          0.31  $        0.27

See notes to condensed consolidated financial statements


                            HERITAGE COMMERCE CORP
           Condensed Consolidated Statements of Cash Flows (Unaudited)
                                             Nine Months ended September 30,
                                                  1999              1998
Cash flows from operating activities:
Net income                                  $    2,055,000    $    1,557,000
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation and amortization                      616,000           447,000
Provision for loan losses                        1,483,000         1,060,000
Gain on sale of securities
available-for-sale                              (1,004,000)         (358,000)
Net amortization of premiums/
accretion of discounts                            (179,000)          139,000
Proceeds from sales of loans                     4,317,000           358,000
Originations of loans held for sale             (9,475,000)       (3,203,000)
Maturities of loans held for sale                4,244,000            34,000
Increase in accrued interest
receivable and other assets                     (6,138,000)       (3,264,000)
Decrease in accrued interest
payable and other liabilities                    3,487,000         1,969,000

Net cash used by operating activities             (594,000)       (1,261,000)

Cash flows from investing activities:
Net decrease (increase) in loans                 6,777,000       (90,360,000)
Purchases of investment securities
available-for-sale                             (26,334,000)      (25,484,000)
Maturities of investment securities
available-for-sale                              15,082,000        12,486,000
Sales of investment securities
available-for-sale                              49,512,000         7,635,000
Purchases of investment securities
held-to-maturity                                       ---        (8,898,000)
Maturities of investment securities
held-to-maturity                                 1,115,000         7,617,000
Purchases of corporate owned life insurance     (3,801,000)         (904,000)
Capital expenditures                              (654,000)       (1,523,000)

Net cash provided by  (used by)
investing activities                            41,697,000       (99,431,000)

Cash flows from financing activities:
Net increase in deposits                        47,692,000       120,892,000
Proceeds from issuance of stock                 11,200,000         5,846,000
Proceeds from exercise of stock options            388,000            49,000

Net cash provided by financing activities       59,280,000       126,787,000

Net increase in cash and cash equivalents      100,383,000        26,095,000

Cash and cash equivalents,
beginning of period                             46,639,000        43,185,000

Cash and cash equivalents,
end of period                               $  147,022,000    $   69,280,000

Other cash flow information:
Interest paid in cash                       $    7,385,000    $    4,963,000
Income taxes paid in cash                   $    1,835,000    $    1,034,000

See notes to condensed consolidated financial statements


                  HERITAGE COMMERCE CORP AND SUBSIDIARIES
          Notes to Condensed Consolidated Financial Statements
                           September 30, 1999
                               (Unaudited)

1) Basis of Presentation

   The unaudited condensed consolidated financial statements of Heritage Commerce Corp and its wholly owned subsidiaries, Heritage Bank of Commerce and Heritage Bank East Bay, have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included the Company's Form 10-K Annual Report for the year ended December 31, 1998.

   In the Company's opinion, all adjustments necessary for a fair presentation of these condensed consolidated financial statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

   The results for the three months and nine months ended September 30, 1999 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 1999.


2) Share and Per Share Amounts

   Earnings per common share (basic) are calculated based on the weighted average number of shares outstanding during the period. Earnings per common and common equivalent share (diluted) are calculated based on the weighted average number of shares outstanding during the period, plus equivalent shares representing the dilutive effect of stock options using the treasuring stock method. There was no difference in net income used in the calculation of basic and diluted earning per share. All share numbers have been restated for the stock split in February, 1999. Reconciliation of weighted average shares used earnings per share are as follows:

                                            Three months ended September 30,     Nine months ended September 30,
                                                    1999             1998            1999           1998
Weighted average common shares outstanding        6,272,202        5,530,522        5,803,809      5,139,054
Diluted effect of stock options outstanding         691,311          643,896          762,083        535,896
Shares used in computing diluted
earnings per share                                6,963,513        6,174,418        6,565,892      5,674,950


3)	Adoption of  FAS 133

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 , "Accounting for Derivative Instruments and Hedging Activities." The Company adopted the provisions of SFAS No. 133 effective February 1, 1999. Because of the Company's minimal use of derivatives, the adoption of SFAS No. 133 did not significantly impact the Company's earnings or financial position. As allowed by SFAS No. 133 the Company transferred approximately $11.67 million of certain serurities from the held-to-maturity to available-for-sale classification. The gross realized and gross unrealized gains or losses on the securities transferred were not material to the Company.

4) Comprehensive Income

   Comprehensive income includes net income and other comprehensive income. The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available-for-sale. Reclassification adjustments resulting from gains and losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

The following is a summary of the components of accumulated other comprehensive income:

                                            For the Three Months Ended               For the Nine Months Ended
                                        September 30, 1999   September 30, 1998  September 30, 1999  September 30, 1998
Net Income                                 $   753,000        $    574,000       $    2,055,000      $    1,557,000
Other comprehensive income, net of tax:
  Net unrealized holding gain on securities
  available-for-sale during the period          40,000             633,000              294,000             828,000
Less: reclassification adjustment for
      realized gains on available-for-sale
      securities included in net income
      during the period                            ---             (37,000)          (1,004,000)           (104,000)

Other comprehensive income (loss)               40,000             596,000             (710,000)            724,000

Comprehensive income                        $  793,000         $ 1,170,000        $   1,345,000       $   2,281,000



5) Business Acquisition

   On September 21, 1999, the Company, through its wholly owned subsidiary Heritage Bank of Commerce signed a definitive agreement to acquire Business Factors, Inc. ("BFI") for $11,000,000. Pending required regulatory approval, the transaction is expected to close during the fourth quarter of 1999.

   BFI specializes in accounts receivable financing, inventory loans, equipment term loans, factoring, and other types of business loans.

   BFI is expected to operate as a subsidiary of Heritage Bank of Commerce. The operations of the Heritage Capital Group, a division of Heritage Bank of Commerce, which provides asset-based financing and factoring, are expected to be combined with those of BFI.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

OVERVIEW

     Net income for the quarter and nine months ended September 30, 1999 was $753,000 and $2,055,000, or $0.11 and $0.31 per diluted share, as compared to net income of $574,000 and $1,557,000, or $0.09 and $0.27 per diluted share, for the same period in 1998. The increase was attributable to the sale of the Internet credit card business as well as the growth in the level of average earning assets overall, and of loans in particular. Return on average assets annualized for the first nine months of 1999 and 1998 was 0.72% and 0.67%. Annualized return on average equity for the first nine months of 1999 was 8.06%, compared to 8.46% for the first nine months of 1998.

     Average interest earning assets for the quarter and nine months ended September 30, 1999 were up $45,208,000 and $63,951,000, or 14% and 23% over
1998, with much of the increase primarily attributable to growth in loans.
The average rate earned on loans in the third quarter and nine months of 1999 was 9.95% and 9.84%, compared to 11.53% and 11.14% in the third quarter and nine months of 1998. The average rate on earning assets was 8.54% and 8.63% for the quarter and nine months ended September 30, 1999, compared to 9.24% and 8.91% for the quarter and nine months ended September 30, 1998.

      Average interest bearing liabilities increased $38,067,000 and $56,474,000, or 17% and 31% from three months and nine months ended September 30, 1998 compared to the same periods in 1999, with the increase attributable to growth in interest bearing demand deposits, saving and money market accounts, and growth in time deposits. The average rate paid on interest bearing liabilities was 4.10% and 3.94% at the three and nine months ended September 30, 1999, compared to 4.28% and 3.94% in the three and nine months ended September 30, 1998. The Company's net interest margin was 5.67% and 5.89% in the third quarter and nine months ended September 30, 1999, compared with 6.34% both in the third quarter and the nine months ended September 30, 1998.

     The Company's non-performing assets were $1,187,000 at September 30, 1999, compared to $1,288,000 at December 31, 1998.

     Shareholders' equity increased $12,933,000 to $43,630,000, or 9.31% of assets, at September 30, 1999, from $30,697,000 or 7.58% of assets, at December 31, 1998, due to the Company selling 758,138 new shares of stock at a price of $15.00 per share for the period ending September 30, 1999. The Company's Tier 1 and total risk-based capital ratios were 12.6% and 13.9% at September 30, 1999, compared to 9.2% and 10.4%, respectively, at December 31, 1998. Due to the stock offering closed in the quarter ended September 30, 1999, the Company's leverage capital ratio stood at 10.7% at September 30, 1999. This compares with a leverage ratio of 7.5% at December 31, 1998 and 8.3% at September 30, 1999.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields for the periods presented:


                                 For the three months ended September 30,1999   For the three months ended September 30,1998
                                                      Interest       Average                       Interest      Average
                                      Average          Income/        Yield/       Average          Income/       Yield/
(Dollars in thousands)                Balance          Expense         Rate        Balance          Expense        Rate
Assets:
   Loans, gross                     $   260,884       $   6,545       9.95%      $   193,541      $  5,626        11.53%
   Investments securities                43,220             551       5.06%          101,324         1,495         5.85%
   Federal fund sold                     61,675             780       5.02%           25,706           348         5.37%
      Total interest earning assets     365,779       $   7,876       8.54%          320,571      $  7,469         9.24%
Cash and due from banks                  18,128                                       20,680
Premises and equipment, net               3,177                                        3,038
Other assets                             20,093                                        7,562
      Total assets                   $  407,177                                  $   351,851

Liabilities and shareholders'equity:
Deposits
   Demand, interest bearing          $    8,751        $      28      1.27%      $     7,822      $     38         1.93%
   Savings and money market             129,283            1,095      3.36%          131,499         1,269         3.83%
   Time deposits, less than $100,000     41,261              549      5.28%           18,575           253         5.40%
   Time deposits, $100,000 and over      64,310              790      4.87%           55,599           721         5.14%
   Brokered deposits                     11,913              173      5.76%            4,111            67         6.47%
   Other borrowings                         304               11     14.32%              149             2         5.74%
Total interest bearing liabilities      255,822        $   2,646      4.10%          217,755      $  2,350         4.28%
Demand deposits                         105,924                                      102,612
Other liabilities                         5,671                                        3,506
      Total liabilities                 367,417                                      323,873
Shareholders' equity                     39,760                                       27,978
   Total liabilities and
   shareholders' equity              $  407,177                                  $   351,851

Net interest income / margin                           $   5,230      5.67%                       $  5,119         6.34%

Note:	Yields and amounts earned on loans include loan fees of $531,000 and
      $407,000 for the three month periods ended September 30, 1999 and 1998, respectively.



                                  For the Nine Months Ended September 30,1999   For the Nine Months Ended September 30,1998
                                                      Interest       Average                       Interest         Average
                                    Average           Income/         Yield/       Average         Income/           Yield/
(Dollars in thousands)              Balance           Expense          Rate        Balance         Expense            Rate

Assets:
   Loans, gross                    $  255,228        $  18,794         9.84%     $  160,640      $   13,381         11.14%
   Investments securities              48,946            1,944         5.31%         97,609           4,396          6.02%
   Federal funds sold                  39,336            1,427         4.85%         21,310             860          5.40%
    Total interest earning assets     343,510        $  22,165         8.63%        279,559      $   18,637          8.91%
Cash and due from banks                16,867                                        20,618
Premises and equipment, net             3,182                                         2,719
Other assets                           16,482                                         6,450
    Total assets                   $  380,041                                    $  309,346

Liabilities and shareholders' equity:
Deposits:
   Demand, interest bearing        $    9,493        $     102         1.44%     $    6,989      $      100          1.91%
   Savings and money market           125,748            3,022         3.21%        113,541           2,915          3.43%
   Time deposits, less than $100,000   35,687            1,406         5.27%         11,967             460          5.14%
   Time deposits, $100,000 and over    59,011            2,130         4.83%         48,089           1,814          5.04%
   Brokered deposits                    8,092              346         5.72%          1,385              66          6.40%
   Other borrowings                       469               22         6.25%             55               3          6.17%
Total interest bearing liabilities    238,500        $   7,028         3.94%        182,026      $    5,358          3.94%
Demand deposits                       101,720                                        99,913
Other liabilities                       5,748                                         2,782
    Total liabilities                 345,968                                       284,721
Shareholders' equity                   34,073                                        24,625
    Total liabilities and
    shareholders' equity           $  380,041                                    $  309,346

Net interest income / margin                         $  15,137         5.89%                     $   13,279          6.34%

Note:	Yields and amounts earned on loans include loan fees of $1,463,000 and
      $1,046,000 for the nine month periods ended September 30, 1999 and 1998, respectively.


     The Company's net interest income for the third quarter and nine months end of 1999 was $5,230,000 and $15,137,000, an increase of $111,000 and
$1,858,000 over the third quarter and nine months end of 1998. When compared to the third quarter and nine months end of 1998, average earning assets increased by $45,208,000 and $63,951,000. The net yield on average earning assets was 5.67% and 5.89% in the third quarter and the first nine months of 1999, compared to 6.34% both in the third quarter and the first nine months of 1998


     The following table sets forth an analysis of the changes in interest income and increase in the volume of interest earning liabilities balanceed by a decrease in the average rate earned and paid. The total change is shown in the column designated "Net Change" and is allocated in the columns to the left, to the portions respectively attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated between the volume and rate categories in proportion to the relationship of the changes due solely to the changes in volume and rate, respectively.

                                            Three Months Ended September 30
                                                      1999 vs. 1998
                                         Increase (Decrease) Due to Change In:
                                           Average      Average        Net
(Dollars in thousands)                      Volume        Rate        Change
Interest earning assets
   Loans, gross                          $   1,691    $   (772)     $    919
   Investments securities                     (741)       (203)         (944)
   Federal funds sold                          455         (23)          432
Total interest earning assets            $   1,405    $   (998)     $    407

Interest bearing liabilities
   Demand, interest bearing              $       3    $    (13)     $    (10)
   Money Market and Savings                    (19)       (155)         (174)
   Time deposits, less than $100,000           302          (6)          296
   Time deposits, $100,000 and over            108         (39)           69
   Brokered Deposits                           113          (7)          106
   Other borrowings                              6           3             9
Total interest bearing liabilities       $     513    $   (217)     $    296
Net interest income                      $     892    $   (781)     $    111



                                              Nine Months Ended September 30
                                                        1999 vs. 1998
                                         Increase (Decrease) Due to Change In:
                                           Average       Average       Net
(Dollars in thousands)                      Volume         Rate       Change
Interest earning assets
   Loans, gross                          $   6,971    $   (1,558)    $  5,413
   Investments securities                   (1,933)         (519)      (2,452)
   Federal funds sold                          654           (87)         567
Total interest earning assets            $   5,692    $   (2,164)    $  3,528

Interest bearing liabilities
   Demand, interest bearing              $      27    $      (25)    $      2
   Money Market and Savings                    296          (189)         107
   Time deposits, less than $100,000           934            12          946
   Time deposits, $100,000 and over            393           (77)         316
   Brokered Deposits                           287            (7)         280
   Other  borrowings                            19             0           19
Total interest bearing liabilities        $  1,956     $    (286)    $  1,670
Net interest income                       $  3,736     $  (1,878)    $  1,858


Provision for Loan Losses

     During the third quarter of 1999, the provision for loan losses was $356,000, down $194,000 from $550,000 for the third quarter of 1998, due to the sale of Internet credit card portfolio.

Noninterest Income

     The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                      Three months ended        Increase
                                          September 30       1999 versus 1998
(Dollars in thousands)                    1999      1998      Amount   Percent
Gain of sale of loans                $   271     $    50    $   211      442%
Gain on sale of securities
available-for-sale                       ---         291       (291)    (100%)
Service charges and other fees            84          62         22       35%
Servicing income                       1,180         ---      1,180       ---
Other investment income                   73          95        (22)     (23%)
Other income                             194          98         96       98%
     Total                           $ 1,802     $   596    $ 1,206      202%

                                       Nine months ended          Increase
                                            September 30     1999 versus 1998
(Dollars in thousands)                    1999      1998      Amount   Percent
Gain on sale of loans                $   401     $    83    $    318    383%
Gain on sale of securities
available-for-sale                     1,004         358         646    180%
Service charges and other fees           226         161          65     40%
Servicing income                       1,180         ---       1,180     ---
Other investment income                  201         203          (2)    (1%)
Other income                             701         165         536    325%
     Total                           $ 3,713      $  970    $  2,743    283%


     Noninterest income for the third quarter and the first nine months ended September 30, 1999 was $1,802,000 and $3,713,000, up $1,206,000, or
202%, and $2,743,000, or 283%, from $596,000 and $970,000 for the third quarter and the nine months ended September 30, 1998. For the nine month period, this increase was primarily the result of gains recognized on the sale of securities available-for-sale and the sale of the Company's Internet credit card portfolio.

Noninterest Expense

     The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                      For The Three Months Ended September 30,
                                                                       Percent
                                                             Increase  Increase
(Dollars in thousands)                    1999      1998    (Decrease)(Decrease)
Salaries and benefits                  $  2,714  $  2,078   $    636      31%
Client services                             362       511       (149)    (29%)
Furniture and equipment                     244       236          8       3%
Occupancy                                   300       224         76      34%
Advertising and promotion                   215       221         (6)     (2%)
Loan origination costs                      145       109         36      33%
Professional fees                           884        97        787     811%
Stationery & Supplies                        91        73         18      25%
Telephone expense                            56        38         18      47%
All other                                   492       561        (69)    (12%)
     Total                              $ 5,503   $ 4,148    $ 1,355      33%


                                      For The Nine Months Ended September 30,
                                                                        Percent
                                                             Increase  Increase
(Dollars in thousands)                    1999      1998    (Decrease)(Decrease)
Salaries and benefits                  $  7,678  $   5,448   $   2,230    41%
Client services                           1,158      1,430        (272)  (19%)
Furniture and equipment                     824        589         235    40%
Occupancy                                   793        566         227    40%
Advertising and promotion                   592        588           4     1%
Loan origination costs                      401        304          97    32%
Professional fees                         1,129        410         719   175%
Stationery & Supplies                       226        181          45    25%
Telephone expense                           159        119          40    34%
All other                                 1,292        993         299    30%
     Total                             $ 14,252   $ 10,628   $   3,624    34%


     Noninterest expenses for the third quarter of 1999 were $5,503,000, up $1,355,000, or 33%, from $4,148,000 for the third quarter of 1998.
Noninterest expenses for the first nine months of 1999 were $14,252,000, up $3,624,000,or 34%, from $10,628,000 for the first nine months of 1998, to support the Company's loan and deposit growth and the opening of a branch office in the South Valley in city of Morgan Hill, California.

     Noninterest expenses consist primarily of salaries and employee benefits (49% and 50% of total noninterest expenses for the third quarter of 1999 and 1998, respectively; 54% and 51% of total noninterest expenses for the nine months ended September 30, 1999 and 1998, respectively) and client services (7% and 12% of total non-interest expenses for the third quarter of 1999 and 1998, respectively; 8% and 13% of total noninterest expenses for the first nine months of 1999 and 1998, respectively). The increase in salaries and benefits expenses was primarily attributable to an increase in the number of employees. The Company employed 135 people at September 30,1999, up 17 from 118 at September 30, 1998. Client services expenses included courier and armored car costs, imprinted check costs, and other client services costs, all of which are directly related to the amount of funds on deposit in accounts at the Company. Due to lower balances in these accounts in the third quarter of 1999, the expense was less than the previous year. The increase in furniture and equipment expenses and in occupancy expenses was primarily attributable to an increase in the number of employees and new banking locations. The increase in professional fees is primarily due to consultants the Company has used for a variety of ongoing projects.

Income Taxes

     The provision for income taxes for the nine months ended September 30, 1999 was $1,060,000 as compared to $1,004,000 for the same period in 1998.
The effecitve income tax rate for the state and federal income taxes for the nine months ended September 30, 1999 was 34.0% as compared to 39.2% for the same period in 1998. The difference in the effecitve tax rate compared to the statutory tax rate and the reduction in the effective tax rate is primarily the result of the Company holding certain life insurance contracts and the Company's investment in municipal securities.

FINANCIAL CONDITION

     Total assets increased 17% to $468,574,000 at September 30, 1999, compared to $399,079,000 at September 30, 1998. The growth was primarily due to increases in the Company's cash and cash equivalents and loan portfolio funded by growth in deposits offset by decreases in investment securities.

Securities Portfolio

     The following table summarizes the composition of the Company's investment securities and the weighted average yields at September 30, 1999:

                                                                        September 30, 1999
                                                                              Maturity
                                                      After One Year    After Five Years                           Total
                                         Within         and Within        and Within             After            Amortized
                                        One Year        Five Years        Ten Years            Ten Years           Cost
(Dollars in thousands)               Amount   Yield    Amount    Yield    Amount   Yield     Amount    Yield    Amount   Yield
Securities available-for-sale:
   U.S. Treasury                    $ 10,033  4.79%   $  8,119   5.28%   $   ---     ---     $  ---      ---   $ 18,152  5.01%
   Municipals - taxable                  ---    ---        420   6.51%       ---     ---        ---      ---        420  6.51%
   Municipals - non-taxable              ---    ---        ---     ---     3,485   4.71%      1,579    4.78%      5,064  4.73%
     Total available-for-sale       $ 10,033  4.79%   $  8,539   5.34%   $ 3,485   4.71%     $1,579    4.78%   $ 23,636  4.98%

Securities held-to-maturity:
   Municipals - taxable             $  1,880  6.30%   $  4,030   6.54%   $   515   6.45%     $  ---      ---   $  6,425  6.46%
   Municipals - non taxable              ---    ---        461   4.86%     5,841   4.50%      1,118    4.59%      7,420  4.54%
     Total held-to-maturity         $  1,880  6.30%   $  4,491   6.37%   $ 6,356   4.66%     $1,118    4.59%   $ 13,845  5.43%
     Total securities               $ 11,913  5.03%   $ 13,030   5.69%   $ 9,841   4.68%     $2,697    4.70%   $ 37,481  5.14%

Note: Yield on non-taxable municipal securities are not presented in a fully tax equivalent basis.


Loans

     Total gross loans increased 4% to $245,411,000 at September 30, 1999, as compared to $236,307,000 at December 31, 1998. The increase in loan balances was due to the business development efforts of the Company's loan teams.

     The following table indicates the Company's loan portfolio for the periods indicated:

(Dollars in thousands)                September 30, 1999   % of Total  December 31, 1998   % of Total
Commercial                                $    105,543         43%     $    79,567            34%
Real estate - mortgage                          69,246         28%          57,216            24%
Real estate - land and construction             68,662         28%          49,270            21%
Consumer                                         2,022          1%          50,349            21%
     Total loans                               245,473        100%         236,402           100%
Deferred loan fees                                 (62)                        (95)
Allowance for loan losses                       (4,569)                     (3,825)
Loans, net                                $    240,842                  $  232,482


     The change in the Company's loan portfolio is primarily due to the increase in the commercial and real estate loan portfolio offset by a decline in the consumer portfolio resulting from the sale of the Internet credit card portfolio.

     The Company's loan portfolio is based in commercial (primarily to companies engaged in manufacturing, wholesale, and service businesses) and real estate lending, with the balance in consumer loans. However, while no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

     In February 1998, the Company entered into a contract with Internet Access Financial Corporation to provide a credit card over the Internet. The customers for the credit cards were not limited to Northern California, the Companys' primarily market area, as the product was available to anyone across the country. The growth in 1998 in the consumer loan portfolio was attributable to the introduction of this Internet credit card. As noted in the above table, the consumer loans category declined from $50,349,000 at December 31, 1998 to $2,022,000 at September 30, 1999 as a result of the sale of the Internet credit card portfolio.

    The Company has continued its relationship with Internet Access Financial Corporation as a provider of certain administrative services to them in conjunction with the issuance of credit cards.

    The following table sets forth the maturity distribution of the Company's loans at September 30, 1999:

                                                          Over One Year
                                             Due in One   But Less Than      Over
(Dollars in thousands)                      Year or Less    Five Years    Five Years      Total
Commercial                                  $    98,739    $     6,574     $     168   $ 105,481
Real estate - mortgage                           31,960         20,882        16,404      69,246
Real estate - land and construction              68,662            ---           ---      68,662
Consumer                                          1,089            920            13       2,022
Total loans                                 $   200,450    $    28,376     $  16,585   $ 245,411

Loans with variable interest rates          $   190,360    $    10,060     $     307   $ 200,727
Loans with fixed interest rates                  10,090         18,315        16,279      44,684
Total                                       $   200,450    $    28,375     $  16,586   $ 245,411

Note: Total shown is net of deferred loan fees of $62,000 at September 30, 1999.


     The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At September 30, 1999, approximately 82% of the Company's loan portfolio consisted of floating interest rate loans.

Allowance for Loan Losses

     Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, collateral value, loan volumes and concentrations, recent loss experience in particular segments of the portfolio, bank regulatory examination results, and current economic conditions. Management has established an evaluation process designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of loss inherent in the portfolio by segregating the allowance for loan losses into four components:"watch", "special mention", "substandard"and "doubtful".

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

     The following table summarizes the Companys' loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                           Nine months ended      Year ended
                                             September 30,        December 31,
(Dollars in thousands)                        1999         1998       1998
Balance, beginning of period / year      $    3,825    $   2,884   $   2,285
Charge-offs                                    (797)         (35)       (173)
Less recoveries                                  58            3         137
Net loans charged-off                          (739)         (32)        (36)
Provision for loan losses                     1,483          550       1,576
Balance, end of period / year             $   4,569     $  3,402   $   3,825

Ratios:
Net charge-offs to
average loans outstanding                      0.31%        0.02%       0.02%
Allowance for loan losses
to average loans                               1.89%        2.37%       2.11%
Allowance for loan losses to total loans       1.86%        1.67%       1.62%
Allowance for loan losses
to non-performing loans                         385%          ---        297%


     The increase in charge-offs relates primarily to the Company's consumer credit card portfolio.

     The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                           September 30, 1999        September 30, 1998        December 31, 1998
                                                    Percent of ALL             Percent of ALL              Percent of ALL
                                                   in each category           in each category            in each category
(Dollars in thousands)                     Amount   to total loans    Amount   to total loans    Amount    to total loans
Commercial                              $   2,196         2.08%     $  1,486        2.19%      $  1,567         1.98%
Real estate - mortgage                        293         0.42%          219        0.37%           224         0.39%
Real estate - land and construction         1,064         1.55%          776        1.93%           815         1.65%
Consumer                                       28         1.37%          458        1.27%         1,146         2.28%
Unallocated                                   988           ---          463          ---            73         ---
Total                                   $   4,569         1.86%     $  3,402        1.67%      $  3,825         1.62%


     The increase in the allowance for loan losses reflects increasing on a percentage basis the reserve for the Company's commercial and real estate loan portfolio. It also reflects the increase in non-performing assets in the general loan portfolio.

Deposits

     Deposits totaled $416,650,000 at September 30, 1999, an increase of 19%, as compared to total deposits of $350,047,000 at December 31, 1998. The increase in deposits was primarily due to increases in saving and money market accounts and time deposit accounts. Noninterest bearing deposits were $120,097,000 at September 30, 1999, compared to $120,854,000 at December 31,
1998. Interest bearing deposits were $296,553,000 at September 30, 1999, an increase of 29% as compared to $229,193,000 at December 31, 1998

     The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                        Nine months ended      Year ended
                                       September 30, 1999   December 31, 1998
                                      Average     Average   Average   Average
(Dollars in thousands)                Balance    Rate Paid  Balance  Rate Paid
Demand, non-interest bearing        $  101,720      ---    $ 102,834     ---
Demand, interest bearing                 9,493     1.44%       7,368    1.85%
Saving and money market                125,748     3.21%     122,157    3.46%
Time deposits less than $100,000        35,687     5.27%      16,638    5.28%
Time deposits, $100,000 and over        59,011     4.83%      48,861    5.04%
Brokered deposits                        8,092     5.72%       3,826    5.87%
     Total average deposits         $  339,751     2.76%   $ 301,684    2.63%


Deposit Concentration and Deposit Volatility

     The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of September 30, 1999.

(Dollars in thousands)                        Balance          % of Total
Three months or less                       $    30,436             40%
Over three months through twelve months         42,723             56%
Over twelve months                               2,986              4%
       Total                               $    76,145            100%



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

Interest Rate Risk

     The planning of asset and liability maturities is an integral part of the management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

     The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at September 30, 1999, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                             Within     Due in Three   Due After
                                             Three       to Twelve     One to Five  Due After   Not Rate-
(Dollars in thousands)                       Months         Months        Years     Five Years  Sensitive      Total
Interest earning assets:
   Federal funds sold                      $  128,130    $      ---   $      ---   $     ---    $    ---    $ 128,130
   Securities                                   7,018         4,883       13,006      12,514         ---       37,421
   Total loans                                204,556        13,266       28,375      16,587         ---      262,784
     Total interest earning assets            339,704        18,149       41,381      29,101         ---      428,335
Cash and due from banks                                                                           18,892       18,892
Other assets                                                                                      21,347       21,347
     Total assets                          $  339,704    $   18,149   $   41,381    $ 29,101    $ 40,239    $ 468,574

Interest bearing liabilities:
   Demand, interest bearing                $    8,209    $      ---   $      ---    $    ---    $    ---    $   8,209
   Savings and money market                   169,875           ---          ---         ---         ---      169,875
   Time deposits                               39,705        72,229        6,535         ---         ---      118,469
     Total interest bearing liabilities       217,789        72,229        6,535         ---         ---      296,553
   Noninterest demand deposits                 43,839           ---          ---         ---      76,258      120,097
   Other liabilities                                                                               8,294        8,294
   Shareholders' equity                                                                           43,630       43,630
Total liabilities and shareholders' equity  $ 261,628     $  72,229    $   6,535         ---    $128,182    $ 468,574
Interest rate sensitivity GAP               $  78,076     $ (54,080)   $  34,846    $ 29,101    $(87,943)         ---
Cumulative interest rate sensitivity GAP    $  78,076     $  23,996    $  58,842    $ 87,943         ---          ---
Cumulative interest rate sensitivity
GAP ratio                                      16.66%         5.12%       12.56%      18.77%



     The foregoing table demonstrates that the Company had a positive cumulative one year gap of $24 million, or 5.12% of total assets, at September 30, 1999. In theory, this would indicate that $24 million more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of credit.

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

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At September 30, 1999, the Company's primary liquidity ratio was 38.39%, comprised of $18.5 million in investment securities available-for-sale with maturity (or probable calls) of up to five years, less $9.0 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $128.1 million, and $18.9 million in cash and due from banks, as a percentage of total unsecured deposits of $407.7 million.

Capital Resources

     The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                               September  30,     December 31,
(Dollars in thousands)                       1999        1998         1998
Capital components:
   Tier 1 Capital                         $   43,531    $  29,246  $   29,850
   Tier 2 Capital                              4,313        3,402       3,825
      Total risk-based capital            $   47,844    $  32,648  $   33,675

Risk-weighted assets                      $  344,751    $ 290,383  $  323,699
Average assets                            $  406,686    $ 351,727  $  399,092

                                                                                  Minimum
                                                                                 Regulatory
                                                                                Requirements
Capital ratios:
   Total risk-based capital                    13.9%        11.2%       10.4%       8.0%
   Tier 1 risk-based capital                   12.6%        10.1%        9.2%       4.0%
   Leverage ratio (1)                          10.7%         8.3%        7.5%       4.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).


     The Company completed a public stock offering on August 16, 1999 resulting in an increase of $11,200,000 net of issuance cost in equity. The Company sold 758,138 new shares at a price of $15.00 per share.

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

     Resolution of the year 2000 problem is among the Company's highest priorities, and the Company is preparing for the century change with a comprehensive enterprise-wide year 2000 program. The Company has identified all of the major systems and has employed external and internal resources to renovate and test the systems. The Company is testing purchased software and systems supported by external parties as part of the program. The Company is evaluating customers and vendors that have significant relationships with the Company to determine whether they are adequately preparing for the year 2000. In addition, the Company is developing contingency plans to reduce the impact of some potential events that may occur. The Company cannot guarantee, however, that the systems of vendors or customers with whom it does business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

     The Company identified over 90 individual year-2000 projects. The projects varied in size, importance and materiality, from large undertakings, such as remediating complicated data systems, to smaller, but still important, projects such as installing compliant computer utility systems. All of the projects identified have been completed.

     The Company assigned projects a priority, indicating the importance of the function to the Company's continuing operation. This prioritization facilitated reporting on projects based on their relative importance. The Company prioritized projects as "High Priority - In House", "High Priority - Not In House" and "Medium Priority". Both High Priority categories have projects classified as "Mission Critical".

Mission Critical projects are defined as:

- systems vital to the continuance of a broad core business activity;
- functions, the interruption of which for longer than 3 days would threaten the Company's viability; or
- functions that provide the environment and infrastructure necessary to continue the broad core business activities.

     Testing of all mission critical systems was complete as of March 12, 1999 and the Company has completed a follow-up assessment of many of its clients' year 2000 preparedness. Currently, the Company's focus is on vendor follow-up and contingency plans. The Company has communicated with all vendors with whom it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third-party year 2000 risks. All the vendors that present year 2000 risks have completed or are substantially complete with their testing. The
Company does not significantly rely on "embedded technology" in its critical processes. Most building systems in the Company's main offices use mechanical systems rather than embedded technology and therefore do not pose any year 2000 risk.

Risks

     The principal risks associated with the year 2000 problem can be grouped into three categories:

- the Company does not successfully ready its operations for the next century,
- disruption of the Company's operations due to operational failures of third parties, and
- business interruption among fund providers and obligors such that expected funding and repayment does not take place

     The only risk largely under the Company's control is preparing the Company's internal operations for the year 2000. The Company, like other financial institutions, is heavily dependent on its computer systems. The complexity of these systems and their interdependence make it impractical to convert to alternative systems without interruptions if necessary modifications are not completed on schedule. The Company believes it has made all modifications necessary to continue operations into and beyond the Year 2000.

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

Contingency Plans

     The Company has developed a business resumption contingency plans for the year 2000. Business resumption contingency plans address the actions that the Company would take if critical business functions cannot be carried out in the normal manner upon entering the next century due to system or supplier failure.

Cost

     The total cost to the Company of year 2000 compliance issues, which includes testing, system replacement and any anticipated lost revenue, has been approximately $30,000 and is not anticipated to increase substantially through the completion of all projects. These costs and the date on which the Company plans to complete the year 2000 modifications and testing process are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third-party modification plans, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.



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

Item 2. - Changes in Securities and Use of Proceeds

	    On August 16, 1999, the Company completed a public offering. The Company sold 758,138 new shares at a price of $15.00 per share.


Item 6. - Exhibits and Reports on Form 8-K

(a)	Exhibits included with this filing:

Exhibit Number                            Name
10.1 Executive Indexed Compensation Benefits Agreement and The Split Dollar Agreement with John E. Rossell
10.2 Executive Indexed Compensation Benefits Agreement and The Split Dollar Agreement with Richard L. Conniff
10.3 Executive Indexed Compensation Benefits Agreement and The Split Dollar Agreement with Brad L. Smith
10.4                Form of Director Agreement
10.5                Form of Director Surrogate Agreement
27.1                Financial Data Schedule

(b)	Reports on Form 8-K

     On September 21, 1999 the Company filed Form 8-K to report the signing of a definitive agreement to acquire Business Factors, Inc.

     On September 25, 1999, the Company filed its quarterly earnings press release with the SEC on Form 8-K.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Heritage Commerce Corp
                                                  (Registrant)
November 15, 1999                             /s/ John E. Rossell
       Date                         John E. Rossell, III,  President and CEO

November 15, 1999                             /s/ Lawrence D. McGovern
       Date                      Lawrence D. McGovern, Chief Financial Officer