Form 10-K405
period 1999-12-31
HERITAGE COMMERCE CORP
filed 2000-03-30
CIK 1053352

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                           COMMISSION FILE NO.

                             HERITAGE COMMERCE CORP
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   CALIFORNIA                                       77-0469558
(STATE OR OTHER JURISDICTION OF INCORPORATION OR       (I.R.S. EMPLOYER IDENTIFICATION NO.)
                  ORGANIZATION)
             150 ALMADEN BOULEVARD
              SAN JOSE, CALIFORNIA                                    95113
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on March 9, 2000 on the Nasdaq National Market was $87,933,525.

     As of March 9, 2000, 7,034,682 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                DOCUMENTS INCORPORATED                    PARTS OF FORM 10-K INTO WHICH INCORPORATED
                ----------------------                    ------------------------------------------
Definitive proxy statement for the Company's 2000         Part III
  Annual Meeting of Shareholders to be filed within
  120 days of the end of the fiscal year ended
  December 31, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             HERITAGE COMMERCE CORP

                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 1999

                                                                        PAGE
                                                                        ----
                                   PART I
Item 1.   Business....................................................    3
Item 2.   Properties..................................................   16
Item 3.   Legal Proceedings...........................................   17
Item 4.   Submission of Matters to a Vote of Security Holders.........   17

                                  PART II
Item 5.   Market for the Registrant's Common Equity and Related
          Shareholder Matters.........................................   17
Item 6.   Selected Financial Data.....................................   19
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................   21
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................   35
Item 8.   Financial Statements and Supplementary Data.................   36
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   36

                                  PART III
Item 10.  Directors and Executive Officers of the Registrant..........   37
Item 11.  Executive Compensation......................................   37
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management -- Beneficial Ownership of Common Stock..........   37
Item 13.  Certain Relationships and Related Transactions..............   37

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................   38

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Heritage Commerce Corp (the "Company") is registered with the Board of Governors of the Federal Reserve System ("FRB") as a Bank Holding Company under the Bank Holding Company Act ("BHCA"). The Company was organized in 1997 to be the holding company for Heritage Bank of Commerce ("HBC"). In 1998 the Company also became the holding company for Heritage Bank East Bay ("HBEB"), and in January 2000 the Company became the holding company for Heritage Bank South Valley ("HBSV"). HBC, HBEB, and HBSV are sometimes collectively referred to herein as the "Banks".

     On January 27, 1999, the Company's Board of Directors announced the declaration of a 3-for-2 stock split effective for shareholders of record on February 5, 1999, and paid on February 19, 1999. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

     On June 1, 1999, the Company commenced a public stock offering with the intent of selling up to 700,000 new shares of the Company's common stock at a price of $15.00 per share on a best effort basis. On August 16, 1999, the Company completed the public stock offering, having sold 758,138 new shares including a portion of the over allotment option at a price of $15.00 per share. This resulted in an increase in the shareholders' equity of the Company in the amount of $11,200,000, net of issuance costs.

     On February 21, 2000, a 10 percent stock dividend was paid to shareholders of record as of February 7, 2000. Historical share and per share information has not been restated to reflect this stock dividend.

  New Branches and Subsidiaries

     The Company's primary strategy is to establish de novo banks, branches, or representative offices in contiguous geographic areas. By virtue of each subsidiary's local ownership, management, and decision making, the Company hopes to benefit from the continuing trend in the banking industry towards merger and consolidation. The Company's, as well as the Banks', business strategy and promotional activities emphasize service and responsiveness to local needs.

     On December 22, 1998, HBC received authorization from the California Department of Financial Institutions to open a full service branch in the city of Morgan Hill, California. HBC's Board of Directors saw this geographic expansion as a continuation into HBC's primary market area, Santa Clara County, since Morgan Hill has a high concentration of potential clients with banking service requirements similar to those of HBC's current client mix. HBC opened the branch on March 1, 1999.

     On January 18, 2000, HBSV commenced business as a California state-chartered commercial bank and a subsidiary of the Company in the premises previously occupied by the Morgan Hill branch of HBC.

  General Banking Services

     The Company's customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in Santa Clara, Alameda, and Contra Costa counties. Businesses served include manufacturers, distributors, contractors, professional corporations/partnerships, and service businesses. The Company had approximately 4,900 deposit accounts at December 31, 1999.

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

     HBC's main and executive offices and the Company's offices are located at 150 Almaden Boulevard, San Jose, California 95113. In addition, HBEB is located at 3077 Stevenson Blvd., Fremont, California 94538, and HBSV is located at 18625 Sutter Drive, Morgan Hill, California 95037. See Item 2 -- "PROPERTIES." The Company's primary market area is Santa Clara, Alameda, and Contra Costa counties. The Company serves a secondary market consisting of the South Bay portion of the San Francisco Bay area, including portions of all counties contiguous to its primary market area.

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

SUPERVISION AND REGULATION

  General

     Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary of certain laws which relate to the regulation of the Company and Banks. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

     As a registered bank holding company, the Company is subject to the supervision of, and to regular inspection by, the FRB. Historically the activities of bank holding companies such as the Company have been limited by the BHCA to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or any other activity which the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies are required to give notice to or obtain prior approval from FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank. For discussion of recent expansion of the powers of bank holding companies, see "Financial Services Modernization Legislation" below. The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

     The Company's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

     Deposit accounts at the Banks are insured by the Federal Deposit Insurance Corporation (FDIC), which currently insures deposits to a maximum of $100,000 per depositor. For this protection, the Banks pay a semi-annual assessment and are subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

     HBC is a California state-chartered bank that became a member of the Federal Reserve System in January 2000. HBEB and HBSV are California state-chartered banks, but are not members of the Federal Reserve System. State banks chartered in California that are members of the Federal Reserve System are subject to regulation, supervision and regular examination by the Department of Financial Institutions (the "Department") and by the Federal Reserve Board. State non-member banks chartered in California are subject to regulation, supervision and regular examination by the Department and by the Federal Deposit Insurance Corporation. The regulations of the Department, the FDIC and the FRB govern most aspects of the Banks' business, including reporting requirements, activities, investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and other areas. To a lesser extent, the Banks are also subject to certain regulations promulgated by FRB.

  Financial Services Modernization Legislation

     On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     Generally, the Financial Services Modernization Act:

     - Repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

     - Provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

     - Broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

     - Provides an enhanced framework for protecting the privacy of consumer information;

     - Adopts a number of provisions related to capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

     - Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and

     - Addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     In order for the Company to take advantage of the ability to affiliate with other financial services providers, the Company must become a "Financial Holding Company" as permitted under an amendment to BHCA. To become a Financial Holding Company, the Company would file a declaration with the FRB, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the FRB must also determine that each insured depository institution subsidiary of the Company has at least a "Satisfactory" CRA rating. The Company currently meets the requirements to make an election to become a Financial Holding Company. The Company's management has not determined at this time whether it will seek an election to become a Financial Holding Company. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the Company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of its expanded powers provided in the Financial Services Modernization Act.

     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

     A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

     The Financial Services Modernization Act provides that designated federal regulatory agencies, including the FDIC, the FRB, the OCC and the Securities and Exchange Commission, are to publish regulations to implement certain provisions of the Act. In February 2000 these agencies cooperated in the release of proposed rules that would establish minimum requirements to be followed by financial institutions for protecting the privacy of financial information provided by consumers. The FDIC's proposed rule, which would establish privacy standards to be followed by state nonmember banks such as the Banks, would require a financial institution to (i) provide notice to customers about its privacy policies and practices, (ii) describe the conditions under which the institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and (iii) provide a method for consumers to prevent the financial institution from disclosing information to nonaffiliated third parties by "opting out" of that disclosure.

     The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, HBC, HBEB and HBSV will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

     The Company and the Banks do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Banks.

  Limitations on Dividends

     The Company's ability to pay cash dividends is dependent on dividends paid to it by the Banks. Under California law the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to certain restrictions. A California corporation such as the Company may make a distribution to its shareholders if its retained earnings will equal at least the amount of the proposed distribution. California law further provides that in the event sufficient retained earnings are not available for the proposed distribution a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, it meets two conditions, which generally stated are as follows: (i) the corporation's assets must equal at least 125% of its liabilities; and (ii) the corporation's current assets must equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 125% of its current liabilities. Most bank holding companies are unable to meet this test.

     The payment of cash dividends by the Company depends on various factors, including the earnings and capital requirements of itself and its subsidiaries, and other financial conditions. The primary source of funds for payment of dividends by the Company to its shareholders will be the receipt of dividends and management fees from the Banks. The Company has no present intention of paying cash dividends in the foreseeable future. The legal ability of the Banks to pay dividends is subject to restrictions set forth in the California banking law and regulations of the FDIC. No assurance can be given that the Banks will pay dividends at any time. For restrictions applicable to the Banks, see Item
5 -- "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS -- Dividends."

  Safety and Soundness Standards

     The federal banking agencies have adopted guidelines establishing standards for safety and soundness. The guidelines are designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, earnings, asset quality, asset growth, and compensation, fees and benefits. The guidelines establish the safety and soundness standards that the agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If an institution fails to comply with a safety and soundness standard, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action.

  "Source Of Strength" Policy

     According to FRB policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary.

  Capital Adequacy Guidelines

     Federal banking agencies have adopted risk-based capital guidelines for insured banks and bank holding companies. These guidelines require a minimum risk-based capital ratio of 8%, with at least 4% in the form of "Tier 1" capital. Tier 1 capital consists of common equity, non-cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves.

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

     The following table presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 1999:

                                                             DECEMBER 31, 1999
                                                --------------------------------------------
                                                                       FOR CAPITAL ADEQUACY
                                                      ACTUAL                 PURPOSES
                                                -------------------    ---------------------
                                                  AMOUNT      RATIO       AMOUNT      RATIO
                                                -----------   -----    ------------   ------
Total risk-based capital/risk-weighted
  assets......................................  $49,176,000   13.2%    $29,706,000     greater than
                                                                                       or equal to $8.0%
Tier 1 capital/risk-weighted assets...........  $44,530,000   12.0%    $14,853,000     greater than
                                                                                       or equal to $4.0%
Tier 1 capital/average assets.................  $44,530,000    9.4%    $19,012,000     greater than
                                                                                       or equal to $4.0%

     Federal banking agencies, including the FRB and the FDIC, have adopted regulations implementing a system of prompt corrective action pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories based on the capital measures indicated below:

                                             TOTAL RISK-BASED   TIER 1 RISK-BASED       TIER 1
             CAPITAL CATEGORY                 CAPITAL RATIO       CAPITAL RATIO     LEVERAGE RATIO
             ----------------                ----------------   -----------------   --------------
Well capitalized...........................        10.0%               6.0%              5.0%
Adequately capitalized.....................         8.0%               4.0%              4.0%
Undercapitalized...........................        <8.0%              <4.0%             <4.0%
Significantly undercapitalized.............        <6.0%              <3.0%             <3.0%
Critically undercapitalized (1)............          N/A                N/A               N/A

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

     An insured depository institution cannot make a capital distribution (as broadly defined to include, among other items, dividends, redemptions and other repurchases of stock), or pay management fees to any person who controls the institution, if thereafter it would be undercapitalized. The appropriate federal banking agency, however, may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if such action (i) is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount and (ii) will reduce the institution's financial obligations or otherwise improve its financial condition. An undercapitalized institution is also generally prohibited from increasing its average total assets. An undercapitalized institution is also generally prohibited from making any acquisitions, establishing any branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

     The federal banking agencies have adopted a joint agency policy statement to provide guidance on managing interest rate risk. The statement indicated that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. If a bank has material weaknesses in its risk management process or high levels of exposure relative to its capital, the agencies will direct it to take corrective action. Such directives may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce level of exposure or some combination of these actions.

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

     The FDIC assigns each Bank Insurance Fund (BIF) member institution an annual FDIC assessment rate, summarized below (assessment figures are expressed in terms of cents per $100 in deposits):

              CAPITAL CATEGORY                GROUP A      GROUP B      GROUP C
              ----------------                -------      -------      -------
Well capitalized............................     0(1)         3           17
Adequately capitalized......................     3           10           24
Undercapitalized............................    10           24           27

---------------
(1) Subject to a statutory minimum assessment of $2,000 per year (which also applies to all other assessment risk classifications).

     At December 31, 1999, HBC's and HBEB's assessment rate was equivalent to a well capitalized, group A institution. HBSV did not commence operations until January 18, 2000.

     Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Banks began paying, in addition to their normal deposit insurance premium as a member of the BIF, an amount equal to approximately 1.3 basis points per $100 of insured deposits toward the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 6.4 basis points. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the FICO Bonds was equal for members of the BIF and the SAIF and will result in an increase in the amounts paid by the Banks towards the retirement of the FICO Bonds. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations.

     In February 2000 the FDIC announced that it was refining the system by which it assesses the risks that are presented to the deposit insurance fund by certain financial institutions. The refinements are intended to identify institutions with a typically high-risk profiles from among those institutions in the best-rated premium category, and to determine whether there are unresolved supervisory concerns regarding the risk-management practices of those institutions. The FDIC is concerned about institutions that exhibit characteristics such as rapid asset growth (especially when concentrated in potentially risky, high-yielding lending areas), significant concentrations in high-risk assets, and recent changes in business mix. The FDIC has noted that although such institutions may be well-capitalized and exhibit good earnings when the economy is strong, they often experience deteriorating financial conditions when economic conditions are less favorable. As a result, institutions whose practices are determined to exhibit risky traits under the refined risk assessment system will be assessed higher insurance premiums. The impact of these new rules on the Banks cannot be predicted.

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

  Interstate Banking

     Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Riegle-Neal Act) authorizes interstate banking and interstate branching, subject to certain state options.

     - Interstate acquisition of banks became permissible in all states on and after September 29, 1995; state law cannot vary this rule. However, states may continue to prohibit acquisition of banks that have been in existence less than five years and interstate chartering of new banks.

     - Interstate mergers of affiliated or unaffiliated banks became permitted after June 1, 1997, unless a state adopted legislation before June 1, 1997 to "opt out" of interstate merger authority, provided any limitations do not discriminate against out-of-state banks. Only Texas opted out.

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

     Agency Authority. A bank subsidiary of a bank holding company can be authorized to receive deposits, renew time deposits, close loans, service loans and receive payments on loans as an agent for a depository institution affiliate without being deemed a branch of the affiliate. Banks are not permitted to engage, as agent for an affiliate, in any activity as agent that it could not conduct as a principal, or to have an affiliate, as its agent, conduct any activity that it could not conduct directly, under federal or state law.

     Host State Regulation. The Riegle-Neal Amendments Act of 1997 amended federal law to provide that branches of state banks that operate in other states will be governed in most cases by the laws of the home state, rather than the laws of the host state. Exceptions are that a host state may apply its own laws of community reinvestment, consumer protection, fair lending and interstate branching. Host states cannot supplement or restrict powers granted by a bank's home state. The amendment will assure state-chartered banks with interstate branches uniform treatment in most areas of their operation.

     Community Reinvestment Act. Community Reinvestment Act (CRA) evaluations are required for each state in which an interstate bank has a branch. Interstate banks are prohibited from using out-of-state branches "primarily for the purpose of deposit production." Federal banking agencies have adopted regulations to ensure that interstate branches are being operated with a view to the needs of the host communities.

     Foreign Banks. Foreign banks are able to branch to the same extent as U.S. domestic banks. Interstate branches acquired by foreign banks are subject to the CRA to the extent the acquired branch was subject to the CRA before the acquisition.

     California Law. California has enacted state legislation in accordance with authority under the Riegle-Neal Act. This state law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. The law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of-state banks and to have out-of-state banks conduct similar agency activities on their behalf.

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

     The federal banking agencies determine a bank's CRA rating by evaluating its performance on lending, service, and investment tests, with the lending test as the most important. The tests are to be applied in an "assessment context" that is developed by the agency for a particular institution. The assessment context takes into account demographic data about the community, the community's characteristics and needs, the institution's capacities and constraints, the institution's product offerings and business strategy, the institution's prior performance, and data on similarly situated lenders. Since the assessment context is developed by the regulatory agencies, a particular bank will not know until it is examined whether its CRA programs and efforts have been sufficient.

     Larger institutions are required to compile and report certain data on their lending activities in order to measure performance. Some of this data is also required under other laws, such as the Equal Credit Opportunity Act. Small institutions (those institutions with less than $250 million in assets) are now being examined on a "streamlined assessment method." The streamlined method focuses on the institution's loan to deposit ratio, degree of local lending, record of lending to borrowers and neighborhoods of differing income levels, and record of responding to complaints. Large and small institutions have the option of being evaluated for CRA purposes in relation to their own pre-approved strategic plan. Such a strategic plan must be submitted to the institution's regulator three months before its effective date and be published for public comment.

  Environmental Regulation

     Federal, state, and local regulations regarding the discharge of materials into the environment may have an impact on the Company. Under federal law, liability for environmental damage and the cost of cleanup may be imposed on any person or entity who is an owner or operator of contaminated property. State law provisions impose substantially similar requirements. Both federal and state laws provide generally that a lender who is not actively involved in contaminating a property will not be liable to clean up the property, even if the lender has a security interest in the property or becomes an owner of the property through foreclosure, provided certain conditions are observed.

     The Economic Growth Act includes protection for lenders from liability under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. The Economic Growth Act specifies the actions a lender may take with respect to lending and foreclosure activities without incurring environmental cleanup liability or responsibility. Typical contractual provisions regarding environmental issues in the loan documentation and due diligence inspections will not lead to lender liability for cleanup, and a lender may foreclose on contaminated property, so long as it merely maintains the property and moves to divest it at the earliest possible time.

     Under California law, a lender generally will not be liable to the State for the cost associated with cleaning up contaminated property unless the lender realized some benefit from the property, failed to divest the property promptly, caused or contributed to the release of the hazardous materials, or made the loan primarily for purposes of investing in the property.

     The extent of the protection provided by both the federal and state lender protection statutes depend on their interpretation by administrative agencies and courts. The Company cannot predict whether it will be adequately protected for the types of loans made by it. In addition, the Company is still subject to the risks that a borrower's financial position will be impaired by liability under the environmental laws and that property securing a loan made by the Company may be environmentally impaired and not provide adequate security for the Company. The Company attempts to protect its position against environmental risks by performing prudent due diligence. Environmental questionnaires and information on the use of toxic substances are requested as part of its underwriting procedures. The Company lends based on its evaluation of the collateral, net worth of the borrower, and the borrower's capacity for unforeseen business interruptions or risks.

  Limitation on Activities

     FDICIA prohibits state chartered-banks and their subsidiaries from engaging, as principal, in activities not permissible by national banks and their subsidiaries, unless the bank's primary federal regulator determines the activity poses no significant risk to the BIF and the state bank is and continues to be adequately capitalized. Similarly, state bank subsidiaries may not engage, as principal, in activities impermissible by subsidiaries of national banks. This prohibition extends to acquiring or retaining any investment, including those that would otherwise be permissible under California law.

     The State Bank Parity Act, eliminates certain disparities between California state chartered banks and federally chartered national banks by authorizing the Commissioner to address such disparities through a streamlined rulemaking process. The Commissioner has taken action pursuant to the Parity Act to authorize, among other matters, previously impermissible share repurchases by state banks, subject to the prior approval of the Commissioner.

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

EMPLOYEES

     At December 31, 1999, the Company employed 139 persons, primarily on a full-time basis. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 2. PROPERTIES

     The Company's main office is located at 150 Almaden Boulevard, San Jose, California. The main office is leased under non-cancelable operating leases with a non-affiliated third party with terms, including renewal options, ranging from five to fourteen years. The primary operating area consists of approximately 13,500 square feet of space comprising the entire usable ground floor and a portion of the second floor of a fifteen-story class-A office building in downtown San Jose, California. This space also serves as the main office of HBC. The lease arrangement for the primary operating area is a "partial gross lease" for fifteen years commencing June 8, 1996 and expiring February 28, 2010. The monthly rent under the lease for the first five-year term is $21,465. During the second five-year term the monthly rent increases to $25,515 and will increase to 95 percent of fair rental value starting from year eleven until the term expires. Provisions of the lease include the right to early termination after 120 months.

     In addition, approximately 1,255 square feet of space is leased contiguous to the primary operating area for meetings, staff training, and marketing events. The lease for this additional space commenced January 1, 1997 and expires December 31, 2001. The monthly rent for this additional space is $2,259.

     In August 1997, the Company leased an area on the second floor of the Company's main office containing approximately 2,175 square feet of space. The monthly rent is $4,024 until May 31, 2001, when the monthly rent will increase to $4,785 for the following five-year period. The rent for the period from May 31, 2006 until the end of the lease will be 95 percent of fair rental value at that time. The lease for this additional space is coterminous with the original lease.

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

     In February 1998, the Company leased space for HBEB's primary office at 3077 Stevenson Blvd., Fremont, California, consisting of 6,590 square feet of space in a stand-alone office building. The lease, which commenced February 1, 1998, is for a ten-year period expiring January 2008. The rent for the first twelve-month period is $13,180 per month, and the rent increases annually thereafter by 4%. In addition to the space in Fremont, the Company has leased space at 12657 Alcosta Boulevard, San Ramon, California, for HBEB for use as a branch office. The monthly rent for this lease is $3,231 and it expires on August 31, 2001.

     In March of 1999, the Company entered into an agreement to sub-lease an additional 4,672 square feet of office space at 100 Park Center Plaza, Suite 365 in San Jose. The commencement date of the sub-lease was May 1, 1999 with monthly rent payments set at $8,643 with no scheduled increases. The term of the sub-lease is 10 months, expiring on February 28, 2000.

     Also in March of 1999, the Company entered into an agreement to lease 7,260 square feet of office space for Heritage Bank South Valley's primary office in a one-story building consisting of 26,353 square feet, located at 18625 Sutter Boulevard in Morgan Hill, California. The commencement date of the lease was November 1, 1999 with monthly rent payments beginning at $11,447, subject to adjustments every 36 months thereafter based on the percentage increase in the Consumer Price Index as defined in the lease agreement. The term of the lease is 15 years, expiring on October 31, 2014.

     In September of 1999, the Company entered into an agreement to sub-lease approximately 2,700 square feet of office space in a one-story multi-tenant building located at 310 Hartz Avenue in Danville, California in order to relocate Heritage Bank East Bay's San Ramon office. The commencement date of the sub-lease was September 15, 1999, with monthly rent payments beginning at $7,025, subject to annual increases of 4%. The term of the sub-lease is approximately 7 1/2 years, expiring on December 31, 2007.

     Refer to Note 9 of the Company's Consolidated Financial Statements, beginning on page F-1 of this Report on Form 10-K, for additional information on rent expense.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the Nasdaq National Market under the symbol "HTBK." Everen Securities, Hoefer & Arnett, Incorporated, Sutro & Co., Incorporated and Van Kasper & Company have acted as market makers for the Common Stock. These market makers have committed to make a market for the Company's Common Stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the Common Stock at any time in the future.

     The information in the following table for 1999 and the third and fourth quarters in 1998 indicates the high and low closing prices for the Common Stock, based upon information provided by the Nasdaq National Market. The information for quarters prior to the third quarter of 1998 is based upon information provided by the market makers. These quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission, do not reflect actual transactions, and do not include nominal amounts traded directly by shareholders or through other dealers who are not market makers.

                                                              HIGH      LOW
                                                             ------    ------
1999
Fourth Quarter.............................................  $15.46    $12.61
Third Quarter..............................................   14.77     12.05
Second Quarter.............................................   18.86      8.75
First Quarter..............................................   20.68     12.12

1998
Fourth Quarter.............................................  $13.34    $10.30
Third Quarter..............................................   12.73      8.79
Second Quarter.............................................   10.30      8.79
First Quarter..............................................   10.30      9.09

     Listed amounts are adjusted to reflect (i) a 3-for-2 stock split paid on February 19, 1999 to shareholders of record as of February 5, 1999, and (ii) a 10 percent stock dividend which was paid on February 21, 2000 to shareholders of record as of February 7, 2000.

     Effective February 17, 1998, and following the formation of the Company as the bank holding company for HBC, HBC's stock was exchanged on a share for share basis with the stock of the Company. As of February 15, 2000, there were approximately 1,200 holders of shares of the Company's common stock.

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

     In 1998, HBC paid a cash dividend to the Company. To date, the Company has not paid cash dividends. It is the current policy of the Company to retain earnings to increase its capital to support growth. Payment of cash dividends in the future will depend upon the Company's earnings and financial condition and other factors deemed relevant by management. Accordingly, it is likely that no cash dividends from the Company will be declared in the foreseeable future.

     In January 1999, the Company's Board of Directors declared a 3 for 2 stock split payable to shareholders of record as of February 5, 1999. The Company accounted for the transaction by restating all share information to reflect the effect of the split. The payable date of the split was February 19, 1999.

     In January 2000, the Company's Board of Directors declared a 10% stock dividend payable to shareholders of record as of February 7, 2000. The payable date of the dividend was February 21, 2000. The Company accounted for the transaction in the first quarter of 2000 by decreasing retained earnings and increasing the common stock by an amount equal to the fair value of the additional shares issued which was $8,149,000 based on a marked value of $12.75 per share as of February 21, 2000.

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

SELECTED FINANCIAL DATA

                                          1999         1998         1997         1996         1995
                                       ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
INCOME STATEMENT DATA:
  Interest income....................  $   31,221   $   26,678   $   16,203   $   10,525   $    6,421
  Interest expense...................      10,444        7,936        4,204        2,646        1,696
                                       ----------   ----------   ----------   ----------   ----------
  Net interest income before
     provision for loan losses.......      20,777       18,742       11,999        7,879        4,725
  Provision for loan losses..........       1,911        1,576        1,060          830          496
                                       ----------   ----------   ----------   ----------   ----------
  Net interest income after provision
     for loan losses.................      18,866       17,166       10,939        7,049        4,229
  Noninterest income.................       4,984        1,914          638          296           71
  Noninterest expenses...............      19,274       15,605        9,168        5,724        4,098
                                       ----------   ----------   ----------   ----------   ----------
  Income before income taxes.........       4,576        3,475        2,409        1,621          202
  Provision for income taxes.........       1,550        1,325          844          220            1
                                       ----------   ----------   ----------   ----------   ----------
  Net income.........................  $    3,026   $    2,150   $    1,565   $    1,401   $      201
                                       ==========   ==========   ==========   ==========   ==========
PER SHARE DATA(1):
  Basic net income(2)................  $     0.51   $     0.41   $     0.32   $     0.32   $     0.05
  Diluted net income(3)..............  $     0.45   $     0.37   $     0.30   $     0.31   $     0.05
  Book value(4)......................  $     6.97   $     5.53   $     4.52   $     4.41   $     4.02
  Weighted average number of shares
     outstanding -- basic............   5,950,339    5,242,516    4,937,533    4,368,394    3,667,368
  Weighted average number of shares
     outstanding -- diluted..........   6,706,726    5,844,038    5,221,857    4,550,929    3,715,393
BALANCE SHEET DATA:
  Investment securities..............  $   31,264   $   76,793   $   87,697   $   75,268   $   51,449
  Net loans..........................     266,852      232,482      117,120       74,789       37,771
  Allowance for loan losses..........       5,003        3,825        2,285        1,402          572
  Total assets.......................     476,664      404,931      267,575      173,303      132,160
  Total deposits.....................     418,540      368,958      242,978      146,379      118,746
  Total shareholders' equity.........      44,531       30,697       22,336       20,524       12,829
SELECTED PERFORMANCE RATIOS:
  Return on average assets(5)........        0.75%        0.65%        0.74%        0.96%        0.22%
  Return on average equity...........        8.26%        8.22%        7.38%        8.56%        1.67%
  Net interest margin................        5.64%        6.24%        6.17%        5.99%        5.81%
  Average net loans as a percentage
     of average deposits.............       67.22%       54.87%       47.48%       44.06%       34.58%
  Average total shareholders' equity
     as a percentage of average total
     assets..........................        9.10%        7.90%        9.98%       11.23%       13.25%
SELECTED ASSET QUALITY RATIOS(6):
  Net loan charge-offs to average
     loans...........................        0.30%        0.02%        0.19%          --           --
  Allowance for loan losses to total
     loans...........................        1.84%        1.62%        1.92%        1.84%        1.50%

                                          1999         1998         1997         1996         1995
                                       ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CAPITAL RATIOS(7):
  Tier 1 risk-based..................        12.0%         9.2%        14.6%        21.4%        22.5%
  Total risk-based...................        13.2%        10.4%        15.8%        22.6%        23.6%
  Leverage...........................         9.4%         7.5%        10.3%        13.9%        13.5%

---------------
Notes:

(1) All share figures are adjusted to reflect (i) a 10% stock dividend paid to shareholders of record as of February 5, 1996; (ii) a 5% stock dividend paid to shareholders of record as of February 5, 1997; (iii) a 3-for-2 stock split paid to shareholders of record as of August 1, 1997; and (iv) a 3-for-2 stock split paid to shareholders of record as of February 5, 1999.

(2) Represents net income divided by the average number of shares of common stock outstanding for the respective period.

(3) Represents net income divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

(4) Represents shareholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

(5) Average balances used in this table and throughout this Annual Report are based on daily averages.

(6) Non-performing assets consist of non-accrual loans, loans past due 90 days or more, restructured loans, and other real estate owned. As of December 31, 1999, the Company had $1,396,000 in non-performing assets. As of December 31, 1998, the Company had $1,288,000 in non-performing assets. As of December 31, 1997, the Company had no non-performing assets.

(7) The Risk-Based and Leverage Capital ratios are defined in Item
    1 -- "BUSINESS -- Supervision And Regulation -- Capital Adequacy
    Guidelines."

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

     Heritage Commerce Corp (the "Company") operates as the bank holding company for three subsidiary banks: Heritage Bank of Commerce ("HBC"), Heritage Bank East Bay ("HBEB"), and Heritage Bank South Valley ("HBSV") (collectively the "Banks"). All are California state chartered banks which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara and Alameda Counties, California. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994. HBEB was incorporated on October 21, 1998 and commenced operations on December 7, 1998. HBSV was incorporated on December 1, 1999 and commenced operations on January 18, 2000. The accounting and reporting policies of the Company and its subsidiary banks conform to generally accepted accounting principles and prevailing practices within the banking industry. No customer accounts for more than 10 percent of revenue for either HBC, HBEB, HBSV or the Company. The Company and its subsidiary banks all operate as one commercial banking business segment.

                             RESULTS OF OPERATIONS

OVERVIEW

     Net income for the year ended December 31, 1999 was $3,026,000, or $0.45 per share (diluted) compared to $2,150,000, $0.37 per share (diluted) and $1,565,000, $0.30 per share (diluted) for the years ended December 31, 1998 and 1997, respectively. The increase in 1999 over 1998 was primarily attributable to the sale of the Internet credit card business and the growth in the level of earning assets, funded by new deposits at favorable weighted average interest rates, as well as to improvements in the Company's mix of earning assets in favor of higher yielding assets, such as loans. The increase in 1998 over 1997 was primarily a result of the mix and the growth in earning assets funded by new deposits at favorable rates.

     On January 27, 1999, the Company's Board of Directors announced the declaration of a 3-for-2 stock split effective for shareholders of record on February 5, 1999. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented. On January 20, 2000, the Board announced a 10% stock dividend payable to shareholders of record on February 7, 2000. Historical share and per share information has not been restated to reflect this stock dividend.

     Average interest earning assets for 1999 were up 23% over 1998. The increase was primarily attributable to growth in loans offset by a reduction in the average yields earned on loans and, as a result, the average rate on interest earning assets was 8.48% in 1999, compared to 8.89% in 1998. Average interest bearing liabilities for 1999 were up 29% over 1998, with the increase primarily attributable to growth in interest bearing demand deposits, savings and money market accounts, time deposits and brokered deposits. The Company's average rate paid on interest bearing liabilities increased to 4.09% in 1999, up from 3.99% in 1998. As a result, net interest margin was 5.64% in 1999, compared to 6.24% in 1998.

     As of December 31, 1999, non-performing assets, comprised of loans past due 90 days or more, increased slightly to $1,396,000 from $1,288,000 as of December 31, 1998. As a result of the increase in total assets being greater than this increase, non-performing assets as a percent of total assets declined to 0.29% as of December 31, 1999, compared to 0.32% in the previous year. Net loan charge-offs during 1999 were 0.30% of average loans outstanding, compared to 0.02% in 1998 and 0.19% in 1997.

     Total noninterest income increased $3,070,000, or 160%, in 1999 from 1998, following an increase of $1,276,000, or 200%, in 1998 from 1997. Fee income rose 50% in 1999 from 1998 following an increase of 32% in 1998 over 1997, primarily due to the increase in total deposits. Many of the Company's deposit accounts maintain balances at a level which service fees are not charged. Other components of noninterest income such as gain on sale of securities available-for-sale rose 27% in 1999 from 1998 following an increase of 382% in 1998 over 1997. Gains on sale of deposits and the Internet credit card portfolio in 1999 were $240,000 and

$289,000, respectively. The Company, as a policyholder of a life assurance company, received a one-time pre-tax gain of $530,000 in 1999 as a result of the demutualization of that company. Internet servicing revenue related to the credit card portfolio was $1,576,000 in 1999.

     Return on average equity in 1999 was 8.26%, compared to 8.22% in 1998 and 7.38% in 1997. The increase in 1999 over 1998 was the result of the increased earnings offset by the increase in average equity of $10,494,000 primarily as a result of the stock offering completed in 1999. Return on average assets in 1999 increased to 0.75% from 0.65% in 1998. Return on average assets was 0.74% in 1997.

NET INTEREST INCOME AND NET INTEREST MARGIN

     The following table presents the average amounts outstanding for the major categories of the Company's interest earning assets and interest bearing liabilities, the average interest rates earned or paid thereon, and the net yield on average interest earning assets for the periods indicated:

                                             1999                            1998                            1997
                                 -----------------------------   -----------------------------   -----------------------------
                                            INTEREST   AVERAGE              INTEREST   AVERAGE              INTEREST   AVERAGE
                                 AVERAGE    INCOME/    YIELD/    AVERAGE    INCOME/    YIELD/    AVERAGE    INCOME/    YIELD/
                                 BALANCE    EXPENSE     RATE     BALANCE    EXPENSE     RATE     BALANCE    EXPENSE     RATE
                                 --------   --------   -------   --------   --------   -------   --------   --------   -------
                                                                    (DOLLARS IN THOUSANDS)
ASSETS:
Loans, gross(1)................  $261,298   $25,727     9.85%    $180,950   $19,777     10.93%   $100,691   $10,376     10.31%
Investment securities(2)(3)....    45,096     2,370     5.26       93,944     5,594      5.95      83,671     5,275      6.27
Federal funds sold.............    61,853     3,124     5.05       25,309     1,307      5.16      10,233       552      5.39
                                 --------   -------     ----     --------   -------     -----    --------   -------     -----
    Total interest earning
      assets...................  $368,247   $31,221     8.48%    $300,203   $26,678      8.89%   $194,595   $16,203      8.33%
                                 --------   -------     ----     --------   -------     -----    --------   -------     -----
Cash and due from banks........    17,161                          21,465                          13,961
Premises and equipment, net....     3,252                           2,841                           1,756
Other assets...................    14,224                           6,893                           2,350
                                 --------                        --------                        --------
    Total assets...............  $402,884                        $331,402                        $212,662
                                 ========                        ========                        ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY:
Deposits:
Demand, interest bearing.......  $  9,476   $   133     1.40%    $  7,368   $   137      1.86%   $  4,988   $    95      1.91%
Savings and money-market.......   133,890     4,562     3.41      122,157     4,230      3.46      80,168     2,401      3.00
Time deposits, under
  $100,000.....................    38,295     2,046     5.34       16,638       878      5.28       7,530       361      4.79
Time deposits, $100,000 and
  over.........................    64,696     3,160     4.88       48,861     2,463      5.04      27,314     1,330      4.87
Brokered deposits..............     8,812       508     5.76        3,826       225      5.88          --        --        --
Other borrowings...............       458        35     7.64           41         3      7.32         297        17      5.72
                                 --------   -------     ----     --------   -------     -----    --------   -------     -----
    Total interest bearing
      liabilities..............  $255,627   $10,444     4.09%    $198,891   $ 7,936      3.99%   $120,297   $ 4,204      3.49%
                                 --------   -------     ----     --------   -------     -----    --------   -------     -----
Demand deposits................   106,397                         102,558                          69,376
Other liabilities..............     4,213                           3,800                           1,782
                                 --------                        --------                        --------
    Total liabilities..........   366,237                         305,249                         191,455
Shareholders' equity...........    36,647                          26,153                          21,207
                                 --------                        --------                        --------
    Total liabilities and
      shareholders' equity.....  $402,884                        $331,402                        $212,662
                                 ========                        ========                        ========
Net interest income/margin.....             $20,777     5.64%               $18,742      6.24%              $11,999      6.17%
                                            =======     ====                =======     =====               =======     =====

---------------
(1) Yields and amounts earned on loans include loan fees of $1,961,000, $1,500,000 and $709,000 for the years ended December 31, 1999, 1998, and
    1997.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis.

(3) The yield on investment securities does not include a fair value adjustment.

     Net interest income for the year ended December 31, 1999 was $20,777,000, an increase of $2,035,000 (or 11%) over the $18,742,000 reported for 1998. Net interest income for the year ended December 31, 1998 was an increase of $6,743,000 (or 56%) over the $11,999,000 reported for 1997. The increase in 1999 over 1998 occurred primarily as a result of growth that occurred in the Company's earning assets offset by the decrease in yields, primarily on loans. The Company's average interest earning assets were $368,247,000 in 1999, up $68,044,000 (or 23%) from the average of $300,203,000 for 1998. The Company's average interest earning assets in 1998 were up $105,608,000 (or 54%) from the average of $194,595,000 for 1997. The net yield on interest earning assets in 1999 was 5.64%, compared to 6.24% in 1998 and 6.17% in 1997.

     The following table sets forth an analysis of the changes in interest income and interest expense:

                                                           YEARS ENDED DECEMBER 31,
                               --------------------------------------------------------------------------------
                                          1999 VERSUS 1998                          1998 VERSUS 1997
                               --------------------------------------    --------------------------------------
                               INCREASE (DECREASE) DUE TO CHANGE IN:     INCREASE (DECREASE) DUE TO CHANGE IN:
                               --------------------------------------    --------------------------------------
                                AVERAGE      AVERAGE                      AVERAGE      AVERAGE
                                VOLUME        RATE        NET CHANGE      VOLUME        RATE        NET CHANGE
                               ---------    ---------    ------------    ---------    ---------    ------------
                                                            (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
  Loans, gross...............   $ 7,903      $(1,953)       $ 5,950       $ 8,771       $ 630         $ 9,401
  Investment securities......    (2,571)        (653)        (3,224)          616        (297)            319
  Federal funds sold.........     1,846          (29)         1,817           779         (24)            755
                                -------      -------        -------       -------       -----         -------
Total interest earning
  assets.....................   $ 7,178      $(2,635)       $ 4,543       $10,166       $ 309         $10,475
                                =======      =======        =======       =======       =====         =======
INTEREST BEARING LIABILITIES:
  Demand, interest bearing...   $    30      $   (34)       $    (4)      $    44       $  (2)        $    42
  Savings and money-market...       396          (64)           332         1,456         373           1,829
  Time deposits, under
     $100,000................     1,158           10          1,168           480          37             517
  Time deposits, $100,000 and
     over....................       776          (79)           697         1,086          47           1,133
  Brokered deposits..........       288           (5)           283           225          --             225
  Other borrowings...........        32           --             32           (19)          5             (14)
                                -------      -------        -------       -------       -----         -------
Total interest bearing
  liabilities................     2,680         (172)         2,508       $ 3,272       $ 460         $ 3,732
                                -------      -------        -------       -------       -----         -------
Net interest income..........   $ 4,498      $(2,463)       $ 2,035       $ 6,894       $(151)        $ 6,743
                                =======      =======        =======       =======       =====         =======

     The total change is shown in the column designated "Net Change" and is allocated in the columns to the left, to the portions respectively attributable to volume changes and rate changes that occurred during the period. Changes due to both volume and rate have been allocated to the change in volume.

PROVISIONS FOR LOAN LOSSES

     During 1999, the provision for loan losses was $1,911,000, up $335,000 (or 21%) from $1,576,000 for 1998. The increase in the provision for 1999 and 1998 reflected the overall growth in the loan portfolio, the change in the mix of loans, and the Company's policy of making provisions to the allowance for loan losses. The provision for 1998 was up $516,000 (or 49%) from $1,060,000 during 1997.

     The allowance for loan losses was 1.84%, 1.62%, and 1.92% of total loans at December 31, 1999, 1998, and 1997, respectively. See Item 7 -- "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- Allowance for Loan Losses" for additional information.

NONINTEREST INCOME

     The following table sets forth the various components of the Company's noninterest income:

                                                                             INCREASE (DECREASE)
                                                                    --------------------------------------
                                        YEARS ENDED DECEMBER 31,    1999 VERSUS 1998     1998 VERSUS 1997
                                        ------------------------    -----------------    -----------------
                                         1999      1998     1997    AMOUNT    PERCENT    AMOUNT    PERCENT
                                        ------    ------    ----    ------    -------    ------    -------
                                                              (DOLLARS IN THOUSANDS)
Servicing income......................  $1,576    $   --    $ --    $1,576       --%     $   --       --%
Gain on securities....................   1,004       790     164       214       27         626      382
Gain on sale of shares of demutualized
  life insurance company..............     530        --      --       530       --          --       --
Service charges and other fees........     343       229     173       114       50          56       32
Gain on sale of Internet credit card
  portfolio...........................     289        --      --       289       --          --       --
Other investment income...............     274       226      48        48       21         178      371
Gain on sale of deposits..............     240        --      --       240       --          --       --
Gain on sale of loans.................     143       332     205      (189)     (57)        127       62
Other income..........................     585       337      48       248       74         289      602
                                        ------    ------    ----    ------      ---      ------      ---
         Total........................  $4,984    $1,914    $638    $3,070      160%     $1,276      200%
                                        ======    ======    ====    ======      ===      ======      ===

     Noninterest income for the year ended December 31, 1999 was $4,984,000, up $3,070,000 (or 160%) from $1,914,000 for 1998. This increase was primarily due to increased servicing income from Internet credit card portfolio (up $1,576,000), gains on sale of securities available-for-sale (up $214,000), gain on sale of shares of demutualized life insurance company (up $530,000), gain on sale of Internet credit card portfolio (up $289,000), gain on sale of deposits (up $240,000), and other income (up $248,000).

NONINTEREST EXPENSES

     The following table sets forth the various components of the Company's noninterest expenses:

                                                                              INCREASE (DECREASE)
                                                                     --------------------------------------
                                       YEARS ENDED DECEMBER 31,      1999 VERSUS 1998     1998 VERSUS 1997
                                     ----------------------------    -----------------    -----------------
                                      1999       1998       1997     AMOUNT    PERCENT    AMOUNT    PERCENT
                                     -------    -------    ------    ------    -------    ------    -------
                                                             (DOLLARS IN THOUSANDS)
Salaries and benefits..............  $10,587    $ 7,722    $4,933    $2,865       37%     $2,789       57%
Client services....................    1,527      2,426     1,169      (899)     (37)      1,257      108
Professional fees..................    1,217        718       372       499       69         346       93
Furniture and equipment............    1,191        828       542       363       44         286       53
Occupancy..........................    1,168        792       440       376       47         352       80
Advertising and promotion..........      826        786       450        40        5         336       75
Loan origination costs.............      539        449       326        90       20         123       38
Stationery and supplies............      300        247       144        53       21         103       72
Telephone expense..................      208        172        95        36       21          77       81
All other..........................    1,711      1,465       697       246       17         768      110
                                     -------    -------    ------    ------      ---      ------      ---
         Total.....................  $19,274    $15,605    $9,168    $3,669       24%     $6,437       70%
                                     =======    =======    ======    ======      ===      ======      ===

     Noninterest expenses for the year ended December 31, 1999 were $19,274,000, up $3,669,000 (or 24%) from $15,605,000 for the year ended December 31, 1998.
The overall increase in noninterest expenses reflects the growth in infrastructure to support the Company's loan and deposit growth.

     Noninterest expenses consist primarily of salaries and employee benefits (55%, 49%, and 54% of total noninterest expenses for 1999, 1998, and 1997) and client services (8%, 16%, and 13% of total noninterest expenses for 1999, 1998, and 1997). The increase in salaries and benefits expenses was primarily attributable to an increase in the number of employees. The Company employed 139 people at December 31, 1999, up 16 from 123 employees at December 31, 1998. The Company had 88 employees at December 31, 1997. Client services expenses include outside data processing service costs, courier and armored car costs, imprinted check costs, and other client services costs, all of which are directly related to the amount of funds on deposit at the Company. The increase in furniture and equipment expenses and in occupancy expenses was primarily attributable to an increase in the number of employees and new banking locations. The increase in professional fees is primarily due to consultants the Company has used for a variety of ongoing projects.

YEAR 2000 DATA PROCESSING ISSUES

     The Company previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency statements issued by the Federal Financial Institution Examination Council. Management believes the Company has completed all of the activities within their control to ensure that systems are Year 2000 compliant.

     Year 2000 readiness costs were approximately $30,000. The Company does not currently expect to apply any further funds to address Year 2000 issues.

     The Company has not experienced any material disruptions of the internal computer systems or software applications due to the start of the Year 2000 nor have they experienced any problems with the computer systems or software applications of their third party vendors, suppliers or service providers. The Company will continue to monitor these third parties to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there does not appear to be any material business risk posed by any such non-compliance.

     Although the Company's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000 related risks. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to the Company. Management, however, cannot be certain that Year 2000 issues affecting customers, suppliers or service providers of the Company will not have a material adverse impact on the Company.

PROVISION FOR INCOME TAXES

     Provisions for income taxes were $1,550,000, $1,325,000, and $844,000, for the years ended December 31, 1999, 1998, and 1997, respectively. The Company's effective tax rates were 33.8%, 38.1%, and 35.0% for the years ended December 31, 1999, 1998, and 1997, respectively. The lower effective for rate is due to the Company purchasing additional corporate owned life insurance policies on executive officers of the Company.

                              FINANCIAL CONDITION

SECURITIES PORTFOLIO

     The following table summarizes the amounts and distribution of the Company's investment securities and the weighted average yields as of December 31, 1999:

                                                                DECEMBER 31, 1999
                             ---------------------------------------------------------------------------------------
                                                                    MATURITY
                             ---------------------------------------------------------------------------------------
                                              AFTER ONE YEAR    AFTER FIVE YEARS                          TOTAL
                               WITHIN ONE           AND            AND WITHIN         AFTER TEN         AMORTIZED
                                  YEAR        WITHIN 5 YEARS        TEN YEARS           YEARS             COST
                             --------------   ---------------   -----------------   --------------   ---------------
                             AMOUNT   YIELD   AMOUNT    YIELD    AMOUNT    YIELD    AMOUNT   YIELD   AMOUNT    YIELD
                             ------   -----   -------   -----   --------   ------   ------   -----   -------   -----
                                                             (DOLLARS IN THOUSANDS)
Securities
  available-for-sale:
  U.S. Treasury............  $3,012   4.79%   $ 8,101   5.28%   $    --       --%   $   --     --%   $11,113   5.15%
  Municipals -- taxable....      --     --        380   6.51         --       --        --     --        380   6.51
  Municipals -- tax
    exempt.................      --     --         --     --      4,236     4.76       828    4.5      5,064   4.73
  FHLB stock...............      --     --         --     --      1,074     5.25        --     --      1,074   5.25
                             ------   ----    -------   ----    -------     ----    ------   ----    -------   ----
    Total
      available-for-sale...  $3,012   4.79%   $ 8,481   5.34%   $ 5,310     4.86%   $  828    4.5%   $17,631   5.06%
Securities
  held-to-maturity:
  Municipals -- taxable....  $1,880   6.30%   $ 4,021   6.54%   $   515     6.45%   $   --     --%   $ 6,416   6.46%
  Municipals -- tax
    exempt.................      --     --        461   4.86      6,346     4.51       611   4.62      7,418   4.54
                             ------   ----    -------   ----    -------     ----    ------   ----    -------   ----
    Total
      held-to-maturity.....  $1,880   6.30%   $ 4,482   6.37%   $ 6,861     4.66%   $  611   4.62%   $13,834   5.43%
                             ------   ----    -------   ----    -------     ----    ------   ----    -------   ----
    Total securities.......  $4,892   5.37%   $12,963   5.69%   $12,171     4.74%   $1,439   4.55%   $31,465   5.22%
                             ======   ====    =======   ====    =======     ====    ======   ====    =======   ====

     Note: Yields on tax exempt municipal securities are not presented on a fully tax equivalent basis.

     During 1999, the Company transferred approximately $11.67 million of certain securities from the held-to-maturity to available-for-sale classification as allowed by SFAS No. 133 "Accounting for Derivative Instrument and Hedging Activities." The gross realized and gross unrealized gains or losses on the securities transferred were not significant to the Company.

     As of December 31, 1999, the only securities held by the Company where the aggregate book value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

     Securities are pledged to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) or of other funds such as bankruptcy trustee deposits. Securities with amortized cost of $11,100,000 and $43,296,000 as of December 31, 1999 and 1998 were pledged to secure public and certain other deposits as required by law or contract.

LOANS

     General. The following table presents the Company's loans outstanding at year-end by loan type:

                                                                           DECEMBER 31,
                                    -------------------------------------------------------------------------------------------
                                               % OF               % OF                % OF              % OF              % OF
                                      1999     TOTAL     1998     TOTAL     1997     TOTAL     1996     TOTAL    1995     TOTAL
                                    --------   -----   --------   -----   --------   ------   -------   -----   -------   -----
                                                                      (DOLLARS IN THOUSANDS)
Commercial........................  $117,918     43%   $ 79,567     34%   $ 54,468     46%    $37,724     49%   $19,172     30%
Real estate -- mortgage...........    83,698     31      57,216     24      38,446     32      26,070     34     13,345     35
Real estate -- land and
  construction....................    68,152     25      49,270     21      25,780     21      11,918     16      5,105     13
Consumer..........................     2,163      1      50,349     21         824      1         558      1        735      2
                                    --------    ---    --------    ---    --------    ---     -------    ---    -------    ---
        Total loans...............  $271,931    100%   $236,402    100%   $119,518    100%    $76,270    100%    38,357    100%
Deferred loan fees................       (76)               (95)              (113)               (79)              (14)
Allowance for loan losses.........    (5,003)            (3,825)            (2,285)            (1,402)             (572)
                                    --------           --------           --------            -------           -------
Loans, net........................  $266,852           $232,482           $117,120            $74,789           $37,771
                                    ========           ========           ========            =======           =======

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

     The Company is an active participant in the Small Business Administration
(SBA) and California guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Loan Program. The Company regularly makes SBA-guaranteed loans, the guaranteed portion of which is held for possible resale in the secondary market. In the event of the sale of a guaranteed portion SBA loan, the Company retains the servicing rights for the sold portion. As of December 31, 1999, 1998, and 1997, $8.4 million, $9.1 million, and $6.0 million, respectively, in SBA loans were serviced by the Company for others. The Company generally considers its SBA loans to be investment loans, but has from time to time sold the guaranteed portion of certain loans.

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

     With certain exceptions, the Banks are permitted to make extensions of its credit to any one borrowing entity up to 15% of the Banks' capital and reserves for unsecured loans and up to 25% of the Banks' capital and reserves for secured loans. For HBC these lending limits were $8.5 million and $5.1 million at December 31, 1999. For HBEB these lending limits were $1.6 million and $1.0 million at December 31, 1999. HBSV had not yet commenced operations at December 31, 1999.

     Loan Concentrations. The Company does not have any concentrations in its loan portfolio by industry or group of industries, however, 57% and 46% of its net loans were secured by real property as of December 31, 1999 and 1998, respectively. This increase is attributed to the large overall increase in the loan portfolio.

     Loan Portfolio Maturities and Interest Rate Sensitivity. The following table sets forth the maturity distribution of the Company's loans as of December 31, 1999:

                                                                   OVER ONE YEAR
                                                                     BUT LESS
                                                     DUE IN ONE        THAN           OVER
                                                    YEAR OR LESS    FIVE YEARS     FIVE YEARS    TOTAL
                                                    ------------   -------------   ----------   --------
                                                                   (DOLLARS IN THOUSANDS)
Commercial........................................    $110,111        $ 7,030       $   701     $117,842
Real estate -- mortgage...........................      32,431         32,526        18,741       83,698
Real estate -- land and construction..............      66,499          1,653            --       68,152
Consumer..........................................       1,219            934            10        2,163
                                                      --------        -------       -------     --------
          Total loans.............................    $210,260        $42,143       $19,452     $271,855
                                                      ========        =======       =======     ========
Loans with variable interest rates................    $200,989        $13,993       $   881     $215,863
Loans with fixed interest rates...................       9,271         28,150        18,571       55,992
                                                      --------        -------       -------     --------
          Total loans.............................    $210,260        $42,143       $19,452     $271,855
                                                      ========        =======       =======     ========

     Note: Total shown is net of deferred loan fees of $76,000 as of December 31, 1999.

     The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 1999, approximately 79% of the Company's loan portfolio consisted of floating interest rate loans.

     Credit Risk Management. The Company assigns a risk grade consistent with the system recommended by regulatory agencies to all of its loans. Grades range from "Pass" to "Loss," depending on credit quality, with "Pass" representing loans that involve an acceptable degree of risk. Additionally, the Company maintains a program for regularly scheduled reviews of certain new and renewed loans by an outside loan review consultant. Any loans identified during an external review process that expose the Company to increased risk are appropriately downgraded and an increase in the allowance for loan losses is established for such loans. Further, the Company is examined periodically by the FDIC, FRB, and the California Department of Financial Institutions, at which time a further review of loan quality is conducted.

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

     Non-Performing Assets. As of December 31, 1999, the Company had $1,396,000 in non-accrual loans, compared to $1,288,000 at December 31, 1998, and none at December 31, 1997. Although the Company's Non-Performing Assets (NPA's) increased $108,000 in 1999 from 1998, NPA's as a percentage of total portfolio loans decreased from 0.55% to 0.51% from December 31, 1998 to December 31,1999. As of December 31, 1999, 1998, and 1997, the Company had no assets classified as "Other Real Estate Owned. As of December 31, 1999, 1998, and 1997, the Company had no troubled debt restructuring and no significant loans 90 days past due and still accruing interest.

     For the year ended December 31, 1999, the Company had forgone interest income of $63,000 related to non-accrual loans. For the year ended December 31, 1998, the Company had forgone interest income of $35,000 related to non-accrual loans. For the year ended December 31, 1997, the Company had forgone interest income of $17,000 related to non-accrual loans.

     As of December 31, 1999, the principal outstanding balances of loans classified by the Company were $5,541,000. These loans constituted 2% of total loans and 11% of the Company's capital and reserves as of that date. As of December 31, 1998, loans classified by the Company were $7,819,000. These loans constituted 3% of total loans and 23% of the Company's capital and reserves as of that date. Other than those loans already classified at December 31, 1999, the Company has not identified any other potential problem loans. As the Company has made no changes to its methodology for classifying loans, the increase in classified loans is with the increase in the total loan portfolio. Through December 31, 1999, the Company has not made loans to any foreign entities.

ALLOWANCE FOR LOAN LOSSES

     The following table summarizes the Company's loan loss experience as well as transactions in the allowance for loan losses and certain ratios for the periods indicated:

                                                           1999     1998     1997     1996    1995
                                                          ------   ------   ------   ------   ----
                                                                   (DOLLARS IN THOUSANDS)
Balance, beginning of period............................  $3,825   $2,285   $1,402   $  572   $ 76
Charge-offs:
  Domestic:
     Commercial, financial and agricultural.............    (203)    (108)    (223)      --     --
     Real estate -- construction........................      --       --       --       --     --
     Real estate -- mortgage............................      --       --       --       --     --
     Installment loans/credit card......................    (603)     (65)      (1)      --     --
                                                          ------   ------   ------   ------   ----
Total charge-offs.......................................    (806)    (173)    (224)      --     --
Recoveries:
  Domestic:
     Commercial, financial and agricultural.............      64      137       47       --     --
     Real estate -- construction........................      --       --       --       --     --
     Real estate -- mortgage............................      --       --       --       --     --
     Installment loans/credit card......................       9       --       --       --     --
                                                          ------   ------   ------   ------   ----
Total recoveries........................................      73      137       47       --     --
Net charge-offs.........................................    (733)     (36)    (177)      --     --
Provision for loan losses...............................   1,911    1,576    1,060      830    496
                                                          ------   ------   ------   ------   ----
Balance, end of period..................................  $5,003   $3,825   $2,285   $1,402   $572
                                                          ======   ======   ======   ======   ====
RATIOS:
  Net charge-offs to average loans outstanding..........    0.30%    0.02%    0.19%      --%    --%
  Allowance for loan losses to average loans............    2.04%    2.27%    2.49%    2.44%  2.08%
  Allowance for loan losses to total loans at end of....    1.84%    1.62%    1.92%    1.84%  1.50%
  period Allowance for loan losses to non-performing
     loans..............................................     358%     297%      --       --     --

     The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocation as a percent of loans outstanding in each loan category at the dates indicated:

                                                                  DECEMBER 31,
                            -----------------------------------------------------------------------------------------
                                    1999                   1998                   1997                   1996
                            --------------------   --------------------   --------------------   --------------------
                                        PERCENT                PERCENT                PERCENT                PERCENT
                                         OF ALL                 OF ALL                 OF ALL                 OF ALL
                                        IN EACH                IN EACH                IN EACH                IN EACH
                                        CATEGORY               CATEGORY               CATEGORY               CATEGORY
                                        TO TOTAL               TO TOTAL               TO TOTAL               TO TOTAL
  (DOLLARS IN THOUSANDS)    ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS     ALLOWANCE    LOANS
  ----------------------    ---------   --------   ---------   --------   ---------   --------   ---------   --------
Commercial................   $2,635       2.23%     $1,567       1.98%     $  821       1.70%     $  512       1.74%
Real estate -- land and
  construction............    1,076       1.58         815       1.65         379       1.47         227       1.90
Real estate -- mortgage...      356       0.43         224       0.39         205       0.53         117       0.45
Consumer..................       32       1.48       1,146       2.26           7       0.85           6       1.08
Unallocated...............      904                     73                    873                    540
                             ------       ----      ------       ----      ------       ----      ------       ----
        Total.............   $5,003       1.84%     $3,825       1.62%     $2,285       1.92%     $1,402       1.84%
                             ======       ====      ======       ====      ======       ====      ======       ====

                                DECEMBER 31,
                            --------------------
                                    1995
                            --------------------
                                        PERCENT
                                         OF ALL
                                        IN EACH
                                        CATEGORY
                                        TO TOTAL
  (DOLLARS IN THOUSANDS)    ALLOWANCE    LOANS
  ----------------------    ---------   --------
Commercial................    $267        1.46%
Real estate -- land and
  construction............      54        1.06
Real estate -- mortgage...     102        0.76
Consumer..................       6        0.82
Unallocated...............     143
                              ----        ----
        Total.............    $572        1.50%
                              ====        ====

     The Company maintains an allowance for loan losses to absorb potential credit losses inherent in the loan portfolio. The allowance is based on ongoing, monthly assessments of the probable estimated losses, and to a lesser extent, unused commitments to provide financing. Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The allowance is increased by a provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

     The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan.

     Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance.

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

     During 1999, the Company charged off thirty-nine loans with principal balances totaling $806,000, and recovered nineteen of those loans for $73,000, with accrued interest and cost. During 1998, the Company charged off eight loans with principal balances totaling $173,000, and recovered four of those loans for $137,000, with accrued interest and costs. During 1997, the Company charged off three loans with principal balances totaling $224,000, and recovered two of those loans for $47,000, with accrued interest and costs.

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

DEPOSITS

     The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                                            YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------
                                               1999                   1998                   1997
                                       --------------------   --------------------   --------------------
                                       AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                       BALANCE    RATE PAID   BALANCE    RATE PAID   BALANCE    RATE PAID
                                       --------   ---------   --------   ---------   --------   ---------
                                                             (DOLLARS IN THOUSANDS)
Demand, noninterest bearing..........  $106,397       --%     $102,558       --%     $ 69,376       --%
Demand, interest bearing.............     9,476     1.40         7,368     1.86         4,988     1.91
Savings and money market.............   133,890     3.41       122,157     3.46        80,168     3.00
Time deposits, under $100,000........    38,295     5.34        16,638     5.28         7,530     4.79
Time deposits, $100,000 and over.....    64,696     4.88        48,861     5.04        27,314     4.87
Time deposits -- Brokered deposits...     8,812     5.88         3,826     5.88            --       --
                                       --------     ----      --------     ----      --------     ----
          Total average deposits.....  $361,566     2.88%     $301,408     2.64%     $189,376     2.21%
                                       ========     ====      ========     ====      ========     ====

     As of December 31, 1999, the Company had a deposit mix of 39% in savings and money market accounts, 32% in time deposits, 3% in NOW accounts, and 26% in demand deposits. On the same date, approximately $3,854,000, or less than 1%, of the Company's deposits were from public sources and $22,334,000, or 5%, of the Company's deposits were from title companies. As of December 31, 1998, the Company had a deposit mix of 38% in savings and money market accounts, 25% in time deposits, 3% in NOW accounts, and 34% in demand deposits. On the same date, approximately $2,228,000, or less than 1%, of the Company's deposits were from public sources and $63,893,000, or 17%, of the Company's deposits were from title companies. As of December 31, 1997, the Company had a deposit mix of 40% in savings and money market accounts, 17% in time deposits, 3% in NOW accounts, and 40% in demand deposits. On the same date, approximately $758,000, or less than 1%, of the Company's deposits were from public sources and approximately $32,402,000, or 13%, were from title companies. The Company's net interest income is enhanced by its percentage of non-interest bearing deposits.

     The Company's deposits are obtained from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling approximately $10,651,000 at December 31, 1999. These brokered deposits generally mature within one year period. The Company is not dependent upon funds from sources outside the United States.

DEPOSIT CONCENTRATION AND DEPOSIT VOLATILITY

     The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of December 31, 1999:

                                                          BALANCE     % OF TOTAL
                                                          --------    -----------
                                                          (DOLLARS IN THOUSANDS)
Three months or less....................................  $38,673          44%
Over three months through six months....................   16,887          19
Over six months through twelve months...................   26,678          30
Over twelve months......................................    5,557           7
                                                          -------         ---
          Total.........................................  $87,795         100%
                                                          =======         ===

     The Company focuses primarily on servicing business deposit accounts that are frequently over $100,000 in average size. Certain types of accounts that the Company makes available are typically in excess of $100,000 in average balance per account, and certain types of business clients whom the Company serves typically carry deposits in excess of $100,000 on average. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

LIQUIDITY AND LIABILITY MANAGEMENT

     To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. As of December 31, 1999, the Company's primary liquidity ratio was 34.0%, comprised of $11.4 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $11 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $128.1 million, and $10.0 million in cash and due from banks, as a percentage of total unsecured deposits of $407.5 million. As of December 31, 1998, the Company's primary liquidity ratio was 15.1%, comprised of $45.8 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $43.3 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $28.6 million, and $18.0 million in cash and due from banks, as a percentage of total unsecured deposits of $325.7 million. As of December 31, 1997, the Company's primary liquidity ratio was 26.3%, comprised of $40.6 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $27.0 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $27.1 million, and $16.1 million in cash and due from banks, as a percentage of total unsecured deposits of $216.0 million. Liquid asset growth exceeded deposit growth in 1999 over 1998.

     The following table summarizes the Company's borrowings under its federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

                                                1999        1998        1997
                                             ----------    -------    --------
Average balance during the year............  $  458,000    $41,000    $297,000
Average interest rate during the year......        7.64%      7.32%       5.72%
Maximum month-end balance during the
  year.....................................  $9,000,000    $    --          --
Average rate at December 31................       11.98%        --          --

     The Company has Federal funds purchase lines and lines of credit of totaling $35,000,000. As of December 31, 1999, the Company borrowed $7,000,000 from FHLB and $2,000,000 from a correspondent bank.

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

INTEREST RATE SENSITIVITY

     One method of measuring interest rate risk is by measuring the interest rate sensitivity gap, which is the difference between earning assets and liabilities maturing or repricing within specified periods.

     The table below sets forth the interest rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of December 31, 1999, using the rate sensitivity GAP ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                             DUE IN
                                 WITHIN     THREE TO    DUE AFTER
                                 THREE       TWELVE       ONE TO      DUE AFTER          NOT
                                 MONTHS      MONTHS     FIVE YEARS    FIVE YEARS    RATE-SENSITIVE     TOTAL
                                --------    --------    ----------    ----------    --------------    --------
                                                            (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
  Federal funds sold..........  $128,100    $     --     $    --       $     --       $      --       $128,100
  Securities..................        --       4,871      12,872         13,521              --         31,264
  Total loans, including loans
    held-for-sale.............   220,170      12,334      42,143         19,451              --        294,098
                                --------    --------     -------       --------       ---------       --------
         Total interest
           earning assets.....   348,270      17,205      55,015         32,972              --        453,462
                                --------    --------     -------       --------       ---------       --------
Cash and due from banks.......                                                           10,049         10,049
Other assets..................                                                           13,153         13,153
                                --------    --------     -------       --------       ---------       --------
         Total assets.........  $348,270    $ 17,205     $55,015       $ 32,972       $  23,202       $476,664
                                ========    ========     =======       ========       =========       ========
INTEREST BEARING LIABILITIES:
  Demand, interest bearing....  $  9,898    $     --     $    --       $     --       $      --       $  9,898
  Savings and money market....   164,060          --          --             --              --        164,060
  Time deposits...............    49,181      76,502       9,467             --              --        135,150
                                --------    --------     -------       --------       ---------       --------
  Total interest bearing
    liabilities...............   223,139      76,502       9,467             --              --        309,108
                                --------    --------     -------       --------       ---------       --------
Demand noninterest bearing....    32,596          --          --             --          76,836        109,432
Accrual interest payable and
  other liabilities...........        --          --          --             --          13,593         13,593
Shareholders' equity..........        --          --          --             --          44,531         44,531
                                --------    --------     -------       --------       ---------       --------
         Total liabilities and
           shareholders'
           equity.............  $255,735    $ 76,502     $ 9,467       $     --       $ 134,960       $476,664
                                ========    ========     =======       ========       =========       ========
Interest rate sensitivity
  GAP.........................  $ 92,535    $(59,297)    $45,548       $ 32,972       $(111,758)      $     --
                                ========    ========     =======       ========       =========       ========
Cumulative interest rate
  sensitivity GAP.............  $ 92,535    $ 33,238     $78,786       $111,758       $      --       $     --
Cumulative interest rate
  sensitivity GAP ratio.......     19.41%       6.97%      16.53%         23.45%             --             --

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

     Liquidity risk represents the potential for loss as a result of limitations on the Company's ability to adjust for future cash flows, to meet the needs of depositors and borrowers, and to fund operations on a timely and cost-effective basis. The Liquidity Policy approved by the Board requires annual review of the Company's liquidity by the Asset/Liability Committee, which is composed of senior executives, and the Finance and Investment Committee of the Board of Directors.

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

CAPITAL RESOURCES

     The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                                           DECEMBER 31,                  MINIMUM
                                               ------------------------------------     REGULATORY
                                                 1999          1998          1997      REQUIREMENTS
                                               --------    ------------    --------    ------------
                                                              (DOLLARS IN THOUSANDS)
Capital components:
  Tier 1 Capital.............................  $ 44,530      $ 29,850      $ 21,899
  Tier 2 Capital.............................     4,646         3,825         1,885
                                               --------      --------      --------
          Total risk-based capital...........  $ 49,176      $ 33,675      $ 23,784
                                               ========      ========      ========
Risk-weighted assets.........................  $371,322      $323,117      $150,418
Average assets for the fourth quarter........  $475,295      $399,092      $251,767
Capital ratios:
  Total risk-based capital...................      13.2%         10.4%         15.8%       8.0%
  Tier 1 risk-based capital..................      12.0%          9.2%         14.6%       4.0%
  Leverage ratio(1)..........................       9.4%          7.5%         10.3%       4.0%

---------------
(1) Tier 1 capital divided by average assets for the fourth quarter (excluding goodwill).

     The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 1999. The risk-based and leverage capital ratios are defined in Item 1 -- "BUSINESS -- Supervision and
Regulation -- Capital Adequacy Guidelines."

     At December 31, 1999 and 1998, the Company's capital met all minimum regulatory requirements. As of December 31, 1999, HBC and HBEB were considered "well capitalized". As of December 31, 1998, HBC was considered "adequately capitalized", and HBEB was considered "well capitalized". HBSV had not yet commenced operations as of December 31, 1999.

     On August 16, 1999, the Company closed a best efforts public stock offering after selling 758,138 registered shares at $15.00 per share. Total proceeds from this offering were $11,200,000 after deducting expenses of $172,000. $7,000,000 of the proceeds of the offering were used to capitalized the Company's new subsidiary bank, HBSV, which commenced operation on January 18, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as effective and ineffective when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged through current earnings. Any ineffective portion of hedges will be recognized in current earnings. The Company adopted the provisions of SFAS No. 133 in 1999. The adoption of SFAS No. 133 did not significantly impact the Company's earnings or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Since all of the Company's interest-bearing assets and liabilities are located at the Banks, all of the Company's interest rate risk exposure lies at that level, as well. As a result, all interest rate risk management procedures are performed at the Banks' level. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets. As of December 31, 1999, the Company does not use interest rate derivatives to hedge its interest rate risk.

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

     At December 31, 1999, it was estimated that the Company's MV would increase 13.3% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 14.7% in the event of a 200 basis point decrease in market interest rates.

     Presented below, as of December 31, 1999, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

                                                 1999                                            1998
                             ---------------------------------------------   ---------------------------------------------
                                                        MARKET VALUE AS A                               MARKET VALUE AS A
                                                       % OF PRESENT VALUE                              % OF PRESENT VALUE
                                                            OF ASSETS                                       OF ASSETS
                             $ CHANGE    % CHANGE IN   -------------------   $ CHANGE    % CHANGE IN   -------------------
                             IN MARKET     MARKET                  CHANGE    IN MARKET     MARKET                  CHANGE
      CHANGE IN RATES          VALUE        VALUE      MV RATIO     (BP)       VALUE        VALUE      MV RATIO     (BP)
      ---------------        ---------   -----------   ---------   -------   ---------   -----------   ---------   -------
                                                                (DOLLARS IN THOUSANDS)
+ 200 bp...................  $  9,448        13.3%       15.6%       184     $ 10,460        17.6%       17.2%       257
    0 bp...................        --          --        13.8%        --           --          --        14.6%        --
- 200 bp...................  $(10,450)      (14.7)%      11.7%      (203)    $(12,021)      (20.2)%      11.7%      (295)

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

     Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Liquidity Policy approved by the Board requires annual review of the Company's liquidity by the Asset/Liability Committee, which is composed of senior executives, and the Finance and Investment Committee of the Board of Directors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and independent auditors' report are set forth on pages F-1 through F-24, which follows Item 14 -- "EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K."

     The following table discloses the Company's selected quarterly financial data as required by Item 302 of Regulation S-K. All share figures are adjusted to reflect (i) a 10% stock dividend paid to shareholders of record as of February 5, 1996; (ii) a 5% stock dividend paid to shareholders of record as of February 5, 1997; (iii) a 3-for-2 stock split paid to shareholders of record as of August 1, 1997; and (iv) a 3-for-2 stock split paid to shareholders of record as of February 5, 1999.

                                                       FOR THE QUARTER ENDED
                       -------------------------------------------------------------------------------------
                       DECEMBER 31,   SEPTEMBER 30,    JUNE 30,    MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                           1999           1999           1999         1999          1998           1998
                       ------------   -------------   ----------   ----------   ------------   -------------
Interest income......   $9,056,000     $7,876,000     $7,125,000   $7,164,000    $8,062,000     $7,469,000
Interest expense.....    3,416,000      2,646,000      2,211,000    2,171,000     2,592,000      2,350,000
                        ----------     ----------     ----------   ----------    ----------     ----------
Net interest
  income.............    5,640,000      5,230,000      4,914,000    4,993,000     5,470,000      5,119,000
Provision for loan
  losses.............      428,000        356,000        484,000      643,000       516,000        550,000
                        ----------     ----------     ----------   ----------    ----------     ----------
Net interest income
  after provision....    5,212,000      4,874,000      4,430,000    4,350,000     4,954,000      4,569,000
Noninterest income...    1,270,000      1,802,000        687,000    1,224,000       937,000        596,000
Noninterest
  expense............    5,021,000      5,503,000      4,163,000    4,587,000     4,977,000      4,148,000
                        ----------     ----------     ----------   ----------    ----------     ----------
Net income before
  taxes..............    1,461,000      1,173,000        954,000      987,000       914,000      1,017,000
Provision for income
  taxes..............      490,000        420,000        280,000      360,000       321,000        443,000
                        ----------     ----------     ----------   ----------    ----------     ----------
Net income...........   $  971,000     $  753,000     $  674,000   $  627,000    $  593,000     $  574,000
                        ==========     ==========     ==========   ==========    ==========     ==========
Net income per share
  basic..............   $     0.15     $     0.12     $     0.12   $     0.11    $     0.10     $     0.10
Net income per share
  diluted............   $     0.14     $     0.11     $     0.11   $     0.10    $     0.10     $     0.09

                        FOR THE QUARTER ENDED
                       -----------------------
                        JUNE 30,    MARCH 31,
                          1998         1998
                       ----------   ----------
Interest income......  $6,049,000   $5,120,000
Interest expense.....   1,667,000    1,342,000
                       ----------   ----------
Net interest
  income.............   4,382,000    3,778,000
Provision for loan
  losses.............     350,000      160,000
                       ----------   ----------
Net interest income
  after provision....   4,032,000    3,618,000
Noninterest income...     243,000      131,000
Noninterest
  expense............   3,462,000    3,018,000
                       ----------   ----------
Net income before
  taxes..............     813,000      731,000
Provision for income
  taxes..............     283,000      278,000
                       ----------   ----------
Net income...........  $  530,000   $  453,000
                       ==========   ==========
Net income per share
  basic..............  $     0.11   $     0.09
Net income per share
  diluted............  $     0.09   $     0.08

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Reference is made to the Company's Proxy Statement for the May 18, 2000 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company as of March 1, 2000 is included in
Part I above in accordance with Instruction 3 to Item 401(b) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation is incorporated by reference from the text under the caption "Executive Compensation" in the Proxy Statement for the May 18, 2000 Annual Meeting of Shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT -- BENEFICIAL OWNERSHIP OF COMMON STOCK

     Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated by reference from the text under the caption "Proposal One -- Election of Directors" in the Proxy Statement for the May 18, 2000 Annual Meeting of Shareholders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions with officers, directors, and the Company is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 18, 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     The Financial Statements of the Company, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the independent auditors' report are set forth on pages F-1 through F-24.

(A)(2) FINANCIAL STATEMENT SCHEDULES

     All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(A)(3) EXHIBITS

                                                                          INCORPORATED BY REFERENCE TO
                                                                                 REPORT ON FORM
                                                                          -----------------------------
                                                                FILED       8-A       10-K     EXHIBIT
                                                               HEREWITH    DATED     DATED       NO.
                                                               --------   -------   --------   --------
  3.1 Heritage Commerce Corp Articles of Incorporation:                   3-5-98                 4.1
      [Incorporated herein by reference from Exhibit 4 to
      Heritage Commerce Corp's Form 8-A: Registration of
      Securities Pursuant to Section 12(g) of the Securities
      Exchange Act of 1933 dated March 5, 1998 (File No.
      000-23877).]
  3.2 Heritage Commerce Corp Bylaws: [Incorporated herein by              3-5-98                 4.2
      reference from Exhibit 4 to Heritage Commerce Corp's
      Form 8-A: Registration of Securities Pursuant to
      Section 12(g) of the Securities Exchange Act of 1933
      dated March 5, 1998 (File No. 000-23877).]
 10.1 Real Property Leases for properties located at 150                  3-5-98                 1
      Almaden Blvd., San Jose and 100 Park Center Plaza, San
      Jose. [This exhibit is incorporated by reference to the
      paper filing of Heritage Commerce Corp's Form 8-A filed
      March 5, 1998 (File No. 000-23877).]
 10.2 Employment agreement with Mr. Rossell dated June 8,                 3-5-98                 1
      1994 [This exhibit is incorporated by reference to the
      paper filing of Heritage Commerce Corp's Form 8-A filed
      March 5, 1998 (File No. 000-23877).]
 10.3 Employment agreement with Mr. Gionfriddo dated June 8,              3-5-98                 1
      1994 [This exhibit is incorporated by reference to the
      paper filing of Heritage Commerce Corp's Form 8-A filed
      March 5, 1998 (File No. 000-23877).]
 10.4 Amendment No. 2 to Employment Agreement with Mr.                              3-31-98     10.4
      Gionfriddo.
 10.5 Employment agreement with Mr. Conniff dated April 30,                         3-31-98
      1998.
 10.6 Employment agreement with Mr. Nethercott dated April                          3-31-98
      16, 1998.
 10.7 Employment agreement with Mr. McGovern dated July 16,                         3-31-98
      1998.
 21.1 Subsidiaries of the registrant.                             X
 23   Consent of Deloitte & Touche LLP dated March 28, 2000.      X
 27.1 Financial data schedule                                     X

(B) REPORTS ON FORM 8-K

     On October 25, 1999, the Registrant filed Form 8-K with the Securities and Exchange Commission to report third quarter 1999 financial results.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HERITAGE COMMERCE CORP

Date: March 29, 2000                      By:  /s/   JOHN E. ROSSELL
                                          --------------------------------------
                                                     John E. Rossell
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

/s/ FRANK BISCEGLIA                                               Director              March 29, 2000
-----------------------------------------------------
Frank Bisceglia

/s/ JAMES BLAIR                                                   Director              March 29, 2000
-----------------------------------------------------
James Blair

/s/ ARTHUR CARMICHAEL, JR.                                        Director              March 29, 2000
-----------------------------------------------------
Arthur Carmichael, Jr.

/s/ RICHARD CONNIFF                                      Director of the Company and    March 29, 2000
-----------------------------------------------------    Chief Executive Officer of
Richard Conniff                                            Heritage Bank East Bay

/s/ WILLIAM DEL BIAGGIO, JR.                                      Director              March 29, 2000
-----------------------------------------------------
William Del Biaggio, Jr.

/s/ ANNEKE DURY                                                   Director              March 29, 2000
-----------------------------------------------------
Anneke Dury

/s/ TRACEY ENFANTINO                                              Director              March 29, 2000
-----------------------------------------------------
Tracey Enfantino

/s/ GLENN GEORGE                                                  Director              March 29, 2000
-----------------------------------------------------
Glenn George

/s/ ROBERT GIONFRIDDO                                             Director              March 29, 2000
-----------------------------------------------------
Robert Gionfriddo

/s/ P. MICHAEL HUNT                                               Director              March 29, 2000
-----------------------------------------------------
P. Michael Hunt

/s/ JOHN W. LARSEN                                                Director              March 29, 2000
-----------------------------------------------------
John W. Larsen

/s/ LAWRENCE D. MCGOVERN                                Executive Vice President and    March 29, 2000
-----------------------------------------------------      Chief Financial Officer
Lawrence D. McGovern

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
/s/ LON NORMANDIN                                                 Director              March 29, 2000
-----------------------------------------------------
Lon Normandin

/s/ JACK PECKHAM                                                  Director              March 29, 2000
-----------------------------------------------------
Jack Peckham

/s/ ROBERT PETERS                                                 Director              March 29, 2000
-----------------------------------------------------
Robert Peters

/s/ HUMPHREY POLANEN                                              Director              March 29, 2000
-----------------------------------------------------
Humphrey Polanen

/s/ JOHN E. ROSSELL III                                    Director and Principal       March 29, 2000
-----------------------------------------------------         Executive Officer
John E. Rossell III

/s/ KIRK ROSSMAN                                                  Director              March 29, 2000
-----------------------------------------------------
Kirk Rossman

/s/ BRAD SMITH                                          Director and Chairman of the    March 29, 2000
-----------------------------------------------------    Company and Chief Executive
Brad Smith                                                Officer of Heritage Bank
                                                                South Valley

                             HERITAGE COMMERCE CORP

                         INDEX TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1999

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................  F-3
Consolidated Income Statements as of December 31, 1999, 1998
  and 1997..................................................  F-4
Consolidated Statements of Shareholders' Equity as of
  December 31, 1999, 1998 and 1997..........................  F-5
Consolidated Statements of Cash Flows as of December 31,
  1999, 1998 and 1997.......................................  F-6
Notes to Consolidated Financial Statements..................  F-7

                                                                  EXHIBIT (a)(1)

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Heritage Commerce Corp:

     We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows in each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heritage Commerce Corp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years for the period ended December 31, 1999 in conformity with generally accepted accounting principles.

/s/  Deloitte & Touche LLP
Deloitte & Touche LLP

San Jose, California
January 21, 2000

                             HERITAGE COMMERCE CORP

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                                  1999            1998
                                                              ------------    ------------
Cash and due from banks.....................................  $ 10,049,000    $ 18,039,000
Federal funds sold..........................................   128,100,000      28,600,000
                                                              ------------    ------------
          Total cash and cash equivalents...................   138,149,000      46,639,000
Securities available-for-sale, at fair value................    17,430,000      50,249,000
Securities held-to-maturity, at amortized cost (fair value
  of $13,614,000 and $27,240,000, respectively).............    13,834,000      26,544,000
Loans held for sale, at fair value..........................    22,243,000      33,079,000
Loans, net of deferred fees of $76,000 and $95,000 for 1999
  and 1998..................................................   271,855,000     236,307,000
Allowance for probable loan losses..........................    (5,003,000)     (3,825,000)
                                                              ------------    ------------
          Loans, net........................................   266,852,000     232,482,000
Premises and equipment, net.................................     3,459,000       3,238,000
Accrued interest receivable and other assets................     5,211,000       7,240,000
Other investments...........................................     9,486,000       5,460,000
                                                              ------------    ------------
          TOTAL.............................................  $476,664,000    $404,931,000
                                                              ============    ============

                           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
     Demand, noninterest bearing............................  $109,432,000    $120,854,000
     Demand, interest bearing...............................     9,898,000       9,035,000
     Savings and money market...............................   164,060,000     131,518,000
     Time deposits, under $100,000..........................    47,355,000      29,793,000
     Time deposits, $100,000 and over.......................    87,795,000      58,847,000
                                                              ------------    ------------
  Total deposits............................................   418,540,000    $350,047,000
  Deposits held for sale....................................            --      18,911,000
  Accrued interest payable and other liabilities............    13,593,000       5,276,000
                                                              ------------    ------------
          Total liabilities.................................   432,133,000     374,234,000
                                                              ------------    ------------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares
     authorized: none outstanding...........................            --              --
  Common stock, no par value; 30,000,000 shares authorized;
     shares issued and outstanding: 6,392,342 in 1999 and
     5,554,552 in 1998......................................    41,021,000      29,418,000
  Accumulated other comprehensive (loss) income, net of
     taxes..................................................      (137,000)        658,000
  Retained earnings.........................................     3,647,000         621,000
                                                              ------------    ------------
          Total shareholders' equity........................    44,531,000      30,697,000
                                                              ------------    ------------
          TOTAL.............................................  $476,664,000    $404,931,000
                                                              ============    ============

                See notes to consolidated financial statements.

                             HERITAGE COMMERCE CORP

                         CONSOLIDATED INCOME STATEMENTS

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1999           1998           1997
                                                      -----------    -----------    -----------
Interest income:
  Loans, including fees.............................  $25,727,000    $19,777,000    $10,376,000
  Securities, taxable...............................    1,764,000      4,915,000      5,188,000
  Securities, non-taxable...........................      606,000        679,000         87,000
  Federal funds sold................................    3,124,000      1,307,000        552,000
                                                      -----------    -----------    -----------
Total interest income...............................   31,221,000     26,678,000     16,203,000
                                                      -----------    -----------    -----------
Interest expense:
  Deposits..........................................   10,409,000      7,933,000      4,187,000
  Other.............................................       35,000          3,000         17,000
                                                      -----------    -----------    -----------
Total interest expense..............................   10,444,000      7,936,000      4,204,000
                                                      -----------    -----------    -----------
Net interest income before provision for probable
  loan losses.......................................   20,777,000     18,742,000     11,999,000
Provision for probable loan losses..................    1,911,000      1,576,000      1,060,000
                                                      -----------    -----------    -----------
Net interest income after provision for probable
  loan losses.......................................   18,866,000     17,166,000     10,939,000
                                                      -----------    -----------    -----------
Noninterest income:
  Servicing income..................................    1,576,000             --             --
  Gain on sales of securities available-for-sale....    1,004,000        790,000        164,000
  Gain on sale of shares of demutualized life
     insurance company..............................      530,000             --             --
  Service charges and other fees....................      343,000        229,000        173,000
  Gain on sale of Internet credit card..............      289,000             --             --
  Other investments.................................      274,000        226,000         48,000
  Gain on sale of deposits..........................      240,000             --             --
  Gain on sale of loans.............................      143,000        332,000        205,000
  Other income......................................      585,000        337,000         48,000
                                                      -----------    -----------    -----------
Total other income..................................    4,984,000      1,914,000        638,000
                                                      -----------    -----------    -----------
Noninterest expenses:
  Salaries and employee benefits....................   10,587,000      7,722,000      4,933,000
  Client services...................................    1,527,000      2,426,000      1,169,000
  Professional fees.................................    1,217,000        718,000        372,000
  Furniture and equipment...........................    1,191,000        828,000        542,000
  Occupancy.........................................    1,168,000        792,000        440,000
  Advertising and promotion.........................      826,000        786,000        450,000
  Loan origination costs............................      539,000        449,000        326,000
  Stationery and supplies...........................      300,000        247,000        144,000
  Telephone.........................................      208,000        172,000         95,000
  Other.............................................    1,711,000      1,465,000        697,000
                                                      -----------    -----------    -----------
Total other expenses................................   19,274,000     15,605,000      9,168,000
                                                      -----------    -----------    -----------
Income before income taxes..........................    4,576,000      3,475,000      2,409,000
Provision for income taxes..........................    1,550,000      1,325,000        844,000
                                                      -----------    -----------    -----------
Net income..........................................  $ 3,026,000    $ 2,150,000    $ 1,565,000
                                                      ===========    ===========    ===========
Earnings per share:
  Basic.............................................  $      0.51    $      0.41    $      0.32
  Diluted...........................................  $      0.45    $      0.37    $      0.30

                See notes to consolidated financial statements.

                             HERITAGE COMMERCE CORP

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                           ACCUMULATED
                                                              OTHER
                                                          COMPREHENSIVE
                                     COMMON STOCK             INCOME        RETAINED         TOTAL           OTHER
                                -----------------------      (NET OF        EARNING/     SHAREHOLDERS'   COMPREHENSIVE
                                 SHARES       AMOUNT          TAXES)        (DEFICIT)       EQUITY          INCOME
                                ---------   -----------   --------------   -----------   -------------   -------------
BALANCE, JANUARY 1, 1997......  4,696,049   $22,093,000     $ 221,000      $(1,790,000)   $20,524,000
Net income....................         --            --            --        1,565,000      1,565,000     $1,565,000
Net change in unrealized gain
  on securities
  available-for-sale, net of
  reclassification adjustment
  and taxes...................         --            --       197,000               --        197,000        197,000
                                                                                                          ----------
  Total comprehensive
    income....................                                                                            $1,762,000
                                                                                                          ==========
Stock dividend................    234,523     1,304,000            --       (1,304,000)            --
Cash paid for fractional
  shares......................       (291)       (2,000)                            --         (2,000)
Stock options exercised.......     13,567        52,000            --               --         52,000
                                ---------   -----------     ---------      -----------    -----------
BALANCES, DECEMBER 31, 1997...  4,943,848   $23,447,000     $ 418,000      $(1,529,000)   $22,336,000
Net income....................         --            --            --        2,150,000      2,150,000     $2,150,000
Net change in unrealized gain
  on securities
  available-for-sale, net of
  reclassification adjustment
  and taxes...................         --            --       240,000               --        240,000        240,000
                                                                                                          ----------
  Total comprehensive
    income....................                                                                            $2,390,000
                                                                                                          ==========
Common stock issued pursuant
  to July 1998 offering (net
  of issuance costs of
  $154,000)...................    580,644     5,846,000            --               --      5,846,000
Stock options exercised.......     30,060       125,000            --               --        125,000
                                ---------   -----------     ---------      -----------    -----------
BALANCES, DECEMBER 31, 1998...  5,554,552   $29,418,000     $ 658,000      $   621,000    $30,697,000
Net income....................         --            --            --        3,026,000      3,026,000     $3,026,000
Net change in unrealized gain
  /loss on securities
  available-for-sale, net of
  reclassification adjustment
  and taxes...................         --            --      (795,000)              --       (795,000)      (795,000)
                                                                                                          ----------
  Total comprehensive
    income....................                                                                            $2,231,000
                                                                                                          ==========
Common stock issued pursuant
  to June 1999 offering (net
  of issuance costs of
  $172,000)...................    758,138    11,200,000            --               --     11,200,000
Cash paid for fractional
  shares......................       (199)       (4,000)                                       (4,000)
Stock options exercised.......     79,851       407,000            --               --        407,000
                                ---------   -----------     ---------      -----------    -----------
BALANCES, DECEMBER 31, 1999...  6,392,342   $41,021,000     $(137,000)     $ 3,647,000    $44,531,000
                                =========   ===========     =========      ===========    ===========

                 See notes to consolidated financial statements

                             HERITAGE COMMERCE CORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------
                                                                1999            1998             1997
                                                            ------------    -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................  $  3,026,000    $   2,150,000    $  1,565,000
Adjustments to reconcile net income to net cash used in
  operating activities:
  (Loss) in disposals of property and equipment...........      (283,000)              --              --
  Depreciation and amortization...........................       827,000          639,000         388,000
  Provision for probable loan losses......................     1,911,000        1,576,000       1,060,000
  Gain on sales of securities available-for-sale..........    (1,004,000)        (790,000)       (164,000)
  Deferred income taxes...................................      (709,000)      (1,016,000)       (448,000)
  Amortization/accretion of discounts and premiums on
    securities............................................      (239,000)         242,000          56,000
  Proceeds from sales of loans held for sale..............     4,317,000        3,932,000       4,198,000
  Originations of loans held for sale.....................   (17,941,000)      (5,674,000)     (4,626,000)
  Maturities of loans held for sale.......................     7,839,000          694,000          45,000
  Effect of changes in:
    Accrued interest receivable and other assets..........      (801,000)      (2,461,000)       (952,000)
    Accrued interest payable and other liabilities........    11,156,000        2,869,000         605,000
                                                            ------------    -------------    ------------
Net cash provided by (used in) operating activities.......     8,099,000        2,161,000       1,727,000
                                                            ------------    -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans.....................................   (19,660,000)    (139,604,000)    (45,650,000)
Purchases of securities available-for-sale................   (26,334,000)     (25,481,000)    (49,116,000)
Maturities of securities available-for-sale...............    22,232,000       18,407,000      16,588,000
Proceeds from sales of securities available-for-sale......    49,512,000       19,046,000      21,955,000
Purchases of securities held-to-maturity..................            --       (8,855,000)     (7,659,000)
Proceeds from maturities or calls of securities
  held-to-maturity........................................     1,115,000        8,722,000       6,388,000
Purchase of corporate-owned life insurance................    (3,874,000)        (987,000)     (4,473,000)
Purchases of property and equipment.......................      (765,000)      (1,906,000)       (829,000)
                                                            ------------    -------------    ------------
Net cash used in investing activities.....................    22,226,000     (130,658,000)    (62,796,000)
                                                            ------------    -------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits..................................    49,582,000      125,981,000      96,599,000
Proceeds from sale of securities under agreements to
  repurchase..............................................            --               --      (5,010,000)
Net proceeds from issuance of common stock................    11,603,000        5,970,000          50,000
                                                            ------------    -------------    ------------
Net cash provided by financing activities.................    61,185,000      131,951,000      91,639,000
                                                            ------------    -------------    ------------
Net increase in cash and cash equivalents.................    91,510,000        3,454,000      30,570,000
Cash and cash equivalents, beginning of year..............    46,639,000       43,185,000      12,615,000
                                                            ------------    -------------    ------------
Cash and cash equivalents, end of year....................  $138,149,000    $  46,639,000    $ 43,185,000
                                                            ============    =============    ============
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest..............................................  $ 10,171,000    $   7,198,000    $  4,477,000
    Income taxes..........................................  $  2,083,000    $   1,684,000    $  1,536,000
Supplemental schedule of non-cash investing and financing
  activity:
  Transfer from accumulated deficit to common stock due to
    stock dividend........................................            --    $          --    $  1,304,000
  Transfer of investment securities from HTM to AFS.......  $ 11,669,000    $          --    $         --

                See notes to consolidated financial statements.

                             HERITAGE COMMERCE CORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

  Description of Business and Basis of Presentation

     Heritage Commerce Corp (the "Company") operates as the bank holding company for three subsidiary banks: Heritage Bank of Commerce ("HBC"), Heritage Bank East Bay ("HBEB"), and Heritage Bank South Valley ("HBSV")(collectively the "Banks"). All are California state chartered banks which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara and Alameda Counties, California. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994. HBEB was incorporated on October 21, 1998 and commenced operations on December 7, 1998. HBSV was incorporated on December 1, 1999 and commenced operations on January 18, 2000. The accounting and reporting policies of the Company and its subsidiary banks conform to generally accepted accounting principles and prevailing practices within the banking industry.

     On January 27, 1999, the Company's Board of Directors announced the declaration of a 3-for-2 stock split effective for shareholder of record on February 5, 1999. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

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

  Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments purchased with remaining terms to maturity of three months or less from the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold and purchased for one-day periods.

  Securities

     The Company classifies its securities into two categories, available-for-sale and held-to-maturity, at the time of purchase. Securities available-for-sale are measured at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of income taxes, as a net amount within accumulated other comprehensive income, which is a separate component of shareholders' equity, until realized. Securities held-to-maturity are measured at amortized cost, based on the Company's positive intent and ability to hold the securities to maturity.

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

     Premiums and discounts are amortized, or accreted, over the life of the related investment security as an adjustment to income using a method that approximates the interest method. Interest income is recognized

                             HERITAGE COMMERCE CORP
when earned. Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

  Loans Held for Sale

     The Company holds for sale the guaranteed portion of certain Small Business Administration (SBA) loans. These loans are carried at the lower of cost or market, determined in the aggregate.

     Gains or losses on SBA loans held for sale are recognized upon completion of the sale, and are based on the difference between the net sales proceeds and the relative fair value of the guaranteed portion of the loan sold compared to the relative fair value of the unguaranteed portion.

     The servicing assets that result from the sale of SBA loans, sold with servicing rights retained, are amortized over the lives of the loans using a method approximating the interest method.

     The Company accounts for the transfer and servicing of financial assets based on the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Servicing assets are measured at their fair value and are amortized in proportion to and over the period of net servicing income and are assessed for impairment on an ongoing basis. Impairment is determined by stratifying the servicing rights based on interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance. Any servicing assets in excess of the contractually specified servicing fees have been reclassified at fair value as an interest-only (I/O) strip receivable and treated like an available for sale security. The servicing asset, net of any required valuation allowance, and I/O strip receivable are included in other assets.

  Loans

     Loans are stated at the principal amount outstanding. The majority of the Company's loans are at variable interest rates. Interest on loans is credited to income when earned.

     Generally, if a loan is classified as non-accrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued, when the payment of principal or interest is 90 days past due, unless the amount is well secured and in the process of collection. Any interest or principal payments received on non-accrual loans are applied toward reduction of principal. Non-accrual loans generally are not returned to performing status until the obligation is brought current, has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

     Renegotiated loans are those in which the Company has formally restructured a significant portion of the loan. The remaining portion is charged off, with a concession either in the form of below market rate financing, or debt forgiveness on the charged off portion. Loans that have been renegotiated and have not met specific performance standards for payment are classified as renegotiated loans within the classification of nonperforming assets. Upon payment performance, such loans may be transferred from nonperforming status to accrual status. At December 31, 1999 and 1998 the Company did not have any renegotiated loans outstanding.

     Non-refundable loan fees and direct origination costs are deferred and recognized over the expected lives of the related loans using the effective yield interest method.

  Allowance for Loan Losses

     The Company maintains an allowance for loan losses to absorb probable losses inherent in the loan portfolio. The allowance is based on ongoing, monthly assessments of the probable estimated losses. Loans are

                             HERITAGE COMMERCE CORP
charged against the allowance when management believes that the collectability of the principal is doubtful. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

     The allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. Until additional historical data is available, management has derived a matrix, based on management's prior experience, to determine the loss factor for each category of loan.

     Allowances can apply to some loans but not all loans. Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. The allowance also incorporates the results of measuring impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, or the fair value of the collateral if the loan is secured by real estate.

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

  Premises and Equipment

     Premises and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the lesser of the lease terms or estimated useful lives of five to fifteen years, if appropriate. The Company evaluates the recoverability of long-lived assets on an on-going basis.

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

                             HERITAGE COMMERCE CORP

  Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company presents the required proforma disclosures of the effect of stock-based compensation on net income and earnings per share using the fair value method in accordance with SFAS No. 123, Accounting for Stock-Based Compensation.

  Comprehensive Income

     In 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income, which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources.

     The following is a summary of the components of other comprehensive income.

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Net Income.....................................  $3,026,000    $2,150,000    $1,565,000
                                                 ----------    ----------    ----------
Other comprehensive income, net of tax:
  Net unrealized holding gain (loss) on
     available-for-sale securities during the
     year......................................    (130,000)      729,000       303,000
  Less: reclassification adjustment for
     realized gains on available for sale
     securities included in net income during
     the year..................................    (665,000)     (489,000)     (106,000)
                                                 ----------    ----------    ----------
Other comprehensive income.....................    (795,000)      240,000       197,000
                                                 ----------    ----------    ----------
Comprehensive income...........................  $2,231,000    $2,390,000    $1,762,000
                                                 ==========    ==========    ==========

  Segment Reporting

     HBC, HBEB, and HBSV are commercial banks, which offer similar products to customers located in Santa Clara and Alameda counties of California. No customer accounts for more than 10 percent of revenue for HBC, HBEB, HBSV or the Company. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary banks all operate as one business segment.

  Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. For each of the years presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                    -----------------------------------
                                                      1999         1998         1997
                                                    ---------    ---------    ---------
Weighted average common shares outstanding -- used
  in computing basic earnings per share...........  5,950,339    5,242,516    4,937,533
Dilutive effect of stock options outstanding,
  using the treasury stock method.................    756,387      601,522      284,324
                                                    ---------    ---------    ---------
Shares used in computing diluted earnings per
  share...........................................  6,706,726    5,844,038    5,221,857
                                                    =========    =========    =========

                             HERITAGE COMMERCE CORP

  Reclassifications

     Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no impact on shareholders' equity and net income.

  Recently issued Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as effective and ineffective when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of the fair value of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged through current earnings. Any ineffective portion of hedges will be recognized in current earnings. The Company adopted the provisions of SFAS No. 133 in 1999. The adoption of SFAS No. 133 did not significantly impact the Company's earnings or financial position

(2) SECURITIES

     The amortized cost and estimated fair value of securities as of December 31, 1999 were as follows:

                                                      GROSS         GROSS        ESTIMATED
                                      AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                        COST          GAINS         LOSSES         VALUE
                                     -----------    ----------    ----------    -----------
Securities available-for-sale:
  U.S. Treasury....................  $11,113,000        $--        $110,000     $11,003,000
  Municipals.......................    5,444,000        --           91,000       5,353,000
  FHLB Stock.......................    1,074,000        --               --       1,074,000
                                     -----------        --         --------     -----------
          Total securities
            available-for-sale.....  $17,631,000        $--        $201,000     $17,430,000
                                     ===========        ==         ========     ===========
Securities held-to-maturity:
  Municipals.......................  $13,834,000        $--        $220,000     $13,614,000
                                     -----------        --         --------     -----------
Total securities
  held-to-maturity.................  $13,834,000        $--        $220,000     $13,614,000
                                     ===========        ==         ========     ===========

                             HERITAGE COMMERCE CORP

     The amortized cost and estimated fair value of securities as of December 31, 1998 were as follows:

                                                    GROSS         GROSS        ESTIMATED
                                    AMORTIZED     UNREALIZED    UNREALIZED       FAIR
                                      COST          GAINS         LOSSES         VALUE
                                   -----------    ----------    ----------    -----------
Securities available-for-sale:
  U.S. Treasury..................  $39,254,000    $  869,000        $--       $40,123,000
  U.S. Government agencies.......    3,007,000        44,000        --          3,051,000
  Municipals.....................    2,595,000       113,000        --          2,708,000
  Preferred Stock................    2,015,000        57,000        --          2,072,000
  Commercial Paper...............    2,259,000        36,000        --          2,295,000
                                   -----------    ----------        --        -----------
          Total securities
            available-for-
            sale.................  $49,130,000    $1,119,000        $--       $50,249,000
                                   ===========    ==========        ==        ===========
Securities held-to-maturity:
  Municipals.....................  $23,001,000    $  650,000        $--       $23,651,000
  U.S. Government agencies.......    1,509,000         7,000        --          1,516,000
  U.S. Treasury..................    2,034,000        39,000        --          2,073,000
                                   -----------    ----------        --        -----------
          Total securities
            held-to-maturity.....  $26,544,000    $  696,000        $--       $27,240,000
                                   ===========    ==========        ==        ===========

     The Company transferred $11,669,000 of certain securities from the held-to-maturity to available-for-sale classification as allowed by SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The gross realized and gross unrealized gains or losses on the securities transferred were not significant to the Company.

     The amortized cost and estimated fair values of securities as of December 31, 1999 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

                                 SECURITIES HELD-TO-MATURITY     SECURITIES AVAILABLE-FOR-SALE
                                -----------------------------    -----------------------------
                                 AMORTIZED     ESTIMATED FAIR     AMORTIZED     ESTIMATED FAIR
                                   COST            VALUE            COST            VALUE
                                -----------    --------------    -----------    --------------
Due within one year...........  $ 1,880,000     $ 1,878,000      $ 3,012,000     $ 2,992,000
Due after one through five
  years.......................    4,482,000       4,461,000        8,481,000       8,389,000
Due after five through ten
  years.......................    6,861,000       6,696,000        5,310,000       5,255,000
Due after ten years...........      611,000         579,000          828,000         794,000
                                -----------     -----------      -----------     -----------
          Total...............  $13,834,000     $13,614,000      $17,631,000     $17,430,000
                                ===========     ===========      ===========     ===========

     Sales of securities available-for-sale resulted in gross realized gains of $1,004,000, $670,000, and $170,000 during the years ended December 31, 1999,
1998, and 1997, respectively.

     Sales of securities available-for-sale resulted in gross realized losses of nil, $5,000, and $6,000, during the years ended December 31, 1999, 1998, and 1997, respectively.

     Securities with amortized cost of $11,100,000 and $43,296,000 as of December 31, 1999 and 1998 were pledged to secure public and certain other deposits as required by law or contract.

                             HERITAGE COMMERCE CORP

(3) LOANS

     Loans as of December 31 were as follows:

                                                                      1999            1998
                                                                  ------------    ------------
    Loans held for sale.........................................  $ 22,243,000    $ 33,079,000
    Loans held for investment
      Commercial................................................   117,918,000      79,566,000
      Real estate -- term.......................................    83,698,000      57,216,000
      Real estate -- land and construction......................    68,152,000      49,270,000
      Consumer..................................................     2,163,000      50,350,000
                                                                  ------------    ------------
              Total loans.......................................   271,931,000     236,402,000
    Deferred loan fees..........................................       (76,000)        (95,000)
    Allowance for loan losses...................................    (5,003,000)     (3,825,000)
                                                                  ------------    ------------
    Loans, net..................................................  $266,852,000    $232,482,000
                                                                  ============    ============

     Changes in the allowance for loan losses were as follows:

                                                         AT OR FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1999          1998          1997
                                                         ----------    ----------    ----------
    Balance, beginning of year.........................  $3,825,000    $2,285,000    $1,402,000
    Loan charged-offs..................................     806,000       173,000       224,000
    Recoveries.........................................     (73,000)     (137,000)      (47,000)
                                                         ----------    ----------    ----------
    Net loan charged-offs..............................     733,000        36,000       177,000
    Provision for loan losses..........................   1,911,000     1,576,000     1,060,000
                                                         ----------    ----------    ----------
    Balance, end of year...............................  $5,003,000    $3,825,000    $2,285,000
                                                         ==========    ==========    ==========

     As of December 31, 1999, the Company had $1,396,000 in loans for which interest is no longer being accrued, no loans past due 90 days or more and still accruing interest, and no impaired loans. As of December 31, 1998, the Company had $1,288,000 in loans for which interest is no longer being accrued, no significant loans past due 90 days or more and still accruing interest, and no impaired loans. For the year ended December 31, 1999, 1998 and 1997, the Company had foregone $63,000 of interest income as a result of non-accrual loans. For the year ended December 31, 1998, the Company had foregone $35,000 of interest income as a result of non-accrual loans. For the years ended December 31, 1997, the Company had recognized $17,000 of interest income when it was received from non-accrual loans.

     HBC's SBA loans serviced for others are not included in the accompanying balance sheets. The unpaid principal balances of these loans as of December 31, 1999 and 1998 were approximately $8,435,000 and $9,130,000, respectively.

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

                             HERITAGE COMMERCE CORP

     During 1999 HBC sold the credit card portfolio established through its contract with Internet Access Financial Corporation to that corporation. As a result of the sale of the portfolio the Company removed the credit card loans from its portfolio of consumer loans and recognized a gain of $289,000. The Company continues to provide Internet Access Financial Corporation certain administrative services related to the issuance of credit cards on a fee basis.

     HBC and HBEB make loans to executive officers, directors, and their affiliates in the ordinary course of business. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable terms for the Bank. During 1999, advances on loans were approximately $437,000. During 1998, new loans to related parties totaled $188,000. During 1999 and 1998, $530,000 and $1,340,000, respectively, were repaid to the Banks. As of December 31, 1999, and 1998 the Bank had $900,000 and $993,000 in loans outstanding to related parties.

(4) PREMISES AND EQUIPMENT

     Premises and equipment as of December 31 were as follows:

                                                               1999           1998
                                                            -----------    -----------
Furniture and equipment...................................  $ 3,044,000    $ 2,677,000
Leasehold improvements....................................    1,775,000      1,368,000
Software..................................................      669,000        678,000
                                                            -----------    -----------
                                                              5,488,000      4,723,000
Accumulated depreciation and amortization.................   (2,029,000)    (1,485,000)
                                                            -----------    -----------
Premises and equipment, net...............................  $ 3,459,000    $ 3,238,000
                                                            ===========    ===========

     Depreciation expense was $828,000, $639,000, and $388,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

(5) DEPOSITS

     At December 31, 1999, the scheduled maturities of time deposits was as follows:

                            YEAR
                            ----
2000........................................................  $125,683,000
2001........................................................     7,643,000
2002 and after..............................................     1,824,000
                                                              ------------
          Total time deposits...............................  $135,150,000
                                                              ============

     Deposits totaling $18,911,000 at December 31, 1998 representing a portion of HBC's bankruptcy portfolio were held for sale. There were no deposits held of sale at December 31, 1999.

(6) BORROWING ARRANGEMENTS

  Available Lines of Credit

     The Company has federal funds purchase lines and lines of credit of totaling $35,000,000. As of December 31, 1999, the Company borrowed $7,000,000 from FHLB and $2,000,000 from a correspondent bank.

                             HERITAGE COMMERCE CORP

     Information concerning borrowings under the above arrangements is as follows:

                                                        1999        1998        1997
                                                     ----------    -------    --------
Average balance during the year....................  $  458,000    $41,000    $297,000
Average interest rate during the year..............        7.64%      7.32%       5.72%
Maximum month-end balance during the year..........  $9,000,000    $    --          --
Average rate at December 31........................       11.98%        --          --

(7) INCOME TAXES

     The provision for income taxes for the years ended December 31, consisted of the following:

                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Current:
  Federal......................................  $1,703,000    $1,734,000    $  939,000
  State........................................     556,000       607,000       353,000
                                                 ----------    ----------    ----------
Total current..................................   2,259,000     2,341,000     1,292,000
                                                 ----------    ----------    ----------
Deferred:
  Federal......................................    (578,000)     (814,000)     (372,000)
  State........................................    (131,000)     (202,000)      (76,000)
                                                 ----------    ----------    ----------
Total deferred.................................    (709,000)   (1,016,000)     (448,000)
                                                 ----------    ----------    ----------
Provision for income taxes.....................  $1,550,000    $1,325,000    $  844,000
                                                 ==========    ==========    ==========

     The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Statutory federal income tax rate...........................  35.0%   35.0%   35.0%
State income taxes, net of federal tax benefit..............   6.0     7.7     7.5
Change in valuation allowance...............................    --      --    (8.7)
Non-taxable interest income.................................  (4.6)   (5.8)   (2.3)
Officers' life insurance....................................  (2.1)   (2.2)     --
Other.......................................................  (0.5)    3.4     3.5
                                                              ----    ----    ----
Effective tax rate..........................................  33.8%   38.1%   35.0%
                                                              ====    ====    ====

                             HERITAGE COMMERCE CORP

     Net deferred tax asset as of December 31 consists of the following:

                                                                 1999          1998
                                                              ----------    ----------
Deferred tax assets:
  Allowance for loan losses.................................  $2,070,000    $1,541,000
  Excess servicing rights...................................      86,000       114,000
  Deferred rent.............................................      66,000        77,000
  Accrued expenses..........................................     408,000       237,000
  Securities available-for-sale.............................      73,000            --
  Other.....................................................          --        31,000
                                                              ----------    ----------
          Total deferred tax assets.........................   2,703,000     2,000,000
                                                              ----------    ----------
Deferred tax liabilities:
  Securities available-for-sale.............................          --      (448,000)
  Accrual to cash adjustment................................     (96,000)     (164,000)
  Depreciation..............................................     (20,000)      (76,000)
  State income taxes........................................    (208,000)     (163,000)
                                                              ----------    ----------
          Total deferred tax liabilities....................    (324,000)     (851,000)
                                                              ----------    ----------
          Net deferred tax assets...........................  $2,379,000    $1,149,000
                                                              ==========    ==========

     The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

(8) STOCK BASED COMPENSATION

     The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of December 31, 1999, 94,501 shares are available for future grants under the Plan.

                             HERITAGE COMMERCE CORP

     Option activity under the Plan is as follows:

                                                                              WEIGHTED
                                                               NUMBER         AVERAGE
                                                              OF SHARES    EXERCISE PRICE
                                                              ---------    --------------
Options Outstanding at January 1, 1997 (413,223 exercisable
  at a weighted average exercise price of $3.89)............    861,720        $4.01
  Granted (weighted average fair value of $2.95)............    120,928         6.48
  Exercised.................................................    (13,567)        3.87
  Cancelled.................................................    (10,298)        4.37
Option Outstanding at December 31, 1997 (652,924 exercisable
  at a weighted average exercise price of $4.09)............    958,783         4.32
  Granted (weighted average fair value of $4.92)............    425,400        11.54
  Exercised.................................................    (30,060)        4.15
  Cancelled.................................................    (12,009)        5.79
Option Outstanding at December 31, 1998 (902,867 exercisable
  at a weighted average exercise price of $5.25)............  1,342,114         6.60
  Granted (weighted average fair value of $8.20)............    155,800        16.00
  Exercised.................................................    (79,851)        5.10
  Cancelled.................................................    (11,108)       12.70
Option Outstanding at December 31, 1999 (1,078,928
  exercisable at weighted average exercise price of
  $6.27)....................................................  1,406,955        $7.67

     Additional information regarding options outstanding under the Plan as of December 31, 1999 is as follows:

                        OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
-------------------------------------------------------------------   ------------------------------
                                WEIGHTED AVERAGE
                                   REMAINING
   RANGE OF         NUMBER        CONTRACTUAL      WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
EXERCISE PRICES   OUTSTANDING     LIFE (YRS.)       EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------   -----------   ----------------   ----------------   -----------   ----------------
$ 3.85 -  4.85       684,952          4.61              $ 3.89           683,651         $ 3.89
  4.86 -  5.85       140,834          7.12                5.54           123,061           5.56
  5.86 - 10.67       193,922          8.36               10.29            79,810          10.26
 10.68 - 18.01       387,247          9.17               13.82           192,406          13.49
                   ---------          ----              ------         ---------         ------
$ 3.85 - 18.01     1,406,955          6.64              $ 7.67         1,078,928         $ 6.27
                   =========          ====              ======         =========         ======

     As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option arrangements.

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 5.5% for 1999, 4.70% for 1998, and 5.75% for 1997; stock volatility of 39% in 1999, and 30% in 1998 and 1997; and no dividends during the

                             HERITAGE COMMERCE CORP
expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

     If the computed fair values of the 1999, 1998, and 1997 awards had been amortized to expense over the vesting periods of the awards, pro forma net income and earnings per common share would have been as follows:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1999          1998          1997
                                                 ----------    ----------    ----------
Net income
  As reported..................................  $3,026,000    $2,150,000    $1,565,000
  Pro forma....................................  $2,326,000    $1,146,000    $1,000,000
Net income per common share -- basic
  As reported..................................  $     0.51    $     0.41    $     0.32
  Pro forma....................................  $     0.39    $     0.22    $     0.20
Net income per common share -- diluted
  As reported..................................  $     0.45    $     0.37    $     0.30
  Pro forma....................................  $     0.35    $     0.20    $     0.19

(9) LEASES

     The Company leases its premises under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

        YEAR ENDING DECEMBER 31,
        ------------------------
  2000...................................  $  912,000
  2001...................................     905,000
  2002...................................     919,000
  2003...................................     847,000
  2004...................................     793,000
Thereafter...............................   4,493,000
                                           ----------
Total....................................  $8,869,000
                                           ==========

     Rent expense under operating leases was $853,000, $613,000, and $314,000, during the years ended December 31, 1999, 1998, and 1997. Rent expense was reduced by deferred rent concessions on one of the Company's locations of $46,000, $47,000, and $50,000, during the years ended December 31, 1999, 1998, and 1997.

(10) BENEFIT PLANS

     The Company offers a 401(k) savings plan. All salaried employees are eligible to contribute up to 20% of their pre-tax compensation (to a maximum of $10,500 in 1999) to the plan through salary deductions under Section 401(k) of the Internal Revenue Code. The Company does not match employee contributions.

     The Company also sponsors an employee stock ownership plan. The plan allows the Company to purchase shares on the open market and award those shares to certain employees in lieu of paying cash bonuses. To be eligible to receive an award of shares under this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company, or its subsidiaries, on December 31. Awards under this plan generally vest over four years. During 1999, 1998 and 1997, the Company made contribution of $250,000, $200,000 and $98,000 into the plan. The amount contributed into this plan was

                             HERITAGE COMMERCE CORP
recognized as salaries and benefits expense in the Company's financial statements. At December 31, 1999, the ESOP owned approximately 26,000 shares of the Company's stock.

     The Company also has a nonqualified deferred compensation plan for the directors ("Deferral Plan"). Under the Deferral Plan, a participating director may defer up to 100% of his monthly board fees into the Deferral Plan for up to ten years. Amounts deferred earn interest at the rate of 8% per annum. The director may elect a distribution schedule of up to ten years with interest accruing (at the same 8%) on the declining balance. The Company's deferred compensation obligation of $170,000 and $135,000 as of December 31, 1999 and 1998 is included in accrued interest and other payable.

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

     In the event of the director's disability prior to attainment of his benefit eligibility date, the director may request that the Board permit him to receive an immediate disability benefit equal to the annualized value of the director's deferral account.

     During 1999 The Company converted its existing nonqualified key executive and director defined contribution retirement and death benefit plan to a defined benefit plan (Plan). The Plan is unsecured and unfunded and there are no Plan assets. The Company has purchased insurance on the lives of the directors and executive officers in the plan and intends to use the cash values of these policies ($9,273,000 and $5,399,000 at December 31, 1999 and 1998, respectively) to pay the retirement obligations. The accrued pension obligation was $395,000 and $55,000 as of December 31, 1999 and 1998, respectively. As a result of the conversion, the Company recognized an additional $95,000 in expense to increase the level of the accrued liability as a defined benefit plan. During 1999 the Company contributed $340,000 to the Plan and the participants were not required to contribute. The net periodic benefits cost of $262,128 was all related to service cost. The net periodic cost was determined using a discount rate of 7%.

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

                             HERITAGE COMMERCE CORP

     The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 1999 and 1998 were as follows:

                                        1999                             1998
                            ----------------------------    ------------------------------
                              CARRYING       ESTIMATED        CARRYING        ESTIMATED
                              AMOUNTS        FAIR VALUE       AMOUNTS         FAIR VALUE
                            ------------    ------------    ------------    --------------
Assets
  Cash and cash
     equivalents..........  $138,150,000    $138,150,000    $ 46,639,000     $ 46,639,000
  Securities..............    31,264,000      31,044,000      76,793,000       77,490,000
  Loans, net..............   289,094,000     288,526,000     265,561,000      265,513,000
  Cash surrender value of
     life insurance.......     9,273,000       9,273,000       5,399,000        5,399,000
Liabilities
  Demand deposits,
     noninterest
     bearing..............   109,432,000     109,432,000     124,995,000      124,995,000
  Demand deposits,
     interest bearing.....     9,898,000       9,898,000       9,061,000        9,061,000
  Savings and money
     market...............   164,060,000     164,060,000     143,518,000      143,518,000
  Time deposits...........   135,150,000     135,465,000      91,384,000       91,578,000

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

  Cash Surrender Value of Life Insurance

     The carrying amount represents a reasonable estimate of fair value.

  Deposits

     The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, and money market accounts, approximates the amount payable on demand. The carrying amount approximates the fair value of time deposits with a remaining maturity of less than 90 days. The fair value of all other

                             HERITAGE COMMERCE CORP
time deposits is calculated based on discounting the future cash flows using rates currently offered by the Bank for time deposits with similar remaining maturities.

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

     The Banks' exposure to credit loss in the event of non-performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. The Banks' control the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

     Commitments to extend credit as of December 31, were as follows:

                                                              1999            1998
                                                          ------------    ------------
Commitments to extend credit............................  $480,319,000    $114,816,000
Standby letters of credit...............................     2,845,000       4,619,000
                                                          ------------    ------------
                                                          $483,164,000    $119,435,000
                                                          ============    ============

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

                             HERITAGE COMMERCE CORP

(13) REGULATORY MATTERS

     The Company and its subsidiary banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the banks must meet specific capital guidelines that involve quantitative measures of the Company's and the banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the banks' capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 1999, the Company and the banks meets all capital adequacy guidelines to which it is subject.

     The most recent notification from the FDIC for the banks as of December 31, 1999 categorized HBC and HBEB as well capitalized under the regulatory framework for prompt corrective action. As of December 31, 1998, FDIC categorized HBC as adequately capitalized, and HBEB as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the bank's category.

     The Company's actual capital amounts and ratios are also presented in the table.

                                                                          FOR CAPITAL
                                                     ACTUAL           ADEQUACY PURPOSES:
                                               -------------------   ---------------------
                                                 AMOUNT      RATIO     AMOUNT       RATIO
                                               -----------   -----   -----------   -------
As of December 31, 1999
Total Capital................................  $49,176,000   13.2%   $29,706,000   greater than
  (to risk-weighted assets)                                                        or equal to 8.0%
Tier 1 Capital...............................  $44,530,000   12.0%   $14,053,000   greater than
  (to risk-weighted assets)                                                        or equal to 4.0%
Tier 1 Capital...............................  $44,530,000    9.4%   $19,012,000   greater than
  (to average assets)                                                              or equal to 4.0%
As of December 31, 1998
Total Capital................................  $33,675,000   10.4%   $25,880,000   greater than
  (to risk-weighted assets)                                                        or equal to 8.0%
Tier 1 Capital...............................  $29,850,000    9.2%   $12,940,000   greater than
  (to risk-weighted assets)                                                        or equal to 4.0%
Tier 1 Capital...............................  $29,850,000    7.5%   $15,971,000   greater than
                                                                                   or equal to 4.0%
  (to average assets)

                             HERITAGE COMMERCE CORP

     HBC's actual capital amounts and ratios are also presented in the table.

                                                                                    TO BE WELL-CAPITALIZED
                                                     FOR CAPITAL                   UNDER PROMPT CORRECTIVE
                                ACTUAL           ADEQUACY PURPOSES:                   ACTION PROVISIONS:
                          -------------------   ---------------------              ------------------------
                            AMOUNT      RATIO     AMOUNT       RATIO                  AMOUNT        RATIO
                          -----------   -----   -----------   -------              ------------   ---------
As of December 31, 1999
Total Capital...........  $34,010,000   10.5%   $25,558,000   greater than         $31,948,000    greater than
  (to risk-weighted                                           or equal to $8.0%                   or equal to $10.0%
     assets)
Tier 1 Capital..........  $29,611,000    9.3%   $12,779,000   greater than         $19,169,000    greater than
  (to risk-wighted                                            or equal to $4.0%                   or equal to $6.0%
     assets)
Tier 1 Capital..........  $29,611,000    7.3%   $16,187,000   greater than         $20,234,000    greater than
  (to average assets)                                         or equal to $4.0%                   or equal to $5.0%

                                                                                    TO BE ADEQUATELY-
                                                                                    CAPITALIZED UNDER
                                                    FOR CAPITAL                 PROMPT CORRECTIVE ACTION
                               ACTUAL           ADEQUACY PURPOSES:                     PROVISIONS:
                         -------------------   ---------------------            -------------------------
                           AMOUNT      RATIO     AMOUNT       RATIO                AMOUNT         RATIO
                         -----------   -----   -----------   -------            -------------   ---------
As of December 31, 1998
Total Capital..........  $27,697,000    9.3%   $23,837,000   greater than       $23,837,000     greater than
  (to risk-weighted                                          or equal to $8.0%                  or equal to $8.0%
     assets)
Tier 1 Capital.........  $24,172,000    8.1%   $11,919,000   greater than       $11,919,000     greater than
  (to risk-wighted                                           or equal to $4.0%                  or equal to $4.0%
     assets)
Tier 1 Capital.........  $24,172,000    6.2%   $15,561,000   greater than        $15,561,000     greater than
  (to average assets)                                        or equal to $4.0%                   or equal to $4.0%

     HBEB's actual capital amounts and ratios are also presented in the table.

                                                                                    TO BE WELL-CAPITALIZED
                                                                                         UNDER PROMPT
                                                    FOR CAPITAL                        CORRECTIVE ACTION
                                 ACTUAL          ADEQUACY PURPOSES:                       PROVISIONS:
                           ------------------   --------------------                -----------------------
                             AMOUNT     RATIO     AMOUNT      RATIO                   AMOUNT        RATIO
                           ----------   -----   ----------   -------                -----------   ---------
As of December 31, 1999
Total Capital............  $6,212,000   11.8%   $4,212,000   greater than           $5,265,000    greater than
  (to risk-weighted                                          or equal to $8.0%                    or equal to $10.0%
     assets)
Tier 1 Capital...........  $5,608,000   10.7%   $2,106,000   greater than           $3,159,000    greater than
  (to risk-wighted                                           or equal to $4.0%                    or equal to $6.0%
     assets)
Tier 1 Capital...........  $5,608,000    8.1%   $2,770,000   greater than           $3,472,000    greater than
  (to average assets)                                        or equal to $4.0%                    or equal to $5.0%
As of December 31, 1998
Total Capital............  $5,402,000   18.9%   $2,286,000   greater than           $2,858,000    greater than
  (to risk-weighted                                          or equal to $8.0%                    or equal to $10.0%
     assets)
Tier 1 Capital...........  $5,102,000   17.9%   $1,143,000   greater than           $1,715,000    greater than
  (to risk-wighted                                           or equal to $4.0%                    or equal to $6.0%
     assets)
Tier 1 Capital...........  $5,102,000   15.2%   $1,342,000   greater than           $1,678,000    greater than
  (to average assets)                                        or equal to $4.0%                    or equal to $5.0%

     The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. As of December 31, 1999, the Company maintained reserves of $1,152,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

     Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor. The California Banking Law provides that a

                             HERITAGE COMMERCE CORP
state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At December 31, 1999, the amount available for such dividend without prior written approval was approximately $7,410,000 for HBC and zero for HBEB. Similar restrictions apply to the amounts and sum of loans advances and other transfers of funds from the banks to the Company.

(14) PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

     As described in Note 1 to the consolidated financial statements, the merger of Heritage Bank of Commerce with the Company became effective February 17, 1998. The condensed financial statements of Heritage Commerce Corp (parent company only) follow:

                                                                FOR THE YEARS ENDED,
                                                            ----------------------------
                                                            DECEMBER 31,    DECEMBER 31,
                                                                1999            1998
                                                            ------------    ------------
CONDENSED BALANCE SHEETS
Cash and cash equivalents.................................  $11,230,000     $   467,000
Investment in and advancements to subsidiaries............   35,215,000      30,114,000
Other assets..............................................       86,000         116,000
                                                            -----------     -----------
          Total...........................................  $46,531,000     $30,697,000
                                                            ===========     ===========
Liabilities...............................................  $ 2,000,000     $        --
Shareholders' equity......................................   44,531,000      30,697,000
                                                            -----------     -----------
          Total...........................................  $46,531,000     $30,697,000
                                                            ===========     ===========

                                                                 FOR THE YEARS ENDED,
                                                             ----------------------------
                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1999            1998
                                                             ------------    ------------
CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Dividends from Bank subsidiaries...........................   $       --      $  300,000
Interest income............................................      200,000          16,000
Interest expense...........................................      (16,000)             --
Other expenses.............................................      (20,000)       (618,000)
                                                              ----------      ----------
Loss before equity in net income of subsidiary banks.......      164,000        (302,000)
Equity in undistributed net income of subsidiaries.........    2,917,000       2,336,000
Income tax expense (benefit)...............................      (55,000)        116,000
                                                              ----------      ----------
Net Income.................................................    3,026,000       2,150,000
                                                              ----------      ----------
Other comprehensive income.................................     (795,000)        240,000
                                                              ----------      ----------
Comprehensive income.......................................   $2,231,000      $2,390,000
                                                              ==========      ==========

                             HERITAGE COMMERCE CORP

                                                                FOR THE YEARS ENDED,
                                                            ----------------------------
                                                            DECEMBER 31,    DECEMBER 31,
                                                                1999            1998
                                                            ------------    ------------
CONDENSED STATEMENTS OF CASH FLOWS
Cash flows from operating activities:
Net Income................................................  $ 3,026,000     $ 2,150,000
Adjustments to reconcile net income to net cash provided
  (used) by operations:
  Provision for deferred income taxes.....................       55,000              --
  Equity in undistributed income (losses) of
     subsidiaries.........................................   (2,917,000)     (2,336,000)
  Net change in other liabilities.........................      (19,000)       (116,000)
                                                            -----------     -----------
Net cash used by operating activities.....................      145,000        (302,000)
Cash flows from investing activities
  Other (dividends received from Bank subsidiaries).......           --         300,000
  Cash distributed to Bank subsidiaries...................   (2,985,000)             --
                                                            -----------     -----------
Net cash provided by (used in) investing activities.......   (2,985,000)        300,000
Cash flows from financing activities:
  Proceeds from issuance of common stock..................   11,603,000       5,969,000
  Cash distributed to Bank subsidiaries...................           --      (5,500,000)
  Proceeds from other short-term borrowings...............    4,000,000              --
  Repayments of other short-term borrowings...............   (2,000,000)             --
                                                            -----------     -----------
Net cash provided by financing activities.................   13,603,000         469,000
Net increase in cash and cash equivalents.................   10,763,000         467,000
Cash and cash equivalents, beginning of year..............      467,000              --
                                                            -----------     -----------
Cash and cash equivalents, end of year....................  $11,230,000     $   467,000
                                                            ===========     ===========

                                 EXHIBIT INDEX

                                                                        INCORPORATED BY REFERENCE TO
                                                                               REPORT ON FORM
                                                          FILED     ------------------------------------
                                                         HEREWITH   8-A DATED   10-K DATED   EXHIBIT NO.
                                                         --------   ---------   ----------   -----------
  3.1 Heritage Commerce Corp Articles of Incorporation:              3-5-98                      4.1
      [Incorporated herein by reference from Exhibit 4
      to Heritage Commerce Corp's Form 8-A:
      Registration of Securities Pursuant to Section
      12(g) of the Securities Exchange Act of 1933
      dated March 5, 1998 (File No. 000-23877).]
  3.2 Heritage Commerce Corp Bylaws: [Incorporated                   3-5-98                      4.2
      herein by reference from Exhibit 4 to Heritage
      Commerce Corp's Form 8-A: Registration of
      Securities Pursuant to Section 12(g) of the
      Securities Exchange Act of 1933 dated March 5,
      1998 (File No. 000-23877).]
 10.1 Real Property Leases for properties located at                 3-5-98                      1
      150 Almaden Blvd., San Jose and 100 Park Center
      Plaza, San Jose. [This exhibit is incorporated by
      reference to the paper filing of Heritage
      Commerce Corp's Form 8-A filed March 5, 1998
      (File No. 000-23877).]
 10.2 Employment agreement with Mr. Rossell dated June               3-5-98                      1
      8, 1994 [This exhibit is incorporated by
      reference to the paper filing of Heritage
      Commerce Corp's Form 8-A filed March 5, 1998
      (File No. 000-23877).]
 10.3 Employment agreement with Mr. Gionfriddo dated                 3-5-98                      1
      June 8, 1994 [This exhibit is incorporated by
      reference to the paper filing of Heritage
      Commerce Corp's Form 8-A filed March 5, 1998
      (File No. 000-23877).]
 10.4 Amendment No. 2 to Employment Agreement with Mr.                           3-31-98        10.4
      Gionfriddo.
 10.5 Employment agreement with Mr. Conniff dated April                          3-31-98
      30, 1998.
 10.6 Employment agreement with Mr. Nethercott dated                             3-31-98
      April 16, 1998.
 10.7 Employment agreement with Mr. McGovern dated July                          3-31-98
      16, 1998.
 21.1 Subsidiaries of the registrant.                       X
 23   Consent of Deloitte & Touche LLP dated March 28,      X
      2000.
 27.1 Financial data schedule.                              X