Form 10-Q
period 2000-03-31
HERITAGE COMMERCE CORP
filed 2000-05-15
CIK 1053352

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended               March 31, 2000
                                       Or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transitional period from                        to

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

    The Registrant had 7,036,882 shares of Common Stock outstanding on May 15, 2000.

                   HERITAGE COMMERCE CORP AND SUBSIDIARIES
                        QUARTERLY REPORT ON FORM 10-Q

                             Table of Contents

Part I - Financial Information                                  Page

Item 1.  Condensed Consolidated Statements of Financial
         Condition At March 31, 2000 and December 31, 1999        3

         Condensed Consolidated Income Statements
         For the three months ended March 31, 2000 and 1999       4

         Condensed Consolidated Statements of Cash Flows
         For the three months ended March 31, 2000 and 1999       5

         Condensed Consolidated Notes to Financial Statements     6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                      8

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk                                             16

Part II - Other Information

Item 1.   Legal Proceedings                                      17

Item 6.   Exhibits and Reports on Form 8-K                       17

Signatures                                                       17

                    HERITAGE COMMERCE CORP AND SUBSIDIARIES
           Condensed Consolidated Statements of Financial Condition

                                  ASSETS

                                       March 31, 2000       December 31, 1999
                                         (Unaudited)
Cash and due from banks                 $    23,310,000     $     10,049,000
Federal funds sold                           82,050,000          128,100,000
   Total cash and cash equivalents          105,360,000          138,149,000

Securities available-for-sale,
at fair value                                33,892,000           16,356,000
Securities held-to-maturity, at
amortized cost(fair value of
$13,553,000 and $13,614,000,
respectively)                                13,823,000           13,834,000

Loan held for sale, at fair value            25,960,000           22,243,000

Loans, net of deferred fees                 310,005,000          271,855,000
Allowance for probable loan losses           (5,616,000)          (5,003,000)
   Loans, net                               304,389,000          266,852,000

Premises and equipment, net                   3,351,000            3,459,000
Accrued interest receivable
and other assets                              4,816,000            5,211,000
Other investments                            14,014,000           10,560,000

   TOTAL                                $   505,605,000     $    476,664,000

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
   Demand, noninterest bearing          $   140,738,000     $    109,432,000
   Demand, interest bearing                  12,231,000            9,898,000
   Savings and money market                 157,059,000          164,060,000
   Time deposits, under $100,000             46,288,000           47,355,000
   Time deposits, $100,000 and over          92,519,000           87,795,000
  Total deposits                            448,835,000          418,540,000

Mandatorily redeemable cumulative
trust preferred securities of
Subsidiary Grantor Trust                      7,000,000                  ---
Accrued interest payable and other
liabilities                                   4,222,000           13,593,000
     Total liabilities                      460,057,000          432,133,000

Commitments and contingencies
Shareholders' equity:
  Preferred Stock, no par value;
    10,000,000 shares authorized;
    none outstanding                                ---                  ---
  Common Stock, no par value;
    30,000,000 shares authorized;
    Shares issued and outstanding:
    7,034,882 at March 31, 2000 and
    7,031,576 at December 31, 1999           41,036,000           41,021,000
  Accumulated other comprehensive
    loss, net of taxes                         (174,000)            (137,000)
  Retained Earnings                           4,686,000            3,647,000
     Total shareholders' equity              45,548,000           44,531,000

                TOTAL                   $   505,605,000     $    476,664,000

See notes to condensed consolidated financial statements

                   HERITAGE COMMERCE CORP AND SUBSIDIARIES
            Condensed Consolidated Income Statements (Unaudited)

                                              Three months ended March 31,
                                                 2000              1999
Interest income:
   Loans, including fees                    $    8,271,000    $    6,031,000
   Securities,  taxable                            488,000           624,000
   Securities,  non-taxable                        146,000           173,000
   Federal funds sold                              976,000           336,000
Total interest income                            9,881,000         7,164,000

Interest expense:
   Deposits                                      3,413,000         2,160,000
   Other                                            20,000            11,000
Total interest expense                           3,433,000         2,171,000

Net interest income before provision
for probable loan losses                         6,448,000         4,993,000

Provision for probable loan losses                 600,000           643,000

Net interest income after provision
for probable loan losses                         5,848,000         4,350,000

Noninterest income:
   Other investments                               174,000            80,000
   Service charges and other fees                  102,000            69,000
   Gain on sale of loans                            52,000            46,000
   Servicing income                                  7,000               ---
   Gain on sale of securities
   available-for-sale                                  ---           771,000
   Other income                                    148,000           258,000
Total other income                                 483,000         1,224,000

Noninterest expenses:
   Salaries and employee benefits                2,867,000         2,422,000
   Client services                                 369,000           661,000
   Occupancy                                       342,000           232,000
   Loan origination costs                          206,000           116,000
   Furniture and equipment                         203,000           297,000
   Professional fees                               185,000           170,000
   Advertising and promotion                        89,000           149,000
   Stationery & supplies                            65,000            79,000
   Telephone expense                                63,000            50,000
   Other                                           344,000           411,000
Total other expenses                             4,733,000         4,587,000

Net income before income taxes                   1,598,000           987,000

Provision for Income taxes                         560,000           360,000

Net income                                  $    1,038,000      $    627,000

Earnings per share:
   Basic                                    $         0.15      $       0.10
   Diluted                                  $         0.13      $       0.09

See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                            Three Months ended  March  31,
                                                2000                1999
Cash flows from operating activities:
Net income                                 $    1,038,000     $    627,000
Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
Depreciation and amortization                     209,000          203,000
Provision for probable loan losses                600,000          643,000
Gain on sale of securities
  available-for-sale                                  ---         (771,000)
Net amortization of premiums /
  accretion of discounts                           24,000          (34,000)
Proceeds from sales of loans held for sale            ---        2,317,000
Originations of loans held for sale            (3,730,000)        (322,000)
Maturities of loans held for sale                  13,000        2,158,000
Effect of changes in:
  Accrued interest receivable and
    other assets                                  395,000       (4,248,000)
  Accrued interest payable and
    other liabilities                          (9,359,000)         403,000

Net cash provided by (used in)
  operating activities                        (10,810,000)         976,000

Cash flows from investing activities:
Net (increase) decrease in loans              (38,138,000)      21,462,000
Purchases of securities available-for-sale    (17,597,000)     (21,252,000)
Maturities of securities available-for-sale           ---        2,984,000
Proceeds from sales of securities
available-for-sale                                    ---       27,749,000
Proceeds from maturities or calls of
securities held-to-maturity                           ---        1,115,000
Purchases of corporate owned life insurance    (2,524,000)      (3,480,000)
Purchases of other investments                   (930,000)             ---
Purchases of property and equipment              (100,000)         (67,000)

Net cash provided by (used in)
  investing activities                        (59,289,000)      28,511,000

Cash flows from financing activities:
Net increase (decrease) in deposits            30,295,000      (46,912,000)
Proceeds from issuance of mandatorily
redeemable cumulative trust preferred
securities of Subsidiary Grantor Trust          7,000,000              ---
Proceeds from exercise of stock options            15,000           38,000

Net cash provided by (used in)
  financing activities                         37,310,000      (46,874,000)

Net decrease in cash and cash equivalents     (32,789,000)     (17,387,000)

Cash and cash equivalents,
  beginning of period                         138,149,000       46,639,000

Cash and cash equivalents,
  end of period                            $  105,360,000    $  29,252,000


Supplemental disclosures of cash paid
  during the period for:
    Interest                               $    3,149,000    $   2,246,000
    Income taxes                           $      767,000    $     728,000

Supplemental schedule of non-cash
  investing and financing activity:
    Transfer of investment securities
      from HTM to AFS                                 ---    $  11,669,000

See notes to condensed consolidated financial statements

                  HERITAGE COMMERCE CORP AND SUBSIDIARIES
            Notes to Condensed Consolidated Financial Statements
                            March 31, 2000
                              (Unaudited)

1) Basis of Presentation

   The unaudited condensed consolidated financial statements of Heritage Commerce Corp and its wholly owned subsidiaries, Heritage Bank of Commerce, Heritage Bank East Bay, and Heritage Bank South Valley, have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual
Report for the year ended December 31, 1999.

   In the Company's opinion, all adjustments necessary for a fair presentation of these condensed consolidated financial statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

   The results for the three months ended March 31, 2000 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2000.

2) Earnings Per Share

   Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

                                              Three months ended March 31,
                                                 2000           1999
Weighted average common shares
  outstanding - used in computing basic EPS      7,034,615       6,112,611
Dilutive effect of stock options outstanding,
  using the treasury stock method                  668,892         941,027
Shares used in computing diluted
  earnings per share                             7,703,507       7,053,638

3)	Comprehensive Income

   In 1998, the Company adopted SFAS No. 130 Reporting Comprehensive Income, which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period from non-owner sources.

   The following is a summary of the components of other comprehensive income:

                                       For the Three Months Ended March 31,
                                            2000                 1999
Net Income                               $    1,038,000      $    627,000

Other comprehensive income, net of tax:
      Net unrealized holding gain (loss)
        on available-for-sale securities
        during the period                       (24,000)          217,000
Less: reclassification adjustment for
        realized gains on available-for-
        sale securities included in net
        income during the period                    ---          (770,000)

Other comprehensive loss                        (24,000)         (553,000)

Comprehensive income                      $   1,014,000      $     74,000



4) Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust

   Heritage Capital Trust I is a Delaware business trust wholly owned by Heritage Commerce Corp and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures.

   During the first quarter of 2000, Heritage Capital Trust I issued 7,000 Trust Preferred Securities with a liquidation value of $1,000 per security to the Company for gross proceeds of $7,000,000. The entire proceeds of the issuance were invested by Heritage Capital Trust I in $7,000,000 aggregate principal amount of 10 7/8% subordinated debentures due 2030 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of Heritage Capital Trust I. The Subordinated Debentures mature on March 8, 2030, bear interest at the rate of 10 7/8%, payable semi-annually, and are redeemable by the Company at a premium beginning on or after March 8, 2010 based on a percentage of the principal amount of the Subordinated Debentures as stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after March 8, 2020. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on March 8, 2030.

   Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 10 7/8 % of the liquidation amount of $1,000 per security. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the Subordinated Debentures were issued and the Company's obligations under the Trust
Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

   The Subordinated Debentures and related trust investment in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities reflected as outstanding in the accompanying condensed consolidated financial statements. Under applicable regulatory guidelines all of the Trust Preferred Securities will qualify as Tier I capital.

5) Reclassifications

   Certain amounts in the December 31, 1999 and March 31, 1999 financial statements have been reclassified to conform to the March 31, 2000 financial statement presentation.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

OVERVIEW

   Net income for the three months ended March 31, 2000 was $1,038,000, up 66% or $411,000 from $627,000 for the first quarter of 1999. Earnings per diluted share for the first quarter of 2000 were $0.13, up 44% or $0.04 from $0.09 per diluted share for the prior year period.

   The Directors of Heritage Commerce Corp, at their Board Meeting on January 20, 2000, declared a 10% stock dividend payable to Heritage Commerce Corp shareholders of record as of February 7, 2000. The payable date of the dividend was February 21, 2000. All per share data in this report has been adjusted to reflect this dividend.

   For the first quarter of 2000 as compared with the same period of the previous year, net interest income grew by $1,455,000, or 29% primarily due to increased levels of earning assets over interest bearing liabilities; noninterest income decreased $741,000, primarily due to gains on sale of securities in the first quarter of 1999 of $771,000; and noninterest expense increased $146,000, or 3%. The Company's net interest margin was 5.99% for the quarter ended March 31, 2000, compared with 6.06% for the quarter ended March 31, 1999.

   Total assets as of March 31, 2000 were $505,605,000, an increase of $147,237,000, or 41%, from March 31, 1999, and an increase of $28,941,000, or
6%, from total assets of $476,664,000 at December 31, 1999. Total deposits as of March 31, 2000 were $448,835,000, an increase of $126,789,000, or 39%, from March 31, 1999, and an increase of $30,295,000, or 7%, from total deposits of $418,540,000 at December 31, 1999.

   Total portfolio loans as of March 31, 2000 were $310,005,000, an increase of $78,731,000, or 34%, compared to March 31, 1999. Total portfolio loans as of December 31, 1999 were $271,855,000. The Company's allowance for loan losses was $5,616,000, or 1.81%, of total loans as of March 31, 2000. This compares with an allowance for loan losses of $4,277,000, or 1.85%, and $5,003,000, or 1.84% of total loans at March 31, 1999 and December 31, 1999, respectively. The Company's non-performing assets were $1,333,000 as of March 31, 2000. Non-performing assets were $2,269,000 as of March 31, 1999 and $1,396,000 as of December 31, 1999.

   The Company's shareholders' equity at March 31, 2000 increased to $45,548,000 from $30,929,000 as of March 31, 1999, as a result of the proceeds from the sale of stock in 1999 and retention of earnings. Book value per share totaled $6.47 as of March 31, 2000, compared to $5.06 as of March 31, 1999. The Company's leverage capital ratio was at 11.3% at March 31, 2000. This compared with a leverage ratio of 8.3% at March 31, 1999.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

   The following table presents the Company's average balance sheet, net interest income and the resultant yields for the periods presented:


                                       For the Three Months Ended  March 31, 2000   For the Three Months Ended  March 31, 1999
                                                         Interest       Average                      Interest        Average
                                          Average        Income/         Yield/       Average        Income/          Yield/
(Dollars in thousands)                    Balance        Expense          Rate        Balance        Expense           Rate
Assets:
Loans, gross                             $    317,420    $      8,271     10.48%     $    248,042    $      6,031       9.86%
Investments securities                         45,472             634      5.61%           56,957             797       5.67%
Federal funds sold                             70,282             976      5.59%           28,984             336       4.70%
   Total interest earning assets              433,174    $      9,881      9.17%          333,983    $      7,164       8.70%

Cash and due from banks                        18,906                                      17,040
Premises and equipment, net                     3,350                                       3,233
Other assets                                   10,326                                      13,362
   Total assets                           $   465,756                                $    367,618

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing                  $    11,922    $         38      1.30%     $      9,464    $         34       1.46%
Savings and money market                      142,402           1,425      4.02%          131,273             987       3.05%
Time deposits, under $100,000                  47,287             641      5.45%           32,591             426       5.30%
Time deposits, $100,000 and over               85,319           1,153      5.43%           52,678             630       4.85%
Brokered deposits                              10,403             157      6.05%            6,167              83       5.46%
Other borrowings                                1,818              19      4.36%              911              11       4.91%
   Total interest bearing liabilities         299,151    $      3,433      4.62%          233,084    $      2,171       3.78%

Demand deposits                               117,590                                      96,908
Other liabilities                               3,790                                       6,583
   Total liabilities                          420,531                                     336,575

Shareholders' equity                           45,225                                      31,043
   Total liabilities and
     shareholders' equity                 $   465,756                                 $   367,618

Net interest income / margin                             $       6,448     5.99%                     $      4,993       6.06%


Note:	Yields and amounts earned on loans include loan fees of $707,000 and
      $455,000 for the three month periods ended March 31, 2000 and 1999, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment.

   The Company's net interest income for the first quarter of 2000 was $6,448,000, an increase of $1,455,000 or 29% over the first quarter of 1999. When compared to the first quarter of 1999, average earning assets increased by $99,191,000 or 29%. The net yield on average earning assets was 5.99% in the first quarter of 2000, compared to 6.06% in the first quarter of 1999.

   The following table sets forth an analysis of the changes in interest income resulting from increases in the volume of interest earning liabilities and increases in the average rates earned and paid. The total change is shown in the column designated "Net Change" and is allocated in the columns to the left, to the portions respectively attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated to the change in volume.


                                              Three Months Ended March 31,
                                                     2000 vs. 1999
                                       Increase (Decrease) Due to Change In:
                                           Average       Average        Net
(Dollars in thousands)                     Volume         Rate         Change
Interest earning assets
   Loans, gross                         $    1,790     $    450     $   2,240
   Investments securities                     (162)          (1)         (163)
   Federal funds sold                          572           68           640
Total interest earning assets           $    2,200     $    517     $   2,717

Interest bearing liabilities
   Demand, interest bearing             $        8     $     (4)    $       4
   Money Market and Savings                    108          330           438
   Time deposits, under $100,000               198           17           215
   Time deposits, $100,000 and over            439           84           523
   Brokered Deposits                            63           11            74
   Other borrowings                             10           (2)            8
Total interest bearing liabilities      $      826     $    436     $   1,262
Net interest income                     $    1,374     $     81     $   1,455


Provision for Loan Losses

   During the first quarter of 2000, the provision for loan losses was $600,000, down $43,000 from $643,000 for the first quarter of 1999. The decrease was primarily a result of the Company not having an additional provision related to the Nextcard portfolio which was sold during 1999.

Noninterest Income

   The following table sets forth the various components of the Company's noninterest income for the periods indicated:


                                                           Increase (decrease)
                            Three months ended March 31,     2000 versus 1999
(Dollars in thousands)              2000       1999         Amount    Percent
Other investment income         $    174    $     80      $     94      118%
Service charges and other fees       102          69            33       48%
Gain on sale of loans                 52          46             6       13%
Servicing income                       7         ---             7       ---
Gain on sale of securities
  available-for-sale                 ---         771          (771)    (100%)
Other income                         148         258          (110)     (43%)
Total                           $    483    $  1,224      $   (741)     (61%)


   Noninterest income for the first quarter ended March 31, 2000 was $483,000, down $741,000, or 61%, from $1,224,000 for the first quarter ended March 31, 1999. This decrease was the result of a $771,000 gain on sale of securities available-for-sale recognized in the first quarter of 1999. There were no securities sold in the first quarter of 2000.

Noninterest Expense

   The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:


                                      For The Three Months Ended March 31,
                                                                      Percent
                                                           Increase  Increase
(Dollars in thousands)                 2000       1999    (Decrease)(Decrease)
Salaries and benefits               $   2,867  $   2,422  $    445      18%
Client services                           369        661      (292)    (44%)
Occupancy                                 342        232       110      47%
Loan origination costs                    206        116        90      78%
Furniture and equipment                   203        297       (94)    (32%)
Professional fees                         185        170        15       9%
Advertising and promotion                  89        149       (60)    (40%)
Stationery & supplies                      65         79       (14)    (18%)
Telephone expense                          63         50        13      26%
All other                                 344        411       (67)    (17%)
Total                               $   4,733  $   4,587   $   146       3%


   Noninterest expenses for the first quarter of 2000 were $4,733,000, up $146,000, or 3%, from $4,587,000 for the first quarter of 1999. The overall increase in noninterest expenses reflects the growth in infrasturcture to support the Company's loan and deposit growth and the opening of Heritage Bank South Valley.

   Noninterest expenses consist primarily of salaries and employee benefits (61% and 53% of total noninterest expenses for the first quarter of 2000 and 1999, respectively), client services (8% and 14% of total noninterest expenses for the first quarter of 2000 and 1999, respectively), and occupancy (7% and 5% of total noninterest expenses for the first quarter of 2000 and 1999, respectively). The increase in salaries and benefits expenses was primarily attributable to both an increase in salaries and an increase in the number of employees. The Company employed 147 people at March 31, 2000, up 5 from 142 employees at March 31, 1999. Client services expenses are related to certain deposits at the Company and include courier and armored car costs, imprinted check costs, and other client services costs, all of which are directly related to the level of deposits in these accounts. The expense decreased from the prior year due to lower balances in these specific accounts in the first quarter of 2000. The increase in occupancy expense was primarily attributable to the opening of Heritage Bank South Valley.


Income Taxes

   The provision for income taxes for the three months ended March 31, 2000 was $560,000 as compared to $360,000 for the first quarter of 1999. The difference in the effective tax rate compared to the statutory tax rate and the reduction in the effective tax rate is primarily the result of the Company holding certain life insurance contracts and the Company's level of investments in municipal securities.


FINANCIAL CONDITION

   Total assets increased 41% to $505,605,000 at March 31, 2000, compared to $358,368,000 at March 31, 1999. The growth was primarily due to increases in the Company's cash and cash equivalents (primarily in Federal funds sold) and loan portfolio funded by growth in deposits offset by decreases in investment securities.

Securities Portfolio

   The following table summarizes the composition of the Company's investment securities and the weighted average yields at March 31, 2000:


                                                                 March 31, 2000
                                                                      Maturity
                                                 After One Year and  After Five Years and
                               Within One Year    Within Five Years    Within Ten Years    After Ten Years   Total Amortized Cost
(Dollars in thousands)         Amount    Yield     Amount    Yield     Amount    Yield     Amount    Yield     Amount     Yield
Securities available-for-sale:
   Agencies                   $   ---      ---   $  6,746    6.83%   $    ---      ---    $   ---      ---   $  6,746     6.83%
   U.S. Treasury                6,033    4.92%     14,948    6.11%        ---      ---        ---      ---     20,981     5.77%
   Municipals -  taxable          380    6.51%        ---      ---        ---      ---        ---      ---        380     6.51%
   Municipals -  nontaxable       ---      ---        ---      ---      4,509    4.76%      1,525    5.02%      6,034     4.83%
Total available-for-sale      $ 6,413    5.01%   $ 21,694    6.33%   $  4,509    4.76%    $ 1,525    5.02%   $ 34,141     5.82%

Securities held-to-maturity:
   Municipals -  taxable      $ 1,880    6.34%   $  4,013    6.54%   $    514    6.45%    $   ---      ---   $  6,407     6.47%
   Municipals -  nontaxable       ---      ---   $    604    4.90%      6,202    4.50%        610    4.62%      7,416     4.54%
Total held-to-maturity        $ 1,880    6.34%   $  4,617    6.33%   $  6,716    4.65%    $   610    4.62%   $ 13,823     5.43%
Total securities              $ 8,293    5.31%   $ 26,311    6.33%   $ 11,225    4.69%    $ 2,135    4.91%   $ 47,964     5.71%

Note: Yield on non-taxable municipal securities are not presented in a fully tax equivalent basis.


Loans

   Total gross loans increased 14% to $310,174,000 at March 31, 2000, as compared to $271,931,000 at December 31, 1999. The increase in loan balances was due to the business development efforts of the Company's loan teams.

   The following table indicates the Company's loan portfolio for the periods indicated:


(Dollars in thousands)               March 31, 2000   % of Total   December 31, 1999  % of Total
Commercial                           $     124,717         40%      $    117,918         43%
Real estate - mortgage                      95,490         31%            83,698         31%
Real estate - land and construction         87,868         28%            68,152         25%
Consumer                                     2,099          1%             2,163          1%
     Total loans                           310,174        100%           271,931        100%
Deferred loan fees                            (169)                          (76)
Allowance for loan losses                   (5,616)                       (5,003)
Loans, net                            $    304,389                  $    266,852


   The change in the Company's loan portfolio is primarily due to the increase in the commercial and real estate mortgage, land and construction loan portfolio.

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

   The following table sets forth the maturity distribution of the Company's loans at March 31, 2000:


                                            Over One Year    Over
                                Due in One  But Less Than    Five
(Dollars in thousands)         Year or Less  Five Years      Years     Total
Commercial                      $  116,485    $    7,618  $    445  $  124,548
Real estate - mortgage              40,297        39,765    15,428      95,490
Real estate - land and
              construction          87,768           100       ---      87,868
Consumer                             1,190           902         7       2,099
Total loans                     $  245,740    $   48,385  $ 15,880  $  310,005

Loans with variable
  interest rates                $  236,413    $   18,814  $    416  $  255,643
Loans with fixed
  interest rates                     9,327        29,571    15,464      54,362
Total loans                     $  245,740    $   48,385  $ 15,880  $  310,005

Note:  Total shown is net of deferred loan fees of  $169,000 at March 31, 2000.



   The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At March 31, 2000, approximately 82% of the Company's loan portfolio consisted of floating interest rate loans.


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

   The following table summarizes the Companys' loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:


                                                                   Year ended
                                    Three months ended March 31,  December 31,
(Dollars in thousands)                    2000         1999           1999
Balance, beginning of period/year     $   5,003     $   3,825     $   3,825
Net (charge offs) recoveries                 13          (191)         (733)
Provision for probable loan losses          600           643         1,911
Balance, end of period / year         $   5,616     $   4,277     $   5,003

Ratios:
   Net charge-offs to average
      loans outstanding                   0.01%         0.08%         0.30%
   Allowance for loan losses
      to average loans                    2.28%         1.82%         2.04%
   Allowance for loan losses
      to total loans                      1.81%         1.85%         1.84%
   Allowance for loan losses
      to non-performing loans              421%          188%          358%


   The decrease in charge-offs is due to the sale of the consumer credit card portfolio.

   The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:


                                         March 31, 2000       March 31, 1999      December 31, 1999
                                                Percent of           Percent of            Percent of
                                                ALL in each          ALL in each           ALL in each
                                                category to          category to           category to
(Dollars in thousands)                 Amount   total loans  Amount  total loans   Amount  total loans
Commercial                            $  2,802     2.25%    $  1,829    2.05%    $  2,635     2.23%
Real estate - mortgage                     402     0.42%         231    0.40%         356     0.43%
Real estate - land and construction      1,227     1.40%         917    1.72%       1,076     1.58%
Consumer                                    35     1.67%       1,013    3.31%          32     1.48%
Unallocated                              1,150       ---         287      ---         904       ---
Total                                 $  5,616     1.81%    $  4,277    1.85%    $  5,003     1.84%


   The increase in the allowance for loan losses reflects the growth in the Company's commercial and real estate loan portfolio.


Deposits

   Deposits totaled $448,835,000 at March 31, 2000, an increase of 7%, as compared to total deposits of $418,540,000 at December 31, 1999. The increase in deposits was primarily due to increases in noninterest bearing deposits. Noninterest bearing deposits were $140,738,000 at March 31, 2000, compared to $109,432,000 at December 31, 1999. Interest bearing deposits were $308,097,000 at March 31, 2000, as compared to $309,108,000 at December 31, 1999.

   The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:


                                      Three months ended       Year ended
                                        March 31, 2000      December 31, 1999
                                        Average    Average   Average   Average
(Dollars in thousands)                  Balance   Rate Paid  Balance  Rate Paid
Demand, noninterest bearing           $  117,590      ---  $  106,397      ---
Demand, interest bearing                  11,922    1.30%       9,476    1.40%
Saving and money market                  142,402    4.02%     133,890    3.41%
Time deposits, under $100,000             47,287    5.45%      38,295    5.34%
Time deposits, $100,000 and over          85,319    5.43%      64,696    4.88%
Brokered deposits                         10,403    6.05%       8,812    5.88%
     Total average deposits           $  414,923    3.29%  $  361,566    2.88%


Deposit Concentration and Deposit Volatility

   The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of March 31, 2000.


(Dollars in thousands)                            Balance      % of Total
Three months or less                            $    42,147         46%
Over three months through twelve months              48,450         52%
Over twelve months                                    1,922          2%
       Total                                    $    92,519        100%


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

   The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2000, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:


                                                    Due in
                                       Within      Three to   Due After
                                       Three        Twelve   One to Five  Due After  Not Rate-
(Dollars in thousands)                 Months       Months      Years     Five Years Sensitive    Total
Interest earning assets:
   Federal funds sold                 $   82,050  $     ---  $     ---   $     ---  $     ---  $    82,050
   Securities                              2,000      6,236     26,205      13,274        ---       47,715
   Total loans                           255,196     16,504     48,385      15,880        ---      335,965
Total interest earning assets            339,246     22,740     74,590      29,154        ---      465,730
Cash and due from banks                      ---        ---        ---         ---     23,310       23,310
Other assets                                 ---        ---        ---         ---     16,565       16,565
      Total assets                    $  339,246  $  22,740  $  74,590   $  29,154  $  39,875  $   505,605

Interest bearing liabilities:
   Demand, interest bearing           $   12,231  $     ---  $     ---   $     ---  $     ---  $    12,231
   Savings and money market              157,059        ---        ---         ---        ---      157,059
   Time deposits                          62,945     70,745      5,017         100        ---      138,807
Total interest bearing liabilities       232,235     70,745      5,017         100        ---      308,097
Noninterest demand deposits               49,383        ---        ---         ---     91,355      140,738
Other liabilities                            ---        ---        ---         ---     11,222       11,222
Shareholders' equity                         ---        ---        ---         ---     45,548       45,548
Total liabilities and
   shareholders' equity               $  281,618     70,745      5,017         100  $ 148,125  $   505,605
Interest rate sensitivity GAP         $   57,628  $ (48,005) $  69,573   $  29,054  $(108,250)         ---
Cumulative interest rate
   sensitivity GAP                    $   57,628  $   9,623  $  79,196   $ 108,250        ---          ---
Cumulative interest rate
   sensitivity GAP ratio                  11.40%      1.90%     15.66%      21.41%        ---          ---


   The foregoing table demonstrates that the Company had a positive cumulative one year gap of $9.6 million, or 1.90% of total assets, at March 31, 2000. In theory, this would indicate that $9.6 million more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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


Liquidity and Liability Management

   To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At March 31, 2000, the Company's primary liquidity ratio was 28.26%, comprised of $27.9 million in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $9.0 million of securities that were pledged to secure public and certain other deposits as required by law and contract;

Federal funds sold of $82.1 million, and $23.3 million in cash and due from banks, as a percentage of total unsecured deposits of $439.9 million.


Capital Resources

   The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:


                                           March 31,       December 31,
(Dollars in thousands)                  2000      1999         1999
Capital components:
   Tier 1 Capital                   $   52,594  $   30,535  $   44,530
   Tier 2 Capital                        5,173       3,713       4,646
     Total risk-based capital       $   57,767  $   34,248  $   49,176

Risk-weighted assets                $  413,410  $  296,388  $  371,322
Average assets                      $  465,879  $  366,918  $  475,295

                                                                             Minimum
                                                                            Regulatory
                                                                           Requirements
Capital ratios:
   Total risk-based capital              14.0%       11.6%       13.2%         8.0%
   Tier 1 risk-based capital             12.7%       10.3%       12.0%         4.0%
   Leverage ratio (1)                    11.3%        8.3%        9.4%         4.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).



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

   The Company has not experienced any material disruptions of the internal computer systems or software applications due to the start of the Year 2000 nor have they experienced any problems with the computer systems or software applications of their third parties to determine the impact, if any, on the business of the Company and the actions the Company must take, if any, in the event of non-compliance by any of these third parties. Based upon the Company's assessment of compliance by third parties, there does not appear to be any material business risk posed by any such non-compliance.

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

   On January 26, 2000 the Company filed its earnings press release for the fourth quarter ended December 31, 1999 with the SEC on Form 8-K.

   On April 13, 2000, the Company filed its earnings press release for the first quarter ended March 31, 2000 with the SEC on Form 8-K.

   On May 11, 2000, the Company filed its press release for Heritage Commerce Corp's announcement to merge with Western Holdings Bancorp, holding company for Bank of Los Altos.


SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Heritage Commerce Corp
                                              (Registrant)

May 15, 2000                                /s/ John E. Rossell
    Date                        John E. Rossell, III,  President and CEO

May 15, 2000                               /s/ Lawrence D. McGovern
    Date                       Lawrence D. McGovern, Chief Financial Officer