Form 10-Q
period 2000-06-30
HERITAGE COMMERCE CORP
filed 2000-08-14
CIK 1053352

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                         Commission File No. 000-23877

                             HERITAGE COMMERCE CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              California                             77-0469558
   -------------------------------                -----------------
   (State or other jurisdiction of                (I.R.S. Employer
    incorporation or organization)               Identification No.)

150 Almaden Blvd., San Jose, California                 95113
---------------------------------------               ----------
(Address of principal executive offices)              (Zip Code)

                                 (408) 947-6900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

The Registrant had 7,305,081 shares of Common Stock outstanding on August 14, 2000.

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q


                                Table of Contents
--------------------------------------------------------------------------------

Part I - Financial Information                                               Page
                                                                             ----
Item 1.  Condensed Consolidated Statements of Financial Condition              3

         Condensed Consolidated Income Statements                              4

         Condensed Consolidated Statements of Cash Flows                       5

         Condensed Consolidated Notes to Financial Statements                  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19


Part II - Other Information

Item 1.  Legal Proceedings                                                    19

Item 4.  Submissions of Matters to a Vote of Security Holders                 19

Item 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    20

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                        June 30, 2000     December 31, 1999
                                                                        -------------     -----------------
                                                                         (Unaudited)
Cash and due from banks                                                 $  30,680,000       $  10,049,000
Federal funds sold                                                         85,600,000         128,100,000
                                                                        -------------       -------------
                    Total cash and cash equivalents                       116,280,000         138,149,000

Securities available-for-sale, at fair value                               33,087,000          16,356,000
Securities held-to-maturity, at amortized cost
   (fair value of $12,579,000 and $13,614,000, respectively)               12,812,000          13,834,000

Loans held for sale, lower of cost or market                               27,620,000          22,243,000

Loans, net of deferred fees                                               371,373,000         271,855,000
Allowance for probable loan losses                                         (6,000,000)         (5,003,000)
                                                                        -------------       -------------
                    Loans, net                                            365,373,000         266,852,000

Premises and equipment, net                                                 3,420,000           3,459,000
Accrued interest receivable and other assets                                9,230,000           5,211,000
Other investments                                                          13,145,000          10,560,000
                                                                        -------------       -------------
                    TOTAL                                               $ 580,967,000       $ 476,664,000
                                                                        =============       =============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits
     Demand, noninterest bearing                                        $ 157,177,000       $ 109,432,000
     Demand, interest bearing                                              12,461,000           9,898,000
     Savings and money market                                             154,291,000         164,060,000
     Time deposits, under $100,000                                         58,781,000          47,355,000
     Time deposits, $100,000 and over                                     135,765,000          87,795,000
                                                                        -------------       -------------
  Total deposits                                                          518,475,000         418,540,000

  Accrued interest payable and other liabilities                            8,449,000          13,593,000
  Mandatorily redeemable cumulative trust preferred securities of
     Subsidiary Grantor Trust                                               7,000,000                  --
                                                                        -------------       -------------
                    Total liabilities                                     533,924,000         432,133,000
                                                                        -------------       -------------

Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
     none outstanding                                                              --                  --

   Common Stock, no par value;  30,000,000 shares authorized;
     Shares issued and outstanding: 7,179,351 at June 30, 2000 and
     7,031,576 at December 31, 1999                                        41,570,000          41,021,000
   Additional paid in capital                                                 146,000                  --
   Accumulated other comprehensive loss, net of taxes                        (167,000)           (137,000)
   Retained Earnings                                                        5,494,000           3,647,000
                                                                        -------------       -------------
                    Total shareholders' equity                             47,043,000          44,531,000
                                                                        -------------       -------------
                    TOTAL                                               $ 580,967,000       $ 476,664,000
                                                                        =============       =============


            See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                          Three months ended June 30,         Six months ended June 30,
                                                          ----------------------------      ----------------------------
                                                             2000             1999             2000             1999
                                                          -----------      -----------      -----------      -----------
Interest income:
   Loans, including fees                                  $10,119,000      $ 6,218,000      $18,390,000      $12,249,000
   Securities,  taxable                                       588,000          450,000        1,076,000        1,075,000
   Securities,  non-taxable                                   157,000          146,000          303,000          319,000
   Federal funds sold                                         811,000          311,000        1,787,000          647,000
                                                          -----------      -----------      -----------      -----------
Total interest income                                      11,675,000        7,125,000       21,556,000       14,290,000
                                                          -----------      -----------      -----------      -----------
Interest expense:
   Deposits                                                 4,166,000        2,211,000        7,580,000        4,371,000
   Other                                                      196,000               --          215,000           11,000
                                                          -----------      -----------      -----------      -----------
Total interest expense                                      4,362,000        2,211,000        7,795,000        4,382,000
                                                          -----------      -----------      -----------      -----------
Net interest income before provision for loan losses        7,313,000        4,914,000       13,761,000        9,908,000

Provision for loan losses                                     384,000          484,000          984,000        1,127,000
                                                          -----------      -----------      -----------      -----------
Net interest income after provision for loan losses         6,929,000        4,430,000       12,777,000        8,781,000
                                                          -----------      -----------      -----------      -----------
Noninterest income:
    Other investments                                         107,000           49,000          281,000          128,000
    Service charges and other fees                            107,000           73,000          209,000          142,000
    Gain on sale of loans held-for-sale                            --           84,000               --          250,000
    Gain on sale of securities available-for-sale                  --          233,000               --        1,004,000
    Other income                                              177,000          248,000          385,000          387,000
                                                          -----------      -----------      -----------      -----------
Total noninterest income                                      391,000          687,000          875,000        1,911,000
                                                          -----------      -----------      -----------      -----------
Noninterest expenses:
   Salaries and employee benefits                           3,810,000        2,542,000        6,677,000        4,963,000
   Client services                                            269,000          135,000          638,000          797,000
   Occupancy                                                  312,000          261,000          654,000          493,000
   Loan origination costs                                     243,000          140,000          448,000          257,000
   Furniture and equipment                                    253,000          283,000          456,000          580,000
   Professional fees                                          468,000           75,000          653,000          245,000
   Advertising and promotion                                  147,000          227,000          236,000          376,000
   Stationery & supplies                                       66,000           56,000          131,000          135,000
   Telephone expense                                           61,000           54,000          124,000          104,000
   Other                                                      402,000          390,000          748,000          801,000
                                                          -----------      -----------      -----------      -----------
Total noninterest expenses                                  6,031,000        4,163,000       10,765,000        8,751,000
                                                          -----------      -----------      -----------      -----------
Net income before provision for income taxes                1,289,000          954,000        2,887,000        1,941,000

Provision for income taxes                                    480,000          280,000        1,040,000          640,000
                                                          -----------      -----------      -----------      -----------
Net income                                                $   809,000      $   674,000      $ 1,847,000      $ 1,301,000
                                                          ===========      ===========      ===========      ===========
Earnings per share:

     Basic                                                $      0.11      $      0.11      $      0.26      $      0.21
                                                          ===========      ===========      ===========      ===========
     Diluted                                              $      0.11      $      0.10      $      0.24      $      0.18
                                                          ===========      ===========      ===========      ===========


            See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Six months ended June 30,
                                                                           ---------------------------------
                                                                               2000                1999
                                                                           -------------       -------------
Cash flows from operating activities:
Net income                                                                 $   1,847,000       $   1,301,000
Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
Depreciation and amortization                                                    428,000             414,000
Provision for loan losses                                                        984,000           1,127,000
Gain on sale of securities available-for-sale                                         --          (1,004,000)
Net amortization of premiums / accretion of discounts                              4,000            (234,000)
Proceeds from sales of loans held for sale                                            --           4,317,000
Originations of loans held for sale                                           (5,505,000)         (2,709,000)
Maturities of loans held for sale                                                128,000           4,137,000
Effect of changes in:
    Accrued interest receivable and other assets                              (4,019,000)         (5,502,000)
    Accrued interest payable and other liabilities                            (5,136,000)          2,367,000
                                                                           -------------       -------------
Net cash provided by (used in) operating activities                          (11,269,000)          4,214,000

Cash flows from investing activities:
Net (increase) decrease in loans                                             (99,506,000)          6,015,000
Purchases of securities available-for-sale                                   (27,687,000)        (26,334,000)
Maturities of securities available-for-sale                                   10,938,000           7,005,000
Proceeds from sales of securities available-for-sale                                  --          49,512,000
Proceeds from maturities or calls of securities held-to-maturity                 999,000           1,115,000
Purchases of corporate owned life insurance                                   (1,655,000)         (3,528,000)
Purchases of other investments                                                  (930,000)                 --
Purchases of property and equipment                                             (389,000)           (278,000)
                                                                           -------------       -------------
Net cash provided by (used in) investing activities                         (118,230,000)         33,507,000

Cash flows from financing activities:
Net increase (decrease) in deposits                                           99,935,000          (4,366,000)
Proceeds from issuance of mandatorily redeemable cumulative trust
  preferred securities of Subsidiary Grantor Trust                             7,000,000                  --
Proceeds from exercise of stock options                                          549,000             224,000
Additional paid in capital                                                       146,000                  --
                                                                           -------------       -------------
Net cash provided by (used in) financing activities                          107,630,000          (4,142,000)
                                                                           -------------       -------------
Net increase (decrease) in cash and cash equivalents                         (21,869,000)         33,579,000

Cash and cash equivalents, beginning of period                               138,149,000          46,639,000
                                                                           -------------       -------------
Cash and cash equivalents, end of period                                   $ 116,280,000       $  80,218,000
                                                                           =============       =============

Supplemental disclosures of cash paid during the period for:
   Interest                                                                $   7,187,000       $   4,786,000
   Income taxes                                                            $   2,727,000       $   1,710,000
Supplemental schedule of non-cash investing and financing activity:
   Transfer of investment securities from HTM to AFS                                  --       $  11,669,000


            See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

1)      BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements of Heritage Commerce Corp and its wholly owned subsidiaries, Heritage Bank of Commerce, Heritage Bank East Bay, and Heritage Bank South Valley, have been prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for annual financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1999.

        In the Company's opinion, all adjustments necessary for a fair presentation of these condensed consolidated financial statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

        The results for the three and six months ended June 30, 2000 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2000.

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

                                                      Three months ended             Six months ended
                                                           June 30,                      June 30,
                                                   ------------------------      ------------------------
                                                     2000           1999           2000           1999
                                                   ---------      ---------      ---------      ---------
Weighted average common shares
  outstanding - used in computing basic EPS        7,088,480      6,140,539      7,061,548      6,126,574
Dilutive effect of stock options outstanding,
  using the treasury stock method                    413,340        859,981        509,381        899,519
                                                   ---------      ---------      ---------      ---------
Shares used in computing diluted earnings
  per share                                        7,501,820      7,000,520      7,570,929      7,026,093
                                                   =========      =========      =========      =========

3)      COMPREHENSIVE INCOME

        Comprehensive income includes net income and other comprehensive income which represents the change in its net assets during the period from non-owner sources.

        The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available-for-sale. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:


                                                Three months ended                    Six months ended
                                            -----------------------------       -----------------------------
                                             June 30,          June 30,          June 30,          June 30,
                                               2000              1999              2000              1999
                                            -----------       -----------       -----------       -----------
Net Income                                  $   809,000       $   674,000       $ 1,847,000       $ 1,301,000
Other comprehensive income (loss), net
     of tax:
     Net unrealized gain (loss) on
     securities available-for-sale
     during the period                            7,000           (84,000)          (30,000)          254,000
   Less: reclassification adjustment
         for realized gains on
         available-for-sale securities
         included in net income during
         the period                                  --          (233,000)               --        (1,004,000)
                                            -----------       -----------       -----------       -----------
Other comprehensive income (loss)                 7,000          (317,000)          (30,000)         (750,000)
                                            -----------       -----------       -----------       -----------
Comprehensive income                        $   816,000       $   357,000       $ 1,817,000       $   551,000
                                            ===========       ===========       ===========       ===========


4) MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

        Heritage Capital Trust I is a Delaware business trust wholly owned by Heritage Commerce Corp and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust holding solely junior subordinated debentures.

        During the first quarter of 2000, Heritage Capital Trust I issued 7,000 Trust Preferred Securities with a liquidation value of $1,000 per security to the Company for gross proceeds of $7,000,000. The entire proceeds of the issuance were invested by Heritage Capital Trust I in $7,000,000 aggregate principal amount of 10 7/8% subordinated debentures due 2030 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of Heritage Capital Trust I. The Subordinated Debentures mature on March 8, 2030, bear interest at the rate of 10 7/8%, payable semi-annually, and are redeemable by the Company at a premium beginning on or after March 8, 2010 based on a percentage of the principal amount of the Subordinated Debentures as stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after March 8, 2020. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on March 8, 2030. The Subordinated Debentures bear the same terms and interest rates as the Trust Preferred Securities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of the words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, and other risks. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Heritage operates as the bank holding company for the three subsidiary banks:
Heritage Bank of Commerce, Heritage Bank East Bay and Heritage Bank South Valley (collectively the "Banks"). All are California state chartered banks which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Contra Costa and Alameda counties, California. The accounting and reporting policies of Heritage Company and its subsidiary banks conform to generally accepted accounting principles and prevailing practices within the banking industry.

On January 27, 1999, Heritage's board of directors announced the declaration of a 3-for-2 stock split effective for shareholders of record on February 5, 1999, and paid on February 19, 1999. On February 21, 2000, a 10 percent stock dividend was paid to shareholders of record as of February 7, 2000. All historical financial information has been restated as if the stock split and stock dividend had been in effect for all periods presented.

OVERVIEW

Net income for the second quarter and six months ended June 30, 2000 was $809,000 and $1,847,000, up 20% and 42% from $674,000 and $1,301,000 for the second quarter and six months ended June 30, 1999. Income for the second quarter of 2000 was affected by the payment of severance benefits resulting from a change in management. Earnings for the second quarter would have been $1,439,000 if not for this change in management. Earnings per diluted share for the second quarter and six months ended June 30, 2000 were $0.11 and $0.24, up 10% and 33% from $0.10 and $0.18 per diluted share for the second quarter and six month period ended June 30, 1999.

For the second quarter and six months ended June 30, 2000 as compared with the same periods of the previous year, net interest income grew by $2,399,000 and $3,853,000 or 49% and 39% primarily a result of change in the types of interest-earning assets and the overall growth in earning assets and new deposits at favorable rates. Noninterest income decreased $296,000 and $1,036,000, primarily due to gains on sale of securities in the second quarter of 1999 of $233,000 and during the six months ended June 30, 1999 of $1,004,000; and noninterest expenses, primarily salaries and benefits, increased $1,868,000 and $2,014,000 or 45% and 23%, as a result of the payment of severance costs related to a change in management and an increase in the number of employees to support the growth of the Company. The Company's net interest margin remained stable at 6.04% for the quarter ended June 30, 2000, compared with 6.02% for the quarter ended June 30, 1999.

Total assets as of June 30, 2000 were $580,967,000, an increase of $177,752,000, or 44%, from June 30, 1999 and an increase of $104,303,000, or 22%, from total assets of $476,664,000 at December 31, 1999. Total deposits as of June 30, 2000 were $518,475,000, an increase of $153,883,000, or 42%, from June 30, 1999, and an increase of $99,935,000, or 24%, from total deposits of $418,540,000 at December 31, 1999.

Total portfolio loans as of June 30, 2000 were $371,373,000, an increase of $99,518,000 or 37% when compared to December 31, 1999, and an increase of $126,037,000, or 51%, when compared to June 30, 1999. Total portfolio loans as of December 31, 1999 were $271,855,000. The Company's allowance for loan losses was $6,000,000, or 1.62%, of total loans as of June 30, 2000. This compares with an allowance for loan losses of $4,337,000, or 1.77%, and $5,003,000, or 1.84% of total loans at June 30, 1999 and December 31, 1999, respectively. The Company's non-performing assets were $1,092,000 as of June 30, 2000. Non-performing assets were $1,396,000 as of December 31, 1999 and $1,776,000 as of June 30, 1999.

The Company's shareholders' equity as of June 30, 2000 was $47,043,000, an increase of $2,512,000 or 6% when compared to December 31, 1999, and an increase of $15,570,000 or 49% when compared with to June 30, 1999. Shareholders' equity increased due to a public stock offering in 1999. Book value per share was $6.55 as of June 30, 2000, compared to $5.12 as of June 30, 1999. The Company's leverage capital ratio was 10.3% at June 30, 2000, compared to 8.6% at June 30, 1999.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents the Company's average balance sheet, net interest income and the resultant yields for the periods presented:

                                                         For the Three Months Ended               For the Three Months Ended
                                                              June 30, 2000                              June 30, 1999
                                                   -------------------------------------     ------------------------------------
                                                                 Interest       Average                     Interest      Average
                                                    Average       Income/        Yield/      Average         Income/       Yield/
(Dollars in thousands)                              Balance       Expense         Rate       Balance         Expense        Rate
                                                    -------      --------       -------      -------        --------      -------
Assets:
Loans, gross                                       $381,035      $ 10,119        10.68%      $256,633       $  6,218        9.72%
Investments securities                               49,777           745         6.02%        46,845            596        5.10%
Federal funds sold                                   53,323           811         6.12%        26,937            311        4.63%

                                                   --------      --------       ------       --------       --------      ------
    Total interest earning assets                   484,135      $ 11,675         9.59%       330,415       $  7,125        8.65%
                                                   --------      --------       ------       --------       --------      ------
Cash and due from banks                              18,584                                    15,420
Premises and equipment, net                           3,441                                     3,136
Other assets                                         16,999                                    15,918
                                                   --------                                  --------
    Total assets                                   $523,159                                  $364,889
                                                   ========                                  ========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing                           $ 12,763      $     43         1.36%      $ 10,280       $     40        1.56%
Savings and money market                            150,840         1,665         4.44%       116,719            941        3.23%
Time deposits, under $100,000                        51,916           740         5.73%        33,125            431        5.22%
Time deposits, $100,000 and over                    103,603         1,525         5.92%        59,895            710        4.75%
Brokered deposits                                    12,292           193         6.33%         6,135             89        5.82%
Other borrowings                                      8,916           196         8.81%            --             --          --
                                                   --------      --------       ------       --------       --------      ------
    Total interest bearing liabilities              340,330      $  4,362         5.15%       226,154       $  2,211        3.92%
                                                   --------      --------       ------       --------       --------      ------
Demand deposits                                     131,490                                   102,233
Other liabilities                                     4,601                                     5,180
                                                   --------                                  --------
    Total liabilities                               476,421                                   333,567
 Shareholders' equity                                46,738                                    31,322
                                                   --------                                  --------
    Total liabilities and shareholders' equity     $523,159                                  $364,889
                                                   ========                                  ========
Net interest income / margin                                     $  7,313         6.08%                     $  4,914        5.97%
                                                                 ========                                   ========


Note: Yields and amounts earned on loans include loan fees of $716,000 and $476,000 for the three month periods ended June 30, 2000 and 1999, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans are included in the average balance calculations above.

                                                         For the Six Months Ended                  For the Six Months Ended
                                                               June 30, 2000                             June 30, 1999
                                                     ---------------------------------        ---------------------------------
                                                                  Interest     Average                     Interest     Average
                                                     Average      Income/       Yield/        Average      Income/      Yield/
(Dollars in thousands)                               Balance      Expense        Rate         Balance      Expense       Rate
                                                    --------      --------     -------        -------      --------     -------
Assets:
Loans, gross                                        $348,755      $ 18,390      10.60%       $252,354      $ 12,249       9.79%
Investments securities                                47,625         1,379       5.82%         51,857         1,394       5.42%
Federal funds sold                                    60,998         1,787       5.89%         27,981           647       4.66%
                                                    --------      --------      -----        --------      --------      -----
    Total interest earning assets                    457,378      $ 21,556       9.48%        332,192      $ 14,290       8.67%
                                                    --------      --------      -----        --------      --------      -----
Cash and due from banks                               18,491                                   16,226
Premises and equipment, net                            3,395                                    3,184
Other assets                                          14,135                                   14,159
                                                    --------                                 --------
    Total assets                                    $493,399                                 $365,761
                                                    ========                                 ========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing                            $ 12,342      $     81       1.33%       $  9,870      $     74       1.51%
Savings and money market                             146,621         3,090       4.24%        123,952         1,928       3.14%
Time deposits, under $100,000                         49,602         1,380       5.60%         32,854           857       5.26%
Time deposits, $100,000 and over                      94,461         2,678       5.70%         56,318         1,340       4.80%
Brokered deposits                                     11,347           350       6.20%          6,150           172       5.64%
Other borrowings                                       4,563           216       9.48%            552            11       4.02%
                                                    --------      --------      -----        --------      --------      -----
    Total interest bearing liabilities               318,936      $  7,795       4.91%        229,696      $  4,382       3.85%
                                                    --------      --------      -----        --------      --------      -----
Demand deposits                                      124,286                                   99,583
Other liabilities                                      4,324                                    5,299
                                                    --------                                 --------
    Total liabilities                                447,546                                  334,578
 Shareholders' equity                                 45,853                                   31,183
                                                    --------                                 --------
    Total liabilities and shareholders' equity      $493,399                                 $365,761
                                                    ========                                 ========
Net interest income / margin                                      $ 13,761       6.04%                     $  9,908       6.02%
                                                                  ========                                 ========


Note: Yields and amounts earned on loans include loan fees of $1,424,000 and $932,000 for the six month periods ended June 30, 2000 and 1999, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans are included in the average balance calculations above.

The Company's net interest income for the second quarter and six months ended June 30, 2000 was $7,313,000, and $13,761,000, an increase of $2,399,000 and
$3,853,000 over the second quarter and six months ended June 30, 1999. When compared to the second quarter and six months ended June 30, 1999, average earning assets increased by $153,720,000 and $125,186,000 or 47% and 38%. The increase was primarily a result of increases in average loans and Fed funds sold, funded by the increases in demand, savings, and time deposits. The net yield on average earning assets was 6.08% in the second quarter of 2000, compared to 5.97% in the second quarter of 1999.

The following tables show the changes in interest income resulting from increases in the volume of interest earning assets and liabilities and changes in the average rates earned and paid. The total change is shown in the column designated "Net Change" and is allocated in the columns to the left, to the portions attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated to the change in volume.

                                                   Three Months Ended June 30,
                                                         2000 vs. 1999
                                            ----------------------------------------
                                             Increase (Decrease) Due to Change In:
                                            Average         Average            Net
(Dollars in thousands)                       Volume           Rate            Change
                                            -------         -------           ------
INTEREST EARNING ASSETS
   Loans, gross                              $3,286          $  615           $3,901
   Investments securities                        42             107              149
   Federal funds sold                           400             100              500
                                             ------          ------           ------
Total interest earning assets                $3,728          $  822           $4,550
                                             ------          ------           ------
INTEREST BEARING LIABILITIES
   Demand, interest bearing                  $    8          $   (5)          $    3
   Money Market and Savings                     373             351              724
   Time deposits, under $100,000                267              41              308
   Time deposits, $100,000 and over             641             174              815
   Brokered Deposits                             97               8              105
   Other borrowings                             196              --              196
                                             ------          ------           ------
Total interest bearing liabilities           $1,582          $  569           $2,151
                                             ------          ------           ------
Net interest income                          $2,146          $  253           $2,399
                                             ======          ======           ======


                                                      Six Months Ended June 30,
                                                           2000 vs. 1999
                                             -------------------------------------------
                                                Increase (Decrease) Due to Change In:
                                             Average           Average             Net
(Dollars in thousands)                       Volume              Rate             Change
                                             -------           -------           -------
INTEREST EARNING ASSETS
   Loans, gross                              $ 5,125           $ 1,016           $ 6,141
   Investments securities                       (118)              103               (15)
   Federal funds sold                            970               170             1,140
                                             -------           -------           -------
Total interest earning assets                $ 5,977           $ 1,289           $ 7,266
                                             -------           -------           -------

INTEREST BEARING LIABILITIES
     Demand, interest bearing                $    16           $    (9)          $     7
   Money Market and Savings                      484               678             1,162
   Time deposits, under $100,000                 468                55               523
   Time deposits, $100,000 and over            1,086               252             1,338
   Brokered Deposits                             161                17               178
   Other borrowings                              190                15               205
                                             -------           -------           -------
Total interest bearing liabilities           $ 2,405           $ 1,008           $ 3,413
                                             -------           -------           -------
Net interest income                          $ 3,572           $   281           $ 3,853
                                             =======           =======           =======


PROVISION FOR LOAN LOSSES

For the six months ended June 30, 2000, the provision for loan losses was $984,000, down $143,000 from $1,127,000 for the six months ended June 30, 1999.
For the second quarter of 2000, the provision for loan losses was $384,000, down $100,000 from $484,000 for the second quarter of 1999. The decrease was primarily a result of the Company selling the Internet credit card portfolio during 1999 and no longer making provisions for this portfolio.

NONINTEREST INCOME

The following tables show the various components of the Company's noninterest income for the periods indicated:

                                                                                            Increase (decrease)
                                                                                        -----------------------------
                                              Three months ended June 30,                     2000 versus 1999
                                              ---------------------------               -----------------------------
(Dollars in thousands)                         2000                 1999                Amount                Percent
                                              ------               ------               ------                -------
Other investment income                       $ 107                $  49                $  58                   118%
Service charges and other fees                  107                   73                   34                    47%
Gain on sale of loans                            --                   84                  (84)                 (100%)
Gain on sale of securities
 available-for-sale                              --                  233                 (233)                 (100%)
Other income                                    177                  248                  (71)                  (29%)
                                              -----                -----                -----                 -----
Total                                         $ 391                $ 687                $(296)                  (43%)
                                              =====                =====                =====                 =====

                                                                                             Increase (decrease)
                                                                                        -------------------------------
                                               Six months ended June 30,                      2000 versus 1999
                                              --------------------------                -------------------------------
(Dollars in thousands)                        2000                 1999                  Amount                 Percent
                                              ----                ------                -------                 -------
Other investment income                       $281                $  128                $   153                  120%
Service charges and other fees                 209                   142                     67                   47%
Gain on sale of loans                           --                   250                   (250)                (100%)
Gain on sale of securities
 available-for-sale                             --                 1,004                 (1,004)                (100%)
Other income                                   385                   387                     (2)                  (1%)
                                              ----                ------                -------                 ----
Total                                         $875                $1,911                $(1,036)                 (54%)
                                              ====                ======                =======                 ====

Noninterest income for the second quarter and the first six months ended June 30, 2000 was $391,000 and $875,000, down $296,000 and $1,036,000, or 43% and
54%, from $687,000 and $1,911,000 for the second quarter and six months ended June 30, 1999. This decrease was primarily the result of a $1,004,000 gain on sale of securities available-for-sale recognized in the first six months of 1999, and the decrease in gains on loans sales in the second quarter and the six months ended June 30, 2000 compared to the same periods in 1999. There were no securities sold in the first six months of 2000.

NONINTEREST EXPENSE

The following tables show the various components of the Company's noninterest expenses for the periods indicated:

                                                For The Three Months Ended June 30,
                                   ----------------------------------------------------------
                                                                                    Percent
                                                                   Increase         Increase
(Dollars in thousands)               2000            1999         (Decrease)       (Decrease)
                                   ------          ------         ----------       ----------
Salaries and benefits              $3,810          $2,542          $ 1,268             50%
Client services                       269             135              134             99%
Occupancy                             312             261               51             20%
Loan origination costs                243             140              103             74%
Furniture and equipment               253             283              (30)           (11%)
Professional fees                     468              75              393            524%
Advertising and promotion             147             227              (80)           (35%)
Stationery & supplies                  66              56               10             18%
Telephone expense                      61              54                7             13%
All other                             402             390               12              3%
                                   ------          ------          -------           ----
Total                              $6,031          $4,163          $ 1,868             45%
                                   ======          ======          =======           ====

                                               For The Six Months Ended June 30,
                                   -----------------------------------------------------------
                                                                                    Percent
                                                                    Increase        Increase
(Dollars in thousands)              2000             1999          (Decrease)      (Decrease)
                                   -------          ------         ----------      ----------
Salaries and benefits              $ 6,677          $4,963          $ 1,714             35%
Client services                        638             797             (159)           (20%)
Occupancy                              654             493              161             33%
Loan origination costs                 448             257              191             74%
Furniture and equipment                456             580             (124)           (21%)
Professional fees                      653             245              408            167%
Advertising and promotion              236             376             (140)           (37%)
Stationery & supplies                  131             135               (4)            (3%)
Telephone expense                      124             104               20             19%
All other                              748             801              (53)            (7%)
                                   -------          ------          -------           ----
Total                              $10,765          $8,751          $ 2,014             23%
                                   =======          ======          =======           ====

Noninterest expenses for the second quarter and six months ended June 30, 2000 were $6,031,000 and $10,765,000, up $1,868,000 and $2,014,000, or 45% and 23%,
from $4,163,000 and $8,751,000 for the second quarter and six months ended June 30, 1999. The overall increase in noninterest expenses reflects the growth in infrastructure to support the Company's loan and deposit growth and the opening of Heritage Bank South Valley.

Noninterest expenses consist primarily of salaries and employee benefits (63% and 61% of total noninterest expenses for the second quarter of 2000 and 1999, 62% and 57% of total noninterest expenses for the six months ended June 30, 2000 and 1999), client services (5% and 8% of total noninterest expenses for the second quarter of 2000 and 1999, 6% and 10% of total noninterest expenses for the six months ended June 30, 2000 and 1999), loan origination costs (4% of total noninterest expenses for the second quarters of both 2000 and 1999, 5% and 3% of total noninterest expenses for the six months ended June 30, 2000 and
1999), professional fees (8% and 2% of total noninterest expenses for the second quarter of 2000 and 1999, 6% and 3% of the six months ended June 30, 2000 and
1999), and occupancy (5% and 6% of total noninterest expenses for the second quarter of 2000 and 1999, 6% and 6% for both the six months ended June 30, 2000 and 1999). The increase in salaries and benefits expenses was primarily attributable to an increase in salaries and severance pay related to changes in management. The Company employed 151 people at June 30, 2000, compared to 152 employees at June 30, 1999. The increase in professional fees is primarily related to accounting and legal fees incurred in conjunction with the proposed merger with Western Bancshares. The increase in occupancy expense was primarily attributable to the opening of Heritage Bank South Valley. The decrease in advertising and promotion costs was attributable to less frequent advertising insertions in business publications, and no product promotional advertising during the periods presented.

INCOME TAXES

The provision for income taxes for the second quarter and six months ended June 30, 2000 were $480,000 and $1,040,000 as compared to $280,000 and $640,000 for the second quarter and six months ended June 30, 1999. The difference in the effective tax rate compared to the statutory tax rate and the increase in the effective tax rate is primarily the result of the activity related to the Company's holdings in certain life insurance contracts and changes in the level of investments in municipal securities.

FINANCIAL CONDITION

Total assets increased 22% to $580,967,000 at June 30, 2000, compared to $476,664,000 at December 31, 1999. The growth was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

SECURITIES PORTFOLIO

The following table summarizes the composition of the Company's investment securities and the weighted average yields at June 30, 2000:

                                                                      June 30, 2000
                                  -----------------------------------------------------------------------------------------
                                                                        Maturity
                                  -----------------------------------------------------------------------------------------
                                                    After One Year    After Five Years
                                                      and Within         and Within                         Total Amortized
                                  Within One Year     Five Years         Ten Years       After Ten Years         Cost
                                  ---------------  ---------------    ----------------   ---------------    ---------------
(Dollars in thousands)             Amount  Yield    Amount   Yield      Amount   Yield    Amount   Yield     Amount   Yield
                                  -------  -----   -------  ------     -------  ------   -------  ------    -------  ------
Securities available-for-sale:
    U.S. Treasury                 $ 8,046   6.66%  $ 2,020    5.59%    $    --      --   $    --      --    $10,066    5.18%
    Agencies                        1,983   5.08%   14,899    6.88%         --      --        --      --     16,882    6.85%
   Municipals -  taxable              345   6.51%       --      --          --      --        --      --        345    6.51%
   Municipals -  nontaxable            --     --       115    4.60%      4,395    4.76%    1,525    5.02%     6,035    4.83%
                                  -------  -----   -------  ------     -------  ------   -------  ------    -------  ------
    Total available-for-sale      $10,374   5.43%  $17,034    6.71%    $ 4,395    4.76%  $ 1,525    5.02%   $33,328    5.98%
Securities held-to-maturity:
   Municipals -  taxable          $   880   6.26%  $ 4,004    6.54%    $   513    6.45%  $    --      --    $ 5,397    6.49%
   Municipals -  nontaxable            --     --     1,028    4.72%      5,776    4.50%      611    4.62%     7,415    4.54%
                                  -------  -----   -------  ------     -------  ------   -------  ------    -------  ------
    Total held-to-maturity        $   880   6.26%  $ 5,032    6.17%    $ 6,289    4.66%  $   611    4.62%   $12,812    5.36%
                                  -------  -----   -------  ------     -------  ------   -------  ------    -------  ------
    Total securities              $11,254   5.49%  $22,066    6.59%    $10,684    4.70%  $ 2,136    4.91%   $46,140    5.81%
                                  =======  =====   =======  ======     =======  ======   =======  ======    =======  ======

Note: Yield on non-taxable municipal securities are not presented in a fully tax equivalent basis.

LOANS

Total gross loans increased 37% to $371,610,000 at June 30, 2000, as compared to $271,931,000 at December 31, 1999. The increase in loan balances was due to the business development efforts of the Company's loan teams.

The following table indicates the Company's loan portfolio for the periods indicated:

(Dollars in thousands)               June 30, 2000   % of Total     December 31, 1999   % of Total
                                     -------------   ----------     -----------------   ----------
Commercial, financial, and
  agricultural                         $ 142,380          38%          $117,918            43%
Real estate - mortgage                   120,569          32%            83,698            31%
Real estate - land and construction      106,248          29%            68,152            25%
Consumer                                   2,413           1%             2,163             1%
                                       ---------     -------           --------           ---
     Total loans                         371,610         100%           271,931           100%
Deferred loan fees                          (237)                           (76)
Allowance for loan losses                 (6,000)                        (5,003)
                                       ---------                      ---------
Loans, net                             $ 365,373                      $ 266,852
                                       =========                      =========



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

The following table sets forth the maturity distribution of the Company's loans at June 30, 2000:

                                                            Over One Year
                                              Due in        But Less Than
(Dollars in thousands)                  One Year or Less      Five Years    Over Five Years       Total
                                        -----------------   -------------   ---------------      --------
Commercial                                   $129,706          $10,709          $ 1,728          $142,143
Real estate - mortgage                         60,097           44,496           15,976           120,569
Real estate - land and construction           106,149               99               --           106,248
Consumer                                        1,313            1,096                4             2,413
                                             --------          -------          -------          --------
Total loans                                  $297,265          $56,400          $17,708          $371,373
                                             ========          =======          =======          ========
Loans with variable interest rates           $287,340          $18,056          $   377          $305,773
Loans with fixed interest rates                 9,925           38,344           17,331            65,600
                                             --------          -------          -------          --------
Total loans                                  $297,265          $56,400          $17,708          $371,373
                                             ========          =======          =======          ========

Note:  Total shown is net of deferred loan fees of  $237,000 at June 30, 2000.

The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At June 30, 2000, approximately 82% of the Company's loan portfolio consisted of floating interest rate loans.

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


                                                              Six months ended June 30,          Year ended
                                                              -------------------------         December 31,
(Dollars in thousands)                                         2000               1999              1999
                                                              ------             ------         ------------
Balance, beginning of period / year                           $5,003             $3,825            $3,825
Net (charge offs)  recoveries                                     13               (615)             (733)
Provision for probable loan losses                               984              1,127             1,911
                                                              ------             ------            ------
Balance, end of period / year                                 $6,000             $4,337            $5,003
                                                              ======             ======            ======
RATIOS:
   Net charge-offs to average loans outstanding                 0.01%              0.24%             0.30%
   Allowance for loan losses to average loans                   1.71%              1.72%             2.04%
   Allowance for loan losses to total loans                     1.62%              1.77%             1.84%
   Allowance for loan losses to non-performing loans             549%               244%              358%

The decrease in charge-offs (and in the provision) is primarily due to the sale of the consumer credit card portfolio.

The following table summarizes the allocation of the allowance for loan losses
(ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                            June 30, 2000                   June 30, 1999                  December 31, 1999
                                     --------------------------      -------------------------         -------------------------
                                                     Percent of                     Percent of                       Percent of
                                                        ALL                             ALL                              ALL
                                                      in each                         in each                           in each
                                                    category to                     category to                      Category to
(Dollars in thousands)                Amount        total loans        Amount       total loans         Amount       total loans
                                      ------        -----------        ------       -----------         ------       -----------
Commercial                            $2,923            2.06%          $2,113            2.13%          $2,635            2.23%
Real estate - land and construction    1,367            1.29%             972            1.59%           1,076            1.58%
Real estate - mortgage                   529            0.44%             238            0.39%             356            0.43%
Consumer                                  43            1.80%           1,014            4.31%              32            1.48%
Unallocated                            1,138              --               --              --              904              --
                                      ------          ------           ------          ------           ------          ------
Total                                 $6,000            1.62%          $4,337            1.77%          $5,003            1.84%
                                      ======                           ======                           ======


The increase in the allowance for loan losses reflects the growth in the Company's overall level of loans, primarily in the commercial and real estate loan portfolio offset by the decrease resulting from the sale of the Internet credit card portfolio in 1999.

DEPOSITS

Deposits totaled $518,475,000 at June 30, 2000, an increase of 24%, as compared to total deposits of $418,540,000 at December 31, 1999. The increase in deposits was primarily due to increases in noninterest bearing deposits and time deposits. Noninterest bearing deposits were $157,177,000 at June 30, 2000, compared to $109,432,000 at December 31, 1999. Time deposits were $194,546,000 at June 30, 2000, as compared to $135,150,000 at December 31, 1999.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                                Six months ended                    Year ended
                                                  June 30, 2000                  December 31, 1999
                                          ----------------------------     ----------------------------
                                          Average         Average Rate      Average        Average Rate
(Dollars in thousands)                    Balance             Paid          Balance            Paid
                                          --------        ------------     --------        ------------
Demand, noninterest bearing               $124,286                --       $106,397                --
Demand, interest bearing                    12,342              1.33%         9,476              1.40%
Saving and money market                    146,621              4.24%       133,890              3.41%
Time deposits, under $100,000               49,602              5.60%        38,295              5.34%
Time deposits, $100,000 and over            94,461              5.70%        64,696              4.88%
Brokered deposits                           11,347              6.20%         8,812              5.88%
                                          --------          --------       --------          --------
     Total average deposits               $438,659              3.48%      $361,566              2.88%
                                          ========          ========       ========          ========



DEPOSIT CONCENTRATION AND DEPOSIT VOLATILITY

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of June 30, 2000.

(Dollars in thousands)                           Balance        %of Total
                                                 --------       ---------
Three months or less                             $ 64,918           48%
Over three months through twelve months            64,736           48%
Over twelve months                                  6,111            4%
                                                 --------          ---
       Total                                     $135,765          100%
                                                 ========          ===


Due to the Company's focus on servicing business accounts, certain types of accounts that the Company makes available are typically in excess of $100,000 in average balance per account, and certain types of business clients whom the Company serves typically carry deposits in excess of $100,000 on average. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

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

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2000, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:


                                                              Due in
                                               Within        Three to       Due After
(Dollars in thousands)                         Three          Twelve          One to      Due After      Not Rate-
                                               Months         Months        Five Years    Five Years      Sensitive         Total
                                              --------       ---------      ----------    ----------     ----------       --------
INTEREST EARNING ASSETS:
  Federal funds sold                          $ 85,600       $      --        $    --       $    --       $      --       $ 85,600
  Securities                                     2,876           8,309         21,970        12,744              --         45,899
  Total loans                                  301,689          23,196         56,400        17,708              --        398,993
                                              --------       ---------        -------       -------       ---------       --------
        Total interest earning assets          390,165          31,505         78,370        30,452              --        530,492
                                              --------       ---------        -------       -------       ---------       --------
Cash and due from banks                             --              --             --            --          30,680         30,680
Other assets                                        --              --             --            --          19,795         19,795
                                              --------       ---------        -------       -------       ---------       --------
        Total assets                          $390,165       $  31,505        $78,370       $30,452       $  50,475       $580,967
                                              ========       =========        =======       =======       =========       ========
INTEREST BEARING LIABILITIES:
  Demand, interest bearing                    $ 12,461       $      --        $    --       $    --       $      --       $ 12,461
  Savings and money market                     154,291              --             --            --              --        154,291
  Time deposits                                 81,713         100,872         11,961            --              --        194,546
                                              --------       ---------        -------       -------       ---------       --------
        Total interest bearing liabilities     248,465         100,872         11,961            --              --        361,298
                                              --------       ---------        -------       -------       ---------       --------
Noninterest demand deposits                     72,703              --             --            --          84,474        157,177
Other liabilities                                   --              --             --            --          15,449         15,449
Shareholders' equity                                --              --             --            --          47,043         47,043
                                              --------       ---------        -------       -------       ---------       --------
        Total liabilities and
          shareholders' equity                $321,168       $ 100,872        $11,961       $    --       $ 146,966       $580,967
                                              ========       =========        =======       =======       =========       ========
Interest rate sensitivity GAP                 $ 68,998       $ (69,367)       $66,409       $30,452       $ (96,492)            --
                                              ========       =========        =======       =======       =========       ========
Cumulative interest rate sensitivity GAP      $ 68,998       $    (369)       $66,040       $96,492              --             --
Cumulative interest rate sensitivity GAP
   ratio                                         11.88%           (.06)%        11.37%        16.61%             --             --

The foregoing table demonstrates that the Company had a negative cumulative one year gap of $369,000, or (0.06%) of total assets, at June 30, 2000. In theory, this would indicate that $369,000 more in liabilities than assets would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the negative gap would tend to result in a lower net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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

LIQUIDITY AND LIABILITY MANAGEMENT

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At June 30, 2000, the Company's primary liquidity ratio was 25.70%, comprised of $27.2 million in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $13.8 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $85.6 million, and $30.7 million in cash and due from banks, as a percentage of total unsecured deposits of $504.7 million. The decline in the liquidity ratio from 34.0% at December 31, 1999 was a result of the use of liquid assets to fund loan growth during the first six months of 2000.

CAPITAL RESOURCES

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:


                                              June 30,
                                      ----------------------    December 31,
(Dollars in thousands)                  2000          1999          1999
                                      --------      --------      --------
Capital components:
  Tier 1 Capital                      $ 54,102      $ 31,400      $ 44,530
  Tier 2 Capital                         6,000         4,004         4,646
                                      --------      --------      --------
    Total risk-based capital          $ 60,102      $ 35,404      $ 49,176
                                      ========      ========      ========

Risk-weighted assets                  $487,713      $319,953      $371,322
Average assets                        $523,283      $364,447      $475,295
                                                                                     Minimum
                                                                                    Regulatory
                                                                                   Requirements
                                                                                   ------------
Capital ratios:
  Total risk-based capital                12.3%         11.1%         13.2%           8.0%
  Tier 1 risk-based capital               11.1%          9.8%         12.0%           4.0%
  Leverage ratio (1)                      10.3%          8.6%          9.4%           4.0%


(1)     Tier 1 capital divided by average assets (excluding goodwill).

MERGER

On May 9, 2000, the Company signed a Definitive Merger Agreement with Western Holdings Bancorp, the holding company for Bank of Los Altos. The Agreement provides for shareholders of Western Holdings Bancorp to receive shares of Heritage Commerce Corp stock in a tax-free exchange. The merger is expected to be accounted for as a pooling of interests and is expected to be completed in the fourth quarter of 2000. The merger is subject to customary conditions, including the approval of the shareholders of both companies and required regulatory agencies. In connection with the merger, the parties have granted reciprocal options to acquire 19.9% of their respective outstanding shares in the event a party terminates the merger in favor of another transaction. Upon completion of the merger, Bank of Los Altos will operate as a wholly owned subsidiary of Heritage Commerce Corp.

CHANGES IN MANAGEMENT

On June 15, 2000 John E. Rossell resigned as president and chief executive officer of Heritage. As a result, Brad L. Smith, chairman of Heritage, assumed the role of chief executive officer of Heritage and acting president of Heritage Bank of Commerce, and Richard Conniff, a director of Heritage and president of Heritage Bank East Bay, assumed the role of president and chief operating officer of Heritage.

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

Item 4. - Submissions of Matters to a Vote of Security Holders

The Company held its 2000 Annual Meeting of Shareholders on May 18, 2000 (the "2000 Annual Meeting"). There were 7,034,557 issued and outstanding shares of Company Common Stock on April 3, 2000, the Record Date for the 2000 Annual Meeting. Each of the shares voting at the meeting was entitled to one vote.

At the 2000 Annual Meeting, the following actions were taken:

Election of Directors

At the 2000 Annual Meeting, eighteen directors of the Company were elected. The following chart indicates the number of shares cast for each elected director:

     Name of Director                   Votes for          Votes withheld
     ----------------                   ---------          --------------
     Frank G. Bisceglia                 5,057,510             28,260
     James R. Blair                     5,039,100             46,670
     Arthur C. Carmichael, Jr.          5,022,251             63,519
     Richard L. Conniff                 5,049,430             36,340
     William J. Del Biaggio             5,074,359             11,411
     Anneke Dury                        5,073,809             11,961
     Tracey A. Enfantino                5,056,914             28,856
     Glenn A. George                    5,074,359             11,411
     Robert P. Gionfriddo               5,027,568             58,202
     P. Michael Hunt                    5,056,960             28,810
     John Larsen                        5,074,313             11,457
     Loius O. Normandin                 5,057,510             28,260
     Jack L. Peckham                    5,074,359             11,411
     Robert W. Peters                   5,074,359             11,411
     Humphrey P. Polanen                5,037,542             48,228
     John E. Rossell III                5,016,731             69,039
     Kirk Rossmann                      4,976,992             48,778
     Brad L. Smith                      5,049,430             36,340


Ratification of Deloitte & Touche as the Company's auditors

The number of shares cast for and against the ratification of the Board of Directors' selection of Deloitte & Touche to serve as the Company's auditors for the fiscal year ending December 31, 2000 was as follows:

FOR                                          5,029,693
WITHHELD                                        56,077

Item 6. - Exhibits and Reports on Form 8-K

(a)     Exhibits included with this filing:

Exhibit Number             Name
--------------             ----
    27.1                   Financial Data Schedule



(b)     Reports on Form 8-K

On January 26, 2000 the Company filed its earnings press release for the fourth quarter ended December 31, 1999 with the SEC on Form 8-K.

On April 13, 2000, the Company filed its earnings press release for the first quarter ended March 31, 2000 with the SEC on Form 8-K.

On May 11, 2000, the Company filed its press release for Heritage Commerce Corp's announcement to merge with Western Holdings Bancorp, holding company for Bank of Los Altos with the SEC on Form 8-K.

On June 19, 2000, the Company filed its press release for Heritage Commerce Corp's announcement of a change in management with the SEC on Form 8-K.

On July 24, 2000, the Company filed its earnings press release for the second quarter ended June 30, 2000 with the SEC on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Heritage Commerce Corp
                                ------------------------------------------------
                                                  (Registrant)

     August 14, 2000                        /s/ Richard L. Conniff
--------------------------      ------------------------------------------------
          Date                      Richard L. Conniff, President and COO

     August 14, 2000                          /s/ Brad L. Smith
--------------------------       -----------------------------------------------
          Date                    Brad L. Smith, Chairman of the Board and CEO

                                 EXHIBIT INDEX

Exhibit Number             Name
--------------             ----
    27.1                   Financial Data Schedule