Form 10-Q
period 2000-09-30
HERITAGE COMMERCE CORP
filed 2000-11-14
CIK 1053352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from                         to
                               ----------------------     ----------------------

Commission File No. 000-23877

                             HERITAGE COMMERCE CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                   77-0469558
   -----------------------------------          -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

           150 Almaden Blvd., San Jose, California   95113
--------------------------------------------------------------------------------
          (Address of principal executive offices) (Zip Code)

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

The Registrant had 10,847,011 shares of Common Stock outstanding on November 6, 2000.

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q


                                Table of Contents
--------------------------------------------------------------------------------

                                                                                  Page
Part I - Financial Information

Item 1.      Condensed Consolidated Statements of Financial Condition               3

                                                                                    4
             Condensed Consolidated Income Statements

                                                                                    5
             Condensed Consolidated Statements of Cash Flows

             Condensed Consolidated Notes to Financial Statements                   6

Item 2.      Management's Discussion and Analysis of Financial Condition and        9
             Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About Market Risk             21

Part II - Other Information

Item 1.      Legal Proceedings                                                      21

Item 4.      Submission of Matters to a Vote of Security Holders                    21

Item 6.      Exhibits and Reports on Form 8-K                                       22

Signatures

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION (Unaudited)

                                     ASSETS

                                                                    September 30, 2000    December 31, 1999
                                                                    ------------------    -----------------
Cash and due from banks                                                $  28,152,000       $  10,049,000
Federal funds sold                                                        94,700,000         128,100,000
                                                                       -------------       -------------
                 Total cash and cash equivalents                         122,852,000         138,149,000

Securities available-for-sale, at fair value                              38,377,000          17,430,000
Securities held-to-maturity, at amortized cost
  (fair value of $11,890,000 and $13,614,000, respectively)               11,921,000          13,834,000

Loans held for sale, lower of cost or market                              30,653,000          22,243,000

Loans, net of deferred fees                                              383,603,000         271,855,000
Allowance for probable loan losses                                        (6,500,000)         (5,003,000)
                                                                       -------------       -------------
                 Loans, net                                              377,103,000         266,852,000

Premises and equipment, net                                                4,315,000           3,459,000
Accrued interest receivable and other assets                              10,073,000           5,211,000
Other investments                                                         12,554,000           9,486,000
                                                                       -------------       -------------
                TOTAL                                                  $ 607,848,000       $ 476,664,000
                                                                       =============       =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
     Demand, noninterest bearing                                       $ 158,351,000       $ 109,432,000
     Demand, interest bearing                                             14,849,000           9,898,000
     Savings and money market                                            178,900,000         164,060,000
     Time deposits, under $100,000                                        54,582,000          47,355,000
     Time deposits, $100,000 and over                                    128,852,000          87,795,000
                                                                       -------------       -------------
  Total deposits                                                         535,534,000         418,540,000

  Accrued interest payable and other liabilities                           8,778,000          13,593,000
  Mandatorily redeemable cumulative trust preferred
    securities of Subsidiary Grantor Trust                                14,000,000                  --
                                                                       -------------       -------------
                 Total liabilities                                       558,312,000         432,133,000
                                                                       -------------       -------------
Shareholders' equity:
  Preferred Stock, no par value; 10,000,000 shares authorized;
     none outstanding                                                             --                  --
  Common Stock, no par value;  30,000,000 shares authorized;
    Shares issued and outstanding: 7,397,003 at September 30, 2000
    and 7,031,576 at December 31, 1999                                    42,558,000          41,021,000
  Accumulated other comprehensive income (loss), net of
    income taxes (benefits)                                                   73,000            (137,000)
  Retained Earnings                                                        6,905,000           3,647,000
                                                                       -------------       -------------
                 Total shareholders' equity                               49,536,000          44,531,000
                                                                       -------------       -------------
                 TOTAL                                                 $ 607,848,000       $ 476,664,000
                                                                       =============       =============

See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                       Three months ended September 30,  Nine months ended September 30,
                                                       --------------------------------  -------------------------------
                                                                2000           1999            2000           1999
                                                                ----           ----            ----           ----
Interest income:
  Loans, including fees                                   $11,216,000      $ 6,545,000      $29,606,000      $18,794,000
  Securities, taxable                                         563,000          407,000        1,639,000        1,481,000
  Securities, non-taxable                                     157,000          144,000          460,000          463,000
  Federal funds sold                                        1,564,000          780,000        3,351,000        1,427,000
                                                          -----------      -----------      -----------      -----------
Total interest income                                      13,500,000        7,876,000       35,056,000       22,165,000
                                                          -----------      -----------      -----------      -----------
Interest expense:
  Deposits                                                  5,290,000        2,634,000       12,870,000        7,006,000
  Other                                                       236,000           12,000          451,000           22,000
                                                          -----------      -----------      -----------      -----------
Total interest expense                                      5,526,000        2,646,000       13,321,000        7,028,000
                                                          -----------      -----------      -----------      -----------
Net interest income before provision for loan losses        7,974,000        5,230,000       21,735,000       15,137,000
Provision for loan losses                                     500,000          356,000        1,484,000        1,483,000
                                                          -----------      -----------      -----------      -----------
Net interest income after provision for loan losses         7,474,000        4,874,000       20,251,000       13,654,000
                                                          -----------      -----------      -----------      -----------
Noninterest income:
    Other investments                                         187,000           73,000          468,000          201,000
    Service charges and other fees                            121,000           84,000          330,000          226,000
    Gain on sale of loans held-for-sale                            --          271,000               --          401,000
    Gain on sale of securities available-for-sale                  --               --           44,000        1,004,000
    Servicing income                                               --        1,180,000            7,000        1,180,000
    Other income                                              236,000          194,000          569,000          701,000
                                                          -----------      -----------      -----------      -----------
Total noninterest income                                      544,000        1,802,000        1,418,000        3,713,000
                                                          -----------      -----------      -----------      -----------
Noninterest expenses:
  Salaries and employee benefits                            2,921,000        2,714,000        9,598,000        7,678,000
  Client services                                             589,000          362,000        1,227,000        1,158,000
  Professional fees                                           430,000          884,000        1,082,000        1,129,000
  Occupancy                                                   386,000          300,000        1,040,000          793,000
  Loan origination costs                                      277,000          145,000          725,000          401,000
  Advertising and promotion                                   270,000          215,000          506,000          592,000
  Furniture and equipment                                     256,000          244,000          712,000          824,000
  Shareholder relations                                       154,000           19,000          235,000           15,000
  Assessments expense                                          93,000           80,000          137,000          123,000
  Stationery & supplies                                        72,000           91,000          203,000          226,000
  Telephone expense                                            68,000           56,000          192,000          159,000
  Software subscriptions                                       44,000           21,000          184,000          105,000
  Other                                                       262,000          372,000          745,000        1,049,000
                                                          -----------      -----------      -----------      -----------
Total noninterest expenses                                  5,822,000        5,503,000       16,586,000       14,252,000
                                                          -----------      -----------      -----------      -----------
Net income before provision for income taxes                2,196,000        1,173,000        5,083,000        3,115,000
Provision for income taxes                                    785,000          420,000        1,825,000        1,060,000
                                                          -----------      -----------      -----------      -----------
Net income                                                $ 1,411,000      $   753,000      $ 3,258,000      $ 2,055,000
                                                          ===========      ===========      ===========      ===========
Earnings per share:
     Basic                                                $      0.19      $      0.11      $      0.46      $      0.32
                                                          ===========      ===========      ===========      ===========
     Diluted                                              $      0.19      $      0.10      $      0.44      $      0.28
                                                          ===========      ===========      ===========      ===========


See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Nine months ended September 30,
                                                                         ---------------------------------
                                                                              2000                1999
                                                                              ----                ----
Cash flows from operating activities:
Net income                                                               $   3,258,000       $   2,055,000
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
Depreciation and amortization                                                  684,000             616,000
Provision for loan losses                                                    1,484,000           1,483,000
Gain on sale of securities available-for-sale                                  (44,000)         (1,004,000)
Net accretion of discounts                                                     (35,000)           (179,000)
Proceeds from sales of loans held for sale                                          --           4,317,000
Originations of loans held for sale                                         (8,550,000)         (9,475,000)
Maturities of loans held for sale                                              140,000           4,244,000
Effect of changes in:
    Accrued interest receivable and other assets                            (4,860,000)         (6,138,000)
    Accrued interest payable and other liabilities                          (4,929,000)          3,487,000
                                                                         -------------       -------------
Net cash used in operating activities                                      (12,852,000)           (594,000)

Cash flows from investing activities:
Net (increase) decrease in loans                                          (111,735,000)          6,777,000
Purchases of securities available-for-sale                                 (33,575,000)        (26,334,000)
Maturities of securities available-for-sale                                  3,091,000          15,082,000
Proceeds from sales of securities available-for-sale                         9,933,000          49,512,000
Proceeds from maturities or calls of securities held-to-maturity             1,879,000           1,115,000
Purchases of corporate owned life insurance                                 (3,029,000)         (3,801,000)
Purchases of property and equipment                                         (1,540,000)           (654,000)
                                                                         -------------       -------------
Net cash provided by (used in) investing activities                       (134,976,000)         41,697,000

Cash flows from financing activities:
Net increase in deposits                                                   116,994,000          47,692,000
Proceeds from issuance of mandatorily redeemable cumulative
  trust preferred securities of Subsidiary Grantor Trust                    14,000,000                  --
Proceeds from issuance of stock                                                     --          11,200,000
Proceeds from exercise of stock options                                      1,392,000             388,000
Additional paid in capital                                                     145,000                  --
                                                                         -------------       -------------
Net cash provided by financing activities                                  132,531,000          59,280,000
                                                                         -------------       -------------
Net increase (decrease) in cash and cash equivalents                       (15,297,000)        100,383,000

Cash and cash equivalents, beginning of period                             138,149,000          46,639,000
                                                                         -------------       -------------
Cash and cash equivalents, end of period                                 $ 122,852,000       $ 147,022,000
                                                                         =============       =============
Supplemental disclosures of cash paid during the period for:
   Interest                                                              $  12,541,000       $   7,385,000
   Income taxes                                                          $   3,457,000       $   1,835,000
Supplemental schedule of non-cash investing and financing activity:
   Transfer of investment securities from HTM to AFS                     $          --       $  11,669,000

See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1)      BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements of Heritage Commerce Corp and its wholly owned subsidiaries, Heritage Bank of Commerce, Heritage Bank East Bay, and Heritage Bank South Valley, have been prepared pursuant to the Securities and Exchange Commission rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by generally accepted accounting principles for annual financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 1999. On October 1, 2000 Western Holdings Bancorp and its wholly owned subsidiary, Bank of Los Altos was merged with and into Heritage Commerce Corp with Bank of Los Altos operating as a wholly owned subsidiary of Heritage Commerce Corp. The financial statements contained herein have not been restated to include any activity of Western Holdings Bancorp or Bank of Los Altos (see Note
        5).

        In the Company's opinion, all adjustments necessary for a fair presentation of these condensed consolidated financial statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

        The results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2000.

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

                                                  Three months ended           Nine months ended
                                                     September 30,                September 30,
                                                  2000          1999           2000           1999
                                                  ----          ----           ----           ----
Weighted average common shares
  outstanding - used in computing basic EPS    7,292,275      6,899,421      7,138,237      6,384,190
Dilutive effect of stock options outstanding,
  using the treasury stock method                256,253        760,443        331,168        838,291
                                               ---------      ---------      ---------      ---------
Shares used in computing diluted earnings
  per share                                    7,548,528      7,659,864      7,469,405      7,222,481
                                               =========      =========      =========      =========

3)      COMPREHENSIVE INCOME

        Comprehensive income includes net income and other comprehensive income which represents the change in net assets during the period from non-owner sources.

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

                                           Three months ended               Nine months ended
                                       September 30,   September 30,    September 30,   September 30,
                                           2000            1999              2000            1999
                                       ------------------------------------------------ --------------
Net Income                             $ 1,411,000      $   753,000      $ 3,258,000       $ 2,055,000
Other comprehensive income (loss),
    net of tax:
    Net unrealized gain (loss) on
    securities available-for-sale
    during the period                      240,000           40,000          254,000           294,000
  Less: reclassification adjustment
        for realized gains on
        available-for-sale securities
        included in net income
        during the period                       --               --          (44,000)       (1,004,000)
                                       -----------      -----------      -----------       -----------
Other comprehensive income (loss)          240,000           40,000          210,000          (710,000)
                                       -----------      -----------      -----------       -----------
Comprehensive income                   $ 1,651,000      $   793,000      $ 3,468,000       $ 1,345,000
                                       ===========      ===========      ===========       ===========



4) MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

        Heritage Capital Trust I
        ------------------------

        Heritage Capital Trust I is a Delaware business trust formed by Heritage Commerce Corp and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities.

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

        Heritage Statutory Trust I
        --------------------------

        Heritage Capital Statutory Trust I is a Delaware business trust formed by Heritage Commerce Corp and formed for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities.

        During the third quarter of 2000, Heritage Capital Statutory Trust I issued 7,000 Trust Preferred Securities with a liquidation value of $1,000 per security to the Company for gross proceeds of $7,000,000. The entire proceeds of the issuance were invested by Heritage Capital Statutory Trust I in $7,000,000 aggregate principal amount of 10.60% subordinated debentures due 2030 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of Heritage Capital Statutory Trust I. The Subordinated Debentures mature on September 7, 2030, bear interest at the rate of 10.60%, payable semi-annually, and are redeemable by the Company at a premium beginning on or after September 7, 2010 based on a percentage of the principal amount of the Subordinated Debentures as stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after September 7, 2020. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 7, 2030. The Subordinated Debentures bear the same terms and interest rates as the Trust Preferred Securities.

        Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 10.60 % of the liquidation amount of $1,000 per security. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the Subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

        The Subordinated Debentures and related trust investments in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities reflected as outstanding in the accompanying condensed consolidated financial statements. Under applicable regulatory guidelines all of the Trust Preferred Securities currently qualify as Tier I capital.

5)      MERGER WITH WESTERN HOLDINGS BANCORP

        On October 1, 2000 Western Holdings Bancorp, parent of Bank of Los Altos, was merged with and into Heritage Commerce Corp with Bank of Los Altos becoming a wholly owned subsidiary of Heritage Commerce Corp. The merger resulted in the issuance of approximately 3.4 million shares of Heritage Commerce Corp's common stock based on a conversion ratio of
        1.2264 shares of Heritage Commerce Corp common stock for each share of Western Holdings Bancorp common stock. The merger will be accounted for using the pooling-of-interests method of accounting. Historical financial information presented in future reports will be restated to include Western Holdings Bancorp. No material adjustments are expected to be recorded to conform Western Holdings Bancorp's accounting policies to that of Heritage Commerce Corp.

        The following unaudited pro-forma combined financial information summarizes the combined results of operations of Heritage Commerce Corp and Western Holdings Bancorp based on the pooling-of-interests method of accounting, as if the combination had been consummated on January 1 of each of the periods presented. This information is derived from the historical financial statements of each company. Weighted average shares and earnings per share were calculated based on a conversion ratio of
        1.2264 to 1.

               Unaudited Pro-Forma Combined Summary of Operations

                                                                          Nine months ended

     (Dollars in thousands, except per share data)             September 30, 2000      September 30, 1999
---------------------------------------------------------------------------------------------------------
Net interest income                                                   $    30,882         $    21,800
Net income                                                            $     5,180         $     3,139
Earnings per share:
   Basic                                                              $      0.49         $      0.32
   Diluted                                                            $      0.47         $      0.29
Weighted average common shares used in computing basic EPS             10,514,152           9,721,941
Weighted average common shares used in computing diluted EPS           11,035,544          10,787,161

6)      RECENT ACCOUNTING PRONOUNCEMENTS

        SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the FASB, and some were changed in only minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers after March 31, 2001. It is effective for disclosures about securitizations and collateral and for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, and other risks. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

        Effective October 1, 2000, the Company completed the merger with Western Holding Bancorp, the holding company of Bank of Los Altos. Bank of Los Altos now operates as a wholly owned subsidiary of Heritage Commerce Corp. Under the terms of the merger agreement, Western Holdings Bancorp shareholders received 3.4 million shares of Heritage Commerce Corp common stock based on a conversion ratio of 1.2264 shares of Heritage Commerce Corp. common stock for each share of Western Holdings Bancorp common stock. The merger will be accounted for as a pooling of interests. The financial statements contained herein have not been restated to include Western Holding Bancorp and Managements Discussion and Analysis of Financial Condition and Results of operations reflects only the activities of Heritage Commerce Corp as of September 30, 2000 and for the three and nine month periods ended September 30, 1999 and 2000. Pro forma information for Western Holdings Bancorp and Heritage Commerce Corp as of June 30, 2000 was filed with the Securities and Exchange Commission on October 16, 2000 on Form 8-K.

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

        OVERVIEW

        Net income for the third quarter and nine months ended September 30, 2000 was $1,411,000 and $3,258,000, up 87% and 59% from $753,000 and
        $2,055,000 for the third quarter and nine months ended September 30, 1999. Earnings per diluted share for the third quarter and nine months ended September 30, 2000 were $0.19 and $0.44, up 90% and 57% from $0.10 and $0.28 per diluted share for the third quarter and nine month period ended September 30, 1999.

        For the third quarter and nine months ended September 30, 2000 as compared with the same periods of the previous year, net interest income grew by $2,744,000 and $6,598,000, or 52% and 44%, primarily as a result of an increase in the volume of the Company's interest earning assets, specifically loans. Noninterest income was $544,000 for the quarter and $1,418,000 for the nine months ended September 30, 2000, compared to $1,802,000 and $3,713,000 for the same period of the previous year. Noninterest income for the third quarter of 1999 included $1,180,000 in revenue from the origination of credit cards for an unaffiliated financial institution, and $1,004,000 gain on sale of securities during the nine months ended September 30, 1999. The credit card origination agreement terminated in 1999 and was not renewed. Noninterest expenses, primarily salaries and benefits, increased $319,000 and $2,334,000, or 6% and 16%, as a result of the payment of severance costs related to a change in management and an increase in the number of employees to support the growth of the Company. Total occupancy expense increased 29% and 31% for the three months and nine months ended September 30, 2000 from the same period of the previous year, due to the opening of Heritage Bank of South Valley and additional work spaces requirement for the Company. The increase in shareholder relations expense primarily related to the printing of proxy material for the merger with Western Holdings Bancorp, and fees charged for filing the annual report and quarterly reports to the SEC. The Company's net interest margin was 5.90% for the quarter ended September 30, 2000, compared with 5.89% for the quarter ended September 30, 1999.

        Total assets as of September 30, 2000 were $607,848,000, an increase of $139,274,000, or 30%, from September 30, 1999 and an increase of $131,184,000, or 28%, from total assets of $476,664,000 at December 31,
        1999. Total deposits as of September 30, 2000 were $535,534,000, an increase of

        $118,884,000, or 29%, from September 30, 1999, and an increase of $116,994,000, or 28%, from total deposits of $418,540,000 at December 31, 1999.

        Total portfolio loans as of September 30, 2000 were $383,603,000, an increase of $111,748,000, or 41% when compared to December 31, 1999, and an increase of $138,192,000, or 56%, when compared to September 30, 1999. Total portfolio loans as of December 31, 1999 were $271,855,000. The Company's allowance for loan losses was $6,500,000, or 1.69%, of total loans as of September 30, 2000. This compares with an allowance for loan losses of $4,569,000, or 1.86%, and $5,003,000, or 1.84% of total loans at September 30, 1999 and December 31, 1999, respectively. The Company issued $14,000,000 trust preferred securities during the nine months ended as of September 30, 2000. There were no trust preferred securities issued in 1999. The Company did not have any non-performing assets as of September 30, 2000. Non-performing assets were $1,396,000 as of December 31, 1999 and $1,187,000 as of September 30, 1999.

        The Company's shareholders' equity as of September 30, 2000 was $49,536,000, an increase of $5,005,000, or 11%, when compared to December 31, 1999, and an increase of $5,906,000, or 14%, when compared with to September 30, 1999. Shareholders' equity increased due to a public stock offering in 1999 and current year earnings. Book value per share was $6.70 as of September 30, 2000, compared to $6.21 as of September 30, 1999. The Company's leverage capital ratio was 10.68% at September 30, 2000, compared to 10.71% at September 30, 1999. Annualized year-to-date return on average assets and return on average equity were 0.82% and 9.32%, respectively, compared with returns of 0.72% and 8.06%, respectively, for the same period in 1999. Annualized year-to-date equity to assets ratio was 8.15% at September 30, 2000, compared to 9.31% at September 30, 1999.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents the Company's average balance sheet, net interest income and the resultant yields for the periods presented:

                                   For the Three Months Ended September 30, 2000   For the Three Months Ended September 30, 1999
                                   ---------------------------------------------------------------------------------------------
                                                        Interest                                     Interest
                                       Average          Income/        Average       Average         Income/           Average
(Dollars in thousands)                 Balance          Expense       Yield/Rate     Balance         Expense         Yield/Rate
-------------------------------------------------------------------------------------------------------------------------------
Assets:
Loans, gross                            $406,982        $ 11,216        10.96%        $260,884        $  6,545             9.95%
Investment securities                     47,386             720         6.05%          43,220             551             5.06%
Federal funds sold                        95,837           1,564         6.49%          61,675             780             5.02%
                                        --------        --------                      --------        --------
   Total interest earning assets         550,205        $ 13,500         9.76%         365,779        $  7,876             8.54%
                                        --------        --------                      --------        --------
Cash and due from banks                   24,637                                        18,128
Premises and equipment, net                3,711                                         3,177
Other assets                              15,018                                        20,093
                                        --------                                      --------
   Total assets                         $593,571                                      $407,177
                                        ========                                      ========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing                $ 12,940        $     41         1.27%        $  8,751        $     28             1.27%
Savings and money market                 181,818           2,240         4.90%         129,283           1,094             3.36%
Time deposits, under $100,000             56,701             928         6.51%          41,261             549             5.28%
Time deposits, $100,000 and over         126,398           1,903         5.99%          64,310             790             4.87%
Brokered deposits                         10,246             178         6.91%          11,913             173             5.76%
Other borrowings                           8,633             236        10.85%             304              12            15.84%
                                        --------        --------                      --------        --------
   Total interest bearing liabilities    396,736        $  5,526         5.54%         255,822        $  2,646             4.10%
                                        --------        --------                      --------        --------
Demand deposits                          140,208                                       105,924
Other liabilities                          8,252                                         5,671
                                        --------                                      --------
   Total liabilities                     545,196                                       367,417
 Shareholders' equity
                                          48,375                                        39,760
                                        --------                                      --------
   Total liabilities and shareholders'
     equity                             $593,571                                      $407,177
                                        ========                                      ========
Net interest income/margin                              $  7,974         5.77%                        $  5,230             5.67%
                                                        ========                                      ========

Note: Yields and amounts earned on loans include loan fees of $850,000 and $531,000 for the three month periods ended September 30, 2000 and 1999, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans are included in the average balance calculations above.

                                   For the Nine Months Ended September 30, 2000    For the Nine Months Ended September 30, 1999
                                   --------------------------------------------------------------------------------------------
                                                        Interest                                     Interest
                                       Average          Income/         Average      Average         Income/           Average
(Dollars in thousands)                 Balance          Expense       Yield/Rate     Balance         Expense         Yield/Rate
-------------------------------------------------------------------------------------------------------------------------------
Assets:
Loans, gross                            $371,107        $ 29,606        10.66%        $255,228        $ 18,794             9.84%
Investment securities                     47,541           2,099         5.90%          48,946           1,944             5.31%
Federal funds sold                        72,718           3,351         6.15%          39,336           1,427             4.85%
                                        --------        --------                      --------        --------
  Total interest earning assets          491,366        $ 35,056         9.53%         343,510        $ 22,165             8.63%
                                        --------        --------                      --------        --------
Cash and due from banks                   20,555                                        16,867
Premises and equipment, net                3,500                                         3,182
Other assets                              13,716                                        16,482
                                        --------                                      --------
         Total assets                   $529,137                                      $380,041
                                        --------                                      --------
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing                $ 12,537        $    123         1.31%        $  9,493        $    102             1.44%

Savings and money market                 158,455           5,329         4.49%         125,748           3,022             3.21%
Time deposits, under $100,000             51,990           2,308         5.93%          35,687           1,406             5.27%
Time deposits, $100,000 and over         105,185           4,582         5.82%          59,011           2,130             4.83%
Brokered deposits                         10,981             528         6.42%           8,092             346             5.72%
Other borrowings                           5,918             451        10.17%             469              22             6.25%
                                        --------        --------                      --------        --------
   Total interest bearing liabilities    345,066        $ 13,321         5.16%         238,500        $  7,028             3.94%
                                        --------        --------                      --------        --------
Demand deposits                          129,990                                       101,720
Other liabilities
                                           7,385                                         5,748
                                        --------                                      --------
   Total liabilities                     482,441                                       345,968
Shareholders' equity                      46,696                                        34,073
                                        --------                                      --------
   Total liabilities and
     shareholders' equity               $529,137                                      $380,041
                                        ========                                      ========
Net interest income/margin                              $ 21,735         5.90%                        $ 15,137              5.89%
                                                        ========                                      ========

Note: Yields and amounts earned on loans include loan fees of $2,274,000 and $1,463,000 for the nine month periods ended September 30, 2000 and 1999, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans are included in the average balance calculations above.

The Company's net interest income for the three and nine months ended September 30, 2000 was $7,974,000, and $21,735,000, an increase of $2,744,000 and
$6,598,000 over the three and nine months ended September 30, 1999. When compared to the three and nine months ended September 30, 1999, average earning assets increased by $184,426,000 and $147,856,000, or 50% and 43%. The increase was primarily a result of increases in average loans and Fed funds sold, funded by the increases in demand, savings, and time deposits. The net yield on average earning assets was 5.77% and 5.90% for the three and nine months ended of September 30, 2000, compared to 5.67% and 5.89% for the three and nine months ended of September 30, 1999.

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

                                         Three Months Ended September 30,
                                                  2000 vs. 1999
                                  ------------------------------------------------
                                       Increase (Decrease) Due to Change In:
(Dollars in thousands)            Average Volume     Average Rate       Net Change
----------------------------------------------------------------------------------
INTEREST EARNING ASSETS
  Loans, gross                            $ 4,105         $   566         $ 4,671
  Investment securities                        69             100             169
  Federal funds sold                          569             215             784
                                          -------         -------         -------
Total interest earning assets             $ 4,743         $   881         $ 5,624
                                          -------         -------         -------

INTEREST BEARING LIABILITIES
     Demand, interest bearing             $    13         $    --         $    13
  Money Market and Savings                    666             480           1,146
  Time deposits, under $100,000               260             119             379
  Time deposits, $100,000 and over            945             168           1,113
  Brokered Deposits                           (27)             32               5
  Other borrowings                            227              (3)            224
                                          -------         -------         -------
Total interest bearing liabilities        $ 2,084         $   796         $ 2,880
                                          -------         -------         -------
Net interest income                       $ 2,659         $    85         $ 2,744
                                          =======         =======         =======

                                           Nine Months Ended September 30,
                                                    2000 vs. 1999
                                    ------------------------------------------------
                                         Increase (Decrease) Due to Change In:
(Dollars in thousands)              Average Volume     Average Rate       Net Change
------------------------------------------------------------------------------------
INTEREST EARNING ASSETS
  Loans, gross                            $  9,244         $  1,568         $ 10,812
  Investment securities                        (62)             217              155
  Federal funds sold                         1,539              385            1,924
                                          --------         --------         --------
Total interest earning assets             $ 10,721         $  2,170         $ 12,891
                                          --------         --------         --------

INTEREST BEARING LIABILITIES
     Demand, interest bearing             $     30         $     (9)        $     21
  Money Market and Savings                   1,100            1,207            2,307
  Time deposits, under $100,000                723              179              902
  Time deposits, $100,000 and over           2,012              440            2,452
  Brokered Deposits                            139               43              182
  Other borrowings                             415               14              429
                                          --------         --------         --------
Total interest bearing liabilities        $  4,419         $  1,874         $  6,293
                                          --------         --------         --------
Net interest income                       $  6,302         $    296         $  6,598
                                          ========         ========         ========


PROVISION FOR LOAN LOSSES

For the nine months ended September 30, 2000, the provision for loan losses was $1,484,000, compared to $1,483,000 for the nine months ended September 30, 1999. For the third quarter of 2000, the provision for loan losses was $500,000, compared to $356,000 for the third quarter of 1999.

NONINTEREST INCOME

The following tables show the various components of the Company's noninterest income for the periods indicated:

                                                                           Increase (decrease)
                                                                        -------------------------
                                     Three months ended September 30,       2000 versus 1999
                                     ------------------------------------------------------------
(Dollars in thousands)                      2000           1999          Amount          Percent
-------------------------------------------------------------------------------------------------
Other investment income                   $   187        $    73            156%         $   114
Service charges and other fees                121             84             37               44%
Gain on sale of loans                          --            271           (271)            (100%)
Servicing income                               --          1,180         (1,180)            (100%)
Other income                                  236            194             42              (22%)
                                          -------        -------        -------
Total                                     $   544        $ 1,802        $(1,258)             (70%)
                                          =======        =======        =======

                                                                           Increase (decrease)
                                                                        -------------------------
                                     Nine months ended September 30,        2000 versus 1999
                                     ------------------------------------------------------------
(Dollars in thousands)                      2000           1999          Amount          Percent
-------------------------------------------------------------------------------------------------
Other investment income                   $   468        $   201        $   267             133%
Service charges and other fees                330            226            104              46%
Gain on sale of loans                          --            401           (401)           (100%)
Gain on sale of securities                     44          1,004           (960)            (96%)
available-for-sale
Servicing income                                7          1,180         (1,173)            (99%)
Other income                                  569            701           (132)            (19%)
                                          -------        -------        -------
Total                                     $ 1,418        $ 3,713        $(2,295)            (62%)
                                          =======        =======        =======

Noninterest income for the third quarter and the first nine months ended September 30, 2000 was $544,000 and $1,418,000, down $1,258,000,and $2,295,000, or 70% and 62%, from $1,802,000 and $3,713,000 for the third quarter and nine months ended September 30, 1999. This decrease was primarily the result of $1,180,000 in revenue from the origination of credit cards for an unaffiliated financial institution in the third quarter of 1999, and a $1,004,000 gain on sale of securities available-for-sale recognized in the first nine months of 1999. The credit card origination agreement terminated in 1999 and was not renewed. There was only a $44,000 gain on sale of securities available-for-sale recognized in the first nine months of 2000. The increase in other investment income was primarily due to the increase of Company's investment in certain life insurance contracts. The decrease in gain on sale of loans was primarily due to not selling of SBA loans in the three months and nine months period ended September 30, 2000, compared to $130,000 gain on sale of SBA loan in the nine months period ended September 30, 1999.

NONINTEREST EXPENSE

The following tables show the various components of the Company's noninterest expenses for the periods indicated:

                                              For The Three Months Ended September 30,
                                         -------------------------------------------------------
                                                                   Increase     Percent Increase
    (Dollars in thousands)                2000          1999      (Decrease)      (Decrease)
------------------------------------------------------------------------------------------------
Salaries and benefits                    $2,921         $2,714         $  207               8%
Client services                             589            362            227              63%
Professional fees                           430            884           (454)            (51%)
Occupancy                                   386            300             86              29%
Loan origination costs                      277            145            132              91%
Advertising and promotion                   270            215             55              26%
Furniture and equipment                     256            244             12               5%
Shareholder relations                       154             19            135             711%
Assessments expense                          93             80             13              16%
Stationery & supplies                        72             91            (19)            (21%)
Telephone expense                            68             56             12              21%
Software subscriptions                       44             21             23             110%
All other                                   262            372           (110)            (30%)
                                         ------         ------         ------
Total                                    $5,822         $5,503         $  319               6%
                                         ======         ======         ======

                                              For The Three Months Ended September 30,
                                         -------------------------------------------------------
                                                                   Increase     Percent Increase
    (Dollars in thousands)                2000          1999      (Decrease)      (Decrease)
------------------------------------------------------------------------------------------------
Salaries and benefits                    $ 9,598         $ 7,678       $ 1,920            25%
Client services                            1,227           1,158            69             6%
Professional fees                          1,082           1,129           (47)           (4%)
Occupancy                                  1,040             793           247            31%
Loan origination costs                       725             401           324            81%
Advertising and promotion                    506             592           (86)          (15%)
Furniture and equipment                      712             824          (112)          (14%)
Shareholder relations                        235              15           220         1,467%
Assessments expense                          137             123            14            11%
Stationery & supplies                        203             226           (23)          (10%)
Telephone expense                            192             159            33            21%
Software subscriptions                       184             105            79            75%
All other                                    745           1,049          (304)          (29%)
                                         -------         -------       -------
Total                                    $16,586         $14,252       $ 2,334            16%
                                         =======         =======       =======

Noninterest expenses for the third quarter and nine months ended September 30, 2000 were $5,822,000 and $16,586,000, up $319,000 and $2,334,000, or 6% and 16%,
from $5,503,000 and $14,252,000 for the third quarter and nine months ended September 30, 1999. The overall increase in noninterest expenses reflects the growth in infrastructure to support the Company's loan and deposit growth and the opening of Heritage Bank South Valley.

Noninterest expenses consist primarily of salaries and employee benefits (50% and 49% of total noninterest expenses for the third quarter of 2000 and 1999, 58% and 54% of total noninterest expenses for the nine months ended September 30, 2000 and 1999), client services (10% and 7% of total noninterest expenses for the third quarter of 2000 and 1999, 7% and 8% of total noninterest expenses for the nine months ended September 30, 2000 and 1999), professional fees (7% and 6% of total noninterest expenses for the third quarter of 2000 and 1999, 7% and 8% of the nine months ended September 30, 2000 and 1999), occupancy (7% and 5% of total noninterest expenses for the third quarter of 2000 and 1999, 6% for both the nine months ended September 30, 2000 and 1999), and loan origination costs (5% and 4% of total noninterest expenses for the third quarters of 2000 and 1999, 4% and 3% of total noninterest expenses for the nine months ended September 30, 2000 and 1999). The overall increase in salaries and benefits expense was primarily attributable to an overall increase in salaries and severance payments of $630,000 related to changes in management. The Company employed 142 people at September 30, 2000, compared to 135 employees at September 30, 1999. The increase in occupancy expense was primarily attributable to the opening of Heritage Bank South Valley. The increase in shareholder relations expense was primarily for the printing of proxy material for the merger with Western Holdings Bancorp, and fees charged for filing the annual report and quarterly reports to the SEC. The increase in software subscription expense was attributable to updating computer system for the merger with Bank of Los Altos. The increase in loan origination costs was mainly due to the increase volume of loans in 2000.

In the fourth quarter of 2000, the Company will recognize certain significant additional expenses related to the merger with Western Holdings. The Company originally estimated these expenses at $2.1 million before the related tax benefit or $1.3 million net of tax benefit. As a result of two members of Western Holdings' senior management not continuing with the Company, the related severance obligations are expected to increase the merger and integration related expenses by approximately $1.6 million to approximately $3.7 million, or $2.4 million net of tax benefit.

INCOME TAXES

The provision for income taxes for the three and nine months ended September 30, 2000 was $785,000 and $1,825,000, both 36%, as compared to $420,000 and
$1,060,000, 36% and 34%, for the three and nine months ended September 30, 1999. The difference in the effective tax rate compared to the statutory tax rate and the increase in the effective tax rate is primarily the result of the activity related to the Company's holdings in certain life insurance contracts and changes in the level of investments in municipal securities.

FINANCIAL CONDITION

Total assets increased 28% to $607,848,000 at September 30, 2000, compared to $476,664,000 at December 31, 1999. The growth was primarily due to increases in the Company's loan portfolio funded by growth in deposits.

SECURITIES PORTFOLIO

The following table summarizes the composition of the Company's investment securities and the weighted average yields at September 30, 2000:

                                                                        September 30, 2000
                                ----------------------------------------------------------------------------------------------------
                                                                              Maturity
                                ----------------------------------------------------------------------------------------------------
                                                    After One Year and   After Five Years and
                                  Within One Year    Within Five Years     Within Ten Years    After Ten Years  Total Amortized Cost
------------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)            Amount     Yield   Amount     Yield     Amount    Yield      Amount     Yield    Amount     Yield
------------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
U.S. Treasury                     $ 8,046     5.28%  $    --      --     $    --       --      $    --     --     $ 8,046     5.28%
Agencies                            1,987     6.66%   15,934    6.87%         --       --           --     --      17,921     6.85%
Mortgage backed                        --       --        --      --       1,979     7.23%       2,921   7.34%      4,900     7.30%
Municipals - taxable                  320     6.51%       --      --          --       --           --     --         320     6.51%
Municipals - nontaxable                --       --       115    4.60%      5,069     4.74%         851   5.36%     6,035      4.82%
                                  -------            -------             -------               -------           -------
Total available-for-sale          $10,353     5.58%  $16,049    6.85%    $ 7,048     5.44%     $ 3,772   6.89%   $37,222     6.24%


Securities held-to-maturity:
Municipals - taxable              $   936     6.71%  $ 3,572    6.48%    $    --       --      $    --     --    $ 4,508     6.53%
Municipals - nontaxable                --      --      1,082    4.73%      6,127     4.51%         204   4.45%     7,413     4.54%
                                  -------            -------             -------               -------           -------
Total held-to-maturity            $   936     6.71%  $ 4,654    6.07%    $ 6,127     4.51%     $   204   4.45%   $11,921     5.29%
                                  -------            -------             -------               -------           -------
      Total securities            $11,289     5.68%  $20,703    6.68%    $13,175     5.01%     $ 3,976   6.77%   $49,143     6.01%
                                  =======            =======             =======               =======           =======

Note: Yield on non-taxable municipal securities are not presented in a fully tax equivalent basis.

LOANS

Total gross loans increased 41% to $383,994,000 at September 30, 2000, as compared to $271,931,000 at December 31, 1999. The increase in loan balances was due to the business development efforts of the Company.

The following table indicates the Company's loan portfolio for the periods indicated:

(Dollars in thousands)             September 30, 2000     % of Total   December 31, 1999   % of Total
----------------------             ------------------     ----------   -----------------   ----------
Commercial, financial, and
  agricultural                           $ 141,851               37%      $ 117,918               43%
Real estate - land and construction        118,245               31%         68,152               25%
Real estate - mortgage                     121,106               31%         83,698               31%
Consumer                                     2,792                1%          2,163                1%
                                         ---------        ---------       ---------        ---------
     Total loans                           383,994              100%        271,931              100%
Deferred loan fees                            (391)                             (76)
Allowance for loan losses                   (6,500)                          (5,003)
                                         ---------                        ---------
Loans, net                               $ 377,103                        $ 266,852
                                         =========                        =========


The change in the Company's loan portfolio is primarily due to the increase in the commercial and real estate mortgage, land and construction loan portfolio. The decrease of the percentage of total loans reflects the sale of the Internet credit card portfolio in 1999.

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

The following table sets forth the maturity distribution of the Company's loans at September 30, 2000:

                                                      Over One Year
                                         Due in       But Less Than
(Dollars in thousands)              One Year or Less    Five Year     Over Five Years       Total
---------------------------------------------------------------------------------------------------
Commercial                                 $130,729        $ 10,583        $    148        $141,460
Real estate - mortgage                       59,359          45,831          15,916         121,106
Real estate - land and construction         118,148              97              --         118,245
Consumer                                      1,734           1,055               3           2,792
                                           --------        --------        --------        --------
Total loans                                $309,970        $ 57,566        $ 16,067        $383,603
                                           ========        ========        ========        ========

Loans with variable interest rates         $300,431        $ 19,549        $    489        $320,469
Loans with fixed interest rates               9,539          38,017          15,578          63,134
                                           --------        --------        --------        --------
Total loans                                $309,970        $ 57,566        $ 16,067        $383,603
                                           ========        ========        ========        ========

Note: Total shown is net of deferred loan fees of $391,000 at September 30, 2000.

The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At September 30, 2000, approximately 84% of the Company's loan portfolio consisted of floating interest rate loans.

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings and other real estate owned. The following table shows nonperforming assets at the dates indicated

                                                                                         September 30,         December 31,
(Dollars in thousands)                                                                 2000        1999            1999
---------------------------------------------------------------------------------------------------------------------------
Nonaccural loans ..............................................................        $  --        $1,187         $1,396
Loans 90 days past due and still accruing .....................................           --            --             --
Restructured loans ............................................................           --            --             --
                                                                                       -----        ------         ------
   Total nonperforming loans ..................................................           --         1,187          1,396
Foreclosed assets .............................................................           --            --             --
                                                                                       -----        ------         ------
   Total nonperforming assets .................................................        $  --        $1,187         $1,396
                                                                                       =====        ======         ======

Nonperforming assets as a percentage of period end loans plus foreclosed assets           --%         0.48%          0.51%


The Company had no non-performing assets (NPA's) as of September 30, 2000. NPA's were $1,187,000 as of September 30, 1999 and $1,396,000 as of December 31, 1999.

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

The following table summarizes the Companys' loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                                                            September 30, 2000      December 31,
(Dollars in thousands)                                                      2000          1999         1999
                                                                            ----          ----         ----
Balance, beginning of period ......................................      $ 5,003        $ 3,825        $ 3,825
Charge-offs:
   Domestic:
     Commercial, financial and agricultural .......................          (20)          (194)          (203)
     Real estate-land and construction ............................           --             --             --
     Real estate-mortgage .........................................           --             --             --
     Installment loans/credit card ................................           --           (603)          (603)
                                                                         -------        -------        -------
 Total charge-offs ................................................          (20)          (797)          (806)
Recoveries:
   Domestic:
     Commercial, financial and agricultural .......................           33             58             64
     Real estate-land and construction ............................           --             --             --
     Real estate-mortgage .........................................           --             --             --
     Installment loans/credit card ................................           --             --              9
                                                                         =======        =======        =======
Total recoveries ..................................................           33             58             73
                                                                         -------        -------        -------
Net (charge-offs) recoveries ......................................           13           (739)          (733)
Provision for loan losses .........................................        1,484          1,483          1,911
                                                                         -------        -------        -------
Balance, end of period ............................................      $ 6,500        $ 4,569        $ 5,003
                                                                         =======        =======        =======

RATIOS:
Net (charge-offs) recoveries to average loans outstanding .........         0.01%          0.31%          0.30%
Allowance for loan losses to average loans ........................         1.70%          1.85%          2.04%
Allowance for loan losses to total loans at end of period .........         1.69%          1.86%          1.84%
Allowance for loan losses to nonperforming loans ..................           --%           385%           358%


The following table summarizes the allocation of the allowance for loan losses
(ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                  September 30, 2000       September 30, 1999           December 31, 1999
                              ----------------------------------------------------------------------------------
                                        Percent of ALL                                           Percent of ALL
                                       in each category            Percent of ALL                 in each
                                            to                    in each category             Category to total
(Dollars in thousands)         Amount   total loans     Amount     to total loans     Amount          loans
----------------------------------------------------------------------------------------------------------------
Commercial                    $3,121           2.21%     $2,196           2.08%      $2,635              2.23%
Real estate - land and
construction                   1,481           1.25%      1,064           1.55%       1,076              1.58%
Real estate - mortgage           512           0.42%        293           0.42%         356              0.43%
Consumer                          49           1.74%         28           1.37%          32              1.48%
Unallocated                    1,337             --%        988             --%         904                --%
                              ------                     ------                      ------
Total                         $6,500           1.69%     $4,569           1.86%      $5,003              1.84%
                              ======                     ======                      ======

The increase in the allowance for loan losses reflects the growth in the Company's overall level of loans, primarily in the commercial and real estate loan portfolio offset by the decrease resulting from the sale of the Internet credit card portfolio in 1999.

DEPOSITS

Deposits totaled $535,534,000 at September 30, 2000, an increase of 28%, as compared to total deposits of $418,540,000 at December 31, 1999. The increase in deposits was primarily due to increases in noninterest bearing deposits, interest bearing deposits, and time deposits, primarily time deposits $100,000 and over. Noninterest bearing deposits, interest bearing deposits, were $158,352,000 at September 30, 2000, as compared to $109,432,000 at December 31,
1999. Interest bearing deposits were $14,849,000 at September 30, 2000, as compared to $9,898,000 at December 31, 1999. Time deposits were $183,434,000 at September 30, 2000, as compared to $135,150,000 at December 31, 1999.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                        Nine months ended           Year ended
                                       September 30, 2000       December 31, 1999
                                       ----------------------------------------------
                                       Average      Average    Average      Average
 (Dollars in thousands)                Balance    Rate Paid    Balance     Rate Paid
-------------------------------------------------------------------------------------
Demand, noninterest bearing           $129,990           --%   $106,397           --%
Demand, interest bearing                12,537         1.31%      9,476         1.40%
Saving and money market                158,455         4.49%    133,890         3.41%
Time deposits, under $100,000           51,990         5.93%     38,295         5.34%
Time deposits, $100,000 and over       105,185         5.82%     64,696         4.88%
Brokered deposits                       10,981         6.42%      8,812         5.88%
                                      --------                 --------
     Total average deposits           $469,138         3.66%   $361,566         2.88%
                                      ========                 ========

DEPOSIT CONCENTRATION AND DEPOSIT VOLATILITY

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of September 30, 2000.

(Dollars in thousands)                       Balance       % of Total
---------------------------------------------------------------------
Three months or less                         $ 56,200            44%
Over three months through twelve months        65,548            51%
Over twelve months                              7,104             5%
                                             --------      --------
       Total                                 $128,852           100%
                                             ========      ========


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

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2000, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:



                                                  Within    Due in Three      Due After
                                                   Three      to Twelve      One to Five    Due After     Not Rate-
(Dollars in thousands)                            Months        Months          Years      Five Years     Sensitive      Total
--------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
 Federal funds sold                              $  94,700     $      --     $      --     $      --     $      --     $  94,700
 Securities                                             --        11,243        20,807        18,248            --        50,298
 Total loans                                       314,814        25,809        57,566        16,067            --       414,256
                                                 ---------     ---------     ---------     ---------     ---------     ---------
 Total interest earning assets                     409,514        37,052        78,373        34,315            --       559,254
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Cash and due from banks                                 --            --            --            --        28,152        28,152
Other assets                                            --            --            --            --        20,442        20,442
                                                 ---------     ---------     ---------     ---------     ---------     ---------

        Total assets                             $ 409,514     $  37,052     $  78,373     $  34,315     $  48,594     $ 607,848
                                                 =========     =========     =========     =========     =========     =========
INTEREST BEARING LIABILITIES:

 Demand, interest bearing                        $  14,849     $      --     $      --     $      --     $      --        14,849
 Savings and money market                          178,900            --            --            --            --       178,900
 Time deposits                                      71,547        99,380        12,507            --            --       183,434
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Total interest bearing liabilities                 265,296        99,380        12,507            --            --       377,183
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Noninterest demand deposits                         72,105            --            --            --        86,246       158,351
Other liabilities                                       --            --            --            --        22,778        22,778
Shareholders' equity                                    --            --            --            --        49,536        49,536
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Total liabilities and shareholders' equity       $ 337,401     $  99,380     $  12,507     $      --     $ 158,560     $ 607,848
                                                 =========     =========     =========     =========     =========     =========

Interest rate sensitivity GAP                    $  72,113     $ (62,328)    $  65,866     $  34,315     $(109,966)    $      --
                                                 =========     =========     =========     =========     =========     =========
Cumulative interest rate sensitivity GAP         $  72,113     $   9,785     $  75,651     $ 109,966     $      --     $      --
Cumulative interest rate sensitivity GAP ratio       11.86%         1.61%        12.45%        18.09%           --%           --%


The foregoing table demonstrates that the Company had a positive cumulative one year gap of $9,787,000, or 1.61% of total assets, at September 30, 2000. In theory, this would indicate that $9,787,000 more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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


LIQUIDITY AND LIABILITY MANAGEMENT

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At September 30, 2000, the Company's primary liquidity ratio was 26.8%, comprised of $26.5 million in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $10 million of available-for-sale securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $94.7 million, and $28.2 million in cash and due from banks, as a percentage of total unsecured deposits of $520.6 million. The decline in the liquidity ratio from 34.0% at December 31, 1999 was a result of the use of liquid assets to fund loan growth during the first nine months of 2000.

CAPITAL RESOURCES

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:


                                     September 30,        December 31,
                                 ------------------------------------
(Dollars in thousands)             2000          1999         1999
---------------------------------------------------------------------
Capital components:
  Tier 1 Capital                 $ 63,439      $ 43,531      $ 44,530
  Tier 2 Capital                    6,423         4,313         4,646
                                 --------      --------      --------
   Total risk-based capital      $ 69,862      $ 47,844      $ 49,176
                                 ========      ========      ========
Risk-weighted assets             $513,731      $344,751      $371,322
Average assets                   $593,571      $406,686      $475,295

                                                                         Minimum
                                                                        Regulatory
                                                                       Requirements
                                                                       ------------
Capital ratios:
  Total risk-based capital        13.6%         13.9%          13.2%         8.0%
  Tier 1 risk-based capital       12.3%         12.6%          12.0%         4.0%
  Leverage ratio (1)              10.7%         10.7%           9.4%         4.0%

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

Item 4. - Submission of Matters to a Vote of Security Holders.

On August 24, 2000, the Company held a special meeting of shareholders to vote on a proposal to approve a merger among Heritage, Western Holdings Bancorp and its subsidiary Bank of Los Altos Bank. The vote was as follows:

     For              Against               Abstain              Broker Non-Votes
4,418,169             10,130                   660                  2,605,598

Item 6. - Exhibits and Reports on Form 8-K

(a)     Exhibits included with this filing:

 Exhibit Number                              Name
----------------------------------------------------------------------------
      27.1        Financial Data Schedule


(b)     Reports on Form 8-K

On July 24, 2000, the Company filed its earnings press release for the second quarter ended June 30, 2000 with the SEC on Form 8-K under item 5. The report included the unaudited three months and six months income statements and balance sheets as of June 30, 2000 and 1999.

On October 16, 2000 the Company filed its press release for the completed merger with Western Holdings Bancorp with the SEC on Form 8-K under item 2 and item 7. The report included the unaudited pro forma condensed combined balance sheet as of June 30, 2000, and the pro forma condensed combined income statement for the six months period ended June 30, 2000.

On October 24, 2000, the Company filed its earnings press release for the third quarter ended September 30, 2000 with the SEC on Form 8-K under item 5. The report included the unaudited three months and six months income statements and balance sheets as of September 30, 2000 and 1999.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Heritage Commerce Corp
                                    ------------------------------------------
                                              (Registrant)

       November 14, 2000                     /s/ Richard L. Conniff
--------------------------------    ------------------------------------------
              Date                    Richard L. Conniff, President and COO

       November 14, 2000                        /s/ Brad L. Smith
--------------------------------    ------------------------------------------
              Date                  Brad L. Smith, Chairman of the Board and CEO

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
27.1              Financial Data Schedule