Form 10-K405
period 2000-12-31
HERITAGE COMMERCE CORP
filed 2001-03-30
CIK 1053352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                    FORM 10-K
(MARK ONE)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 2000

                                       OR

      [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from                    to

                          Commission File No. 000-23877
-------------------------------------------------------------------------------

                             HERITAGE COMMERCE CORP
             (Exact name of registrant as specified in its charter)

                   CALIFORNIA                                77-0469558
 (State or other jurisdiction of incorporation            (I.R.S. Employer
                or organization)                         Identification No.)

             150 ALMADEN BOULEVARD
              SAN JOSE, CALIFORNIA                              95113
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (408) 947-6900


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

       COMMON STOCK (NO PAR VALUE)                  NASDAQ
          (Title of class)           (Name of each exchange on which registered)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]       No_____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock on March 28, 2001 on the Nasdaq National Market was $9.00.

As of March 28, 2001, 11,076,965 shares of the Registrant's common stock (no par value) were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                  PARTS OF FORM 10-K INTO WHICH
DOCUMENTS INCORPORATED                            INCORPORATED
------------------------------------------ ------------------------------------
Definitive proxy statement for the Company's 2001
Annual Meeting of Shareholders to be filed within
120 days of the end of the fiscal year ended
December 31, 2000.                                Part III

                             HERITAGE COMMERCE CORP
                                    INDEX TO
                           ANNUAL REPORT ON FORM 10-K
                        FOR YEAR ENDED DECEMBER 31, 2000

                                                                            Page
                                                                            ----
                                     PART I

Item 1      Business                                                        3
Item 2      Properties                                                     16
Item 3      Legal Proceedings                                              17
Item 4      Submission of Matters to a Vote of Security Holders            17

                                     PART II

Item 5      Market for the Registrant's Common Equity
            and Related Stockholder Matters                                18
Item 6      Selected Financial Data                                        21
Item 7      Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      23
Item 7A     Quantitative and Qualitative Disclosures About Market Risk     38
Item 8      Financial Statements and Supplementary Data                    39
Item 9      Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                            39

                                    PART III

Item 10     Directors and Executive Officers of the Registrant             40
Item 11     Executive Compensation                                         40
Item 12     Security Ownership of Certain Beneficial Owners
            and Management                                                 40
Item 13     Certain Relationships and Related Transactions                 40

                                     PART IV

Item 14     Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K                                                    41

                                     PART I

ITEM 1 - BUSINESS

GENERAL

Heritage Commerce Corp (the "Company") is registered with the Board of Governors of the Federal Reserve System ("FRB") as a Bank Holding Company under the Bank Holding Company Act ("BHCA"). The Company was organized in 1997 to be the holding Company for Heritage Bank of Commerce ("HBC"). In 1998 the Company also became the holding Company for Heritage Bank East Bay ("HBEB"); in January 2000 the Company became the holding Company for Heritage Bank South Valley ("HBSV"); and in October 2000 the Company became the holding Company for Bank of Los Altos ("BLA"). HBC, HBEB, HBSV, and BLA are sometimes collectively referred to herein as the "Banks".

On February 21, 2000, a 10 percent stock dividend was paid to shareholders of record as of February 7, 2000. Accordingly, all historical financial information has been restated as if the stock dividend had been in effect for all periods presented.

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

On May 9, 2000, the Company signed a definitive merger agreement with Western Holdings Bancorp, holding Company of Bank of Los Altos ("BLA"). The agreement provided for shareholders of Western Holdings Bancorp to receive shares of Heritage Commerce Corp stock in a tax free exchange. The estimated value of the merger at signing was approximately $40.9 million based on Heritage Commerce Corp's closing price of $10.875 on May 9, 2000. On August 24, 2000, both companies received shareholder approval to merge. The merger, which was accounted for as a pooling of interests, was completed on October 1, 2000. Bank of Los Altos, a privately held full service commercial bank with two branches in Los Altos and one in Mountain View now operates as a wholly owned subsidiary of Heritage Commerce Corp. Unless otherwise noted, the information contained herein has been restated on a historical basis as if the Companies had been combined for all periods presented.

General Banking Services

The Company's customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in Santa Clara, Alameda, and Contra Costa counties. Businesses served include manufacturers, distributors, contractors, professional corporations/partnerships, and service businesses. The Company had approximately 14,600 deposit accounts at December 31, 2000.

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

HBC's main and executive offices and the Company's offices are located at 150 Almaden Boulevard, San Jose, California 95113. In addition, HBEB is located at 3077 Stevenson Blvd., Fremont, California 94538, HBSV is located at 18625 Sutter Drive, Morgan Hill, California 95037, and BLA is located at 4546 El Camino Real, Los Altos, California 94022. See Item 2 -"PROPERTIES." The Company's primary market area is Santa Clara, Alameda, and Contra Costa counties. The Company serves a secondary market consisting of the South Bay portion of the San Francisco Bay area and portions of other counties contiguous to its primary market area.

Recent management change

On June 15, 2000, John E. Rossell resigned as president and chief executive officer of the Company. As a result, Brad L. Smith, chairman of the Company, assumed the role of chief executive officer of the Company and acting president of Heritage Bank of Commerce, and Richard Conniff, a director of the Company and president of Heritage Bank East Bay, assumed the role of president and chief operating officer of the Company. The Company incurred a $630,000 after tax charge from this change in management in 2000.

COMPETITION

The banking and financial services business in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial services providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Company is unable to accommodate a customer's needs, the Company seeks to have those services provided in whole or in part by its correspondent banks. See Item 1 - "BUSINESS - Supervision And Regulation."

SUPERVISION AND REGULATION

General

Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary of certain laws which relate to the regulation of the Company and the Banks. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

As a registered bank holding Company, the Company is subject to the supervision of, and to regular inspection by, the FRB. Historically the activities of bank holding companies such as the Company have been limited by the BHCA to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or any other activity which the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by a bank holding Company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies are required to give notice to or obtain prior approval from FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank. For discussion of recent expansion of the powers of bank holding companies, see "Financial Services Modernization Legislation" below. The Company is also a bank holding Company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the "Department").

The Company's common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Deposit accounts at the Banks are insured by the Federal Deposit Insurance Corporation (FDIC), which currently insures deposits to a maximum of $100,000 per depositor. For this protection, the Banks pay a semi-annual assessment and are subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

HBC, HBEB, HBSV, and BLA are California state-chartered bank and members of the Federal Reserve System. State banks chartered in California that are members of the Federal Reserve System are subject to regulation, supervision and regular examination by the Department and by the Federal Reserve Board. The regulations of the Department and the FRB govern most aspects of the Banks' business, including reporting requirements, activities, investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and other areas.

Financial Services Modernization Legislation

The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") became effective March 11, 2000. The Financial Services Modernization Act repeals the two provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any Company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding Company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

In order for the Company to take advantage of the ability to affiliate with other financial services providers, the Company must become a "Financial Holding Company" as permitted under an amendment to BHCA. To become a Financial Holding Company, the Company would file a declaration with the FRB, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because all of its insured depository institution subsidiaries are well-capitalized and well-managed. In addition, the FRB must also determine that each insured depository institution subsidiary of the Company has at least a "Satisfactory" CRA rating. The Company currently meets the requirements to make an election to become a Financial Holding Company. The Company's management has not determined at this time whether it will seek an election to become a Financial Holding Company. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of the expanded powers provided in the Financial Services Modernization Act.

The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance Company portfolio investment, real estate development, real estate investment, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

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

The Financial Services Modernization Act provides that designated federal regulatory agencies, including the FDIC, the FRB, the OCC and the SEC, are to publish regulations to implement certain provisions of the Act. These agencies have cooperated in the release of rules that establish minimum requirements to be followed by financial institutions for protecting the privacy of financial information provided by consumers. The FDIC's rule, which would establish privacy standards to be followed by state nonmember banks such as the Banks, requires a financial institution to (i) provide notice to customers about its privacy policies and practices, (ii) describe the conditions under which the institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and (iii) provide a method for consumers to prevent the financial institution from disclosing information to nonaffiliated third parties by "opting out" of that disclosure.

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, HBC, HBEB, HBSV, and BLA will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules are applicable to national banks.

The Company and the Banks do not believe that the Financial Services Modernization Act has had or will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Banks face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Banks.

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

The payment of cash dividends by the Company depends on various factors, including the earnings and capital requirements of itself and its subsidiaries, and other financial conditions. The primary source of funds for payment of dividends by the Company to its shareholders will be the receipt of dividends and management fees from the Banks. The Company has no present intention of paying cash dividends in the foreseeable future. The legal ability of the Banks to pay dividends is subject to restrictions set forth in the California banking law and regulations of the FDIC. No assurance can be given that the Banks will pay dividends at any time. For restrictions applicable to the Banks, see Item 5
- "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Dividends."

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

Capital Adequacy Guidelines

Federal banking agencies have adopted risk-based capital guidelines for insured banks and bank holding companies. These guidelines require a minimum risk-based capital ratio of 8%, with at least 4% in the form of "Tier 1" capital. Tier 1 capital consists of common equity, non-cumulative perpetual preferred stock, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves.

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

The following table presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2000:



                                                                                December 31, 2000
                                                   -----------------------------------------------------------------------
                                                             Actual                For Capital Adequacy Purposes
                                                   -----------------------------------------------------------------------
                                                      Amount           Ratio      Amount                 Ratio
                                                   -----------------------------------------------------------------------

Total risk-based capital/risk-weighted assets      $88,409,000        11.7%    $60,451,000     (greater than or equal to) 8.0%
Tier 1 capital/risk-weighted assets                $78,982,000        10.5%    $30,088,000     (greater than or equal to) 4.0%
Tier 1 capital / average assets                    $78,982,000         9.3%    $33,971,000     (greater than or equal to) 4.0%


Federal banking agencies, including the FRB and the FDIC, have adopted regulations implementing a system of prompt corrective action pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories based on the capital measures indicated below:

                                               Total Risk-Based   Tier 1 Risk-Based     Tier 1
          CAPITAL CATEGORY                       Capital Ratio       Capital Ratio   Leverage Ratio
         ------------------------------------------------------------------------------------------
         Well capitalized                              10.0%                6.0%                5.0%
         Adequately capitalized                         8.0%                4.0%                4.0%
         Undercapitalized                     less than 8.0%      less than 4.0%      less than 4.0%
         Significantly undercapitalized       less than 6.0%      less than 3.0%      less than 3.0%
         Critically undercapitalized(1)                 N/A                 N/A                 N/A
         ------------------------------------------------------------------------------------------

(1) Tangible equity to total assets less than 2.0%

The regulations establish procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations and procedures for issuance of directives by the appropriate regulatory agency, among other matters. See Item 1
- "BUSINESS - Supervision and Regulation - Prompt Corrective Action."

The appropriate federal banking agency, after notice and an opportunity for a hearing, is authorized to treat a well capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subject to the restrictions on undercapitalized institutions (provided that a capital restoration plan cannot be required of the institution) described below and an undercapitalized institution can be subject to the restrictions applicable to significantly undercapitalized institutions described below. See Item 1 - "BUSINESS - Supervision And Regulation - Prompt Corrective Action."

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

The FDIC assigns each Bank Insurance Fund (BIF) member institution an annual FDIC assessment rate, summarized below (assessment figures are expressed in terms of cents per $100 in deposits):

      Capital Category                Group A        Group B     Group C
      -------------------------------------------------------------------
      Well capitalized                    0(1)           3          17
      Adequately capitalized              3             10          24
      Undercapitalized                   10             24          27
      -------------------------------------------------------------------

(1) Subject to a statutory minimum assessment of $2,000 per year (which also applies to all other assessment risk classifications).

At December 31, 2000, HBC's, HBEB's, HBSV's, and BLA's assessment rates were all equivalent to that of a well capitalized, group A institution.

Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, the Banks began paying, in addition to their normal deposit insurance premium as a member of the BIF, an assessment that is used toward the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), also pay an assessment, which generally has been calculated at a higher rate than the assessment paid by banks. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the FICO Bonds became equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 1999, there were still financial institutions chartered as savings associations.

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

Directors, officers and principal shareholders of the Company, and the companies with which they are associated, may conduct banking transactions with the Company in the ordinary course of business. Any loans and commitments to loans included in such transactions must be made in accordance with applicable law, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness, and on terms not involving more than the normal risk of collectibility or presenting other unfavorable features.

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

EMPLOYEES

At December 31, 2000, the Company employed 216 persons, primarily on a full-time basis. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 2 - PROPERTIES

HBC's main and executive offices and the Company's offices are located at 150 Almaden Boulevard, San Jose, California 95113. HBEB is located at 3077 Stevenson Blvd., Fremont, California 94538. HBSV is located at 18625 Sutter Blvd., Morgan Hill, California 95037. BLA's main office is located at 4546 El Camino Real, Los Altos, California 94022.

The main office at 150 Almaden Boulevard, San Jose, California, is leased under a non-cancelable operating lease with a non-affiliated third party with terms, including renewal options, ranging from 5 to 14 years. The primary operating area consists of approximately 13,500 square feet of space comprising the entire usable ground floor and a portion of the second floor of a 15-story class-A office building in downtown San Jose. This space also serves as the main office of HBC. The lease arrangement for the primary operating area is a "partial gross lease" for 15 years commencing June 8, 1996 and expiring February 28, 2010. The monthly rent under the lease for the first five-year term is $21,465. During the second five-year term the monthly rent increases to $25,515 and will increase to 95 percent of fair rental value starting from year eleven until the term expires. Provisions of the lease include the right to early termination after 120 months.

In addition, the Company leased approximately 1,255 square feet of space contiguous to the primary operating area for meetings, staff training and marketing events. The lease for this additional space commenced January 1, 1997 and expires December 31, 2001. The monthly rent for this additional space is $2,259.

In August 1997, the Company leased an area on the second floor of Heritage's main office containing approximately 2,175 square feet of space. The monthly rent is $4,024 until May 31, 2001, when the monthly rent will increase to $4,785 for the following five-year period. The rent for the period from May 31, 2006 until the end of the lease will be 95 percent of fair rental value at that time. The lease for this additional space is coterminous with the original lease.

In June of 1998, the Company leased space at 100 Park Center Plaza, Suite 300, consisting of approximately 5,623 square feet of space. The rent started at $11,527 for the first year and ends at $12,651 in the last year of the lease. The lease will terminate on May 31, 2003.

In February 1998, Heritage leased space for HBEB's primary office at 3077 Stevenson Blvd., Fremont, California, consisting of 6,590 square feet of space in a stand-alone office building. The lease, which commenced February 1, 1998, is for a ten-year period expiring January 2008. The rent for the first twelve-month period is $13,180 per month, and the rent increases annually thereafter by 4%.

Also in March of 1999, the Company entered into an agreement to lease 7,260 square feet of office space for HBSV's primary office in a one-story building consisting of 26,353 square feet, located at 18625 Sutter Boulevard in Morgan Hill, California. The commencement date of the lease was November 1, 1999 with monthly rent payments beginning at $11,447, subject to adjustments every 36 months thereafter based on the percentage increase in the consumer price index as defined in the lease agreement. The term of the lease is 15 years, expiring on October 31, 2014.

In September of 1999, the Company entered into an agreement to sublease approximately 2,700 square feet of office space in a one-story multi-tenant building located at 310 Hartz Avenue in Danville, California in order to relocate HBEB's San Ramon office. The commencement date of the sublease was September 15, 1999, with monthly rent payments beginning at $7,025, subject to annual increases of 4%. The term of the sublease is approximately 7 1/2 years, expiring on December 31, 2007.

In April of 2000, the Company leased the third floor of 150 Almaden Boulevard, San Jose, California consisting of 12,824 square feet. The lease will expire on February 28, 2010, coterminous with the lease for the main office. Rent payments, which will begin in October of 2000, will be $42,319 per months, subject to annual increase of 3%.

The main office for Bank of Los Altos is located at 4546 El Camino Real, Los Altos, California. The Bank executed the lease of approximately 7,900 square feet of space in April 1995, to expire in April 2005, with options to renew at that time. The lease calls for annual consumer price index adjustments between 2% and 5%. Current monthly rent at this facility is $14,723.

Bank of Los Altos owns a two-story, 2,800 square feet office building near downtown Los Altos, California, at 477 S. San Antonio Road. The building was sold in December 2000.

The San Antonio branch of BLA is located at 369 S. San Antonio Road, Los Altos, California. The lease covers approximately 3,500 square feet and has a ten year term from October 1998 through September 2008, with options to renew available at that time. Current monthly rent is $13,665 and increases 4% each year.

The Mountain View branch of BLA is located at 175 El Camino Real, Mountain View, California. The lease is for approximately 4,800 square feet and has a ten year term from August 1998 through July 2008, with options to renew available at that time. The lease calls for annual consumer price index adjustments between 3% and 6%. Current monthly rent is $11,297.

Refer to Note 10 of the Company's Consolidated Financial Statements, beginning on page F-1 of this Report on Form 10-K, for additional information on rent expense.


ITEM 3 - LEGAL PROCEEDINGS

In 1992 and for a period prior thereto, a former officer and director of Bank of Los Altos served as a director of Pacific National Financial Company (PNFC), a Canadian corporation, when a PNFC subsidiary was Bank of Los Altos's parent company. In December 1998, Bank of Los Altos received a request for indemnity from the former officer under an indemnity agreement entered into by Bank of Los Altos in December 1992. The request for indemnity relates to three complaints filed in July 1998 naming the former officer and seven other former directors of PNFC and seeks damages of $166 million ($Canadian 240 million) arising from their role as PNFC directors. The largest of the three actions alleges that the defendants breached their fiduciary duties to PNFC, resulting in its 1992 bankruptcy. The former officer has requested that Bank of Los Altos pay for his defense and indemnify him in connection with such actions. Although Bank of Los Altos has reserved its rights under the indemnity agreement, it has conditionally agreed to be responsible for payment of the former officer's defense costs. Following service of the complaints in December, 1998, Bank of Los Altos has been informed by counsel that there has been no effort to prosecute the cases by the plaintiffs or any communications from plaintiffs stating an intent to proceed with the litigation. Based on the representations of the former officer and discussions with legal counsel, management and the Board of Directors of the Company and Bank of Los Altos have no reason to believe that the indemnification will result in any material effect on the financial statements of the Company.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

The information in the following table for 2000 and 1999 indicates the high and low bid prices for the Common Stock, based upon information provided by the Nasdaq National Market as restated on a historical basis to reflect the merger with Western Holdings Bancorp, which closed in October 2000 as a pooling of interests as if the Companies had been combined for all periods presented. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                HIGH      LOW
                             --------------------
           2000
           Fourth Quarter      $10.25   $ 8.75
           Third Quarter        11.34    10.14
           Second Quarter       11.66     9.98
           First Quarter        13.40    10.83

           1999
           Fourth Quarter      $13.07   $10.99
           Third Quarter        12.65    10.64
           Second Quarter       14.99     8.67
           First Quarter        16.05    10.66


Listed amounts are adjusted to reflect (i) a 3-for-2 stock split paid on February 19, 1999 to shareholders of record as of February 5, 1999, and (ii) a 10 percent stock dividend which was paid on February 21, 2000 to shareholders of record as of February 7, 2000.

HBC's stock was exchanged on a share for share basis with the stock of the Company following the formation of the Company as the bank holding Company for HBC in February 1998. As of February 15, 2001, there were approximately 1,100 holders of Common Stock.

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

For regulatory restrictions on payment of dividends by the Company, see Item 1- "BUSINESS - Regulation and Supervision - Limitations on Dividends."

HBC paid a cash dividend to the Company in 1998. To date, the Company has not paid cash dividends. It is the current policy of the Company to retain earnings to increase its capital to support growth. Payment of cash dividends in the future will depend upon the Company's earnings and financial condition and other factors deemed relevant by management. Accordingly, it is likely that no cash dividends from the Company will be paid in the foreseeable future.

In January 1999, the Company's Board of Directors declared a 3 for 2 stock split payable to shareholders of record as of February 5, 1999. The Company accounted for the transaction by restating all share information to reflect the effect of the split. The payable date of the split was February 19, 1999.

In January 20, 2000, the Company's Board of Directors declared a 10% stock dividend payable to shareholders of record as of February 7, 2000. The payable date of the dividend was February 21, 2000. The Company accounted for the transaction by decreasing retained earnings and increasing the common equity by an amount equal to the fair value of the additional shares issued which was $9,272,000 based on the closing price of $14.50 per share as of January 20, 2000.

MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

Heritage Capital Trust I

Heritage Capital Trust I is a Delaware business trust formed by Heritage Commerce Corp for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities.

During the first quarter of 2000, Heritage Capital Trust I issued 7,000 Trust Preferred Securities with a liquidation value of $1,000 per security to the Company for gross proceeds of $7,000,000. The entire proceeds of the issuance were invested by Heritage Capital Trust I in $7,000,000 aggregate principal amount of 10.875% subordinated debentures due 2030 (the Subordinated Debentures) issued by the Company. The Subordinated Debentures represent the sole assets of Heritage Capital Trust I. The Subordinated Debentures mature on March 8, 2030, bear interest at the rate of 10.875%, payable semi-annually, and are redeemable by the Company at a premium beginning on or after March 8, 2010 based on a percentage of the principal amount of the Subordinated Debentures as stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after March 8, 2020. The Trust Preferred Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on March 8, 2030. The Subordinated Debentures bear the same terms and interest rates as the Trust Preferred Securities.

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

Heritage Statutory Trust I

Heritage Capital Statutory Trust I is a Delaware business trust formed by Heritage Commerce Corp for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities.


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

For financial reporting purpose, the Subordinated Debentures and related trust investments in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities are included in the consolidated balance sheet. Under applicable regulatory guidelines all of the Trust Preferred Securities currently qualify as Tier I capital.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

SELECTED FINANCIAL DATA(1)

                                                             AT AND FOR YEAR ENDED DECEMBER 31,
-------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands, except per share
amounts and ratios)                                 2000             1999             1998              1997            1996
-------------------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
  Interest income                             $     67,921      $     45,418     $     38,193     $     24,533     $     16,552
  Interest expense                                  25,101            15,398           12,048            7,071            4,954
                                               -----------      ------------      -----------      -----------     ------------
  Net interest income before provision
     for probable loan losses                       42,820            30,020           26,145           17,462           11,598
  Provision for probable loan losses                 3,159             2,198            1,806            1,330              830
                                               -----------      ------------      -----------      -----------     ------------
  Net interest income after provision for
     probable loan losses                           39,661            27,822           24,339           16,132           10,768
  Non interest income                                2,877             6,051            3,178            2,129            1,904
  Non interest expenses                             34,060            26,598           21,744           14,202           10,337
                                               -----------      ------------      -----------      -----------     ------------

  Income before income taxes                         8,478             7,275            5,773            4,059            2,335
  Provision for income taxes                         3,049             2,606            2,267            1,224              221
                                               -----------      ------------      -----------      -----------     ------------
  Net income                                  $      5,429      $      4,669     $      3,506     $      2,835     $      2,114
                                              ============      ============     ============     ============     =============

PER SHARE DATA(2):
  Basic net income(3)                          $      0.51      $       0.47     $       0.39     $       0.34     $       0.27
  Diluted net income(4)                        $      0.49      $       0.43     $       0.35     $       0.31     $       0.24
  Book value(5)                                $      6.01      $       5.45     $       4.45     $       3.74     $       3.49
  Weighted average number of shares
     outstanding - basic                        10,607,584         9,885,036        8,990,769        8,399,174        7,773,121
  Weighted average number of shares
     outstanding - diluted                      11,108,329        10,922,977        9,916,907        9,185,147        8,724,335
  Shares outstanding at period end              10,939,124         9,737,739        9,433,773        8,406,121        8,133,542

BALANCE SHEET DATA:
  Investment securities                       $    110,802      $     74,819     $    127,217     $    118,988     $    102,504
  Net loans                                        601,130           394,729          332,862          194,076          124,254
  Allowance for probable loan losses                 9,651             6,511            5,069            3,270            2,180
  Total assets                                     846,224           677,233          581,404          394,122          261,948
  Total deposits                                   738,186           601,420          509,916          355,728          225,652
  Other borrowed funds                              18,000            12,000           22,500            3,500              ---
  Trust Preferred securities                        14,000               ---              ---              ---              ---
  Total shareholders' equity                        65,733            56,544           41,991           31,474           28,392

SELECTED PERFORMANCE RATIOS:
  Return on average assets(6)                         0.70%             0.79%            0.74%            0.91%            0.94%
  Return on average equity                            9.07%             9.68%            9.60%            9.58%            8.76%
  Net interest margin                                 5.95%             5.56%            6.03%            6.10%            5.71%
  Average net loans as a percentage of
     average deposits                                75.44%            71.88%           62.35%           58.28%           49.57%
  Average total shareholders' equity as a
     percentage of average total assets               7.69%             8.15%            7.68%            9.46%           10.76%

SELECTED ASSET QUALITY RATIOS(7):
  Net loan charge-offs to average loans                ---%             0.20%             ---%            0.14%            0.04%
  Allowance for loan losses to total loans            1.58%             1.62%            1.50%            1.66%            1.75%

CAPITAL RATIOS(8):
  Tier 1 risk-based                                   10.5%             11.3%             9.4%            13.4%            18.5%
  Total risk-based                                    11.7%             12.5%            10.5%            14.7%            19.8%
  Leverage                                             9.3%              8.5%             7.3%             8.3%            10.7%


Notes:

1) All amounts have been restated on a historical basis to reflect the merger with Western Holdings Bancorp, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

2) All share figures are adjusted to reflect (i) a 10% stock dividend paid to shareholders of record as of February 5, 1996; (ii) a 5% stock dividend paid to shareholders of record as of February 5, 1997; (iii) a 3-for-2 stock split paid to shareholders of record as of August 1, 1997; (iv) a 3-for-2 stock split paid to shareholders of record as of February 5, 1999; (v) a 10% stock dividend paid to shareholders of record as of February 7, 2000.

3) Represents net income divided by the average number of shares of common stock outstanding for the respective period.

4) Represents net income divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

5) Represents shareholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

6) Average balances used in this table and throughout this Annual Report are based on daily averages.

7) Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more, restructured loans, and other real estate owned. As of December 31, 2000, the Company had no nonperforming assets. As of December 31, 1999, the Company had $1,402,000 in nonperforming assets. As of December 31, 1998, the Company had $1,354,000 in nonperforming assets. As of December 31, 1997 and 1996, the Company had no nonperforming assets.

8)  The Risk-Based and Leverage Capital ratios are defined in Item 1 - "BUSINESS
    - Supervision And Regulation - Capital Adequacy Guidelines."

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to matters described in this section are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected.

RESULTS OF OPERATIONS

OVERVIEW

On January 20, 2000, the Company's Board of Directors declared a 10% stock dividend payable to shareholders of record on February 7, 2000. On January 27, 1999, the Company's Board of Directors declared a 3-for-2 stock split effective for shareholders of record on February 5, 1999. All outstanding and weighted average share amounts presented in this report have been restated to give effect to this activity. In addition, all amounts have been restated on a historical basis to reflect the merger with Western Holdings Bancorp and its wholly owned subsidiary, Bank of Los Altos, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

For the year ended December 31, 2000, consolidated net income was $5,429,000, or $0.49 per diluted share compared to $4,669,000, or $0.43 per diluted share and $3,506,000, or $0.35 per diluted share for the years ended December 31, 1999 and 1998, respectively. For the year ended December 31, 2000, consolidated net income, excluding merger-related costs of $2,026,000, net of tax, was $7,455,000, or $0.67 per diluted share. Costs associated with acquisition of Western Holdings Bancorp primarily included professional fees, costs of regulatory filings, payments under certain change of control provisions, and systems conversion expenses. The increase in 2000 over 1999 was primarily a result of the growth in the level of earning assets, funded by new deposits as well as to improvements in the Company's mix of earning assets in favor of higher yielding assets, such as loans. The increase in 1999 over 1998 was primarily attributable to the sale of the Internet credit card business and the mix and the growth in earning assets funded by new deposits at favorable rates.

Average interest earning assets for 2000 were up 32% over 1999. The increase was primarily attributable to growth in loans, which had higher yields than other interest earning assets. As a result, the average rate on interest earning assets increased to 9.43% in 2000, up from 8.40% in 1999 and 8.80% in 1998. Average interest bearing liabilities for 2000 were also up 33% over 1999, with the increase primarily attributable to growth in interest bearing demand deposits, savings, and money market accounts and time deposits. The Company's average rate paid on interest bearing liabilities increased to 4.75% in 2000, up from 3.88% in 1999 and 3.96% in 1998. As a result, net interest margin was 5.95% in 2000, compared to 5.56% in 1999 and 6.03% in 1998.

Total noninterest income was $2,877,000 in 2000, compared to $6,051,000 in 1999, and $3,163,000 in 1998. Noninterest income in 2000 included $716,000 in service charges and other fees, and a $778,000 increase in the value of Corporate Owned Life Insurance. Noninterest income in 1999 included $1,576,000 in revenue from the origination of credit cards for an unaffiliated financial institution, and a $969,000 gain on sale of securities. The credit card origination agreement terminated in 1999 and was not renewed. The Company, as a policyholder of a life assurance company, received a one-time pre-tax gain of $530,000 in 1999 as a result of the demutualization of that company.

Total noninterest expense was $34,060,000 in 2000, compared to $26,598,000 in 1999, and $21,744,000 in 1998. The increase in 2000 over 1999 was primarily in salaries and benefits, up 21%, as a result of the payment of severance costs related to a change in management and an increase in the number of employees to support the growth of the Company. The Company also incurred $3,164,000 of merger-related costs in 2000 associated with the merger with Western Holdings Bancorp.

Total assets as of December 31, 2000 were $846,224,00, an increase of $168,991,000, or 25%, from $677,233,000 as of December 31, 1999. Total deposits as of December 31, 2000 were $738,186,000, an increase of $136,766,000, or 23%, from $601,420,000 as of December 31, 1999.

Total portfolio loans as of December 31, 2000 were $610,781,000, an increase of $209,541,0000, or 52%, compared to $401,240,000 as of December 31, 1999. The
Company's allowance for probable loan losses was $9,651,000, or 1.58%, of total loans as of December 31, 2000. This compares with an allowance for probable loan losses of $6,511,000, or 1.62%, of total loans at December 31, 1999.

As of December 31, 2000, non-performing assets, comprised of nonaccrual loans, loans past due 90 days or more and still accruing, troubled debt restructuring and other real estate owned, were zero, compared to $1,402,000 as of December 31, 1999 and $1,354,000 as of December 31, 1998.

The Company's shareholders' equity at December 31, 2000 was $65,733,000, compared with $56,544,000 as of December 31, 1999, a 16% increase, which reflects net earnings in 2000, the exercise of stock options and the change in the unrealized gain/loss on securities available-for-sale. Book value per share was $6.01 as of December 31, 2000, compared to $5.45 as of December 31, 1999. The Company's leverage capital ratio increased to 9.3% at December 31, 2000, primarily due to the growth in the Company and the additional Tier I capital from the $14.0 million of trust preferred securities issued in 2000, from 8.5% at December 31, 1999 and 7.3% at December 31, 1998.

Return on average equity for the year ended December 31, 2000 was 9.07%, compared to 9.68% for 1999 and 9.60% for 1998. The decrease in 2000 from 1999 was due to the effect of the $2.0 million in merger-related costs, net of tax, for the merger with Western Holdings Bancorp in 2000. The increase in 1999 over 1998 was the result of the increased earnings offset by the increase in average equity of $11,631,000 primarily as a result of the stock offering completed in 1999. Return on average assets in 2000 decreased to 0.70% from 0.79% in 1999. Return on average assets was 0.74% in 1998.

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net yield on average interest earning assets for the periods indicated. Average balances are based on daily averages.


                                                                           Year Ended December 31,
                                   ------------------------------------------------------------------------------------------------
                                                2000                             1999                             1998
                                   ------------------------------------------------------------------------------------------------
                                               Interest    Average              Interest  Average                Interest  Average
                                   Average      Income/    Yield/   Average     Income/   Yield/     Average      Income/   Yield/
(Dollars in thousands)             Balance      Expense     Rate    Balance     Expense    Rate      Balance      Expense    Rate
-----------------------------------------------------------------------------------------------------------------------------------

ASSETS:
Loans, gross(1)                     $537,317    $ 56,709   10.55%   $380,686    $ 36,742     9.66%     $270,410    $ 28,625   10.59%
Investment securities(2)             102,541       6,254    6.10%     93,271       5,305     5.69%      132,224       7,954    6.02%
Federal funds sold                    80,073       4,958    6.19%     66,937       3,371     5.04%       31,263       1,614    5.16%
                                    --------    --------            --------    --------               --------    --------
   Total interest earning assets    $719,931    $ 67,921    9.43%   $540,894    $ 45,418     8.40%     $433,897    $ 38,193    8.80%
                                    --------    --------            --------    --------               --------    --------
Cash and due from banks               35,429                          25,520                             27,554
Premises and equipment, net            6,803                           6,723                              5,665
Other assets                          17,026                          18,864                              8,375
                                    --------                        --------                           --------
   Total assets                     $779,189                        $592,001                           $475,491
                                    ========                        ========                           ========

LIABILITIES AND SHAREHOLDERS'
EQUITY:
Deposits:
Demand, interest bearing            $ 55,616    $  1,014    1.82%   $ 39,996    $    717     1.79%     $ 27,628    $    610    2.21%
Savings and money-market             228,336       9,496    4.16%    186,112       6,107     3.28%      165,437       5,644    3.41%
Time deposits, under $100,000         73,058       4,273    5.85%     58,423       2,969     5.08%       33,154       1,762    5.32%
Time deposits, $100,000 and over     151,275       8,701    5.75%     86,963       4,201     4.83%       67,646       3,444    5.09%
Brokered deposits                     10,544         690    6.55%      8,812         508     5.76%        3,826         225    5.88%
Other borrowings                       9,617         927    9.64%     16,893         896     5.30%        6,836         363    5.31%
                                    --------    --------            --------    --------               --------    --------
   Total interest bearing
     liabilities                    $528,446    $ 25,101    4.75%   $397,199    $ 15,398     3.88%     $304,527    $ 12,048    3.96%
                                    --------    --------            --------    --------               --------    --------
Demand deposits                      183,422                         141,250                            129,445
Other liabilities                      7,433                           5,295                              4,988
                                    --------                        --------                           --------
   Total liabilities                 719,301                         543,744                            438,960
Shareholders' equity                  59,888                          48,257                             36,531
                                    --------                        --------                           --------
   Total liabilities and
      shareholders' equity          $779,189                        $592,001                           $475,491
                                    ========                        ========                           ========
Net interest income / margin                    $ 42,820    5.95%               $ 30,020     5.56%                 $ 26,145    6.03%
                                                ========                        ========                           ========

(1) Yields and amounts earned on loans include loan fees of $4,065,000, $2,819,000 and $2,074,000 for the years ended December 31, 2000, 1999, and
      1998. Nonaccrual loans of zero, $1,402,000 and $1,354,000 for the years ended December 31, 2000, 1999 and 1998 are included in the average balance calculations above.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis and does not include a fair value adjustment.

Net interest income for the year ended December 31, 2000 was $42,820,000, an increase of $12,800,000, or 43%, over the $30,020,000 reported for 1999. Net interest income for 1999 increased $3,875,000, or 15%, over the $26,145,000 reported for 1998. The increase in 2000 over 1999 occurred primarily as a result of growth in the Company's earning assets augmented by the overall increase in yields on earning assets, funded by the increases in demand, savings, and time deposits. The Company's average interest earning assets were $719,932,000 in 2000, up $179,038,000, or 33%, from the average $540,894,000 for 1999. The increase in 1999 over 1998 was primarily a result of the growth that occurred in earning assets offset by the decrease in yields, primarily on loans. The Company's average interest earning assets were up $106,997,000, or 25%, in 1999 from the average of $433,897,000 for 1998. The net yield on interest earning assets in 2000 was 9.43%, compared to 8.40% in 1999, and 8.80% in 1998.

The following tables show the changes in interest income resulting from changes in the volume of interest earning assets and interest-bearing liabilities and changes in the average rates earned and paid. The total change is shown in the column designated "Net Change" and is allocated in the columns to the left, for the portions attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated to the change in volume.

                                                               Years Ended December 31,
                                               2000 versus 1999                       1999 versus 1998
                                    ----------------------------------------------------------------------------
                                    Increase (Decrease) Due to Change In:  Increase (Decrease) Due to Change In:
                                       Average       Average      Net         Average       Average       Net
(Dollars in thousands)                 Volume         Rate       Change        Volume        Rate       Change
----------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Loans, gross                         $ 16,531     $  3,436     $ 19,967    $ 10,643     $ (2,526)    $  8,117
  Investment securities                     565          384          949      (2,216)        (433)      (2,649)
  Federal funds sold                        813          774        1,587       1,797          (40)       1,757
----------------------------------------------------------------------------------------------------------------
Total interest earning assets          $ 17,909     $  4,594     $ 22,503    $ 10,224     $ (2,999)    $  7,225
================================================================================================================
INTEREST BEARING LIABILITIES:
  Demand, interest bearing             $    285     $     12     $    297    $    221     $   (114)    $    107
  Savings and money-market                1,756        1,633        3,389         679         (216)         463
  Time deposits, under $100,000             856          447        1,303       1,284          (77)       1,207
  Time deposits, $100,000 and over        3,699          802        4,501         933         (176)         757
  Brokered deposits                         113           69          182         287           (4)         283
  Other borrowings                         (702)         733           31         533          ---          533
-----------------------------------    --------     --------     --------    --------     --------     --------
Total interest bearing liabilities     $  6,007     $  3,696     $  9,703    $  3,937     $   (587)    $  3,350
-----------------------------------    --------     --------     --------    --------     --------     --------
Net interest income                    $ 11,902     $    898     $ 12,800    $  6,287     $ (2,412)    $  3,875
================================================================================================================




PROVISIONS FOR PROBABLE LOAN LOSSES

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates.

For 2000, the provision for probable loan losses was $3,159,000, up $961,000 (or 44%) from $2,198,000 for 1999. The increase in the provision for 2000 and 1999 reflected the overall growth in the loan portfolio, the change in the mix of loans, and the Company's policy of making provisions to the allowance for probable loan losses. The provision for 1999 was up $392,000, or 22%, from $1,806,000 for 1998.

The allowance for probable loan losses represented 1.58%, 1.62%, and 1.50% of total loans at December 31, 2000, 1999, and 1998, respectively. See "Allowance for Probable Loan Losses" on page 33 for additional information.

NONINTEREST INCOME

The following table sets forth the various components of the Company's noninterest income:



                                                                         Increase (Decrease)
                                  ----------------------------------------------------------------- --------------------
                                    Years Ended December 31,                 2000 versus 1999        1999 versus 1998
                                  ----------------------------------------------------------------- --------------------
(Dollars in thousands)                 2000      1999         1998      Amount       Percent      Amount      Percent
------------------------------------------------------------------------------------------------------------------------
Other investments                    $   778    $   429    $   226     $   349           81%     $   203           90%
Service charges and other fees           716        560        407         156           28%         153           38%
Servicing income                         236      1,903        316      (1,667)         (88%)      1,587          502%
Gain on sale of Internet credit
   card portfolio                         60        289        ---        (229)         (79%)        289          ---%
Gain on sale of shares of
  demutualized  life assurance
  company                                 47        530        ---        (483)         (91%)        530          ---%
Gain on sale of securities                44        969        792        (925)         (95%)        177           22%
  available-for-sale
Gain on sale of deposits                  16        240        ---        (224)         (93%)        240          ---%
Gain on sale of loans                    ---        262        435        (262)        (100%)       (173)         (40%)
Other income                             980        869      1,002         111           13%        (133)         (13%)
                                  ---------------------------------------------                  --------
Total                                $ 2,877    $ 6,051    $ 3,178     $(3,174)         (52%)    $ 2,873           90%
                                  =============================================                  ========



Noninterest income for the year ended December 31, 2000 was $2,877,000, compared to $6,051,000 for 1999 and $3,178,000 for 1998. The decrease in 2000 from 1999 was primarily due to $1,576,000 in servicing income from the origination of credit cards for an unaffiliated financial institution in 1999, which was terminated in 1999, and a $969,000 gain on sale of securities available-for-sale recognized in 1999, compared to a $44,000 gain on sale of securities available-for-sale recognized in 2000. The decrease in gain on sale of loans was primarily due to the decrease in the level of sales of SBA loans in 2000, compared to 1999 reducing gains by $90,000. The Company, as a policyholder in a life assurance company, received a one-time pre-tax gain of $530,000 in 1999 as a result of the demutualization of that company while the Company had $47,000 such gain in 2000. The increase in other investments income in 2000 of $349,000 was primarily due to the increase in the Company's investment in certain life insurance contracts. The increase in 1999 over 1998 was primarily due to the increase in servicing income from credit cards services, gain on sale of securities, and the gain from the demutualization in 1999 over 1998.

NONINTEREST EXPENSES

The following table sets forth the various components of the Company's noninterest expenses:


                                                                              Increase (Decrease)
                                                            -------------------------------------------------
                            Years Ended December 31,            2000 versus 1999       1999 versus 1998
                            ------------------------------------------ --------------------------------------
(Dollars in thousands)        2000       1999       1998      Amount       Percent      Amount        Percent
-------------------------------------------------------------------------------------------------------------
Salaries and benefits       $17,477    $14,493    $10,941    $ 2,984           21%     $ 3,552           32%
Merger-related costs          3,164        ---        ---      3,164          ---%         ---          ---%
Occupancy                     2,399      2,034      1,424        365           18%         610           43%
Professional fees             1,861      1,659      1,041        202           12%         618           59%
Client services               1,839      1,527      2,426        312           20%        (899)         (37%)
Furniture and equipment       1,528      1,676      1,184       (148)          (9%)        492           42%
Advertising and promotion     1,029      1,113      1,001        (84)          (8%)        112           11%
Loan origination costs        1,011        539        449        472           88%          90           20%
Stationery & supplies           388        300        247         88           29%          53           21%
Telephone expense               359        208        172        151           73%          36           21%
All other                     3,005      3,049      2,859        (44)          (1%)        190            7%
                            -----------------------------------------                  --------
Total                       $34,060    $26,598    $21,744    $ 7,462           28%     $ 4,854           22%
                            =========================================                  ========


The following table indicates the percentage of noninterest expenses in each category:

                                                  Years Ended December 31,
------------------------------------------------------------------------------------------------
(Dollars in thousands)        2000       % of Total   1999     % of Total     1998    % of Total
------------------------------------------------------------------------------------------------
Salaries and benefits        $17,477         52%    $14,493         54%    $10,941         50%
Merger-related costs           3,164          9%        ---        ---%        ---        ---%
Occupancy                      2,399          7%      2,034          8%      1,424          7%
Professional fees              1,861          6%      1,659          6%      1,041          5%
Client services                1,839          5%      1,527          7%      2,426         11%
Furniture and equipment        1,528          4%      1,676          6%      1,184          5%
Advertising and promotion      1,029          3%      1,113          4%      1,001          5%

Loan origination costs         1,011          3%        539          2%        449          2%
Stationery & supplies            388          1%        300          1%        247          1%
Telephone expense                359          1%        208          1%        172          1%
All other                      3,005          9%      3,049         11%      2,859         13%
------------------------------------------------------------------------------------------------
Total                        $34,060        100%    $26,598        100%    $21,744        100%
================================================================================================

Noninterest expenses for the year ended December 31, 2000 were $34,060,000, up $7,462,000, or 28%, from $26,598,000 for the year ended December 31, 1999, and up $4,854,000, or 22%, in 1999 from $21,744,000 for the year ended December 31, 1998. The overall increase in noninterest expenses reflects the growth in infrastructure to support the Company's loan and deposit growth, the opening of Heritage Bank South Valley, and the merger costs related to Western Holdings Bancorp.

The increase in salaries and benefits expenses was primarily attributable to an increase in the number of employees and a $630,000 after tax severance charge due to the change in management in 2000. The Company employed 216 people at December 31, 2000, up 13 from 203 employees at December 31, 1999. The Company had 181 employees at December 31, 1998. The increase in furniture and equipment expenses in 1999 and in occupancy expenses in 2000 and 1999 was primarily attributable to an increase in the number of employees and new banking locations. The increase in professional fees was primarily due to consultants the Company has used for a variety of ongoing projects. Client services expense include outside data processing service costs, courier and armored car costs, imprinted check costs, and other client services costs, all of which are related to the level of and growth in loans and deposits at the Company.

PROVISION FOR INCOME TAXES

The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.

The provision for income taxes was $3,049,000, $2,606,000, $2,267,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The Company's effective tax rates were 36.0%, 35.8%, and 39.3% for the years ended December 31, 2000, 1999, and 1998, respectively. The effective tax rates are lower than the statutory rate of 42% due to the Company purchasing additional corporate owned life insurance policies on executive officers of the Company and changes in the level of investments in municipal securities, offset by certain nondeductible merger-related expenses in 2000.

FINANCIAL CONDITION

At December 31, 2000, the Company's total assets were $846,224,000, an increase of 25% from $677,233,000 at December 31, 1999. Total portfolio loans were $610,781,000, an increase of 52% from December 31, 1999, and total deposits were $738,186,000, an increase of 23% from December 31, 1999. The above reflects the continued strong internal growth of the Company.

SECURITIES PORTFOLIO

The following table sets forth the carrying value of investment securities at the dates indicated:

                                                                Years Ended December 31,
       (Dollars in thousands)                                2000        1999         1998
       -----------------------------------------------------------------------------------
       Securities available-for-sale (at fair value)
       U.S. treasury                                      $ 8,524    $11,501    $41,123
       U.S. agencies                                       48,202     21,466     31,588
       Mortgage-backed securities                          18,870     10,001      6,779
       Municipals                                          14,297      7,877      2,708
       Preferred stock                                        ---        ---      2,072
       Commercial paper                                     1,001        977      2,295
                                                          -------    -------    -------
          Total securities available-for-sale             $90,894    $51,822    $86,565
                                                          =======    =======    =======

       Securities held-to-maturity (at amortized cost)
       U.S. treasury                                     $    ---   $    ---    $ 3,538
       U.S. agencies                                          ---        ---      1,509
       Mortgage-backed securities                           5,783      6,760      7,616
       CMOs                                                 2,215      2,403      2,887
       Municipals                                          11,910     13,834     23,001
                                                          -------    -------    -------
            Total securities held-to-maturity             $19,908    $22,997    $38,551
                                                          =======    =======    =======




The following table summarizes the amounts and distribution of the Company's investment securities and the weighted average yields as of December 31, 2000:

                                                                   December 31, 2000
                        ----------------------------------------------------------------------------------------------------------
                                                                       Maturity
                        ----------------------------------------------------------------------------------------------------------
                                                                      After Five Years
                                               After One Year and      and Within Ten
(Dollars in thousands)    Within One Year       Within 5 Years             Years          After Ten Years               Total
-----------------------------------------------------------------------------------------------------------------------------------

Securities
 available-for-sale:      Amount     Yield    Amount         Yield     Amount       Yield  Amount      Yield    Amount        Yield
 U.S. treasury          $  8,016     5.28%   $     508       6.34%   $    ---       ---%  $    ---     ---%    $  8,524       5.34%
 U.S. agencies             3,002     6.67%      43,715       6.43%      1,485       6.31%      ---     ---%      48,202       6.44%
 Mortgage-backed
  securities                ---       ---%       3,762       6.22%     11,097       6.93%    4,011    7.40%      18,870       6.89%
 Municipals - taxable        320     6.51%        ---         ---%        ---        ---%      ---     ---%         320       6.51%
 Municipals - tax
  exempt                   1,782     6.62%       3,774       6.54%      7,283       5.23%    1,138    5.53%      13,977       5.79%
 Commercial paper           ---       ---%       1,001       6.71%        ---        ---%      ---     ---%       1,001       6.71%
                        --------              --------               --------             --------             --------
 Total available-
   for-sale             $ 13,120     5.81%    $ 52,760       6.43%   $ 19,865       6.27% $  5,149    7.00%    $ 90,894       6.34%
                        --------              --------               --------             --------             --------


Securities
 held-to-maturity:
 Mortgage-backed
  securities            $    ---      ---%    $  5,783       6.33%   $    ---        ---% $    ---    ---%     $  5,783       6.33%
 CMOs                        ---      ---%       1,002       6.38%        505       6.55%      708    6.56%       2,215       6.48%
 Municipals - taxable      1,885     6.49%       2,614       6.55%        ---        ---%      ---     ---%       4,499       6.52%
 Municipals - tax
   exempt                    ---      ---%       1,331       4.67%      6,080       4.51%      ---     ---%       7,411       4.54%
                        --------              --------               --------             --------             --------
 Total
  held-to-maturity      $  1,885     6.49%    $ 10,730       6.18%   $  6,585       4.67% $    708    6.56%    $ 19,908       5.72%
                        --------              --------               --------             --------             --------
  Total securities      $ 15,005     5.89%    $ 63,490       6.39%   $ 26,450       5.87% $  5,857    6.95%    $110,802       6.23%
                        ========              ========               ========             ========             ========

Note: Yields on tax exempt municipal securities are not presented on a fully tax equivalent basis.

During 1999, the Company transferred approximately $11.67 million of certain securities from the held-to-maturity to available-for-sale classification upon adoption of and as allowed by SFAS No. 133 "Accounting for Derivative Instrument and Hedging Activities." The gross realized and gross unrealized gains or losses on the securities transferred were not significant to the Company.

As of December 31, 2000, the only securities held by the Company where the aggregate book value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

Securities are pledged to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) or of other funds such as bankruptcy trustee deposits. Securities with amortized cost of $12,357,000 and $13,544,000 as of December 31, 2000 and 1999 were pledged to secure public and certain other deposits as required by law or contract.

LOANS

Total portfolio loans grew to $610,781,000, up 52% from $401,240,000 at December 31, 1999, building on the increase of 19% from $337,931,000 at December 31, 1998. The Company's allowance for loan losses was $9,651,000, or 1.58% of total loans, as of December 31, 2000, as compared to $6,511,000, or 1.62% of total loans, at December 31, 1999, and $5,069,000, or 1.50% of total loans, at December 31, 1998. The Company had no non-performing assets as of December 31, 2000, as compared to $1,402,000 and $1,354,000 as of December 31, 1999 and 1998,
respectively.

The loan portfolio is primarily composed of commercial loans to companies principally engaged in manufacturing, wholesale and service businesses and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at present. The Company's borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

The following table presents the Company's loans outstanding at year-end by loan type:

                                                                          December 31,
                                  --------------------------------------------------------------------------------------------
                                                   % of                        % of                          % of
(Dollars in thousands)            2000             Total      1999             Total         1998            Total    1997
------------------------------------------------------------------------------------------------------------------------------
Commercial                     $ 200,846            33%     $ 141,101            35%     $  95,587            28%    $  69,060
Real estate - mortgage           230,468            38%       153,518            38%       100,870            30%       66,363
Real estate - land and           171,325            28%        96,868            24%        86,102            25%       57,019
 construction
Consumer                           8,172             1%        10,048             3%        55,656            17%        5,307
------------------------------------------------------------------------------------------------------------------------------
Total loans                      610,811           100%       401,535           100%       338,215           100%      197,749
Deferred loan fees                   (30)                        (295)                        (284)                       (403)
Allowance for loan losses         (9,651)                      (6,511)                      (5,069)                     (3,270)
------------------------------------------------------------------------------------------------------------------------------
Loans, net                     $ 601,130                    $ 394,729                    $ 332,862                   $ 194,076
==============================================================================================================================

                                   % of                       % of
(Dollars in thousands              Total       1996           Total
                                ------------------------------------
Commercial                           35%    $  44,829           35%
Real estate - mortgage               34%       45,979           37%
Real estate - land and               29%       29,482           23%
construction
Consumer                              2%        6,471            5%
------------------------------------------------------------------
Total loans                         100%      126,761          100%
Deferred loan fees                               (327)
Allowance for loan losses                      (2,180)
------------------------------------------------------------------
Loans, net                                  $ 124,254
==================================================================

The change in the Company's loan portfolio is primarily due to the increase in the commercial and real estate loan portfolio offset by a decline in consumer loans resulting from the sale of the Internet credit card portfolio in 1999. The increase in the commercial and real estate loan portfolios is due to the Company's continued expansion and focus on originating these types of loans.

The Company's commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans," with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

The Company is an active participant in the Small Business Administration (SBA) and California guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Loan Program. The Company regularly makes SBA-guaranteed loans and considers such loans to be investment loans; however, the guaranteed portion of these loans may be sold in the secondary market. In the event of the sale of a guaranteed portion SBA loan, the Company retains the servicing rights for the sold portion. As of December 31, 2000, 1999 and 1998, $12.3 million, $14.5 million and $11.0 million, respectively, in SBA loans were serviced by the Company for others.

The Company's real estate term loans consist primarily of loans made based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. It is the Company's policy to restrict real estate term loans to no more than 80% of the lower of the property's appraised value or the purchase price of the property, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and ten years (on an amortization ranging from fifteen to twenty-five years with a balloon payment due at maturity); however, SBA and certain other real estate loans easily sold in the secondary market may be granted for longer maturities.

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

The Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Additionally, the Company makes equity lines of credit and equity loans available to its clientele. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company's consumer loans are secured by the personal property being purchased, or, in the instances of equity loans or lines, real property.

With certain exceptions, the Banks are permitted to make extensions of its credit to any one borrowing entity up to 15% of the Banks' capital and reserves for unsecured loans and up to 25% of the Banks' capital and reserves for secured loans. For HBC these lending limits were $6.8 million and $11.3 million at December 31, 2000. For HBEB these lending limits were $1.4 million and $2.3 million at December 31, 2000. For HBSV these lending limits were $1.1 million and $1.9 million at December 31, 2000. For BLA these lending limits were $3.2 million and $5.4 million at December 31, 2000.

The Company does not have any concentrations in its loan portfolio by industry or group of industries, however, 66% and 62% of its net loans were secured by real property as of December 31, 2000 and 1999, respectively. This increase is attributed to a strong local real estate market and the Company's continued focus on these types of lending.

The following table presents the maturity distribution of the Company's loans as of December 31, 2000. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 2000, approximately 87% of the Company's loan portfolio consisted of floating interest rate loans.

                                                       Over One Year
                                        Due in         But Less Than
Dollars in thousands)               One Year or Less     Five Years     Over Five Years      Total
----------------------------------------------------------------------------------------------------
Commercial                               $183,538         $ 17,197         $    225         $200,960
Real estate - mortgage                     95,628          117,694           17,146          230,468
Real estate - land and construction       168,232            3,093              ---          171,325
Consumer                                    6,207            1,945               20            8,172
----------------------------------------------------------------------------------------------------
Total loans                              $453,605         $139,929         $ 17,391         $610,925
====================================================================================================
Loans with variable interest rates       $440,970         $ 92,813         $    673         $534,456
Loans with fixed interest rates            12,635           47,116           16,718           76,469
----------------------------------------------------------------------------------------------------
Total loans                              $453,605         $139,929         $ 17,391         $610,925
====================================================================================================


NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings and other real estate owned. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Banks have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related underlying defaulted loans. The following table shows nonperforming assets at the dates indicated:

                                                                                  December 31,
                                                                                  ------------
(Dollars in thousands)                                              2000     1999     1998        1997       1996
-----------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                 $  ---    $1,402     $1,354     $   61    $   67
Loans 90 days past due and still accruing                           ---       ---        ---        ---       ---
Restructured loans                                                  ---       ---        ---        ---       ---

   Total nonperforming loans                                        ---     1,402      1,354         61        67
Foreclosed assets                                                   ---       ---        ---        ---       ---

   Total nonperforming assets                                    $  ---    $1,402     $1,354     $   61    $   67

Nonperforming assets as a percentage of period end loans
    plus foreclosed assets                                          ---%     0.35%      0.40%      0.03%      0.05%


As of December 31, 2000, the Company had no loans on nonaccrual status, no loans past due 90 days or more and still accruing interest, and no impaired loans. As of December 31, 1999, the Company had $1,402,000 in loans on nonaccrual status, no loans past due 90 days or more and still accruing interest, and no impaired loans. As of December 31, 1998, the Company had $1,354,000 in loans on nonaccrual status, no significant loans past due 90 days or more and still accruing interest, and no impaired loans. Although nonperforming assets increased $48,000 in 1999 from 1998, nonperforming assets as a percentage of total portfolio loans decreased from 0.40% to 0.35% from December 31, 1998 to December 31,1999. For the year ended December 31, 2000, the Company did not have any foregone interest income on nonaccrual loans. For the year ended December 31, 1999 and 1998, the Company had foregone $63,000 and $35,000 of interest income on non-accrual loans. The Company did not recognize any interest income for cash payments received on nonaccrual loans in 2000, 1999, or 1998.

The Company assigns a risk grade consistent with the system recommended by regulatory agencies to all of its loans. Grades range from "Pass" to "Loss" depending on credit quality, with "Pass" representing loans that involve an acceptable degree of risk. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment as well as detailed reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, collateral value, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination results, and current economic conditions in the Company's marketplace, in particular the state of the technology industry and the real estate market.

This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into four components for purposes of determining an appropriate level of the allowance: "watch," "special mention," "substandard" and "doubtful." Additionally, the Company maintains a program for regularly scheduled reviews of certain new and renewed loans by an outside loan review consultant. Any loans identified during an external review process that expose the Company to increased risk are appropriately downgraded and an increase in the allowance for loan losses is established for such loans. Further, the Company is examined periodically by the FDIC, FRB, and the Department, at which time a further review of loan quality is conducted.

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified loans include all loans considered as special mention, substandard, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).

At December 31, 2000, the principal balance of classified loans was $5,632,000. These loans constituted 1% of total loans and 7% of capital and reserves at that date. As of December 31, 1999, the principal balance of classified loans was $5,728,000. These loans constituted 1% of total loans and 9% of capital and reserves as of that date. As of December 31, 1998, classified loans were $8,629,000. These loans constituted 3% of total loans and 18% of capital and reserves as of that date. Other than those loans already classified at December 31, 2000, the Company has not identified any other potential problem loans, which would result in these loans being included as non-performing or classified loans at a future date.

ALLOWANCE FOR PROBABLE LOAN LOSSES

It is the policy of management to maintain the allowance for probable loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. Also continued problems in the distribution of energy may effect the local market. Finally any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. See "Provision for probable loan losses" on page 26.

The following table summarizes the Company's loan loss experience as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

(Dollars in thousands)                            2000        1999          1998         1997         1996
------------------------------------------------------------------------------------------------------------
Balance, beginning of period                    $ 6,511      $ 5,069      $ 3,270      $ 2,180      $ 1,394
Charge-offs:
         Commercial                                 (52)        (203)        (108)        (223)         ---
         Real estate - mortgage                     ---          ---          ---          ---          ---
         Real estate - land and  construction       ---          ---          ---          ---          ---
         Consumer                                   ---         (629)         (71)        (115)        (170)
                                                -------      -------      -------      -------      -------
Total charge-offs                                   (52)        (832)        (179)        (338)        (170)
Recoveries:
         Commercial                                  33           67          137           98          ---
         Real estate - mortgage                     ---          ---          ---          ---          ---
         Real estate - land and construction        ---          ---          ---          ---          ---
         Consumer                                   ---            9           35          ---          126
                                                -------      -------      -------      -------      -------
Total recoveries                                     33           76          172           98          126
Net charge-offs                                     (19)        (756)          (7)        (240)         (44)
Provision for loan losses                         3,159        2,198        1,806        1,330          830
------------------------------------------------------------------------------------------------------------
Balance, end of period                          $ 9,651      $ 6,511      $ 5,069      $ 3,270      $ 2,180
============================================================================================================
RATIOS:
  Net charge-offs to average loans
  outstanding                                       ---%         0.20%        ---%         0.14%        0.04%
  Allowance for loan losses to average loans       1.80%         1.71%       1.87%         1.97%        2.23%

  Allowance for loan losses to total
  loans at end of period                           1.58%         1.62%       1.50%         1.66%        1.75%
  Allowance for loan losses to
  non-performing loans                              ---%          464%        374%         5,360%       3,254%


Charge-offs reflect the realization of losses in the portfolio that were recognized previously though provisions for loan losses. The net charge-offs in 2000 were $19,000, compared to $756,000 in 1999, $7,000 in 1998, $240,000 in
1997, and $44,000 in 1996. The decrease in net charge-offs in 2000 was primarily due to the decrease in charge-offs related to the Internet credit card portfolio, which was sold in 1999. However, historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses
(ALL) by loan type and the allocation as a percent of loans outstanding in each loan category at the dates indicated:


                                                                               December 31,
                                            2000                 1999              1998                1997                  1996
                              -----------------------------------------------------------------------------------------------------
                                          Percent              Percent            Percent             Percent               Percent
                                           of ALL               of ALL             of ALL              of ALL                of ALL
                                          in each              in each            in each             in each               in each
                                         category             category            category            category             category
                                         to total             to total            to total            to total              to total
(Dollars in thousands)        Allowance    loans   Allowance    loans  Allowance    loans   Allowance   loans   Allowance     loans
------------------------------------------------------------------------------------------------------------------------------------
Commercial                      $4,244    2.11%    $3,069       2.18%   $1,961     2.05%     $1,171     1.70%     $  674      1.50%
Real estate - mortgage           1,509    0.65%     1,025       0.67%      617     0.61%        444     0.67%        317      0.69%
Real estate - land and
 construction                    2,084    1.22%     1,343       1.39%    1,173     1.36%        676     1.19%        482      1.63%
Consumer                           158    1.93%       170       1.69%    1,245     2.24%        106     2.00%        167      2.58%
Unallocated                      1,656      --%       904         --%       73       --%        873       --%        540        --%
                              --------             ------               ------               ------               ------
Total                           $9,651    1.58%    $6,511       1.62%   $5,069     1.50%     $3,270     1.66%     $2,180      1.75%
                              ========             ======               ======               ======               ======

The increase in the allowance for probable loan losses reflects the growth in the Company's overall level of loans, primarily commercial and real estate loan portfolio, offset by the decrease in required reserves resulting from the sale of Internet credit card portfolio in 1999.

Loans are charged against the allowance when management believes that the collect ability of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

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

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The current business, economic, and real estate markets along with the seasoning of the portfolio and the nature and duration of the current business cycle will effect the amount of unallocated reserve.

In an effort to improve its analysis of risk factors associated with its loan portfolio, the Company continues to monitor and to make appropriate changes to its internal loan policies. These efforts better enable the Company to assess risk factors prior to granting new loans and to assess the sufficiency of the allowance for loan losses.

Management believes that it has adequately provided an allowance for estimated probable losses in the credit portfolio. Significant deterioration in Northern California real property values or economic downturns could impact future operating results, liquidity or capital resources and require additional provisions to the allowance or cause losses in excess of the allowance.

DEPOSITS

Total deposits were $738,186,000 at December 31, 2000, an increase of 23%, compared to $601,420,000 at December 31, 1999. All deposit types increased; however, the largest increase was in time deposits $100,000 and over. Noninterest bearing deposits increased to $207,885,000 at December 31, 2000, compared to $151,279,000 at December 31, 1999. Interest bearing deposits increased to $68,587,000 at December 31, 2000, as compared to $46,876,000 at December 31, 1999. Time deposits increased $242,415,000 at December 31, 2000, as compared to $186,230,000 at December 31, 1999.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                                          Years ended December 31,
                                           2000                       1999                    1998
                                  ---------------------------------------------------------------------------
                                    Average      Average      Average     Average      Average    Average
(Dollars in thousands)              Balance     Rate Paid     Balance    Rate Paid     Balance    Rate Paid
-------------------------------------------------------------------------------------------------------------
Demand, noninterest bearing         $183,422        ---%     $141,250        ---%     $129,445        ---%
Demand, interest bearing              55,616       1.82%       39,996       1.79%       27,628       2.21%
Savings and money market             228,336       4.16%      186,112       3.28%      165,437       3.41%
Time deposits, under $100,000         73,058       5.85%       58,423       5.08%       33,154       5.32%
Time deposits, $100,000 and over     151,275       5.75%       86,963       4.83%       67,646       5.09%
Time deposits - Brokered              10,544       6.55%        8,812       5.76%        3,826       5.88%
Deposits
                                    --------                 --------                 --------
Total average deposits              $702,251       3.44%     $521,556       2.78%     $427,136       2.74%
                                    ========                 ========                 ========


As of December 31, 2000, the Company had a deposit mix of 30% in savings and money market accounts, 33% in time deposits, 9% in interest-bearing demand accounts, and 28% in noninterest-bearing demand deposits. On the same date, approximately $6,931,000, or less than 1%, of deposits were from public sources, and approximately $44,507,000, or 6%, of deposits were from title companies. As of December 31, 1999, the Company had a deposit mix of 36% in savings and money market accounts, 31% in time deposits, 8% in interest-bearing demand accounts, and 25% in noninterest-bearing demand deposits. On the same date, approximately $3,854,000, or less than 1%, of deposits were from public sources, and approximately $22,334,000, or 4%, of deposits were from title companies. The Company's net interest income is enhanced by increasing its percentage of noninterest bearing deposits.

The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling approximately $9,238,000 at December 31, 2000, and $10,651,000 at December 31, 1999. These brokered deposits generally mature within one year period. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of December 31, 2000:

   (Dollars in thousands)                        Balance      % of total
   ---------------------------------------------------------------------
   Three months or less                         $ 78,068          45%
   Over three months through six months           54,229          32%
   Over six months through twelve months          33,282          19%
   Over twelve months                              6,284           4%
   ---------------------------------------------------------------------
             Total                              $171,863         100%
   ====================================================================

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

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. As of December 31, 2000, the Company's primary liquidity ratio was 15.04%, comprised of $61.2 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $12.0 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $19.3 million, and $40.8 million in cash and due from banks, as a percentage of total unsecured deposits of $726.2 million. As of December 31, 1999, the Company's primary liquidity ratio was 27.98%, comprised of $25.5 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $17.3 million securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $135.9 million, and $19.3 million in cash and due from banks, as a percentage of total unsecured deposits of $584.1 million. As of December 31, 1998, the Company's primary liquidity ratio was 16.71%, comprised of $61.2 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $46.4 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $34.6 million, and $28.1 million in cash and due from banks, as a percentage of total unsecured deposits of $463.5 million.

The following table summarizes the Company's borrowings under its federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:


                                            2000             1999              1998
                                            ----             ----              ----
Average balance during the year          $  2,020,000     $16,887,000      $ 6,862,000
Average interest rate during the year            5.17%           5.30%            5.30%
Maximum month-end balance during the     $ 18,000,000     $14,000,000      $22,000,000
Average rate at December 31                      5.13%           7.44%            5.04%


The Company has Federal funds purchase lines and lines of credit of totaling $44,500,000. As of December 31, 2000, the Company borrowed $18,000,000 from FHLB.

CAPITAL RESOURCES

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:


                                                December 31,
(Dollars in thousands)                   2000       1999       1998
                                         ----       ----       ----
Capital components:
   Tier 1 Capital                       $ 78,982    $ 57,610    $ 41,144
   Tier 2 Capital
                                           9,427       6,154       5,069
                                        --------------------------------
   Total risk-based capital             $ 88,409    $ 63,764    $ 46,213
                                        =================================

Risk-weighted assets                    $753,947    $509,748    $437,401
Average assets                          $850,072    $674,088    $565,424

                                                                             MINIMUM
Capital ratios:                                                             REGULATORY
                                                                           REQUIREMENTS
                                                                           ------------
Total risk-based capital                   11.7%        12.5%       10.5%      8.0%
Tier 1 risk-based capital                  10.5%        11.3%        9.4%      4.0%
Leverage ratio(1)                           9.3%         8.5%        7.3%      4.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2000. The risk-based and leverage capital ratios are defined in Item 1 - "Business - Supervision and Regulation - Capital Adequacy Guidelines" on page 7.

At December 31, 2000, the Company's capital met all minimum regulatory requirements. As of December 31, 2000, management believes that HBC, HBEB, HBSV, and BLA were considered "well capitalized."

At December 31, 1999 and 1998, the Company's capital met all minimum regulatory requirements. As of December 31, 1999, HBC, HBEB and BLA were considered "well capitalized". HBSV commenced operations on January 18, 2000.

In August 1999, the Company completed a best efforts public stock offering selling 758,138 shares at $15.00 per share. Total proceeds from this offering were $11,200,000 after deducting expenses of $172,000. The Company used $7,000,000 of the proceeds of the offering to capitalize HBSV, which commenced operations on January 18, 2000.

In 2000, to enhance regulatory capital and to provide liquidity the Company issued the following: In the first quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.875% subordinated debentures due 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.60.% subordinated debentures due 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. See "Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust" on page 19. Under applicable regulatory guidelines the trust preferred securities currently qualify as Tier I capital.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the FASB, and some were changed in only minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS No. 140 will not have a material impact on the financial position or results of operations of the Company. SFAS No. 140 must be applied prospectively. For recognition and reclassification of collateral and for disclosures about securitizations and collateral, this statement was adopted as of December 31, 2000 and did not have a material impact on the financial position or results of operations of the Company.

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

The table below sets forth the interest rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of December 31, 2000, using the rate sensitivity GAP ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                           Within    Due in Three    Due After
                                           Three      to Twelve    One to Five      Due After    Not Rate-
(Dollars in  thousands)                    Months      Months         Years         Five Years   Sensitive      Total
------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
 Federal funds sold                     $  19,300     $     ---       $     ---    $    ---      $     ---     $  19,300
 Securities                                 3,320        11,685         63,490        32,307           ---       110,802
 Total loans, including loans
    held-for-sale                         447,563        41,829        139,929        17,391           ---       646,712
------------------------------------------------------------------------------------------------------------------------
Total interest earning assets             470,183        53,514        203,419        49,698           ---       776,814
------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                       ---           ---            ---           ---        40,769        40,769
Other assets                                  ---           ---            ---           ---        28,641        28,641
------------------------------------------------------------------------------------------------------------------------
Total assets                            $ 470,183     $  53,514      $ 203,419     $  49,698     $  69,410     $ 846,224
========================================================================================================================
INTEREST BEARING LIABILITIES:
 Demand, interest bearing               $  68,587          $---           $---          $---          $---     $  68,587
 Savings and money market                 219,299           ---            ---           ---           ---       219,299
 Time deposits                             99,340       130,790         12,275            10           ---       242,415
------------------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities        387,226       130,790         12,275            10           ---       530,301
------------------------------------------------------------------------------------------------------------------------
Demand non-interest bearing                60,358           ---            ---           ---       147,527       207,885
Accrual interest payable, borrowing,
  and other liabilities                       ---           ---            ---           ---        42,305        42,305
Shareholders' equity                          ---           ---            ---           ---        65,733        65,733
------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders'
  equity                                $ 447,584     $ 130,790      $  12,275     $      10     $ 255,565     $ 846,224
========================================================================================================================
Interest rate sensitivity GAP           $  22,599     $ (77,276)     $ 191,144     $  49,688     $(186,155)    $     ---
========================================================================================================================
Cumulative interest rate sensitivity
  GAP                                   $  22,599     $ (54,677)     $ 136,467     $ 186,155     $    ---      $     ---
Cumulative interest rate sensitivity
  GAP ratio                                  2.67%        (6.46%)        16.13%        22.00%         ---%          ---%



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

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis table. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the exposure to changes in interest rates. To supplement traditional GAP analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rate environments.

The process allows the Company to explore the complex relationships within the GAP over time and various interest rate environments. For additional information on the Company's simulation model and the methodology used to estimate the potential effects of changing interest rates, see Item 7A - "Quantitative and qualitative disclosures about market risk" below.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Since all of the Company's interest-bearing assets and liabilities are located at the Banks, all of the Company's interest rate risk exposure lies at that level, as well. As a result, all interest rate risk management procedures are performed at the Banks' level. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets. As of December 31, 2000, the Company does not use interest rate derivatives to hedge its interest rate risk.

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

At December 31, 2000, it was estimated that the Company's MV would increase 8.04% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 8.89% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of December 31, 2000 and 1999, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

                                   2000                                              1999
                                   ----                                              ----
                                        Market Value as a % of                              Market Value as a % of
               (Dollars in thousands)   Present Value of Assets  (Dollars in thousands)     Present Value of Assets
                                        -----------------------                             -----------------------
               $ Change in  % Change in                            $ Change in  % Change in
                in Market     Market                                  Market        Market
Change in rates    Value      Value      MV Ratio  Change (bp)         Value        Value     MV Ratio  Change(bp)
---------------------------------------------------------------------------------------------------------------
 + 200 bp      $ 8,617            8.04%     13.7%     102           $  9,448        13.3%      15.6%       184
     0 bp          ---             ---      12.7%     ---                ---         ---       13.8%       ---
 - 200 bp      $(9,532)          (8.89)%    11.5%    (113)          $(10,450)      (14.7)%     11.7%      (203)
---------------------------------------------------------------------------------------------------------------


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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and independent auditors' report are set forth on pages F-1 through F-24, which follows Item 14 - "exhibits, financial statement schedules, and reports on form 8-K."

The following table discloses the Company's selected quarterly financial data as required by Item 302 of Regulation S-K

All amounts have been restated on a historical basis to reflect the merger with Western Holdings Bancorp, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

                                                                    For the Quarter Ended
                        December 31,    September 30,   June 30,   March 31,     December 31,  September 30,  June 30,   March 31,
                            2000            2000          2000       2000           1999           1999         1999       1999
                        ----------------------------------------------------------------------------------------------------------
Interest income           $19,089        $18,553        $16,301     $13,978        $12,977       $11,682      $ 10,393   $ 10,366

Interest expense            7,108          7,213          5,921       4,859          4,732         3,937         3,392      3,337
                          -------        -------         ------     -------        -------       -------      --------    -------
Net interest income        11,981         11,340         10,380       9,119          8,245         7,745         7,001      7,029

Provision for loan
  losses                    1,290            655            534         680            428           431           616        723
                          -------        -------         ------     -------        -------       -------      --------    -------
Net interest income
 after Provision           10,691         10,685          9,846       8,439          7,817         7,314         6,385      6,306

Noninterest income            743            785            614         735          1,579         2,023           934      1,515

Noninterest expense        11,002          8,043          8,225       6,790          7,016         7,384         5,852      6,346
                          -------        -------         ------     -------        -------       -------      --------    -------
Net income before taxes       432          3,427          2,235       2,384          2,380         1,953         1,467      1,475

Provision for income
  taxes                       183          1,253            746         867            849           725           481        551
                          -------        -------         ------     -------        -------       -------      --------    -------
Net income                $   249        $ 2,174        $ 1,489     $ 1,517        $ 1,531       $ 1,228      $    986    $   924
                          =======        =======        =======     =======        =======       =======      ========    =======


Net income per share
  basic                   $  0.02        $  0.20        $  0.14     $  0.15        $  0.15       $  0.12      $  0.10     $  0.10

Net income per share
  diluted                 $  0.02        $  0.20        $  0.13     $  0.14        $  0.14       $  0.11      $  0.09     $  0.09


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 -      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company's Proxy Statement for the May 24, 2001 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company as of March 29, 2001 is also included in the Company's Proxy Statement.

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


ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the text under the caption "Executive Compensation" in the Proxy Statement for the May 24, 2001 Annual Meeting of Shareholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - BENEFICIAL OWNERSHIP OF COMMON STOCK

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated by reference from the text under the caption "Proposal One - Election of Directors" in the Proxy Statement for the May 24, 2001 Annual Meeting of Shareholders


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions with officers, directors, and the Company is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 24, 2001 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(a)(3)  EXHIBITS

                                                                                             Incorporated by Reference to Form
                                                                                        ------------------------------------------
                                                                           Filed
                                                                          Herewith      8-A Dated      10-K Dated      Exhibit No.
                                                                        -----------------------------------------------------------


    2.1 Agreement and Plan of Merger and Reorganization dated as of May 9, 2000 between Heritage Commerce Corp and Western
         Holdings Bancorp (incorporated by reference from Annex A of the registration statement on Form S-4, Registration No. 333-
         40384, filed with the Commission on June 29, 2000)

    3.1  Heritage Commerce Corp Articles of                                               3-5-98                            4.1
         Incorporation:  [Incorporated herein by
         reference from Exhibit 4 to Heritage Commerce
         Corp's Form 8-A: Registration of Securities
         Pursuant to Section 12(g) of the Securities
         Exchange Act of 1934 dated March 5, 1998
         (File No. 000-23877)]

     3.2  Heritage Commerce Corp Bylaws                                                    3-5-98                           4.2

    10.1 Real Property Leases for properties located                                       3-5-98                          10.1
         at 150 Almaden Blvd., San Jose and 100 Park
         Center Plaza, San Jose.
    10.2 Employment agreement with Mr. Rossell dated                                       3-5-98                          10.2
         June 8, 1994*
    10.3 Employment agreement with Mr. Gionfriddo                                          3-5-98                          10.3
         dated June 8, 1994 *
    10.4 Amendment No. 2 to Employment Agreement with                                                    3-31-98           10.4
         Mr. Gionfriddo *

    10.5 Employment agreement with Mr. Conniff dated                                                     3-31-99           10.5
         April 30, 1998 *

    10.6 Employment agreement with Mr. Nethercott                                                        3-31-99           10.6
         dated April 16, 1998 *
    10.7 Employment agreement with Mr. McGovern dated                                                    3-31-99           10.7
         July 16, 1998 *
    21.1 Subsidiaries of the registrant                                       X
    23.1 Consent of Deloitte & Touche LLP                                     X
    23.2 Consent of Arthur Andersen LLP                                       X
    23.3 Consent of PricewaterhouseCoopers LLP                                X


* Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

        The Registrant filed a Current Report on Form 8-K under Item 5, containing condensed summarized statements of financial position and results of operations, dated October 24, 2000, to report third quarter 2000 financial results.

        The Registrant filed a Current Report on Form 8-K dated October 16, 2000 under Item 2 and 7, to report the consummation of its merger with Western Holdings Bancorp. The Report incorporated by reference or included as an exhibit certain audited financial statements of Western Holdings Bancorp and certain pro forma financial statements of the Registrant and Western Holdings Bancorp.

        The Registrant filed a Current report on Form 8-K under Item 5, containing condensed summarized statement of financial position and results of operations, dated January 26, 2001, to report the year end 2000 financial results.

        The Registrant filed a Current report on Form 8-K under Item 5, dated March 26, 2001, to report Heritage Bank South Valley to open new branch office in Gilroy.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Heritage Commerce Corp


DATE:  March 29, 2001                          BY: /s/ Brad Smith

                                                       Brad Smith
                                                 Chairman of the Board and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:



            Signature                   Title                     Date
------------------------------------------------------------------------------

/s/  FRANK BISCEGLIA                 Director                    3/29/01
-----------------------------------
Frank Bisceglia

/s/  JAMES BLAIR                     Director                    3/29/01
-----------------------------------
James Blair

/s/  RICHARD CONNIFF                Director and President of    3/29/01
----------------------------------- the Company and Chief
Richard Conniff                     Operating Officer

/s/  WILLIAM DEL BIAGGIO, JR.       Director                     3/29/01
-----------------------------------
William Del Biaggio, Jr.

/s/  ANNEKE DURY                    Director                     3/29/01
-----------------------------------
Anneke Dury


/s/  HUGH BARTON                    Director                        3/29/01
-----------------------------------
Hugh Barton

/s/  ROY LAVE                     Director                          3/29/01
---------------------------------
Roy Lave

/s/  HOWARD J. WEILAND           Director                           3/29/01
---------------------------------
Howard J. Weiland

/s/  JOHN W. LARSEN               Director                          3/29/01
---------------------------------
John W. Larsen

/s/  LAWRENCE D. MCGOVERN         Executive Vice President and      3/29/01
--------------------------------- Chief Financial Officer,
Lawrence D. McGovern              Principal Financial and
                                  Accounting Officer


/s/  LON NORMANDIN                Director                          3/29/01
---------------------------------
Lon Normandin

/s/  JACK PECKHAM                 Director                          3/29/01
---------------------------------
Jack Peckham

/s/  ROBERT PETERS                Director                          3/29/01
---------------------------------
Robert Peters

/s/  HUMPHREY POLANEN             Director                          3/29/01
---------------------------------
Humphrey Polanen

                                  Director and Chairman of the      3/29/01
/s/  BRAD L. SMITH                Company and Chief Executive
--------------------------------- Officer, Principal Executive
Brad L. Smith                     Officer

                             HERITAGE COMMERCE CORP

                          INDEX TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                                                                                Page

Independent Auditors' Report                                                                     F-2

Consolidated Balance Sheets as of December 31, 2000 and 1999                                     F-5

Consolidated Income Statements for the years ended December 31, 2000, 1999 and 1998              F-6

Consolidated Statements of Changes in Shareholders' Equity as of December 31, 2000, 1999         F-7
and 1998

Consolidated Statements of Cash Flows as of December 31, 2000, 1999 and 1998                     F-8

Notes to Consolidated Financial Statements                                                       F-9

                                 EXHIBIT (a)(1)


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Heritage Commerce Corp:


We have audited the consolidated balance sheets of Heritage Commerce Corp and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Heritage Commerce Corp and Western Holdings Bancorp ("Western Holdings"), which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the balance sheet of Western Holdings as of December 31, 1999; or the related statements of income, changes in shareholders' equity, and cash flows of Western Holdings for the years ended December 31, 1999 and 1998, which statements reflect: total assets of $200,455,000 as of December 31, 1999, total net interest income of $9,277,000 and $7,418,000 for the years ended December 31, 1999 and 1998, respectively; and, net income of $1,643,000 and $1,356,000 for the years ended December 31, 1999 and 1998, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion insofar as it relates to the amounts included for Western Holdings for 1999 and 1998, is based solely on the reports of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

San Jose, California
January 25, 2001

                                 EXHIBIT (a)(2)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Western Holdings Bankcorp:

We have audited the consolidated balance sheet of Western Holdings Bancorp (a California corporation) and Subsidiary (the Company) as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended prior to the restatement (and, therefore, are not presented herein) for the merger with Heritage Commerce Corp on October 1, 2000, which was accounted for as a pooling of interests (see Note 2 to the restated financial statements). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Western Holdings Bancorp and Subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

San Francisco, California,
January 21, 2000

                                 EXHIBIT (a)(3)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Western Holdings Bancorp and Subsidiary:

In our opinion, the consolidated statements of income, of shareholders' equity and of cash flows of Western Holdings Bancorp and Subsidiary (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements of Western Holdings Bancorp for any period subsequent to December 31, 1998.

As discussed in Note 10 to the financial statements, Western Holdings Bancorp is subject to a litigation claim for which neither the amount of the loss nor the outcome can be reasonably assured.

/s/ PricewaterhouseCoopers LLP

San Francisco, CA
January 22, 1999

                             HERITAGE COMMERCE CORP
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                     2000             1999
                                                                                -------------     -------------
                              ASSETS
Cash and due from banks                                                         $  40,769,000     $  19,324,000
Federal funds sold                                                                 19,300,000       135,900,000
                                                                                -------------     -------------
                 Total cash and cash equivalents                                   60,069,000       155,224,000

Securities available-for-sale, at fair value                                       90,894,000        51,822,000
Securities held-to-maturity, at amortized cost                                     19,908,000        22,997,000
  (fair value of $20,075,000 for 2000 and $22,263,000 for 1999)

Loans held for sale, at lower of cost or market                                    35,931,000        22,243,000

Loans, net of deferred fees of $30,000 for 2000 and $295,000 for 1999             610,781,000       401,240,000
Allowance for probable loan losses                                                 (9,651,000)       (6,511,000)
                                                                                -------------     -------------
                 Loans, net                                                       601,130,000       394,729,000
Premises and equipment, net                                                         6,415,000         6,892,000
Accrued interest receivable and other assets                                       12,920,000         8,654,000
Other investments                                                                  18,957,000        14,672,000
                                                                                -------------     -------------
                TOTAL                                                           $ 846,224,000     $ 677,233,000
                                                                                =============     =============
               LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Deposits
       Demand, noninterest bearing                                              $ 207,885,000     $ 151,279,000
       Demand, interest bearing                                                    68,587,000        46,876,000
       Savings and money market                                                   219,299,000       217,035,000
       Time deposits, under $100,000                                               70,552,000        68,683,000
       Time deposits, $100,000 and over                                           171,863,000       117,547,000
                                                                                -------------     -------------
  Total deposits                                                                  738,186,000       601,420,000
  Federal Home Loan Bank borrowings                                                18,000,000        12,000,000

  Accrued interest payable and other liabilities                                   10,305,000         7,269,000
  Mandatorily redeemable cumulative trust preferred securities of
       subsidiary grantor trust                                                    14,000,000                --
                                                                                -------------     -------------
                 Total liabilities                                                780,491,000       620,689,000
                                                                                -------------     -------------

Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares authorized: none
     outstanding                                                                           --                --
  Common stock, no par value; 30,000,000 shares authorized;
     shares issued and outstanding: 10,939,124 in 2000 and 9,737,739 in 1999       62,469,000        51,206,000
  Accumulated other comprehensive income (loss),  net of taxes                        515,000        (1,254,000)
  Retained earnings                                                                 2,749,000         6,592,000
                                                                                -------------     -------------

                 Total shareholders' equity                                        65,733,000        56,544,000
                                                                                -------------     -------------

                 TOTAL                                                          $ 846,224,000     $ 677,233,000
                                                                                =============     =============

See notes to consolidated financial statements.

                             HERITAGE COMMERCE CORP
                         CONSOLIDATED INCOME STATEMENTS

                                                                            Years ended December 31,
                                                                      2000           1999            1998
                                                                   -----------    -----------    -----------
Interest income:
  Loans, including fees                                            $56,709,000    $36,742,000    $28,625,000
  Securities, taxable                                                5,637,000      4,699,000      7,275,000
  Securities, non-taxable                                              617,000        606,000        679,000
  Federal funds sold                                                 4,958,000      3,371,000      1,614,000
                                                                   -----------    -----------    -----------

Total interest income                                               67,921,000     45,418,000     38,193,000
                                                                   -----------    -----------    -----------
Interest expense:
  Deposits                                                          24,174,000     14,502,000     11,685,000
  Mandatorily redeemable trust preferred securities                    823,000             --             --
  Other                                                                104,000        896,000        363,000
                                                                   -----------    -----------    -----------
Total interest expense                                              25,101,000     15,398,000     12,048,000
                                                                   -----------    -----------    -----------

Net interest income before provision for probable loan losses       42,820,000     30,020,000     26,145,000

Provision for probable loan losses                                   3,159,000      2,198,000      1,806,000
                                                                   -----------    -----------    -----------

Net interest income after provision for probable loan losses        39,661,000     27,822,000     24,339,000
                                                                   -----------    -----------    -----------
Noninterest income:
  Other investments                                                    778,000        429,000        226,000
  Service charges and other fees on deposit accounts                   716,000        560,000        407,000
  Servicing income                                                     236,000      1,903,000        316,000
  Gain on sale of Internet credit card portfolio                        60,000        289,000            ---
  Gain on sale of shares of demutualized life insurance company         47,000        530,000            ---
  Gain on sales of securities available-for-sale                        44,000        969,000        792,000
  Gain on sale of deposits                                              16,000        240,000            ---
  Gain on sale of loans                                                    ---        262,000        435,000
  Other income                                                         980,000        869,000      1,002,000
                                                                   -----------    -----------    -----------
Total noninterest income                                             2,877,000      6,051,000      3,178,000
                                                                   -----------    -----------    -----------

Noninterest expenses:
  Salaries and employee benefits                                    17,477,000     14,493,000     10,941,000
  Merger-related costs                                               3,164,000            ---            ---
  Occupancy                                                          2,399,000      2,034,000      1,424,000
  Professional fees                                                  1,861,000      1,659,000      1,041,000
  Client services                                                    1,839,000      1,527,000      2,426,000
  Furniture and equipment                                            1,528,000      1,676,000      1,184,000
  Advertising and promotion                                          1,029,000      1,113,000      1,001,000
  Loan origination costs                                             1,011,000        539,000        449,000
  Stationery & supplies                                                388,000        300,000        247,000
  Telephone                                                            359,000        208,000        172,000
  Other                                                              3,005,000      3,049,000      2,859,000
                                                                   -----------    -----------    -----------

Total noninterest expenses                                          34,060,000     26,598,000     21,744,000
                                                                   -----------    -----------    -----------

Income before income taxes                                           8,478,000      7,275,000      5,773,000

Provision for income taxes                                           3,049,000      2,606,000      2,267,000
                                                                   -----------    -----------    -----------

Net income                                                         $ 5,429,000    $ 4,669,000    $ 3,506,000
                                                                   ===========    ===========    ===========

Earnings per share:
   Basic                                                           $      0.51    $      0.47    $      0.39
   Diluted                                                         $      0.49    $      0.43    $      0.35

See notes to consolidated financial statements.

                             HERITAGE COMMERCE CORP
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                            Common Stock           Accumulated Other                   Total            Other
                                            ------------         Comprehensive Income   Retained    Shareholders'   Comprehensive
                                      Shares            Amount      (Net of Taxes)      Earning        Equity           Income
                                   ----------------------------------------------------------------------------------------------
  BALANCE, JANUARY 1, 1998           7,396,648        $28,528,000      $  432,000   $  2,513,000    $31,473,000          $     ---

 Net income                                ---            ---                 ---      3,506,000      3,506,000          3,506,000
 Net change in unrealized
 gain (loss) on securities
 available-for-sale, net of
 reclassification
 adjustment and taxes                      ---            ---             110,000            ---        110,000            110,000
                                                                                                                      ------------
    Total comprehensive income                                                                                        $  3,616,000
                                                                                                                      ============
 Common stock issued
 pursuant to July 1998
 offering (net of issuance
 costs of $154,000)                    580,644      5,846,000                 ---            ---      5,846,000
 Repurchase of common stock            (24,528)      (130,000)                ---            ---       (130,000)
 Stock dividend                        242,847      1,386,000                 ---     (1,386,000)           ---
 Stock options exercised               380,536      1,185,000                 ---            ---      1,185,000
                                   ----------------------------------------------------------------------------
 BALANCES, DECEMBER 31, 1998         8,576,147     36,815,000             542,000      4,633,000     41,990,000

Net income                                 ---            ---                 ---      4,669,000      4,669,000       $  4,669,000
Net change in unrealized
gain (loss) on securities
available-for-sale, net of
reclassification adjustment
and taxes                                  ---            ---          (1,796,000)           ---     (1,796,000)        (1,796,000
                                                                                                                      ------------
   Total comprehensive income                                                                                         $  2,873,000
                                                                                                                      ============
Common stock issued
pursuant to June 1999
offering (net of issuance
costs of $172,000)                     758,138      11,200,000                 ---            ---     11,200,000
Stock dividend                         302,171       2,710,000                 ---     (2,710,000)           ---
Cash paid for factional shares            (199)         (4,000)                ---            ---         (4,000)
Stock options exercised                101,482         485,000                 ---            ---        485,000
                                   ----------------------------------------------------------------------------
BALANCES, DECEMBER 31, 1999           9,737,739     51,206,000          (1,254,000)     6,592,000     56,544,000

Net income                                 ---            ---                 ---      5,429,000      5,429,000       $  5,429,000
Net change in unrealized
gain (loss) on securities
available-for-sale, net of
reclassification adjustment
and taxes                                  ---            ---           1,769,000            ---      1,769,000          1,769,000
                                                                                                                      ------------
   Total comprehensive income                                                                                         $  7,198,000
                                                                                                                      ============
Stock dividend                         639,444      9,272,000                 ---     (9,272,000)

Cash paid for fractional shares           (325)        (3,000)                ---            ---         (3,000)
Stock options exercised                562,266      1,994,000                 ---            ---      1,994,000
                                   ----------------------------------------------------------------------------
BALANCES, DECEMBER 31, 2000         10,939,124   $ 62,469,000        $    515,000   $  2,749,000   $ 65,733,000
                                   ============================================================================

See notes to consolidated financial statements

                             HERITAGE COMMERCE CORP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Years ended December 31,
                                                                                  2000               1999              1998
                                                                              -------------    -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  5,429,000     $   4,669,000     $   3,506,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
   (Loss) on disposals of property and equipment                                       ---          (283,000)          (50,000)
   Depreciation and amortization                                                 1,547,000         1,419,000         1,053,000
   Provision for probable loan losses                                            3,159,000         2,198,000         1,806,000
   Gain on sales of securities available-for-sale                                  (44,000)         (969,000)         (792,000)
   Deferred income taxes                                                          (391,000)         (709,000)       (1,076,000)
   Amortization / accretion of discounts and premiums on                            92,000          (239,000)          242,000
   securities
   Proceeds from sales of loans held for sale                                          ---         4,317,000         3,932,000
   Originations of loans held for sale                                         (13,845,000)      (17,941,000)       (5,674,000)
   Maturities of loans held for sale                                               157,000         7,839,000           694,000
   Effect of changes in:
      Accrued interest receivable and other assets                              (3,869,000)       (1,923,000)       (3,493,000)
      Accrued interest payable and other liabilities                             2,606,000        10,133,000         3,932,000
                                                                              ------------     -------------     -------------

Net cash provided by operating activities                                       (5,159,000)        8,511,000         4,080,000
                                                                              ------------     -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans                                                         (209,563,000)      (47,203,000)     (163,191,000)
Purchases of securities available-for-sale                                     (52,042,000)      (39,550,000)      (65,401,000)
Maturities/Paydowns/Calls of securities available-for-sale                       5,230,000        30,652,000        41,439,000
Proceeds from sales of securities available-for-sale                             9,937,000        53,475,000        19,546,000
Purchase of securities held-to-maturity                                                 --               ---       (20,203,000)
Maturities/Paydowns/Calls of securities held-to-maturity                         3,040,000         3,949,000        19,314,000
Purchase of corporate-owned life insurance                                      (3,763,000)       (4,214,000)       (3,457,000)
Purchase of property and equipment                                              (1,071,000)       (1,140,000)       (3,669,000)
Redemption (purchase) of other investment                                         (521,000)        1,858,000        (1,733,000)
Proceeds from sale of leased equipment                                                 ---               ---           101,000
                                                                              ------------     -------------     -------------

Net cash used in investing activities                                         (248,753,000)       (2,173,000)     (177,254,000)
                                                                                               -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                       136,766,000        91,504,000       154,188,000
Proceeds from issuance of mandatorily
 redeemable cumulative trust preferred
 securities of Subsidiary Grantor Trust                                         14,000,000               ---               ---
Repurchase of common stock                                                             ---               ---          (130,000)
Net proceeds from issuance of common stock                                       1,991,000        11,681,000         7,031,000
Net change in FHLB borrowings                                                    6,000,000       (17,000,000)       18,500,000
                                                                              ------------     -------------     -------------

Net cash provided by financing activities                                      158,757,000        86,185,000       179,589,000
                                                                              ------------     -------------     -------------

Net increase in cash and cash equivalents                                      (95,155,000)       92,523,000         6,415,000

Cash and cash equivalents, beginning of year                                   155,224,000        62,701,000        56,286,000
                                                                              ------------     -------------     -------------

Cash and cash equivalents, end of year                                        $ 60,069,000     $ 155,224,000     $  62,701,000
                                                                              ============     =============     =============
------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest                                                                  $ 17,324,000     $  14,383,000     $  11,228,000
    Income taxes                                                              $  5,974,000     $   3,443,000     $   1,795,000
Supplemental schedule of non-cash investing and financing activity:
Transfer from retained earnings to common stock for stock dividend            $  9,272,000     $   2,710,000     $   1,386,000
Transfer of investment securities from HTM to AFS                             $        ---     $  11,669,000     $         ---

See notes to consolidated financial statements.

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     SIGNIFICANT ACCOUNTING POLICIES

        Description of Business and Basis of Presentation

        Heritage Commerce Corp (the "Company") operates as the bank holding company for four subsidiary banks: Heritage Bank of Commerce ("HBC"), Heritage Bank East Bay ("HBEB"), Heritage Bank South Valley ("HBSV"), and Bank of Los Altos ("BLA") (collectively the "Banks"). All are California state chartered banks which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara and Alameda Counties, California. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994. HBEB was incorporated on October 21, 1998 and commenced operations on December 7, 1998. HBSV was incorporated on December 1, 1999 and commenced operations on January 18, 2000. The merger between Heritage Commerce Corp and Western Holdings Bancorp and its subsidiary, Bank of Los Altos, was effective on October 1, 2000, resulting in BLA operating as a wholly owned subsidiary of the Company. The merger was accounted for as a pooling-of-interests and all amounts have been restated on a historical basis as if the companies had been combined for all periods presented. During the year 2000, the Company formed two subsidiaries, Heritage Capital Trust I and Heritage Statutory Trust I, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. The accounting and reporting policies of the Company and its subsidiary banks conform to accounting principles generally accepted in the United States of America ("GAAP") and prevailing practices within the banking industry.

        Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

        Securities

        The Company classifies its securities into two categories, available-for-sale and held-to-maturity, at the time of purchase. Securities available-for-sale are recorded at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of income taxes, as a net amount within accumulated other comprehensive income, which is a separate component of shareholders' equity, until realized. Securities held-to-maturity are recorded at amortized cost, based on the Company's positive intent and ability to hold the securities to maturity.

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

        Generally, if a loan is classified as non-accrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued. Loans are classified as non-accrual when the payment of principal or interest is 90 days past due, unless the amount is well secured and in the process of collection. Any interest or principal payments received on non-accrual loans are applied toward reduction of principal. Non-accrual loans generally are not returned to performing status until the obligation is brought current, has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

        Renegotiated loans are those in which the Company has formally restructured a significant portion of the loan. The remaining portion is charged off, with a concession either in the form of below market rate financing, or debt forgiveness on the charged off portion. Loans that have been renegotiated and have not met specific performance standards for payment are classified as renegotiated loans within the classification of nonperforming assets. Upon payment performance, such loans may be transferred from nonperforming status to accrual status. At December 31, 2000 and 1999 the Company did not have any renegotiated loans outstanding.

        Non-refundable loan fees and direct origination costs are deferred and recognized over the expected lives of the related loans using the effective yield interest method.

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Allowance for Probable Loan Losses

        The Company maintains an allowance for probable loan losses to absorb probable losses inherent in the loan portfolio. The allowance is based on ongoing, monthly assessments of the probable estimated losses. Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance, specific allowances and the unallocated allowance.

        The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on the Company's historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date.

        Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss has been incurred in excess of the amount determined by the application of the formula allowance. The allowance also incorporates the results of measuring impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

        The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The conditions evaluated in connection with the unallocated allowance may include existing general economic and business conditions affecting the key lending areas of the Company, in particular the technology industry and the real estate market, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results.

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

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Comprehensive Income

        Comprehensive income includes net income and other comprehensive income, which represents the changes in its net assets during the period from non-owner sources. The Company's only source of other comprehensive income is derived from unrealized gain and loss on securities available-for-sale and is presented net of tax. The following is a summary of the components of other comprehensive income.

                                                           For The Year Ended December 31,
                                                        2000           1999             1998
                                                     -----------    -----------     -----------
Net Income                                           $ 5,429,000    $ 4,669,000     $ 3,506,000
                                                     -----------    -----------     -----------
Other comprehensive income, net of tax:
  Net unrealized holding gain (loss) on
  available-for-sale securities during the year        1,797,000     (1,174,000)        591,000
  Less: reclassification adjustment for realized
  gains on available for sale securities included
  in net income during the year                           28,000        622,000         481,000
                                                     -----------    -----------     -----------
Other comprehensive income                             1,769,000     (1,796,000)        110,000
                                                     -----------    -----------     -----------
Comprehensive income                                 $ 7,198,000    $ 2,873,000     $ 3,616,000
                                                     ===========    ===========     ===========

        Segment Reporting

        HBC, HBEB, HBSV, and BLA are commercial banks, which offer similar products to customers located in Santa Clara, Alameda, and Contra Costa counties of California. No customer accounts for more than 10 percent of revenue for HBC, HBEB, HBSV, BLA or the Company. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary banks all operate as one business segment.

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

                                                                Years ended December 31,
                                                           2000           1999          1998
                                                       --------------------------------------
Weighted average common shares outstanding - used
in computing basic earnings per share                  10,607,584     9,885,036     8,990,769
Dilutive effect of stock options outstanding,
Using the treasury stock method                           500,745     1,037,941       926,138
                                                       --------------------------------------
Shares used in computing diluted earnings per share    11,108,329    10,922,977     9,916,907
                                                       ======================================

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Derivative Instruments and Hedging Activities

        The Company elected early adoption of Statement of Accounting Standards
        (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" in 1999. The Company, in conjunction with relationships with five of its borrowers, has received warrants to purchase preferred and common stock of these companies, subject to certain restrictions. The Company has determined that such warrants represent embedded derivatives and as such has estimated the value of the warrants and included this amount in other assets. The Company does not have any freestanding derivatives and is not involved in any hedging activities.

        Reclassifications

        Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no impact on shareholders' equity or net income.

        Recently issued Accounting Pronouncements

        SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the FASB, and some were changed in only minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Management believes that adopting these components of SFAS No. 140 will not have a material impact on the financial position or results of operations of the Company. SFAS No. 140 must be applied prospectively. For recognition and reclassification of collateral and for disclosures about securitizations and collateral, this statement was adopted as of December 31, 2000 and did not have a material impact on the financial position or results of operations of the Company.

(2)     BUSINESS COMBINATIONS

        In October 2000, the Company merged with Western Holdings Bancorp and its wholly owned subsidiary, Bank of Los Altos, which became a wholly owned subsidiary of Heritage Commerce Corp. Upon consummation of the merger, the outstanding common shares of Western Holdings Bancorp were converted into an aggregate of approximately 3,392,000 shares of Heritage Commerce Corp's common stock based on an exchange ratio of
        1.2264 shares of Heritage Commerce Corp common stock for each share of Western Holdings Bancorp common stock. The transaction was accounted for as a pooling-of-interests.

        The following table presents the net interest income and net income for the nine months ended September 30, 2000 (Unaudited). These nine month results are included in the consolidated results of operations for the year ended December 31, 2000 presented in the accompanying consolidated income statement.

                                         Nine Months Ended September 30, 2000

                                      Heritage     Western Holdings      Combined
        (Dollars in thousands)     Commerce Corp        Bancorp            Total
        -------------------------------------------------------------------------
        Net interest income           $21,735           $ 9,147           $30,882
        Net income                    $ 3,258           $ 1,922           $ 5,180

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3)     SECURITIES

        The amortized cost and estimated fair value of securities as of December 31, 2000 were as follows:

                                                        Gross       Gross       Estimated
                                         Amortized   Unrealized   Unrealized      Fair
(Dollars in thousands)                      Cost        Gains       Losses        Value
                                          -------      -------      -------      -------
Securities available-for-sale:
    U.S. Treasury                         $ 8,527      $   ---      $     3      $ 8,524
    U.S. Government Agencies               47,694          508          ---       48,202
    Municipals                             14,055          242          ---       14,297
    FHLMC mortgage-backed securities       10,551          179          ---       10,730
    GNMA mortgage-backed securities         8,212          ---           72        8,140
    Other Debt Securities                   1,000            1          ---        1,001
                                          -------      -------      -------      -------
Total securities available-for-sale       $90,039      $   930      $    75      $90,894
                                          =======      =======      =======      =======
Securities held-to-maturity:
    Municipals                            $11,910      $   211      $   ---      $12,121
    FHLMC mortgage-backed securities        3,573          ---           12        3,561
    GNMA mortgage-backed securities         2,210          ---            7        2,203
    CMOs                                    2,215          ---           25        2,190
                                          -------      -------      -------      -------
Total securities held-to-maturity         $19,908      $   211      $    44      $20,075
                                          =======      =======      =======      =======



        The amortized cost and estimated fair value of securities as of December 31, 1999 were as follows:

                                                         Gross       Gross       Estimated
                                         Amortized    Unrealized   Unrealized      Fair
(Dollars in thousand)                       Cost         Gains       Losses        Value
                                          -------      --------      -------      -------
Securities available-for-sale:
    U.S. Treasury                         $11,613      $    ---      $   112      $11,501
    U.S. Government Agencies               22,491           ---        1,025       21,466
    Municipals                              8,161           ---          284        7,877
    FHLMC mortgage-backed securities        1,623           ---           89        1,534
    GNMA mortgage-backed securities         8,971           ---          504        8,467
    Other Debt Securities                     999           ---           22          977
                                          -------      --------      -------      -------
Total securities available-for-sale       $53,858      $    ---      $ 2,036      $51,822
                                          =======      ========      =======      =======

Securities held-to-maturity:
    Municipals                            $13,834      $    ---      $   220      $13,614
    FHLMC mortgage-backed securities        4,365           ---          221        4,144
    GNMA mortgage-backed securities         2,395           ---          130        2,265
    CMOs                                    2,403           ---          163        2,240
                                          -------      --------      -------      -------
Total securities held-to-maturity         $22,997      $    ---      $   734      $22,263
                                          =======      ========      =======      =======

        During 1999, the Company transferred $11,669,000 of certain securities from the held-to-maturity to available-for-sale classification upon adoption and as allowed by SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The gross realized and gross unrealized gains or losses on the securities transferred were not significant to the Company.

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The amortized cost and estimated fair values of securities as of December 31, 2000 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

                                             Held-to-maturity                Available-for-sale
                                       Amortized     Estimated Fair     Amortized     Estimated Fair
        (Dollars in thousands)            Cost           Value            Cost            Value
                                         -------         -------         -------         -------
Due within one year                      $ 1,885         $ 1,895         $13,108         $13,120
Due after one through five years          10,730          10,780          52,253          52,760
Due after five through ten years           6,585           6,721          19,663          19,865
Due after ten years                          708             679           5,015           5,149
                                         -------         -------         -------         -------
Total                                    $19,908         $20,075         $90,039         $90,894
                                         =======         =======         =======         =======


        Sales of securities available-for-sale resulted in gross realized gains of $44,000, $969,000, and $797,000 during the years ended December 31, 2000, 1999, and 1998, respectively.

        Sales of securities available-for-sale did not result in any gross realized losses for the years ended December 31, 2000 and 1999. Sales of securities available-for-sale resulted in gross realized losses of $5,000 for the year ended December 31, 1998.

        Securities with amortized cost of $22,884,000 and $44,116,000 as of December 31, 2000 and 1999 were pledged to secure public and certain other deposits as required by law or contract.

(4)     LOANS

        Loans as of December 31 were as follows:

                                                       2000                1999
                                                  -------------     -------------
         Loans held for sale                      $  35,931,000     $  22,243,000
                                                  =============     =============
         Loans held for investment
           Commercial                               200,846,000       144,288,000
           Real estate - mortgage                   230,468,000       153,518,000
           Real estate - land and construction      171,325,000        96,868,000
           Consumer                                   8,172,000         6,861,000
                                                  -------------     -------------
         Total loans                                610,811,000       401,535,000
         Deferred loan fees                             (30,000)         (295,000)
         Allowance for loan losses                   (9,651,000)       (6,511,000)
                                                  -------------     -------------
         Loans, net                               $ 601,130,000     $ 394,729,000
                                                  =============     =============

        Changes in the allowance for probable loan losses were as follows:

                                                   Years Ended December 31,
                                             2000            1999           1998
                                         -----------     -----------     -----------
           Balance, beginning of year    $ 6,511,000     $ 5,069,000     $ 3,270,000
           Loans charged-off                 (52,000)       (832,000)       (179,000)
           Recoveries                         33,000          76,000         172,000
                                         -----------     -----------     -----------
           Net loans charged-off             (19,000)       (756,000)         (7,000)
            Provision for loan losses      3,159,000       2,198,000       1,806,000

           Balance, end of year          $ 9,651,000     $ 6,511,000     $ 5,069,000
                                         ===========     ===========     ===========

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        As of December 31, 2000, the Company had no loans on nonaccrual status, no loans past due 90 days or more and still accruing interest, and no impaired loans. As of December 31, 1999, the Company had $1,402,000 in loans on nonaccrual status, no loans past due 90 days or more and still accruing interest, and no impaired loans. As of December 31, 1998, the Company had $1,354,000 in loans on nonaccrual status, no significant loans past due 90 days or more and still accruing interest, and no impaired loans. For the year ended December 31, 2000, the Company did not have any foregone interest income on non-accrual loans. For the years ended December 31, 1999 and 1998, the Company had foregone $63,000 and $35,000 of interest income on non-accrual loans. The Company did not recognize any interest income for cash payments received on nonaccrual loans in 2000, 1999, or 1998.

        At December 31, 2000 and 1999, the Company serviced loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $12,264,000 and $14,524,000, respectively.

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

        HBC, HBEB, HBSV, and BLA make loans to executive officers, directors, and their affiliates in the ordinary course of business. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable terms for the Bank. The following table presents the loans outstanding to related parties for the years ended December 31, 2000 and 1999.

                                                  2000           1999
                                                  ----           ----
       Beginning balance                       $ 1,456,000    $ 1,368,000
       Advances on loans during the year         1,517,000        666,000
       Repayment on loans during the year         (898,000)      (578,000)
                                               --------------------------
       Ending balance                          $ 2,075,000    $ 1,456,000
                                               ==========================


(5)     PREMISES AND EQUIPMENT

        Premises and equipment as of December 31 were as follows:

                                                 2000             1999
                                             ------------     ------------
Land                                            $     ---     $    265,000

Building                                              ---          580,000
Furniture and equipment                         6,063,000        5,517,000
Leasehold improvements                          3,859,000        3,225,000
Software                                          930,000          834,000
                                             ------------     ------------
                                               10,852,000       10,421,000
Accumulated depreciation and amortization      (4,437,000)      (3,529,000)
                                             ------------     ------------
Premises and equipment, net                  $  6,415,000     $  6,892,000
                                             ============     ============

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Depreciation expense was $1,547,000 and $1,419,000, and $1,053,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

(6)     DEPOSITS

        At December 31, 2000, the scheduled maturities of time deposits were as follows:

Year
----
2001                              $230,846,000
2002                                10,133,000
2003 and after                       1,436,000
                                  ------------
Total time deposits               $242,415,000
                                  ============


(7)     BORROWING ARRANGEMENTS

        FHLB Borrowings  & Available Lines of Credit

        The Company maintains a collateralized line of credit with the Federal Home Loan Bank (the FHLB) of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. Based on FHLB stock requirements at December 31, 2000, this line provided for maximum borrowings of $50,000,000. During the year of 2000, $5,000,000 long-term FHLB loans were repaid. As of December 31, 2000, the Company borrowed $18,000,000 from FHLB. At December 31, 2000, the Company has federal funds purchase lines and lines of credit of totaling $44,500,000.

                                                    December 31,
                                        2000           1999           1998
                                     -----------    -----------    -----------
Long-term borrowings:
   FHLB loan, fixed rate of 5.84%    $        --    $ 2,000,000    $        --
   FHLB loan, fixed rate of 6.29%             --      3,000,000             --
                                     -----------    -----------    -----------
     Total long-term borrowings               --      5,000,000             --
   Short-term borrowings              18,000,000      7,000,000     22,000,000
                                     -----------    -----------    -----------
     Total FHLB borrowings           $18,000,000    $12,000,000    $22,000,000
                                     ===========    ===========    ===========

        Information concerning borrowings under the above arrangements is as follows:

                                                    2000              1999              1998
                                             --------------     --------------     --------------
Average balance during the year              $    2,020,000     $   16,887,000     $    6,862,000
Average interest rate during the year                 5.17%              5.30%              5.30%
Maximum month-end balance during the year    $   18,000,000     $   14,000,000     $   22,000,000
Average rate at December 31                           5.13%              7.44%              5.04%

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust

        Heritage Capital Trust I

        Heritage Capital Trust I is a Delaware business trust formed by Heritage Commerce Corp for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities.

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

        Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 10 7/8 % of the liquidation amount of $1,000 per security. The distributions on the trust preferred securities are treated as interest expense in the consolidated income statements. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the Subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

        Heritage Statutory Trust I

        Heritage Capital Statutory Trust I is a Delaware business trust formed by Heritage Commerce Corp for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities.

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

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 10.60% of the liquidation amount of $1,000 per security. The distributions on the trust preferred securities are treated as interest expense in the consolidated income statements. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the Subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

        The Subordinated Debentures and related trust investments in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities reflected as outstanding in the accompanying consolidated financial statements. Under applicable regulatory guidelines all of the Trust Preferred Securities currently qualify as Tier I capital.

(9)     INCOME TAXES

        The provision for income taxes for the years ended December 31, consisted of the following:

                                                            2000            1999            1998
                                                         -----------     -----------     -----------
   Current:
     Federal                                             $2,052,000      $ 2,512,000     $ 2,595,000
     State                                                  606,000          803,000         748,000
                                                         ----------      -----------     -----------
   Total current                                          2,658,000        3,315,000       3,343,000
                                                         ----------      -----------     -----------
   Deferred:
     Federal                                                184,000         (640,000)       (885,000)
     State                                                  207,000          (69,000)       (191,000)
                                                         ----------      -----------     -----------
   Total deferred                                           391,000         (709,000)     (1,076,000)
   Provision for income taxes                            $3,049,000      $ 2,606,000     $ 2,267,000
                                                         ===========     ===========     ===========


        The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                                        2000       1999      1998
                                                        ----       ----      ----
        Statutory federal income tax rate               35.0%       35.0%     35.0%
        State income taxes, net of federal tax benefit   3.1         6.6       6.3
        Merger cost                                      6.9          --        --
        Non-taxable interest income                     (3.2)       (3.2)     (3.5)
        Officers' life insurance                        (3.1)       (1.9)     (1.2)
        Other                                           (2.7)       (0.7)      2.7
                                                        -----      -----     -----
        Effective tax rate                               36.0%      35.8%     39.3%
                                                        =====      =====     =====

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Net deferred tax asset as of December 31 consists of the following:

                                                       2000            1999
                                                       ----            ----
           Deferred tax assets:
               Allowance for loan losses            $3,491,000      $ 2,208,000
               Accrued expenses                          8,000          408,000
               State income taxes                       91,000               --
               Securities available-for-sale                --          132,000
               Net operating loss carryforward         519,000          788,000
               Other                                   106,000          448,000
                                                    ----------      -----------
           Total deferred tax assets                 4,215,000        3,984,000
                                                    ----------      -----------
           Deferred tax liabilities:
               Securities available-for-sale          (332,000)              --
               Loan fees                              (172,000)              --
               State income taxes                            0         (208,000)
               Other                                  (154,000)        (146,000)
                                                    ----------      -----------
           Total deferred tax liabilities             (658,000)        (354,000)
                                                    ----------      -----------
           Net deferred tax assets                  $3,557,000      $ 3,630,000
                                                    ==========      ===========

        The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

        The Company has net operating loss carryforwards of $1,451,375 for federal income tax purposes and $290,275 for California. The net operating losses expire in 2005 and 2001, respectively. These losses related to the entity that was the predecessor of the Bank of Los Altos, and are subject to restrictions as a result of the change of control that limits the maximum annual recovery of the net operating loss to $290,275.

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(10)    STOCK BASED COMPENSATION

        The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of December 31, 2000, 89,242 shares are available for future grants under the Plan. Option activity under the Plan is as follows:

                                                                                     Number        Weighted Average
                                                                                    of Shares       Exercise Price
----------------------------------------------------------------------------------------------------------------
Options Outstanding at January 1, 1998
(1,200,869 exercisable at a weighted average exercise price of $3.00)               1,774,374          $    2.97
----------------------------------------------------------------------------------------------------------------
Granted (weighted average fair value of $4.09)                                        494,921              10.33
Exercised                                                                            (418,589)              1.61
Cancelled                                                                             (16,178)              5.10
----------------------------------------------------------------------------------------------------------------
Options Outstanding at December 31, 1998
(1,195,274 exercisable at a weighted average exercise price of $4.58)               1,834,528               5.23
----------------------------------------------------------------------------------------------------------------
Granted (weighted average fair value of $6.46)                                        255,634              12.68
Exercised                                                                            (109,467)              4.07
Cancelled                                                                             (24,461)              7.96
----------------------------------------------------------------------------------------------------------------
Options Outstanding at December 31, 1999
(1,475,340 exercisable at a weighted average exercise price of $5.22)               1,956,234               6.26
----------------------------------------------------------------------------------------------------------------
Granted (weighted average fair value of $4.77)                                        246,144               8.17
Exercised                                                                            (562,475)              3.27
Cancelled                                                                             (66,070)              9.14
----------------------------------------------------------------------------------------------------------------
Options Outstanding at December 31, 2000
(1,086,985 exercisable at weighted average exercise price of $6.54)                 1,573,833          $    7.79
----------------------------------------------------------------------------------------------------------------

Additional information regarding options outstanding under the Plan as of December 31, 2000 is as follows:

                                Options Outstanding                     Options Exercisable
----------------------------------------------------------------    -----------------------------
                                     Weighted
                                      Average
                                     Remaining         Weighted                  Weighted
           Range of        Number   Contractual         Average       Number      Average
    Exercise Prices   Outstanding   Life (Yrs.)  Exercise Price  Exercisable   Exercise Price
---------------------------------------------------------------  ----------------------------
     $ 1.42 -  4.41       553,272      4.10              $ 3.00      551,421      $ 2.99
       4.42 -  5.32        92,013      6.27                5.10       90,489        5.09
       5.33 -  9.70       361,278      8.12                9.14      153,022        9.19
       9.71 - 16.37       567,270      8.54               12.05      292,053       12.31
---------------------------------------------------------------  ----------------------------
     $ 1.42 - 16.37     1,573,833      6.75              $ 7.79    1,086,985      $ 6.54
===============================================================  ============================

        As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option arrangements.

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 5.7% for 2000, 5.5% for 1999, and 4.7% for 1998; stock volatility of 35% in 2000, and 39% in 1999 and 30% in 1998; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

        Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                         Years ended December 31,
                                                   2000            1999           1998
                                                -----------------------------------------
        Net income
            As reported                         $5,429,000      $4,669,000      $3,506,000
            Pro forma                            4,501,000       3,893,000       2,955,000
        Net income per common share - basic
           As reported                                0.51            0.47            0.39
           Pro forma                                  0.42            0.39            0.33
        Net income per common share - diluted
           As reported                                0.49            0.43            0.35
           Pro forma                                  0.41            0.36            0.30

(11)    LEASES

        The Company leases its premises under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

               Year ending December 31,
                 2001                                             $ 1,899,000
                 2002                                               1,942,000
                 2003                                               1,901,000
                 2004                                               1,879,000
                  2005                                              1,777,000
               Thereafter                                           7,328,000
                                                                  -----------

               Total                                              $16,726,000
                                                                  ===========


        Rent expense under operating leases was $1,630,000, $1,359,000, and $994,000, during the years ended December 31, 2000, 1999, and 1998. Rent expense was reduced by deferred rent concessions on one of the Company's locations of $46,000 for the years ended December 31, 2000 and 1999, and $47,000 during the year ended December 31, 1998.

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)    BENEFIT PLANS

        The Company offers a 401(k) savings plan. All salaried employees are eligible to contribute up to 20% of their pre-tax compensation (to a maximum of $10,500 in 2000) to the plan through salary deductions under
        Section 401(k) of the Internal Revenue Code. The Company does not match employee contributions.

        The Company also sponsors an employee stock ownership plan. The plan allows the Company to purchase shares on the open market and award those shares to certain employees in lieu of paying cash bonuses. To be eligible to receive an award of shares under this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company, or its subsidiaries, on December 31. Awards under this plan generally vest over four years. During 2000, 1999 and 1998, the Company made contributions of $250,000, $250,000, and $200,000 into the plan. The amount contributed into this plan was recognized as salaries and benefits expense in the Company's financial statements. At December 31, 2000, the ESOP owned approximately 43,000 shares of the Company's stock.

        The Company also has a nonqualified deferred compensation plan for the directors ("Deferral Plan"). Under the Deferral Plan, a participating director may defer up to 100% of his monthly board fees into the Deferral Plan for up to ten years. Amounts deferred earn interest at the rate of 8% per annum. The director may elect a distribution schedule of up to ten years with interest accruing (at the same 8%) on the declining balance. The Company's deferred compensation obligation of $200,000 and $170,000 as of December 31, 2000 and 1999 is included in "Accrued interest payable and other liabilities".

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

        The Company has a supplemental retirement plan covering key executives and directors (Plan). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. The Company has purchased insurance on the lives of the directors and executive officers in the plan and intends to use the cash values of these policies ($15,983,000 and $12,219,000 at December 31, 2000 and 1999,
        respectively) to pay the retirement obligations. The accrued pension obligation was $2,125,000 and $510,000 as of December 31, 2000 and 1999, respectively, and is included in "Accrued interest payable and other liabilities".

        The following table sets forth the unqualified supplemental retirement defined benefit pension plan's status at December 31, 2000:

           Change in projected benefit obligation
                 Projected benefit obligation at beginning of year     $    253,000
                 Service cost                                             1,879,000
                 Interest cost                                               18,000
                                                                       ------------
                 Projected benefit obligation at end of year           $  2,150,000

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           Change in Plan assets
                 Fair value of Plan assets at beginning of year    $       ---
                 Fair value of Plan assets at end of year          $       ---

           Funding

                 Unfunded Status                                   $(2,150,000)
                 Unrecognized net actuarial gain                        25,000
                                                                   -----------
                 Accrued pension cost                              $(2,125,000)

           Weighted-average assumptions as of December 31
                 Discount rate                                            7.00%
                 Rate of compensation increase                             N/A
                 Expected return on Plan assets                            N/A

        The elements of pension costs for the unqualified supplemental retirement defined benefit pension plan at December 31, 2000 was as following:

           Components of net periodic benefits cost
                 Service cost                                      $ 1,879,000
                 Interest cost                                          18,000
                                                                   -----------
                 Net periodic benefit cost                         $ 1,897,000

        The net periodic pension cost was determined using the following assumptions:

                 Discount rate                                           7.00%
                 Rate of compensation increase                             N/A
                 Expected return on Plan assets                            N/A

(13)    DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

        The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

        The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2000 and 1999 were as follows:

                                                       2000                         1999
                                           ---------------------------------------------------------
                                             Carrying      Estimated      Carrying       Estimated
                                              Amounts      Fair Value      Amounts       Fair Value
----------------------------------------------------------------------------------------------------
Assets
  Cash and cash equivalents                $ 60,069,000   $ 60,069,000   $155,224,000   $155,224,000
  Securities                                110,802,000    110,969,000     74,819,000     74,085,000
  Loans, net                                637,061,000    639,365,000    416,972,000    419,172,000
  Cash surrender value of life insurance     15,983,000     15,983,000     12,219,000     12,219,000
----------------------------------------------------------------------------------------------------
Liabilities
  Time deposits                             242,415,000             --    186,230,000    185,952,000
  Other deposits                            495,771,000    495,771,000    415,190,000    415,190,000
  Federal Home Loan Bank borrowings          18,000,000     18,000,000     12,000,000     12,000,000
  Mandatorily redeemable cumulative
    trusts preferred securities              14,000,000     14,000,000            ---            ---
----------------------------------------------------------------------------------------------------

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

        Deposits

        The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings, and money market accounts, approximates the amount payable on demand. The fair value of the demand deposit intangible has not been included in the fair value estimate. The carrying amount approximates the fair value of time deposits with a remaining maturity of less than 90 days. The fair value of all other time deposits is calculated based on discounting the future cash flows using rates currently offered by the Bank for time deposits with similar remaining maturities.

        Commitments to Fund Loans/Standby Letters of Credit

        The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The amounts of and differences between the carrying value of commitments to fund loans or stand by letters of credit and their fair value is not significant and therefore is not included in the table above.

        FHLB Borrowing

        The carrying amount approximates fair value because of the short maturities of these instruments.

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust

        The fair value of Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust was determined based on the current market value for like kind instruments of a similar maturity and structure.


        Limitations

        Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

(14)    COMMITMENTS AND CONTINGENCIES

        Financial Instruments with Off-Balance Sheet Risk

        HBC, HBEB, HBSV, and BLA are party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk, in excess of the amounts recognized in the balance sheets.

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

        Commitments to extend credit as of December 31, were as follows:

                                                         2000             1999
                                                         ----             ----

                  Commitments to extend credit       $351,401,000    $545,936,000
                  Standby letters of credit             6,792,000       4,463,000
                                                     ------------    ------------
                                                     $358,193,000    $550,399,000
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

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        Standby letters of credit are written conditional commitments issued by the Banks to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Fair value of these instruments is not material.

        Claims

        In 1992 and for a period prior thereto, a former officer and director of Bank of Los Altos served as a director of Pacific National Financial Company (PNFC), a Canadian corporation, when a PNFC subsidiary was Bank of Los Altos's parent company. In December 1998, Bank of Los Altos received a request for indemnity from the former officer under an indemnity agreement entered into by Bank of Los Altos in December 1992. The request for indemnity relates to three complaints filed in July 1998 naming the former officer and seven other former directors of PNFC and seeks damages of $166 million ($Canadian 240 million) arising from their role as PNFC directors. The largest of the three actions alleges that the defendants breached their fiduciary duties to PNFC, resulting in its 1992 bankruptcy. The former officer has requested that Bank of Los Altos pay for his defense and indemnify him in connection with such actions. Although Bank of Los Altos has reserved its rights under the indemnity agreement, it has conditionally agreed to be responsible for payment of the former officer's defense costs. Following service of the complaints in December, 1998, Bank of Los Altos has been informed by counsel that there has been no effort to prosecute the cases by the plaintiffs or any communications from plaintiffs stating an intent to proceed with the litigation. Based on the representations of the former officer and discussions with legal counsel, management and the Board of Directors of the Company and Bank of Los Altos have no reason to believe that the indemnification will result in any material effect on the financial statements of the Company.

(15)    REGULATORY MATTERS

        The Company and its subsidiary Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2000, the Company and the Banks meets all capital adequacy guidelines to which it is subject.

        The most recent notification from the FDIC for the Banks as of December 31, 2000 categorized HBC, HBEB, HBSV, and BLA as "well capitalized" under the regulatory framework for prompt corrective action. As of December 31, 1999, FDIC categorized HBC, HBEB, and BLA as "well capitalized" under the regulatory framework for prompt corrective action. HBSV commenced operations in January 2000. To be categorized as "well capitalized" the Banks must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The Company's actual capital amounts and ratios are presented in the table.

                                                                    For Capital
                                      Actual                     Adequacy Purposes:
                              -------------------------------------------------------------------
                                Amount      Ratio      Amount                  Ratio
                              -------------------------------------------------------------------
 As of December 31, 2000
 Total Capital                $88,409,000   11.7%   $60,451,000   (greater than or equal to) 8.0%
  (to risk-weighted assets)
 Tier 1 Capital               $78,982,000   10.5%   $30,088,000   (greater than or equal to) 4.0%
  (to risk-weighted assets)
 Tier 1 Capital               $78,982,000    9.3%   $33,971,000   (greater than or equal to) 4.0%
  (to average assets)


As of December 31, 1999

 Total Capital                $63,764,000   12.5%   $40,673,000   (greater than or equal to) 8.0%
  (to risk-weighted assets)
 Tier 1 Capital               $57,610,000   11.3%   $20,365,000   (greater than or equal to) 4.0%
  (to risk-weighted assets)
 Tier 1 Capital               $57,610,000    8.5%   $26,779,000   (greater than or equal to) 4.0%
  (to average assets)

HBC's actual capital amounts and ratios are also presented in the table.

                                                             For Capital
                                    Actual                Adequacy Purposes:
                           ---------------------------------------------------------------
                              Amount    Ratio    Amount                  Ratio
                           ---------------------------------------------------------------
As of December 31, 2000
Total Capital              $44,148,000  10.3%  $34,290,000  (greater than or equal to) 8.0%
 (to risk-weighted assets)
Tier 1 Capital             $38,800,000   9.1%  $17,055,000  (greater than or equal to) 4.0%
 (to risk-weighted assets)
Tier 1 Capital             $38,800,000   8.3%  $18,699,000  (greater than or equal to) 4.0%
 (to average assets)

                                    To Be Well-Capitalized
                                          Under Prompt
                                       Corrective Action
                                           Provisions:
                           -----------------------------------------------
                               Amount                 Ratio
                           -----------------------------------------------
As of December 31, 2000
Total Capital                $42,862,000  (greater than or equal to) 10.0%
 (to risk-weighted assets)
Tier 1 Capital               $25.582.000  (greater than or equal to)  6.0%
 (to risk-weighted assets)
Tier 1 Capital               $23,374,000  (greater than or equal to)  5.0%
 (to average assets)

                                                                  For Capital
                                     Actual                    Adequacy Purposes:
                           -----------------------------------------------------------------------
                              Amount       Ratio       Amount                  Ratio
                           -----------------------------------------------------------------------
As of December 31, 1999
Total Capital               $34,010,000    10.5%     $25,558,000   (greater than or equal to) 8.0%
(to risk-weighted assets)
Tier 1 Capital              $29,611,000     9.3%     $12,779,000   (greater than or equal to) 4.0%
(to risk-weighted assets)
Tier 1 Capital              $29,611,000     7.3%     $16,187,000   (greater than or equal to) 4.0%
(to average assets)


                                    To Be Well-Capitalized
                                          Under Prompt
                                       Corrective Action
                                           Provisions:
                           -----------------------------------------------
                               Amount                 Ratio
                           -----------------------------------------------
As of December 31, 1999
Total Capital                $31,948,000  (greater than or equal to) 10.0%
(to risk-weighted assets)
Tier 1 Capital               $19,169,000  (greater than or equal to)  6.0%
(to risk-weighted assets)
Tier 1 Capital               $20,234,000  (greater than or equal to)  5.0%
(to average assets)

                             HERITAGE COMMERCE CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        HBEB's actual capital amounts and ratios are also presented in the table.


                                                                               For Capital
                                                 Actual                    Adequacy Purposes:
                                       -------------------------------------------------------------------------
                                          Amount       Ratio       Amount                     Ratio
                                       -------------------------------------------------------------------------
         As of December 31, 2000
         Total Capital                  $8,704,000     10.9%     $6,388,000      (greater than or equal to) 8.0%
          (to risk-weighted assets)
         Tier 1 Capital                 $7,734,000      9.7%     $3,189,000      (greater than or equal to) 4.0%
          (to risk-weighted assets)
         Tier 1 Capital                 $7,734,000      8.6%     $3,597,000      (greater than or equal to) 4.0%
          (to average assets)

         As of December 31, 1999

         Total Capital                  $6,212,000     11.8%     $4,212,000      (greater than or equal to) 8.0%
          (to risk-weighted assets)
         Tier 1 Capital                 $5,608,000     10.7%     $2,106,000      (greater than or equal to) 4.0%
          (to risk-weighted assets)
         Tier 1 Capital                 $5,608,000      8.1%     $2,770,000      (greater than or equal to) 4.0%
          (to average assets)


                                                    To Be Well-Capitalized
                                                    Under Prompt Corrective
                                                       Action Provisions:
                                       -------------------------------------------------
                                            Amount                  Ratio
                                       -------------------------------------------------
        As of December 31, 2000
         Total Capital                     $7,985,000   (greater than or equal to) 10.0%
          (to risk-weighted assets)
         Tier 1 Capital                    $4,784,000   (greater than or equal to)  6.0%
          (to risk-weighted assets)
         Tier 1 Capital                    $4,497,000   (greater than or equal to)  5.0%
          (to average assets)

         As of December 31, 1999

         Total Capital                     $5,265,000   (greater than or equal to) 10.0%
          (to risk-weighted assets)
         Tier 1 Capital                    $3,159,000   (greater than or equal to)  6.0%
          (to risk-weighted assets)
         Tier 1 Capital                    $3,472,000   (greater than or equal to)  5.0%
          (to average assets)

        HBSV's actual capital amounts and ratios are also presented in the table.


                                                                               For Capital
                                                 Actual                    Adequacy Purposes:
                                       -----------------------------------------------------------------------
                                          Amount       Ratio       Amount                     Ratio
                                       -----------------------------------------------------------------------
         As of December 31, 2000
         Total Capital                  $7,335,000    15.5%     $3,786,000     (greater than or equal to) 8.0%
         (to risk-weighted assets)
         Tier 1 Capital                 $6,777,000    14.4%     $1,883,000     (greater than or equal to) 4.0%
         (to risk-weighted assets)
         Tier 1 Capital                 $6,777,000    13.7%     $1,979,000     (greater than or equal to) 4.0%
         (to average assets)


                                                    To Be Well-Capitalized
                                                    Under Prompt Corrective
                                                       Action Provisions:
                                       ---------------------------------------------
                                            Amount                  Ratio
                                       ---------------------------------------------
         As of December 31, 2000
         Total Capital                  $4,732,000  (greater than or equal to) 10.0%
         (to risk-weighted assets)
         Tier 1 Capital                 $2,824,000  (greater than or equal to)  6.0%
         (to risk-weighted assets)
         Tier 1 Capital                 $2,473,000  (greater than or equal to)  5.0%
         (to average assets)

        BLA's actual capital amounts and ratios are also presented in the table.




                                                                          For Capital
                                      Actual                          Adequacy Purposes:
                              --------------------------------------------------------------------------
                                Amount        Ratio        Amount                     Ratio
                              --------------------------------------------------------------------------
As of December 31, 2000
Total Capital
(to risk-weighted assets)     $21,476,000      10.9%     $15,762,000     (greater than or equal to) 8.0%
Tier 1 Capital
(to risk-weighted assets)     $19,218,000       9.8%     $ 7,844,000     (greater than or equal to) 4.0%
Tier 1 Capital
(to average assets)           $19,218,000       7.6%     $10,115,000     (greater than or equal to) 4.0%

                                                  To Be
                                            Well-Capitalized
                                              Under Prompt
                                            Corrective Action
                                                Provisions:
                              -----------------------------------------------
                                Amount                     Ratio
                              -----------------------------------------------
As of December 31, 2000
Total Capital
(to risk-weighted assets)     $19,703,000     (greater than or equal to) 10.0%
Tier 1 Capital
(to risk-weighted assets)     $11,766,000     (greater than or equal to)  6.0%
Tier 1 Capital
(to average assets)           $12,643,000     (greater than or equal to)  5.0%




                                                                           For Capital
                                      Actual                           Adequacy Purposes:
                              ---------------------------------------------------------------------------
                                Amount        Ratio        Amount                      Ratio
                              ---------------------------------------------------------------------------
As of December 31, 1999
Total Capital                 $13,852,000      10.0%     $10,960,000     (greater than or equal to) 8.0%
(to risk-weighted assets)
Tier 1 Capital                $12,344,000       8.9%     $ 5,513,000     (greater than or equal to) 4.0%
(to risk-weighted assets)
Tier 1 Capital
(to average assets)           $12,344,000       6.1%     $ 7,988,000     (greater than or equal to) 4.0%

                                            To Be Well-Capitalized
                                                 Under Prompt
                                              Corrective Action
                                                 Provisions:
                              ------------------------------------------------
                                Amount                     Ratio
                              ------------------------------------------------
As of December 31, 1999
Total Capital                 $13,700,000     (greater than or equal to) 10.0%
(to risk-weighted assets)
Tier 1 Capital                $ 8,274,000     (greater than or equal to) 6.0%
(to risk-weighted assets)
Tier 1 Capital
(to average assets)           $10,089,000     (greater than or equal to) 5.0%

        The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2000, the Company maintained reserves of $7,224,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

        Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or
        (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At December 31, 2000, the amount available for such dividend without prior written approval was approximately $12,203,000 for HBC and $86,000 for HBEB, $81,000 for HBSV, and $4,544,000 for BLA. Similar restrictions apply to the amounts and sum of loans advances and other transfers of funds from the banks to the Company.

(16)    PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

        The condensed financial statements of Heritage Commerce Corp (parent company only) follow:

                                                      For the Years Ended,
                                                   December 31,    December 31,
              CONDENSED BALANCE SHEETS                 2000            1999
                                                   ----------------------------
Cash and cash equivalents                          $ 5,746,000     $11,323,000
Investment in and advancements to subsidiaries      73,476,000      46,559,000
Other assets                                         2,540,000          86,000
                                                   -----------     -----------
        Total                                      $81,762,000     $57,968,000
                                                   ===========     ===========

Liabilities                                          1,606,000     $ 1,424,000
Amounts due to nonbank subsidiaries                 14,423,000              --
Shareholders' Equity                                65,733,000      56,544,000
                                                   -----------     -----------
        Total                                      $81,762,000     $57,968,000
                                                   ===========     ===========

                                                                             For the Years Ended,
                                                                December 31,      December 31,      December 31,
 CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME            2000              1999              1998
                                                                ------------------------------------------------
 Dividends from Bank subsidiaries                               $    250,000      $         --      $    475,000
 Interest income                                                     243,000           204,000            27,000
 Management and service fees                                       6,995,000                --                --
 Other income                                                        100,000                --                --
 Interest expense                                                    (2,0000)          (16,000)               --
 Other expenses                                                  (10,552,000)          (61,000)         (655,000)
                                                                ------------------------------------------------
 Income (loss) before equity in net income of subsidiary
 banks                                                            (2,966,000)          127,000          (153,000)

  Equity in undistributed net income of subsidiaries               7,218,000         4,582,000         3,532,000
  Income tax benefit (expense)                                     1,177,000           (40,000)          127,000
                                                                ------------------------------------------------
  Net Income                                                       5,429,000         4,669,000         3,506,000
                                                                ------------------------------------------------
  Other comprehensive income                                       1,769,000        (1,796,000)          110,000
                                                                ------------------------------------------------
 Comprehensive income                                           $  7,198,000      $  2,873,000      $  3,616,000
                                                                ================================================

                                                                             For the Years Ended,
 CONDENSED STATEMENTS OF CASH FLOWS                             December 31,      December 31,      December 31,
                                                                    2000              1999              1998
                                                                ------------------------------------------------
Cash flows from operating activities:
Net Income                                                      $  5,429,000      $  4,669,000      $  3,506,000
Adjustments to reconcile net income to net cash provided by
  (used in) operations:
   Provision for deferred income taxes                            (1,042,000)           40,000           (11,000)
   Equity in undistributed income (losses) of subsidiaries        (7,218,000)       (4,582,000)       (3,532,000)
   Net change in other assets                                     (1,177,000)           19,000            (7,000)
   Net change in other liabilities                                 1,518,000           (31,000)         (618,000)
                                                                ------------------------------------------------
Net cash provided by (used in) by operating activities            (2,490,000)          115,000          (662,000)

Cash flows from investing activities:

   Other (dividends received from Bank subsidiaries)             (17,079,000)         (250,000)          300,000
   Cash distributed to Bank  subsidiaries                                 --        (2,985,000)         (250,000)
                                                                ------------------------------------------------
Net cash (used in) investing activities                          (17,079,000)       (3,235,000)           50,000

Cash flows from financing activities:

   Proceeds from issuance of common stock                          1,991,000        11,641,000         7,031,000
   Cash distributed to Bank  subsidiaries                                 --                --        (5,500,000)
   Payment to repurchase common stock                                     --                --          (130,000)
   Proceeds from issuance of long-term debt                       14,000,000                --                --
   Proceeds from other short-term borrowings                              --         4,000,000                --
   Repayments of other short-term borrowings                      (2,000,000)       (2,000,000)               --
                                                                ------------------------------------------------
Net cash provided by financing activities                         13,991,000        13,641,000         1,401,000

Net increase (decrease) in cash and cash equivalents              (5,578,000)       10,521,000           789,000

Cash and cash equivalents, beginning of year                      11,324,000           803,000            14,000
                                                                ------------------------------------------------
Cash and cash equivalents, end of year                          $  5,746,000      $ 11,324,000      $    803,000
                                                                ================================================

                                 EXHIBIT INDEX


                                                                      Incorporated by Reference to
                                                                                  Form
                                                                    ---------------------------------
                                                           Filed       8-A                 Exhibit
                                                          Herewith    Dated   10-K Dated      No.
                                                         ---------- --------- ----------- -----------
 2.1     Agreement and Plan of Merger and
         Reorganization dated as of May 9, 2000 between
         Heritage Commerce Corp and Western Holdings
         Bancorp (incorporated by reference from Annex
         A of the registration statement on Form S-4,
         Registration No. 333-40384, filed with the
         Commission on June 29, 2000)

 3.1     Heritage Commerce Corp Articles of                          3-5-98                  4.1
         Incorporation:  [Incorporated herein by
         reference from Exhibit 4 to Heritage Commerce
         Corp's Form 8-A: Registration of Securities
         Pursuant to Section 12(g) of the Securities
         Exchange Act of 1934 dated March 5, 1998
         (File No. 000-23877)]

 3.2     Heritage Commerce Corp Bylaws                               3-5-98                  4.2

10.1     Real Property Leases for properties located                 3-5-98                  10.1
         at 150 Almaden Blvd., San Jose and 100 Park
         Center Plaza, San Jose.

10.2     Employment agreement with Mr. Rossell dated                 3-5-98                  10.2
         June 8, 1994*

10.3     Employment agreement with Mr. Gionfriddo                    3-5-98                  10.3
         dated June 8, 1994 *

10.4     Amendment No. 2 to Employment Agreement with                          3-31-98       10.4
         Mr. Gionfriddo *

10.5     Employment agreement with Mr. Conniff dated                           3-31-99       10.5
         April 30, 1998 *

10.6     Employment agreement with Mr. Nethercott                              3-31-99       10.6
         dated April 16, 1998 *

10.7     Employment agreement with Mr. McGovern dated                          3-31-99       10.7
         July 16, 1998 *

21.1     Subsidiaries of the registrant                      X

23.1     Consent of Deloitte & Touche LLP                    X

23.2     Consent of Arthur Andersen LLP                      X

23.3     Consent of PricewaterhouseCoopers LLP               X

* Management contract or compensatory plan or arrangement.