Form 10-K405/A
period 2000-12-31
HERITAGE COMMERCE CORP
filed 2001-04-06
CIK 1053352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
--------------------------------------------------------------------------------
                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(MARK ONE)

   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2000

                                OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from            to

                          Commission File No. 000-23877

--------------------------------------------------------------------------------

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X No_____ -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock on March 28, 2001 on the Nasdaq National Market was $9.00.

As of March 28, 2001, 11,076,965 shares of the Registrant's common stock (no par value) were outstanding.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(3)   EXHIBITS

                                                                                               Incorporated by Reference to Form
                                                                                           ----------------------------------------
                                                                                Filed
                                                                               Herewith    8-A Dated    10-K Dated    Exhibit No.
                                                                             ------------- ----------- ------------- --------------
 2.1  Agreement and Plan of Merger and Reorganization dated as of May 9,
      2000 between Heritage Commerce Corp and Western Holdings Bancorp
      (incorporated by reference from Annex A of the registration statement on Form S-4, Registration No. 333-40384, filed with the Commission on
      June 29, 2000)
 3.1  Heritage Commerce Corp Articles of Incorporation:                                      3-5-98                       4.1
      [Incorporated herein by reference from Exhibit 4 to Heritage Commerce
      Corp's Form 8-A: Registration of Securities Pursuant to Section 12(g)
      of the Securities Exchange Act of 1934 dated March 5, 1998 (File No.
      000-23877)]
 3.2  Heritage Commerce Corp Bylaws                                                          3-5-98                       4.2
 4.1  The indenture, dated as of March 23, 2000, between
      Heritage Commerce Corp, as Issuer, and The Bank of New                      X
      York, as Trustee.
 4.2  Amended and restated declaration of Trust, Heritage
      Capital Trust I, dated as of March 23, 2000                                 X
 4.3  The indenture, dated as of September 7, 2000, between Heritage              X
      Commerce Corp, as Issuer, and State Street Bank and Trust Company, of
      Connecticut, National Association, as Trustee.
 4.4  Amended and restated declaration of Trust by and among                      X
      State Street Bank and Trust Company of Connecticut,
      National Association, as Institutional Trustee, and
      Heritage Commerce Corp, as Sponsor.
10.1  Real Property Leases for properties located at 150                                     3-5-98                      10.1
      Almaden Blvd., San Jose and 100 Park Center Plaza, San
      Jose.
10.2  Employment agreement with Mr. Rossell dated June 8, 1994*                              3-5-98                      10.2
10.3  Employment agreement with Mr. Gionfriddo dated June 8,                                 3-5-98                      10.3
      1994 *
10.4  Amendment No. 2 to Employment Agreement with Mr.                                                   3-31-98         10.4
      Gionfriddo *
10.5  Employment agreement with Mr. Conniff dated April 30,                                              3-31-99         10.5
      1998 *
10.6  Employment agreement with Mr. Nethercott dated April 16,                                           3-31-99         10.6
      1998 *
10.7  Employment agreement with Mr. McGovern dated July 16,                                              3-31-99         10.7
      1998 *
21.1  Subsidiaries of the registrant                                             **
23.1  Consent of Deloitte & Touche LLP                                           **
23.2  Consent of Arthur Andersen LLP                                             **
23.3  Consent of PricewaterhouseCoopers LLP                                      **

---------
*  Management contract or compensatory plan or arrangement.
** Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment to report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Heritage Commerce Corp


DATE:  April 6, 2001                              By:  / s / Brad Smith
                                                  --------------------------
                                                         Brad Smith
                                                  Chairman of the Board and CEO

                                  Exhibit Index

                                                                                               Incorporated by Reference to Form
                                                                                           ----------------------------------------
                                                                                Filed
                                                                               Herewith    8-A Dated    10-K Dated    Exhibit No.
                                                                             ------------- ----------- ------------- --------------
 2.1  Agreement and Plan of Merger and Reorganization dated as of May 9,
      2000 between Heritage Commerce Corp and Western Holdings Bancorp
      (incorporated by reference from Annex A of the registration statement on Form S-4, Registration No. 333-40384, filed with the Commission on
      June 29, 2000)
 3.1  Heritage Commerce Corp Articles of Incorporation:                                      3-5-98                       4.1
      [Incorporated herein by reference from Exhibit 4 to Heritage Commerce
      Corp's Form 8-A: Registration of Securities Pursuant to Section 12(g)
      of the Securities Exchange Act of 1934 dated March 5, 1998 (File No.
      000-23877)]
 3.2  Heritage Commerce Corp Bylaws                                                          3-5-98                       4.2
 4.1  The indenture, dated as of March 23, 2000, between
      Heritage Commerce Corp, as Issuer, and The Bank of New                      X
      York, as Trustee.
 4.2  Amended and restated declaration of Trust, Heritage
      Capital Trust I, dated as of March 23, 2000                                 X
 4.3  The indenture, dated as of September 7, 2000, between  Heritage             X
      Commerce Corp, as Issuer, and State Street Bank and Trust Company, of
      Connecticut, National Association, as Trustee.
 4.4  Amended and restated declaration of Trust by and among                      X
      State Street Bank and Trust Company of Connecticut,
      National Association, as Institutional Trustee, and
      Heritage Commerce Corp, as Sponsor.
10.1  Real Property Leases for properties located at 150                                     3-5-98                      10.1
      Almaden Blvd., San Jose and 100 Park Center Plaza, San
      Jose.
10.2  Employment agreement with Mr. Rossell dated June 8, 1994*                              3-5-98                      10.2
10.3  Employment agreement with Mr. Gionfriddo dated June 8,                                 3-5-98                      10.3
      1994 *
10.4  Amendment No. 2 to Employment Agreement with Mr.                                                   3-31-98         10.4
      Gionfriddo *
10.5  Employment agreement with Mr. Conniff dated April 30,                                              3-31-99         10.5
      1998 *
10.6  Employment agreement with Mr. Nethercott dated April 16,                                           3-31-99         10.6
      1998 *
10.7  Employment agreement with Mr. McGovern dated July 16,                                              3-31-99         10.7
      1998 *
21.1  Subsidiaries of the registrant                                             **
23.1  Consent of Deloitte & Touche LLP                                           **
23.2  Consent of Arthur Andersen LLP                                             **
23.3  Consent of PricewaterhouseCoopers LLP                                      **

---------
*  Management contract or compensatory plan or arrangement.
** Previously filed.