Form 10-Q
period 2001-03-31
HERITAGE COMMERCE CORP
filed 2001-05-15
CIK 1053352

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001
                              --------------------------------------------------
                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transitional period from                    To
                                 ------------------    -------------------------

Commission File No.                       000-23877
                   -------------------------------------------------------------

                             HERITAGE COMMERCE CORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                California                                 77-0469558
------------------------------------------------  ------------------------------
(State or other jurisdiction of incorporation or        (I.R.S. Employer
               organization)                           Identification No.)

150 Almaden Blvd., San Jose, California                      95113
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

The Registrant had 11,079,603 shares of Common Stock outstanding on May 7, 2001.

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
                          QUARTERLY REPORT ON FORM 10-Q

                                Table of Contents
--------------------------------------------------------------------------------

Part I - Financial Information                                              Page


Item 1.   Financial Statement (Unaudited) -- Condensed Consolidated
          Statements of Financial Condition                                   3


          Financial Statement (Unaudited) -- Condensed Consolidated
          Income Statements                                                   4


          Financial Statement (Unaudited) -- Condensed Consolidated
          Statements of Cash Flows                                            5


          Condensed Consolidated Notes to Financial Statements                6



Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               7



Item 3.   Quantitative and Qualitative Disclosures About Market Risk         17


Part II - Other Information

Item 1.   Legal Proceedings                                                  18

Item 6.   Exhibits and Reports on Form 8-K                                   18

Signatures                                                                   18

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                        March 31, 2001    December 31, 2000
                                                                        --------------    -----------------
                                                                          (Unaudited)
Cash and due from banks                                                  $  45,229,000      $  38,671,000
Interest bearing deposits in banks                                           3,876,000          2,098,000
Federal funds sold                                                          85,400,000         19,300,000
                                                                         -------------      -------------
                           Total cash and cash equivalents                 134,505,000         60,069,000

Securities available-for-sale, at fair value                                82,126,000         90,894,000
Securities held-to-maturity, at amortized cost
   (fair value of $20,041,000 for March 31, 2001 and $20,075,000 for
   December 31, 2000, respectively)                                         19,563,000         19,908,000
Loan held for sale, at fair value                                           41,496,000         35,931,000

Loans, net of deferred fees                                                575,769,000        610,781,000
Allowance for probable loan losses                                         (10,240,000)        (9,651,000)
                                                                         -------------      -------------
                           Loans, net                                      565,529,000        601,130,000

Premises and equipment, net                                                  6,232,000          6,415,000
Accrued interest receivable and other assets                                11,023,000         12,920,000
Other investments                                                           22,310,000         18,957,000
                                                                         -------------      -------------

                           TOTAL                                         $ 882,784,000      $ 846,224,000
                                                                         =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Deposits
      Demand, noninterest bearing                                        $ 232,691,000      $ 207,885,000
      Demand, interest bearing                                              64,867,000         68,587,000
      Savings and money market                                             223,674,000        219,299,000
      Time deposits, under $100,000                                         77,884,000         70,552,000
      Time deposits, $100,000 and over                                     169,483,000        162,625,000
      Brokered deposits                                                     21,609,000          9,238,000
                                                                         -------------      -------------
   Total deposits                                                          790,208,000        738,186,000

   Federal Home Loan Bank borrowing                                                ---         18,000,000
   Mandatorily redeemable cumulative trust preferred securities of
      Subsidiary Grantor Trust                                              14,000,000         14,000,000
   Accrued interest payable and other liabilities                            9,534,000         10,305,000
                                                                         -------------      -------------
                           Total liabilities                               813,742,000        780,491,000
                                                                         -------------      -------------

Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
      None outstanding                                                             ---                ---
    Outstanding

   Common Stock, no par value;  30,000,000 shares authorized;
      Shares issued and outstanding: 11,076,965 at March 31, 2001
      and 10,939,124 at December 31, 2000                                   62,983,000         62,469,000
   Accumulated other comprehensive income, net of taxes                      1,129,000            515,000
   Retained Earnings                                                         4,930,000          2,749,000
                                                                         -------------      -------------
                           Total shareholders' equity                       69,042,000         65,733,000
                                                                         -------------      -------------
                            TOTAL                                        $ 882,784,000      $ 846,224,000
                                                                         =============      =============

See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
              CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                  Three months ended March 31,
                                                                      2001           2000
                                                                  -----------     -----------
Interest income:
   Loans, including fees                                          $15,818,000     $11,382,000
   Securities,  taxable                                             1,416,000       1,195,000
   Securities,  non-taxable                                           152,000         146,000
   Interest bearing deposits in banks                                  36,000           3,000
   Federal funds sold                                                 740,000       1,251,000
                                                                  -----------     -----------
Total interest income                                              18,162,000      13,977,000
                                                                  -----------     -----------
Interest expense:
   Deposits                                                         6,593,000       4,799,000
   Mandatorily redeemable trust preferred securities                  376,000          19,000
   Other                                                              113,000          41,000
                                                                  -----------     -----------
Total interest expense                                              7,082,000       4,859,000
                                                                  -----------     -----------

Net interest income before provision for probable loan losses      11,080,000       9,118,000

Provision for probable loan losses                                    527,000         680,000
                                                                  -----------     -----------
Net interest income after provision for probable loan losses       10,553,000       8,438,000
                                                                  -----------     -----------
Noninterest income:
   Gain on sale of loans                                              273,000          52,000
   Other investments                                                  268,000         214,000
   Service charges and other fees on deposit accounts                 208,000         171,000
   Gain on sale of securities available-for-sale                      142,000             ---
   Servicing income                                                   114,000             ---
   Other income                                                       216,000         299,000
                                                                  -----------     -----------
Total noninterest income                                            1,221,000         736,000
                                                                  -----------     -----------
Noninterest expenses:
   Salaries and employee benefits                                   5,081,000       4,015,000
   Occupancy                                                          680,000         543,000
   Furniture and equipment                                            441,000         331,000
   Professional fees                                                  330,000         306,000
   Loan origination costs                                             299,000         206,000
   Client services                                                    292,000         369,000
   Advertising and promotion                                          223,000         179,000
   Stationery & supplies                                              133,000          79,000
   Telephone                                                           89,000          86,000
   Other                                                              699,000         676,000
                                                                  -----------     -----------
Total noninterest expenses                                          8,267,000       6,790,000
                                                                  -----------     -----------
Income before income taxes                                          3,507,000       2,384,000

Provision for income taxes                                          1,326,000         867,000
                                                                  -----------     -----------
Net income                                                        $ 2,181,000     $ 1,517,000
                                                                  ===========     ===========
Earnings per share:
     Basic                                                        $      0.20     $      0.15
                                                                  ===========     ===========

     Diluted                                                      $      0.19     $      0.14
                                                                  ===========     ===========

See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                     Three Months ended March 31,
                                                                          2001         2000
                                                                          ----         ----
Cash flows from operating activities:

Net income                                                           $2,181,000    $   1,517,000
Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
Depreciation and amortization                                           420,000          352,000
Provision for probable loan losses                                      527,000          680,000
Gain on sale of securities available-for-sale                          (142,000)             ---
Net amortization of premiums / accretion of discounts                   (86,000)          25,000
Proceeds from sales of loans held for sale                           10,157,000              ---
Originations of loans held for sale                                 (15,872,000)      (3,730,000)
Maturities of loans held for sale                                       150,000           13,000
Effect of changes in:
    Accrued interest receivable and other assets                      1,894,000          177,000
    Accrued interest payable and other liabilities                   (1,157,000)      (8,631,000)
                                                                   ------------    -------------

Net cash used in operating activities                                (1,928,000)      (9,597,000)

Cash flows from investing activities:
Net changes in loans                                                 35,075,000      (42,155,000)
Purchases of securities available-for-sale                          (20,362,000)     (27,285,000)
Maturities/paydowns/calls of securities available-for-sale            3,785,000          176,000
Proceeds from sales of securities available-for-sale                 26,586,000              ---
Proceeds from maturities or calls of securities held-to-maturity        334,000          410,000
Purchases of corporate owned life insurance                          (3,004,000)      (2,524,000)
Purchases of other investments                                         (349,000)        (304,000)
Purchases of property and equipment                                    (237,000)         140,000
                                                                   ------------    -------------

Net cash provided by (used in) investing activities                  41,828,000      (71,822,000)

Cash flows from financing activities:

Net increase in deposits                                             52,022,000       63,252,000
Proceeds from issuance of mandatorily redeemable cumulative trust
   preferred securities of Subsidiary Grantor Trust                         ---        7,000,000
Proceeds from exercise of stock options                                 514,000           26,000
Net change in FHLB borrowings                                       (18,000,000)      (5,000,000)
                                                                   ------------    -------------

Net cash provided by financing activities                            34,536,000       65,278,000
                                                                   ------------    -------------

Net increase (decrease) in cash and cash equivalents                 74,436,000      (16,141,000)

Cash and cash equivalents, beginning of period                       60,069,000      155,224,000
                                                                   ------------    -------------

Cash and cash equivalents, end of period                           $134,505,000    $ 139,083,000
                                                                   ============    =============

------------------------------------------------------------------------------------------------
Supplemental disclosures of cash paid during the period for:
   Interest                                                        $  7,037,000    $   4,271,000
   Income taxes                                                             ---          774,000

See notes to condensed consolidated financial statements

                     HERITAGE COMMERCE CORP AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

1)          BASIS OF PRESENTATION

            The unaudited condensed consolidated financial statements of Heritage Commerce Corp and its wholly owned subsidiaries: Heritage Bank of Commerce (HBC), Heritage Bank East Bay (HBEB), Heritage Bank South Valley (HBSV), and Bank of Los Altos (BLA), and Heritage Capital Trust I and Heritage Statutory Trust I, which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities, have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 2000. The unaudited condensed financial information presented herein has been restated on a historical basis to reflect the merger with Western Holdings Bancorp, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

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

            The results for the three months ended March 31, 2001 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2001.

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

                                                                      Three months ended
                                                                            March 31,
                                                                       2001           2000
                                                                    ----------     ----------
            Weighted average common shares outstanding - used
                in computing basic earnings per share               11,011,558     10,386,062
            Dilutive effect of stock options outstanding, using
                the treasury stock method                              340,547        944,027
                                                                    ----------     ----------
            Shares used in computing diluted earnings per share     11,352,105     11,330,089
                                                                    ==========     ==========

3)          COMPREHENSIVE INCOME

            Comprehensive Income includes net income and other comprehensive income, which represents the change in its net assets during the period from non-owner sources.

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

                                                                     For the Three Months Ended March 31,
                                                                             2001            2000
                                                                             ----            ----
            Net Income                                                   $ 2,181,000     $ 1,517,000
                                                                         -----------     -----------
            Other comprehensive income, net of tax:
                     Net unrealized holding gain (loss) on
                     available-for-sale securities during the
                     period                                                  705,000        (176,000)
            Less:    reclassification adjustment for realized
                     gains on available-for-sale securities
                     included in net income during the
                     period                                                  (91,000)            ---
                                                                         -----------     -----------

            Other comprehensive income (loss)                                614,000        (176,000)
                                                                         -----------     -----------

            Comprehensive income                                         $ 2,795,000     $ 1,341,000
                                                                         ===========     ===========



4)          RECLASSIFICATIONS

            Certain amounts in the December 31, 2000 and March 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, and other risks. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Heritage operates as the bank holding company for the four subsidiary banks:
Heritage Bank of Commerce, Heritage Bank East Bay, Heritage Bank South Valley and Bank of Los Altos (collectively the "Banks"). All are California state chartered banks which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Contra Costa and Alameda Counties, California. The accounting and reporting policies of Heritage Commerce Corp and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The financial information presented herein has been restated on a historical basis to reflect the merger with Western Holdings Bancorp, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

OVERVIEW

Net income for the three months ended March 31, 2001 was $2,181,000, up 44% or $664,000 from $1,517,000 for the first quarter of 2000. Earnings per diluted share for the first quarter of 2001 were $0.19, up 36% or $0.05 from $0.14 per diluted share for the prior year period. Annualized return on average assets and return on average equity for the quarter ended March 31, 2001 were 1.03% and 13.06%, respectively, compared with returns of 0.90% and 10.72%, respectively, for the same period in 2000.

For the first quarter of 2001 as compared with the same period of the previous year, net interest income grew by $1,962,000, or 22%. The increase is attributable to an increase in earning assets, primary loans, partially offset by a decline in rates earned. The Company's net interest margin was 5.68% for the quarter ended March 31, 2001, compared with 5.82% for the quarter ended March 31, 2000.

Total assets as of March 31, 2001 were $882,784,000, an increase of $147,454,000, or 20%, from March 31, 2000, and an increase of $36,560,000, or
4%, from total assets of $846,224,000 at December 31, 2000. Total deposits as of March 31, 2001 were $790,208,000, an increase of $125,596,000, or 19%, from
March 31, 2000, and an increase of $52,022,000, or 7%, from total deposits of $738,186,000 at December 31, 2000.

Total portfolio loans as of March 31, 2001 were $575,769,000, an increase of $132,362,000, or 30%, compared to March 31, 2000. Total portfolio loans as of December 31, 2000 were $610,781,000. The Company's allowance for loan losses was $10,240,000, or 1.78%, of total loans as of March 31, 2001. This compares with an allowance for loan losses of $7,204,000, or 1.62%, and $9,651,000, or 1.58% of total loans at March 31, 2000 and December 31, 2000, respectively. The Company's non-performing assets (NPA's) were $1,693,000 as of March 31, 2001. NPA's were $1,336,000 as of March 31, 2000. The Company had no NPA's as of December 31, 2000.

The Company's shareholders' equity as of March 31, 2001 increased to $69,042,000 from $57,912,000 as of March 31, 2000 and from $65,733,000 as of December 31, 2000. Book value per share totaled $6.23 as of March 31, 2001, compared to $5.58 as of March 31, 2000 and $6.01 as of December 31, 2000. The Company's leverage capital ratio was at 9.51% at March 31, 2001. This compared with a leverage ratio of 9.67% at March 31, 2000 and 9.3% at December 31, 2000.

RESULTS OF OPERATIONS

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents the Company's average balance sheet, net interest income and the resultant yields for the periods presented:

                                                    For the Three Months Ended          For the Three Months Ended
                                                          March 31, 2001                      March 31, 2000
                                                ---------------------------------------------------------------------
                                                             Interest    Average                  Interest   Average
                                                 Average     Income/     Yield/       Average     Income/     Yield/
(Dollars in thousands)                           Balance     Expense      Rate        Balance     Expense      Rate
-----------------------------------------------------------------------------------------------------------------------------------
Assets:
Loans, gross                                     $627,110    $ 15,818    10.23%       $447,304    $ 11,382    10.23%
Investments securities                            106,478       1,568     6.13%         91,732       1,341     5.89%
Interest bearing deposits in banks                  2,828          36     5.16%            203           3     5.94%
Federal funds sold                                 55,468         740     5.41%         89,730       1,251     5.61%
                                                 --------    --------                 --------    --------
   Total interest earning assets                  791,884    $ 18,162     9.30%        628,969    $ 13,977     8.94%
                                                 --------    --------                 --------    --------
Cash and due from banks                            41,436                               30,325
Premises and equipment, net                         6,370                                6,585
Other assets                                       18,535                               15,250
                                                 --------                             --------
   Total assets                                  $858,225                             $681,129
                                                 ========                             ========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing                         $ 66,474    $    345     2.11%       $ 52,431    $    248     1.91%
Savings and money market                          225,310       2,212     3.98%        200,631       1,871     3.75%
Time deposits, under $100,000                      77,440       1,168     6.12%         68,496         894     5.25%
Time deposits, $100,000 and over                  172,984       2,567     6.02%        122,739       1,629     5.34%
Brokered deposits                                  19,404         301     6.29%         10,403         157     6.05%
Other borrowings                                   20,618         489     9.61%          4,400          60     5.45%
                                                 --------    --------                 --------    --------
   Total interest bearing liabilities             582,230    $  7,082     4.93%        459,100    $  4,859     4.26%
                                                 --------    --------                 --------    --------
Demand deposits                                   197,903                              159,764
Other liabilities                                  10,365                                5,497
                                                 --------                             --------
   Total liabilities                              790,498                              624,361
Shareholders' equity                               67,727                               56,768
                                                 --------                             --------
   Total liabilities and shareholders' equity    $858,225                             $681,129
                                                 ========                             ========
Net interest income / margin                                 $ 11,080     5.68%                   $  9,118     5.82%
                                                             ========                             ========

Note: Yields and amounts earned on loans include loan fees of $1,144,000 and $898,000 for the three-month periods ended March 31, 2001 and 2000, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $1,693,000, and $1,336,000 for the period ended March 31, 2001, and March 31, 2000 respectively, are included in the average balance calculation above.

The Company's net interest income for the first quarter of 2001 was $11,080,000, an increase of $1,962,000 or 22% over the first quarter of 2000. When compared to the first quarter of 2000, average earning assets increased by $160,290,000 or 25% while the net yield on average earning assets decreased to 5.68% in the first quarter of 2001, from 5.82% in the first quarter of 2000. The increase in net interest income was primarily a result of the increases in average loans funded by a decrease in Federal funds sold and the increases in all deposit products, most notably in time deposits, 100,000 and over, brokered deposits, other borrowings and non interest bearing demand deposits.

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

                                                               Three Months Ended March 31,
                                                                      2001 vs. 2000
                                               ----------------------------------------------------------
                                                           Increase (Decrease) Due to Change In:
        (Dollars in thousands)                     Average Volume       Average Rate         Net Change
        -------------------------------------------------------------------------------------------------
        INTEREST EARNING ASSETS
           Loans, gross                                $ 4,436             $    --             $ 4,436
           Investments securities                          217                  10                 227
           Interest bearing deposits in banks               34                  (1)                 33
           Federal funds sold                             (457)                (54)               (511)
        -------------------------------------------------------------------------------------------------
        Total interest earning assets                  $ 4,230             $   (45)            $ 4,185
        -------------------------------------------------------------------------------------------------

        INTEREST BEARING LIABILITIES
           Demand, interest bearing                    $    73             $    24             $    97
           Money Market and Savings                        243                  98                 341
           Time deposits, under $100,000                   135                 139                 274
           Time deposits, $100,000 and over                746                 192                 938
           Brokered Deposits                               139                   5                 144
           Other borrowings                                384                  45                 429
        -------------------------------------------------------------------------------------------------
        Total interest bearing liabilities             $ 1,720             $   503             $ 2,223
        -------------------------------------------------------------------------------------------------
        Net interest income                            $ 2,510             $  (548)            $ 1,962
                                                       =======             =======             =======


PROVISION FOR PROBABLE LOAN LOSSES

During the first quarter of 2001, the provision for probable loan losses was $527,000, down $153,000 from $680,000 for the first quarter of 2000. See additional discussion at Allowance for Probable Loan Losses.

NONINTEREST INCOME

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                                                            Increase (decrease)
                                                                                        ----------------------------
                                                          Three months ended March 31,       2001 versus 2000
                                                       -------------------------------------------------------------
      (Dollars in thousands)                                 2001           2000          Amount         Percent
      --------------------------------------------------------------------------------------------------------------
      Gain on sale of loans                                 $  273         $   52         $  221             425%
      Other investment income                                  268            214             54              25%
      Service charges and other fees                           208            171             37              22%
      Gain on sale of securities available-for-sale            142             --            142              --%
      Servicing income                                         114             --            114              --%
      Other income                                             216            299            (83)            (28%)
      --------------------------------------------------------------------------------------------------------------
      Total                                                 $1,221         $  736         $  485              66%
      ==============================================================================================================

Noninterest income for the quarter ended March 31, 2001 was $1,221,000, up $485,000, or 66%, from $736,000 for the quarter ended March 31, 2000. This increase was the result of the Company increasing the volume of originations and sales of SBA loans resulting in a $273,000 gain on sale of loans recognized in the first quarter of 2001, compared to $52,000 for the same period in the prior year. Gain on sales of securities was $142,000 in the first quarter of 2001, while there was no sale of securities in the first quarter of 2000. The Company had $114,000 in noninterest income from Internet banking services in the first quarter of 2001 which was not offered in the first quarter of 2000.

NONINTEREST EXPENSE

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                            For The Three Months Ended March 31,
                                     ---------------------------------------------------
                                                                        Percent Increase
                                                              Increase        (Decrease)
      (Dollars in thousands)           2001        2000      (Decrease)
      ----------------------------------------------------------------------------------
      Salaries and benefits          $ 5,081      $ 4,015      $ 1,066             27 %
      Occupancy                          680          543          137             25 %
      Furniture and equipment            441          331          110             33 %
      Professional fees                  330          306           24              8 %
      Loan origination costs             299          206           93             45 %
      Client services                    292          369          (77)           (21)%
      Advertising and promotion          223          179           44             25 %
      Stationery & supplies              133           79           54             68 %
      Telephone                           89           86            3              3 %
      All other                          699          676           23              3 %
      ----------------------------------------------------------------------------------
      Total                          $ 8,267      $ 6,790      $ 1,477              22%
      ==================================================================================

The following table indicates the percentage of noninterest expense in each category:

                                          For The Three Months Ended March 31,
                                   -----------------------------------------------

      (Dollars in thousands)          2001    % of Total       2000     % of Total
      ----------------------------------------------------------------------------
      Salaries and benefits          $5,081      61.46%       $4,015      59.13%
      Occupancy                         680       8.23%          543       8.00%
      Furniture and equipment           441       5.33%          331       4.87%
      Professional fees                 330       3.99%          306       4.51%
      Loan origination costs            299       3.62%          206       3.03%
      Client services                   292       3.53%          369       5.43%
      Advertising and promotion         223       2.70%          179       2.64%
      Stationery & supplies             133       1.61%           79       1.16%
      Telephone expense                  89       1.08%           86       1.27%
      All other                         699       8.95%          676       9.96%
      ----------------------------------------------------------------------------
      Total                          $8,267     100.00%       $6,790     100.00%
      ============================================================================

Noninterest expenses for the first quarter of 2001 were $8,267,000, up $1,477,000, or 22%, from $6,790,000 for the first quarter of 2000. The overall increase in noninterest expenses is in response to the significant growth in the Company. Salaries and benefits increased $1,066,000 reflecting normal salary and benefit increases and the growth in the level of full time equivalent employees from 209 at March 31, 2000 to 231 at March 31, 2001. As a percentage of total noninterest expenses, salaries and benefits increased from 59.13% to 61.46%. Occupancy increased by $137,000, as a result of increased rental costs. Furniture and equipment increased by $110,000 and increased as a percentage of total noninterest expenses from 4.87% to 5.33%. Stationery and supplies increased by $54,000 and increased as a percentage of total noninterest expenses from 1.16% to 1.61%. Loan origination costs increased by $93,000 as a result of the overall growth in the loan portfolio and increased as a percentage of total noninterest expenses from 3.03% to 3.62%. Professional fees increased by $24,000 but decreased as a percentage of total noninterest expense from 4.51% to 3.99%. Client services decreased $77,000 and decreased as a percentage of total noninterest expenses from 5.43% to 3.53%.

INCOME TAXES

The provision for income taxes for the three months ended March 31, 2001 was $1,326,000 as compared to $867,000 for the first quarter of 2000. The Company's effective tax rates were 37.81% and 36.37%, respectively, for the quarter ended March 31, 2001 and 2000. The difference in the effective tax rate compared to the statutory tax rate and the reduction in the effective tax rate is primarily the result of the activities related to the Company's holdings in certain life insurance contracts and the Company's level of investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $36,560,000, or 4%, to $882,784,000 at March 31, 2001
from $846,224,000 at December 31, 2000, and increased $147,454,000, or 20%, from
$735,330,000 at March 31, 2000. Total portfolio loans decreased $35,012,000 or 6% to $575,769,000 at March 31, 2001 from $610,781,000 at December 31, 2000, but have increased $132,362,000 or 30% from $443,407,000 at March 31, 2000. Total deposits were $790,208,000 at March 31, 2001, an increase of 7% from $738,186,000 at December 31, 2000, and have increased 19% from $664,612,000 at
March 31, 2000. The above reflects the continued strong internal growth of the Company primarily in noninterest bearing demand deposits and brokered deposits used with the proceeds from the loan payments to fund the growth in Federal funds.

SECURITIES PORTFOLIO

The following table summarizes the composition of the Company's investment securities and the weighted average yields at March 31, 2001:

                                                                           March 31, 2001
                                   ----------------------------------------------------------------------------------------------
                                                                              Maturity
                                   ----------------------------------------------------------------------------------------------

                                                    After One Year and  After Five Years and
                                    Within One Year  Within Five Years   Within Ten Years     After Ten Years          Total
---------------------------------------------------------------------------------------------------------------------------------
(Dollars in thousands)               Amount   Yield    Amount   Yield    Amount     Yield     Amount     Yield    Amount    Yield
---------------------------------------------------------------------------------------------------------------------------------
Securities available-for-sale:
    Agencies                       $  5,034    6.68%  $ 31,486   6.35%   $   ---     ---%    $    ---      ---%  $ 36,520   6.40%
    U.S. treasury                     5,022    5.42%       513   6.34%       ---     ---%         ---      ---%     5,535   5.50%
    Mortgage-backed securities          ---     ---%     6,618   6.22%     6,006    7.34%      12,791     7.37%    25,415   7.06%
    Commercial paper                    ---     ---%     1,019   6.71%       ---     ---%         ---      ---%     1,019   6.71%
    Municipals -  nontaxable          2,295    4.63%     3,310   4.74%     6,875    4.61%       1,157     5.12%    13,637   4.69%
                                   --------           --------          --------             --------            --------
    Total available-for-sale       $ 12,351    5.79%  $ 42,946   6.21%  $ 12,881    5.88%    $ 13,948     7.18%  $ 82,126   6.26%

Securities held-to-maturity:
   CMOs                              $  ---     ---%  $  1,002   6.33%  $    501    6.55%    $    646     6.55%  $  2,149   6.45%
   Mortgage-backed securities           ---     ---%     5,514   6.34%       ---     ---%         ---      ---%     5,514   6.34%
   Municipals -  taxable              1,880    6.49%     2,609   6.55%       ---     ---%         ---      ---%     4,489   6.52%
   Municipals -  nontaxable             ---      --%     1,481   4.72%     5,930    4.49%         ---      ---%     7,411   4.54%
                                   --------           --------          --------             --------            --------
    Total held-to-maturity         $  1,880    6.49%  $ 10,606   6.16%  $  6,431    4.65%    $    646     6.55%  $ 19,563   5.71%
                                   --------           --------          --------             --------            --------
    Total securities               $ 14,231    5.88%  $ 53,552   6.20%  $ 19,312    5.47%    $ 14,594     7.16%  $101,689   6.16%
                                   ========           ========          ========             ========            ========

Note: Yield on non-taxable municipal securities are not presented on a fully tax equivalent basis.

LOANS

Total gross loans decreased 6% to $575,769,000 at March 31, 2001, as compared to $610,781,000 at December 31, 2000. The decrease in loan balances was a result of loan payments and payoffs exceeding the level of new originations during the first quarter of 2001.

The following table indicates the Company's loan portfolio for the periods indicated:

(Dollars in thousands)             March 31, 2001   % of Total   December 31, 2000   % of Total
----------------------             --------------   ----------   -----------------   ----------
Commercial                              $ 183,080          32%       $ 200,846          33%
Real estate - mortgage                    228,382          40%         230,468          38%
Real estate - land and construction       156,920          27%         171,325          28%
Consumer                                    7,427           1%           8,172           1%
                                        ---------         ---        ---------         ----
     Total loans                          575,809         100%         610,811         100%
Deferred loan fees                            (40)                         (30)
Allowance for loan losses                 (10,240)                      (9,651)
                                        ---------                    ---------
Loans, net                              $ 565,529                    $ 601,130
                                        =========                    =========

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

The following table sets forth the maturity distribution of the Company's loans at March 31, 2001:

                                                          Over One Year
                                             Due in       But Less Than
(Dollars in thousands)                  One Year or Less    Five Years    Over Five Years       Total
-------------------------------------------------------------------------------------------------------
Commercial                                  $171,357         $ 11,466         $    257         $183,080
Real estate mortgage                         129,635           81,999           16,748          228,382
Real estate - land and construction          156,827               93              ---          156,920
Consumer                                       6,017            1,409                1            7,427
-------------------------------------------------------------------------------------------------------
Total loans                                 $463,836         $ 94,967         $ 17,006         $575,809
=======================================================================================================

Loans with variable interest rates          $446,652         $ 59,114         $    502         $506,268
Loans with fixed interest rates               17,184           35,853           16,504           69,541
-------------------------------------------------------------------------------------------------------
Total loans                                 $463,836         $ 94,967         $ 17,006         $575,809
=======================================================================================================


The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At March 31, 2001, approximately 88% of the Company's loan portfolio consisted of floating interest rate loans.

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings and other real estate owned. The following table shows nonperforming assets at the dates indicated:

                                                                                         March 31,        December 31,
(Dollars in thousands)                                                                2001        2000        2000
----------------------------------------------------------------------------------------------------------------------
Nonaccrual loans                                                                     $1,693      $1,336      $  ---
Loans 90 days past due and still accruing                                               ---         ---         ---
Restructured loans                                                                      ---         ---         ---
                                                                                     ------      ------      ------
    Total nonperforming loans                                                         1,693       1,336         ---
Foreclosed assets                                                                       ---         ---         ---
                                                                                     ------      ------      ------
    Total nonperforming assets                                                       $1,693      $1,336      $  ---
                                                                                     ======      ======      ======

Nonperforming assets as a percentage of period end loans plus foreclosed assets        0.30%       0.22%        ---%


The Company had $1,693,000 and $1,336,000 nonperforming assets (NPA's) as of March 31, 2001 and 2000. The Company had no NPA's as of December 31, 2000.

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

The following table summarizes the Company's loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                                                                                  Year ended
                                                                                                   December
                                                                  Three months ended March 31,        31,
                                                                  ----------------------------     --------
(Dollars in thousands)                                                2001           2000            2000
                                                                    -------         -------         -------
Balance, beginning of period / year                                 $ 9,651         $ 6,511         $ 6,511
Net recoveries (charge-offs)                                             62              13             (19)
Provision for probable loan losses                                      527             680           3,159
                                                                    -------         -------         -------
Balance, end of period / year                                       $10,240         $ 7,204         $ 9,651
                                                                    =======         =======         =======

RATIOS:

   Net recoveries (charge-offs) to average loans outstanding           0.01%            ---%            ---%
   Allowance for loan losses to average loans                          1.66%           1.63%           1.80%
   Allowance for loan losses to total loans                            1.78%           1.62%           1.58%
   Allowance for loan losses to non-performing loans                    605%            539%            ---%

The following table summarizes the allocation of the allowance for loan losses
(ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                              March 31, 2001              March 31, 2000           December 31, 2000
                                       -------------------------------------------------------------------------------------

                                                    Percent of ALL in          Percent of ALL in           Percent of ALL in
                                                    each category to           each category to             each category to
(Dollars in thousands)                     Amount      total loans     Amount     total loans     Amount       total loans
----------------------------------------------------------------------------------------------------------------------------
Commercial                                 $ 4,662        2.55%        $ 3,276       1.78%        $ 4,244         2.11%
Real estate - mortgage                       1,530        0.67%          1,105       0.68%          1,509         0.65%
Real estate - land and construction          1,969        1.25%          1,493       1.29%          2,084         1.22%
Consumer                                       167        2.25%            145       2.29%            158         1.93%
Unallocated                                  1,912        ----%          1,185        ---           1,656          ---
                                           -------                     -------                    -------
Total                                      $10,240        1.78%        $ 7,204       1.62%        $ 9,651         1.58%
                                           =======                     =======                    =======


The increase in the allowance for loan losses reflects the overall growth in the Company's real estate and land and construction loan portfolio since March 31, 2000. Although the portfolio has declined in the first quarter of 2001, management believes the inherent risks within the portfolio have increased due to the current economic environment particularly as it affects the technology sector and real estate markets served by the Company. Coupled with the current energy situation and increased layoffs in California, management has increased the allocated reserves for commercial lending and increased the unallocated reserves as these factors have worsened.

DEPOSITS

Deposits totaled $790,208,000 at March 31, 2001, up 7% from $738,186,000 at
December 31, 2000 and up 19% from $664,612,000 as of March 31, 2000. The increase in deposits was primarily due to increases in noninterest bearing deposits, time deposits and brokered deposits. Noninterest bearing deposits were $232,691,000 at March 31, 2001, up 12% from $207,885,000 at December 31, 2000.
Time deposits were $247,367,000 at March 31, 2001, up 6% from $233,177,000 at
December 31, 2000. Brokered deposits were $21,609,000 at March 31, 2001, up 134% from $9,238,000 at December 31, 2000.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                         Three months ended          Year ended
                                           March 31, 2001        December 31, 2000
                                   --------------------------------------------------
                                       Average   Average Rate  Average   Average Rate
  (Dollars in thousands)               Balance       Paid      Balance       Paid
-------------------------------------------------------------------------------------
Demand, noninterest bearing           $197,903       ---       $183,422       ---
Demand, interest bearing                66,474       2.11%       55,616      1.82%
Saving and money market                225,310       3.98%      228,336      4.16%
Time deposits, under $100,000           77,440       6.12%       73,058      5.85%
Time deposits, $100,000 and over       172,984       6.02%      151,275      5.75%
Brokered deposits                       19,404       6.29%       10,544      6.55%
                                      --------                 --------
     Total average deposits           $759,515       3.52%     $702,251      3.44%
                                      ========                 ========

DEPOSIT CONCENTRATION AND DEPOSIT VOLATILITY

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of March 31, 2001.

      (Dollars in thousands)                                    Balance                % of Total
      -------------------------------------------------------------------------------------------
      Three months or less                                     $ 96,188                       50%
      Over three months through twelve months                    83,538                       44%
      Over twelve months                                         11,366                        6%
      -------------------------------------------------------------------------------------------
             Total                                            $ 191,092                      100%
                                                             ==========                      ===


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

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2001, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:


                                                    Within    Due in Three     Due After
                                                    Three       to Twelve     One to Five    Due After        Not
(Dollars in thousands)                              Months        Months         Years       Five Years  Rate-Sensitive    Total
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EARNING ASSETS:
  Federal funds sold                              $  85,400      $    ---       $    ---      $    ---        $  ---     $  85,400
  Interest bearing deposits in banks                  3.876           ---            ---           ---           ---         3,876
  Securities                                          5,011         7,848         40,852        47,978           ---       101,689
  Total loans                                       462,919        42,373         94,968        17,005           ---       617,265
------------------------------------------------------------------------------------------------------------------------------------
    Total interest earning assets                   557,206        50,221        135,820        64,983           ---       808,230
------------------------------------------------------------------------------------------------------------------------------------
Cash and due from banks                                 ---           ---            ---           ---        45,229        45,229
Other assets                                            ---           ---            ---           ---        29,325        29,325
------------------------------------------------------------------------------------------------------------------------------------
    Total assets                                  $ 557,206     $  50,221      $ 135,820     $  64,983     $  74,554     $ 882,784
====================================================================================================================================
INTEREST BEARING LIABILITIES:

  Demand, interest bearing                        $  64,867      $    ---        $   ---       $   ---      $    ---     $  64,867
  Savings and money market                          223,674           ---            ---           ---           ---       223,674
  Time deposits                                     127,098       123,766         18,112           ---           ---       268,976
------------------------------------------------------------------------------------------------------------------------------------
    Total interest bearing liabilities              415,639       123,766         18,112           ---           ---       557,517
------------------------------------------------------------------------------------------------------------------------------------
Noninterest demand deposits                          84,895           ---            ---           ---       147,796       232,691
Other liabilities                                       ---           ---            ---           ---        23,534        23,534
Shareholders' equity                                    ---           ---            ---           ---        69,042        69,042
------------------------------------------------------------------------------------------------------------------------------------
    Total liabilities and shareholders' equity    $ 500,534     $ 123,766      $  18,112     $     ---     $ 240,372     $ 882,784
====================================================================================================================================
Interest rate sensitivity GAP                     $  56,672     $ (73,545)     $ 117,708     $  64,983     $(165,818)    $     ---
====================================================================================================================================
Cumulative interest rate sensitivity GAP          $  56,672     $ (16,873)     $ 100,835     $ 165,818     $     ---     $     ---
Cumulative interest rate sensitivity GAP ratio         6.42%        (1.92)%        11.43%        18.79%          ---%          ---%

The foregoing table demonstrates that the Company had a negative cumulative one-year gap of $16,873,000, or 1.92% of total assets, at March 31, 2001. In theory, this would indicate that $16,873,000 more in liabilities than assets would reprice if there was a change in interest rates over the next year. If interest rates were to decrease, the negative gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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

LIQUIDITY AND LIABILITY MANAGEMENT

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At March 31, 2001, the Company's primary liquidity ratio was 22.54%, comprised of $58.6 million in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $19.3 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $85.4 million, and $49.1 million in cash and due from banks, as a percentage of total unsecured deposits of $771 million. The increase in the liquidity ratio from 15.04% at December 31, 2000 was a result of the excess of loan repayments over originations, which was invested in Federal funds sold during the first three months of 2001.

CAPITAL RESOURCES

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                           March 31,           December 31,
                                  ------------------------------------------
(Dollars in thousands)               2001           2000           2000
----------------------------------------------------------------------------
Capital components:
   Tier 1 Capital                  $ 81,435       $ 66,200       $ 78,982
   Tier 2 Capital                     9,377          6,761          9,427
                                   --------       --------       --------
     Total risk-based capital        90,812       $ 72,961       $ 88,409
                                   ========       ========       ========

Risk-weighted assets                750,126       $564,247       $753,947

Average assets                     $856,586       $681,129       $850,072
                                                                                    Minimum
                                                                                  Regulatory
                                                                                 Requirements
                                                                                 ------------
Capital ratios:
   Total risk-based capital            12.1%          12.9%          11.7%           8.0%
   Tier 1 risk-based capital           10.8%          11.7%          10.5%           4.0%
   Leverage ratio (1)                   9.5%           9.7%           9.3%           4.0%

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

Item 6. - Exhibits and Reports on Form 8-K

(a)     Exhibits included with this filing:

        None

(b)     Reports on Form 8-K

On January 26, 2001 the Company filed its earnings press release for the fourth quarter ended December 31, 2000 with the SEC on Form 8-K.

On March 26, 2001, the Registrant filed a Current Report on form 8-K under Item 5, to report Heritage Bank South Valley to open new branch office in Gilroy.

On April 24, 2001, the Company filed its earnings press release for the first quarter ended March 31, 2001 with the SEC on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Heritage Commerce Corp
                               -------------------------------------------------
                                                  (Registrant)

        May 15, 2001                           /s/ Brad L. Smith
----------------------------   -------------------------------------------------
            Date                 Brad L. Smith, Chairman of the Board and CEO

        May 15, 2001                      /s/ Lawrence D. McGovern
----------------------------   -------------------------------------------------
            Date                 Lawrence D. McGovern, Chief Financial Officer