Form 10-Q
period 2001-06-30
HERITAGE COMMERCE CORP
filed 2001-08-14
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

Or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transitional period from _________________ to _________________

Commission File No. 000-23877

HERITAGE COMMERCE CORP

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0469558 (I.R.S. Employer Identification No.)

150 Almaden Blvd., San Jose, California (Address of principal executive offices)	95113 (Zip Code)

(408) 947-6900

(Registrant’s telephone number, including area code)

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

The Registrant had 11,104,574 shares of Common Stock outstanding on August 9, 2001.

HERITAGE COMMERCE CORP AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (Unaudited)

ASSETS

	June 30, 2001	December 31, 2000

Cash and due from banks	$34,624,000	$38,671,000

Interest bearing deposits in banks	5,414,000	2,098,000

Federal funds sold	67,900,000	19,300,000

Total cash and cash equivalents	107,938,000	60,069,000

Securities available-for-sale, at fair value	62,072,000	90,894,000

Securities held-to-maturity, at amortized cost (fair value of $19,385,000 at June 30, 2001 and $20,075,000 at December 31, 2000	18,999,000	19,908,000

Loan held for sale, at fair value	40,680,000	35,931,000

Loans, net of deferred costs	605,132,000	610,781,000

Allowance for probable loan losses	(10,347,000)	(9,651,000)

Loans, net	594,785,000	601,130,000

Premises and equipment, net	6,045,000	6,415,000

Accrued interest receivable and other assets	15,416,000	12,920,000

Other investments	21,696,000	18,957,000

TOTAL	$867,631,000	$846,224,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Deposits

Demand, noninterest bearing	$234,125,000	$207,885,000

Demand, interest bearing	66,063,000	68,587,000

Savings and money market	201,341,000	219,299,000

Time deposits, under $100,000	82,950,000	70,552,000

Time deposits, $100,000 and over	158,966,000	162,625,000

Brokered deposits	26,723,000	9,238,000

Total deposits	770,168,000	738,186,000

Federal Home Loan Bank borrowing	—	18,000,000

Mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust	14,000,000	14,000,000

Accrued interest payable and other liabilities	12,496,000	10,305,000

Total liabilities	796,664,000	780,491,000

Commitments and contingencies

Shareholders’ equity:

Preferred Stock, no par value; 10,000,000 shares authorized; none outstanding	—	—

Common Stock, no par value; 30,000,000 shares authorized; Shares issued and outstanding: 11,104,574 at June 30, 2001 and 10,939,124 at December 31, 2000	63,491,000	62,469,000

Accumulated other comprehensive income, net of taxes	656,000	515,000

Retained Earnings	6,820,000	2,749,000

Total shareholders’ equity	70,967,000	65,733,000

TOTAL	$867,631,000	$846,224,000

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Condensed Consolidated Income Statements (Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Interest income:

Loans, including fees	$14,818,000	$13,645,000	$30,636,000	$25,027,000

Securities, taxable	1,130,000	1,457,000	2,546,000	2,652,000

Securities, non-taxable	146,000	157,000	298,000	303,000

Interest bearing deposit in banks	47,000	8,000	83,000	11,000

Federal funds sold	710,000	1,034,000	1,450,000	2,285,000

Total interest income	16,851,000	16,301,000	35,013,000	30,278,000

Interest expense:

Deposits	5,855,000	5,725,000	12,448,000	10,524,000

Mandatorily redeemable trust preferred securities	376,000	190,000	752,000	209,000

Other	—	6,000	113,000	47,000

Total interest expense	6,231,000	5,921,000	13,313,000	10,780,000

Net interest income before provision for loan losses	10,620,000	10,380,000	21,700,000	19,498,000

Provision for loan losses	528,000	534,000	1,055,000	1,214,000

Net interest income after provision for loan losses	10,092,000	9,846,000	20,645,000	18,284,000

Noninterest income:

Gain on sale of securities available-for-sale	409,000	44,000	551,000	44,000

Gain on sale of loans	278,000	—	551,000	—

Other investments	242,000	148,000	510,000	362,000

Service charges and other fees on deposits accounts	228,000	170,000	436,000	341,000

Servicing income	118,000	70,000	232,000	70,000

Other income	372,000	182,000	588,000	533,000

Total noninterest income	1,647,000	614,000	2,868,000	1,350,000

Noninterest expenses:

Salaries and employee benefits	4,629,000	4,530,000	9,710,000	8,545,000

Occupancy	681,000	514,000	1,361,000	1,057,000

Client services	647,000	269,000	939,000	638,000

Furniture and equipment	425,000	375,000	866,000	706,000

Loan origination costs	360,000	155,000	659,000	361,000

Professional fees	265,000	583,000	595,000	889,000

Advertising and promotion	359,000	222,000	582,000	401,000

Stationery & supplies	125,000	82,000	258,000	161,000

Telephone	93,000	84,000	182,000	170,000

Merger and integration costs	—	95,000	—	95,000

Other	1,085,000	1,316,000	1,784,000	1,992,000

Total noninterest expenses	8,669,000	8,225,000	16,936,000	15,015,000

Net income before income taxes	3,070,000	2,235,000	6,577,000	4,619,000

Provision for income taxes	1,180,000	746,000	2,506,000	1,613,000

Net income	$1,890,000	$1,489,000	$4,071,000	$3,006,000

Earnings per share:

Basic	$0.17	$0.14	$0.37	$0.29

Diluted	$0.17	$0.13	$0.36	$0.27

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities:

Net income	$4,071,000	$3,006,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization	803,000	721,000

Provision for probable loan losses	1,055,000	1,214,000

Gain on sale of securities available-for-sale	(551,000)	(44,000)

Net amortization of premiums / accretion of discounts	(59,000)	4,000

Proceeds from sales of loans held for sale	14,611,000	—

Originations of loans held for sale	(19,516,000)	(5,505,000)

Maturities of loans held for sale	157,000	128,000

Effect of changes in:

Accrued interest receivable and other assets	(2,612,000)	(4,170,000)

Accrued interest payable and other liabilities	2,039,000	(4,184,000)

Net cash used in operating activities	(2,000)	(8,830,000)

Cash flows from investing activities:

Net change in loans	5,290,000	(120,357,000)

Purchases of securities available-for-sale	(38,211,000)	(39,377,000)

Maturities\paydowns\calls	12,782,000	1,370,000

Proceeds from sales of securities available-for-sale	55,297,000	10,367,000

Proceeds from maturities or calls of securities held-to-maturity	883,000	1,577,000

Purchases of corporate owned life insurance	(3,074,000)	(1,655,000)

Purchases (redemption) of other investments	334,000	(323,000)

Purchases of property and equipment	(433,000)	(649,000)

Net cash provided by (used in) investing activities	32,868,000	(149,047,000)

Cash flows from financing activities:

Net increase in deposits	31,982,000	135,696,000

Proceeds from issuance of mandatorily redeemable cumulative trust preferred securities of Subsidiary Grantor Trust	—	7,000,000

Proceeds from exercise of stock option	606,000	632,000
Net increase in additional paid-in capital option	415,000	146,000

Net change in FHLB borrowings	(18,000,000)	(5,000,000)

Net cash provided by financing activities	15,003,000	138,474,000

Net increase (decrease) in cash and cash equivalents	47,869,000	(19,403,000)

Cash and cash equivalents, beginning of period	60,069,000	155,224,000

Cash and cash equivalents, end of period	$107,938,000	$135,821,000

Supplemental disclosures of cash paid during the period for:

Interest	13,487,000	9,710,000

Income taxes	2,890,000	3,277,000

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2001
(Unaudited)

1)	Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp and its wholly owned subsidiaries: Heritage Bank of Commerce (HBC), Heritage Bank East Bay (HBEB), Heritage Bank South Valley (HBSV), and Bank of Los Altos (BLA), and Heritage Capital Trust I and Heritage Statutory Trust I, which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities, have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2000, as amended by Form 10-K/A filed on April 6, 2001. The unaudited condensed financial information presented herein has been restated on a historical basis to reflect the merger with Western Holdings Bancorp, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

HBC, HBEB, HBSV, and BLA are commercial banks, which offer similar products to customers located in Santa Clara, Alameda, and Contra Costa counties of California. No customer accounts for more than 10 percent of revenue for HBC, HBEB, HBSV, BLA or the Company. Management evaluates the Company’s performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary banks all operate as one business segment.

In the Company’s opinion, all adjustments necessary for a fair presentation of these condensed consolidated financial statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

The results for the three and six months ended June 30, 2001 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2001.

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

	Three months ended		Six months ended
	June 30,		June 30,

	2001	2000	2001	2000

Weighted average common shares outstanding — used in computing basic earnings per share	11,096,230	10,472,289	11,053,894	10,429,176

Diluted effect of stock options outstanding, using the treasury stock method	303,808	804,345	316,414	798,600

Shares used in computing diluted earnings per share	11,400,038	11,276,634	11,370,308	11,227,776

3)	Comprehensive Income

Comprehensive Income includes net income and other comprehensive income, which represents the change in its net assets during the period from non-owner sources.

The Company’s only source of other comprehensive income is derived from unrealized gains and losses on investment securities available-for-sale. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company’s total comprehensive income was as follows:

	Three months ended		Six months ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net Income	$1,890,000	$1,489,000	$4,071,000	$3,006,000

Other comprehensive income, net of tax:

Net unrealized gain (loss) on securities available-for-sale during the period	(221,000)	153,000	480,000	(22,000)

Less: reclassification adjustment for realized gains on available-for-sale securities included in net income during the period	(252,000)	(30,000)	(339,000)	(30,000)

Other comprehensive income (loss)	(473,000)	123,000	141,000	(52,000)

Comprehensive income	$1,417,000	$1,612,000	$4,212,000	$2,954,000

4)	New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and address the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The Company has not completed its evaluation of the impact that the adoption of SFAS No. 142 will have on its financial position, results of operations and cash flows, however the Company did not have any goodwill or intangible assets at June 30, 2001 or December 31, 2000.

5)	Reclassifications

Certain amounts in the December 31, 2000 and June 30, 2000 financial statements have been reclassified to conform to the June 30, 2001 financial statement presentation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company’s mission and vision. The Company’s actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, and other risks. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Heritage operates as the bank holding company for the four subsidiary banks: Heritage Bank of Commerce, Heritage Bank East Bay, Heritage Bank South Valley and Bank of Los Altos (collectively the “Banks”). All are California state chartered banks which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Contra Costa and Alameda Counties, California. The accounting and reporting policies of Heritage Commerce Corp and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The financial information presented herein has been restated on a historical basis to reflect the merger with Western Holdings Bancorp, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

OVERVIEW

Net income for the three and six months ended June 30, 2001 was $1,890,000 and $4,071,000, up 27% and 35%, from $1,489,000 and $3,006,000 for the same periods in the prior year. Earnings per diluted share for the three and six months ended June 30, 2001 was $0.17 and $0.36, up 31% and 33%, from $0.13 and $0.27 per diluted share for same periods in the prior year. Annualized return on average assets and return on average equity for the six months ended June 30, 2001 were 0.95% and 11.90% compared with returns of 0.84% and 10.38% for the same period in the prior year. Annualized return on average assets and return on average equity for the quarter ended June 30, 2001 were 0.88% and 10.71%, compared with returns of 0.79% and 10.12%, for the same period in the prior year.

For the six months ended June 30, 2001, as compared with the same period in the prior year, net interest income increased from $19,498,000 to $21,700,000, an increase of $2,202,000, or 11%. For the three months ended June 30, 2001, as compared with the same period in the prior year, net interest income increased from $10,380,000 to 10,620,000, an increase of $240,000, or 2%. The increase is attributable to the growth in earning assets, primarily loans, offset by a decline in interest rates earned reflecting the Federal Reserve Board of Governors’ reduction in short term interest rates of 275 basis points during the first six months of 2001 and the timing of the Company's ability to reprice its interest bearing deposits. The Company’s net interest margin was 5.52% for the six months ended June 30, 2001, compared with 5.91% for the six months ended June 30, 2000, reflective of the overall decline in the interest rate environment and the fact that the Company’s assets reprice more quickly than its liabilities.

Total assets as of June 30, 2001 were $867,631,000, an increase of $53,336,000, or 7%, from $814,295,000 at June 30, 2000, and an increase of $21,407,000, or 3%, from total assets of $846,224,000 at December 31, 2000. Total deposits as of June 30, 2001 were $770,168,000, an increase of $33,052,000, or 4%, from $737,116,000 at June 30, 2000, and an increase of $31,982,000, or 4%, from total deposits of $738,186,000 at December 31, 2000.

Total portfolio loans as of June 30, 2001 were $605,132,000, an increase of $83,594,000, or 16%, from $521,538,000 June 30, 2000. Total portfolio loans as of December 31, 2000 were $610,781,000. The Company’s allowance for loan losses was $10,347,000, or 1.71%, of total loans as of June 30, 2001. This compares with an allowance for loan losses of $7,738,000, or 1.48%, and $9,651,000, or 1.58% of total loans at June 30, 2000 and December 31, 2000. The Company’s non-performing assets were $66,000 as of June 30, 2001 compared to $1,092,000 as of June 30, 2000 and none as of December 31, 2000.

The Company’s shareholders’ equity at June 30, 2001 was $70,967,000, up from $60,276,000 as of June 30, 2000 and $65,733,000 as of December 31, 2000. Book value per share was $6.39 as of June 30, 2001, up from $5.71 as of June 30, 2000 and $6.01 as of December 31, 2000. The Company’s leverage capital ratio was 9.78% at June 30, 2001 compared to 9.06% at June 30, 2000 and 9.30% at December 31, 2000.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The following table presents the Company’s average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

	For the Three Months Ended June 30, 2001			For the Three Months Ended June 30, 2000

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:

Loans, gross	$633,886	$14,818	9.48%	$520,469	$13,645	10.54%

Investment securities	88,052	1,276	5.88%	104,702	1,614	6.20%

Interest bearing deposits in banks	4,777	47	3.99%	919	8	3.50%

Federal funds sold	66,725	710	4.32%	67,946	1,034	6.12%

Total interest earning assets	793,440	$16,851	8.61%	694,036	$16,301	9.45%

Cash and due from banks	34,813			30,590

Premises and equipment, net	6,144			6,591

Other assets	22,813			21,900

Total assets	$857,210			$753,117

Liabilities and shareholders’ equity:

Deposits:

Noninterest bearing demand deposits	$65,939	$288	1.77%	$54,586	$246	1.81%

Savings and money market	220,553	1,799	3.31%	217,745	2,203	4.07%

Time deposits, under $100,000	78,048	1,119	5.81%	73,312	1,014	5.56%

Time deposits, $100,000 and over	161,412	2,293	5.76%	144,585	2,069	5.76%

Brokered deposits	23,568	356	6.13%	12,292	193	6.32%

Other borrowings	14,000	376	10.89%	8,916	196	8.84%

Total interest bearing liabilities	563,520	$6,231	4.48%	511,436	$5,921	4.66%

Interest bearing demand deposits	209,771			176,418

Other liabilities	13,337			6,390

Total liabilities	786,628			694,243

Shareholders’ equity	70,582			58,874

Total liabilities and shareholders’ equity	$857,210			$753,117

Net interest income/margin		$10,620	5.43%		$10,380	6.02%

Note:	Yields and amounts earned on loans include loan fees of $1,209,000 and $939,000 for the three month periods ended June 30, 2001 and 2000, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $66,000 and $1,092,000 for the period ended June 30, 2001 and 2000, respectively, are included in the average balance calculation above.

	For the Six Months Ended June 30, 2001			For the Six Months Ended June 30, 2000

		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets:

Loans, gross	$630,570	$30,636	9.80%	$486,555	$25,027	10.34%

Investment securities	97,214	2,844	5.90%	98,222	2,955	6.05%

Interest bearing deposits in banks	3,808	83	4.40%	562	11	3.94%

Federal funds sold	61,128	1,450	4.78%	78,005	2,285	5.89%

Total interest earning assets	792,720	$35,013	8.91%	663,344	$30,278	9.18%

Cash and due from banks	38,103			30,200

Premises and equipment, net	6,214			6,587

Other assets	21,604			17,658

Total assets	$858,641			$717,789

Liabilities and shareholders’ equity:

Deposits:

Demand, interest bearing	$66,221	$633	1.93%	$53,497	$494	1.86%

Savings and money market	222,902	4,011	3.63%	209,171	4,074	3.92%

Time deposits, under $100,000	77,745	2,288	5.93%	70,905	1,912	5.42%

Time deposits, $100,000 and over	167,166	4,860	5.86%	133,659	3,694	5.56%

Brokered deposits	21,497	656	6.15%	11,347	350	6.20%

Other borrowings	17,291	865	10.09%	5,854	256	8.79%

Total interest bearing liabilities	572,822	$13,313	4.69%	484,433	$10,780	4.48%

Interest bearing demand deposits	204,162			167,862

Other liabilities	12,599			7,801

Total liabilities	789,583			660,096

Shareholders’ equity	69,058			57,693

Total liabilities and shareholders’ equity	$858,641			$717,789

Net interest income/margin		$21,700	5.52%		$19,498	5.91%

Note:	Yields and amounts earned on loans include loan fees of $2,353,000 and $1,837,000 for the six month periods ended June 30, 2001 and 2000, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. .Nonaccrual loans of $66,000 and $1,092,000 for the period ended June 30, 2001 and 2000, respectively, are included in the average balance calculation above.

The Company’s net interest income for the three and six months ended June 30, 2001 was $10,620,000 and $21,700,000, an increase of $240,000 and $2,202,000, or 2% and 11% over the same periods in the prior year. When compared to the three and six months ended June 30, 2001, average earning assets increased by $99,404,000 and $129,376,000, or 14% and 19%. For the second quarter of 2001, the average yield on earning assets was 8.61%, down 84 basis points from 9.45% for the same period in 2000. Over the same periods, the rates paid on interest bearing liabilities declined 18 basis points to 4.48% from 4.66%. For the six months ended June 30, 2001 the average yield on earning assets was 8.91%, down 27 basis points from 9.18% for the same period in 2000. Over the same periods, the rates paid on interest bearing liabilities increased 21 basis points to 4.69% from 4.48%. Overall, the net interest margin decreased to 5.43% and 5.52% for the three and six months ended June 30, 2001, from to 6.02% and 5.91% for the same periods in the prior year. Even with the above decrease in net interest margin, net interest income increased due to the increases in the level of average loans. The increased level of loans was funded by a decrease in Federal funds sold.

The following table sets forth an analysis of the changes in interest income resulting from increases in the volume of interest earning liabilities and increases in the average rates earned and paid. The total change is shown in the column designated “Net Change” and is allocated in the columns to the left, to the portions respectively attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated to the change in volume.

	Three Months Ended June 30,
	2001 vs. 2000

	Increase (Decrease) Due to Change In:
(Dollars in thousands)	Average Volume	Average Rate	Net Change

Interest earning assets

Loans, gross	$2,651	$(1,478)	$1,173

Investments securities	(241)	(97)	(338)

Interest bearing deposits in banks	38	1	39

Federal funds sold	(13)	(311)	(324)

Total interest earning assets	$2,435	$(1,885)	$550

Interest bearing liabilities

Demand, interest bearing	$50	$(8)	$42

Money Market and Savings	23	(427)	(404)

Time deposits, under $100,000	68	37	105

Time deposits, $100,000 and over	224	0	224

Brokered Deposits	170	(7)	163

Other borrowings	137	43	180

Total interest bearing liabilities	$672	$(362)	$310

Net interest income	$1,763	$(1,523)	$240

	Six Months Ended June 30,
	2001 vs. 2000

	Increase (Decrease) Due to Change In:
(Dollars in thousands)	Average Volume	Average Rate	Net Change

Interest earning assets

Loans, gross	$6,997	$(1,388)	$5,609

Investments securities	(29)	(81)	(111)

Interest bearing deposits in banks	71	1	72

Federal funds sold	(400)	(436)	(835)

Total interest earning assets	$6,639	$(1,904)	$4,735

Interest bearing liabilities

Demand, interest bearing	$122	$17	$139

Money Market and Savings	247	(310)	(63)

Time deposits, under $100,000	201	175	376

Time deposits, $100,000 and over	974	192	1,166

Brokered Deposits	310	(4)	306

Other borrowings	572	37	609

Total interest bearing liabilities	$2,426	$107	$2,533

Net interest income	$4,213	$(2,011)	$2,202

Provision for Loan Losses

For the three and six months ended June 30, 2001, the provision for loan losses was $528,000 and $1,055,000, down $6,000 and $159,000 from $534,000 and $1,214,000 for the same periods in the prior year. See additional discussion at Allowance for Probable Loan Losses.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

			Increase (decrease)

	Three months ended June 30,		2001 versus 2000

(Dollars in thousands)	2001	2000	Amount	Percent

Gain on sale of securities available-for-sale	$409	$44	$365	830%

Gain on sale of loans	278	—	278	—%

Other investment income	242	148	94	64%

Service charges and other fees on deposits accounts	228	170	58	34%

Servicing income	118	70	48	69%

Other income	372	182	190	104%

Total	$1,647	$614	$1,033	168%

			Increase (decrease)

	Six months ended June 30,		2001 versus 2000

(Dollars in thousands)	2001	2000	Amount	Percent

Gain on sale of securities available-for-sale	$551	$44	$507	1,152%
Gain on sale of loans	551	—	551	—%

Other investment income	510	362	148	41%

Service charges and other fees on deposits accounts	436	341	95	28%

Servicing income	232	70	162	231%

Other income	588	533	55	10%

Total	$2,868	$1,350	$1,518	112%

Noninterest income for the three and six months ended June 30, 2001 was $1,647,000 and $2,868,000, up 168% and 112% from $614,000 and $1,350,000 from the same periods in the prior year. The increase was primarily due to the increases in gains on sale of securities, SBA loans and servicing income recognized for the three and six months ended June 30, 2001 compared to the same period in 2000. The interest rate environment in 2001 has provided the opportunity for the Company to benefit from gains on sales of securities and increase its sales of SBA loans, resulting in gains and increased servicing income.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expenses for the periods indicated:

	For The Three Months Ended June 30,

				Percent
			Increase	Increase
(Dollars in thousands)	2001	2000	(Decrease)	(Decrease)

Salaries and benefits	$4,629	$4,530	$99	2%

Occupancy	681	514	167	32%

Client services	647	269	378	141%

Furniture and equipment	425	375	50	13%

Loan origination costs	360	155	205	132%

Professional fees	265	583	(318)	(55%)

Advertising and promotion	359	222	137	62%

Stationery & supplies	125	82	43	52%

Telephone expense	93	84	9	11%

Merger and integration costs	—	95	(95)	(100%)

All other	1,085	1,316	(231)	(18%)

Total	$8,669	$8,225	$444	5%

	For The Six Months Ended June 30,

				Percent
			Increase	Increase
(Dollars in thousands)	2001	2000	(Decrease)	(Decrease)

Salaries and benefits	$9,710	$8,545	$1,165	14%

Occupancy	1,361	1,057	304	29%

Client services	939	638	301	47%

Furniture and equipment	866	706	160	23%

Loan origination costs	659	361	298	83%

Professional fees	595	889	(294)	(33%)

Advertising and promotion	582	401	181	45%

Stationery & supplies	258	161	97	60%

Telephone expense	182	170	12	7%

Merger and integration costs	—	95	(95)	(100%)

All other	1,784	1,992	(208)	(10%)

Total	$16,936	$15,015	$1,921	13%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended June 30,

		% of		% of
(Dollars in thousands)	2001	Total	2000	Total

Salaries and benefits	$4,629	53%	$4,530	55%

Occupancy	681	8%	514	6%

Client services	647	8%	269	3%

Furniture and equipment	425	5%	375	5%

Loan origination costs	360	4%	155	2%

Professional fees	265	3%	583	7%

Advertising and promotion	359	4%	222	3%

Stationery & supplies	125	1%	82	1%

Telephone expense	93	1%	84	1%

Merger and integration costs	—	—%	95	1%

All other	1,085	13%	1,316	16%

Total	$8,669	100%	$8,225	100%

	For The Six Months Ended June 30,

		% of		% of
(Dollars in thousands)	2001	Total	2000	Total

Salaries and benefits	$9,710	57%	$8,545	57%

Occupancy	1,361	8%	1,057	7%

Client services	939	6%	638	4%

Furniture and equipment	866	5%	706	5%

Loan origination costs	659	4%	361	2%

Professional fees	595	4%	889	6%

Advertising and promotion	582	3%	401	3%

Stationery & supplies	258	2%	161	1%

Telephone expense	182	1%	170	1%

Merger and integration costs	—	—	95	1%

All other	1,784	10%	1,992	13%

Total	$16,936	100%	$15,015	100%

Noninterest expenses for the three and six months ended June 30, 2001 were $8,669,000 and $16,936,000, up $444,000 and $1,921,000, or 5% and 13%, from $8,225,000 and $15,015,000 for the same periods in the prior year. The overall increase in noninterest expenses reflects the growth in infrastructure to support the Company’s loan and deposit growth.

In the second quarter ended June 30, 2001, salaries and benefits increased $99,000 reflecting normal salary and benefit increases and the growth in the level of full time equivalent employees from 215 at June 30, 2000 to 232 at June 30, 2001. Salaries and benefits increased $1,165,000, or 14%, to $9,710,000 in the first six months of 2001, as compared to the same period in the prior year. As a percentage of total noninterest expenses, salaries and benefits were 53% and 55%, respectively, for the three months ended June 30, 2001 and 2000, respectively. Occupancy increased by $167,000, or 32%, as a result of increased rental costs. The increase was $304,000, or 29%, to $1,361,000 in the first six months of 2001, as compared to the same period in the prior year. Furniture and equipment increased by $50,000, or 13%. Stationery and supplies increased by $43,000, or 52%. The increase was $97,000, or 60%, to $258,000 in the first six months of 2001, as compared to the same period in the prior year. This reflects the growth the Company has sustained. Loan origination costs increased by $205,000, or 132%, as a result of the overall growth in the loan portfolio and increased as a percentage of total noninterest expenses from 2% to 4%. The increase was $298,000, or 83%, to $659,000 in the first six months of 2001, as compared to the same period in the prior year. Professional fees decreased by $318,000, or 55%. The decrease was $294,000, or 33%, to $595,000 in the first six months of 2001, as compared to the same period in the prior year. Client services increased $378,000, or 141%, and increased as a percentage of total noninterest expenses from 3% to 8%. The increase was $301,000, or 47%, to $939,000 in the first six months of 2001, as compared to the same period in the prior year. Advertising and promotion increased $181,000, or 45%, to $582,000 in the first six months of 2001, as compared to the same period in the prior year.

Income Taxes

The provision for income taxes for the three and six months ended June 30, 2001 was $1,180,000 and $2,505,000, as compared to $746,000 and $1,613,000 for the same periods in the prior year. The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company holding certain life insurance contracts and changes in the Company’s level of investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $21,407,000, or 3%, to $867,631,000 at June 30, 2001 from $846,224,000 at December 31, 2000, and increased $53,336,000, or 7%, from $814,295,000 at June 30, 2000. Total portfolio loans decreased $5,649,000 or 1% to $605,132,000 at June 30, 2001 from $610,781,000 at December 31, 2000, but have increased $83,594,000 or 16% from $521,538,000 at June 30, 2000. Total deposits were $770,168,000 at June 30, 2001, an increase of 4% from $738,186,000 at December 31, 2000, and have increased 4% from $737,116,000 at June 30, 2000. The above reflects the continued strong internal growth of the Company, primarily in noninterest bearing demand deposits and brokered deposits, which used with the proceeds from investment securities sales and maturities and loan sales and payments funded the growth in Federal funds sold.

Securities Portfolio

The following table summarizes the composition of the Company’s investment securities and the weighted average yields at June 30, 2001:

	June 30, 2001
	Maturity

			After One Year and		After Five Years and
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total

(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield

Securities available-for-sale:

Agencies	$1,013	6.69%	$30,076	5.83%	$—	—%	$—	—%	$31,089	5.86%

U.S. Treasury	1,621	5.74%	—	—%	—	—%	—	—%	1,621	5.74%

Mortgage-backed securities	—	—%	1,165	6.11%	4,664	6.52%	12,524	5.05%	18,353	5.49%

Municipals — nontaxable	2,791	4.64%	4,329	4.29%	3,889	4.79%	—	—%	11,009	4.56%

Total available-for-sale	$5,425	5.35%	$35,570	5.65%	$8,553	5.73%	$12,524	5.05%	$62,072	5.52%

Securities held-to-maturity:

CMOs	$607	5.82%	$1,429	6.32%	$—	—%	$—	—%	$2,036	6.17%

Mortgage-backed securities	—	—%	5,077	6.29%	—	—%	—	—%	5,077	6.29%

Municipals — taxable	2,378	6.44%	2,100	6.55%	—	—%	—	—%	4,478	6.49%

Municipals — nontaxable	—	—%	1,959	4.68%	5,449	4.49%	—	—%	7,408	4.54%

Total held-to-maturity	$2,985	6.31%	$10,565	6.05%	$5,449	4.49%	$—	—%	$18,999	5.64%

Total securities	$8,410	5.69%	$46,135	5.74%	$14,002	5.25%	$12,524	5.05%	$81,071	5.55%

Note:	Yield on non-taxable municipal securities are not presented in a fully tax equivalent basis.

Loans

Total loans (exclusive of loans held for sale) decreased 1% to $605,132,000 at June 30, 2201, as compared to $610,781,000 at December 31, 2000. The decrease in loan balances was a result of loan payments and payoffs exceeding the level of new originations during the first six months of 2001.

The following table summarizes the composition of the Company’s loan portfolio at the rates indicated:

(Dollars in thousands)	June 30, 2001	% of Total	December 31, 2000	% of Total

Commercial	$202,125	33%	$200,846	33%

Real estate — mortgage	231,712	38%	230,468	38%

Real estate — land and construction	165,468	28%	171,325	28%

Consumer	5,819	1%	8,172	1%

Total loans	605,124	100%	610,811	100%

Deferred loan costs (fees)	8		(30)

Allowance for loan losses	(10,347)		(9,651)

Loans, net	$594,785		$601,130

The Company’s loan portfolio is based in commercial (primarily to companies engaged in manufacturing, wholesale, and service businesses) and real estate lending, with the balance in consumer loans. Real estate construction loans have been paid off. However, while no specific industry concentration is considered significant, the Company’s lending operations are located in the Company’s market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers’ abilities to repay their loans.

The following table sets forth the maturity distribution of the Company’s loans at June 30, 2001:

	Due in	Over One Year
	One Year	But Less Than	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total

Commercial	$190,175	$11,545	$405	$202,125

Real estate — mortgage	132,670	82,882	16,160	231,712

Real estate — land and construction	165,377	91	—	165,468

Consumer	5,007	812	—	5,819

Total loans	$493,229	$95,330	$16,565	$605,124

Loans with variable interest rates	$476,019	$58,072	$490	$534,581

Loans with fixed interest rates	17,210	37,258	16,075	70,543

Total loans	$493,229	$95,330	$16,565	$605,124

The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At June 30, 2001, approximately 88% of the Company’s loan portfolio consisted of floating interest rate loans.

Nonperforming assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings and other real estate owned. The following table shows nonperforming assets at the dates indicated:

	June 30,
			December 31,
(Dollars in thousands)	2001	2000	2000

Nonaccrual loans	$66	$1,092	$—

Loans 90 days past due and still accruing	—	—	—

Restructured loans	—	—	—

Total nonperforming loans	66	1,092	—

Foreclosed assets	—	—	—

Total nonperforming assets	$66	$1,092	$—

Nonperforming assets as a percentage of period end loans plus foreclosed assets	0.01%	0.21%	—%

Allowance for Loan Losses

Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, collateral value, loan volumes and concentrations, recent loss experience in particular segments of the portfolio, bank regulatory examination results, and current economic conditions. Management has established an evaluation process designed to determine the adequacy of the allowance for loan losses. This process attempts to assess the risk of loss inherent in the portfolio by segregating the allowance for loan losses into four components: “watch”, “special mention”, “substandard” and “doubtful”.

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

The following table summarizes the Company’s loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Six months ended June 30,		Year ended
			December 31,
(Dollars in thousands)	2001	2000	2000

Balance, beginning of period / year	$9,651	$6,511	$6,511

Net (charge offs) recoveries	(359)	13	(19)

Provision for probable loan losses	1,055	1,214	3,159

Balance, end of period / year	$10,347	$7,738	$9,651

Ratios:

Net charge-offs to average loans outstanding	0.06%	—%	—%

Allowance for loan losses to average loans	1.67%	1.62%	1.80%

Allowance for loan losses to total loans	1.71%	1.48%	1.58%

Allowance for loan losses to non-performing loans	15,661%	709%	—%

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

	June 30, 2001		June 30, 2000		December 31, 2000

		Percent of ALL by		Percent of ALL by		Percent of ALL by
		category to total		category to total		category to total
(Dollars in thousands)	Amount	loans by category	Amount	loans by category	Amount	loans by category

Commercial	$3,925	1.94%	$3,231	1.81%	$4,244	2.11%

Real estate — mortgage	1,538	0.66%	1,298	0.66%	1,509	0.65%

Real estate — land and construction	2,657	1.61%	1,669	1.21%	2,084	1.22%

Consumer	161	2.77%	165	2.25%	158	1.93%

Unallocated	2,066	—%	1,375	—%	1,656	—%

Total	$10,347	1.71%	$7,738	1.48%	$9,651	1.58%

The increase in the allowance for loan losses reflects the growth in the Company’s commercial and real estate mortgage loan portfolio and the Company’s assessment of the increased inherent credit risk resulting from the current economic environment, particularly in the Company’s primary market area and lending focus, and the potential effects of the continuing California energy situation.

All of the Company’s operations and virtually all of its customers are located in California. The availability of a sufficient supply of electrical power in California has been called into question by recent events, including the bankruptcy of one of the state’s major utilities. While neither the Company nor any of its customers have been materially adversely affected by the electrical power crisis to date, power supply issues could have an affect on future operations of the Company or its customers, including borrowers.

Deposits

Deposits totaled $770,168,000 at June 30, 2001, an increase of 4%, compared to deposits of $738,186,000 at December 31, 2000 and an increase of 4% compared to $737,116,000 at June 30, 2000. The increase in deposits was primarily due to increases in noninterest bearing deposits and brokered deposits. Noninterest bearing deposits increased to $234,125,000 at June 30, 2001, from $207,885,000 at December 31, 2000. Brokered deposits increased to $26,723,000 at June 30, 2001, from $9,238,000 at December 31, 2000.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Six months ended		Year ended
	June 30, 20001		December 31, 2000

		Average		Average
	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid	Balance	Paid

Demand, noninterest bearing	$204,162	—%	$183,422	—%

Demand, interest bearing	66,221	1.93%	55,616	1.82%

Saving and money market	222,902	3.63%	228,336	4.16%

Time deposits, under $100,000	77,745	5.93%	73,058	5.85%

Time deposits, $100,000 and over	167,166	5.86%	151,275	5.75%

Brokered deposits	21,497	6.15%	10,544	6.55%

Total average deposits	$759,693	3.28%	$702,251	3.44%

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of June 30, 2001.

(Dollars in thousands)	Balance	% of Total

Three months or less	$72,110	39%

Over three months through twelve months	96,965	52%

Over twelve months	16,614	9%

Total	$185,689	100%

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

Interest Rate Risk

The planning of asset and liability maturities is an integral part of the management of an institution’s net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities at June 30, 2001, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

		Due in Three	Due After
	Within Three	to Twelve	One to Five	Due After	Not Rate-
(Dollars in thousands)	Months	Months	Years	Five Years	Sensitive	Total

Interest earning assets:

Federal funds sold	$67,900	$—	$—	$—	$—	$67,900

Interest bearing deposits in banks	5,414	—	—	—	—	5,414

Securities	2,182	5,165	39,594	34,130	—	81,071

Total loans	510,649	42,480	75,937	16,746	—	645,812

Total interest earning assets	586,145	47,645	115,531	50,876	—	800,197

Cash and due from banks	—	—	—	—	34,624	34,624

Other assets	—	—	—	—	32,810	32,810

Total assets	$586,145	$47,645	$115,531	$50,876	$67,434	$867,631

Interest bearing liabilities:

Demand, interest bearing	$66,063	$—	$—	$—	$—	$66,063

Savings and money market	201,341	—	—	—	—	201,341

Time deposits	96,685	148,700	23,254	—	—	268,639

Mandatorily redeemable cumulative trust preferred securities	—	—	—	14,000	—	14,000

Total interest bearing liabilities	364,089	148,700	23,254	14,000	—	550,043

Noninterest demand deposits	88,375	—	—	—	145,750	234,125

Other liabilities	—	—	—	—	12,496	12,496

Shareholders’ equity	—	—	—	—	70,967	70,967

Total liabilities and shareholders’ equity	$452,464	$148,700	$23,254	$14,000	$229,213	$867,631

Interest rate sensitivity GAP	$133,681	$(101,055)	$92,277	$36,876	$(161,779)	$—

Cumulative interest rate sensitivity GAP	$133,681	$32,626	$124,903	$(161,779)	$—	$—

Cumulative interest rate sensitivity GAP ratio	15.41%	3.76%	14.40%	18.65%	—%	—%

The foregoing table demonstrates that the Company had a positive cumulative one year gap of $32,626,000, or 3.76% of total assets, at June 30, 2001. In theory, this would indicate that $32,626,000 more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of short-term funding sources such as certificates of deposit.

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

Liquidity risk represents the potential for loss as a result of limitations on the Company’s ability to adjust for future cash flows, to meet the needs of depositors and borrowers, and to fund operations on a timely and cost-effective basis. The liquidity policy approved by the board requires annual review of the Company’s liquidity by the asset/liability committee, which is composed of senior executives, and the finance and investment committee of the board of directors.

The Company’s internal asset/liability committee and the finance and investment committee of the board each meet monthly to monitor the Company’s investments, liquidity needs and to oversee its asset/liability management. The Company evaluates the rates offered on its deposit products on a weekly basis.

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At June 30, 2001, the Company’s primary liquidity ratio was 17.88%, comprised of $38.2 million in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $10.1 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $67.9 million, and $40.0 million in cash and due from banks, as a percentage of total unsecured deposits of $748 million.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	June 30,
			December 31,
(Dollars in thousands)	2001	2000	2000

Capital components:

Tier 1 Capital	$83,754	$67,748	$78,982

Tier 2 Capital	9,149	7,738	9,427

Total risk-based capital	$92,903	$75,486	$88,409

Risk-weighted assets	$730,759	$648,339	$753,947

Average assets	$856,653	$753,117	$850,072

				Minimum
				Regulatory
				Requirements

Capital ratios:

Total risk-based capital	12.7%	11.6%	11.7%	8.0%

Tier 1 risk-based capital	11.5%	10.4%	10.5%	4.0%

Leverage ratio(1)	9.8%	9.0%	9.3%	4.0%

(1)	Tier 1 capital divided by average assets (excluding goodwill).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred during the quarter to the Company’s market risk profile or information. For further information refer to the Company’s annual report on Form 10-K.

Part II — Other Information

Item 1. — Legal Proceedings

     To the best of the Company’s knowledge, there are no pending legal proceedings to which the Company is a party which may have a materially adverse effect on the Company’s financial condition, results of operations, or cash flows.

Item 4. — Submissions of Matters to a Vote of Security Holders

The Company held its 2001 Annual Meeting of Shareholders on May 24, 2001 and on June 21, 2001 (the “2000 Annual Meeting”). There were 11,076,965 issued and outstanding shares of Company Common Stock on April 10, 2001, the Record Date for the 2001 Annual Meeting. Each of the shares voting at the meeting was entitled to one vote.

At the 2001 Annual Meeting, the following actions were taken:

Election of Directors

At the 2001 Annual Meeting, fifteen directors of the Company were elected. The following chart indicates the number of shares cast for each elected director:

Name of Director	Votes for	Votes withheld

Hugh Barton	9,704,863	121,748

Frank G. Bisceglia	9,522,873	303,738

James R. Blair	9,711,243	115,368

Richard L. Conniff	9,510,986	315,625

William J. Del Biaggio, Jr.	9,517,923	308,688

Anneke Dury	9,518,033	308,578

Kurt Hammerstrom	9,710,033	116,578

Roy Lave	9,711,133	115,478

John Larsen	9,710,913	115,698

Louis O. Normandin	9,517,923	308,688

Jack L. Peckham	9,517,923	308,688

Robert W. Peters	9,517,922	308,689

Humphrey P. Polanen	9,711,133	115,478

Howard Weiland	9,711,133	115,478

Brad L. Smith	9,282,161	544,450

Heritage Commerce Corp’s Articles of Incorporation

The number of shares cast for and against to amend Commerce Corp’s Articles of Incorporation to eliminate the availability of cumulative voting in the election of Commerce Corp’s directors was as follows:

FOR	5,992,534

AGAINST	2,167,563

Heritage Commerce Corp’s Bylaws

The number shares cast for and against to amend Commerce Corp’s Bylaws to provide for classification of the Board of Directors into three classes for purposes of the election of directors was as followings:

FOR	6,358,048

AGAINST	1,807,842

Increase the number of shares for grants of stock options

The number shares cast for and against to amend Commerce Corp 1994 Tandem Stock Option Plan to increase the number of shares available for grants of stock options was as followings:

FOR	8,370,579

AGAINST	1,227,012

Ratification of Deloitte & Touche, LLP as the Company’s auditors

The number of shares cast for and against the ratification of the Board of Directors’ selection of Deloitte & Touche, LLP to serve as the Company’s auditors for the fiscal year ending December 31, 2001 was as follows:

FOR	9,389,651

AGAINST	288,138

Item 6. — Exhibits and Reports on Form 8-K

(a)	Exhibits included with this filing:

Exhibit Number	Name

3.1	Heritage Commerce Corp Restated Articles of Incorporation as amended effective June 29, 2001

3.2	Heritage Commerce Corp By-laws as amended on May 24, 2001

(b)	Reports on Form 8-K

On July 23, 2001, the Company filed its earnings press release for the second quarter ended June 30, 2001 with the SEC on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

August 14, 2001 Date	/s/ Brad L. Smith Brad L. Smith, Chairman of the Board and CEO

August 14, 2001 Date	/s/ Lawrence D. McGovern Lawrence D. McGovern, Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Name

3.1	Heritage Commerce Corp Articles of incorporation

3.2	Heritage Commerce Corp By-laws