Form 10-Q
period 2001-09-30
HERITAGE COMMERCE CORP
filed 2001-11-14
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-23877

Heritage Commerce Corp
(Exact name of Registrant as Specified in its Charter)

California	77-0469558
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

150 Almaden Boulevard
San Jose, California    95113
(Address of Principal Executive Offices including Zip Code)

(408) 947-6900
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 11,114,967 shares of Common Stock outstanding on November 1, 2001.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  September 30,  December 31,
(Dollars in thousands)                                                2001          2000
                                                                  ------------  ------------
                           ASSETS
Cash and due from banks......................................... $     34,803  $     38,671
Interest bearing deposits in banks..............................        6,156         2,098
Federal funds sold..............................................       84,600        19,300
                                                                  ------------  ------------
               Total cash and cash equivalents..................      125,559        60,069
Securities available-for-sale, at fair value....................       78,526        90,894
Securities held-to-maturity, at amortized cost
   (fair value of $18,003 at September 30, 2001 and
    $20,075 at December 31, 2000, respectively).................       17,245        19,908
Loan held for sale, at fair value...............................       36,104        35,931
Loans, net of deferred fees.....................................      615,773       610,781
Allowance for probable loan losses..............................      (10,673)       (9,651)
                                                                  ------------  ------------
               Loans, net.......................................      605,100       601,130
Premises and equipment, net.....................................        5,823         6,415
Accrued interest receivable and other assets....................       17,333        12,920
Other investments...............................................       23,810        18,957
                                                                  ------------  ------------
               TOTAL............................................ $    909,500  $    846,224
                                                                  ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing............................... $    215,884  $    207,885
      Demand, interest bearing..................................       72,234        68,587
      Savings and money market..................................      225,110       219,299
      Time deposits, under $100.................................       80,739        70,552
      Time deposits, $100 and over..............................      168,182       162,625
      Brokered deposits.........................................       39,689         9,238
                                                                  ------------  ------------
   Total deposits...............................................      801,838       738,186
   Federal Home Loan Bank borrowing.............................           --        18,000
   Mandatorily redeemable cumulative trust preferred
      securities of Subsidiary Grantor Trust....................       19,000        14,000
   Accrued interest payable and other liabilities...............       15,135        10,305
                                                                  ------------  ------------
               Total liabilities................................      835,973       780,491
                                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
      none outstanding..........................................           --            --
   Common Stock, no par value;  30,000,000 shares authorized;
      Shares issued and outstanding: 11,111,719 at
      September 30, 2001 and 10,939,124 at December 31, 2000....       63,491        62,469
   Accumulated other comprehensive income, net of taxes.........        1,393           515
   Retained earnings............................................        8,643         2,749
                                                                  ------------  ------------
               Total shareholders' equity.......................       73,527        65,733
                                                                  ------------  ------------
               TOTAL............................................ $    909,500  $    846,224
                                                                  ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                          ------------------------  ------------------------
(Amounts in thousands, except per share data)                2001         2000         2001         2000
                                                          -----------  -----------  -----------  -----------
Interest income:
   Loans, including fees................................ $    14,131  $    15,324  $    44,767  $    40,351
   Securities,  taxable.................................         972        1,409        3,518        4,061
   Securities,  non-taxable.............................         206          157          504          460
   Interest bearing deposits in banks...................          44           19          127           30
   Federal funds sold...................................         590        1,644        2,040        3,930
                                                          -----------  -----------  -----------  -----------
Total interest income                                         15,943       18,553       50,956       48,832
                                                          -----------  -----------  -----------  -----------
Interest expense:
   Deposits.............................................       5,344        6,961       17,792       17,485
   Mandatorily redeemable trust preferred securities....         432          236        1,184          445
   Other................................................          27           16          140           63
                                                          -----------  -----------  -----------  -----------
Total interest expense..................................       5,803        7,213       19,116       17,993
                                                          -----------  -----------  -----------  -----------
Net interest income before provision for probable
  loan losses...........................................      10,140       11,340       31,840       30,839
Provision for probable loan losses......................         279          655        1,334        1,869
                                                          -----------  -----------  -----------  -----------
Net interest income after provision for probable
  loan losses...........................................       9,861       10,685       30,506       28,970
                                                          -----------  -----------  -----------  -----------
Noninterest income:
   Gain on sale of loans................................         753           --        1,304           --
   Service charges and other fees on deposit accounts...         254          189          690          530
   Other investment income..............................         239          230          749          592
   Gain on sale of securities available-for-sale........         181           --          732           44
   Servicing income.....................................         105          111          337          181
   Other income.........................................         205          255          793          787
                                                          -----------  -----------  -----------  -----------
Total noninterest income................................       1,737          785        4,605        2,134
                                                          -----------  -----------  -----------  -----------
Noninterest expenses:
   Salaries and employee benefits.......................       4,734        3,985       14,190       12,136
   Occupancy............................................         712          617        2,074        1,674
   Client services......................................         464          589        1,444        1,227
   Furniture and equipment..............................         447          380        1,349        1,086
   Professional fees....................................         446          547          989        1,436
   Advertising and promotion............................         342          360          890          761
   Loan origination costs...............................         314          114          986          395
   Stationery & supplies................................         109           89          368          251
   Telephone expense....................................          90           89          270          259
   Merger and integration costs.........................          --          109           --          204
   Other................................................       1,029        1,164        3,063        3,629
                                                          -----------  -----------  -----------  -----------
Total noninterest expenses..............................       8,687        8,043       25,623       23,058
                                                          -----------  -----------  -----------  -----------
Income before income taxes..............................       2,911        3,427        9,488        8,046
Provision for income taxes..............................       1,088        1,253        3,594        2,866
                                                          -----------  -----------  -----------  -----------
Net income.............................................. $     1,823  $     2,174  $     5,894  $     5,180
                                                          ===========  ===========  ===========  ===========

     Basic.............................................. $      0.16  $       0.2  $      0.53  $      0.49
                                                          ===========  ===========  ===========  ===========

     Diluted............................................ $      0.16  $      0.19  $      0.52  $      0.47
                                                          ===========  ===========  ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    --------------------------
(In thousands)                                                          2001         2000
                                                                    ------------  ------------
Cash flows from operating activities:
Net income........................................................ $      5,894  $      5,180
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
Depreciation and amortization.....................................        1,214         1,132
Provision for probable loan losses................................        1,334         1,869
Gain on sale of securities available-for-sale.....................         (732)          (44)
Net amortization of premiums / accretion of discounts.............         (231)          (78)
Gains on sales of loans held for sale.............................       (1,304)           --
Proceeds from sales of loans held for sale........................       30,011            --
Originations of loans held for sale...............................      (29,637)       (8,550)
Maturities of loans held for sale.................................          759           140
Effect of changes in:
    Accrued interest receivable and other assets..................       (4,361)       (5,393)
    Accrued interest payable and other liabilities................        4,300        (3,791)
                                                                    ------------  ------------
Net cash provided by (used in) operating activities...............        7,247        (9,535)
                                                                    ------------  ------------
Cash flows from investing activities:
Net changes in loans..............................................       (5,304)     (151,596)
Purchases of securities available-for-sale........................      (62,756)      (45,765)
Maturities/paydowns/calls of securities available-for-sale........       18,362         4,313
Proceeds from sales of securities available-for-sale..............       59,080        10,433
Proceeds from maturities or calls of securities held-to-maturity..        2,663         2,664
Purchases of corporate owned life insurance.......................       (4,558)       (3,029)
Purchases of other investments....................................         (295)          595
Purchases of property and equipment...............................         (623)       (1,812)
                                                                    ------------  ------------
Net cash provided by (used in) investing activities...............        6,569      (184,197)
                                                                    ------------  ------------
Cash flows from financing activities:
Net increase in deposits..........................................       63,652       162,375
Proceeds from issuance of mandatorily redeemable cumulative
   trust preferred securities of Subsidiary Grantor Trust.........        5,000        14,000
Proceeds from exercise of stock options...........................        1,022         1,636
Net change in FHLB borrowings.....................................      (18,000)           --
                                                                    ------------  ------------
Net cash provided by financing activities.........................       51,674       178,011
                                                                    ------------  ------------
Net increase (decrease) in cash and cash equivalents..............       65,490       (15,721)
Cash and cash equivalents, beginning of period....................       60,069       155,224
                                                                    ------------  ------------
Cash and cash equivalents, end of period.......................... $    125,559  $    139,503
                                                                    ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest....................................................... $     19,179  $     16,662
   Income taxes................................................... $      4,450  $      1,340

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2001
(Unaudited)

1) Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiaries: Heritage Bank of Commerce (HBC), Heritage Bank East Bay (HBEB), Heritage Bank South Valley (HBSV), and Bank of Los Altos (BLA), Heritage Capital Trust I, Heritage Statutory Trust I and Heritage Statutory Trust II, which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities, have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Annual Report for the year ended December 31, 2000, as amended by Form 10-K/A filed on April 6, 2001. The unaudited condensed financial information presented herein has been restated on a historical basis to reflect the merger with Western Holdings Bancorp, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

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

The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2001.

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

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                          ------------------------  ------------------------
                                                             2001         2000         2001         2000
                                                          -----------  -----------  -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share...............  11,106,956   10,684,106    1,071,581   10,514,152
Dilutive effect of stock options outstanding,
    using the treasury stock method.....................     288,606      555,144      307,920      594,207
                                                          -----------  -----------  -----------  -----------
Shares used in computing diluted earnings per share.....  11,395,562   11,239,250    1,379,501   11,108,359
                                                          ===========  ===========  ===========  ===========

3) Comprehensive Income

Comprehensive Income includes net income and other comprehensive income, which represents the change in its net assets during the period from non-owner sources.

The Company's only source of other comprehensive income is derived from unrealized gains and losses on investment securities available-for- sale. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                          ------------------------  ------------------------
                                                             2001         2000         2001         2000
                                                          -----------  -----------  -----------  -----------
Net income.............................................. $ 1,823,000    2,174,000    5,894,000    5,180,000
                                                          -----------  -----------  -----------  -----------
Other comprehensive income, net of tax:
    Net unrealized holding gain on
    available-for-sale securities during the period.....     849,000      611,000    1,330,000      589,000
Less: reclassification adjustment for realized
    gains on available-for-sale securities
    included in net income during the period............    (112,000)          --     (452,000)     (30,000)
                                                          -----------  -----------  -----------  -----------
Other comprehensive income .............................     737,000      611,000      878,000      559,000
                                                          -----------  -----------  -----------  -----------
Comprehensive income....................................   2,560,000    2,785,000    6,772,000    5,739,000
                                                          ===========  ===========  ===========  ===========

4) Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust

Heritage Statutory Trust II

Heritage Capital Statutory Trust II is a Delaware business trust formed by Heritage Commerce Corp for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities.

During the third quarter of 2001, Heritage Capital Statutory Trust II issued 5,000 Floating Rate Capital Securities, with a liquidation value of $1,000 per security to the Company for gross proceeds of $5,000,000. The entire proceeds of the issuance were invested by Heritage Capital Statutory Trust II in $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures, with identical maturity, repricing and payment terms as the Floating Rate Capital Securities (the "Subordinated Debentures") issued by the Company. The Subordinated Debentures represent the sole assets of Heritage Capital Statutory Trust II. The Subordinated Debentures mature on July 31, 2031, bear an initial interest rate of 7.29% (based on 3-month LIBOR plus 3.58%), repricing and payable semi- annually, and are redeemable by the Company at a premium beginning on or after July 31, 2006 based on a percentage of the principal amount of the Subordinated Debentures as stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after July 31, 2011 with proper notification. The Floating Rate Capital Securities are subject to mandatorily redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on July 31, 2031. The Subordinated Debentures bear the same terms and interest rates as the Floating Rate Capital Securities.

Holders of the Floating Rate Capital Securities are entitled to cumulative cash distribution on the liquidation amount of $1,000 per security beginning on July 31, 2001 and ending on October 31, 2001 at an initial rate per annum of 7.29% and shall bear interest for each successive period beginning on (and including) October 31, 2001, and each succeeding Distribution Payment Date and ending at the next succeeding Distribution Payment Date at a rate per annum equal to the 3-month LIBOR, plus 3.58%; provided , however, that prior to July 31, 2011, such annual rate shall not exceed 12.50%. The distributions on the Floating Rate Capital Securities are treated as interest expense in the consolidated income statements. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Floating Rate Capital Securities issued in the offering were sold in private transactions pursuant to an applicable exemptions from registration under the Securities Act of 1933, as amended. The Company has guaranteed on a subordinated basis, distributions and other payments due on the Floating Rate Capital (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the Subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Floating Rate Capital Securities.

5) Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and address the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations and cash flows, as the Company did not have any goodwill or intangible assets at September 30, 2001.

6) Reclassifications

Certain amounts in the December 31, 2000 and September 30, 2000 financial statements have been reclassified to conform to the September 30, 2001 financial statement presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, and other risks. All of the Company's operations and most of its customers are located in California. During the past year, the availability of a sufficient supply of electrical power in California has been unreliable at times. In addition, recent events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Heritage operates as the bank holding company for the four subsidiary banks: Heritage Bank of Commerce, Heritage Bank East Bay, Heritage Bank South Valley and Bank of Los Altos (collectively the "Banks"). All are California state chartered banks, which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Contra Costa and Alameda Counties, California. The accounting and reporting policies of Heritage Commerce Corp and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. The financial information presented herein has been restated on a historical basis to reflect the merger with Western Holdings Bancorp, which closed in October 2000, as a pooling of interests as if the Companies had been combined for all periods presented.

Overview

Net income for the three and nine months ended September 30, 2001 was $1,823,000 and $5,894,000, down 16% from $2,174,000 for the three months ended September 30, 2000 and up 14%, from $5,180,000 for the nine months ended September 30, 2000. Earnings per diluted share for the three and nine months ended September 30, 2001 were $0.16 and $0.52, down 16% from $0.19 for the three months ended September 30, 2000 and up 11%, from $0.47 per diluted share for the nine months ended September 30, 2000. Annualized return on average assets and return on average equity for the nine months ended September 30, 2001 were 0.91% and 11.28% compared with returns of 0.91% and 11.63% for the same period in the prior year. Annualized return on average assets and return on average equity for the quarter ended September 30, 2001 were 0.82% and 10.03%, compared with returns of 1.03% and 13.81%, for the same period in the prior year.

For the nine months ended September 30, 2001, as compared with the same period in the prior year, net interest income increased from $30,839,000 to $31,840,000, an increase of $1,001,000, or 3%. For the three months ended September 30, 2001, as compared with the same period in the prior year, net interest income decreased from $11,340,000 to $10,140,000, a decrease of $1,200,000, or 11%. The increase in the nine month period and the decrease in the three month period over the same periods in the prior year was primarily a result of the overall growth in the Company's earning assets, primarily loans, offset by the continuing decline in the short term interest rates, reflecting the Federal Reserve Board of Governors' reduction in short term interest rates of 350 basis points during the first nine months of 2001, and the timing of the Company's ability to reprice its interest bearing deposits. The Company's net interest margin was 5.31% for the nine months ended September 30, 2001, compared with 5.90% for the nine months ended September 30, 2000, reflective of the overall decline in the interest rate environment and the fact that the Company's assets reprice more quickly than its liabilities.

Total assets as of September 30, 2001 were $909,500,000, an increase of $52,156,000, or 6%, from $857,344,000 at September 30, 2000, and an increase of $63,276,000, or 7%, from total assets of $846,224,000 at December 31, 2000. Total deposits as of September 30, 2001 were $801,838,000, an increase of $38,034,000, or 5%, from $763,804,000 at September 30, 2000, and an increase of $63,652,000, or 9%, from total deposits of $738,186,000 at December 31, 2000.

Total portfolio loans as of September 30, 2001 were $615,773,000, an increase of $63,010,000, or 11%, from $552,763,000 September 30, 2000 and an increase of $4,992,000 from total portfolio loans of $610,781,000 at December 31, 2000. The Company's allowance for loan losses was $10,673,000, or 1.73%, of total loans at September 30, 2001. This compares with an allowance for loan losses of $8,392,000, or 1.52%, and $9,651,000, or 1.58% of total loans at September 30, 2000 and December 31, 2000. The Company's non- performing assets were $66,000 as of September 30, 2001, while the Company had no non-performing assets at September 30, 2000 and December 31, 2000.

The Company's shareholders' equity at September 30, 2001 was $73,527,000, up from $63,919,000 at September 30, 2000 and $65,733,000 as of December 31, 2000. The increase in shareholders' equity is a result of the income generated over the period, the exercise of common stock options and an increase in other comprehensive income from the net unrealized holding gains on the securities available-for-sale. Book value per share has increased to $6.62 at September 30, 2001, from $5.92 at September 30, 2000 and $6.01 at December 31, 2000. The Company's leverage capital ratio was 10.25% at September 30, 2001 compared to 9.39% at September 30, 2000 and 9.30% at December 31, 2000.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                            For the Three Months Ended         For the Three Months Ended
                                                 September 30, 2001                 September 30, 2000
                                          ---------------------------------  ---------------------------------
                                                       Interest    Average                Interest    Average
                                           Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                     Balance     Expense      Rate      Balance     Expense      Rate
----------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross............................ $  653,914  $   14,131       8.57% $  567,303  $   15,324      10.75%
Investments securities..................     90,484       1,178       5.17%    103,102       1,566       6.04%
Interest bearing deposits in banks......      5,730          44       3.05%      1,224          19       6.17%
Federal funds sold......................     67,791         590       3.45%    100,763       1,644       6.49%
                                          ----------  ----------             ----------  ----------
   Total interest earning assets........    817,919  $   15,943       7.73%    772,392  $   18,553       9.56%
                                                      ----------                         ----------
Cash and due from banks.................     35,039                             36,075
Premises and equipment, net.............      5,961                              6,763
Other assets............................     24,814                             20,001
                                          ----------                         ----------
   Total assets......................... $  883,733                         $  835,231
                                          ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing................ $   69,728  $      256       1.46% $   53,536  $      243       1.81%
Savings and money market................    225,504       1,659       2.92%    249,952       2,805       4.46%
Time deposits, under $100...............     82,049       1,046       5.06%     77,915       1,205       6.15%
Time deposits, $100 and over............    166,692       2,002       4.76%    171,726       2,529       5.86%
Brokered deposits.......................     27,224         381       5.55%     10,246         178       6.91%
Other borrowings........................     20,472         459       8.90%      9,644         253      10.42%
                                          ----------  ----------             ----------  ----------
   Total interest bearing liabilities...    591,669       5,803       3.89%    573,019       7,213       5.01%
                                                      ----------                         ----------
Interest bearing demand deposits........    205,340                            189,850
Other liabilities.......................     14,639                              9,907
                                          ----------                         ----------
   Total liabilities....................    811,648                            772,776
Shareholders' equity....................     72,085                             62,455
                                          ----------                         ----------
   Total liabilities and
      shareholders' equity.............. $  883,733                         $  835,231
                                          ==========                         ==========
Net interest income / margin............             $   10,140       4.92%             $   11,340       5.83%
                                                      ==========                         ==========

Note: Yields and amounts earned on loans include loan fees of $1,131,000 and $1,060,000 for the three month periods ended September 30, 2001 and 2000, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $66,000 and nil for the period ended September 30, 2001 and 2000, respectively, are included in the average balance calculation above.

                                            For the Nine Months Ended          For the Nine Months Ended
                                                 September 30, 2001                 September 30, 2000
                                          ---------------------------------  ---------------------------------
                                                       Interest    Average                Interest    Average
                                           Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                     Balance     Expense      Rate      Balance     Expense      Rate
----------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross............................ $  638,230  $   44,766       9.34% $  512,032  $   40,351      10.53%
Investments securities..................     94,914       4,023       5.65%     99,481       4,521       6.07%
Interest bearing deposits in banks......      4,551         127       3.72%        792          30       5.06%
Federal funds sold......................     63,394       2,040       4.29%     85,730       3,930       6.12%
                                          ----------  ----------             ----------  ----------
   Total interest earning assets........    801,089  $   50,956       8.50%    698,035  $   48,832       9.34%
                                                      ----------                         ----------
Cash and due from banks.................     41,553                             32,164
Premises and equipment, net.............      6,130                              6,645
Other assets............................     19,702                             21,200
                                          ----------                         ----------
   Total assets......................... $  868,474                         $  758,044
                                          ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing................ $   67,394  $      890       1.77% $   53,504  $      738       1.84%
Savings and money market................    223,788       5,669       3.39%    222,883       6,877       4.12%
Time deposits, under $100...............     79,199       3,333       5.63%     73,263       3,106       5.66%
Time deposits, $100 and over............    166,997       6,862       5.49%    146,439       6,236       5.69%
Brokered deposits.......................     23,424       1,038       5.92%     10,981         528       6.42%
Other borrowings........................     18,356       1,324       9.64%      7,108         508       9.55%
                                          ----------  ----------             ----------  ----------
   Total interest bearing liabilities...    579,158      19,116       4.41%    514,178      17,993       4.67%
                                                      ----------                         ----------
Interest bearing demand deposits........    204,507                            174,996
Other liabilities.......................     14,943                              9,394
                                          ----------                         ----------
   Total liabilities....................    798,608                            698,568
Shareholders' equity....................     69,866                             59,476
                                          ----------                         ----------
   Total liabilities and
      shareholders' equity.............. $  868,474                         $  758,044
                                          ==========                         ==========
Net interest income / margin............             $   31,840       5.31%             $   30,839       5.90%
                                                      ==========                         ==========

Note: Yields and amounts earned on loans include loan fees of $3,478,000 and $2,896,000 for the nine month periods ended September 30, 2001 and 2000, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $66,000 and nil for the period ended September 30, 2001 and 2000, respectively, are included in the average balance calculation above.

The Company's net interest income for the three and nine months ended September 30, 2001 was $10,140,000 and $31,840,000, a decrease of $1,200,000 or 11% over the same three month period in the prior year and an increase of $1,001,000, or 3% over the same nine month period in the prior year. For the three and nine months ended September 30, 2001 compared to the same periods in the prior year, average earning assets increased by $45,527,000 and $103,054,000, or 6% and 15%. For the three months ended September 30, 2001, the average yield on earning assets was 7.73%, down 183 basis points from 9.56% for the same period in 2000. Over the same periods the rates paid on interest bearing liabilities declined 112 basis points to 3.89% from 5.01%. For the nine months ended September 30, 2001, the average yield on earning assets was 8.50%, down 84 basis points from 9.34% for the same period in 2000. Over the same periods the rates paid on interest bearing liabilities decreased 26 basis points to 4.41% from 4.67%. Overall, the net interest margin decreased to 4.92% and 5.31% for the three and nine months ended September 30, 2001, from 5.83% and 5.90% for the same periods in the prior year. Even with the above decreases in net interest margin, net interest income increased due to the increases in the level of average earning assets, particularly loans. The increased level of average loans was primarily funded by the increase in the deposits and other borrowings and by a decrease in the level of average Federal funds sold.

The following table sets forth an analysis of the changes in interest income resulting from changes in the average volume of interest earning assets and liabilities and changes in the average rates earned and paid. The total change is shown in the column designated "Net Change" and is allocated in the columns to the left, to the portions respectively attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated to the change in volume.

                                          Three Months Ended September 30,
                                                  2001 vs. 2000
                                          ----------------------------------
                                          Increase (Decrease) Due to Change In:
                                           Average     Average       Net
(Dollars in thousands)                      Volume       Rate       Change
----------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross........................ $    2,138  $   (3,331) $   (1,193)
    Investments securities..............       (135)       (253)       (388)
    Interest bearing deposits in banks..         35         (10)         25
    Federal funds sold..................       (268)       (786)     (1,054)
                                          ----------  ----------  ----------
 Total interest earning assets..........      1,770      (4,380)     (2,610)
                                          ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing............         64         (51)         13
    Money Market and Savings............       (140)     (1,006)     (1,146)
    Time deposits, under $100...........         75        (234)       (159)
    Time deposits, $100 and over........        (15)       (512)       (527)
    Brokered Deposits...................        241         (38)        203
    Other borrowings....................        247         (41)        206
                                          ----------  ----------  ----------
 Total interest bearing liabilities.....        472      (1,882)     (1,410)
                                          ----------  ----------  ----------
 Net interest income.................... $    1,298  $   (2,498) $   (1,200)
                                          ==========  ==========  ==========

                                            Nine Months Ended September 30,
                                                  2001 vs. 2000
                                          ----------------------------------
                                          Increase (Decrease) Due to Change In:
                                           Average     Average       Net
(Dollars in thousands)                      Volume       Rate       Change
----------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross........................ $    8,983  $   (4,568) $    4,415
    Investments securities..............       (178)       (320)       (498)
    Interest bearing deposits in banks..        105          (8)         97
    Federal funds sold..................       (709)     (1,181)     (1,890)
                                          ----------  ----------  ----------
 Total interest earning assets..........      8,201      (6,077)      2,124
                                          ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing............        183         (31)        152
    Money Market and Savings............         23      (1,231)     (1,208)
    Time deposits, under $100...........        250         (23)        227
    Time deposits, $100 and over........        845        (219)        626
    Brokered Deposits...................        551         (41)        510
    Other borrowings....................        811           5         816
                                          ----------  ----------  ----------
 Total interest bearing liabilities.....      2,663      (1,540)      1,123
                                          ----------  ----------  ----------
 Net interest income.................... $    5,538  $   (4,537) $    1,001
                                          ==========  ==========  ==========

Provision for Loan Losses

For the three and nine months ended September 30, 2001, the provision for loan losses was $279,000 and $1,334,000, down $376,000 and $535,000 from $655,000 and $1,869,000 for the same periods in the prior year. See additional discussion at Allowance for Probable Loan Losses.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                         September 30,         2001 versus 2000
                                                      --------------------   --------------------
(Dollars in thousands)                                  2001       2000       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     753  $      --   $     753         -- %
Service charges and other fees on deposits accounts.       254        189          65         34%
Other investment income.............................       239        230           9          4%
Gain on sale of securities available-for-sale.......       181         --         181         -- %
Servicing income....................................       105        111          (6)        (5)%
Other income........................................       205        255         (50)       (20)%
                                                      ---------  ---------   ---------
Total............................................... $   1,737  $     785   $     952        121%
                                                      =========  =========   =========

                                                       Nine Months Ended      Increase (decrease)
                                                         September 30,         2001 versus 2000
                                                      --------------------   --------------------
(Dollars in thousands)                                  2001       2000       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $   1,304  $      --   $   1,304         -- %
Service charges and other fees on deposits accounts.       690        530         160         -- %
Other investment income.............................       749        592         157         27%
Gain on sale of securities available-for-sale.......       732         44         688      1,564%
Servicing income....................................       337        181         156         86%
Other income........................................       793        787           6          1%
                                                      ---------  ---------   ---------
Total............................................... $   4,605  $   2,134   $   2,471        116%
                                                      =========  =========   =========

Noninterest income for the three and nine months ended September 30, 2001 was $1,737,000 and $4,605,000, up 121% and 116% from $785,000 and $2,134,000 from the same periods in the prior year. The increase was primarily due to the increases in service charges and fees from increased activity and gains on sale of securities, SBA loans, and servicing income recognized for the three and nine months ended September 30, 2001 compared to the same period in 2000. The interest rate environment in 2001 has provided the opportunity for the Company to record gains on the sale of loans and securities.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                         September 30,         2001 versus 2000
                                                      --------------------   --------------------
(Dollars in thousands)                                  2001       2000       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,734  $   3,985   $     749         19%
Occupancy...........................................       712        617          95         15%
Client services.....................................       464        589        (125)       (21)%
Furniture and equipment.............................       447        380          67         18%
Professional fees...................................       446        547        (101)       (18)%
Advertising and promotion...........................       342        360         (18)        (5)%
Loan origination costs..............................       314        114         200        175%
Stationery & supplies...............................       109         89          20         22%
Telephone expense...................................        90         89           1          1%
Merger and integration costs........................        --        109        (109)      (100)%
Other...............................................     1,029      1,164        (135)       (12)%
                                                      ---------  ---------   ---------
Total............................................... $   8,687  $   8,043   $     644          8%
                                                      =========  =========   =========

                                                       Nine Months Ended      Increase (decrease)
                                                         September 30,         2001 versus 2000
                                                      --------------------   --------------------
(Dollars in thousands)                                  2001       2000       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $  14,190  $  12,136   $   2,054         17%
Occupancy...........................................     2,074      1,674         400         24%
Client services.....................................     1,444      1,227         217         18%
Furniture and equipment.............................     1,349      1,086         263         24%
Professional fees...................................       989      1,436        (447)       (31)%
Advertising and promotion...........................       890        761         129         17%
Loan origination costs..............................       986        395         591        150%
Stationery & supplies...............................       368        251         117         47%
Telephone expense...................................       270        259          11          4%
Merger and integration costs........................        --        204        (204)      (100)%
Other...............................................     3,063      3,629        (566)       (16)%
                                                      ---------  ---------   ---------
Total............................................... $  25,623  $  23,058   $   2,565         11%
                                                      =========  =========   =========

The following table indicates the percentage of noninterest expense in each category:

                                                        For The Three Months Ended September 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2001     of Total      2000     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,734         54% $   3,985         50%
Occupancy...........................................       712          8%       617          8%
Client services.....................................       464          5%       589          7%
Furniture and equipment.............................       447          5%       380          5%
Professional fees...................................       446          5%       547          7%
Advertising and promotion...........................       342          4%       360          4%
Loan origination costs..............................       314          4%       114          1%
Stationery & supplies...............................       109          1%        89          1%
Telephone expense...................................        90          1%        89          1%
Merger and integration costs........................        --         -- %       109          1%
Other...............................................     1,029         12%     1,164         14%
                                                      ---------  ---------   ---------  ---------
Total............................................... $   8,687        100% $   8,043        100%
                                                      =========  =========   =========  =========

                                                        For The Nine Months Ended September 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2001     of Total      2000     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $  14,190         55% $  12,136         53%
Occupancy...........................................     2,074          8%     1,674          7%
Client services.....................................     1,444          6%     1,227          5%
Furniture and equipment.............................     1,349          5%     1,086          5%
Professional fees...................................       989          4%     1,436          6%
Advertising and promotion...........................       890          3%       761          3%
Loan origination costs..............................       986          4%       395          2%
Stationery & supplies...............................       368          1%       251          1%
Telephone expense...................................       270          1%       259          1%
Merger and integration costs........................        --         -- %       204          1%
Other...............................................     3,063         12%     3,629         16%
                                                      ---------  ---------   ---------  ---------
Total............................................... $  25,623        100% $  23,058        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three and nine months ended September 30, 2001 were $8,687,000 and $25,623,000, up $644,000 and $2,565,000, or 8% and 11%, from $8,043,000 and $23,058,000 for the same periods in the prior year. The overall increase in noninterest expenses reflects the growth in infrastructure to support the increased activity and the Company's loan and deposit growth.

For the three months ended September 30, 2001, salaries and employee benefits increased by $749,000 reflecting normal increases and the growth in the level of full time equivalent employees from 202 at September 30, 2000 to 232 at September 30, 2001. Salaries and employee benefits increased $2,054,000, or 17%, to $14,190,000 for the first nine months of 2001, as compared to the same period in the prior year. As a percentage of total noninterest expenses, salaries and employee benefits represented 55% and 50%, for the three months ended September 30, 2001 and 2000 and 55% and 53% for the nine months ended September 30, 2001 and 2000. For the comparative three month periods, occupancy increased by $95,000, or 15%, and for the nine month periods increased $400,000, or 24%, to $2,074,000 primarily as a result of increased rental costs. Occupancy costs, as a percentage of total noninterest expenses remained fairly constant over the three and nine month periods. For the comparative three month periods, furniture and equipment increased by $67,000, or 18% and for the nine month periods increased $263,000, or 24%, to $1,349,000. For the comparative three month periods, stationery and supplies increased by $20,000, or 22% and for the nine month period increased $117,000, or 47%, to $368,000. For the comparative three month periods, advertising and promotion decreased by $18,000 or 5% but increased for the nine month period by $129,000, or 17%, to $890,000. The overall increases in the above accounts reflect the increased activity and growth in the Company. These costs as a percentage of total noninterest expenses remained fairly constant over the three and nine month periods. For the comparative three month periods, loan origination costs increased by $200,000, or 175%, as a result of the overall growth in the loan portfolio and increased as a percentage of total noninterest expenses from 1% to 4%. For the nine month period, loan origination costs increased by $591,000, or 150%, to $986,000 and as a percentage of total noninterest expenses from 2% to 4%. For the comparative three month periods, professional fees decreased by $101,000, or 18% and decreased for the nine month period by $447,000, or 31%, to $989,000 primarily. Due to certain merger related fees incurred in 2000, which were not necessary in 2001. These costs as a percentage of total noninterest expenses decreased from 7% to 5% over the three month period and from 6% to 4% over the nine month period. For the comparative three month periods, client services decreased $125,000, or 21%, and decreased as a percentage of total noninterest expenses from 7% to 5%. For the nine month period, client services increased $217,000, or 18%, to $1,444,000 or from 5% to 6% of the total noninterest expenses.

Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2001 was $1,088,000 and $3,594,000, as compared to $1,253,000 and $2,866,000 for the same periods in the prior year. The following table shows the income tax rate for each period indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2001	2000	2001	2000
Income tax rate	37.38%	36.56%	37.88%	35.62%

The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company holding certain life insurance contracts and changes in the Company's level of investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $63,276,000, or 7%, to $909,500,000 at September 30, 2001 from $846,224,000 at December 31, 2000, and increased $52,156,000, or 6%, from $857,344,000 at September 30, 2000. Total portfolio loans increased $4,992,000 or 1% to $615,773,000 at September 30, 2001 from $610,781,000 at December 31, 2000, and increased $63,010,000 or 11% from $552,763,000 at September 30, 2000. Total deposits increased $63,652,000, or 9% to $801,838,000 at September 30, 2001 from $738,186,000 at December 31, 2000, and increased $38,034,000 or 5% from $763,804,000 at September 30, 2000. The above reflects the strong internal growth of the Company across all deposit types, which, used with the proceeds from investment securities sales and maturities and loan sales funded the growth in loans and Federal funds sold.

Securities Portfolio

The following table sets forth the carrying value of investment securities at the dates indicated:

                                                     September 30,
                                                ----------------------  December 31
(Dollars in thousands)                             2001        2000        2000
----------------------------------------------  ----------  ----------  ----------
Securities available-for-sale (at fair value)
U.S. treasury................................. $    1,544  $    8,502  $    8,524
U.S. agencies.................................     41,432      45,978      48,202
Mortgage-backed securities....................     22,532      14,395      18,870
Municipals....................................     10,947      14,036      14,297
Corporate bonds...............................      2,071          --          --
Commercial paper..............................         --         981       1,001
                                                ----------  ----------  ----------
Total securities available-for-sale........... $   78,526  $   83,892  $   90,894
                                                ==========  ==========  ==========

Securities held-to-maturity (at amortized cost
Mortgage-backed securities.................... $    4,668  $    6,135  $    5,783
CMOs..........................................      1,636       2,241       2,215
Municipals....................................     10,941      11,921      11,910
                                                ----------  ----------  ----------
     Total securities held-to-maturity........ $   17,245  $   20,297  $   19,908
                                                ==========  ==========  ==========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at September 30, 2001:

                                                                     September 30, 2001
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year   Within Five Years Within Ten Years  After Ten Years     Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
                                  Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
                                 -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
Agencies....................... $  2,540   6.70% $ 38,892   5.11% $     --     -- % $     --     -- % $  41,432   5.21%
U.S. treasury..................    1,544   4.52%       --     -- %       --     -- %       --     -- %     1,544   4.52%
Mortgage-backed securities.....       --     -- %    1,122   6.02%   15,468   5.57%    5,942   5.45%    22,532   5.56%
Commercial paper...............       --     -- %    2,071   4.48%       --     -- %       --     -- %     2,071   4.48%
Municipals -  nontaxable.......    2,789   6.67%    4,108   6.11%    4,050   6.90%       --     -- %    10,947   6.54%
                                 --------          --------          --------          --------          ---------
Total available-for-sale.......    6,873   6.20%   46,193   5.19%   19,518   5.85%    5,942   5.45%    78,526   5.46%
                                 --------          --------          --------          --------          ---------
Securities held-to-maturity:
CMOs...........................    1,636   4.15%       --     -- %       --     -- %       --     -- %     1,636   4.15%
Mortgage-backed securities.....       --     -- %    4,668   6.37%       --     -- %       --     -- %     4,668   6.37%
Municipals -  taxable..........    1,938   6.31%    1,597   6.60%       --     -- %       --     -- %     3,535   6.44%
Municipals -  nontaxable.......       ---    -- %    2,854   6.75%    4,552   6.74%       --     -- %     7,406   6.74%
                                 --------          --------          --------          --------          ---------
Total held-to-maturity.........    3,574   5.32%    9,119   6.53%    4,552   6.74%       --     -- %    17,245   6.33%
                                 --------          --------          --------          --------          ---------
Total securities............... $ 10,447   5.90% $ 55,312   5.41% $ 24,070   6.02% $  5,942   5.45% $  95,771   5.62%
                                 ========          ========          ========          ========          =========

Note: Yield on non-taxable municipal securities are not presented in a fully tax equivalent basis.

Loans

Total loans (exclusive of loans held for sale) increased $4,992,000 or 1% to $615,773,000 at September 30, 2001 as compared to $610,781,000 at December 31, 2000. The increase in loan balances was due to the business development efforts of the Company.

For the three and nine months ended September 30, 2001, SBA loans held for sale that were generated totaled $14,286,480 and $29,637,239, respectively. For the three and nine months ended September 30, 2001, SBA loans held for sale that were sold totaled $15,399,483 and $30,010,783, respectively. No SBA loans held for sale were sold during 2000. Heritage Bank of Commerce is a preferred lender under the U.S. Small Business Administration.

The following table summarizes the composition of the Company's loan portfolio at the dates indicated:

                                     September 30,   % of       December 31,    % of
(Dollars in thousands)                  2001         Total         2000         Total
-----------------------------------  -----------  -----------   -----------  -----------
Commercial......................... $   203,678           33% $   200,846           33%
Real estate - mortgage.............     239,772           39%     230,468           38%
Real estate - land and construction     164,602           27%     171,325           28%
Consumer...........................       7,593            1%       8,172            1%
                                     -----------  -----------   -----------  -----------
     Total loans...................     615,645          100%     610,811          100%
                                                  ===========                ===========
Deferred loan fees.................         128                        (30)
Allowance for loan losses..........     (10,673)                    (9,651)
                                     -----------                -----------
Loans, net......................... $   605,100                $   601,130
                                     ===========                ===========

The Company's loan portfolio is based on commercial (primarily to companies engaged in manufacturing, wholesale, and service businesses) and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are dependent on the technology and real estate industries and their supporting companies located within the Company's market area. Thus, the Company's borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

The following table sets forth the maturity distribution of the Company's loans at September 30, 2001:

                                                   Over One
                                       Due in      Year But
                                      One Year     Less Than       Over
(Dollars in thousands)                 or Less    Five Years    Five Years      Total
-----------------------------------  -----------  -----------   -----------  -----------
Commercial......................... $   188,282  $    11,645   $     3,751  $   203,678
Real estate - mortgage.............     142,405       83,298        14,069      239,772
Real estate - land and construction     164,602           --            --      164,602
Consumer...........................       6,898          695            --        7,593
                                     -----------  -----------   -----------  -----------
     Total loans...................     502,187       95,638        17,820      615,645
                                     ===========  ===========   ===========  ===========

Loans with variable interest rates.     487,546       57,910         2,728      548,184
Loans with fixed interest rates....      14,641       37,728        15,092       67,461
                                     -----------  -----------   -----------  -----------
     Total loans................... $   502,187  $    95,638   $    17,820  $   615,645
                                     ===========  ===========   ===========  ===========

The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At September 30, 2001, approximately 89% of the Company's loan portfolio consisted of floating interest rate loans.

Nonperforming assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing interest, troubled debt restructurings and other real estate owned. The following table shows nonperforming assets at the dates indicated:

                                                   September 30,
                                              ----------------------  December 31,
(Dollars in thousands)                           2001        2000        2000
--------------------------------------------  ----------  ----------  ----------
Nonaccrual loans............................ $       66  $       --  $       --
Loans 90 days past due and still accruing...         --          --          --
Restructured loans..........................         --          --          --
                                              ----------  ----------  ----------
    Total nonperforming loans...............         66          --          --
Foreclosed assets...........................         --          --          --
                                              ----------  ----------  ----------
    Total nonperforming assets.............. $       66  $       --  $       --
                                              ==========  ==========  ==========
Nonperforming assets as a percentage of
  period end loans plus foreclosed assets...       0.01%        -- %        -- %

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for known and probable losses inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Company's loan loss experience as well as transactions in the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                          Nine Months Ended
                                           September 30,     Year Ended
                                        ------------------   December 31,
(Dollars in thousands)                    2001      2000       2000
--------------------------------------  --------  --------   --------
Balance, beginning of period / year... $  9,651  $  6,511   $  6,511
Net recoveries (charge-offs)..........     (312)       13        (19)
Provision for probable loan losses....    1,334     1,869      3,159
                                        --------  --------   --------
Balance, end of period / year......... $ 10,673  $  8,393   $  9,651
                                        ========  ========   ========

Ratios:
Net recoveries (charge-offs) to
   average loans outstanding..........     0.05%    0.01%       -- %
Allowance for loan losses to average
   loans..............................     1.68%    1.64%     1.80%
Allowance for loan losses to total
   loans..............................     1.73%    1.52%     1.58%
Allowance for loan losses to
   non-performing loans...............   16,171%      -- %       -- %

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                         September 30, 2001   September 30, 2000    December 31, 2000
                                        ------------------   -------------------   --------------------
                                                  Percent               Percent                Percent
                                                  of ALL by            of ALL by              of ALL by
                                                  category             category               category
                                                  to total             to total               to total
                                                  loans by             loans by               loans by
(Dollars in thousands)                   Amount   category    Amount   category     Amount    category
--------------------------------------  --------  --------   --------  ---------   ---------  ---------
Commercial............................ $  4,422      2.17% $  3,536       2.01% $   4,244       2.11%
Real estate - mortgage................    1,175      0.49%    1,335       0.64%     1,509       0.65%
Real estate - land and construction...    2,843      1.73%    1,871       1.17%     2,084       1.22%
Consumer..............................      159      2.10%      136       1.95%       158       1.93%
Unallocated...........................    2,074        -- %    1,515         -- %     1,656         -- %
                                        --------             --------              ---------
     Total ........................... $ 10,673      1.73% $  8,393       1.52% $   9,651       1.58%
                                        ========             ========              =========

The increase in the allowance for loan losses reflects the growth in the Company's commercial and real estate mortgage loan portfolio and the increase in the level of unallocated reserves reflects the Company's assessment of the increased inherent credit risk resulting from the current economic environment, particularly in the Company's primary market area and lending focus, the effects related to the terrorist attack of September 11, 2001, and the uncertainty related to the California energy situation.

Deposits

Deposits totaled $801,838,000 at September 30, 2001, an increase of 9%, compared to deposits of $738,186,000 at December 31, 2000 and an increase of 5% compared to $763,804,000 at September 30, 2000. Compared to December 31, 2000, noninterest bearing demand deposits increased $7,999,000 or 4%, interest bearing demand deposits increased $3,647,000 or 5%, savings and money market deposits increased $5,811,000 or 3%, time deposits increased $15,744,000 or 7% and brokered deposits increased $30,451,000 or 329%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                         Nine Months Ended         Year Ended
                                          September 30, 2001   December 31, 2000
                                       --------------------   --------------------
                                                   Average                Average
                                        Average      Rate      Average      Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid
-------------------------------------  ----------  --------   ----------  --------
Demand, noninterest bearing.......... $  204,507        -- % $  183,422        -- %
Demand, interest bearing.............     67,394      1.77%     55,616      1.82%
Saving and money market..............    223,788      3.39%    228,336      4.16%
Time deposits, under $100,000........     79,199      5.63%     73,058      5.85%
Time deposits, $100,000 and over.....    166,997      5.49%    151,275      5.75%
Brokered deposits....................     23,424      5.92%     10,544      6.55%
                                       ----------             ----------
     Total average deposits.......... $  765,309      3.11% $  702,251      3.44%
                                       ==========             ==========

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of September 30, 2001.

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................      85,737        41%
Over three months through twelve months....................      99,622        48%
Over twelve months.........................................      22,512        11%
                                                              ----------  --------
       Total...............................................     207,871       100%
                                                              ==========  ========

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

Return on Equity and Assets

The following table indicates the ratios on the return on average equity and average assets for each indicated period.
	At and for the three months ended		At and for the nine months ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
Return on assets	0.82%	1.03%	0.91%	0.91%
Return on equity	10.03%	13.81%	11.28%	11.63%
Equity to asset ratio	8.16%	7.48%	8.04%	7.85%

Annualized return on average assets and return on average equity for the quarter ended September 30, 2001 were 0.82% and 10.03%, respectively, compared with returns of 1.03% and 13.81%, respectively, for the same period in 2000. The equity to asset ratio for the quarter ended September 30, 2001 was 8.16%, compared to 7.48% for the same period in 2000. Annualized return on average assets and return on average equity for the nine months ended September 30, 2001 were 0.91% and 11.28%, respectively, compared with returns of 0.91% and 11.63%, respectively, for the same period in 2000. The equity to asset ratio for the nine months ended September 30, 2001 was 8.04%, compared to 7.85% for the same period in 2000.

Interest Rate Risk

The planning of asset and liability maturities is an integral part of the management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2001, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                            Due in    Due After
                                                 Within    Three to    One to    Due After     Not
                                                  Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                           Months     Months      Years      Years    Sensitive    Total
----------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Interest earning assets:
  Federal funds sold.......................... $  84,600  $      --  $      --  $      --  $      --  $  84,600
  Interest bearing deposits in banks..........     6,156         --         --         --         --      6,156
  Securities..................................     2,457      6,354     51,158     35,802         --     95,771
  Total loans.................................   487,625     56,207     94,464     13,581         --    651,877
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total interest earning assets.............   580,838     62,561    145,622     49,383         --    838,404
                                                ---------  ---------  ---------  ---------  ---------  ---------
Cash and due from banks.......................        --         --         --         --     34,803     34,803
Other assets..................................        --         --         --         --     36,293     36,293
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total assets.............................. $ 580,838  $  62,561  $ 145,622  $  49,383  $  71,096  $ 909,500
                                                =========  =========  =========  =========  =========  =========

Interest bearing liabilities:
  Demand, interest bearing.................... $  72,234  $      --  $      --  $      --  $      --  $  72,234
  Savings and money market....................   225,110         --         --         --         --    225,110
  Time deposits...............................   115,001    145,988     27,621         --         --    288,610
  Mandatorily Redeemable Cumulative
    Trust Preferred Securities................        --         --         --     19,000         --     19,000
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total interest bearing liabilities........   412,345    145,988     27,621     19,000         --    604,954
                                                ---------  ---------  ---------  ---------  ---------  ---------
Noninterest demand deposits...................    75,204         --         --         --    140,680    215,884
Other liabilities.............................        --         --         --         --     15,135     15,135
Shareholders' equity..........................        --         --         --         --     73,527     73,527
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total liabilities and shareholders' equity $ 487,549  $ 145,988  $  27,621  $  19,000  $ 229,342  $ 909,500
                                                =========  =========  =========  =========  =========  =========

Interest rate sensitivity GAP................. $  93,289  $ (83,427) $ 118,001  $  30,383  $(158,246) $      --
                                                =========  =========  =========  =========  =========  =========

Cumulative interest rate sensitivity GAP...... $  93,289  $   9,862  $ 127,863  $ 158,246  $      --  $      --
Cumulative interest rate sensitivity GAP ratio     10.26%     1.08%    14.06%    17.40%       -- %       -- %

The foregoing table demonstrates that the Company had a positive cumulative one year gap of $9,862,000, or 1.08% of total assets, at September 30, 2001. In theory, this would indicate that $9,862,000 more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of certain short-term funding sources.

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

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At September 30, 2001, the Company's primary liquidity ratio was 21.23%, comprised of $50,300,000 in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $7,200,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $84,600,000, and $41,000,000 in cash and due from banks, as a percentage of total unsecured deposits of $794,700,000.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company

                                        September 30,
                                   ----------------------  December 31,
(Dollars in thousands)                2001        2000        2000
---------------------------------  ----------  ----------  ----------
Capital components:
   Tier 1 Capital................ $   90,377  $   78,501  $   78,982
   Tier 2 Capital................      9,304       8,316       9,427
                                   ----------  ----------  ----------
     Total risk-based capital.... $   99,681  $   86,817  $   88,409
                                   ==========  ==========  ==========

Risk-weighted assets............. $  744,699  $  692,391  $  753,947

Average assets................... $  882,975  $  836,791  $  850,072

                                                                         Minimum
                                                                       Regulatory
                                                                       Requirements
                                                                       -----------
Capital ratios:
  Total risk-based capital.......       13.4%      12.6%      11.7%        8.0%
  Tier 1 risk-based capital......       12.1%      11.3%      10.5%        4.0%
  Leverage ratio (1).............       10.3%       9.4%       9.3%        4.0%

(1) Tier 1 capital divided by quarterly average assets (excluding goodwill).

Item 3. Quantitative and qualitative disclosures about market risk

No material changes have occurred during the quarter to the Company's market risk profile or information. For further information refer to the Company's annual report on Form 10-K.

Part II - Other Information

Item 1. - Legal Proceedings

To the best of the Company's knowledge, there are no pending legal proceedings to which the Company is a party, which may have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

Item 6. - Exhibits and Reports on Form 8-K

  Exhibits included with this filing:
Exhibit Number	Name
3.2	Heritage Commerce Corp By-laws as amended to September 27, 2001

  Reports on Form 8-K

On September 28, 2001, the Company filed to SEC on Form 8-K to report the Company to purchase Company's common stock for employee stock program.

On October 23, 2001, the Company filed its earnings press release for the third quarter ended September 30, 2001 with the SEC on Form 8-K.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Heritage Commerce Corp
(Registrant)
November 14, 2001	/s/ Brad L. Smith
Date	Brad L. Smith, Chairman of the Board and CEO

November 14, 2001	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern, Chief Financial Officer