Form 10-K405
period 2001-12-31
HERITAGE COMMERCE CORP
filed 2002-03-29
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-23877

Heritage Commerce Corp
(Exact name of Registrant as Specified in its Charter)

California	77-0469558
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

150 Almaden Boulevard
San Jose, California    95113
(Address of Principal Executive Offices including Zip Code)

(408) 947-6900
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK (NO PAR VALUE) PREFERRED SHARE PURCHASE RIGHTS	NASDAQ
(Title of class)	(Name of each exchange on which registered)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

      The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock on March 19, 2002 ($8.20 per share), as reported on the Nasdaq National Market System, was approximately $82.6 million.

      As of March 19, 2002, 11,132,462 shares of the Registrant's common stock (no par value) were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED	PARTS OF FORM 10-K INTO WHICH INCORPORATED
Definitive proxy statement for the Company's 2001 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year ended December 31, 2001.	Part III

HERITAGE COMMERCE CORP

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2001

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

On February 9, 1998, HBC opened a full-service branch in the city of Fremont, California. On December 7, 1998, the Company received approval to open Heritage Bank East Bay ("HBEB" and together with HBC, the "Banks"), a de novo bank, in the city of Fremont, California. On that date, HBEB became a subsidiary of the Company and took control of HBC's existing branch in Fremont and Loan Production Office in San Ramon, California. HBEB moved their San Ramon office to city of Danville, California in September 1999.

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

On October 1, 2000, the Company completed its merger with Western Holdings Bancorp, holding Company of Bank of Los Altos ("BLA"). Bank of Los Altos, a full service commercial bank with two branches in Los Altos and one in Mountain View now operates as a wholly owned subsidiary of Heritage Commerce Corp. Unless otherwise noted, the information contained herein has been restated on a historical basis to reflect the merger with Western Holdings Bancorp as a pooling of interests as if the Companies had been combined for all periods presented.

On June 6, 2001, Heritage Bank South Valley opened a full service branch in Gilroy, California. The Gilroy office offers a complete line of custom tailored business and personal banking services and products.

General Banking Services

The Company's customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in Santa Clara, Alameda, and Contra Costa counties. Businesses served include manufacturers, distributors, contractors, professional corporations/partnerships, and service businesses. The Company had approximately 14,300 deposit accounts at December 31, 2001.

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

HBC's main and executive offices and the Company's offices are located at 150 Almaden Boulevard, San Jose, California 95113. In addition, HBEB is located at 3077 Stevenson Boulevard, Fremont, California 94538, HBSV is located at 18625 Sutter Drive, Morgan Hill, California 95037, and BLA is located at 4546 El Camino Real, Los Altos, California 94022. See Item 2 -"PROPERTIES." The Company's primary market area is Santa Clara, Alameda, and Contra Costa counties. The Company serves a secondary market consisting of the South Bay portion of the San Francisco Bay area and portions of other counties contiguous to its primary market area.

Recent management change

On July 25, 2001, the Boards of Directors of Heritage Commerce Corp and Heritage Bank South Valley appointed Lane S. Lawson to be President & CEO of Heritage Bank South Valley. Mr. Lawson assumed the role vacated by retiring President Larry Koch.

On August 20, 2001, the Boards of Directors of Heritage Commerce Corp and Heritage Bank of Commerce appointed John F. McGrath to be President and CEO of Heritage Bank of Commerce. Mr. McGrath assumed the HBC position held by Brad L. Smith, who continues to serve as Chairman and CEO of Heritage Commerce Corp.

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

As a registered bank holding company, the Company is subject to the supervision of, and to regular examination by, the Federal Reserve Board (FRB). Historically the activities of bank holding companies such as the Company have been limited by the Bank Holding Company Act (BHCA) to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, and other activities which the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies are required to give notice to or obtain prior approval from FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank. For discussion of recent expansion of the powers of certain bank holding companies, see Item 1 - "BUSINESS - Supervision and Regulation - Financial Services Modernization Legislation" below. The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the "Department").

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

HBC, HBEB, HBSV, and BLA are California state-chartered banks and members of the Federal Reserve System. State banks chartered in California that are members of the Federal Reserve System are subject to regulation, supervision and regular examination by the Department and by the FRB. The regulations of the Department and the FRB govern most aspects of the Banks' business, including reporting requirements, activities, investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and other areas.

Financial Services Modernization Legislation

The Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") became effective March 11, 2000. The Financial Services Modernization Act repeals the two provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any Company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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
  Provides an enhanced framework for protecting the privacy of consumer information;
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

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized" and "well-managed." The total assets of all financial subsidiaries may not exceed the lesser of 45% of the bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

The Financial Services Modernization Act provides that designated federal regulatory agencies, including the FDIC, the FRB, the OCC and the SEC, are to publish regulations to implement certain provisions of the Act. These agencies have cooperated in the release of rules that establish minimum requirements to be followed by financial institutions for protecting the privacy of financial information provided by consumers. The FRB's rule, which establishes privacy standards to be followed by state member banks such as the Banks, requires a financial institution to (i) provide notice to customers about its privacy policies and practices, (ii) describe the conditions under which the institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and (iii) provide a method for consumers to prevent the financial institution from disclosing information to nonaffiliated third parties by "opting out" of that disclosure.

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, HBC, HBEB, HBSV, and BLA will be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, a bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules as are applicable to national banks.

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

Capital Adequacy Guidelines

Federal banking agencies have adopted risk-based capital guidelines for insured banks and bank holding companies. These guidelines require a minimum risk-based capital ratio of 8%, with at least 4% in the form of "Tier 1" capital. Tier 1 capital consists of common equity, non-cumulative perpetual preferred stock, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries and excludes most intangible assets. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) loan loss reserves.

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

The following table presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2001:

December 31, 2001
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total risk-based capital/risk-weighted assets Tier 1 capital/risk-weighted assets Tier 1 capital / average assets	$ 101,262,000 $ 91,598,000 $ 91,598,000	13.0% 11.8% 10.2%	$ 62,315,000 $ 31,162,000 $ 35,921,000	(greater than or equal to) 8.0% (greater than or equal to) 4.0% (greater than or equal to) 4.0%

Federal banking agencies, including the FRB and the FDIC, have adopted regulations implementing a system of prompt corrective action pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories based on the capital measures indicated below:

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized(1)	10.0% 8.0% less than 8.0% less than 6.0% N/A	6.0% 4.0% less than 4.0% less than 3.0% N/A	5.0% 4.0% less than 4.0% less than 3.0% N/A

(1) Tangible equity to total assets less than 2.0%

The regulations establish procedures for classification of financial institutions within the capital categories, filing and reviewing capital restoration plans required under the regulations, and procedures for issuance of directives by the appropriate regulatory agency, among other matters. See Item 1 - "BUSINESS - Supervision and Regulation - Prompt Corrective Action."

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

The federal banking agencies have adopted a joint agency policy statement to provide guidance on managing interest rate risk. The statement indicates that the adequacy and effectiveness of a bank's interest rate risk management process and the level of its interest rate exposures are critical factors in the agencies' evaluation of the bank's capital adequacy. If a bank has material weaknesses in its risk management process or high levels of exposure relative to its capital, the agencies will direct it to take corrective action. Such directives may include recommendations or directions to raise additional capital, strengthen management expertise, improve management information and measurement systems, reduce levels of exposure or some combination of these actions.

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

The FDIC assigns each Bank Insurance Fund (BIF) member institution an annual FDIC assessment rate, summarized below (assessment figures are expressed in terms of cents per $100 in deposits):

Capital Category	Group A	Group B	Group C
Well capitalized Adequately capitalized Undercapitalized	0(1) 3 10	3 10 24	17 24 27

(1) Subject to a statutory minimum assessment of $2,000 per year (which also applies to all other assessment risk classifications).

At December 31, 2001, HBC's, HBEB's, HBSV's, and BLA's assessment rates were all equivalent to that of a well capitalized, group A institution.

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

In February 2000 the FDIC announced that it was refining the system by which it assesses the risks that are presented to the deposit insurance fund by certain financial institutions. The refinements are intended to identify institutions with a typically high-risk profiles from among those institutions in the best-rated premium category, and to determine whether there are unresolved supervisory concerns regarding the risk-management practices of those institutions. The FDIC is concerned about institutions that exhibit characteristics such as rapid asset growth (especially when concentrated in potentially risky, high-yielding lending areas), significant concentrations in high-risk assets, and recent changes in business mix. The FDIC has noted that although such institutions may be well-capitalized and exhibit good earnings when the economy is strong, they often experience deteriorating financial conditions when economic conditions are less favorable. As a result, institutions whose practices are determined to exhibit risky traits under the refined risk assessment system will be assessed higher insurance premiums. These rules are not expected to have a significant impact on the Banks.

Prompt Corrective Action

The FDIC has authority: (1) to request that an institution's primary regulatory agency take enforcement action against it based upon an examination by the FDIC or the agency, (2) if no action is taken within 60 days and the FDIC determines that the institution is in an unsafe or unsound condition or that failure to take the action will result in continuance of unsafe or unsound practices, to order the action against the institution, and (3) to exercise this enforcement authority under "exigent circumstances" merely upon notification to the institution's primary regulatory agency. This authority gives the FDIC the same enforcement powers with respect to any institution and its subsidiaries and affiliates as such institution's primary regulatory agency has with respect to those entities.

An undercapitalized institution is required to submit an acceptable capital restoration plan to its primary federal banking agency. The plan must specify (i) the steps the institution will take to become adequately capitalized, (ii) the capital levels to be attained each year, (iii) how the institution will comply with any regulatory sanctions then in effect against the institution, and (iv) the types and levels of activities in which the institution will engage. The banking agency may not accept a capital restoration plan unless the agency determines, among other things, that the plan "is based on realistic assumptions, and is likely to succeed in restoring the institution's capital" and "would not appreciably increase the risk . . . to which the institution is exposed." A requisite element of an acceptable capital restoration plan for an undercapitalized institution is a guaranty by its parent holding company that the institution will comply with such capital restoration plan. Liability with respect to this guaranty is limited to the lesser of (i) five percent of the institution's assets at the time when it became undercapitalized and (ii) the amount necessary to bring the institution into capital compliance with "all capital standards applicable to [it]" as of the time when the institution fails to comply with the plan. The guaranty liability is limited to companies controlling the undercapitalized institution and does not affect other affiliates. In the event of a bank holding Company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment over the claims of other creditors, including the holders of the company's long-term debt.

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

Not later than 90 days after an institution becomes critically undercapitalized, the appropriate federal banking agency for the institution must appoint a receiver or a conservator, unless the agency, with the concurrence of the FDIC, determines that the purposes of the prompt corrective action provisions would be better served by another course of action. Any alternative determination must be documented by the agency and reassessed on a periodic basis. Notwithstanding the foregoing, a receiver must be appointed after 270 days unless the FDIC determines that the institution has a positive net worth, is in compliance with a capital plan, is profitable or has a sustainable upward trend in earnings, and is reducing its ratio of non- performing loans to total loans, and the head of the appropriate federal banking agency and the chairperson of the FDIC certify that the institution is viable and not expected to fail.

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

Potential Enforcement Actions; Supervisory Agreements

Banks and their institution-affiliated parties may be subject to potential enforcement actions by the FRB, the FDIC or the Office of the Comptroller of the Currency (OCC) for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties, and removal and prohibition orders against institution- affiliated parties.

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

When conducting an examination of financial institutions such as the Banks, the agencies assess the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This record is taken into account in an agency's evaluation of an application for creation or relocation of domestic branches or for merger with another institution. Failure to address the credit needs of a bank's community may also result in the imposition of certain other regulatory sanctions, including a requirement that corrective action be taken.

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

The State Bank Parity Act eliminates certain disparities between California state chartered banks and federally chartered national banks by authorizing the Commissioner to address such disparities through a streamlined rulemaking process. The Commissioner has taken action pursuant to the Parity Act to authorize, among other matters, previously impermissible share repurchases by state banks, subject to the prior approval of the Commissioner.

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

State Bank Sales of Non-Deposit Investment and Insurance Products

Securities activities of state banks, as well as the activities of their subsidiaries and affiliates, are governed by guidelines and regulations issued by the securities and financial institution regulatory agencies. These agencies have taken the position that bank sales of alternative investment products, such as mutual funds and annuities, raise substantial bank safety and soundness concerns involving consumer confusion over the nature of the products offered, as well as the potential for mismanagement of sales programs which could expose a bank to liability under the antifraud provisions of federal securities laws.

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

Impact of Economic Conditions and Monetary Policies

The earnings and growth of the Company will be affected by general economic conditions, both domestic and international, and by the monetary and fiscal policies of the United States Government and its agencies, particularly the FRB. One function of the FRB is to regulate the national supply of bank credit in order to mitigate recessionary and inflationary pressures. In a series of reductions during 2001, the FRB reduced short-term interest rates by an aggregate total of 475 basis points. This decrease in short-term interest rates immediately affected the rates applicable to the majority of the Company's loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represent one of the Company's primary funding sources, these deposits tend to reprice more slowly than floating rate loans. The reduction in market rates of interest which took place during 2001, as well as any further reductions that may take place in the future, will continue to have a negative effect on the Company's net interest margin and net interest income. Among the instruments of monetary policy used to implement those objectives are open market transactions in United States Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements held by depository institutions. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. However, the effect, if any, of such policies on the future business and earnings of the Company cannot be accurately predicted.

Cross-Institution Assessments

Any insured depository institution owned by the Company can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by the Company.

Audit Requirements

Like all California state-chartered commercial banks, the Banks are required to have an annual independent audit and to prepare all financial statements in accordance with generally accepted accounting principles. The Banks are also required to have an independent audit committee comprised entirely of outside directors. Under National Association of Securities Dealers (NASD) on-time certifications, the Company has certified that the audit committee has adopted a formal written charter and meets the requisite number of directors, independence and qualification standards. The Company's stock is listed on Nasdaq.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies closely monitor an institution's compliance with consumer protection laws and regulations. The examination and enforcement activities conducted by these agencies are intense, and banks have been advised to focus on compliance with consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending has issued a policy statement on discrimination in home mortgage lending which describes three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Banks are subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Banks may incur additional compliance costs or be required to expend additional funds for investments in the local communities they serve.

USA PATRIOT Act

The terrorist attacks in September, 2001, have impacted the financial services industry and have already led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act").

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLAFATA").

IMLAFATA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced recordkeeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLAFATA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

Treasury regulations implementing the due diligence requirements must be issued no later than April 24, 2002. Whether or not regulations are adopted, IMLAFATA becomes effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

The Company will establish policies and procedures to ensure compliance with the IMLAFATA . As of the date of this filing, the Company has not determined the impact that IMLAFATA will have on Heritage's operations.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, the Banks and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. For example, from time to time consumer legislation has been proposed in Congress which would require banks to offer basic, low-cost financial services to meet minimum client needs. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Banks would be affected thereby.

 EMPLOYEES

At December 31, 2001, the Company employed 227 persons, primarily on a full-time basis. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other information contained in this report, the following risks may affect the Company. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Changes in market interest rates may adversely affect the Company's performance

The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and securities and borrowings. In a series of reductions during 2001, the Board of Governors of the Federal Reserve System reduced short-term interest rates by an aggregate total of 475 basis points. This decrease in short-term interest rates immediately affected the rates applicable to the majority of the Company's loans and investments. The decrease also impacted the Company's interest bearing liabilities, however, the timing of the repricing of the liabilities generally lagged the repricing of the loans and investments. Any further reductions that may take place in the future will continue to have a negative effect on the Company's net interest margin and net interest income.

Business focus and economic conditions in the San Francisco Bay Area could adversely affect the Company's operations

All of the Company's operations and vast majority of its customers are located in Bay Area, California. A deterioration in economic and business conditions in the Bay Area, particularly in the technology and real estate industries on which these areas depend, could have a material adverse impact on the quality of the Company's loan portfolio, the demand for the Company's products and services, which in turn may have a material adverse effect on the Company's result of operations. A downturn in the national economy might further exacerbate local economic conditions. During the past year, the availability of a sufficient supply of electrical power in California has been unreliable at times. In addition, recent events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The extent of the future impact of these events on economic and business conditions can't be predicted.

Competition may adversely affect the Company's performance

The banking and financial services business in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the accelerating pace of consolidation among financial services providers. The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Company is unable to accommodate a customer's needs, the Company seeks to have those services provided in whole or in part by its correspondent banks.

ITEM 2 - PROPERTIES

Heritage Bank of Commerce's main and executive offices and Heritage Commerce Corp's offices are located at 150 Almaden Boulevard in San Jose, California 95113 and at 101 Park Center Plaza Suite 300, in San Jose, California 95113. Heritage Bank East Bay's main office is located at 3077 Stevenson Boulevard in Fremont, California 94538 with a branch office located at 310 Hartz Road in Danville California 94526. Heritage Bank South Valley's main office is located at 18625 Sutter Boulevard in Morgan Hill with a branch office at 737 First Street in Gilroy, California 95020. Bank of Los Altos's main office is located at 4546 El Camino Real in Los Altos, California 94022 with branch offices located at 369 S. San Antion Road in Los Altos, California 94022 and at 175 El Camino Real in Mountain View, California 94040.

The main office at 150 Almaden Boulevard, San Jose, California, is leased under a non-cancelable operating lease with a non-affiliated third party with terms, including renewal options, ranging from 5 to 14 years. The primary operating area consists of approximately 13,500 square feet of space comprising the entire usable ground floor and a portion of the second floor of a 15-story class-A office building in downtown San Jose. This space also serves as the main office of HBC. The lease arrangement for the primary operating area is a "partial gross lease" for 15 years commencing June 8, 1996 and expiring February 28, 2010. The monthly rent under the lease for the first five-year term is $21,482. During the second five-year term the monthly rent increases to $25,535 and will increase to 95 percent of fair rental value starting from year eleven until the term expires. Provisions of the lease include the right to early termination after 120 months.

In addition, the Company leased approximately 1,255 square feet of space contiguous to the primary operating area for meetings, staff training and marketing events. The lease for this additional space commenced January 1, 1997 and expired December 31, 2001. The lease was extended in January 1, 2002 until June 30, 2002 on the same terms and conditions in effect under the original lease other than the monthly base rent which was increased to $4,516.

In August 1997, the Company leased an area on the second floor of Heritage's main office containing approximately 2,175 square feet of space. The monthly rent was $4,024 until May 31, 2001. From June 1, 2001 to May 31, 2006, the monthly rent increased to $4,785. The rent for the period from June 1, 2006 until the end of the lease will be 95 percent of fair rental value at that time. The lease for this additional space is coterminous with the original lease.

In June 1998, the Company leased space at 100 Park Center Plaza, Suite 300, consisting of approximately 5,623 square feet of space. The rent started at $11,527 for the first year and escalates to $12,651 for the last year of the lease. The lease will terminate on May 31, 2003.

In February 1998, Heritage leased space for HBEB's primary office at 3077 Stevenson Blvd., Fremont, California, consisting of 6,590 square feet of space in a stand-alone office building. The lease, which commenced February 1, 1998, is for a ten-year period expiring January 2008. The rent for the first twelve-month period is $13,180 per month, and the rent increases annually thereafter by 4%.

In March 1999, the Company entered into an agreement to lease 7,260 square feet of office space for HBSV's primary office in a one-story building consisting of 26,353 square feet, located at 18625 Sutter Boulevard in Morgan Hill, California. The commencement date of the lease was November 1, 1999 with monthly rent payments beginning at $11,447, subject to adjustments every 36 months thereafter based on the percentage increase in the consumer price index as defined in the lease agreement. The term of the lease is 15 years, expiring on October 31, 2014.

In September 1999, the Company entered into an agreement to sublease approximately 2,700 square feet of office space in a one-story multi-tenant building located at 310 Hartz Avenue in Danville, California in order to relocate HBEB's San Ramon office. The commencement date of the sublease was September 15, 1999, with monthly rent payments beginning at $7,025, subject to annual increases of 4%. The term of the sublease is approximately 7 1/2 years, expiring on December 31, 2007.

In April 2000, the Company leased the third floor of 150 Almaden Boulevard, San Jose, California consisting of 12,824 square feet. The lease will expire on February 28, 2010, coterminous with the lease for the main office. Rent payments, which will begin in October of 2000, will be $42,319 per months, subject to annual increase of 3%.

In August 2000, the Company leased space at 740 Front Street, Santa Cruz, California, consisting of 2,176 square feet. The lease, which commenced August 1, 2000, is for a five-year period, expiring July 31, 2005. The rent payments will be $4,026 per month, subject to annual increase of 8%.

In January 2001, the Company leased space for HBSV's Gilroy branch at 737 First Street, Gilroy, California, consisting of 2,200 square feet. The lease, which commenced January 1, 2001, is for a five-year period, expiring December 31, 2006, with an option to extend five more years. The rent payments for the first twelve-month period is $3,300 per month and it will increase annually thereafter with a minimum of 3% per annum and a maximum of 8% per annum.

In February 2002 Heritage Bank of Commerce renewed its lease for a loan production office located at 8788 Elk Grove Boulevard Building 3 in Elk Grove California 95624. The lease covers approximately 224 square feet and expires on January 31, 2003. The monthly rent payment for the space is $549.

In May 2001 Heritage Bank of Commerce renewed its lease for a loan production office located at 23 E. Beach Street Suite 212 in Watsonville, California 95076. The lease covers approximately 147 square feet and expires on April 30, 2002. The monthly rent payment for the space is $254.

In July 2001 Heritage Bank of Commerce entered into an agreement to lease space in an office building located at 4-C Williamsburg Lane in Chico, California 95926 to be used as a loan production office The lease covers approximately 275 square feet and expires on June 30, 2002. The monthly rent payment for the space is $275.

In October 2001 Heritage Bank of Commerce renewed its lease for a loan production office located at 285 W. Shaw Avenue Suite 204 in Fresno, California 93704. The lease covers approximately 336 square feet and expires on September 30, 2002. The monthly rent payment for the space is $436.

The main office for Bank of Los Altos is located at 4546 El Camino Real, Los Altos, California. The Bank executed the lease of approximately 7,900 square feet of space in April 1995, to expire in April 2005, with options to renew at that time. The lease calls for annual consumer price index adjustments between 2% and 5%. Current monthly rent at this facility is $14,296.

The San Antonio branch of BLA is located at 369 S. San Antonio Road, Los Altos, California. The lease covers approximately 3,500 square feet and has a ten year term from October 1998 through September 2008, with options to renew available at that time. Current monthly rent is $13,665 and increases 4% each year.

The Mountain View branch of BLA is located at 175 El Camino Real, Mountain View, California. The lease is for approximately 4,800 square feet and has a ten year term from August 1998 through July 2008, with options to renew available at that time. The lease calls for annual consumer price index adjustments between 3% and 6%. Current monthly rent is $13,185.

For additional information on operating leases and rent expense, refer to Note 10 of the Company's Consolidated Financial Statements, beginning on page F-1 of this Report on Form 10-K.

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

In addition to the above, the Company is involved in a number of legal actions arising from normal business activities. Management, based upon the advise of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

The information in the following table for 2001 and 2000 indicates the high and low bid prices for the Common Stock, based upon information provided by the Nasdaq National Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter	High	Low
Year ended December 31, 2001:
Fourth quarter	$ 8.00	$ 6.55
Third quarter	$ 8.50	$ 6.50
Second quarter	$ 9.38	$ 7.82
First quarter	$ 9.69	$ 7.75
Year ended December 31, 2000:
Fourth quarter	$ 10.25	$ 8.75
Third quarter	$ 11.34	$ 10.14
Second quarter	$ 11.66	$ 9.98
First quarter	$ 13.40	$ 10.83

As of March 19, 2002, there were approximately 1,100 holders of Common Stock. There are no other classes of common equity outstanding.

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

The Company distributed a 3 for 2 stock split on February 19, 1999 and a 10% stock dividend on February 21, 2000. All share and per share information has been retroactively adjusted for all stock splits and stock dividends.

MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

The Company has three special purpose entities "SPE's" which are consolidated into the Company's financial statements and were formed for the exclusive purpose of raising capital through the issuance of Mandatorily Redeemable Trust Preferred Securities. For financial reporting purposes, the Subordinated Debentures and related trust investments in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities are included in the consolidated balance sheet. Under applicable regulatory guidelines all of the Trust Preferred Securities currently qualify as Tier I capital.

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

Heritage Capital Statutory Trust I

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

Heritage Capital Statutory Trust II

Heritage Capital Statutory Trust II is a Delaware business trust formed by Heritage Commerce Corp for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities.

During the third quarter of 2001, Heritage Capital Statutory Trust II issued 5,000 Floating Rate Capital Securities, with a liquidation value of $1,000 per security to the Company for gross proceeds of $5,000,000. The entire proceeds of the issuance were invested by Heritage Capital Statutory Trust II in $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures, with identical maturity, repricing and payment terms as the Floating Rate Capital Securities (the "Subordinated Debentures") issued by the Company. The Subordinated Debentures represent the sole assets of Heritage Capital Statutory Trust II. The Subordinated Debentures mature on July 31, 2031, bear an initial interest rate of 7.29% (based on 3-month LIBOR plus 3.58%), the current interest rate is 5.75%, repricing and payable semi-annually, and are redeemable by the Company at a premium beginning on or after July 31, 2006 based on a percentage of the principal amount of the Subordinated Debentures as stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after July 31, 2011 with proper notification. The Floating Rate Capital Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on July 31, 2031. The Subordinated Debentures bear the same terms and interest rates as the Floating Rate Capital Securities.

Holders of the Floating Rate Capital Securities are entitled to cumulative cash distribution on the liquidation amount of $1,000 per security beginning on July 31, 2001 and ending on October 31, 2001 at an initial rate per annum of 7.29% and shall bear interest for each successive period beginning on (and including) October 31, 2001, and each succeeding Distribution Payment Date and ending at the next succeeding Distribution Payment Date at a rate per annum equal to the 3-month LIBOR, plus 3.58% (current interest rate 5.75%); provided, however, that prior to July 31, 2011, such annual rate shall not exceed 12.50%. The distributions on the Floating Rate Capital Securities are treated as interest expense in the consolidated income statements. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Floating Rate Capital Securities issued in the offering were sold in private transactions pursuant to an applicable exemptions from registration under the Securities Act of 1933, as amended. The Company has guaranteed on a subordinated basis, distributions and other payments due on the Floating Rate Capital Securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the Subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Floating Rate Capital Securities.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial data that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

SELECTED FINANCIAL DATA

                                                      AT AND FOR YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share    ---------------------------------------------------------------
amounts and ratios)                           2001         2000         1999         1998         1997
                                           -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT DATA:
  Interest income........................ $    65,370  $    67,921  $    45,418  $    38,193  $    24,533
  Interest expense.......................      24,366       25,101       15,398       12,048        7,071
                                           -----------  -----------  -----------  -----------  -----------
  Net interest income before provision
     for probable loan losses............      41,004       42,820       30,020       26,145       17,462
  Provision for probable loan losses.....       1,910        3,159        2,198        1,806        1,330
                                           -----------  -----------  -----------  -----------  -----------
  Net interest income after provision
     for probable loan losses............      39,094       39,661       27,822       24,339       16,132
  Noninterest income.....................       5,932        2,877        6,051        3,178        2,129
  Noninterest expenses...................      33,348       34,060       26,598       21,744       14,202
                                           -----------  -----------  -----------  -----------  -----------
  Income before income taxes.............      11,678        8,478        7,275        5,773        4,059
  Provision for income taxes.............       4,410        3,049        2,606        2,267        1,224
                                           -----------  -----------  -----------  -----------  -----------
  Net income............................. $     7,268  $     5,429  $     4,669  $     3,506  $     2,835
                                           ===========  ===========  ===========  ===========  ===========
PER SHARE DATA(1):
  Basic net income(2).................... $      0.66  $      0.51  $      0.47  $      0.39  $      0.34
  Diluted net income(3).................. $      0.64  $      0.49  $      0.43  $      0.35  $      0.31
  Book value(4).......................... $      6.71  $      6.01  $      5.81  $      4.45  $      3.74
  Weighted average number of shares
     outstanding - basic.................  11,082,157   10,607,584    9,885,036    8,990,769    8,399,174
  Weighted average number of shares
     outstanding - diluted...............  11,379,721   11,108,329   10,922,977    9,916,907    9,185,147
  Shares outstanding at period end.......  11,114,967   10,939,124    9,737,739    9,433,773    8,406,121

BALANCE SHEET DATA:
  Investment securities.................. $   106,810  $   110,802  $    74,819  $   127,217  $   118,988
  Net loans..............................     621,763      601,130      394,729      332,862      194,076
  Allowance for probable loan losses.....      11,154        9,651        6,511        5,069        3,270
  Total assets...........................     912,730      846,224      677,233      581,404      394,122
  Total deposits.........................     807,908      738,186      601,420      509,916      355,728
  Other borrowed funds...................          --       18,000       12,000       22,500        3,500
  Trust preferred securities.............      19,000       14,000           --           --           --
  Total shareholders' equity.............      74,574       65,733       56,544       41,991       31,474

SELECTED PERFORMANCE RATIOS:
  Return on average assets(5)............        0.84%       0.70%       0.79%       0.74%       0.91%
  Return on average equity...............       10.23%       9.07%       9.68%       9.60%       9.58%
  Net interest margin....................        5.04%       5.95%       5.56%       6.03%       6.10%
  Efficiency.............................       71.05%      74.53%      73.74%      74.15%      72.49%
  Average net loans as a percentage
     of average deposits.................       78.21%      75.44%      71.88%      62.35%      58.28%
  Average total shareholders' equity as a
     percentage of average total assets..        8.18%       7.69%       8.15%       7.68%       9.46%

SELECTED ASSET QUALITY RATIOS(6):
  Net loan charge-offs to average loans..          -- %         -- %       0.20%         -- %       0.14%
  Allowance for loan losses to total loan        1.76%       1.58%       1.62%       1.50%       1.66%

CAPITAL RATIOS(7):
  Tier 1 risk-based......................        11.8%       10.5%       11.3%        9.4%       13.4%
  Total risk-based.......................        13.0%       11.7%       12.5%       10.5%       14.7%
  Leverage...............................        10.2%        9.3%        8.5%        7.3%        8.3%

Notes:

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

  Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more, restructured loans, and other real estate owned. As of December 31, 2001 and 2000, the Company had no nonperforming assets. As of December 31, 1999, the Company had $1,402,000 in nonperforming assets. As of December 31, 1998, the Company had $1,354,000 in nonperforming assets. As of December 31, 1997, the Company had no nonperforming assets.

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

Critical Accounting Policies

General

Heritage Commerce Corp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, the Company uses the discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment spreads could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to the Company's financial results. The Company used historical loss factors as one factor in determining the inherent loss that may be present in the Company's loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that the Company used are related to the expected useful lives of the Company's depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact the Company's transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the loss incurred in the future. However, since this history is updated with the most recent loss information, the errors that might otherwise occur are mitigated. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses within this section on page 37.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the year ended December 31, 2001, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corrresponding decrease in the value of the I/O strip receivable would also be expected .

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 2001, consolidated net income was $7,268,000, or $0.64 per diluted share compared to $5,429,000, or $0.49 per diluted share and $4,669,000, or $0.43 per diluted share for the years ended December 31, 2000 and 1999, respectively. The increase in 2001 over 2000 was primarily a result of the growth in the level of earning assets, funded by new deposits and the gains on sales of SBA loans and securities offset by the effects of the declining interest rate environment. The increase in 2000 over 1999 was primarily attributable to the mix and the growth in earning assets funded by new deposits at favorable rates as well as the improvements in the Company's mix of earning assets in favor of higher yielding assets, such as loans.

Average interest earning assets for 2001 were up 13% over 2000. The increase was primarily attributable to growth in loans, which had higher yields than other interest earning assets. The average rate on interest earning assets decreased to 8.04% in 2001 from 9.43% in 2000 and 8.40% in 1999 as a result of the decline in the short term interest rates in 2001, reflecting the FRB's eleven reductions in short term interest rates totaling 475 basis points. Average interest bearing liabilities for 2001 were up 12% over 2000, with the increase primarily attributable to growth in interest bearing demand deposits, and time and brokered deposits. The Company's average rate paid on interest bearing liabilities decreased to 4.12% in 2001 from 4.75% in 2000, reflective of the declining interest rate environment in 2001 and the timing of the Company's repricing of its interest bearing deposits, and was 3.88% in 1999. As a result, net interest margin decreased to 5.04% in 2001, compared to 5.95% in 2000 and 5.56% in 1999.

Total noninterest income was $5,932,000 in 2001, compared to $2,877,000 in 2000, and $6,051,000 in 1999. The primary components of noninterest income in 2001 included $1,758,000 in gains on sales of SBA loans, $732,000 in gains on sales of securities, $1,029,000 in other investments, primarily due to the increase in the cash surrender value of Corporate Owned Life Insurance and $967,000 in service charges and other fees. Noninterest income in 2000 included $716,000 in service charges and other fees, and the $778,000 increase in the cash surrender value of Corporate Owned Life Insurance. Noninterest income in 1999 included $560,000 in service charges and fees, $429,000 in other investment income, servicing income of $1,903,000, primarily from $1,576,000 in revenue from the origination of credit cards for an unaffiliated financial institution, and a $969,000 gain on sale of securities. The credit card origination agreement terminated in 1999 and was not renewed. The Company, as a policyholder of a life assurance company, received a one-time pre-tax gain of $530,000 in 1999 as a result of the demutualization of that company.

Total noninterest expense was $33,348,000 in 2001, compared to $34,060,000 in 2000, and $26,598,000 in 1999. The decrease in pretax merger-related expenses for the merger with Western Holdings Bancorp of $3,164,000 in 2001 as compared to 2000, was offset by increases in salaries and benefits of $1,993,000, increase in occupancy and equipment expenses of $572,000, and increase in advertising and promotion expenses, loan origination costs, stationery and supplies in support of the overall growth in the Company. The increase in 2000 over 1999 was primarily in salaries and benefits, up $2,293,000, as a result of the payment of severance costs related to a change in management and an increase in the number of employees to support the growth of the Company.

Total assets as of December 31, 2001 were $912,730,000, an increase of $66,506,000, or 8%, from $846,224,000 as of December 31, 2000. Total deposits as of December 31, 2001 were $807,908,000, an increase of $69,722,000, or 9%, from $738,186,000 as of December 31, 2000.

Total portfolio loans as of December 31, 2001 were $632,917,000, an increase of $22,136,000, or 4%, compared to $610,781,000 as of December 31, 2000. The Company's allowance for probable loan losses was $11,154,000, or 1.76%, of total loans as of December 31, 2001, compared to $9,651,000, or 1.58%, of total loans at December 31, 2000.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, troubled debt restructuring and other real estate owned. As of December 31, 2001 and 2000 the Company had no nonperforming assets. As of December 31, 1999, nonperforming assets were $1,402,000.

The Company's shareholders' equity at December 31, 2001 was $74,574,000 compared with $65,733,000 as of December 31, 2000, a 13% increase, which reflects net earnings of $7,268,000 in 2001, the proceeds from exercise of stock options and the increase in the unrealized gain on securities available-for-sale. Book value per share increased 12% to $6.71 as of December 31, 2001, compared to $6.01 as of December 31, 2000. The Company's leverage capital ratio increased to 10.2% at December 31, 2001, from 9.3% at December 31, 2000 and 8.5% at December 31, 1999, primarily due to the growth in the shareholders' equity and the additional Tier I capital from the $5.0 million of trust preferred securities issued in 2001.

Return on average equity for the year ended December 31, 2001 was 10.23%, compared to 9.07% for 2000 and 9.68% for 1999. The increase in 2001 over 2000 was the result of the increase in earnings. The decrease in 2000 from 1999 was primarily due to the effect of the $2.0 million in merger-related costs, net of tax. Return on average assets in 2001 increased to 0.84% from 0.70% in 2000. Return on average assets was 0.79% in 1999.

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net yield on average interest earning assets for the periods indicated. Average balances are based on daily averages.

                                                                           Year Ended December 31,
                                     -----------------------------------------------------------------------------------------------------
                                                   2001                              2000                               1999
                                     --------------------------------  ---------------------------------  --------------------------------
                                                 Interest    Average               Interest     Average               Interest    Average
                                      Average     Income/    Yield/     Average     Income/     Yield/     Average     Income/    Yield/
(Dollars in thousands)                Balance     Expense     Rate      Balance     Expense      Rate      Balance     Expense     Rate
-----------------------------------  ----------  ---------  ---------  ----------  ---------   ---------  ----------  ---------  ---------
ASSETS:
Loans, gross(1).................... $  645,632  $  57,518       8.91% $  537,317  $  56,709       10.55% $  380,686  $  36,742       9.66%
Investment securities(2)...........     96,340      5,269       5.47%    101,211      6,188        6.12%     93,271      5,305       5.69%
Interest bearing deposits in banks...    5,094        157       3.08%      1,330         66        4.97%         --         --         --
Federal funds sold.................     66,490      2,426       3.65%     80,073      4,958        6.19%     66,937      3,371       5.04%
                                     ----------  ---------             ----------  ---------              ----------  ---------
   Total interest earning assets...    813,556     65,370       8.04%    719,931     67,921        9.43%    540,894     45,418       8.40%
                                                 ---------                         ---------                          ---------
Cash and due from banks............     28,795                            35,429                             25,520
Premises and equipment, net........      6,024                             6,803                              6,723
Other assets.......................     20,249                            17,026                             18,864
                                     ----------                        ----------                         ----------
   Total assets.................... $  868,624                        $  779,189                         $  592,001
                                     ==========                        ==========                         ==========
LIABILITIES AND SHAREHOLDERS'
EQUITY:
Deposits:
Demand, interest bearing........... $   69,634  $   1,099       1.58% $   55,616  $   1,014        1.82% $   39,996  $     717       1.79%
Savings and money-market...........    227,344      7,014       3.09%    228,336      9,496        4.16%    186,112      6,107       3.28%
Time deposits, under $100..........     78,910      4,237       5.37%     73,058      4,273        5.85%     58,423      2,969       5.08%
Time deposits, $100 and over.......    166,268      8,606       5.18%    151,275      8,701        5.75%     86,963      4,201       4.83%
Brokered deposits..................     30,843      1,641       5.32%     10,544        690        6.55%      8,812        508       5.76%
Other borrowings...................     18,545      1,769       9.54%      9,617        927        9.64%     16,893        896       5.30%
                                     ----------  ---------             ----------  ---------              ----------  ---------
   Total interest bearing
     liabilities...................    591,544     24,366       4.12%    528,446     25,101        4.75%    397,199     15,398       3.88%
                                                 ---------                         ---------                          ---------
Demand deposits....................    204,114                           183,422                            141,250
Other liabilities..................      1,910                             7,433                              5,295
                                     ----------                        ----------                         ----------
   Total liabilities...............    797,568                           719,301                            543,744
Shareholders' equity...............     71,056                            59,888                             48,257
                                     ----------                        ----------                         ----------
   Total liabilities and
      shareholders' equity......... $  868,624                        $  779,189                         $  592,001
                                     ==========                        ==========                         ==========
Net interest income / margin.......             $  41,004       5.04%             $  42,820        5.95%             $  30,020       5.56%
                                                 =========                         =========                          =========

(1) Yields and amounts earned on loans include loan fees of $4,532,000, $4,065,000 and $2,819,000 for the years ended December 31, 2001, 2000 and 1999. Nonaccrual loans of zero for the years ended December 31, 2001 and 2000, and $1,402,000 for the year ended December 31, 1999 are included in the average balance calculations above.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis and does not include a fair value adjustment.

Net interest income for the year ended December 31, 2001 decreased $1,816,000, or 4.2%, to $41,004,000, compared to $42,820,000 reported for 2000. Net interest income for 2000 increased $12,800,000, or 43%, from $30,020,000 reported for 1999. The decrease in 2001 from 2000 occurred primarily as a result of the reductions in short term interest rates during 2001. This decrease in short term interest rates immediately affected the rates applicable to the majority of the Company's loans, however the Company's ability to reprice its interest earning liabilities lagged the repricing of its interest earning assets. The decline in net interest income in 2000 was mitigated by the overall increase in volume of the loan portfolios which contributed $5,769,000 to net interest income, however the decline in overall rates resulted in a decrease in net interest income of $7,585,000.

The Company's average interest earning assets were up $93,625,000, or 13%, in 2001 to $813,556,000 from $719,931,000 for 2000. The Company's average interest bearing liabilities were up $63,098,000, or 12%, in 2001 to $591,544,000 from $528,446,000 for 2000. The increase in 2000 over 1999 net interest income was primarily a result of the growth that occurred in earning assets augmented by the overall increase in yields, funded by the increases in deposits. The Company's average interest earning assets were up $179,037,000, or 33%, in 2000 from the average of $540,894,000 for 1999. The net yield on interest earning assets in 2001 was 8.04%, compared to 9.43% in 2000, and 8.40% in 1999.

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

                                                          Years Ended December 31,
                                     -------------------------------------------------------------------
                                            2001 versus 2000                  2000 versus 1999
                                     --------------------------------  ---------------------------------
                                           Increase (Decrease) Due           Increase (Decrease) Due
                                                to Change In:                     to Change In:
                                     --------------------------------  ---------------------- ----------
                                      Average     Average      Net      Average     Average       Net
(Dollars in thousands)                 Volume      Rate      Change      Volume      Rate       Change
                                     ----------  ---------  ---------  ----------  ---------   ---------
INTEREST EARNING ASSETS:
  Loans, gross..................... $    9,650  $  (8,841) $     809  $   16,531  $   3,436   $  19,967
  Investment securities............       (266)      (653)      (919)        499        384         883
  Interest bearing deposits in banks       116        (25)        91          66         --          66
  Federal funds sold...............       (496)    (2,036)    (2,532)        813        774       1,587
                                     ----------  ---------  ---------  ----------  ---------   ---------
Total interest earning assets...... $    9,004  $ (11,555) $  (2,551) $   17,909  $   4,594   $  22,503
                                     ----------  ---------  ---------  ----------  ---------   ---------
INTEREST BEARING LIABILITIES:
  Demand, interest bearing......... $      221  $    (136) $      85  $      285  $      12   $     297
  Savings and money-market.........        (31)    (2,451)    (2,482)      1,756      1,633       3,389
  Time deposits, under $100........        314       (350)       (36)        856        447       1,303
  Time deposits, $100 and over.....        776       (871)       (95)      3,699        802       4,501
  Brokered deposits................      1,080       (129)       951         113         69         182
  Other borrowings.................        875        (33)       842        (702)       733          31
                                     ----------  ---------  ---------  ----------  ---------   ---------
Total interest bearing liabilities. $    3,235  $  (3,970) $    (735) $    6,007  $   3,696   $   9,703
                                     ----------  ---------  ---------  ----------  ---------   ---------
Net interest income................ $    5,769  $  (7,585) $  (1,816) $   11,902  $     898   $  12,800
                                     ==========  =========  =========  ==========  =========   =========

PROVISION FOR PROBABLE LOAN LOSSES

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

For 2001, the provision for probable loan losses was $1,910,000, compared to $3,159,000 for 2000 and $2,198,000 for 1999. The allowance for probable loan losses represented 1.76%, 1.58%, and 1.62% of total loans at December 31, 2001, 2000, and 1999, respectively. See "Allowance for Probable Loan Losses" on page 37 for additional information.

NONINTEREST INCOME

The following table sets forth the various components of the Company's noninterest income:

                                                                                   Increase (Decrease)
                                                                       ---------------------------------------------
                                          Years Ended December 31,       2001 versus 2000        2000 versus 1999
                                     --------------------------------  ---------------------   ---------------------
(Dollars in thousands)                  2001       2000       1999       Amount     Percent     Amount     Percent
                                     ----------  ---------  ---------  ----------  ---------   ---------  ----------
Gain on sale of loans.............. $    1,758  $      --  $     262  $    1,758         -- % $    (262)       (100)%
Other investments..................      1,029        778        429         251         32%       349          81%
Service charges and other fees.....        967        716        560         251         35%       156          28%
Gain on sale of securities                                                    --
  available-for-sale...............        732         44        969         688      1,564%      (925)        (95)%
Servicing income...................        356        236      1,903         120         51%    (1,667)        (88)%
Gain on sale of Internet credit                                               --
   card portfolio..................         --         60        289         (60)      (100)%      (229)        (79)%
Gain on sale of shares of                                                     --
  demutualized  life assurance                                                --
  company..........................         --         47        530         (47)      (100)%      (483)        (91)%
Gain on sale of deposits...........         --         16        240         (16)      (100)%      (224)        (93)%
Other income.......................      1,090        980        869         110         11%       111          13%
                                     ----------  ---------  ---------  ----------              ---------
Total.............................. $    5,932  $   2,877  $   6,051  $    3,055        106% $  (3,174)        (52)%
                                     ==========  =========  =========  ==========              =========

Noninterest income for the year ended December 31, 2001 was $5,932,000, compared to $2,877,000 for 2000 and $6,051,000 for 1999. The increase in 2001 was primarily due to increased sales of SBA loans resulting in gains of $1,758,000 and to an increase in gains on sales of securities in the amount of $688,000, compared to the same period in 2000. The increased sales of SBA loans were attributable to the strategic focus in 2001 on increasing SBA origination and to take advantage of the favorable market conditions for sales of the guaranteed portions. The interest rate environment in 2001 provided the opportunity for the Company to realize gains on the sale of loans and securities. The increases in service charges and fees of $251,000, was primarily the result of an increase in activity resulting from the growth of the Company. The increases in other investment income of $251,000 was primarily the result of increases in the cash surrender value of the Corporate Owned Life Insurance policies, which provides a funding source for the Company's Supplemental Executive Retirement Plan. The decrease in 2000 from 1999 was primarily due to $1,576,000 in servicing income from the origination of credit cards for an unaffiliated financial institution in 1999, which was terminated in 1999, and a $969,000 gain on sale of securities available-for-sale recognized in 1999, compared to a $44,000 gain on sale of securities available-for-sale recognized in 2000. The decrease in gain on sale of loans of $262,000 was primarily due to the decrease in the level of sales of SBA loans in 2000, compared to 1999. The Company also received a one-time pre-tax gain of $530,000 in 1999 as a result of the demutualization of a life assurance company compared to a $47,000 gain in 2000. The increase in other investment income in 2000 of $349,000 was primarily due to the increase in the cash surrender value of the Corporate Owned Life Insurance policies.

NONINTEREST EXPENSES

The following table sets forth the various components of the Company's noninterest expenses:

                                                                                   Increase (Decrease)
                                                                       ---------------------------------------------
                                          Years Ended December 31,       2001 versus 2000        2000 versus 1999
                                     --------------------------------  ---------------------   ---------------------
(Dollars in thousands)                  2001       2000       1999       Amount     Percent     Amount     Percent
                                     ----------  ---------  ---------  ----------  ---------   ---------  ----------
Salaries and benefits.............. $   18,120  $  16,127  $  13,834  $    1,993         12% $   2,293          17%
Occupancy..........................      2,847      2,399      2,034         448         19%       365          18%
Client services....................      1,889      1,839      1,527          50          3%       312          20%
Furniture and equipment............      1,453      1,329      1,350         124          9%       (21)         (2)%
Professional fees..................      1,447      1,861      1,659        (414)       (22)%       202          12%
Loan origination costs.............      1,335      1,011        539         324         32%       472          88%
Advertising and promotion..........      1,116      1,029      1,113          87          8%       (84)         (8)%
Stationery & supplies..............        489        388        300         101         26%        88          29%
Telephone .........................        358        359        208          (1)        (0)%       151          73%
Merger-related costs...............         --      3,164         --      (3,164)      (100)%     3,164          -- %
Other..............................      4,294      4,554      4,034        (260)        (6)%       520          13%
                                     ----------  ---------  ---------  ----------              ---------
Total.............................. $   33,348  $  34,060  $  26,598  $     (712)        (2)% $   7,462          28%
                                     ==========  =========  =========  ==========              =========

The following table indicates the percentage of noninterest expenses in each category:

                                                            Years Ended December 31,
                                     -------------------------------------------------------------------
                                               2001                  2000                   1999
                                     ---------------------  ---------------------  ---------------------
                                                   % of                  % of                    % of
                                       Amount      Total     Amount      Total      Amount       Total
                                     ----------  ---------  ---------  ----------  ---------   ---------
Salaries and benefits.............. $   18,120         54% $  16,127          47% $  13,834          52%
Occupancy..........................      2,847          9%     2,399           7%     2,034           8%
Client services....................      1,889          6%     1,839           5%     1,527           6%
Furniture and equipment............      1,453          4%     1,329           4%     1,350           5%
Professional fees..................      1,447          4%     1,861           5%     1,659           6%
Loan origination costs.............      1,335          4%     1,011           3%       539           2%
Advertising and promotion..........      1,116          3%     1,029           3%     1,113           4%
Stationery & supplies..............        489          1%       388           1%       300           1%
Telephone..........................        358          1%       359           1%       208           1%
Merger-related costs...............         --         --      3,164           9%        --          --
Other..............................      4,294         14%     4,554          15%     4,034          15%
                                     ----------  ---------  ---------  ----------  ---------   ---------
Total.............................. $   33,348        100% $  34,060         100% $  26,598         100%
                                     ==========  =========  =========  ==========  =========   =========

Noninterest expenses for the year ended December 31, 2001 were $33,348,000, a decrease of $712,000, or 2%, from $34,060,000 for the year ended December 31, 2000, which was up $7,462,000, or 28%, from $26,598,000 for the year ended December 31, 1999.

The most significant change in 2001 over 2000 was the decrease in pretax merger-related expenses due to the merger with Western Holdings Bancorp in 2000 of $3,164,000. This decrease was offset by increases in salaries and benefits of $1,993,000, primarily due to normal merit increases and increase in the number of employees in 2001. The Company employed 227 people at December 31, 2001, up 11 from 216 employees at December 31, 2000 and 203 employees at December 31, 1999. There was an increase in occupancy and equipment expenses of $572,000 and increases in advertising and promotion expenses of $87,000, loan origination costs of $324,000, stationery and supplies of $101,000 in support of the overall growth of the Company and the addition of new facilities. In 2001 professional fees decreased $414,000 as a result of certain projects completed in 2000, which were not necessary in 2001. The increase in 2000 over 1999 was primarily in salaries and benefits, up $2,293,000, as a result of the payment of severance costs related to a change in management and an increase in the number of employees. The increase in occupancy expenses, professional fees and client services in 2000 were to support the growth of the Company.

PROVISION FOR INCOME TAXES

The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.

The provision for income taxes was $4,410,000, $3,049,000, $2,606,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company's effective tax rates were 37.8%, 36.0%, and 35.8% for the years ended December 31, 2001, 2000, and 1999, respectively. The effective tax rates are lower than the statutory rate of 42% primarily due to the Company purchasing additional corporate owned life insurance policies on executive officers of the Company and changes in the level of investments in municipal securities in 2001.

FINANCIAL CONDITION

At December 31, 2001, the Company's total assets were $912,730,000, an increase of 8% from $846,224,000 at December 31, 2000. Total portfolio loans were $632,917,000, an increase of 4% from December 31, 2000, and total deposits were $807,908,000, an increase of 9% from December 31, 2000. The above reflects the continued strong internal growth of the Company.

SECURITIES PORTFOLIO

The following table sets forth the carrying value of investment securities at the dates indicated:

                                                       Years Ended December 31,
                                                  -------------------------------
(Dollars in thousands)                              2001       2000       1999
                                                  ---------  ---------  ---------
Securities available-for-sale (at fair value)
U.S. Treasury................................... $   3,593  $   8,524  $  11,501
U.S. Government Agencies........................    53,762     48,202     21,466
Mortgage-backed securities......................    22,839     18,870     10,001
Municipals-tax exempt...........................     9,273     14,297      7,877
Corporate bonds...................................   2,067         --         --
Other debt securities...........................        --      1,001        977
                                                  ---------  ---------  ---------
   Total securities available-for-sale.......... $  91,534  $  90,894  $  51,822
                                                  =========  =========  =========
Securities held-to-maturity (at amortized cost)
Mortgage-backed securities...................... $   4,381  $   5,783  $   6,760
CMOs............................................       893      2,215      2,403
Municipals......................................    10,002     11,910     13,834
                                                  ---------  ---------  ---------
     Total securities held-to-maturity.......... $  15,276  $  19,908  $  22,997
                                                  =========  =========  =========

The following table summarizes the amounts and distribution of the Company's investment securities and the weighted average yields as of December 31, 2001:

                                                                December 31, 2001
                             --------------------------------------------------------------------------------------------
                                                                   Maturity
                             --------------------------------------------------------------------------------------------
                                                 After One Year    After Five Years
                                                    and Within         and Within
                             Within One Year        Five Years        Ten Years       After Ten Years          Total
                             ----------------   ----------------   ----------------   ----------------   ----------------
(Dollars in thousands)        Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield
                             -------- -------   -------- -------   -------- -------   -------- -------   -------- -------
Securities available-for-sale:
 U.S. treasury............. $  3,593    3.10% $     --      -- % $     --      -- % $     --      -- % $  3,593    3.10%
 U.S. Government Agencies..    4,591    5.87%   49,171    4.73%       --      -- %       --      -- %   53,762    4.83%
 Mortgage-backed securities       --      -- %       --      -- %       --      -- %   22,839    5.83%   22,839    5.83%
 Municipals-tax exempt.....    2,194    6.24%    3,606    6.31%    3,473    6.95%       --      -- %    9,273    6.53%
 Corporate bonds.............     --      -- %    2,067    4.48%       --      -- %       --      -- %    2,067    4.48%
                             --------           --------           --------           --------           --------
   Total available-for-sale   10,378    4.99%   54,844    4.82%    3,473    6.95%   22,839    5.83%   91,534    5.17%
                             --------           --------           --------           --------           --------
Securities held-to-maturity:
 Mortgage-backed securities       --      -- %    4,381    6.35%       --      -- %       --      -- %    4,381    6.35%
 CMOs......................      893    6.14%       --      -- %       --      -- %       --      -- %      893    6.14%
 Municipals - taxable......    1,003    6.47%    1,594    6.60%       --      -- %       --      -- %    2,597    6.55%
 Municipals - tax exempt...       --      -- %    3,285    6.72%    4,120    6.67%       --      -- %    7,405    6.74%
                             --------           --------           --------           --------           --------
  Total held-to-maturity...    1,896    6.13%    9,260    6.52%    4,120    6.67%       --      -- %   15,276    6.56%
                             --------           --------           --------           --------           --------
  Total securities......... $ 12,274    5.19% $ 64,104    5.07% $  7,593    6.85% $ 22,839    5.83% $106,810    5.37%
                             ========           ========           ========           ========           ========

Note: Yields on tax exempt municipal securities are not presented on a fully tax equivalent basis.

As of December 31, 2001, the only securities held by the Company where the aggregate book value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of U.S. government agencies.

Securities are pledged to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) or of other funds such as bankruptcy trustee deposits. Securities with amortized cost of $20,250,000 and $22,884,000 as of December 31, 2001 and 2000 were pledged to secure public and certain other deposits as required by law or contract.

LOANS

Total portfolio loans grew to $632,917,000 at December 31, 2001, up 4% from $610,781,000 at December 31, 2000, adding to the increase of 52% from $401,240,000 at December 31, 1999. The Company's allowance for loan losses was $11,154,000, or 1.76% of total loans, as of December 31, 2001, as compared to $9,651,000, or 1.58% of total loans, at December 31, 2000, and $6,511,000, or 1.62% of total loans, at December 31, 1999. As of December 31, 2001 and 2000 the Company had no nonperforming assets. As of December 31, 1999, nonperforming assets were $1,402,000.

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

The following table presents the Company's loans outstanding at year-end by loan type:

                                                                       December 31,
                               ---------------------------------------------------------------------------------------------
                                          % of               % of               % of               % of               % of
(Dollars in thousands)           2001     Total     2000     Total     1999     Total     1998     Total     1997     Total
                               --------- -------  --------- -------  --------- -------  --------- -------  --------- -------
Commercial................... $ 208,713      33% $ 200,846      33% $ 141,101      35% $  95,587      28% $  69,060      35%
Real estate - mortgage.......   246,119      39%   230,468      38%   153,518      38%   100,870      30%    66,363      34%
Real estate - land and
 construction................   174,077      27%   171,325      28%    96,868      24%    86,102      25%    57,019      29%
Consumer.....................     3,833       1%     8,172       1%    10,048       3%    55,656      17%     5,307       2%
                               --------- -------  --------- -------  --------- -------  --------- -------  --------- -------
Total loans..................   632,742     100%   610,811     100%   401,535     100%   338,215     100%   197,749     100%
Deferred loan costs (fees)...       175                (30)              (295)              (284)              (403)
Allowance for loan losses....   (11,154)            (9,651)            (6,511)            (5,069)            (3,270)
                               ---------          ---------          ---------          ---------          ---------
Loans, net................... $ 621,763          $ 601,130          $ 394,729          $ 332,862          $ 194,076
                               =========          =========          =========          =========          =========

The change in the Company's loan portfolio is primarily due to the increase in the commercial and real estate loan portfolio offset by a decline in consumer loans resulting from the reduction in installment loans mainly due to increased competition in the business and the normal maturation of these loans, and the sale of the Internet credit card portfolio in 1999. The increase in the commercial and real estate loan portfolios is due to the Company's continued expansion and focus on originating these types of loans.

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

The Company is an active participant in the Small Business Administration (SBA) and California guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Loan Program. The Company regularly makes SBA-guaranteed loans and considers such loans to be investment loans; however, the guaranteed portion of these loans may be sold in the secondary market depending on market conditions and, once it is determined they will be sold, are classified as held for sale and carried at the lower of cost or market. In the event of the sale of a guaranteed portion SBA loan, the Company retains the servicing rights for the sold portion. As of December 31, 2001, 2000 and 1999, $50.7 million, $12.3 million and $14.5 million, respectively, in SBA loans were serviced by the Company for others.

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

With certain exceptions, the Banks are permitted to make extensions of its credit to any one borrowing entity up to 15% of the Banks' capital and reserves for unsecured loans and up to 25% of the Banks' capital and reserves for secured loans. For HBC these lending limits were $7.9 million and $13.1 million at December 31, 2001. For HBEB these lending limits were $1.9 million and $3.1 million at December 31, 2001. For HBSV these lending limits were $1.2 million and $1.9 million at December 31, 2001. For BLA these lending limits were $3.8 million and $6.4 million at December 31, 2001.

The Company does not have any concentrations in its loan portfolio by industry or group of industries, however, 66% of its net loans were secured by real property as of December 31, 2001 and 2000. This is attributed to a strong local real estate market and the Company's continued focus on these types of lending.

The following table presents the maturity distribution of the Company's loans as of December 31, 2001. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 2001, approximately 90% of the Company's loan portfolio consisted of floating interest rate loans.

                                                          Over One
                                                Due in    Year But
                                               One Year   Less Than    Over
(Dollars in thousands)                          or Less   Five Years Five Years   Total
---------------------------------------------  ---------  ---------  ---------  ---------
Commercial................................... $ 196,442  $  10,337  $   1,934  $ 208,713
Real estate - mortgage.......................   147,209     87,426     11,484    246,119
Real estate - land and construction..........   174,077         --         --    174,077
Consumer.....................................     3,289        544         --      3,833
                                               ---------  ---------  ---------  ---------
     Total loans.............................   521,017     98,307     13,418    632,742
                                               =========  =========  =========  =========

Loans with variable interest rates...........   506,065     60,133      2,351    568,549
Loans with fixed interest rates..............    14,952     38,174     11,067     64,193
                                               ---------  ---------  ---------  ---------
     Total loans............................. $ 521,017  $  98,307  $  13,418  $ 632,742
                                               =========  =========  =========  =========

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

Commitments to extend credit as of December 31, were as follows:

(Dollars in thousands)                                    2001        2000
                                                       ----------  ----------
Commitments to extend credit......................... $  275,796  $  351,401
Standby letters of credit............................      2,526       6,792
                                                       ----------  ----------
                                                      $  278,322  $  358,193
                                                       ==========  ==========

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

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings and other real estate owned. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Banks have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related underlying defaulted loans. The following table shows non-performing assets at the dates indicated:

                                                                     December 31,
                                               -----------------------------------------------------
(Dollars in thousands)                           2001       2000       1999       1998       1997
                                               ---------  ---------  ---------  ---------  ---------
Nonaccrual loans............................. $      --  $      --  $   1,402  $   1,354  $      61
Loans 90 days past due and still accruing....        --         --         --         --         --
Restructured loans...........................                   --         --         --         --
                                               ---------  ---------  ---------  ---------  ---------
   Total nonperforming loans.................        --         --      1,402      1,354         61
Foreclosed assets............................        --         --         --         --         --
                                               ---------  ---------  ---------  ---------  ---------
   Total nonperforming assets................ $      --  $      --  $   1,402  $   1,354  $      61
                                               =========  =========  =========  =========  =========
Nonperforming assets as a percentage of
    period end loans plus foreclosed assets..        --         --       0.35%      0.40%      0.03%

As of December 31, 2001and 2000, the Company had no loans on nonaccrual status, no loans past due 90 days or more and still accruing interest, and no impaired loans. As of December 31, 1999, the Company had $1,402,000 in loans on nonaccrual status, no significant loans past due 90 days or more and still accruing interest, and no impaired loans. For the year ended December 31, 2001 and 2000, the Company did not have any foregone interest income on nonaccrual loans. For the year ended December 31, 1999, the Company had foregone $63,000 of interest income on nonaccrual loans. The Company did not recognize any interest income for cash payments received on nonaccrual loans in 2001, 2000, or 1999.

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

At December 31, 2001, the principal balance of classified loans was $14,594,000. These loans constituted 2% of total loans and 17% of capital and reserves at that date. As of December 31, 2000, the principal balance of classified loans was $5,632,000. These loans constituted 1% of total loans and 7% of capital and reserves as of that date. As of December 31, 1999, classified loans were $5,728,000. These loans constituted 1% of total loans and 9% of capital and reserves as of that date. Other than those loans already classified at December 31, 2001, the Company has not identified any other potential problem loans, which would result in these loans being included as non-performing or classified loans at a future date.

ALLOWANCE FOR PROBABLE LOAN LOSSES

It is the policy of management to maintain the allowance for probable loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. Also, continued problems in the distribution of energy may effect the local market. Finally, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. See "Provision for probable loan losses" on page 29.

The following table summarizes the Company's loan loss experience as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

(Dollars in thousands)                           2001       2000       1999       1998       1997
                                               ---------  ---------  ---------  ---------  ---------
Balance, beginning of period................. $   9,651  $   6,511  $   5,069  $   3,270  $   2,180
Charge-offs:
         Commercial..........................      (708)       (52)      (203)      (108)      (223)
         Real estate - mortgage..............        --         --         --         --         --
         Real estate - land and construction.        --         --         --         --         --
         Consumer............................        (1)        --       (629)       (71)      (115)
                                               ---------  ---------  ---------  ---------  ---------
Total charge-offs............................      (709)       (52)      (832)      (179)      (338)
Recoveries:
         Commercial..........................       301         33         67        137         98
         Real estate - mortgage..............        --         --         --         --         --
         Real estate - land and construction.        --         --         --         --         --
         Consumer............................         1         --          9         35         --
                                               ---------  ---------  ---------  ---------  ---------
Total recoveries.............................       302         33         76        172         98
                                               ---------  ---------  ---------  ---------  ---------
Net charge-offs..............................      (407)       (19)      (756)        (7)      (240)
Provision for loan losses....................     1,910      3,159      2,198      1,806      1,330
                                               ---------  ---------  ---------  ---------  ---------
Balance, end of period....................... $  11,154  $   9,651  $   6,511  $   5,069  $   3,270
                                               =========  =========  =========  =========  =========

RATIOS:
  Net charge-offs to average loans
  outstanding................................        -- %       -- %     0.20%       -- %     0.14%
  Allowance for loan losses to average loans.      1.84%     1.80%     1.71%     1.87%     1.97%
  Allowance for loan losses to total
  loans at end of period.....................      1.76%     1.58%     1.62%     1.50%     1.66%
  Allowance for loan losses to
  non-performing loans.......................        -- %       -- %      464%      374%    5,360%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously though provisions for loan losses. The net charge-offs in 2001 were $407,000, compared to $19,000 in 2000, $756,000 in 1999, $7,000 in 1998, and $240,000 in 1997. The increase in net charge-offs in 2001 was primarily due to the increase in commercial loans charge-offs. However, historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocation as a percent of loans outstanding in each loan category at the dates indicated:

                                                                          December 31,
                            ------------------------------------------------------------------------------------------------------
                                   2001                 2000                1999                 1998                 1997
                            ------------------   ------------------   ------------------   ------------------   ------------------
                                      Percent              Percent              Percent              Percent              Percent
                                       of ALL               of ALL               of ALL               of ALL               of ALL
                                      in each              in each              in each              in each              in each
                                      category             category             category             category             category
                                      to total             to total             to total             to total             to total
(Dollars in thousands)      Allowance  loans     Allowance  loans     Allowance  loans     Allowance  loans     Allowance  loans
                            --------- --------   --------- --------   --------- --------   --------- --------   --------- --------
Commercial................ $   5,489     2.63% $   4,244     2.11% $   3,069     2.18% $   1,961     2.05% $   1,171     1.70%
Real estate - mortgage....     1,420     0.58%     1,509     0.65%     1,025     0.67%       617     0.61%       444     0.67%
Real estate - land and
 construction.............     3,066     1.76%     2,084     1.22%     1,343     1.39%     1,173     1.36%       676     1.19%
Consumer..................       102     2.66%       158     1.93%       170     1.69%     1,245     2.24%       106     2.00%
Unallocated...............     1,077       -- %     1,656       -- %       904       -- %        73       -- %       873       -- %
                            ---------            ---------            ---------            ---------            ---------
Total..................... $  11,154     1.76% $   9,651     1.58% $   6,511     1.62% $   5,069     1.50% $   3,270     1.66%
                            =========            =========            =========            =========            =========

The increase in the allowance for probable loan losses reflects the growth in the Company's overall level of loans, primarily in the commercial and real estate loan portfolio.

Loans are charged against the allowance when management believes that the collectability of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. There were no specific allowances allocate at December 31, 2001 and 2000 as the Company did not have any impaired loans.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan. The formula allowance on December 31, 2001 was $10,077,000, compared to $7,995,000 on December 31, 2000. The increase was attributable to several factors, most notably a growth in total loans and an increase in certain factors used to estimate the reserve allocations.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of December 31, 2001, the Company's unallocated allowance was $1,077,000, compared to $1,656,000 on December 31, 2000. The decrease in the unallocated allowance was due to the Company's pro-active efforts in addressing the potential impact of changing economic conditions within the market place through an increase in the factors affecting the formula reserve allocations. In evaluating the appropriateness of the unallocated allowance, management considered the following factors:

  Bank's Lending Policies and Procedures - Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices. Range of potential impact $107,000 - $193,000

  Economic Conditions - Changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments. Range of potential impact $179,000 - $321,000

  Changes in the Bank's Lending Management and Staff - Changes in the experience, ability and depth of lending management and other relevant staff. Range of potential impact $143,000 - $257,000

  Changes in Trend and Volume of Past Due and Classified Loans - Changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications. Range of potential impact $215,000 - $386,000

  Quality of the Bank's Loan Review System - Changes in the quality of the Bank's loan review system and the degree of oversight by the Bank's Board of Directors. Range of potential impact $36,000 - $65,000

  Credit Concentrations - The existence and effect of any concentrations of credit and changes in the level of such concentrations. Range of potential impact $71,000 - $128,000

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the ranges set forth above.

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

DEPOSITS

Total deposits were $807,908,000 at December 31, 2001, an increase of 9%, compared to $738,186,000 at December 31, 2000. The largest increase was in time deposits $100,000 and over, which increased to $218,140,000 at December 31, 2001, as compared to $171,863,000 at December 31, 2000, primarily due to the increase in brokered deposits to $67,995,000 at December 31, 2001 up from $9,238,000 at December 31, 2000. Noninterest bearing deposits were $206,637,000 at December 31, 2001, consistent with the $207,885,000 at December 31, 2000. Interest bearing demand deposits increased to $80,529,000 at December 31, 2001, as compared to $68,587,000 at December 31, 2000. Savings and money market deposits increased to $229,994,000 at December 31, 2001, as compared to $219,299,000 at December 31, 2000. Time deposits under $100,000 increased to $72,608,000 at December 31, 2001, as compared to $70,552,000 at December 31, 2000.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                                         Years ended December 31,
                                        -----------------------------------------------------------
                                               2001               2000                 1999
                                        -----------------   ------------------   ------------------
                                                  Average             Average              Average
                                         Average   Rate      Average    Rate      Average    Rate
(Dollars in thousands)                   Balance   Paid      Balance    Paid      Balance    Paid
                                        --------- -------   --------- --------   --------- --------
Demand, noninterest bearing........... $ 204,114      -- % $ 183,422       -- % $ 141,250       -- %
Demand, interest bearing..............    69,634    1.58%    55,616     1.82%    39,996     1.79%
Savings and money market..............   227,344    3.09%   228,336     4.16%   186,112     3.28%
Time deposits, under $100.............    78,910    5.37%    73,058     5.85%    58,423     5.08%
Time deposits, $100 and over..........   166,268    5.18%   151,275     5.75%    86,963     4.83%
Time deposits - Brokered Deposits.....    30,843    5.32%    10,544     6.55%     8,812     5.76%
                                        ---------           ---------            ---------
Total average deposits................ $ 777,113    2.91% $ 702,251     3.44% $ 521,556     2.78%
                                        =========           =========            =========

As of December 31, 2001, the Company had a deposit mix of 28% in savings and money market accounts, 36% in time deposits, 10% in interest bearing demand accounts, and 26% in noninterest bearing demand deposits. On the same date, approximately $6,499,000, or less than 1%, of deposits were from public sources, and approximately $65,792,000, or 8%, of deposits were from title companies. As of December 31, 2000, the Company had a deposit mix of 30% in savings and money market accounts, 33% in time deposits, 9% in interest bearing demand accounts, and 28% in noninterest bearing demand deposits. On the same date, approximately $6,931,000, or less than 1%, of deposits were from public sources, and approximately $44,507,000, or 6%, of deposits were from title companies. The Company's net interest income is enhanced by increasing its percentage of noninterest bearing deposits.

The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling approximately $67,995,000 at December 31, 2001, and $9,238,000 at December 31, 2000. These brokered deposits generally mature within one year period. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company's time deposits of $100,000 and over as of December 31, 2000:

                                                   % of
(Dollars in thousands)                   Balance   Total
                                        --------- -------
Three months or less.................. $  92,438      42%
Over three months through six months..    69,889      32%
Over six months through twelve months.    16,630       8%
Over twelve months....................    39,183      18%
                                        --------- -------
          Total....................... $ 218,140     100%
                                        ========= =======

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

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. As of December 31, 2001, the Company's primary liquidity ratio was 20.27%, comprised of $65.2 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $9.8 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $71.6 million, and $34.7 million in cash and due from banks, as a percentage of total unsecured deposits of $798.1 million. As of December 31, 2000, the Company's primary liquidity ratio was 15.04%, comprised of $61.2 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $12.0 million securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $19.3 million, and $40.8 million in cash and due from banks, as a percentage of total unsecured deposits of $726.2 million. As of December 31, 1999, the Company's primary liquidity ratio was 27.98%, comprised of $25.5 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $17.3 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $135.9 million, and $19.3 million in cash and due from banks, as a percentage of total unsecured deposits of $584.1 million.

The following table summarizes the Company's borrowings under its federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

                                                 2001          2000          1999
                                             ------------  ------------  ------------
Average balance during the year............ $  2,436,000  $  2,020,000  $ 16,887,000
Average interest rate during the year......         5.80%         5.17%         5.30%
Maximum month-end balance during the year.. $         --  $ 18,000,000  $ 14,000,000
Average rate at December 31................           --          5.13%         7.44%

The Company has Federal funds purchase lines and lines of credit of totaling $46,000,000. As of December 31, 2001, the Company had no borrowing from FHLB.

CAPITAL RESOURCES

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                           December 31,
                                ----------------------------------
(Dollars in thousands)             2001        2000        1999
                                ----------  ----------  ----------
Capital components:
   Tier 1 Capital............. $   91,598  $   78,982  $   57,610
   Tier 2 Capital.............      9,664       9,427       6,154
                                ----------  ----------  ----------
   Total risk-based capital... $  101,262  $   88,409  $   63,764
                                ==========  ==========  ==========

Risk-weighted assets.......... $  779,060  $  753,947  $  509,748
Quarterly average assets...... $  898,020  $  850,072  $  674,088

                                                                      MINIMUM
                                                                    REGULATORY
                                                                    REQUIREMENTS
                                                                    -----------
Capital ratios:
Total risk-based capital......       13.0%       11.7%       12.5%         8.0%
Tier 1 risk-based capital.....       11.8%       10.5%       11.3%         4.0%
Leverage ratio(1).............       10.2%        9.3%        8.5%         4.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2001. The risk-based and leverage capital ratios are defined in Item 1 - "Business - Supervision and Regulation - Capital Adequacy Guidelines" on page 7.

At December 31, 2001, 2000 and 1999, the Company's capital met all minimum regulatory requirements. As of December 31, 2001 and 2000, management believes that HBC, HBEB, HBSV, and BLA were considered "well capitalized." At December 31, 1999, management believes that HBC, HBEB, and BLA were considered "well capitalized." HBSV commenced operations on January 18, 2000.

In August 1999, the Company completed a best efforts public stock offering selling 758,138 shares at $15.00 per share. Total proceeds from this offering were $11,200,000 after deducting expenses of $172,000. The Company used $7,000,000 of the proceeds of the offering to capitalize HBSV, which commenced operations on January 18, 2000.

To enhance regulatory capital and to provide liquidity the Company issued the following mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.875% subordinated debentures due 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.60.% subordinated debentures due 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.

See "Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust" on page 21. Under applicable regulatory guidelines the trust preferred securities currently qualify as Tier I capital.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and address the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations and cash flows, as the Company did not have any goodwill or intangible assets at December 31, 2001.

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

The table below sets forth the interest rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of December 31, 2001, using the rate sensitivity GAP ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                            Due        Due in       Due
                                           Within      Three     After One
                                           Three     to Twelve    to Five    Due After   Not Rate-
(Dollars in  thousands)                    Months      Months      Years     Five Years  Sensitive     Total
                                         ----------  ----------  ----------  ----------  ----------  ----------
INTEREST EARNING ASSETS:
 Federal funds sold.................... $   71,600  $       --  $       --  $       --  $       --  $   71,600
 Interest bearing deposits in banks......    7,704          --          --          --          --       7,704
 Securities............................      2,509       9,765      74,065      20,471          --     106,810
 Total loans, including loans
    held-for-sale, net of deferred fees    512,970      40,682      98,307      13,419          --     665,378
                                         ----------  ----------  ----------  ----------  ----------  ----------
Total interest earning assets..........    594,783      50,447     172,372      33,890          --     851,492

Cash and due from banks................         --          --          --          --      27,015      27,015
Other assets...........................         --          --          --          --      34,223      34,223
                                         ----------  ----------  ----------  ----------  ----------  ----------
Total assets........................... $  594,783  $   50,447  $  172,372  $   33,890  $   61,238  $  912,730
                                         ==========  ==========  ==========  ==========  ==========  ==========

INTEREST BEARING LIABILITIES:
 Demand, interest bearing.............. $   80,529  $       --  $       --  $       --  $       --  $   80,529
 Savings and money market..............    229,994          --          --          --          --     229,994
 Time deposits.........................    124,813     122,063      43,772         100          --     290,748
 Mandatorily redeemable cumulative
   trust preferred securities..........         --          --          --      19,000          --      19,000
                                         ----------  ----------  ----------  ----------  ----------  ----------
Total interest bearing liabilities.....    435,336     122,063      43,772      19,100          --     620,271

Demand noninterest bearing.............     66,328          --          --          --     140,309     206,637
Accrual interest payable
  and other liabilities................         --          --          --          --      11,248      11,248
Shareholders' equity...................         --          --          --          --      74,574      74,574
                                         ----------  ----------  ----------  ----------  ----------  ----------
Total liabilities and shareholders'
  equity............................... $  501,664  $  122,063  $   43,772  $   19,100  $  226,131  $  912,730
                                         ==========  ==========  ==========  ==========  ==========  ==========

Interest rate sensitivity GAP.......... $   93,119  $  (71,616) $  128,600  $   14,790  $ (164,893) $       --
                                         ==========  ==========  ==========  ==========  ==========  ==========
Cumulative interest rate
  sensitivity GAP...................... $   93,119  $   21,503  $  150,103  $  164,893  $       --  $       --
Cumulative interest rate
  sensitivity GAP ratio................      10.20%      2.36%     16.45%     18.07%        -- %        -- %

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Since all of the Company's interest-bearing assets and liabilities are located at the Banks, all of the Company's interest rate risk exposure lies at that level, as well. As a result, all interest rate risk management procedures are performed at the Banks' level. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2001, the Company does not use interest rate derivatives to hedge its interest rate risk.

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

At December 31, 2001, it was estimated that the Company's MV would increase 9.63% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 11.27% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of December 31, 2001 and 2000, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

                                            2001                                           2000
                       ---------------------------------------------  ---------------------------------------------
                                              Market Value as a % of                         Market Value as a % of
                        $ Change   % Change   Present Value of Assets  $ Change   % Change   Present Value of Assets
(Dollars in thousands) in Market  in Market   ----------------------  in Market  in Market   ----------------------
Change in rates          Value      Value     MV Ratio   Change (bp)    Value      Value     MV Ratio   Change (bp)
---------------------  ---------- ----------  ---------  -----------  ---------- ----------  ---------  -----------
 + 200 bp............ $   12,254       9.63%     15.3%        134  $    8,617       8.04%     13.7%        102
     0 bp............         --         -- %     14.0%         --          --         -- %     12.7%         --
 - 200 bp............ $  (14,344)    (11.27)%     12.4%       (157) $   (9,532)     (8.89)%     11.5%       (113)

Management believes that the MV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the MV method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

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

Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost- effective basis. The Liquidity Policy approved by the Board requires annual review of the Company's liquidity by the Asset/Liability Committee, which is composed of senior executives, and the Finance and Investment Committee of the Board of Directors.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and independent auditors' reports are set forth on pages 54 through 82, which follow Item 14 - "exhibits, financial statement schedules, and reports on Form 8-K."

The following table discloses the Company's selected quarterly financial data.

                                                                For the Quarter Ended
                          ------------------------------------------------------------------------------------------------
                          December 31, September 30, June 30,   March 31,  December 31, September 30, June 30,   March 31,
                             2001          2001        2001       2001        2000          2000        2000       2000
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Interest income......... $    14,414  $     15,943  $  16,851  $  18,162  $    19,089  $     18,553  $  16,301  $  13,978
Interest expense........       5,250         5,803      6,231      7,082        7,108         7,213      5,921      4,859
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net interest income.....       9,164        10,140     10,620     11,080       11,981        11,340     10,380      9,119
Provision for loan
  losses................         576           279        528        527        1,290           655        534        680
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net interest income
 after provision........       8,588         9,861     10,092     10,553       10,691        10,685      9,846      8,439
Noninterest income......       1,327         1,737      1,647      1,221          743           785        614        735
Noninterest expense.....       7,725         8,687      8,669      8,267       11,002         8,043      8,225      6,790
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net income before taxes.       2,190         2,911      3,070      3,507          432         3,427      2,235      2,384
Provision for income
  taxes.................         816         1,088      1,180      1,326          183         1,253        746        867
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net income.............. $     1,374  $      1,823  $   1,890  $   2,181  $       249  $      2,174  $   1,489  $   1,517
                          ===========  ============  =========  =========  ===========  ============  =========  =========
Net income per share
  basic................. $      0.12  $       0.17  $    0.17  $    0.20  $      0.02  $       0.20  $    0.14  $    0.15
Net income per share
  diluted............... $      0.12  $       0.16  $    0.17  $    0.19  $      0.02  $       0.20  $    0.13  $    0.14

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company's Proxy Statement for the May 23, 2002 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company as of March 28, 2002 is also included in the Company's Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the text under the caption "Executive Compensation" in the Proxy Statement for the May 23, 2002 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - BENEFICIAL OWNERSHIP OF COMMON STOCK

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated by reference from the text under the caption "Proposal One - Election of Directors" in the Proxy Statement for the May 23, 2002 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions with officers, directors, and the Company is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 23, 2002 Annual Meeting of Shareholders.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the independent auditors' report are set forth on pages 54 through 82.

(a)(2) FINANCIAL STATEMENT SCHEDULES

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) EXHIBITS
			Incorporated by Reference to Form
		Filed Herewith	8-A Dated	10-Q Dated	10-K Dated	Exhibit No.
2.1

Agreement and Plan of Merger and Reorganization dated as of May 9, 2000 between Heritage Commerce Corp and Western Holdings Bancorp (incorporated by reference from Annex A of the registration statement on Form S-4, Registration No. 333-40384, filed with the Commission on June 29, 2000)

3.1	Heritage Commerce Corp Restated Articles of Incorporation as amended effective June 29, 2001			6-30-01		3.1
3.2	Heritage Commerce Corp Bylaws as amended to September 27, 2001			9-30-01		3.2
4.1	The indenture, dated as of March 23, 2000, between Heritage Commerce Corp, as Issuer, and The Bank of New York, as Trustee				4-6-01 (10-K/A Amendment No. 1)	4.1
4.2	Amended and restated declaration of Trust, Heritage Capital Trust I, dated as of March 23, 2000				4-6-01 (10-K/A Amendment No. 1)	4.2
4.3	The indenture, dated as of September 7, 2000, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee				4-6-01 (10-K/A Amendment No. 1)	4.3
4.4	Amended and restated declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and Heritage Commerce Corp, as Sponsor				4-6-01 (10-K/A Amendment No. 1)	4.4
4.5	Heritage Commerce Corp Rights Agreement dated as of November 1, 2001, including Form of Right Certificate attached thereto as Exhibit B		11-15-01			4
4.6	The indenture, dated as of July 31, 2001, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee	X				4.6
4.7	Amended and restated declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and Heritage Commerce Corp, as Sponsor	X				4.7
10.1	Real Property Leases for properties located at 150 Almaden Blvd., San Jose and 100 Park Center Plaza, San Jose		3-5-98			10.1
10.2	Employment agreement with Mr. Rossell dated June 8, 1994*		3-5-98			10.2
10.3	Employment agreement with Mr. Gionfriddo dated June 8, 1994 *		3-5-98			10.3
10.4	Amendment No. 2 to Employment Agreement with Mr. Gionfriddo *				3-31-98	10.4
10.5	Employment agreement with Mr. Conniff dated April 30, 1998 *				3-31-99	10.5
10.6	Employment agreement with Mr. Nethercott dated April 16, 1998 *				3-31-99	10.6
10.7	Employment agreement with Mr. McGovern dated July 16, 1998 *				3-31-99	10.7
21.1	Subsidiaries of the registrant	X
23.1	Consent of Deloitte & Touche LLP	X
23.2	Consent of Arthur Andersen LLP	X

* Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K

The Registrant filed Current Reports on Form 8-K dated: November 15, 2001 under Items 5 and 7, regarding its adoption of a shareholder rights plan; and dated January 25, 2002 under Item 5, to report its year end 2001 financial results, and containing condensed summarized statements of financial position and results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp
DATE: March 28, 2002	BY: /s/ Brad Smith Brad Smith Chairman of the Board and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK BISCEGLIA Frank Bisceglia	Director	March 28, 2002
/s/ JAMES BLAIR James Blair	Director	March 28, 2002
/s/ RICHARD CONNIFF Richard Conniff	Director and President of the Company and Chief Operating Officer	March 28, 2002
/s/ WILLIAM DEL BIAGGIO, JR. William Del Biaggio, Jr.	Director	March 28, 2002
/s/ ANNEKE DURY Anneke Dury	Director	March 28, 2002
/s/ HUGH BARTON Hugh Barton	Director	March 28, 2002
/s/ ROY LAVE Roy Lave	Director	March 28, 2002
/s/ HOWARD J. WEILAND Howard J. Weiland	Director	March 28, 2002
/s/ JOHN W. LARSEN John W. Larsen	Director	March 28, 2002
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer, Principal Financial and Accounting Officer	March 28, 2002
/s/ LON NORMANDIN Lon Normandin	Director	March 28, 2002
/s/ JACK PECKHAM Jack Peckham	Director	March 28, 2002
/s/ ROBERT PETERS Robert Peters	Director	March 28, 2002
/s/ KURT HAMMERSTROM Kurt Hammerstrom	Director	March 28, 2002
/s/ HUMPHREY POLANEN Humphrey Polanen	Director	March 28, 2002
/s/ BRAD L. SMITH Brad L. Smith	Director and Chairman of the Company and Chief Executive Officer, Principal Executive Officer	March 28, 2002

HERITAGE COMMERCE CORP
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2001

Item 14 (a)(1)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Heritage Commerce Corp:

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger of Heritage Commerce Corp and Western Holdings Bancorp ("Western Holdings") on October 1, 2000, which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the statements of income, changes in shareholders' equity, and cash flows of Western Holdings for the years ended December 31, 1999, which statements reflect: total net interest income of $9,277,000 and net income of $1,643,000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Western Holdings for 1999, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California
January 24, 2002

Item 14 (a)(2)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Western Holdings Bancorp:

We have audited the consolidated statements of income, shareholders' equity, and cash flows of Western Holdings Bancorp (a California corporation) and Subsidiary (the Company) for the year ended December 31, 1999, prior to the restatement (and, therefore, are not presented herein) for the merger with Heritage Commerce Corp on October 1, 2000, which was accounted for as a pooling of interests (see Note 2 to the restated financial statements). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Western Holdings Bancorp and Subsidiary for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

San Francisco, California,
January 21, 2000

HERITAGE COMMERCE CORP
CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                          ----------------------
                                                                             2001        2000
(Dollars in thousands)                                                    ----------  ----------
                                 ASSETS
Cash and due from banks................................................. $   34,719  $   40,769
Federal funds sold......................................................     71,600      19,300
                                                                          ----------  ----------
                 Total cash and cash equivalents........................    106,319      60,069
Securities available-for-sale, at fair value............................     91,534      90,894
Securities held-to-maturity, at amortized cost..........................     15,276      19,908
  (fair value of $15,708 for 2001 and $20,075 for 2000)
Loans held for sale, at lower of cost or market.........................     32,461      35,931
Loans, net of deferred costs of $175 for 2001
  and deferred fees of $30 for 2000.....................................    632,917     610,781
Allowance for probable loan losses......................................    (11,154)     (9,651)
                                                                          ----------  ----------
                 Loans, net.............................................    621,763     601,130
Premises and equipment, net.............................................      5,470       6,089
Accrued interest receivable and other assets............................     15,128      13,246
Other investments.......................................................     24,779      18,957
                                                                          ----------  ----------
                TOTAL................................................... $  912,730  $  846,224
                                                                          ==========  ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
       Demand, noninterest bearing...................................... $  206,637  $  207,885
       Demand, interest bearing.........................................     80,529      68,587
       Savings and money market.........................................    229,994     219,299
       Time deposits, under $100........................................     72,608      70,552
       Time deposits, $100 and over.....................................    218,140     171,863
                                                                          ----------  ----------
  Total deposits........................................................    807,908     738,186
  Federal Home Loan Bank borrowings.....................................         --      18,000
  Accrued interest payable and other liabilities........................     11,248      10,305
  Mandatorily redeemable cumulative trust preferred
       securities of subsidiary grantor trust...........................     19,000      14,000
                                                                          ----------  ----------
                 Total liabilities......................................    838,156     780,491
                                                                          ----------  ----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares authorized: none
     outstanding........................................................         --          --
  Common stock, no par value; 30,000,000 shares authorized; shares
     outstanding: 11,114,967 in 2001 and 10,939,124 in 2000.............     63,536      62,469
  Accumulated other comprehensive income,  net of taxes.................      1,021         515
  Retained earnings.....................................................     10,017       2,749
                                                                          ----------  ----------
                 Total shareholders' equity.............................     74,574      65,733
                                                                          ----------  ----------
                 TOTAL.................................................. $  912,730  $  846,224
                                                                          ==========  ==========

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
CONSOLIDATED INCOME STATEMENTS

                                                                           Years ended December 31,
                                                                     ----------------------------------
(Amounts in thousands, except per share data)                           2001        2000        1999
                                                                     ----------  ----------  ----------
Interest income:
  Loans, including fees............................................ $   57,518  $   56,709  $   36,742
  Securities, taxable..............................................      4,399       5,571       4,699
  Securities, non-taxable..........................................        870         617         606
  Interest bearing deposits in banks.................................      157          66          --
  Federal funds sold...............................................      2,426       4,958       3,371
                                                                     ----------  ----------  ----------
Total interest income..............................................     65,370      67,921      45,418
                                                                     ----------  ----------  ----------
Interest expense:
  Deposits.........................................................     22,597      24,174      14,502
  Mandatorily redeemable trust preferred securities................      1,644         823          --
  Other............................................................        125         104         896
                                                                     ----------  ----------  ----------
Total interest expense.............................................     24,366      25,101      15,398
                                                                     ----------  ----------  ----------
Net interest income before provision for probable loan losses......     41,004      42,820      30,020
Provision for probable loan losses.................................      1,910       3,159       2,198
                                                                     ----------  ----------  ----------
Net interest income after provision for probable loan losses.......     39,094      39,661      27,822
                                                                     ----------  ----------  ----------
Noninterest income:
  Gain on sale of loans............................................      1,758          --         262
  Other investments................................................      1,029         778         429
  Service charges and other fees on deposit accounts...............        967         716         560
  Gain on sales of securities available-for-sale...................        732          44         969
  Servicing income.................................................        356         236       1,903
  Gain on sale of Internet credit card portfolio...................         --          60         289
  Gain on sale of shares of demutualized life insurance company....         --          47         530
  Gain on sale of deposits.........................................         --          16         240
  Other............................................................      1,090         980         869
                                                                     ----------  ----------  ----------
Total noninterest income...........................................      5,932       2,877       6,051
                                                                     ----------  ----------  ----------
Noninterest expenses:
  Salaries and employee benefits...................................     18,120      16,127      13,834
  Occupancy........................................................      2,847       2,399       2,034
  Client services..................................................      1,889       1,839       1,527
  Furniture and equipment..........................................      1,453       1,329       1,350
  Professional fees................................................      1,447       1,861       1,659
  Loan origination costs.............................................     1335        1011         539
  Advertising and promotion........................................      1,116       1,029       1,113
  Stationery & supplies............................................        489         388         300
  Telephone........................................................        358         359         208
  Merger-related costs.............................................         --       3,164          --
  Other............................................................      4,294       4,554       4,034
                                                                     ----------  ----------  ----------
Total noninterest expenses.........................................     33,348      34,060      26,598
                                                                     ----------  ----------  ----------
Income before provision for income taxes...........................     11,678       8,478       7,275
Provision for income taxes.........................................      4,410       3,049       2,606
                                                                     ----------  ----------  ----------
Net income......................................................... $    7,268  $    5,429  $    4,669
                                                                     ==========  ==========  ==========
Earnings per share:
   Basic........................................................... $     0.66  $     0.51  $     0.47
   Diluted......................................................... $     0.64  $     0.49  $     0.43

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                          Accumulated
                                                             Other
                                    Common Stock         Comprehensive                 Total         Other
                                 ----------------------     Income       Retained   Shareholders' Comprehensive
(Dollars in thousands)             Shares      Amount    (Net of Taxes)  Earnings      Equity        Income
                                 -----------  ---------  -------------  ----------  ------------  ------------
BALANCES, JANUARY  1, 1999......  8,576,147  $  36,815  $         542  $    4,633  $     41,990
Net income......................         --         --             --       4,669         4,669  $      4,669
Net change in unrealized
gain (loss) on securities
available-for-sale, net of
reclassification adjustment
and taxes.......................         --         --         (1,796)         --        (1,796)       (1,796)
                                                                                                  ------------
   Total comprehensive income...                                                                 $      2,873
                                                                                                  ============
Common stock issued
pursuant to June 1999
offering (net of issuance
costs of $172,000)..............    758,138     11,200             --          --        11,200
Stock dividend..................    302,171      2,710             --      (2,710)           --
Cash paid for factional shares..       (199)        (4)            --          --            (4)
Stock options exercised.........    101,482        485             --          --           485
                                 -----------  ---------  -------------  ----------  ------------
BALANCES, DECEMBER 31, 1999.....  9,737,739     51,206         (1,254)      6,592        56,544
Net income......................         --         --             --       5,429         5,429  $      5,429
Net change in unrealized
gain (loss) on securities
available-for-sale, net of
reclassification adjustment
and taxes.......................         --         --          1,769          --         1,769         1,769
                                                                                                  ------------
   Total comprehensive income...                                                                 $      7,198
                                                                                                  ============
Stock dividend..................    639,444      9,272             --      (9,272)           --
Cash paid for fractional shares.       (325)        (3)            --          --            (3)
Stock options exercised.........    562,266      1,994             --          --         1,994
                                 -----------  ---------  -------------  ----------  ------------
BALANCES, DECEMBER 31, 2000..... 10,939,124     62,469            515       2,749        65,733
Net income......................         --         --             --       7,268         7,268  $      7,268
Net change in unrealized
gain (loss) on securities
available-for-sale, net of
reclassification adjustment
and taxes.......................         --         --            506          --           506           506
                                                                                                  ------------
   Total comprehensive income...                                                                 $      7,774
                                                                                                  ============
Stock options exercised.........    175,843      1,067             --          --         1,067
                                 -----------  ---------  -------------  ----------  ------------
BALANCES, DECEMBER 31, 2001..... 11,114,967  $  63,536  $       1,021  $   10,017  $     74,574
                                 ===========  =========  =============  ==========  ============

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended December 31,
                                                                       -------------------------------
(Dollars in thousands)                                                   2001       2000       1999
                                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................... $   7,268  $   5,429  $   4,669
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Loss on disposals of property and equipment.......................        --         --       (283)
   Depreciation and amortization.....................................     1,527        777        706
   Provision for probable loan losses................................     1,910      3,159      2,198
   Gain on sales of securities available-for-sale....................      (732)       (44)      (969)
   Provision for deferred income taxes...............................     2,451        391       (709)
   Amortization / accretion of discounts and premiums on
   securities........................................................      (668)        92       (239)
   Proceeds from sales of loans held for sale........................    42,613         --      4,317
   Originations of loans held for sale...............................   (52,411)   (13,845)   (17,941)
   Maturities of loans held for sale.................................    13,268        157      7,839
   Effect of changes in:
      Accrued interest receivable and other assets...................    (4,260)    (3,772)    (1,488)
      Accrued interest payable and other liabilities.................       671      2,606     10,133
                                                                       ---------  ---------  ---------
Net cash provided by (used in) operating activities..................    11,637     (5,050)     8,233
                                                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans................................................   (22,543)  (209,563)   (47,203)
Purchases of securities available-for-sale...........................   (82,098)   (52,042)   (39,550)
Maturities/Paydowns/Calls of securities available-for-sale...........    24,484      5,230     30,652
Proceeds from sales of securities available-for-sale.................    59,080      9,937     53,475
Maturities/Paydowns/Calls of securities held-to-maturity.............     4,631      3,040      3,949
Purchase of corporate-owned life insurance...........................    (5,989)    (3,763)    (4,214)
Purchase of property and equipment...................................      (908)    (1,180)      (862)
Redemption (purchase) of other investment............................       167       (521)     1,858
                                                                       ---------  ---------  ---------
Net cash used in investing activities................................   (23,176)  (248,862)    (1,895)
                                                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits.............................................    69,722    136,766     91,504
Proceeds from issuance of mandatorily
 redeemable cumulative trust preferred
 securities of Subsidiary Grantor Trust..............................     5,000     14,000         --
Net proceeds from issuance of common stock...........................     1,067      1,991     11,681
Net change in FHLB borrowings........................................   (18,000)     6,000    (17,000)
                                                                       ---------  ---------  ---------
Net cash provided by financing activities............................    57,789    158,757     86,185
                                                                       ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.................    46,250    (95,155)    92,523
Cash and cash equivalents, beginning of year.........................    60,069    155,224     62,701
                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of year............................... $ 106,319  $  60,069  $ 155,224
                                                                       =========  =========  =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest......................................................... $  24,287  $  17,324  $  14,383
    Income taxes..................................................... $   6,600  $   5,974  $   3,443
Supplemental schedule of non-cash investing and financing activity:
Transfer from retained earnings to common stock for stock dividend... $      --  $   9,272  $   2,710
Transfer of investment securities from HTM to AFS.................... $      --  $      --  $  11,669

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Heritage Commerce Corp (the "Company") operates as the bank holding company for four subsidiary banks: Heritage Bank of Commerce ("HBC"), Heritage Bank East Bay ("HBEB"), Heritage Bank South Valley ("HBSV"), and Bank of Los Altos ("BLA") (collectively the "Banks"). All are California state chartered banks which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara and Alameda Counties, California. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994. HBEB was incorporated on October 21, 1998 and commenced operations on December 7, 1998. HBSV was incorporated on December 1, 1999 and commenced operations on January 18, 2000. The merger between Heritage Commerce Corp and Western Holdings Bancorp and its subsidiary, Bank of Los Altos, was effective on October 1, 2000, resulting in BLA operating as a wholly owned subsidiary of the Company. The merger was accounted for as a pooling-of-interests and all amounts have been restated on a historical basis as if the companies had been combined for all periods presented. During 2000, the Company formed two subsidiaries, Heritage Capital Trust I and Heritage Statutory Trust I, and, during 2001, formed Heritage Statutory Trust II, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. The accounting and reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the United States of America ("GAAP") and prevailing practices within the banking industry.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated.

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

Generally, if a loan is classified as non-accrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued. Loans are classified as non-accrual when the payment of principal or interest is 90 days past due, unless the amount is well secured and in the process of collection. Any interest or principal payments received on nonaccrual loans are applied toward reduction of principal. Nonaccrual loans generally are not returned to performing status until the obligation is brought current, has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Renegotiated loans are those in which the Company has formally restructured a significant portion of the loan. The remaining portion is charged off, with a concession either in the form of below market rate financing, or debt forgiveness on the charged off portion. Loans that have been renegotiated and have not met specific performance standards for payment are classified as renegotiated loans within the classification of nonperforming assets. Upon payment performance, such loans may be transferred from nonperforming status to accrual status. At December 31, 2001 and 2000 the Company did not have any renegotiated loans outstanding.

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

Other Investments

Other investments consist of Federal Reserve Board and Federal Home Loan Bank stock and the cash surrender value of life insurance policies for certain officers and directors of the Company and its subsidiary banks.

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

                                                             Years ended December 31,
                                                       -------------------------------------
(Amounts in thousands)                                    2001         2000         1999
                                                       -----------  -----------  -----------
Net income........................................... $     7,268  $     5,429  $     4,669

Other comprehensive income, net of tax:
  Net unrealized holding gain (loss) on
  available-for-sale securities during the year......         961        1,797       (1,174)
  Less: reclassification adjustment for realized
  gains on available for sale securities included
  in net income during the year......................         455           28          622
                                                       -----------  -----------  -----------
Other comprehensive income (loss)....................         506        1,769       (1,796)
                                                       -----------  -----------  -----------
Comprehensive income................................. $     7,774  $     7,198  $     2,873
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

                                                             Years ended December 31,
                                                       -------------------------------------
                                                          2001         2000         1999
                                                       -----------  -----------  -----------
Weighted average common shares outstanding - used
in computing basic earnings per share................  11,082,157   10,607,584    9,885,036
Dilutive effect of stock options outstanding,
using the treasury stock method......................     297,564      500,745    1,037,941
                                                       -----------  -----------  -----------
Shares used in computing diluted earnings per share..  11,379,721   11,108,329   10,922,977
                                                       ===========  ===========  ===========

Derivative Instruments and Hedging Activities

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

Reclassifications

Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no impact on shareholders' equity or net income.

Recently issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting and address the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will be required to be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning January 1, 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial position, results of operations and cash flows, as the Company did not have any goodwill or intangible assets at December 31, 2001.

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

(3) SECURITIES

The amortized cost and estimated fair value of securities as of December 31, 2001 were as follows:

                                                                  Gross        Gross      Estimated
                                                   Amortized   Unrealized   Unrealized      Fair
(Dollars in thousands)                               Cost         Gains       Losses        Value
                                                  -----------  -----------  -----------  -----------
Securities available-for-sale:
    U.S. Treasury............................... $     3,568  $        25  $        --  $     3,593
    U.S. Government Agencies....................      52,656        1,106           --       53,762
    Municipals..................................       8,938          335           --        9,273
    FHLMC and FNMA mortgage-backed securities...       9,997          102           --       10,099
    GNMA mortgage-backed securities.............      12,768           --           28       12,740
    Corporate bonds...............................     2,046           21           --        2,067
                                                  -----------  -----------  -----------  -----------
Total securities available-for-sale............. $    89,973  $     1,589  $        28  $    91,534
                                                  ===========  ===========  ===========  ===========
Securities held-to-maturity:
    Municipals.................................. $    10,002  $       375  $        --  $    10,377
    FHLMC and FNMA mortgage-backed securities...       2,475           22           --        2,497
    GNMA mortgage-backed securities.............       1,906           18                     1,924
    CMOs........................................         893           17                       910
                                                  -----------  -----------  -----------  -----------
Total securities held-to-maturity............... $    15,276  $       432  $        --  $    15,708
                                                  ===========  ===========  ===========  ===========

The amortized cost and estimated fair value of securities as of December 31, 2000 were as follows:

                                                                  Gross        Gross      Estimated
                                                   Amortized   Unrealized   Unrealized      Fair
(Dollars in thousands)                               Cost         Gains       Losses        Value
                                                  -----------  -----------  -----------  -----------
Securities available-for-sale:
    U.S. Treasury............................... $     8,527  $        --  $         3  $     8,524
    U.S. Government Agencies....................      47,694          508           --       48,202
    Municipals..................................      14,055          242           --       14,297
    FHLMC mortgage-backed securities............      10,551          179           --       10,730
    GNMA mortgage-backed securities.............       8,212           --           72        8,140
    Other debt Securities.......................       1,000            1           --        1,001
                                                  -----------  -----------  -----------  -----------
Total securities available-for-sale............. $    90,039  $       930  $        75  $    90,894
                                                  ===========  ===========  ===========  ===========
Securities held-to-maturity:
    Municipals.................................. $    11,910  $       211  $        --  $    12,121
    FHLMC mortgage-backed securities............       3,573           --           12        3,561
    GNMA mortgage-backed securities.............       2,210           --            7        2,203
    CMOs........................................       2,215           --           25        2,190
                                                  -----------  -----------  -----------  -----------
Total securities held-to-maturity............... $    19,908  $       211  $        44  $    20,075
                                                  ===========  ===========  ===========  ===========

The amortized cost and estimated fair values of securities as of December 31, 2001 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

                                                     Held-to-maturity          Available-for-sale
                                                  ------------------------  ------------------------
                                                                Estimated                 Estimated
                                                   Amortized      Fair       Amortized      Fair
(Dollars in thousands)                               Cost         Value        Cost         Value
                                                  -----------  -----------  -----------  -----------
Due within one year............................. $     1,896  $     1,928  $    10,258  $    10,378
Due after one through five years................       9,260        9,523       63,592       64,805
Due after five through ten years................       4,120        4,257       14,304       14,536
Due after ten years.............................          --           --        1,819        1,815
                                                  -----------  -----------  -----------  -----------
Total........................................... $    15,276  $    15,708  $    89,973  $    91,534
                                                  ===========  ===========  ===========  ===========

Sales of securities available-for-sale resulted in gross realized gains of $732,000, $44,000, and $969,000 during the years ended December 31, 2001, 2000, and 1999, respectively.

Sales of securities available-for-sale did not result in any gross realized losses for the years ended December 31, 2001, 2000 and 1999.

Securities with amortized cost of $20,084,000 and $22,884,000 as of December 31, 2001 and 2000 were pledged to secure public and certain other deposits as required by law or contract.

(4) LOANS

Loans as of December 31 were as follows:

(Dollars in thousands)                               2001         2000
                                                  -----------  -----------
Loans held for sale............................. $    32,461  $    35,931
                                                  ===========  ===========
Loans held for investment
  Commercial.................................... $   208,713  $   200,846
  Real estate - mortgage........................     246,119      230,468
  Real estate - land and construction...........     174,077      171,325
  Consumer......................................       3,833        8,172
                                                  -----------  -----------
Total loans.....................................     632,742      610,811
Deferred loan costs (fees)......................         175          (30)
Allowance for probable loan losses..............     (11,154)      (9,651)
                                                  -----------  -----------
Loans, net...................................... $   621,763  $   601,130
                                                  ===========  ===========

Changes in the allowance for probable loan losses were as follows:

                                                        Years ended December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2001         2000         1999
                                                  -----------  -----------  -----------
Balance, beginning of year...................... $     9,651  $     6,511  $     5,069

Loans charged-off...............................        (709)         (52)        (832)
Recoveries......................................         302           33           76
                                                  -----------  -----------  -----------
Net loans charged-off...........................        (407)         (19)        (756)
Provision for probable loan losses..............       1,910        3,159        2,198
                                                  -----------  -----------  -----------
Balance, end of year............................ $    11,154  $     9,651  $     6,511
                                                  ===========  ===========  ===========

As of December 31, 2001 and 2000, the Company had no loans on nonaccrual status, no loans past due 90 days or more and still accruing interest, and no impaired loans. As of December 31, 1999, the Company had $1,402,000 in loans on nonaccrual status, no significant loans past due 90 days or more and still accruing interest, and no impaired loans. For the year ended December 31, 2001 and 2000, the Company did not have any foregone interest income on non-accrual loans. For the years ended December 31, 1999, the Company had foregone $63,000 of interest income on non-accrual loans. The Company did not recognize any interest income for cash payments received on nonaccrual loans in 2001, 2000, or 1999.

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

HBC, HBEB, HBSV, and BLA make loans to executive officers, directors, and their affiliates in the ordinary course of business. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable terms for the Bank. The following table presents the loans outstanding to related parties for the years ended December 31, 2001 and 2000.

(Dollars in thousands)                               2001         2000
                                                  -----------  -----------
Beginning balance............................... $     2,075  $     1,456
Advances on loans during the year...............       3,214        1,517
Repayment on loans during the year..............      (1,212)        (898)
                                                  -----------  -----------
Ending balance.................................. $     4,077  $     2,075
                                                  ===========  ===========

Loan Servicing

At December 31, 2001 and 2000, the Company serviced loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $50,718,000 and $12,264,000, respectively.

At December 31, 2001, the balance of the servicing assets was $783,000, and its market value was $956,000. There was no valuation allowance as of December 31, 2001. The I/O strip receivable was recorded at $2,142,000, net of an unrealized loss of $28,000. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans which was included in interest income was $366,000 in 2001 and was not significant in 2000 and 1999. Amortization of the related assets for 2001 was $643,000. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the year ended December 31, 2001, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

(5) PREMISES AND EQUIPMENT

Premises and equipment as of December 31 were as follows:

(Dollars in thousands)                               2001         2000
                                                  -----------  -----------
Furniture and equipment......................... $     6,882  $     6,064
Leasehold improvements..........................       3,949        3,859
                                                  -----------  -----------
                                                      10,831        9,923
Accumulated depreciation and amortization.......      (5,361)      (3,834)
                                                  -----------  -----------
Premises and equipment, net..................... $     5,470  $     6,089
                                                  ===========  ===========

Depreciation expense was $1,527,000 and $777,000, and $706,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

(6) DEPOSITS

At December 31, 2001, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)

Year
------------------------------------------------
2002............................................ $   246,575
2003............................................      34,691
2004..............................................     8,961
2005..............................................       521
                                                  -----------
Total time deposits............................. $   290,748
                                                  ===========

(7) BORROWING ARRANGEMENTS

FHLB Borrowings & Available Lines of Credit

The Company maintains a collateralized line of credit with the Federal Home Loan Bank (the FHLB) of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2001, the Company had no borrowing from FHLB. At December 31, 2001, the Company has federal funds purchase lines and lines of credit of totaling $46,000,000.

                                                               December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2001         2000         1999
                                                  -----------  -----------  -----------
Long-term borrowings:
   FHLB loan, fixed rate of 5.84%............... $        --  $        --  $     2,000
   FHLB loan, fixed rate of 6.29%...............          --           --        3,000
                                                  -----------  -----------  -----------
     Total long-term borrowings.................          --           --        5,000
Short-term borrowings...........................          --       18,000        7,000
                                                  -----------  -----------  -----------
     Total FHLB borrowings...................... $        --  $    18,000  $    12,000
                                                  ===========  ===========  ===========

Information concerning borrowings under the above arrangements is as follows:

                                                               December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2001         2000         1999
                                                  -----------  -----------  -----------
Average balance during the year................. $     2,436  $     2,020  $    16,887
Average interest rate during the year...........        5.80%        5.17%        5.30%
Maximum month-end balance during the year ...... $        --  $    18,000  $    14,000
Average rate at December 31.....................          --         5.13%        7.44%

(8) Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust

The Company has three special purpose entities "SPE's" which are consolidated into the Company's financial statements and were formed for the exclusive purpose of raising capital through the issuance of Mandatorily Redeemable Trust Preferred Securities. For financial reporting purposes, the Subordinated Debentures and related trust investments in the Subordinated Debentures have been eliminated in consolidation and the Trust Preferred Securities are included in the consolidated balance sheet. Under applicable regulatory guidelines all of the Trust Preferred Securities currently qualify as Tier I capital.

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

Holders of the trust preferred securities are entitled to cumulative cash distributions at an annual rate of 10 7/8% of the liquidation amount of $1,000 per security. The distributions on the trust preferred securities are treated as interest expense in the consolidated income statements. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the Subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Trust Preferred Securities.

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

During the third quarter of 2001, Heritage Capital Statutory Trust II issued 5,000 Floating Rate Capital Securities, with a liquidation value of $1,000 per security to the Company for gross proceeds of $5,000,000. The entire proceeds of the issuance were invested by Heritage Capital Statutory Trust II in $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures, with identical maturity, repricing and payment terms as the Floating Rate Capital Securities (the "Subordinated Debentures") issued by the Company. The Subordinated Debentures represent the sole assets of Heritage Capital Statutory Trust II. The Subordinated Debentures mature on July 31, 2031, bear an initial interest rate of 7.29% (based on 3-month LIBOR plus 3.58%), the current interest rate is 5.75%, repricing and payable semi-annually, and are redeemable by the Company at a premium beginning on or after July 31, 2006 based on a percentage of the principal amount of the Subordinated Debentures as stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after July 31, 2011 with proper notification. The Floating Rate Capital Securities are subject to mandatorily redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on July 31, 2031. The Subordinated Debentures bear the same terms and interest rates as the Floating Rate Capital Securities.

Holders of the Floating Rate Capital Securities are entitled to cumulative cash distribution on the liquidation amount of $1,000 per security beginning on July 31, 2001 and ending on October 31, 2001 at an initial rate per annum of 7.29% and shall bear interest for each successive period beginning on (and including) October 31, 2001, and each succeeding Distribution Payment Date and ending at the next succeeding Distribution Payment Date at a rate per annum equal to the 3-month LIBOR, plus 3.58% (current interest rate of 5.75%); provided , however, that prior to July 31, 2011, such annual rate shall not exceed 12.50%. The distributions on the Floating Rate Capital Securities are treated as interest expense in the consolidated income statements. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Floating Rate Capital Securities issued in the offering were sold in private transactions pursuant to an applicable exemptions from registration under the Securities Act of 1933, as amended. The Company has guaranteed on a subordinated basis, distributions and other payments due on the Floating Rate Capital (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the Subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Floating Rate Capital Securities.

The total amount of Trust Preferred Securities outstanding at December 31, 2001 and 2000 was 19,000,000 and 14,000,000, respectively. The amount of deferred costs at December 31, 2001 and 2000 was $548,000 and $413,000, respectively. The amortization of the deferred costs at December 31, 2001 and 2000 was $16,000 and 7,000, respectively.

(9) INCOME TAXES

The provision for income taxes for the years ended December 31, consisted of the following:

                                                               December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2001         2000         1999
                                                  -----------  -----------  -----------
Current:
  Federal....................................... $       534  $     2,052  $     2,512
  State.........................................       1,425          606          803
                                                  -----------  -----------  -----------
Total current...................................       1,959        2,658        3,315
                                                  -----------  -----------  -----------
Deferred:
  Federal.......................................       1,911          184         (640)
  State.........................................         540          207          (69)
                                                  -----------  -----------  -----------
Total deferred..................................       2,451          391         (709)
                                                  -----------  -----------  -----------
Provision for income taxes...................... $     4,410  $     3,049  $     2,606
                                                  ===========  ===========  ===========

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                                               December 31,
                                                  -------------------------------------
                                                     2001         2000         1999
                                                  -----------  -----------  -----------
Statutory federal income tax rate...............        35.0%       35.0%       35.0%
State income taxes, net of federal tax benefit..         4.9          3.1          6.6
Merger cost.....................................          --          6.9           --
Non-taxable interest income.....................        (2.2)        (3.2)        (3.2)
Officers' life insurance........................        (3.0)        (3.1)        (1.9)
Other...........................................         3.1         (2.7)        (0.7)
                                                  -----------  -----------  -----------
Effective tax rate..............................        37.8%       36.0%       35.8%
                                                  ===========  ===========  ===========

Net deferred tax asset as of December 31 consists of the following:

                                                       December 31,
                                                  ------------------------
(Dollars in thousands)                               2001         2000
                                                  -----------  -----------
Deferred tax assets:
    Allowance for loan losses................... $     4,546  $     3,491
    Accrued expenses............................       1,142            8
    State income taxes..........................         484           91
    Securities available-for-sale...............          --           --
    Net operating loss carryforward.............         396          519
    Other.......................................         511          106
                                                  -----------  -----------
Total deferred tax assets.......................       7,079        4,215
                                                  -----------  -----------
Deferred tax liabilities:
    Securities available-for-sale...............        (609)        (332)
    Loan fees...................................        (143)        (172)
    State income taxes..........................          --           --
    Other.......................................        (596)        (154)
                                                  -----------  -----------
Total deferred tax liabilities..................      (1,348)        (658)
                                                  -----------  -----------
Net deferred tax assets......................... $     5,731  $     3,557
                                                  ===========  ===========

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The Company has net operating loss carryforwards of $1,166,000 for federal income tax purposes and zero for California. The federal net operating losses expire in 2005. These loss related to the entity that was the predecessor of the Bank of Los Altos, and are subject to restrictions as a result of the change of control that limits the maximum annual recovery of the net operating loss to $290,000

(10) STOCK BASED COMPENSATION

The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. Future grants under the Plan equal 438,724 shares as of December 31, 2001. Option activity under the Plan is as follows:

                                                                                     Weighted
                                                                          Number      Average
                                                                            of       Exercise
                                                                          Shares       Price
                                                                        -----------  ---------
Options Outstanding at January 1, 1999
(1,195,274 exercisable at a weighted average exercise price of $4.58)..  1,834,528  $    5.23
Granted (weighted average fair value of $6.46).........................    255,634  $   12.68
Exercised..............................................................   (109,467) $    4.07
Cancelled..............................................................    (24,461) $    7.96
                                                                        -----------  ---------
Options Outstanding at December 31, 1999
(1,475,340 exercisable at a weighted average exercise price of $5.22)..  1,956,234  $    6.26
Granted (weighted average fair value of $5.14).........................    246,144  $    8.17
Exercised..............................................................   (562,475) $    3.27
Cancelled..............................................................    (66,070) $    9.14
                                                                        -----------  ---------
Options Outstanding at December 31, 2000
(1,086,985 exercisable at weighted average exercise price of $6.54)....  1,573,833  $    7.79
Granted (weighted average fair value of $3.14).........................    181,500  $    8.22
Exercised..............................................................   (175,842) $    3.70
Cancelled..............................................................    (32,840) $   10.78
                                                                        -----------  ---------
Options Outstanding at December 31, 2001
(1,148,381 exercisable at weighted average exercise price of $7.69)....  1,546,651  $    8.25
                                                                        ===========

Additional information regarding options outstanding under the Plan as of December 31, 2001 is as follows:

                                   Weighted
                                    Average    Weighted                Weighted
                                   Remaining    Average                 Average
Range of               Number     Contractual  Exercise     Number     Exercise
Exercise Prices      Outstanding  Life (Yrs.)    Price   Exercisable     Price
------------------- ------------- -----------  --------- ------------  ---------
$ 1.42 - $4.41....       408,439        3.08  $    2.86      408,439  $    2.86
$ 4.42 - $5.32....        62,128        5.46  $    5.23       62,128  $    5.23
$ 5.33 - $9.70....       532,164        7.85  $    8.84      303,109  $    9.08
$ 9.71 - $16.37...       543,920        7.53  $   12.05      374,705  $   12.23
                    -------------                        ------------
$ 1.42 - $16.37...     1,546,651        6.38  $    8.25    1,148,381  $    7.69
                    =============                        ============

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option arrangements.

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 1.7% for 2001, 5.7% for 2000, and 5.5% for 1999; stock volatility of 31% in 2001, and 35% in 2000 and 39% in 1999; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                             Years ended December 31,
                                                       ---------------------------------
(Amounts in thousands, except per share data)             2001        2000       1999
                                                       ----------  ----------  ---------
Net income
    As reported...................................... $    7,268  $    5,429  $   4,669
    Pro forma........................................ $    6,643  $    4,835  $   4,171

Net income per common share - basic
    As reported...................................... $     0.66  $     0.51  $    0.47
    Pro forma........................................ $     0.60  $     0.46  $    0.42

Net income per common share - diluted
    As reported...................................... $     0.64  $     0.49  $    0.43
    Pro forma........................................ $     0.58  $     0.44  $    0.38

(11) LEASES

The Company leases its premises under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

(Amounts in thousands)
Year ending December 31,
-----------------------------------------------------
   2002.............................................. $    2,091
   2003..............................................      2,039
   2004..............................................      2,023
   2005..............................................      1,905
   2006..............................................      1,819
 Thereafter..........................................      5,073
                                                       ----------
 Total............................................... $   14,950
                                                       ==========

Rent expense under operating leases was $2,201,000, $1,676,000, and $1,387,000, during the years ended December 31, 2001, 2000, and 1999. Rent expense was reduced by deferred rent concessions on one of the Company's locations of $46,000 for the years ended December 31, 2001, 2000, and 1999.

(12) BENEFIT PLANS

The Company offers a 401(k) savings plan. All salaried employees are eligible to contribute up to 20% of their pre-tax compensation (to a maximum of $10,500 in 2001) to the plan through salary deductions under Section 401(k) of the Internal Revenue Code. Beginning in 2001, the Company matched up to $1,500 for each employee's contributions. Contributions paid in 2001 were $313,000.

The Company also sponsors an employee stock ownership plan. The plan allows the Company to purchase shares on the open market and award those shares to certain employees in lieu of paying cash bonuses. To be eligible to receive an award of shares under this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company, or its subsidiaries, on December 31. Awards under this plan generally vest over four years. During 2001and 2000, the Company made contributions of $244,000 and $250,000 into the plan. The amount contributed into this plan was recognized as salaries and benefits expense in the Company's financial statements. On September 7, 2001, the ESOP borrowed $1,000,000 from an unaffiliated third party lender in order to fund the purchase of common stock of the Company. This loan is being repaid with annual installments of principal of $250,000 until September 7, 2005, at which time all outstanding balance on principal together with accrued interest shall be due and payable. An annual rate of interest, equal to Prime rate plus 0.50% floating on a daily basis, shall be due on the first day of each month. The funds for repayment will be primarily coming from the Company's contributions to the ESOP over a similar time period. The loan is collaterized by the 122,000 shares of the Company's common stock held by the ESOP. At December 31, 2001, the ESOP owned approximately 199,000 shares of the Company's stock.

The Company also has a nonqualified deferred compensation plan for the directors ("Deferral Plan"). Under the Deferral Plan, a participating director may defer up to 100% of his monthly board fees into the Deferral Plan for up to ten years. Amounts deferred earn interest at the rate of 8% per annum. The director may elect a distribution schedule of up to ten years with interest accruing (at the same 8%) on the declining balance. The Company's deferred compensation obligation of $192,000 and $200,000 as of December 31, 2001 and 2000 is included in "Accrued interest payable and other liabilities".

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

The Company has a supplemental retirement plan covering key executives and directors (Plan). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. The Company has purchased insurance on the lives of the directors and executive officers in the plan and intends to use the cash values of these policies ($22,034,000 and $15,983,000 at December 31, 2001 and 2000, respectively) to pay the retirement obligations. The accrued pension obligation was $2,596,000 and $2,125,000 as of December 31, 2001 and 2000, respectively, and is included in "Accrued interest payable and other liabilities".

The following table sets forth the unqualified supplemental retirement defined benefit pension plan's status at December 31:

(Amounts in thousands)                                    2001        2000
Change in projected benefit obligation                ----------  ----------
  Projected benefit obligation at beginning of year.. $    2,150  $      253
  Service cost.......................................        378       1,879
  Interest cost......................................        113          18
  Actuarial gain.....................................       (242)         --
                                                       ----------  ----------
  Projected benefit obligation at end of year........ $    2,399  $    2,150
                                                       ==========  ==========

(Amounts in thousands)                                    2001        2000
Change in Plan assets                                 ----------  ----------
   Fair value of Plan assets at beginning of year.... $       --  $       --
   Fair value of Plan assets at end of year.......... $       --  $       --

Funding
   Unfunded Status................................... $   (2,399) $   (2,150)
   Unrecognized net actuarial (gain)/loss............       (192)         25
                                                       ----------  ----------
   Accrued pension cost.............................. $   (2,591) $   (2,125)
                                                       ==========  ==========

Weighted-average assumptions as of December 31
   Discount rate.....................................       7.00%       7.00%
   Rate of compensation increase.....................         N/A         N/A
   Expected return on Plan assets....................         N/A         N/A

The elements of pension costs for the unqualified supplemental retirement defined benefit pension plan at December 31, was as follows:

(Amounts in thousands)                                    2001        2000
Components of net periodic benefits cost              ----------  ----------
   Service cost...................................... $      378  $    1,879
   Interest cost.....................................        113          18
   Amortization of gains.............................        (25)         --
                                                       ----------  ----------
   Net periodic benefit cost......................... $      466  $    1,897
                                                       ==========  ==========

The net periodic pension cost was determined using the following assumptions:

                                                          2001        2000
                                                       ----------   ----------
Discount rate........................................       7.00%       7.00%
Rate of compensation increase........................         N/A         N/A
Expected return on Plan assets.......................         N/A         N/A

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

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2001 and 2000 were as follows:

                                                                2001                    2000
                                                                   Estimated              Estimated
                                                        Carrying      Fair     Carrying     Fair
(Amounts in thousands)                                  Amounts      Value      Amounts     Value
                                                       ----------  ----------  ---------  ---------
Assets
  Cash and cash equivalents.......................... $  106,319  $  106,319  $  60,069  $  60,069
  Securities.........................................    106,810     107,242    110,802    110,969
  Loans, including loans held for sale, net..........    654,224     657,336    637,061    639,365
  Other investments..................................     24,779      24,779     18,957     18,957

Liabilities
  Time deposits...................................... $  290,748  $  295,732  $ 242,415  $ 243,184
  Other deposits.....................................    517,160     517,160    495,771    495,771
  Federal Home Loan Bank borrowings..................         --          --     18,000     18,000
  Mandatorily redeemable cumulative
    trusts preferred securities......................     19,000      19,727     14,000     14,000

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

Other Investments

Other investments consist of FRB and FHLB stock and the cash surrender value of the Company Owned Life Insurance policies. The carrying amount represents a reasonable estimate of fair value.

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

Commitments to extend credit as of December 31, were as follows:

(Dollars in thousands)                                    2001        2000
                                                       ----------  ----------
Commitments to extend credit......................... $  275,796  $  351,401
Standby letters of credit............................      2,526       6,792
                                                       ----------  ----------
                                                      $  278,322  $  358,193
                                                       ==========  ==========

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

In addition to the above, the Company is involved in a number of legal actions arising from normal business activities. Management, based upon the advise of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2001, the Company and the Banks meets all capital adequacy guidelines to which it is subject.

The most recent notification from the FDIC for the Banks as of December 31, 2001 and 2000 categorized HBC, HBEB, HBSV, and BLA as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Banks must maintain minimum total risk- based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's actual capital amounts and ratios are presented in the table.

                                      Actual                For Capital Adequacy Purposes
                                --------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio
                                ---------  ---------  ---------  -------------------------------
 As of December 31, 2001
 Total Capital................ $ 101,262       13.0% $  62,315   (greater than or equal to) 8.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  91,598       11.8% $  31,162   (greater than or equal to) 4.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  91,598       10.2% $  35,921   (greater than or equal to) 4.0%
  (to average assets)

 As of December 31, 2000
 Total Capital................ $  88,409       11.7% $  60,451   (greater than or equal to) 8.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  78,982       10.5% $  30,088   (greater than or equal to) 4.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  78,982        9.3% $  33,971   (greater than or equal to) 4.0%
  (to average assets)

HBC's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well-Capitalized Under Prompt
                                      Actual                For Capital Adequacy Purposes                Corrective Action Provisions
                                --------------------  ------------------------------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio                Amount                 Ratio
                                ---------  ---------  ---------  -------------------------------  ---------  -------------------------------
 As of December 31, 2001
 Total Capital................ $  50,441       12.7% $  31,749   (greater than or equal to) 8.0%    39,686   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  45,460       11.5% $  15,881   (greater than or equal to) 4.0%    23,822   (greater than or equal to) 6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  45,460        9.7% $  18,746   (greater than or equal to) 4.0%    23,433   (greater than or equal to) 5.0%
  (to average assets)

 As of December 31, 2000
 Total Capital................ $  44,148       10.3% $  34,290   (greater than or equal to) 8.0%    42,862   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  38,800        9.1% $  17,055   (greater than or equal to) 4.0%    25,582   (greater than or equal to) 6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  38,800        8.3% $  18,699   (greater than or equal to) 4.0%    23,374   (greater than or equal to) 5.0%
  (to average assets)

HBEB's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well-Capitalized Under Prompt
                                      Actual                For Capital Adequacy Purposes                Corrective Action Provisions
                                --------------------  ------------------------------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio                Amount                 Ratio
                                ---------  ---------  ---------  -------------------------------  ---------  -------------------------------
 As of December 31, 2001
 Total Capital................ $  12,105       11.6% $   8,377   (greater than or equal to) 8.0%    10,471   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  10,847       10.4% $   4,188   (greater than or equal to) 4.0%     6,282   (greater than or equal to) 6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  10,847        8.4% $   5,171   (greater than or equal to) 4.0%     6,464   (greater than or equal to) 5.0%
  (to average assets)

 As of December 31, 2000
 Total Capital................ $   8,704       10.9% $   6,388   (greater than or equal to) 8.0%     7,985   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $   7,734        9.7% $   3,189   (greater than or equal to) 4.0%     4,784   (greater than or equal to) 6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $   7,734        8.6% $   3,597   (greater than or equal to) 4.0%     4,497   (greater than or equal to) 5.0%
  (to average assets)

HBSV's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well-Capitalized Under Prompt
                                      Actual                For Capital Adequacy Purposes                Corrective Action Provisions
                                --------------------  ------------------------------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio                Amount                 Ratio
                                ---------  ---------  ---------  -------------------------------  ---------  -------------------------------
 As of December 31, 2001
 Total Capital.................$   7,462       13.0% $   4,585   (greater than or equal to) 8.0%     5,731   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital................$   6,745       11.8% $   2,292   (greater than or equal to) 4.0%     3,438   (greater than or equal to) 6.0%
  (to risk-weighted assets)
 Tier 1 Capital................$   6,745        9.9% $   2,731   (greater than or equal to) 4.0%     3,413   (greater than or equal to) 5.0%
  (to average assets)

 As of December 31, 2000
 Total Capital................ $   7,335       15.5% $   3,786   (greater than or equal to) 8.0%     4,732   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $   6,777       14.4% $   1,883   (greater than or equal to) 4.0%     2,824   (greater than or equal to) 6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $   6,777       13.7% $   1,979   (greater than or equal to) 4.0%     2,473   (greater than or equal to) 5.0%
  (to average assets)

BLA's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well-Capitalized Under Prompt
                                      Actual                For Capital Adequacy Purposes                Corrective Action Provisions
                                --------------------  ------------------------------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio                Amount                 Ratio
                                ---------  ---------  ---------  -------------------------------  ---------  -------------------------------
 As of December 31, 2001
 Total Capital................ $  25,068       11.0% $  18,231   (greater than or equal to) 8.0%    22,789   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  22,359        9.8% $   9,117   (greater than or equal to) 4.0%    13,675   (greater than or equal to) 6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  22,359        8.5% $  10,485   (greater than or equal to) 4.0%    13,106   (greater than or equal to) 5.0%
  (to average assets)

 As of December 31, 2000
 Total Capital................ $  21,476       10.9% $  15,762   (greater than or equal to) 8.0%    19,703   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  19,218        9.8% $   7,844   (greater than or equal to) 4.0%    11,766   (greater than or equal to) 6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  19,218        7.6% $  10,115   (greater than or equal to) 4.0%    12,643   (greater than or equal to) 5.0%
  (to average assets)

The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2001 and 2000, the Company maintained reserves of $10,492,000 and $7,224,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At December 31, 2001, the amount available for such dividend without prior written approval was approximately $10,675,000 for HBC, zero for HBEB, zero for HBSV, and $6,313,000 for BLA. Similar restrictions apply to the amounts and sum of loans advances and other transfers of funds from the banks to the Company.

(16) PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial statements of Heritage Commerce Corp (parent company only) follow:

CONDENSED BALANCE SHEETS

                                                                   December 31,  December 31,
                                                                       2001          2000
                                                                   ------------  ------------
Cash and cash equivalents........................................ $      5,747  $      5,746
Investment in and advancements to subsidiaries...................       87,106        73,476
Other assets.....................................................        2,963         2,540
                                                                   ------------  ------------
        Total.................................................... $     95,816  $     81,762
                                                                   ============  ============

Liabilities...................................................... $      1,664  $      1,606
Amounts due to nonbank subsidiaries..............................       19,578        14,423
Shareholders' equity.............................................       74,574        65,733
                                                                   ------------  ------------
        Total.................................................... $     95,816  $     81,762
                                                                   ============  ============

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the Years Ended,
                                                                   ----------------------------------------
                                                                   December 31,  December 31,  December 31,
                                                                       2001          2000          1999
                                                                   ------------  ------------  ------------
Dividends from Bank subsidiaries................................. $         --  $        250  $         --
Interest income..................................................          141           243           204
Management and service fees......................................        8,573         6,995            --
Other income.....................................................           --           100            --
Interest expense.................................................           --            (2)          (16)
Other expenses...................................................      (12,923)      (10,552)          (61)
                                                                   ------------  ------------  ------------
Income (loss) before equity in net income of subsidiary banks....       (4,209)       (2,966)          127
Equity in undistributed net income of subsidiaries...............        9,897         7,218         4,582
Income tax benefit (expense).....................................        1,580         1,177           (40)
                                                                   ------------  ------------  ------------
Net income.......................................................        7,268         5,429         4,669
Other comprehensive income.......................................          506         1,769        (1,796)
                                                                   ------------  ------------  ------------
Comprehensive income............................................. $      7,774  $      7,198  $      2,873
                                                                   ============  ============  ============

CONDENSED STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended,
                                                                   ----------------------------------------
                                                                   December 31,  December 31,  December 31,
                                                                       2001          2000          1999
                                                                   ------------  ------------  ------------
Cash flows from operating activities:
Net Income....................................................... $      7,268  $      5,429  $      4,669
Adjustments to reconcile net income to net cash provided by
  (used in) operations:
   Provision for deferred income taxes...........................       (1,580)       (1,177)           40
   Equity in undistributed losses of subsidiaries................       (9,897)       (7,218)       (4,582)
   Net change in other assets....................................           84        (1,177)          (21)
   Net change in other liabilities...............................          809         1,653           (31)
                                                                   ------------  ------------  ------------
Net cash provided by (used in) by operating activities                  (3,316)       (2,490)           75

Cash flows from investing activities:
   Other (dividends received from Bank subsidiaries).............           --       (17,079)         (250)
   Cash distributed to Bank  subsidiaries........................       (2,750)           --        (2,985)
Net cash used in investing activities                              ------------  ------------  ------------
                                                                        (2,750)      (17,079)       (3,235)

Cash flows from financing activities:
   Proceeds from issuance of common stock........................        1,067         1,991        11,681
   Proceeds from issuance of long-term debt......................        5,000        14,000            --
   Proceeds from other short-term borrowings.....................           --            --         4,000
   Repayments of other short-term borrowings.....................           --        (2,000)       (2,000)
                                                                   ------------  ------------  ------------
Net cash provided by financing activities........................        6,067        13,991        13,681
                                                                   ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents.............            1        (5,578)       10,521
Cash and cash equivalents, beginning of year.....................        5,746        11,324           803
                                                                   ------------  ------------  ------------
Cash and cash equivalents, end of year........................... $      5,747  $      5,746  $     11,324
                                                                   ============  ============  ============

EXHIBIT INDEX

			Incorporated by Reference to Form
		Filed Herewith	8-A Dated	10-Q Dated	10-K Dated	Exhibit No.
2.1

Agreement and Plan of Merger and Reorganization dated as of May 9, 2000 between Heritage Commerce Corp and Western Holdings Bancorp (incorporated by reference from Annex A of the registration statement on Form S- 4, Registration No. 333-40384, filed with the Commission on June 29, 2000)

3.1	Heritage Commerce Corp Restated Articles of Incorporation as amended effective June 29, 2001			6-30-01		3.1
3.2	Heritage Commerce Corp Bylaws as amended to September 27, 2001			9-30-01		3.2
4.1	The indenture, dated as of March 23, 2000, between Heritage Commerce Corp, as Issuer, and The Bank of New York, as Trustee				4-6-01 (10-K/A Amendment No. 1)	4.1
4.2	Amended and restated declaration of Trust, Heritage Capital Trust I dated as of March 23, 2000				4-6-01 (10-K/A Amendment No. 1)	4.2
4.3	The indenture, dated as of September 7, 2000, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee.				4-6-01 (10-K/A Amendment No. 1)	4.3
4.4	Amended and restated declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and Heritage Commerce Corp, as Sponsor				4-6-01 (10-K/A Amendment No. 1)	4.4
4.5	Heritage Commerce Corp Rights Agreement dated as of November 1, 2001, including Form of Right Certificate attached thereto as Exhibit B		11-15-01			4
4.6	The indenture, dated as of July 31, 2001, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee	X				4.6
4.7	Amended and restated declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and Heritage Commerce Corp, as Sponsor	X				4.7
10.1	Real Property Leases for properties located at 150 Almaden Blvd., San Jose and 100 Park Center Plaza, San Jose.		3-5-98			10.1
10.2	Employment agreement with Mr. Rossell dated June 8, 1994*		3-5-98			10.2
10.3	Employment agreement with Mr. Gionfriddo dated June 8, 1994 *		3-5-98			10.3
10.4	Amendment No. 2 to Employment Agreement with Mr. Gionfriddo *				3-31-98	10.4
10.5	Employment agreement with Mr. Conniff dated April 30, 1998 *				3-31-99	10.5
10.6	Employment agreement with Mr. Nethercott dated April 16, 1998 *				3-31-99	10.6
10.7	Employment agreement with Mr. McGovern dated July 16, 1998 *				3-31-99	10.7
21.1	Subsidiaries of the registrant	X
23.1	Consent of Deloitte & Touche LLP	X
23.2	Consent of Arthur Andersen LLP	X