Form 10-Q
period 2002-03-31
HERITAGE COMMERCE CORP
filed 2002-05-15
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

The Registrant had 11,135,178 shares of Common Stock outstanding on May 14, 2002.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     March 31,   December 31,
(Dollars in thousands)                                                2002          2001
                                                                  ------------  ------------
                           ASSETS
Cash and due from banks......................................... $     39,865  $     27,015
Interest bearing deposits in banks..............................        8,471         7,704
Federal funds sold..............................................       75,600        71,600
                                                                  ------------  ------------
               Total cash and cash equivalents..................      123,936       106,319
Securities available-for-sale, at fair value....................       85,998        91,534
Securities held-to-maturity, at amortized cost
   (fair value of $14,835 at March 31, 2002 and
    $15,708 at December 31, 2001, respectively).................       14,427        15,276
Loan held for sale, at lower of cost or market..................       33,578        32,461
Loans, net of deferred fees.....................................      634,184       632,917
Allowance for probable loan losses..............................      (11,519)      (11,154)
                                                                  ------------  ------------
               Loans, net.......................................      622,665       621,763
Premises and equipment, net.....................................        5,180         5,470
Accrued interest receivable and other assets....................       18,611        15,128
Other investments...............................................       25,748        24,779
                                                                  ------------  ------------
               TOTAL............................................ $    930,143  $    912,730
                                                                  ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing............................... $    216,534  $    206,637
      Demand, interest bearing..................................       79,142        80,529
      Savings and money market..................................      257,785       229,994
      Time deposits, under $100.................................       62,712        72,608
      Time deposits, $100 and over..............................      137,659       150,144
      Brokered deposits.........................................       70,207        67,996
                                                                  ------------  ------------
   Total deposits...............................................      824,039       807,908
   Accrued interest payable and other liabilities...............       11,213        11,248
   Mandatorily redeemable cumulative trust preferred
      securities of subsidiary grantor trust....................       19,000        19,000
                                                                  ------------  ------------
               Total liabilities................................      854,252       838,156
                                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred Stock, no par value; 10,000,000 shares authorized;
      none outstanding..........................................           --            --
   Common Stock, no par value;  30,000,000 shares authorized;
      Shares outstanding: 11,132,462 at March 31, 2002
      and 11,114,967 at December 31, 2001.......................       63,704        63,535
   Accumulated other comprehensive income, net of taxes.........          656         1,021
   Retained earnings............................................       11,531        10,018
                                                                  ------------  ------------
               Total shareholders' equity.......................       75,891        74,574
                                                                  ------------  ------------
               TOTAL............................................ $    930,143  $    912,730
                                                                  ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                            Three Months Ended
                                                                  March 31,
                                                          ------------------------
(Dollars in thousands, except per share data)                 2002         2001
                                                          -----------  -----------
Interest income:
   Loans, including fees................................ $    11,609  $    15,801
   Securities,  taxable.................................       1,064        1,416
   Securities,  non-taxable.............................         141          152
   Interest bearing deposits in banks...................          27           36
   Federal funds sold...................................         230          740
                                                          -----------  -----------
Total interest income                                         13,071       18,145
                                                          -----------  -----------
Interest expense:
   Deposits.............................................       3,800        6,593
   Mandatorily redeemable trust preferred securities....         481          376
   Other................................................          11          113
                                                          -----------  -----------
Total interest expense..................................       4,292        7,082
                                                          -----------  -----------
Net interest income before provision for probable
  loan losses...........................................       8,779       11,063
Provision for probable loan losses......................         675          527
                                                          -----------  -----------
Net interest income after provision for probable
  loan losses...........................................       8,104       10,536
                                                          -----------  -----------
Noninterest income:
   Gain on sale of loans................................         421          273
   Service charges and other fees on deposit accounts...         316          208
   Gain on sale of securities available-for-sale........         287          142
   Other investment income..............................         275          268
   Servicing income.....................................         268          131
   Other ...............................................         323          216
                                                          -----------  -----------
Total noninterest income................................       1,890        1,238
                                                          -----------  -----------
Noninterest expenses:
   Salaries and employee benefits.......................       4,534        4,818
   Occupancy............................................         718          680
   Furniture and equipment..............................         356          368
   Loan origination costs...............................         290          299
   Professional fees....................................         225          330
   Client services......................................         158          292
   Advertising and promotion............................         130          223
   Stationery & supplies................................          76          133
   Telephone expense....................................          74           89
   Other................................................       1,140        1,035
                                                          -----------  -----------
Total noninterest expenses..............................       7,701        8,267
                                                          -----------  -----------
Income before provision for income taxes................       2,293        3,507
Provision for income taxes..............................         780        1,326
                                                          -----------  -----------
Net income.............................................. $     1,513  $     2,181
                                                          ===========  ===========
Earnings per share:

     Basic.............................................. $      0.14  $      0.20
                                                          ===========  ===========

     Diluted............................................ $      0.13  $      0.19
                                                          ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended
                                                                              March 31,
                                                                    --------------------------
(Dollars in thousands)                                                     2002         2,001
                                                                    ------------  ------------
Cash flows from operating activities:
Net income........................................................ $      1,513  $      2,181
Adjustments to reconcile net income to net cash used in
    operating activities:
Depreciation and amortization.....................................          392           420
Provision for probable loan losses................................          675           527
Gain on sale of securities available-for-sale.....................         (287)         (142)
Net amortization of premiums / accretion of discounts.............          190           (86)
Gain on sale of loans held for sale...............................         (421)         (273)
Proceeds from sales of loans held for sale........................       11,624        10,430
Originations of loans held for sale...............................      (18,745)      (15,872)
Maturities/payoffs of loans held for sale.........................        6,425           150
Effect of changes in:
    Accrued interest receivable and other assets..................       (3,418)        1,894
    Accrued interest payable and other liabilities................          202        (1,157)
                                                                    ------------  ------------
Net cash used in operating activities.............................       (1,850)       (1,928)
                                                                    ------------  ------------
Cash flows from investing activities:
Net increase in loans.............................................       (1,577)       35,075
Purchases of securities available-for-sale........................       (9,597)      (20,362)
Maturities/paydowns/calls of securities available-for-sale........        6,776         3,785
Proceeds from sales of securities available-for-sale..............        7,783        26,586
Maturities/paydowns/calls of securities held-to-maturity..........          852           334
Purchases of corporate owned life insurance.......................         (275)       (3,004)
Purchases of other investments....................................         (694)         (349)
Purchases of property and equipment...............................         (101)         (237)
                                                                    ------------  ------------
Net cash provided by investing activities.........................        3,167        41,828
                                                                    ------------  ------------
Cash flows from financing activities:
Net increase in deposits..........................................       16,131        52,022
Proceeds from exercise of stock options...........................           25           514
Net increase in additional paid-in capital option.................          144            --
Net change in FHLB borrowings.....................................           --       (18,000)
                                                                    ------------  ------------
Net cash provided by financing activities.........................       16,300        34,536
                                                                    ------------  ------------
Net increase in cash and cash equivalents.........................       17,617        74,436
Cash and cash equivalents, beginning of period....................      106,319        60,069
                                                                    ------------  ------------
Cash and cash equivalents, end of period.......................... $    123,936  $    134,505
                                                                    ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest....................................................... $      5,407  $      7,037
   Income taxes................................................... $      3,650  $         --

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2002
(Unaudited)

1)   Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiaries: Heritage Bank of Commerce (HBC), Heritage Bank East Bay (HBEB), Heritage Bank South Valley (HBSV), and Bank of Los Altos (BLA), and Heritage Capital Trust I, Heritage Statutory Trust I, and Heritage Statutory Trust II, which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities, have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

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

The results for the three months ended March 31, 2002 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2002.

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

                                                            Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                             2002         2001
                                                          -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share...............  11,122,179   11,011,558
Dilutive effect of stock options outstanding,
    using the treasury stock method.....................     272,544      340,547
                                                          -----------  -----------
Shares used in computing diluted earnings per share.....  11,394,723   11,352,105
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

                                                            Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                             2002         2001
(Dollars in thousands)                                    -----------  -----------
Net income.............................................. $     1,513  $     2,181
                                                          -----------  -----------
Other comprehensive income (loss), net of tax:
    Net unrealized holding gain (loss) on
    available-for-sale securities during the period.....        (176)         705
Less: reclassification adjustment for realized
    gains on available-for-sale securities
    included in net income during the period............        (189)         (91)
                                                          -----------  -----------
Other comprehensive income (loss) ......................        (365)         614
                                                          -----------  -----------
Comprehensive income.................................... $     1,148  $     2,795
                                                          ===========  ===========

4)   Business Combinations and Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" which addresses the elimination of pooling accounting treatment in business combinations and SFAS No. 142, "Goodwill and Other Intangible Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No. 141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. The adoption of these statements did not have any impact on the Company's consolidated financial position, results of operations, or cash flows as the Company did not have any goodwill or intangible assets at January 1, 2002 and had not engaged in any business combinations which would have been affected.

5) Reclassifications

Certain amounts in the December 31, 2001 and March 31, 2001 financial statements have been reclassified to conform to the March 31, 2002 financial statement presentation.

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company's allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 20.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (I/O) strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the quarter ended March 31, 2002, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. Variations in prevailing interest rates on borrowed funds, changes in the unemployment rate and changes in general economic conditions, among other factors, could cause changes in the prepayment experience. A corresponding decrease in the value of the I/O strip receivable would also be expected.

RESULTS OF OPERATIONS

Overview

Net income for the three months ended March 31, 2002 was $1,513,000, or $0.13 per diluted share, compared to $2,181,000, or $0.19 per diluted share, for the three months ended March 31, 2001. Annualized return on average assets and return on average equity for the three months ended March 31, 2002 were 0.67% and 8.11% compared with returns of 1.03% and 13.06% for the same period in the prior year.

For the three months ended March 31, 2002, as compared with the same period in the prior year, net interest income decreased from $11,063,000 to $8,779,000, a decrease of $2,284,000, or 21%. The decrease was primarily a result of the decline in short term interest rates, reflecting the Federal Reserve Board of Governors' reduction in short term interest rates during 2001 and 2002, and the timing of repricing of the Company's interest bearing deposits, partially offset by the overall growth in the Company's earning assets, primarily loans. The Company's net interest margin decreased from 5.67% for the three months ended March 31, 2001 to 4.23% for the three months ended March 31, 2002, a decrease of 25%, reflective of the overall decline in the interest rate environment in 2001 and the fact that the Company's assets reprice more quickly than its liabilities.

Total assets as of March 31, 2002 were $930,143,000, an increase of $47,359,000, or 5%, from $882,784,000 at March 31, 2001, and an increase of $17,413,000, or 2%, from total assets of $912,730,000 at December 31, 2001. Total deposits as of March 31, 2002 were $824,039,000, an increase of $33,831,000, or 4%, from $790,208,000 at March 31, 2001, and an increase of $16,131,000, or 2%, from total deposits of $807,908,000 at December 31, 2001.

Total portfolio loans as of March 31, 2002 were $634,184,000, an increase of $58,415,000, or 10%, from $575,769,000 as of March 31, 2001 and an increase of $1,267,000 from total portfolio loans of $632,917,000 at December 31, 2001. The Company's allowance for loan losses was $11,519,000, or 1.82% of total loans, at March 31, 2002. This compares with an allowance for loan losses of $10,240,000, or 1.78% of total loans, and $11,154,000, or 1.76% of total loans, at March 31, 2001 and December 31, 2001, respectively. The Company's nonperforming assets were $1,026,000 as of March 31, 2002, compared to $1,693,000 as of March 31, 2001. The Company had no nonperforming assets as of December 31, 2001.

The Company's shareholders' equity at March 31, 2002 was $75,891,000, up from $69,042,000 at March 31, 2001 and $74,574,000 as of December 31, 2001. The increase in shareholders' equity is a result of the income generated over the period and the exercise of common stock options offset by the decline in other comprehensive income related to the net decrease in fair value of available for sale securities. Book value per share has increased to $6.82 at March 31, 2002, from $6.23 at March 31, 2001 and $6.71 at December 31, 2001. The Company's leverage capital ratio was 10.22% at March 31, 2002, compared to 9.51% at March 31, 2001and 10.20% at December 31, 2001.

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                            For the Three Months Ended         For the Three Months Ended
                                                 March 31, 2002                     March 31, 2001
                                          ---------------------------------  ---------------------------------
                                                       Interest    Average                Interest    Average
                                           Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                     Balance     Expense      Rate      Balance     Expense      Rate
----------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross............................ $  673,105  $   11,609       6.99% $  627,110  $   15,801      10.22%
Investments securities..................    102,611       1,205       4.76%    106,478       1,568       5.97%
Interest bearing deposits in banks......      8,059          27       1.36%      2,828          36       5.16%
Federal funds sold......................     57,352         230       1.63%     55,468         740       5.41%
                                          ----------  ----------             ----------  ----------
   Total interest earning assets........    841,127  $   13,071       6.30%    791,884  $   18,145       9.29%
                                                      ----------                         ----------
Cash and due from banks.................     36,367                             41,436
Premises and equipment, net.............      5,356                              6,064
Other assets............................     31,989                             18,841
                                          ----------                         ----------
   Total assets......................... $  914,839                         $  858,225
                                          ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing................ $   81,377  $      187       0.93% $   66,474  $      345       2.10%
Savings and money market................    241,945       1,138       1.91%    225,310       2,212       3.98%
Time deposits, under $100...............     67,459         636       3.82%     77,440       1,168       6.12%
Time deposits, $100 and over............    143,247       1,175       3.33%    172,984       2,567       6.02%
Brokered deposits.......................     68,032         664       3.96%     19,404         301       6.29%
Other borrowings........................     21,301         492       9.37%     20,618         489       9.62%
                                          ----------  ----------             ----------  ----------
   Total interest bearing liabilities...    623,361  $    4,292       2.79%    582,230  $     7,082       4.93%
                                                      ----------                         ----------
Noninterest bearing demand deposits.....    200,010                            197,903
Other liabilities.......................     15,799                             10,365
                                          ----------                         ----------
   Total liabilities....................    839,170                            790,498
Shareholders' equity....................     75,669                             67,727
                                          ----------                         ----------
   Total liabilities and
      shareholders' equity.............. $  914,839                         $  858,225
                                          ==========                         ==========
Net interest income / margin............             $    8,779       4.23%             $   11,063       5.67%
                                                      ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $1,142,000 and $1,144,000 for the three month periods ended March 31, 2002 and 2001, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $1,026,000 and $1,693,000 for the period ended March 31, 2002 and 2001, respectively, are included in the average balance calculation above.

The Company's net interest income for the three
months ended March 31, 2002 was $8,779,000, a decrease of $2,284,000 or 21% over the same three month period in the prior year.  For the three months ended March
31, 2002 compared to the same period in the prior year, average earning assets increased by $49,243,000, or 6%, which primarily consisted of loans. The increased level of average assets was primarily funded by the increase in
interest bearing demand, savings, money market and brokered deposits.   For the
three months ended March 31, 2002, the average yield on earning assets was
6.30%, down 299 basis points from 9.29% for the same period in 2001.  Over the same periods the rates paid on interest bearing liabilities declined 214 basis points to 2.79% from 4.93%.  Overall, the net interest margin decreased from 5.67% for the three months ended March 31, 2001 to 4.23% for the three months ended March 31,
2002, a decrease of 25%.

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

                                            Three Months Ended March 31,
                                                    2002 vs. 2001
                                        ---------------------------------------
                                        Increase (Decrease) Due to Change In:
                                           Average     Average       Net
(Dollars in thousands)                      Volume       Rate       Change
----------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross........................ $      793  $   (4,985) $   (4,192)
    Investments securities..............        (45)       (318)       (363)
    Interest bearing deposits in banks..         18         (27)         (9)
    Federal funds sold..................          8        (518)       (510)
                                          ----------  ----------  ----------
 Total interest earning assets.......... $      774  $   (5,848) $   (5,074)
                                          ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing............ $       34  $     (192) $     (158)
    Money Market and Savings............         78      (1,152)     (1,074)
    Time deposits, under $100...........        (94)       (438)       (532)
    Time deposits, $100 and over........       (244)     (1,148)     (1,392)
    Brokered Deposits...................        475        (112)        363
    Other borrowings....................         16         (13)          3
                                          ----------  ----------  ----------
 Total interest bearing liabilities..... $      265  $   (3,055) $   (2,790)
                                          ----------  ----------  ----------
 Net interest income.................... $      509  $   (2,793) $   (2,284)
                                          ==========  ==========  ==========

Provision for Probable Loan Losses

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates.  For the three months ended March 31, 2002, the provision for loan losses was $675,000, up $148,000, from $527,000 for the same
period in the prior year.   See additional discussion at Allowance for Probable
Loan Losses.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                            March 31,           2002 versus 2001
                                                      --------------------   --------------------
(Dollars in thousands)                                  2002       2001       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     421  $     273   $     148         54%
Service charges and other fees on deposits accounts.       316        208         108         52%
Gain on sale of securities available-for-sale.......       287        142         145        102%
Other investment income.............................       275        268           7          3%
Servicing income....................................       268        131         137        105%
Other income........................................       323        216         107         50%
                                                      ---------  ---------   ---------
Total............................................... $   1,890  $   1,238   $     652         53%
                                                      =========  =========   =========

Noninterest income for the three months
ended March 31, 2002 was $1,890,000, up 53% from $1,238,000 from the same period
in the prior year.   The increase was primarily due to an increase in gains on
sales of SBA loans of $148,000, and to an increase in gain on sale of securities of $145,000, resulting from the current interest rate environment, which provided the opportunity for the Company to sell loans and securities for a gain.
Other increases in noninterest income, including servicing income of $137,000, service charges and fees of $108,000, were primarily the result of an increase in loans serviced and the overall growth of the Company.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                            March 31,          2002 versus 2001
                                                      --------------------   --------------------
(Dollars in thousands)                                  2002       2001       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,534  $   4,818   $    (284)        (6)%
Occupancy...........................................       718        680          38          6%
Furniture and equipment.............................       356        368         (12)        (3)%
Loan origination costs..............................       290        299          (9)        (3)%
Professional fees...................................       225        330        (105)       (32)%
Client services.....................................       158        292        (134)       (46)%
Advertising and promotion...........................       130        223         (93)       (42)%
Stationery & supplies...............................        76        133         (57)       (43)%
Telephone expense...................................        74         89         (15)       (17)%
Other...............................................     1,140      1,035         105         10%
                                                      ---------  ---------   ---------
Total............................................... $   7,701  $   8,267   $    (566)        (7)%
                                                      =========  =========   =========

The following table indicates the percentage of noninterest expense in each category:

                                                          For The Three Months Ended March 31,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2002     of Total      2001     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,534         59% $   4,818         58%
Occupancy...........................................       718          9%       680          8%
Furniture and equipment.............................       356          4%       368          4%
Loan origination costs..............................       290          4%       299          4%
Professional fees...................................       225          3%       330          4%
Client services.....................................       158          2%       292          4%
Advertising and promotion...........................       130          2%       223          3%
Stationery & supplies...............................        76          1%       133          2%
Telephone expense...................................        74          1%        89          1%
Other...............................................     1,140         15%     1,035         12%
                                                      ---------  ---------   ---------  ---------
Total............................................... $   7,701        100% $   8,267        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three months
ended March 31, 2002 were $7,701,000, down $566,000, or 7%, from $8,267,000 for
the same period in the prior year.   The decrease was due to decreases in
salaries and benefits of $284,000, client services of $134,000, professional fees of $105,000, advertising and promotion fees of $93,000, stationery and supplies of $57,000, offset by the increases in occupancy of $38,000 and in other noninterest expense of $105,000.

The Company had 230 and 231 full time equivalent employees at
March 31, 2002 and 2001, respectively.  Salaries and benefits were $4,534,000 at
March 31, 2002, a decrease of $284,000, or 6%, from prior year. The decrease was primarily due to a decrease of $226,000 in employee bonuses in the first quarter of 2002 compared to the first quarter of 2001 and reductions in salary expenses for temporary staff.  Client services decreased $134,000, or 46%, from 2001 primarily as a result of the decrease in services fees charged to the Company from third party vendors in the first quarter of 2002.  Professional fees decreased $105,000, or 32%, primarily as a result of the completion of certain projects in the first quarter of 2001, which were not necessary in 2002.
Advertising and promotion expense decreased $93,000, or 42%, from 2001 primarily as a result of certain sponsorships no longer being continued in 2002.
Stationery and supplies decreased $57,000, or 43%. Occupancy costs increased
$38,000, or 6%, from the first quarter of 2001 primarily as a result of the addition of new facilities in the first quarter of 2001.  Other noninterest expense increased $105,000, or 10%, from the first quarter of 2001 in support of the overall growth of the Company and the expenses related to the Company's investment in a low income housing project during the first quarter of 2002.

Income Taxes

The provision for income taxes for the three months ended
March 31, 2002 was $780,000, compared to $1,326,000 for the same period in the prior year. The following table shows the income tax rate for each period indicated.

                                                       Three Months Ended
                                                             March 31,
                                                      ----------------------
                                                          2002       2001
                                                      ----------  ----------
Income tax rate.....................................     34.02%    37.81%

The difference in the effective tax rate compared to the
statutory tax rate is primarily the result of the Company's receipt of tax fee distributions from certain life insurance contracts, low income housing tax credits, and changes in the Company's level of investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $47,359,000, or 5%, to $930,143,000 at
March 31, 2002 from $882,784,000 at March 31, 2001, and increased $17,413,000, or 2%, from $912,730,000 at December 31, 2001. Total portfolio loans increased
$58,415,000, or 10%, to $634,184,000 at March 31, 2002 from $575,769,000 at
March 31, 2001, and increased $1,267,000, or less than 1%, from $632,917,000 at
December 31, 2001.  Total deposits were $824,039,000 at March 31, 2002, an increase of 4% from $790,208,000 at March 31, 2001, and an increase of 2%
from $807,908,000 at December 31, 2001. The overall increase reflects the continued strong internal growth of the Company since December 31, 2001, primarily in noninterest bearing demand deposits and saving and money market deposits, which used with the proceeds from investment securities sales and maturities and loan sales and payments, funded the growth in interest earning assets.

Securities Portfolio

The following table sets forth the carrying value of investment securities at the dates indicated:

                                                        March 31,
                                                ----------------------  December 31
(Dollars in thousands)                             2002        2001        2001
----------------------------------------------  ----------  ----------  ----------
Securities available-for-sale (at fair value):
U.S. Treasury................................. $    3,556  $    5,535  $    3,593
U.S. Government Agencies......................     52,162      36,520      53,762
Mortgage-backed securities....................     19,526      25,415      22,839
Municipals ...................................      4,147      13,637       9,273
Corporate bonds...............................      2,573       1,019       2,067
CMOs..........................................      4,034          --          --
                                                ----------  ----------  ----------
Total securities available-for-sale........... $   85,998  $   82,126  $   91,534
                                                ==========  ==========  ==========

Securities held-to-maturity (at amortized cost):
Mortgage-backed securities.................... $    4,053  $    5,514  $    4,381
CMOs..........................................        378       2,150         893
Municipals....................................      9,996      11,899      10,002
                                                ----------  ----------  ----------
     Total securities held-to-maturity........ $   14,427  $   19,563  $   15,276
                                                ==========  ==========  ==========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at March 31, 2002:

                                                                     March 31, 2002
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year   Within Five Years Within Ten Years  After Ten Years     Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
                                  Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
                                 -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
U.S. Treasury.................. $  3,556   3.10% $     --     -- % $     --     -- % $     --     -- % $   3,556   3.10%
U.S. Government Agencies.......    4,597   5.93%   47,565   4.66%       --     -- %       --     -- %    52,162   4.77%
Mortgage-backed securities.....       --     -- %       --     -- %       --     -- %   19,526   5.03%    19,526   5.03%
Municipals -  nontaxable.......    2,281   6.33%    1,866   5.92%       --     -- %       --     -- %     4,147   6.15%
Corporates bonds.................     --     -- %    2,573   4.37%       --     -- %       --     -- %     2,573   4.37%
CMOs...........................       --     -- %       --     -- %       --     -- %    4,034   4.99%     4,034   4.99%
                                 --------          --------          --------          --------          ---------
Total available-for-sale....... $ 10,434   5.05% $ 52,004   4.69% $     --     -- % $ 23,560   4.17% $  85,998   4.59%
                                 --------          --------          --------          --------          ---------
Securities held-to-maturity:
Mortgage-backed securities..... $     --     -- % $     --     -- % $    513   6.31% $   3540   6.31% $   4,053   6.31%
CMOs...........................       --     -- %       --     -- %       --     -- %      378   4.46%       378   4.46%
Municipals -  taxable..........    1,001   6.47%    1,592   6.60%       --     -- %       --     -- %     2,593   6.55%
Municipals -  nontaxable.......      126   6.99%    3,158   6.71%    4,119   6.76%       --     -- %     7,403   6.74%
                                 --------          --------          --------          --------          ---------
Total held-to-maturity.........    1,127   6.52%    4,750   6.67%    4,632   6.71%    3,918   6.13%    14,427   6.53%
                                 --------          --------          --------          --------          ---------
Total securities............... $ 11,561   5.20% $ 56,754   4.86% $  4,632   6.71% $ 27,478   4.45% $ 100,425   4.87%
                                 ========          ========          ========          ========          =========

Note:

 Yield on non-taxable municipal securities are not presented on a fully tax equivalent basis.

Loans

Total loans (exclusive of loans held for sale) increased slightly by
$1,267,000 to $634,184,000 at March 31, 2002 compared to $632,917,000 at
December 31, 2001.

For the three months ended March 31, 2002, $18,745,000 in SBA
loans held for sale were generated.   For the three months ended March 31, 2002,
$11,203,000 of SBA loans held for sale were sold into the secondary market. At
March 31, 2002 and December 31, 2001, the Company serviced loans guaranteed by the U.S. Small Business Administration, which it had sold to the secondary market of approximately $61,543,000 and $50,718,000, respectively. At March 31, 2002 and
December 31, 2001, the balance of the servicing assets was $887,000 and
$783,000, respectively and the market value was $1,059,000 and $956,000, respectively.  There was no valuation allowance as of March 31, 2002 or December
31, 2001.  The Interest-Only (I/O) strip receivable at March 31, 2002 and December 31, 2001 was recorded at $2,127,000, net of an unrealized loss of $28,000, and $2,142,000,
net of an unrealized loss of $28,000, respectively.   Servicing income from
these loans was $263,000 in the first quarter of 2002 compared to $17,000 in the first quarter of 2001.  Amortization of the related assets was $243,000 in the first quarter of 2002 compared to $64,000 in the first quarter of 2001. Heritage
Bank of Commerce is a preferred lender under the U.S. Small Business
Administration which allows the Company to grant some U.S. Small Business
Administration loans without the prior approval of the SBA.

The following table summarizes the composition of the Company's loan portfolio at the rates indicated:

                                      March 31,      % of       December 31,    % of
(Dollars in thousands)                  2002         Total         2001         Total
-----------------------------------  -----------  -----------   -----------  -----------
Commercial......................... $   215,378           34% $   208,713           33%
Real estate - mortgage.............     253,418           40%     246,119           39%
Real estate - land and construction     160,939           25%     174,077           27%
Consumer...........................       4,318            1%       3,833            1%
                                     -----------  -----------   -----------  -----------
     Total loans...................     634,053          100%     632,742          100%
                                                  ===========                ===========
Deferred loan costs................         131                        175
Allowance for loan losses..........     (11,519)                   (11,154)
                                     -----------                -----------
Loans, net......................... $   622,665                $   621,763
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

The following table sets forth the maturity distribution of the Company's loans at March 31, 2002:

                                                   Over One
                                       Due in      Year But
                                      One Year     Less Than       Over
(Dollars in thousands)                 or Less    Five Years    Five Years      Total
-----------------------------------  -----------  -----------   -----------  -----------
Commercial......................... $   204,668  $     9,431   $     1,279  $   215,378
Real estate - mortgage.............     158,830       85,265         9,323      253,418
Real estate - land and construction     160,939           --            --      160,939
Consumer...........................       3,674          644            --        4,318
                                     -----------  -----------   -----------  -----------
     Total loans................... $   528,111  $    95,340   $    10,602  $   634,053
                                     ===========  ===========   ===========  ===========

Loans with variable interest rates. $   500,291  $    52,317   $     2,325  $   554,933
Loans with fixed interest rates....      27,820       43,023         8,277       79,120
                                     -----------  -----------   -----------  -----------
     Total loans................... $   528,111  $    95,340   $    10,602  $   634,053
                                     ===========  ===========   ===========  ===========

The table shows the distribution of such
loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates.  Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The
Wall Street Journal.  At March 31, 2002, approximately 88% of the Company's loan portfolio consisted of floating interest rate loans.

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

                                                     March 31,
                                              ----------------------  December 31,
(Dollars in thousands)                           2002        2001        2001
--------------------------------------------  ----------  ----------  ----------
Nonaccrual loans............................ $    1,026  $    1,693  $       --
Loans 90 days past due and still accruing...         --          --          --
Restructured loans..........................         --          --          --
                                              ----------  ----------  ----------
    Total nonperforming loans...............      1,026       1,693          --
Foreclosed assets...........................         --          --          --
                                              ----------  ----------  ----------
    Total nonperforming assets.............. $    1,026  $    1,693  $       --
                                              ==========  ==========  ==========
Nonperforming assets as a percentage of
  period end loans plus foreclosed assets...       0.16%      0.29%        -- %

As of March 31, 2002, the Company had $1,026,000
loans on nonaccrual status, compared to $1,693,000 in the same period of the prior year, which were considered impaired loans in the first quarter of 2002 and 2001.
The Company had no loans past due 90 days or more and still accruing  interest, no restructured loans and no foreclosed assets as
of March 31, 2002 and 2001. The Company had no loans on nonaccrual status, no loans past due 90 days or more and still accruing interest, and no impaired loans as of December 31, 2001.

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

Allowance for Probable Loan Losses

It is the policy of management to maintain the allowance for probable loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the
Company's market area were to weaken. Also, continued problems in the distribution of energy may affect the local market. Finally, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Company's loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                       Three months ended
                                            March 31,      For the Year Ended
                                        ------------------    December 31,
(Dollars in thousands)                    2002      2001         2001
--------------------------------------  --------  --------     ---------
Balance, beginning of period / year... $ 11,154  $  9,651     $  9,651
Net (charge-offs) recoveries..........     (310)       62         (407)
Provision for probable loan losses....      675       527        1,910
                                        --------  --------     ---------
Balance, end of period / year......... $ 11,519  $ 10,240     $ 11,154
                                        ========  ========     =========

Ratios:
Net (charge-offs) recoveries to
   average loans outstanding..........     0.05%    0.01%      0.07%
Allowance for loan losses to average
   loans..............................     1.80%    1.73%      1.84%
Allowance for loan losses to total
   loans..............................     1.82%    1.78%      1.76%
Allowance for loan losses to
   non-performing loans...............    1,123%     605%        -- %

Charge-offs reflect the realization of losses in the
portfolio that were recognized previously though provisions for loan losses.
The net charge-offs in the first quarter of 2002 were $310,000, compared to recoveries of $62,000 in the first quarter of 2001.  The increase in net charge-
offs in the first quarter of 2002 was primarily due to the increase in commercial loan charge-offs of $323,000 offset by the commercial loan recoveries of $13,000.  Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                         March 31, 2002       March 31, 2001        December 31, 2001
                                        ------------------   -------------------   --------------------
                                                  Percent               Percent                Percent
                                                  of ALL by            of ALL by              of ALL by
                                                  category             category               category
                                                  to total             to total               to total
                                                  loans by             loans by               loans by
(Dollars in thousands)                   Amount   category    Amount   category     Amount    category
--------------------------------------  --------  --------   --------  ---------   ---------  ---------
Commercial............................ $  5,770      2.68% $  4,662       2.55% $  5,489       2.63%
Real estate - mortgage................    1,594      0.63%    1,530       0.67%    1,420       0.58%
Real estate - land and construction...    3,002      1.87%    1,969       1.25%    3,066       1.76%
Consumer..............................      106      2.47%      167       2.25%      102       2.66%
Unallocated...........................    1,047        -- %    1,912         -- %    1,077         -- %
                                        --------             --------              ---------
     Total ........................... $ 11,519      1.82% $ 10,240       1.78% $ 11,154       1.76%
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
There were no specific allowances allocated at March 31, 2002 and December 31,
2001 as none of the nonperforming loans at March 31, 2002 required specific allowances based on the underlying collateral values and there were no nonperforming loans at December 31, 2001.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan.  The formula allowance on March 31, 2002 was
$10,472,000, compared to $10,077,000 on December 31, 2001. The increase was attributable to several factors, most notably the change in the mix of loans and an increase in certain factors used to estimate the reserve allocations.

 The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in determination of the formula and specific allowances.  The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or porfolio segments.  As of March 31, 2002, the Company's unallocated allowance was $1,047,000, compared to $1,077,000 on December 31, 2001.
In evaluating the appropriateness of the unallocated allowance, management considered the changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications, changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments, changes in underwriting standards and collection, charge-off, and recovery practices, and changes in the volume and mix of the loan portfolio and in credit concentrations particularily in commercial and real estate land and construction lending.  The range of potential impact for these factors is estimated to be from $550,000 - $1,550,000.
There can be no assurance that the adverse impact of any of
these conditions on the Company will not be in excess of the range set forth above.

In addition, the current business, economic, and real estate markets along with the seasoning of the portfolio and the nature and duration of the current business cycle will affect the amount of unallocated reserve.

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

Deposits

Deposits totaled $824,039,000 at March 31, 2002, an
increase of 2%, compared
to deposits of $807,908,000 at December 31, 2001 and an increase of 4% compared to $790,208,000 at March 31, 2001.  The increase in deposits from December 31,
2001 was due to increases in noninterest bearing demand deposits of $9,897,000, or 5%, and savings and money market deposits of $27,791,000, or 12%, offset by decreases in time deposits of $22,381,000, or 10%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                         Three Months Ended        Year Ended
                                           March 31, 2002       December 31, 2001
                                       --------------------   --------------------
                                                   Average                Average
                                        Average      Rate      Average      Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid
-------------------------------------  ----------  --------   ----------  --------
Demand, noninterest bearing.......... $  200,010        -- % $  204,114        -- %
Demand, interest bearing.............     81,377      0.93%     69,634      1.58%
Saving and money market..............    241,945      1.91%    227,344      3.09%
Time deposits, under $100............     67,459      3.82%     78,910      5.37%
Time deposits, $100 and over.........    143,247      3.33%    166,268      5.18%
Brokered deposits....................     68,032      3.96%     30,843      5.32%
                                       ----------             ----------
     Total average deposits.......... $  802,070      1.92% $  777,113      2.91%
                                       ==========             ==========

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of March 31, 2002.

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................  $   79,276        38%
Over three months through twelve months....................      92,949        45%
Over twelve months.........................................      35,641        17%
                                                              ----------  --------
       Total...............................................  $   207,866       100%
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

                               Three Months Ended
                                      March 31,
                              ---------------------
                                 2002       2001
                              ----------  ---------
Return on assets.............    0.67%     1.03%
Return on equity.............    8.11%    13.06%
Equity to asset ratio........    8.16%     7.82%

Annualized return on average assets and return on average equity for the quarter ended March 31, 2002 were 0.67% and 8.11%, respectively, compared with returns of 1.03% and 13.06%, respectively, for the same period in 2001.

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

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at
March 31, 2002, using the rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                            Due in    Due After
                                                 Within    Three to    One to    Due After     Not
                                                  Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                           Months     Months      Years      Years    Sensitive    Total
----------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Interest earning assets:
  Federal funds sold.......................... $  75,600  $      --  $      --  $      --  $      --  $  75,600
  Interest bearing deposits in banks..........     8,471         --         --         --         --      8,471
  Securities..................................     1,504     10,057     56,754     32,110         --    100,425
  Total loans.................................   494,546     67,274     95,340     10,602         --    667,762
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total interest earning assets.............   580,121     77,331    152,094     42,712         --    852,258
                                                ---------  ---------  ---------  ---------  ---------  ---------
Cash and due from banks.......................        --         --         --         --     39,865     39,865
Other assets..................................        --         --         --         --     38,020     38,020
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total assets.............................. $ 580,121  $  77,331  $ 152,094  $  42,712  $  77,885  $ 930,143
                                                =========  =========  =========  =========  =========  =========

Interest bearing liabilities:
  Demand, interest bearing.................... $  79,142  $      --  $      --  $      --  $      --  $  79,142
  Savings and money market....................   257,785         --         --         --         --    257,785
  Time deposits...............................   108,575    120,825     41,178         --         --    270,578
  Mandatorily Redeemable Cumulative
    Trust Preferred Securities................        --         --         --     19,000         --     19,000
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total interest bearing liabilities........   445,502    120,825     41,178     19,000         --    626,505
                                                ---------  ---------  ---------  ---------  ---------  ---------
Noninterest demand deposits...................    62,715         --         --         --    153,819    216,534
Other liabilities.............................        --         --         --         --     11,213     11,213
Shareholders' equity..........................        --         --         --         --     75,891     75,891
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total liabilities and shareholders' equity $ 508,217  $ 120,825  $  41,178  $  19,000  $ 240,923  $ 930,143
                                                =========  =========  =========  =========  =========  =========

Interest rate sensitivity GAP................. $  71,904  $ (43,494) $ 110,916  $  23,712  $(163,038) $      --
                                                =========  =========  =========  =========  =========  =========

Cumulative interest rate sensitivity GAP...... $  71,904  $  28,410  $ 139,326  $ 163,038  $      --  $      --
Cumulative interest rate sensitivity GAP ratio      7.73%     3.05%    14.98%    17.53%       -- %       -- %

The foregoing table demonstrates that the Company had a
positive cumulative one year GAP of $28,410,000, or 3.05% of total assets, at
March 31, 2002.  In theory, this would indicate that $28,410,000 more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive GAP would tend to result in a higher net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net interest margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of certain short-term funding sources.

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

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion
of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities.  At March 31, 2002, the Company's primary liquidity ratio was 22.12%, comprised of
$65,876,000 in investment securities available-for-sale with maturities (or probable calls) of up to five years,
less $9,713,000 of securities that were pledged to secure
public and certain other deposits as required by law and contract; Federal funds sold of $75,600,000, and $48,336,000 in cash and due from banks, as a percentage of total unsecured deposits of $814,326,000.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                           March 31,
                                   ----------------------  December 31,
(Dollars in thousands)                2002        2001        2001
---------------------------------  ----------  ----------  ----------
Capital components:
   Tier 1 Capital................ $   93,176  $   81,435  $   91,598
   Tier 2 Capital................      9,686       9,377       9,664
                                   ----------  ----------  ----------
     Total risk-based capital.... $  102,862  $   90,812  $  101,262
                                   ==========  ==========  ==========

Risk-weighted assets............. $  789,256  $  750,126  $  779,060
Average assets................... $  913,780  $  856,586  $  898,020
                                                                         Minimum
                                                                       Regulatory
                                                                       Requirements
                                                                       -----------
Capital ratios:
  Total risk-based capital.......       13.0%      12.1%      13.0%        8.0%
  Tier 1 risk-based capital......       11.8%      10.9%      11.8%        4.0%
  Leverage ratio (1).............       10.2%       9.5%      10.2%        4.0%

(1)

 Tier 1 capital divided by average assets (excluding
goodwill).

 At March 31, 2002, and 2001, and December 31, 2001, the
Company's capital met all minimum regulatory requirements.  As of March 31,
2002, management believes that HBC, HBEB, HBSV, and BLA were considered
"well capitalized."

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred during the quarter to the Company's market risk profile or information. For further information, refer to the Company's
Form 10-K.

Part II - Other Information

Item 1. - Legal Proceedings

To the best of the Company's knowledge, there are no pending legal proceedings to which the Company is a party, which may have a materially adverse effect on the Company's financial condition, results of operations, or cash flows.

Item 6. - Exhibits and Reports on Form 8-K

  Exhibits included with this filing:

        None

  Reports on Form 8-K

The Registrant filed Current Report on Form 8-K dated April 24, 2002 under item 5 to report its first quarter ended March 31, 2002 financial results, and containing condensed summarized statements of financial position and results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

(Registrant)

May 15, 2002

/s/ Brad L. Smith

Date

 Brad L. Smith, Chairman of the Board and
CEO

May 15, 2002

/s/ Lawrence D. McGovern

Date

 Lawrence D. McGovern, Chief Financial
Officer