Form 10-Q
period 2002-06-30
HERITAGE COMMERCE CORP
filed 2002-08-14
CIK 1053352

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

The Registrant had 11,157,679 shares of Common Stock outstanding on August 9, 2002

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                     June 30,    December 31,
(Dollars in thousands)                                                2002          2001
                                                                  ------------  ------------
                           ASSETS
Cash and due from banks......................................... $     40,062  $     27,015
Interest bearing deposits in banks..............................        6,025         7,704
Federal funds sold..............................................       55,500        71,600
                                                                  ------------  ------------
               Total cash and cash equivalents..................      101,587       106,319
Securities available-for-sale, at fair value....................      104,317        91,534
Securities held-to-maturity, at amortized cost
   (fair value of $13,839 at June 30, 2002 and
    $15,708 at December 31, 2001, respectively).................       13,164        15,276
Loans held for sale, at lower of cost or market.................       36,799        32,461
Loans, net of deferred costs....................................      629,423       632,917
Allowance for probable loan losses..............................      (11,856)      (11,154)
                                                                  ------------  ------------
               Loans, net.......................................      617,567       621,763
Premises and equipment, net.....................................        5,284         5,470
Accrued interest receivable and other assets....................       23,079        15,128
Other investments...............................................       25,895        24,779
                                                                  ------------  ------------
               TOTAL............................................ $    927,692  $    912,730
                                                                  ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing............................... $    216,467  $    206,637
      Demand, interest bearing..................................       91,761        80,529
      Savings and money market..................................      266,032       229,994
      Time deposits, under $100.................................       52,834        72,608
      Time deposits, $100 and over..............................      123,528       150,144
      Brokered deposits.........................................       67,842        67,996
                                                                  ------------  ------------
   Total deposits...............................................      818,464       807,908
   Accrued interest payable and other liabilities...............       12,130        11,248
   Mandatorily redeemable cumulative trust preferred
      securities of subsidiary grantor trust....................       19,000        19,000
                                                                  ------------  ------------
               Total liabilities................................      849,594       838,156
                                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized;
      none outstanding..........................................           --            --
   Common stock, no par value;  30,000,000 shares authorized;
      shares issued and outstanding: 11,150,017 at
      June 30, 2002 and 11,114,967 at December 31, 2001.........       63,742        63,536
   Accumulated other comprehensive income, net of taxes.........        1,265         1,021
   Retained earnings............................................       13,091        10,017
                                                                  ------------  ------------
               Total shareholders' equity.......................       78,098        74,574
                                                                  ------------  ------------
               TOTAL............................................ $    927,692  $    912,730
                                                                  ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                            Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                          ------------------------  ------------------------
(Dollars in thousands, except per share data)                2002         2001         2002         2001
                                                          -----------  -----------  -----------  -----------
Interest income:
   Loans, including fees................................ $    11,700  $    14,774  $    23,309  $    30,575
   Securities,  taxable.................................       1,209        1,130        2,273        2,546
   Securities,  non-taxable.............................         123          146          264          298
   Interest bearing deposits in banks...................          21           47           48           83
   Federal funds sold...................................         237          710          467        1,450
                                                          -----------  -----------  -----------  -----------
Total interest income                                         13,290       16,807       26,361       34,952
                                                          -----------  -----------  -----------  -----------
Interest expense:
   Deposits.............................................       3,547        5,855        7,347       12,448
   Mandatorily redeemable trust preferred securities....         446          376          927          752
   Other................................................           1           --           12          113
                                                          -----------  -----------  -----------  -----------
Total interest expense..................................       3,994        6,231        8,286       13,313
                                                          -----------  -----------  -----------  -----------
Net interest income before provision for probable
  loan losses...........................................       9,296       10,576       18,075       21,639
Provision for probable loan losses......................         640          528        1,315        1,055
                                                          -----------  -----------  -----------  -----------
Net interest income after provision for probable
  loan losses...........................................       8,656       10,048       16,760       20,584
                                                          -----------  -----------  -----------  -----------
Noninterest income:
   Gain on sale of loans................................         557          278          978          551
   Service charges and other fees on deposit accounts...         371          228          687          436
   Servicing income.....................................         310          162          578          293
   Other investment income..............................         277          242          551          510
   Gain on sale of securities available-for-sale........         138          409          425          551
   Other income.........................................         334          372          658          588
                                                          -----------  -----------  -----------  -----------
Total noninterest income................................       1,987        1,691        3,877        2,929
                                                          -----------  -----------  -----------  -----------
Noninterest expenses:
   Salaries and employee benefits.......................       4,648        4,638        9,182        9,456
   Occupancy............................................         790          681        1,508        1,361
   Professional fees....................................         347          265          572          595
   Furniture and equipment..............................         327          366          683          716
   Loan origination costs...............................         308          360          598          659
   Client services......................................         282          647          440          939
   Advertising and promotion............................         200          359          330          582
   Stationery & supplies................................         110          125          186          258
   Telephone............................................          83           93          157          182
   Other................................................       1,222        1,135        2,362        2,188
                                                          -----------  -----------  -----------  -----------
Total noninterest expenses..............................       8,317        8,669       16,018       16,936
                                                          -----------  -----------  -----------  -----------
Income before provision for income taxes................       2,326        3,070        4,619        6,577
Provision for income taxes..............................         765        1,180        1,545        2,506
                                                          -----------  -----------  -----------  -----------
Net income.............................................. $     1,561  $     1,890  $     3,074  $     4,071
                                                          ===========  ===========  ===========  ===========
Earnings per share:
     Basic.............................................. $      0.14  $      0.17  $      0.28  $      0.37
                                                          ===========  ===========  ===========  ===========

     Diluted............................................ $      0.14  $      0.17  $      0.27  $      0.36
                                                          ===========  ===========  ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended
                                                                             June 30,
                                                                    --------------------------
(Dollars in thousands)                                                  2002          2001
                                                                    ------------  ------------
Cash flows from operating activities:
Net income........................................................ $      3,074  $      4,071
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
Depreciation and amortization.....................................          753           803
Provision for probable loan losses................................        1,315         1,055
Gain on sale of securities available-for-sale.....................         (425)         (551)
Net amortization of premiums / accretion of discounts.............          388           (59)
Gain on sale of loans held for sale...............................         (978)         (551)
Proceeds from  sales of loans held for sale.......................       22,846        15,162
Originations of loans held for sale...............................      (33,435)      (19,516)
Maturities of loans held for sale.................................        7,229           157
Effect of changes in:
    Accrued interest receivable and other assets..................       (7,920)       (2,612)
    Accrued interest payable and other liabilities................          687         2,039
                                                                    ------------  ------------
Net cash used in operating activities.............................       (6,466)           (2)
                                                                    ------------  ------------
Cash flows from investing activities:
Net decreases in loans............................................        2,881         5,290
Purchases of securities available-for-sale........................      (33,194)      (38,211)
Maturities/paydowns/calls of securities available-for-sale........       10,466        12,782
Proceeds from  sales of securities available-for-sale.............       10,356        55,297
Maturities/paydowns/calls of securities held-to-maturity..........        2,146           883
Purchases of corporate owned life insurance.......................         (951)       (3,074)
(Purchases)Redemption of other investments........................         (165)          334
Purchases of property and equipment...............................         (567)         (433)
                                                                    ------------  ------------
Net cash provided by (used in) investing activities...............       (9,028)       32,868
                                                                    ------------  ------------
Cash flows from financing activities:
Net increase in deposits..........................................       10,556        31,982
Net proceeds from  issuance of common stock.......................          206         1,021
Net change in FHLB borrowings.....................................           --       (18,000)
                                                                    ------------  ------------
Net cash provided by financing activities.........................       10,762        15,003
                                                                    ------------  ------------
Net increase (decrease) in cash and cash equivalents..............       (4,732)       47,869
Cash and cash equivalents, beginning of period....................      106,319        60,069
                                                                    ------------  ------------
Cash and cash equivalents, end of period.......................... $    101,587  $    107,938
                                                                    ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest....................................................... $      9,747  $     13,487
   Income taxes................................................... $      3,840  $      2,890

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2002
(Unaudited)

1)   Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiaries: Heritage Bank of Commerce (HBC), Heritage Bank East Bay (HBEB), Heritage Bank South Valley (HBSV), and Bank of Los Altos (BLA), and Heritage Capital Trust I, Heritage Statutory Trust I and Heritage Statutory Trust II, which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities, have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

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

The results for the three and six months ended June 30, 2002 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2002.

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

                                                            Three Months Ended        Six Months Ended
                                                               June 30,                  June 30,
                                                          ------------------------  ------------------------
                                                             2002         2001         2002         2001
                                                          -----------  -----------  -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share...............  11,139,219   11,096,230   11,130,699   11,053,894
Dilutive effect of stock options outstanding,
    using the treasury stock method.....................     346,292      303,808      301,935      316,414
                                                          -----------  -----------  -----------  -----------
Shares used in computing diluted earnings per share.....  11,485,511   11,400,038   11,432,634   11,370,308
                                                          ===========  ===========  ===========  ===========

3)   Comprehensive Income

Comprehensive Income includes net income and other comprehensive income, which represents the change in the Company's net assets during the period from non-owner sources.

The Company's only sources of other comprehensive income is derived from unrealized gains and losses on investment securities available-for- sale and I/O strips. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                                            Three Months Ended        Six Months Ended
                                                                  June 30,                June 30,
                                                          ------------------------  ------------------------
                                                             2002         2001         2002         2001
(Dollars in thousands)                                     -----------  -----------  -----------  -----------
Net income.............................................. $      1,561   $    1,890   $    3,074   $    4,071
                                                           -----------  -----------  -----------  -----------
Other comprehensive income (loss), net of tax:
    Net unrealized holding gain (loss) on available-for-sale
     securities and I/O strips during the period........          702         (221)         527          480
Less: reclassification adjustment for realized
    gains on available-for-sale securities
    included in net income during the period............          (93)        (252)        (283)        (339)
                                                          -----------  -----------  -----------  -----------
Other comprehensive income (loss).......................          609         (473)         244          141
                                                          -----------  -----------  -----------  -----------
Comprehensive income.................................... $      2,170   $    1,417   $    3,318   $    4,212
                                                           ===========  ===========  ===========  ===========

4)   Subsequent Events

On August 6, 2002 the Company transferred all of its securities categorized as held-to-maturity to the available-for-sale category. The amortized cost of the transferred securities was $13,164,000 and the related unrealized holding gain was $675,000 as of June 30, 2002. Upon transfer, unrealized holding gain, net of taxes, included in accumulated other comprehensive income, which is a separate component of shareholders' equity. The Company transferred these securities to increase liquid assets and to increase the ability for possible sale of these securities in the future and currently intends to classify all new purchases of securities as available-for- sale.

5)   Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds and amends these statements to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions including clarification that gains or losses from normal extinguishments of debt need not be classified as extraordinary items. The Company adopted SFAS No. 145 as of April 1, 2002. The adoption did not have a significant impact on the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

6)   Reclassifications

Certain amounts in the December 31, 2001 and June 30, 2001 financial statements have been reclassified to conform to the June 30, 2002 financial statement presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, and other risks. All of the Company's operations and most of its customers are located in California. During the past year, the availability of a sufficient supply of electrical power in California has been unreliable at times. In addition, other events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Heritage operates as the bank holding company for the four subsidiary banks: Heritage Bank of Commerce, Heritage Bank East Bay, Heritage Bank South Valley and Bank of Los Altos (collectively the "Banks"). All are California state chartered banks, which offer a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Contra Costa and Alameda Counties, California. The accounting and reporting policies of Heritage Commerce Corp and its subsidiaries conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. On July 12, 2002, the Company announced its plans to merge three of its wholly owned commercial bank subsidiaries into the Company's original wholly owned bank subsidiary. HBEB, HBSV, and BLA will operate as divisions of HBC and continue to serve their local markets and communities under their current names. The proposed transaction is expected to be completed by December 31, 2002 and is subject to regulatory approval.

CRITICAL ACCOUNTING POLICIES

General

Heritage Commerce Corp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, the Company uses the discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment spreads could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to the Company's financial results. The Company used historical loss experience as one factor in determining the inherent loss that may be present in the Company's loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that the Company used are related to the expected useful lives of the Company's depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact the Company's transactions could change.

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

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (I/O) strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the quarter ended June 30, 2002, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of loan. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. Variations in prevailing interest rates on borrowed funds, changes in the unemployment rate and changes in general economic conditions, among other factors, could cause changes in the prepayment experience. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Stock Based Awards

The Company accounts for its stock based awards using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Since the Company's stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense has been recognized in the financial statements at the date of grant.

RESULTS OF OPERATIONS

Overview

Net income for the three and six months ended June 30, 2002 was $1,561,000 and $3,074,000, down 17% from $1,890,000 for the three months ended June 30, 2001 and 24% from $4,071,000 for the six months ended June 30, 2001. Earnings per diluted share for the three and six months ended June 30, 2002 were $0.14 and $0.27, down 18% from $0.17 for the three months ended June 30, 2001 and 25% from $0.36 per diluted share for the six months ended June 30, 2001. Annualized return on average assets and return on average equity for the quarter ended June 30, 2002 were 0.68% and 8.15%, compared with returns of 0.88% and 10.74%, for the same period in the prior year. Annualized return on average assets and return on average equity for the six months ended June 30, 2002 were 0.68% and 8.13% compared with returns of 0.95% and 11.89% for the same period in the prior year.

For the three months ended June 30, 2002, as compared with the same period in the prior year, net interest income decreased from $10,576,000 to $9,296,000, a decrease of $1,280,000, or 12%. For the six months ended June 30, 2002, as compared with the same period in the prior year, net interest income decreased from $21,639,000 to $18,075,000, a decrease of $3,564,000, or 16%. The decline in net interest income from the six month period and the three month period over the same periods in the prior year was primarily attributed to a lower net interest margin, resulting from the significant short term interest rate reduction during 2001 and the level of and the timing of repricing of the Company's interest bearing deposits, partially offset by the overall growth in the Company's level of earning assets, primarily in loans and investment securities. The Company's net interest margin was 4.41% and 4.32% for the three and six months ended June 30, 2002, compared with 5.35% and 5.50% for the three and six months ended June 30, 2001, reflecting both the significant reduction in interest rates that took place in 2001 and the stabilization of interest rates during 2002.

Total assets as of June 30, 2002 were $927,692,000, an increase of $60,061,000, or 7%, from $867,631,000 as of June 30, 2001, and an increase of $14,962,000, or 2%, from total assets of $912,730,000 as of December 31, 2001. Total deposits as of June 30, 2002 were $818,464,000, an increase of $48,296,000, or 6%, from $770,168,000 as of June 30, 2001, and an increase of $10,556,000, or 1%, from total deposits of $807,908,000 as of December 31, 2001.

Total portfolio loans as of June 30, 2002 were $629,423,000, an increase of $24,291,000, or 4%, from $605,132,000 as of June 30, 2001 and down slightly from $632,917,000 as of December 31, 2001. The Company's allowance for loan losses was $11,856,000, or 1.88%, of total loans at June 30, 2002. This compares with an allowance for loan losses of $10,347,000, or 1.71%, and $11,154,000, or 1.76% of total loans at June 30, 2001 and December 31, 2001. The Company's non-performing assets increased to $2,366,000 as of June 30, 2002 compared to $66,000 as of June 30, 2001 and none as of December 31, 2001.

The Company's shareholders' equity at June 30, 2002 was $78,098,000, up from $70,967,000 at June 30, 2001 and $74,574,000 as of December 31, 2001. The increase in shareholders' equity is a result of the income generated over the period, the exercise of common stock options and an increase in other comprehensive income from the net unrealized holding gains on the securities available-for-sale. Book value per share has increased to $7.00 at June 30, 2002, from $6.39 at June 30, 2001 and $6.71 at December 31, 2001. The Company's leverage capital ratio was 10.34% at June 30, 2002 compared to 9.78% at June 30, 2001 and 10.20% at December 31, 2001.

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                            For the Three Months Ended         For the Three Months Ended
                                                 June 30, 2002                      June 30, 2001
                                          ---------------------------------  ---------------------------------
                                                       Interest    Average                Interest    Average
                                           Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                     Balance     Expense      Rate      Balance     Expense      Rate
----------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross............................ $  669,956  $   11,700       6.93% $  633,886  $   14,774       9.35%
Investments securities..................    113,548       1,332       4.71%     88,052       1,276       5.81%
Interest bearing deposits in banks......      6,121          21       1.37%      4,777          47       3.95%
Federal funds sold......................     56,797         237       1.67%     66,725         710       4.27%
                                          ----------  ----------             ----------  ----------
   Total interest earning assets........    846,422  $   13,290       6.30%    793,440  $   16,807       8.50%
                                                      ----------                         ----------
Cash and due from banks.................     36,934                             34,813
Premises and equipment, net.............      5,444                              6,144
Other assets............................     32,519                             22,813
                                          ----------                         ----------
   Total assets......................... $  921,319                         $  857,210
                                          ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing................ $   81,327  $      167       0.82% $   65,939  $      288       1.75%
Savings and money market................    268,751       1,290       1.93%    220,553       1,799       3.27%
Time deposits, under $100...............     58,654         476       3.25%     78,048       1,119       5.75%
Time deposits, $100 and over............    133,237         948       2.85%    161,412       2,293       5.70%
Brokered deposits.......................     69,069         666       3.87%     23,568         356       6.06%
Other borrowings........................     19,344         447       9.29%     14,000         376      10.77%
                                          ----------  ----------             ----------  ----------
   Total interest bearing liabilities...    630,382  $    3,994       2.54%    563,520  $    6,231       4.44%
                                                      ----------                         ----------
Interest bearing demand deposits........    202,174                            209,771
Other liabilities.......................     11,894                             13,337
                                          ----------                         ----------
   Total liabilities....................    844,450                            786,628
Shareholders' equity....................     76,869                             70,582
                                          ----------                         ----------
   Total liabilities and
      shareholders' equity.............. $  921,319                         $  857,210
                                          ==========                         ==========
Net interest income / margin............             $    9,296       4.41%             $   10,576       5.35%
                                                      ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $1,111,000 and $1,209,000 for the three month periods ended June 30, 2002 and 2001, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $1,951,000 and $66,000 for the period ended June 30, 2002 and 2001, respectively, are included in the average balance calculation above.

                                            For the Six Months Ended           For the Six Months Ended
                                                 June 30, 2002                      June 30, 2001
                                          ---------------------------------  ---------------------------------
                                                       Interest    Average                Interest    Average
                                           Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                     Balance     Expense      Rate      Balance     Expense      Rate
----------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross............................ $  671,530  $   23,309       7.00% $  630,570  $   30,575       9.78%
Investments securities..................    108,080       2,537       4.73%     97,214       2,844       5.90%
Interest bearing deposits in banks......      7,084          48       1.37%      3,808          83       4.40%
Federal funds sold......................     57,075         467       1.65%     61,128       1,450       4.78%
                                          ----------  ----------             ----------  ----------
   Total interest earning assets........    843,769  $   26,361       6.30%    792,720  $   34,952       8.89%
                                                      ----------                         ----------
Cash and due from banks.................     36,657                             38,103
Premises and equipment, net.............      5,563                              6,214
Other assets............................     32,090                             21,604
                                          ----------                         ----------
   Total assets......................... $  918,079                         $  858,641
                                          ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing................ $   81,597  $      354       0.87% $   66,221  $      633       1.93%
Savings and money market................    255,098       2,428       1.92%    222,902       4,011       3.63%
Time deposits, under $100...............     63,056       1,112       3.55%     77,745       2,288       5.93%
Time deposits, $100 and over............    138,244       2,123       3.10%    167,166       4,860       5.86%
Brokered deposits.......................     68,554       1,330       3.91%     21,497         656       6.15%
Other borrowings........................     20,323         939       9.33%     17,291         865      10.09%
                                          ----------  ----------             ----------  ----------
   Total interest bearing liabilities...    626,872  $    8,286       2.67%    572,822  $   13,313       4.69%
                                                      ----------                         ----------
Interest bearing demand deposits........    201,092                            204,162
Other liabilities.......................     13,846                             12,599
                                          ----------                         ----------
   Total liabilities....................    841,810                            789,583
Shareholders' equity....................     76,269                             69,058
                                          ----------                         ----------
   Total liabilities and
      shareholders' equity.............. $  918,079                         $  858,641
                                          ==========                         ==========
Net interest income / margin............             $   18,075       4.32%             $   21,639       5.50%
                                                      ==========                         ==========

Note:

Yields and amounts earned on loans include loan fees of $2,252,000 and $2,353,000 for the six month periods ended June 30, 2002 and 2001, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $1,951,000 and $66,000 for the period ended June 30, 2002 and 2001, respectively, are included in the average balance calculation above.

The Company's net interest income for the three
and six months ended June 30, 2002 was $9,296,000 and $18,075,000, a decrease of
$1,280,000 or 12% over the same three month period in the prior year and a decrease of $3,564,000, or 16% over the same six month period in the prior year.
For the three and six months ended June 30, 2002 compared to the same periods in the prior year, average earning assets increased by $52,982,000, or 7%, and
$51,049,000, or 6%.   For the three months ended June 30, 2002, the average
yield on earning assets was 6.30%, down 220 basis points from 8.50% for the same period in 2001.  Over the same periods the rates paid on interest bearing liabilities declined 190 basis points to 2.54% from 4.44%.  For the six months ended June 30, 2002, the average yield on earning assets was 6.30%, down 259 basis points from 8.89% for the same period in 2001.  Over the same periods the rates paid on interest bearing liabilities decreased 202 basis points to 2.67%
from 4.69%.  Overall, the net interest margin decreased to 4.41% and 4.32% for the three and six months ended June 30, 2002, from 5.35% and 5.50% for the same periods in the prior year. The decrease in the interest rates for the three and six months ended June 30, 2002 compared to the same period in 2001 resulted in a reduction in net interest income of $1,824,000 and $4,507,000.  The impact of the decrease in the interest rates was mitigated by the growth in the level of earning assets and interest bearing liablilities as overall volume increases added $544,000 and $943,000 to the net interest income for the three and six months ended June 30, 2002 compared to the same periods in 2001.  The increased level of average loans was primarily funded by the increase in the deposits and other borrowings and by a decrease in the level of average Federal funds sold.

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

                                              Three Months Ended June 30,
                                                  2002  vs.  2001
                                          ----------------------------------
                                          Increase (Decrease) Due to Change In:
                                           Average     Average       Net
(Dollars in thousands)                      Volume       Rate       Change
----------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross........................ $      750  $   (3,824) $   (3,074)
    Investments securities..............        299        (243)         56
    Interest bearing deposits in banks..          5         (31)        (26)
    Federal funds sold..................        (41)       (432)       (473)
                                          ----------  ----------  ----------
 Total interest earning assets.......... $    1,013  $  (4,530)  $  (3,517)
                                          ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing............ $       32  $     (153) $     (121)
    Savings and money market............        231        (740)       (509)
    Time deposits, under $100...........       (156)       (487)       (643)
    Time deposits, $100 and over........       (200)     (1,145)     (1,345)
    Brokered Deposits...................        439        (129)        310
    Other borrowings....................        123         (52)         71
                                          ----------  ----------  ----------
 Total interest bearing liabilities..... $      469  $   (2,706) $   (2,237)
                                          ----------  ----------  ----------
 Net interest income.................... $      544  $   (1,824) $   (1,280)
                                          ==========  ==========  ==========

                                               Six Months Ended June 30,
                                                      2002 vs. 2001
                                          ----------------------------------
                                          Increase (Decrease) Due to Change In:
                                           Average     Average       Net
(Dollars in thousands)                      Volume       Rate       Change
----------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross........................ $    1,422  $   (8,688) $   (7,266)
    Investments securities..............        255        (562)       (307)
    Interest bearing deposits in banks..         22         (57)        (35)
    Federal funds sold..................        (33)       (950)       (983)
                                          ----------  ----------  ----------
 Total interest earning assets.......... $    1,666  $  (10,257) $   (8,591)
                                          ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing............ $       67  $     (346) $     (279)
    Savings and money market............        306      (1,889)     (1,583)
    Time deposits, under $100...........       (258)       (918)     (1,176)
    Time deposits, $100 and over........       (444)     (2,293)     (2,737)
    Brokered Deposits...................        913        (239)        674
    Other borrowings....................        139         (65)         74
                                          ----------  ----------  ----------
 Total interest bearing liabilities..... $      723  $   (5,750) $   (5,027)
                                          ----------  ----------  ----------
 Net interest income.................... $      943  $   (4,507) $   (3,564)
                                          ==========  ==========  ==========

Provision for Probable Loan Losses

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit
losses.   The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area.  Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates.  For the three and six months ended June 30,
2002, the provision for probable loan losses was $640,000 and $1,315,000, up
$112,000 and $260,000, from $528,000 and $1,055,000 for the same periods in the
prior year.   See additional discussion at Allowance for Probable Loan
Losses.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                             June 30,          2002 versus 2001
                                                      --------------------   --------------------
(Dollars in thousands)                                  2002       2001       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     557  $     278   $     279        100%
Service charges and other fees on deposits accounts.       371        228         143         63%
Servicing income....................................       310        162         148         91%
Other investment income.............................       277        242          35         14%
Gain on sale of securities available-for-sale.......       138        409        (271)       (66)%
Other income........................................       334        372         (38)       (10)%
                                                      ---------  ---------   ---------
Total............................................... $   1,987  $   1,691   $     296         18%
                                                      =========  =========   =========

                                                       Six Months Ended       Increase (decrease)
                                                             June 30,          2002 versus 2001
                                                      --------------------   --------------------
(Dollars in thousands)                                  2002       2001       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     978  $     551   $     427         77%
Service charges and other fees on deposits accounts.       687        436         251         58%
Servicing income....................................       578        293         285         97%
Other investment income.............................       551        510          41          8%
Gain on sale of securities available-for-sale.......       425        551        (126)       (23)%
Other income........................................       658        588          70         12%
                                                      ---------  ---------   ---------
Total............................................... $   3,877  $   2,929   $     948         32%
                                                      =========  =========   =========

Noninterest income for the three and six
months ended June 30, 2002 was $1,987,000 and $3,877,000, up 18% and 32% from
$1,691,000 and $2,929,000 for the same periods in the prior year.   The increase
for the three and six months ended June 30, 2002 compared to the same period in
2001 was primarily due to the increases in service charges and fees of $143,000 and $251,000 from increased activity, and increases in gain on sale of  SBA loans of $279,000 and $427,000, and increases in servicing income recognized of
$148,000 and $285,000, offset by a decrease in gain on sale of securities of
$271,000 and $126,000.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                              June 30,         2002 versus 2001
                                                      --------------------   --------------------
(Dollars in thousands)                                  2002       2001       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,648  $   4,638   $      10          0%
Occupancy...........................................       790        681         109         16%
Professional fees...................................       347        265          82         31%
Furniture and equipment.............................       327        366         (39)       (11)%
Loan origination costs..............................       308        360         (52)       (14)%
Client services.....................................       282        647        (365)       (56)%
Advertising and promotion...........................       200        359        (159)       (44)%
Stationery & supplies...............................       110        125         (15)       (12)%
Telephone...........................................        83         93         (10)       (11)%
Other...............................................     1,222      1,135          87          8%
                                                      ---------  ---------   ---------
Total............................................... $   8,317  $   8,669   $    (352)        (4)%
                                                      =========  =========   =========

                                                       Six Months Ended       Increase (decrease)
                                                            June 30,           2002 versus 2001
                                                      --------------------   --------------------
(Dollars in thousands)                                  2002       2001       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   9,182  $   9,456   $    (274)        (3)%
Occupancy...........................................     1,508      1,361         147         11%
Professional fees...................................       572        595         (23)        (4)%
Furniture and equipment.............................       683        716         (33)        (5)%
Loan origination costs..............................       598        659         (61)        (9)%
Client services.....................................       440        939        (499)       (53)%
Advertising and promotion...........................       330        582        (252)       (43)%
Stationery & supplies...............................       186        258         (72)       (28)%
Telephone...........................................       157        182         (25)       (14)%
Other...............................................     2,362      2,188         174          8%
                                                      ---------  ---------   ---------
Total............................................... $  16,018  $  16,936   $    (918)        (5)%
                                                      =========  =========   =========

The following table indicates the percentage of
noninterest expense in each category:

                                                           For The Six Months Ended June 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2002     of Total      2001     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,648         56% $   4,638         54%
Occupancy...........................................       790          9%       681          8%
Professional fees...................................       347          4%       265          3%
Furniture and equipment.............................       327          4%       366          4%
Loan origination costs..............................       308          4%       360          4%
Client services.....................................       282          3%       647          7%
Advertising and promotion...........................       200          2%       359          4%
Stationery & supplies...............................       110          1%       125          1%
Telephone...........................................        83          1%        93          1%
Other...............................................     1,222         15%     1,135         13%
                                                      ---------  ---------   ---------  ---------
Total............................................... $   8,317        100% $   8,669        100%
                                                      =========  =========   =========  =========

                                                            For The Six Months Ended June 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2002     of Total      2001     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   9,182         57% $   9,456         56%
Occupancy...........................................     1,508          9%     1,361          8%
Professional fees...................................       572          4%       595          4%
Furniture and equipment.............................       683          4%       716          4%
Loan origination costs..............................       598          4%       659          4%
Client services.....................................       440          3%       939          6%
Advertising and promotion...........................       330          2%       582          3%
Stationery & supplies...............................       186          1%       258          2%
Telephone...........................................       157          1%       182          1%
Other...............................................     2,362         15%     2,188         13%
                                                      ---------  ---------   ---------  ---------
Total............................................... $  16,018        100% $  16,936        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three and
six months ended June 30, 2001 were $8,317,000 and $16,018,000, down $352,000 and $918,000, or 4% and 5%, from $8,669,000 and $16,936,000 for the same periods in the prior year.

For the three months ended June 30, 2002, salaries and
benefits were flat as compared to the same period in the prior year.  Salaries and benefits decreased $274,000, or 3%, to $9,182,000 for the first six months of 2002, as compared to the same period in the prior year.  The decrease was primarily due to a decrease in employee bonuses in 2002 and reductions in salary expenses for temporary staff.  For the comparative three month periods, occupancy increased by $109,000, or 16%, and for the six month periods the increase was $147,000, or 11%, to $1,508,000 primarily as a result of increased rental costs.  Occupancy costs, as a percentage of total noninterest expenses remained fairly constant over the three and six month periods.  For the comparative three months periods, professional fees increased $82,000, or 31%, and for the six months periods professional fees decreased $23,000, or 4%, to
$572,000.  For the comparative three month periods, furniture and equipment decreased by $39,000, or 11% and for the six month periods the decrease was
$33,000, or 5%, to $683,000.  For the comparative three month periods, loan origination costs decreased by $52,000, or 14%, and for the six months period decreased by $61,000, or 9%, to $598,000.  For the comparative three months periods, client services decreased $365,000, or 56%, and for the six months periods the decrease was $499,000, or 53%, to $440,000.  The decrease from 2001 was primarily as a result of the decrease in services fees charged to the
Company from third party vendors in 2002.  For the comparative three month periods, advertising and promotion decreased by $159,000, or 44%, and for the six month period decreased by $252,000, or 43%, to $330,000.  The decrease from
2001 was primarily as a result of certain sponsorships no longer being continued
in 2002.  For the comparative three month periods, stationery and supplies decreased by $15,000, or 12%, and for the six month period the decrease was
$72,000, or 28%, to $186,000.  For the comparative three month periods, telephone expense decreased by $10,000, or 11%, and for the six month period decreased by $25,000, or 14%, to $157,000.  Other noninterest expense increased
$87,000 and $174,000 from the three months and six month periods of 2001 in support of the overall growth of the Company and expenses related to the
Company's investment in a low income housing project during the first quarter of
2002.

Income Taxes

The provision for income taxes for the three and six months
ended June 30, 2002 was $765,000 and $1,545,000, as compared to $1,180,000 and
$2,506,000 for the same periods in the prior year. The following table shows the income tax rate for each period indicated.

                                                       Three Months Ended     Six Months Ended
                                                            June 30,               June 30,
                                                      --------------------   --------------------
                                                        2002       2001        2002       2001
                                                      ---------  ---------   ---------  ---------
Income tax rate.....................................     32.89%    38.44%     33.45%    38.10%

The difference in the effective tax rate compared to the
statutory tax rate is primarily the result of the Company's receipt of tax fee distributions from certain life insurance contracts, low income housing tax credits, and changes in the Company's level of investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $14,962,000, or 2%, to $927,692,000 at
June 30, 2002 from $912,730,000 at December 31, 2001, and increased
$60,061,000, or 7%, from $867,631,000 at June 30, 2001. Total portfolio loans decreased $3,494,000, or 1% to $629,423,000 at June 30, 2002 from
$632,917,000 at December 31, 2001, but have increased $24,291,000, or 4%
from $605,132,000 at June 30, 2001.  Total deposits were $818,464,000 at
June 30, 2002, an increase of  1% from $807,908,000 at December 31,
2001, and an increase of 6% from $770,168,000 at June 30, 2001. The overall increase reflects the continued internal growth of the Company since December
31, 2001, primarily in noninterest and interest bearing demand deposits and saving and money market deposits, offset by a decrease in time deposits.

Securities Portfolio

The following table sets forth the
carrying value of investment securities at the dates indicated:

                                                        June 30,
                                                ----------------------  December 31,
(Dollars in thousands)                             2002        2001        2001
----------------------------------------------  ----------  ----------  ----------
Securities available-for-sale (at fair value)
U.S. Treasury................................. $    3,126  $    1,621  $    3,593
U.S. Government Agencies......................     63,007      31,089      53,762
Mortgage-backed securities....................     17,120      18,353      22,839
Municipals....................................      3,648      11,009       9,273
Corporate bonds...............................      2,617          --       2,067
CMOs..........................................     14,799          --          --
                                                ----------  ----------  ----------
Total securities available-for-sale........... $  104,317  $   62,072  $   91,534
                                                ==========  ==========  ==========

Securities held-to-maturity (at amortized cost)
Mortgage-backed securities.................... $    3,588  $    5,077  $    4,381
CMOs..........................................         85       2,036         893
Municipals....................................      9,491      11,886      10,002
                                                ----------  ----------  ----------
     Total securities held-to-maturity........ $   13,164  $   18,999  $   15,276
                                                ==========  ==========  ==========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at June 30, 2002:

                                                                     June 30, 2002
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year   Within Five Years Within Ten Years  After Ten Years     Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
                                  Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
(Dollars in thousands)           -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
U.S. Treasury.................. $  3,126   2.54% $     --     -- % $     --     -- % $     --     -- % $   3,126   2.54%
U.S. Government Agencies.......   17,417   4.81%   45,590   4.15%       --     -- %       --     -- %    63,007   4.33%
Mortgage-backed securities.....       --     -- %       --     -- %      978   5.10%   16,142   5.34%    17,120   5.32%
Municipals -  nontaxable.......    2,361   4.45%    1,287   3.85%       --     -- %       --     -- %     3,648   4.24%
Corporates bonds...............       --     -- %    2,617   4.36%       --     -- %       --     -- %     2,617   4.36%
CMOs...........................       --     -- %       --     -- %       --     -- %   14,799   4.86%    14,799   4.86%
                                 --------          --------          --------          --------          ---------
Total available-for-sale....... $ 22,904   4.46% $ 49,494   4.16% $    978   5.10% $ 30,941   5.11% $ 104,317   4.51%
                                 --------          --------          --------          --------          ---------
Securities held-to-maturity:
CMOs........................... $     --     -- % $     --     -- % $     --     -- % $     85   4.41% $      85   4.41%
Mortgage-backed securities.....       --     -- %       --     -- %      467   5.93%     3121   6.24%     3,588   6.20%
Municipals -  taxable..........      500   6.39%    1,589   6.60%       --     -- %       --     -- %     2,089   6.55%
Municipals -  nontaxable.......      125   4.85%    3,707   4.58%    3,570   4.48%       --     -- %     7,402   4.54%
                                 --------          --------          --------          --------          ---------
Total held-to-maturity......... $    625   6.08% $  5,296   5.19% $  4,037   4.65% $  3,206   6.19% $  13,164   5.31%
                                 --------          --------          --------          --------          ---------
Total securities............... $ 23,529   4.50% $ 54,790   4.26% $  5,015   4.74% $ 34,147   5.21% $ 117,481   4.60%
                                 ========          ========          ========          ========          =========

Note: Yield on non-taxable municipal securities are not presented in a fully tax equivalent basis.

On August 6, 2002 the Company transferred all of its
securities categorized as held-to-maturity to the available-for-sale category.
The amoritized cost of the transferred securities was $13,164,000 and the
related unrealized holding gain was $675,000 as of June 30, 2002.   The Company
transferred these securities to increase liquid assets and to increase the ability for possible sale of these securities in the future and currently intends to classify all new purchases of securities as available-for-sale.

Loans

Total loans (exclusive of loans held for sale) decreased
slightly to $629,423,000 as of June 30, 2002 from $632,917,000 as of December
31, 2001 but increased $24,291,000, or 4%, as compared to $605,132,000 as of
June 30,  2001.

For the three and six months ended June 30, 2002, $14,690,000 and $33,435,000 in loans guaranteed by the U.S. Small Business Administration
(SBA) were generated and held for sale.  $10,665,000 and $21,868,000 of SBA loans held for sale were sold into the secondary market. At June 30, 2002 and
December 31, 2001, the Company serviced SBA loans, which it had sold to the secondary market of approximately $61,703,000 and $50,718,000, respectively. At
June 30, 2002 and December 31, 2001, the carrying amount of the servicing assets was $921,000 and $783,000, respectively.  There was no valuation allowance as of
June 30, 2002 or December 31, 2001.  The carring amount of Interest-Only (I/O)
strip receivable at June 30, 2002 and December 31, 2001 was $2,572,000 and
$2,142,000, respectively.   Servicing income from these loans was $310,000 and
$573,000 for the quarter and six months ended June 30, 2002, compared to $44,000 and $61,000 for the same periods in 2001.  Amortization of the related assets was $322,000 and $565,000 for the quarter and six months ended June 30, 2002, compared to $71,000 and $136,000 for the same periods in 2001.  Heritage Bank of Commerce is a preferred lender under the U.S. Small Business Administration, which allows the Company to grant certain U.S. Small Business Administration loans without the prior approval of the SBA.

The following table summarizes the composition of the Company's loan portfolio at the rates indicated:

                                       June 30,       % of       December 31,    % of
(Dollars in thousands)                   2002         Total         2001         Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    213,908           34% $   208,713           33%
Real estate - mortgage.............      250,658           40%     246,119           39%
Real estate - land and construction      160,368           25%     174,077           27%
Consumer...........................        4,237            1%       3,833            1%
                                     ------------  -----------   -----------  -----------
     Total loans...................      629,171          100%     632,742          100%
                                                   ===========                ===========
Deferred loan costs................          252                        175
Allowance for loan losses..........      (11,856)                   (11,154)
                                     ------------                -----------
Loans, net......................... $    617,567                $   621,763
                                     ============                ===========

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

The following table sets forth the maturity distribution of the Company's loans at June 30, 2002:

                                                    Over One
                                        Due in      Year But
                                       One Year     Less Than       Over
(Dollars in thousands)                 or Less     Five Years    Five Years      Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    201,147  $    11,477   $     1,284  $   213,908
Real estate - mortgage.............      160,894       81,518         8,246      250,658
Real estate - land and construction      160,368           --            --      160,368
Consumer...........................        3,681          556            --        4,237
                                     ------------  -----------   -----------  -----------
     Total loans................... $    526,090  $    93,551   $     9,530  $   629,171
                                     ============  ===========   ===========  ===========

Loans with variable interest rates. $    505,292  $    53,954   $     5,444  $   564,690
Loans with fixed interest rates....       20,798       39,597         4,086       64,481
                                     ------------  -----------   -----------  -----------
     Total loans................... $    526,090  $    93,551   $     9,530  $   629,171
                                     ============  ===========   ===========  ===========

The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable
(floating) interest rates.  Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street
Journal.  At June 30, 2002, approximately 90% of the Company's loan portfolio consisted of floating interest rate loans.

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

                                                     June 30,
                                              ----------------------  December 31,
(Dollars in thousands)                           2002        2001        2001
--------------------------------------------  ----------  ----------  -----------
Nonaccrual loans............................ $    1,951  $       66  $        --
Loans 90 days past due and still accruing           415          --           --
Restructured loans..........................         --          --           --
                                              ----------  ----------  -----------
    Total nonperforming loans...............      2,366          66           --
Foreclosed assets...........................         --          --           --
                                              ----------  ----------  -----------
    Total nonperforming assets.............. $    2,366  $       66  $        --
                                              ==========  ==========  ===========
Nonperforming assets as a percentage of
  period end loans plus foreclosed assets...       0.38%      0.01%         -- %

As of June 30, 2002, the Company had $1,951,000
loans on nonaccrual status, compared to $66,000 in the same period of the prior
year, which were considered impaired loans.   The Company had $415,000 loans
past due 90 days or more and still accruing interest, no restructured loans and no foreclosed assets as of June 30, 2002.  The Company had no loans past due 90 days or more and still accruing interest, no restructured loans and no foreclosed assets as of June 30, 2001.  The Company had no loans on nonaccrual status, no loans past due 90 days or more and still accruing interest, no restructured loans, no foreclosed assets, and no impaired loans as of December
31, 2001.

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
Further, the Company is examined periodically by the FDIC, FRB, and the
California Department of Financial Institutions at which time a further review of loan quality is conducted.

Loans that demonstrate a weakness, for which there is a
possibility of loss if the weakness is not corrected, are categorized as
"classified." Classified loans include all loans graded substandard, doubtful and loss and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).

Allowance for Loan Losses

It is the policy of management to maintain the allowance for probable loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the
Company's market area were to weaken. Additionally, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Company's loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                         Six Months Ended
                                               June 30,     For the Year Ended
                                        --------------------   December 31,
(Dollars in thousands)                    2002       2001         2001
--------------------------------------  ---------  ---------   -----------
Balance, beginning of period / year... $  11,154  $   9,651   $     9,651
Net recoveries (charge-offs)..........      (613)      (359)         (407)
Provision for probable loan losses....     1,315      1,055         1,910
                                        ---------  ---------   -----------
Balance, end of period / year......... $  11,856  $  10,347   $    11,154
                                        =========  =========   ===========

Ratios:
Net recoveries (charge-offs) to
   average loans outstanding..........      0.10%     0.06%        0.07%
Allowance for loan losses to average
   loans..............................      1.86%     1.74%        1.84%
Allowance for loan losses to total
   loans..............................      1.88%     1.71%        1.76%
Allowance for loan losses to
   non-performing assets..............       501%   15,677%          -- %

Charge-offs reflect the realization of losses in the
portfolio that were recognized previously though provisions for probable loan losses.  The net charge-offs as of June 30, 2002 were $613,000, compared to
$359,000 as of June 30, 2001.  The increase in net charge-offs in 2002 was primarily due to the increase in certain commercial loan charge-offs.
Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                            June 30, 2002          June 30, 2001         December 31, 2001
                                        --------------------   ----------------------   --------------------
                                                    Percent                  Percent                Percent
                                                   of ALL by                of ALL by              of ALL by
                                                   category                 category               category
                                                   to total                 to total               to total
                                                   loans by                 loans by               loans by
(Dollars in thousands)                   Amount    category      Amount     category     Amount    category
--------------------------------------  ---------  ---------   -----------  ---------   ---------  ---------
Commercial............................ $   5,834       2.72% $     3,925       1.94% $   5,489       2.63%
Real estate - mortgage................     2,254       0.90%       1,538       0.66%     1,420       0.58%
Real estate - land and construction...     2,997       1.87%       2,657       1.61%     3,066       1.76%
Consumer..............................       101       2.39%         161       2.77%       102       2.66%
Unallocated...........................       670         -- %       2,066         -- %     1,077         -- %
                                        ---------              -----------              ---------
     Total ........................... $  11,856       1.88% $    10,347       1.71% $  11,154       1.76%
                                        =========              ===========              =========

The increase in the allowance for loan losses from June 30,
2001 reflects the growth in the Company's overall level of loans, primarily in the commercial and real estate loan portfolio and the increase from December 31,
2001 reflects the increase in commercial loans which typically have the greatest inherent loss exposure.

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
There were no specific allowances allocated at June 30, 2002 and December 31,
2001 as none of the nonperforming loans at June 30, 2002 required specific allowances based on the underlying collateral values and there were no nonperforming loans at December 31, 2001.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan.  The formula allowance on June 30, 2002 was
$11,186,000, compared to $10,077,000 on December 31, 2001. The increase was attributable to several factors, most notably the change in the mix of loans and an increase in certain factors used to estimate the reserve allocations.

The unallocated allowance is based upon management's
evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or
portfolio segments.   As of June 30, 2002, the Company's unallocated allowance
was  $670,000, compared to $1,077,000 on December 31, 2001. In evaluating the appropriateness of the unallocated allowance, management considered the changes in the trend of the volume and severity of past due and classified loans; and
trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications, changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments, changes in underwriting standards and collection, charge-off, and recovery practices, and changes in the volume and mix of the loan portfolio and in credit concentrations particularly in commercial and real estate land and construction lending.  The range of potential impact for these factors is estimated to be from $470,000 - $840,000. There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the range set forth above.

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

Deposits

Deposits totaled $818,464,000 at June 30, 2002, an
increase of 1%, compared
to deposits of $807,908,000 at December 31, 2001 and an increase of 6% compared to $770,168,000 at June 30, 2001. Compared to December 31, 2001, noninterest bearing demand deposits increased $9,830,000 or 5%, interest bearing demand deposits increased $11,232,000 or 14%, savings and money market deposits increased $36,038,000 or 16%. These increases were offset by decreases in time deposits $46,390,000 or 21% and brokered deposits $154,000, or less than 1%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                         Six Months Ended         Year Ended
                                          June 30, 2002        December 31, 2001
                                       --------------------   --------------------
                                                   Average                Average
                                        Average      Rate      Average      Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid
-------------------------------------  ----------  --------   ----------  --------
Demand, noninterest bearing.......... $  201,092        -- % $  204,114        -- %
Demand, interest bearing.............     81,597      0.87%     69,634      1.58%
Saving and money market..............    255,098      1.92%    227,344      3.09%
Time deposits, under $100............     63,056      3.55%     78,910      5.37%
Time deposits, $100 and over.........    138,244      3.10%    166,268      5.18%
Brokered deposits....................     68,554      3.91%     30,843      5.32%
                                       ----------             ----------
     Total average deposits.......... $  807,641      1.83% $  777,113      2.91%
                                       ==========             ==========

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of June 30, 2002.

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................  $   75,586        39%
Over three months through twelve months....................      85,446        45%
Over twelve months.........................................      30,338        16%
                                                              ----------  --------
       Total...............................................  $  191,370       100%
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

                                         Three Months Ended   Six Months Ended
                                               June 30,          June 30,
                                            2002      2001      2002      2001
                                        ----------  -------- ----------  --------
Return on average assets................   0.68%     0.88%   0.68%     0.95%
Return on average equity................   8.15%    10.74%   8.13%    11.89%
Average equity to average assets ratio..   8.34%     8.23%   8.31%     8.04%

Annualized return on average assets and return on average
equity for the quarter ended June 30, 2002 were 0.68% and 8.15%, respectively, compared with returns of 0.88% and 10.74%, respectively, for the same period in
2001. The equity to asset ratio for the quarter ended June 30, 2002 was 8.34%, compared to 8.23% for the same period in 2001.  Annualized return on average assets and return on average equity for the six months ended June 30, 2002 were
0.68% and 8.13%, respectively, compared with returns of 0.95% and 11.89%, respectively, for the same period in 2001.  The equity to asset ratio for the six months ended June 30, 2002 was 8.31%, compared to 8.04% for the same period in 2001.

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

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at
June 30, 2002, using the rate sensitivity gap ratio.  For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                            Due in    Due After
                                                 Within    Three to    One to    Due After     Not
                                                  Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                           Months     Months      Years      Years    Sensitive    Total
----------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Interest earning assets:
  Federal funds sold.......................... $  55,500  $      --  $      --  $      --  $      --  $  55,500
  Interest bearing deposits in banks..........     6,025         --         --         --         --      6,025
  Securities..................................     3,264     20,266     54,789     39,162         --    117,481
  Total loans.................................   492,489     70,652     93,551      9,530         --    666,222
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total interest earning assets.............   557,278     90,918    148,340     48,692         --    845,228
                                                ---------  ---------  ---------  ---------  ---------  ---------
Cash and due from banks.......................        --         --         --         --     40,062     40,062
Other assets..................................        --         --         --         --     42,402     42,402
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total assets.............................. $ 557,278  $  90,918  $ 148,340  $  48,692  $  82,464  $ 927,692
                                                =========  =========  =========  =========  =========  =========

Interest bearing liabilities:
  Demand, interest bearing.................... $  91,761  $      --  $      --  $      --  $      --  $  91,761
  Savings and money market....................   266,032         --         --         --         --    266,032
  Time deposits...............................    96,711    111,416     36,077         --         --    244,204
  Mandatorily Redeemable Cumulative
    Trust Preferred Securities................        --         --         --     19,000         --     19,000
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total interest bearing liabilities........   454,504    111,416     36,077     19,000         --    620,997
                                                ---------  ---------  ---------  ---------  ---------  ---------
Noninterest demand deposits...................    63,925         --         --         --    152,542    216,467
Other liabilities.............................        --         --         --         --     12,130     12,130
Shareholders' equity..........................        --         --         --         --     78,098     78,098
                                                ---------  ---------  ---------  ---------  ---------  ---------
    Total liabilities and shareholders' equity $ 518,429  $ 111,416  $  36,077  $  19,000  $ 242,770  $ 927,692
                                                =========  =========  =========  =========  =========  =========

Interest rate sensitivity GAP................. $  38,849  $ (20,498) $ 112,263  $  29,692  $(160,306) $      --
                                                =========  =========  =========  =========  =========  =========

Cumulative interest rate sensitivity GAP...... $  38,849  $  18,351  $ 130,614  $ 160,306  $      --  $      --
Cumulative interest rate sensitivity GAP ratio      4.19%     1.98%    14.08%    17.28%       -- %       -- %

The foregoing table demonstrates that the Company had a
positive cumulative one year gap of $18,351,000, or 1.98% of total assets, at
June 30, 2002.  In theory, this would indicate that $18,351,000 more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin.  However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of certain short-term funding sources.

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

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion
of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities.  At June 30, 2002, the Company's primary liquidity ratio was 20.70%, comprised of
$75,308,000 in investment securities available-for-sale with maturities (or probable calls) of up to five years,
less $9,441,000 of securities that were pledged to secure
public and certain other deposits as required by law and contract; Federal funds sold of $55,500,000, and $46,087,000 in cash and due from banks, as a percentage of total unsecured deposits of $809,023,000.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                          June 30,
                                   ----------------------  December 31,
(Dollars in thousands)                2002        2001         2001
---------------------------------  ----------  ----------  ------------
Capital components:
   Tier 1 Capital................ $   94,912  $   83,754  $     91,598
   Tier 2 Capital................      9,921       9,149         9,664
                                   ----------  ----------  ------------
     Total risk-based capital.... $  104,833  $   92,903  $    101,262
                                   ==========  ==========  ============

Risk-weighted assets............. $  793,424  $  730,759  $    779,060
Average assets................... $  918,555  $  856,653  $    898,020
                                                                           Minimum
                                                                         Regulatory
                                                                         Requirements
                                                                         -----------
Capital ratios:
  Total risk-based capital.......       13.2%      12.7%        13.0%        8.0%
  Tier 1 risk-based capital......       12.0%      11.5%        11.8%        4.0%
  Leverage ratio (1).............       10.3%       9.8%        10.2%        4.0%

(1)

 Tier 1 capital divided by average assets (excluding
goodwill).

At June 30, 2002 and 2001, and December 31,
2001, the Company's capital met all minimum regulatory requirements.   As of
June 30, 2002, management believes that HBC, HBEB, HBSV, and BLA were considered
"Well Capitalized" under the Prompt Corrective Action Provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

No material changes have occurred during the quarter to the Company's market risk profile or information. For further information refer to the Company's
Form 10-K.

Part II - Other Information

Item 4. - Submissions of Matters to a Vote of Security
Holders

The Company held its 2002 Annual Meeting of Shareholders on May 23, 2002.
There were 11,132,462 issued and outstanding shares of Company Common Stock on
April 9, 2002, the Record Date for the  2002 Annual Meeting.  Each of the shares voting at the meeting was entitled to one vote.

At the 2002 Annual Meeting, the following actions were taken:

Election of Directors

The Company's board is divided into three classes.  At the 2002 Annual
Meeting, five directors of the Company were elected.  The following chart indicates the number of shares cast for each elected director:

Name of Director   Votes For   Votes Withheld

Phillip R. Boyce   8,959,103   298,491

Richard L. Conniff   8,813,602   443,992

Kirk M. Rossmann   8,983,809   273,785

Brad L. Smith   8,813,272   444,322

Charles J. Toeniskoetter  8,983,809   273,785

In addition to the above five individuals, the following previously elected directors' terms continued after the meeting:

Name of Director   Title

Frank Bisceglia   Director

Jim Blair    Director

Bill Del Biaggo, Jr.   Director/Business Development Officer

Anneke Dury   Director

Roy Lave    Director

Lon Normandin   Director

Jack Peckham   Director

Humphrey Polanen   Director

Howard Weiland   Director

Ratification of Deloitte & Touche, LLP as the Company's auditors

The number of shares cast for and against the ratification of the Board of
Directors' selection of Deloitte & Touche, LLP to serve as the Company's auditors for the fiscal year ending December 31, 2002 was as follows:

  FOR      9,239,142

  AGAINST                    5,372

  ABSTENTIONS        13,080

Item 6. - Exhibits and Reports on Form
8-K

a.    Exhibits included with this filing:

Exhibits Number      Name

99.1  Certification of Registrant's Chief Executive Officer Pursuant to 18
  U.S.C. Section 1350

99.2  Certification of Registrant's Chief Financial Officer Pursuant to 18
  U.S.C. Section 1350

b.   Reports on Form 8-K

The Registrant filed Current Report on Form 8-K dated July
16, 2002 under item 5 to report the merger of three of its wholly owned commercial bank subsidiaries into the Company's original wholly owned bank susidiary.

The Registrant filed Current Report on Form 8-K dated July
24, 2002 under item 5 to report its second quarter ended June 30, 2002 financial results, and condensed summarized statements of financial position and results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

(Registrant)

August 14, 2002

/s/ Brad L. Smith

Date

 Brad L. Smith, Chairman of the Board and
CEO

August 14, 2002

/s/ Lawrence D. McGovern

Date

 Lawrence D. McGovern, Chief Financial
Officer

Exhibit Index

Exhibit   Description

99.1  Certification of Registrant's Chief Executive Officer
  Pursuant To 18 U.S.C. Section 1350

99.2  Certification of Registrant's Chief Financial Officer
  Pursuant To 18 U.S.C. Section 1350

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Heritage Commerce Corp (the
"Company") on Form 10-Q for the period ending June 30, 2002 as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I, Brad L.
Smith, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002, that:

(1) The Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

August 14, 2002

/s/ Brad L. Smith

     Brad L. Smith

Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Heritage Commerce Corp (the
"Company") on Form 10-Q for the period ending June 30, 2002 as filed with the
Securities and Exchange Commission on the date hereof (the "Report"), I,
Lawrence D. McGovern, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a)
or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the
Company.

August 14, 2002

/s/ Lawrence D. McGovern

     Lawrence D. McGovern

Chief Financial Officer