Form 10-Q
period 2002-09-30
HERITAGE COMMERCE CORP
filed 2002-11-13
CIK 1053352

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

The Registrant had 11,185,131 shares of Common Stock outstanding on November 1, 2002

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  September 30,  December 31,
(Dollars in thousands)                                                2002          2001
                                                                  ------------  ------------
                           ASSETS
Cash and due from banks......................................... $     41,861  $     27,015
Interest bearing deposits in other financial institutions.......        6,401         7,704
Federal funds sold..............................................      102,700        71,600
                                                                  ------------  ------------
               Total cash and cash equivalents..................      150,962       106,319
Securities available-for-sale, at fair value....................       94,964        91,534
Securities held-to-maturity, at amortized cost
  (fair value of $15,708 at December 31, 2001)..................          --         15,276
Loans held for sale, at lower of cost or market.................       39,471        32,461
Loans, net of deferred costs....................................      630,684       632,917
Allowance for probable loan losses..............................      (12,416)      (11,154)
                                                                  ------------  ------------
               Loans, net.......................................      618,268       621,763
Premises and equipment, net.....................................        5,574         5,470
Accrued interest receivable and other assets....................       23,940        15,128
Other investments...............................................       26,541        24,779
                                                                  ------------  ------------
               TOTAL............................................ $    959,720  $    912,730
                                                                  ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing............................... $    237,776  $    206,637
      Demand, interest bearing..................................       84,581        80,529
      Savings and money market..................................      282,400       229,994
      Time deposits, under $100.................................       48,863        72,608
      Time deposits, $100 and over..............................      124,541       150,144
      Brokered deposits.........................................       63,776        67,996
                                                                  ------------  ------------
   Total deposits...............................................      841,937       807,908
   Accrued interest payable and other liabilities...............       13,992        11,248
   Mandatorily redeemable cumulative trust preferred
      securities of subsidiary grantor trust....................       23,000        19,000
                                                                  ------------  ------------
               Total liabilities................................      878,929       838,156
                                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized;
      none outstanding..........................................          --            --
   Common stock, no par value;  30,000,000 shares authorized;
      shares issued and outstanding:  11,184,917 at
      September 30, 2002 and 11,114,967 at December 31, 2001....       63,874        63,536
   Accumulated other comprehensive income, net of taxes.........        2,015         1,021
   Retained earnings............................................       14,902        10,017
                                                                  ------------  ------------
               Total shareholders' equity.......................       80,791        74,574
                                                                  ------------  ------------
               TOTAL............................................ $    959,720  $    912,730
                                                                  ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                  Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
                                                                ------------------------  ------------------------
(Dollars in thousands, except per share data)                      2002         2001         2002         2001
                                                                -----------  -----------  -----------  -----------
Interest income:
   Loans, including fees...................................... $    11,493  $    14,043  $    34,802  $    44,618
   Securities,  taxable.......................................       1,142          972        3,415        3,518
   Securities,  non-taxable...................................         121          206          385          504
   Interest bearing deposits in other financial institutions..          22           44           70          127
   Federal funds sold.........................................         273          590          740        2,040
                                                                -----------  -----------  -----------  -----------
Total interest income                                               13,051       15,855       39,412       50,807
                                                                -----------  -----------  -----------  -----------
Interest expense:
   Deposits...................................................       3,210        5,344       10,557       17,792
   Mandatorily redeemable trust preferred securities..........         444          432        1,371        1,184
   Other......................................................           1           27           13          140
                                                                -----------  -----------  -----------  -----------
Total interest expense........................................       3,655        5,803       11,941       19,116
                                                                -----------  -----------  -----------  -----------
Net interest income before provision for probable
  loan losses.................................................       9,396       10,052       27,471       31,691
Provision for probable loan losses............................         750          279        2,066        1,334
                                                                -----------  -----------  -----------  -----------
Net interest income after provision for probable
  loan losses.................................................       8,646        9,773       25,405       30,357
                                                                -----------  -----------  -----------  -----------
Noninterest income:
   Gain on sale of loans......................................         596          753        1,574        1,304
   Servicing income...........................................         362          193          940          486
   Gain on sale of securities available-for-sale..............         361          181          786          732
   Service charges and other fees on deposit accounts.........         360          254        1,047          690
   Other investment income....................................         279          239          830          749
   Other income...............................................         402          205        1,060          793
                                                                -----------  -----------  -----------  -----------
Total noninterest income......................................       2,360        1,825        6,237        4,754
                                                                -----------  -----------  -----------  -----------
Noninterest expenses:
   Salaries and employee benefits.............................       4,580        4,734       13,761       14,190
   Occupancy..................................................         814          712        2,322        2,073
   Furniture and equipment....................................         379          447        1,062        1,191
   Loan origination costs.....................................         343          314          941          973
   Professional fees..........................................         347          446          919        1,041
   Client services............................................         238          464          678        1,403
   Advertising and promotion..................................         185          342          515          924
   Stationery & supplies......................................          82          109          268          367
   Telephone..................................................          83           90          241          272
   Other......................................................       1,295        1,029        3,657        3,189
                                                                -----------  -----------  -----------  -----------
Total noninterest expenses....................................       8,346        8,687       24,364       25,623
                                                                -----------  -----------  -----------  -----------
Income before provision for income taxes......................       2,660        2,911        7,278        9,488
Provision for income taxes....................................         848        1,088        2,393        3,594
                                                                -----------  -----------  -----------  -----------
Net income.................................................... $     1,812  $     1,823  $     4,885  $     5,894
                                                                ===========  ===========  ===========  ===========
Earnings per share:
     Basic.................................................... $      0.16  $      0.16  $      0.44  $      0.53
                                                                ===========  ===========  ===========  ===========

     Diluted.................................................. $      0.16  $      0.16  $      0.43  $      0.52
                                                                ===========  ===========  ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                      --------------------------
(Dollars in thousands)                                                    2002          2001
                                                                      ------------  ------------
Cash flows from operating activities:
Net income.......................................................... $      4,885  $      5,894
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
Depreciation and amortization.......................................        1,151         1,214
Provision for probable loan losses..................................        2,066         1,334
Gain on sale of securities available-for-sale.......................         (786)         (732)
Net amortization of premiums / accretion of discounts...............          409          (231)
Gains on sales of loans held for sale...............................       (1,574)       (1,304)
Proceeds from  sales of loans held for sale.........................       37,094        30,011
Originations of loans held for sale.................................      (55,817)      (29,637)
Maturities of loans held for sale...................................       13,287           759
Effect of changes in:
    Accrued interest receivable and other assets....................       (8,568)       (4,361)
    Accrued interest payable and other liabilities..................        2,059         4,300
                                                                      ------------  ------------
Net cash (used in) provided by operating activities.................       (5,794)        7,247
                                                                      ------------  ------------
Cash flows from investing activities:
Net decrease (increase) in loans....................................        1,429        (5,304)
Purchases of securities available-for-sale..........................      (33,194)      (62,756)
Maturities/paydowns/calls of securities available-for-sale..........       17,196        18,362
Proceeds from  sales of securities available-for-sale...............       27,879        59,080
Maturities/paydowns/calls of securities held-to-maturity............        1,776         2,663
Purchases of corporate owned life insurance.........................       (1,580)       (4,558)
Purchases of other investments......................................         (182)         (295)
Purchases of property and equipment.................................       (1,255)         (623)
                                                                      ------------  ------------
Net cash provided by investing activities...........................       12,069         6,569
                                                                      ------------  ------------
Cash flows from financing activities:
Net increase in deposits............................................       34,029        63,652
Proceeds from issuance of mandatorily redeemable cumulative
   trust preferred securities of subsidiary grantor trust...........        4,000         5,000
Net proceeds from issuance of common stock..........................          339         1,022
Net change in FHLB borrowings.......................................          --        (18,000)
                                                                      ------------  ------------
Net cash provided by financing activities...........................       38,368        51,674
                                                                      ------------  ------------
Net increase in cash and cash equivalents...........................       44,643        65,490
Cash and cash equivalents, beginning of period......................      106,319        60,069
                                                                      ------------  ------------
Cash and cash equivalents, end of period............................ $    150,962  $    125,559
                                                                      ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest......................................................... $     13,988  $     19,179
   Income taxes..................................................... $      4,070  $      4,450

Supplemental schedule of non-cash investing and financing activity:
   Transfer of investment securities from HTM to AFS................ $     13,619  $        --

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2002
(Unaudited)

1)    Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiaries: Heritage Bank of Commerce (HBC), Heritage Bank East Bay (HBEB), Heritage Bank South Valley (HBSV), and Bank of Los Altos (BLA), and Heritage Capital Trust I, Heritage Statutory Trust I, Heritage Statutory Trust II, and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities, have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

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

The results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2002.

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

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                          ------------------------  ------------------------
                                                             2002         2001         2002         2001
                                                          -----------  -----------  -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share...............  11,169,765   11,106,956   11,143,721   11,071,581
Dilutive effect of stock options outstanding,
    using the treasury stock method.....................     278,494      288,606      280,195      307,920
                                                          -----------  -----------  -----------  -----------
Shares used in computing diluted earnings per share.....  11,448,259   11,395,562   11,423,916   11,379,501
                                                          ===========  ===========  ===========  ===========

3)    Comprehensive Income

Comprehensive Income includes net income and other comprehensive income, which represents the change in the Company's net assets during the period from non-owner sources.

The Company's only sources of other comprehensive income is derived from unrealized gains and losses on investment securities available-for-sale and I/O strips and is presented net of tax. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                                            Three Months Ended        Nine Months Ended
                                                               September 30,             September 30,
                                                          ------------------------  ------------------------
                                                             2002         2001         2002         2001
(Dollars in thousands)                                    -----------  -----------  -----------  -----------
Net income.............................................. $     1,812  $     1,823  $     4,885  $     5,894
                                                          -----------  -----------  -----------  -----------
Other comprehensive income (loss), net of tax:
    Net unrealized holding gain on available-for-sale
     securities and I/O strips during the period........         996          849        1,522        1,330
Less: reclassification adjustment for realized
    gains on available-for-sale securities
    included in net income during the period............        (246)        (112)        (528)        (452)
                                                          -----------  -----------  -----------  -----------
Other comprehensive income (loss).......................         750          737          994          878
                                                          -----------  -----------  -----------  -----------
Comprehensive income.................................... $     2,562  $     2,560  $     5,879  $     6,772
                                                          ===========  ===========  ===========  ===========

4)    Transfer of Securities

The Company transferred all of its securities categorized as held-to-maturity to the available-for-sale category. The amortized cost of the transferred securities was $12,778,000 and the related net unrealized holding gain was $841,000. The transfer of these securities was made at the fair value of the securities at the date of the transfer with the unrealized holding gains or losses, net of taxes, included in other comprehensive income, which is a separate component of shareholders' equity.

The Company transferred these securities to increase liquid assets and to increase the ability for possible sale of these securities in the future and intends to classify all new purchases of securities as available-for-sale

5)    Mandatorily Redeemable Cumulative Trust Preferred Securities of Subsidiary Grantor Trust

Heritage Commerce Corp Statutory Trust III

Heritage Commerce Corp Statutory Trust III is a Delaware business trust formed by the Company for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities.

During the third quarter of 2002, Heritage Commerce Corp Statutory Trust III issued 4,000 Floating Rate Capital Securities, with a liquidation value of $1,000 per security to the Company for gross proceeds of $4,000,000. The entire proceeds of the issuance were invested by Heritage Commerce Corp Statutory Trust III in $4,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures, with identical maturity, repricing and payment terms as the Floating Rate Capital Securities (the "Subordinated Debentures") issued by the Company. The Subordinated Debentures represent the sole assets of Heritage Commerce Corp Statutory Trust III. The Subordinated Debentures mature on September 26, 2032, bear an initial interest rate of 5.22% (based on 3-month LIBOR plus 3.40%), repricing and payable semi-annually, and are redeemable by the Company at a premium beginning on or after September 26, 2007 based on a percentage of the principal amount of the Subordinated Debentures as stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date. The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after September 26, 2012 with proper notification. The Floating Rate Capital Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032. The Subordinated Debentures bear the same terms and interest rates as the Floating Rate Capital Securities.

Holders of the Floating Rate Capital Securities are entitled to cumulative cash distributions on the liquidation amount of $1,000 per security beginning on September 26, 2002 and ending on December 26, 2002 at an initial rate per annum of 5.22% and for each quarter thereafter at an annualized rate equal to the 3-month LIBOR, plus 3.40%. However, through September 26, 2007 the rate may not exceed 11.90%. The distributions on the Floating Rate Capital Securities are treated as interest expense in the consolidated income statements. The Company has the option to defer payment of the distributions for a period of up to five years, as long as the Company is not in default in the payment of interest on the Subordinated Debentures. The Floating Rate Capital Securities issued in the offering were sold in private transactions pursuant to an applicable exemptions from registration under the Securities Act of 1933, as amended. The Company has guaranteed on a subordinated basis, distributions and other payments due on the Floating Rate Capital Securities (the Guarantee). The Guarantee, when taken together with the Company's obligations under the Subordinated Debentures, the Indenture Agreement pursuant to which the Subordinated Debentures were issued and the Company's obligations under the Trust Agreement governing the subsidiary trust, provide a full and unconditional guarantee of amounts due on the Floating Rate Capital Securities.

6)    Recent Accounting Pronouncements

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

7)    Reclassifications

Certain amounts in the December 31, 2001 and September 30, 2001 financial statements have been reclassified to conform to the September 30, 2002 financial statement presentation.

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

Allowance for Probable Loan Losses

The allowance for probable loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company's allowance for probable loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 21.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (I/O) strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the quarter ended September 30, 2002, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. Variations in prevailing interest rates on borrowed funds, changes in general economic conditions, among other factors, could cause changes in the prepayment experience. A corresponding decrease in the value of the I/O strip receivable would also be expected.

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

RESULTS OF OPERATIONS

Overview

Net income for the three and nine months ended September 30, 2002 was $1,812,000 and $4,885,000, down 1% from $1,823,000 for the three months ended September 30, 2001 and 17% from $5,894,000 for the nine months ended September 30, 2001. Earnings per diluted share for the three and nine months ended September 30, 2002 were $0.16 and $0.43, the same earning per diluted share for the three months ended September 30, 2001 and down 17% from $0.52 per diluted share for the nine months ended September 30, 2001. Annualized return on average assets and return on average equity for the quarter ended September 30, 2002 were 0.77% and 9.05%, compared with returns of 0.82% and 10.03%, for the same period in the prior year. Annualized return on average assets and return on average equity for the nine months ended September 30, 2002 were 0.71% and 8.45% compared with returns of 0.91% and 11.28% for the same period in the prior year.

For the three months ended September 30, 2002, as compared with the same period in the prior year, net interest income decreased from $10,052,000 to $9,396,000, a decrease of $656,000, or 7%. For the nine months ended September 30, 2002, as compared with the same period in the prior year, net interest income decreased from $31,691,000 to $27,471,000, a decrease of $4,220,000, or 13%. These declines were primarily attributed to a lower net interest margin, resulting from the significant short term interest rate reduction during 2001 and the level of and the timing of repricing of the Company's interest bearing deposits, partially offset by the overall growth in the Company's level of earning assets, primarily in loans and investment securities. The Company's net interest margin was 4.36% and 4.33% for the three and nine months ended September 30, 2002, compared with 4.88% and 5.29% for the three and nine months ended September 30, 2001, reflecting both the significant reduction in interest rates that took place in 2001 and the stabilization of interest rates during the first nine months of 2002.

Total assets as of September 30, 2002 were $959,720,000, an increase of $49,855,000, or 5%, from $909,865,000 as of September 30, 2001, and an increase of $46,990,000, or 5%, from total assets of $912,730,000 as of December 31, 2001. Total deposits as of September 30, 2002 were $841,937,000, an increase of $40,099,000, or 5%, from $801,838,000 as of September 30, 2001, and an increase of $34,029,000, or 4%, from total deposits of $807,908,000 as of December 31, 2001.

Total portfolio loans as of September 30, 2002 were $630,684,000, an increase of $14,911,000, or 2%, from $615,773,000 as of September 30, 2001 and down slightly from $632,917,000 as of December 31, 2001. The Company's allowance for probable loan losses was $12,416,000, or 1.97%, of total loans at September 30, 2002. This compares with an allowance for probable loan losses of $10,673,000, or 1.73%, and $11,154,000, or 1.76% of total loans at September 30, 2001 and December 31, 2001. The increase in the allowance for probable loan losses was due to increases in the Company's level of nonperforming assets and additional provisions to reflect the continued weaknesses in the economy. The Company's nonperforming assets increased to $4,747,000, primarily as a result of the placement of one commercial real estate loan on nonaccrual status, as of September 30, 2002, compared to $66,000 as of September 30, 2001 and none as of December 31, 2001.

The Company's shareholders' equity at September 30, 2002 was $80,791,000, up from $73,527,000 at September 30, 2001 and $74,574,000 as of December 31, 2001. The increase in shareholders' equity is a result of the income generated over the period, the exercise of common stock options and an increase in other comprehensive income from the net unrealized gains recognized on the transfer of securities from the held-to-maturity category to the available-for-sale category and the unrealized holding gains on the securities available-for-sale. Book value per share has increased to $7.22 at September 30, 2002, from $6.62 at September 30, 2001 and $6.71 at December 31, 2001. The Company's leverage capital ratio was 10.83% at September 30, 2002 compared to 10.25% at September 30, 2001 and 10.20% at December 31, 2001.

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                                              For the Three Months Ended         For the Three Months Ended
                                                                  September 30, 2002                 September 30, 2001
                                                            ---------------------------------  ---------------------------------
                                                                         Interest    Average                Interest    Average
                                                             Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                       Balance     Expense      Rate      Balance     Expense      Rate
----------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross.............................................. $  673,816  $   11,493       6.77% $  653,914  $   14,043       8.52%
Investment securities.....................................    111,123       1,263       4.51%     90,484       1,178       5.17%
Interest bearing deposits in other financial institutions.      6,179          22       1.41%      5,730          44       3.05%
Federal funds sold........................................     63,180         273       1.71%     67,791         590       3.45%
                                                            ----------  ----------             ----------  ----------
   Total interest earning assets..........................    854,298  $   13,051       6.06%    817,919  $   15,855       7.69%
                                                                        ----------                         ----------
Cash and due from banks...................................     37,722                             35,039
Premises and equipment, net...............................      5,663                              5,961
Other assets..............................................     33,555                             24,814
                                                            ----------                         ----------
   Total assets........................................... $  931,238                         $  883,733
                                                            ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing.................................. $   79,022  $      195       0.98% $   69,728  $      256       1.46%
Savings and money market..................................    288,581       1,239       1.70%    225,504       1,659       2.92%
Time deposits, under $100.................................     50,790         354       2.77%     82,049       1,046       5.06%
Time deposits, $100 and over..............................    123,258         764       2.46%    166,692       2,002       4.76%
Brokered deposits.........................................     67,886         658       3.85%     27,224         381       5.55%
Other borrowings..........................................     19,222         445       9.18%     20,472         459       8.90%
                                                            ----------  ----------             ----------  ----------
   Total interest bearing liabilities.....................    628,759  $    3,655       2.31%    591,669  $    5,803       3.89%
                                                                        ----------                         ----------
Interest bearing demand deposits..........................    209,951                            205,340
Other liabilities.........................................     13,094                             14,639
                                                            ----------                         ----------
   Total liabilities......................................    851,804                            811,648
Shareholders' equity......................................     79,434                             72,085
                                                            ----------                         ----------
   Total liabilities and
      shareholders' equity................................ $  931,238                         $  883,733
                                                            ==========                         ==========
Net interest income / margin.......................................... $    9,396       4.36%             $   10,052       4.88%
                                                                        ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $1,110,000 and $1,131,000 for the three month periods ended September 30, 2002 and 2001, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $4,747,000 and $66,000 for the period ended September 30, 2002 and 2001, respectively, are included in the average balance calculation above.

                                                              For the Nine Months Ended          For the Nine Months Ended
                                                                  September 30, 2002                 September 30, 2001
                                                            ---------------------------------  ---------------------------------
                                                                         Interest    Average                Interest    Average
                                                             Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                       Balance     Expense      Rate      Balance     Expense      Rate
----------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross.............................................. $  672,292  $   34,802       6.92% $  638,230  $   44,617       9.35%
Investment securities.....................................    109,094       3,800       4.66%     94,914       4,023       5.67%
Interest bearing deposits in other financial institutions.      6,779          70       1.38%      4,551         127       3.73%
Federal funds sold........................................     59,110         740       1.67%     63,394       2,040       4.30%
                                                            ----------  ----------             ----------  ----------
   Total interest earning assets..........................    847,275  $   39,412       6.22%    801,089  $   50,807       8.48%
                                                                        ----------                         ----------
Cash and due from banks...................................     37,015                             41,553
Premises and equipment, net...............................      5,597                              6,130
Other assets..............................................     32,578                             19,702
                                                            ----------                         ----------
   Total assets........................................... $  922,465                         $  868,474
                                                            ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing.................................. $   80,590  $      549       0.91% $   67,394  $      890       1.77%
Savings and money market..................................    266,408       3,667       1.84%    223,788       5,669       3.39%
Time deposits, under $100.................................     58,968       1,465       3.32%     79,199       3,333       5.63%
Time deposits, $100 and over..............................    133,242       2,887       2.90%    166,997       6,862       5.49%
Brokered deposits.........................................     68,337       1,989       3.89%     23,424       1,038       5.92%
Other borrowings..........................................     19,956       1,384       9.27%     18,356       1,324       9.64%
                                                            ----------  ----------             ----------  ----------
   Total interest bearing liabilities.....................    627,501  $   11,941       2.54%    579,158  $   19,116       4.41%
                                                                        ----------                         ----------
Interest bearing demand deposits..........................    204,045                            204,507
Other liabilities.........................................     13,595                             14,943
                                                            ----------                         ----------
   Total liabilities......................................    845,141                            798,608
Shareholders' equity......................................     77,324                             69,866
                                                            ----------                         ----------
   Total liabilities and
      shareholders' equity................................ $  922,465                         $  868,474
                                                            ==========                         ==========
Net interest income / margin.......................................... $   27,471       4.33%             $   31,691       5.29%
                                                                        ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $3,363,000 and $3,478,000 for the nine month periods ended September 30, 2002 and 2001, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $4,747,000 and $66,000 for the period ended September 30, 2002 and 2001, respectively, are included in the average balance calculation above.

The Company's net interest income for the three and nine months ended September 30, 2002 was $9,396,000 and $27,471,000, a decrease of $656,000 or 7% over the same three month period in the prior year and a decrease of $4,220,000, or 13% over the same nine month period in the prior year. For the three and nine months ended September 30, 2002 compared to the same periods in the prior year, average earning assets increased by $36,379,000, or 4%, and $46,186,000, or 6%. For the three months ended September 30, 2002, the average yield on earning assets was 6.06%, down 163 basis points from 7.69% for the same period in 2001. Over the same period the rates paid on interest bearing liabilities declined 158 basis points to 2.31% from 3.89%. For the nine months ended September 30, 2002, the average yield on earning assets was 6.22%, down 226 basis points from 8.48% for the same period in 2001. Over the same period the rates paid on interest bearing liabilities decreased 187 basis points to 2.54% from 4.41%. Overall, the net interest margin decreased to 4.36% and 4.33% for the three and nine months ended September 30, 2002, from 4.88% and 5.29% for the same periods in the prior year. The decrease in interest rates for the three and nine months ended September 30, 2002 compared to the same period in 2001 resulted in a reduction in net interest income of $1,040,000 and $5,585,000. The impact of the decrease in interest rates was mitigated by the growth in the level of earning assets (partially offset by the increase in interest bearing liabilities) as overall volume increases added $384,000 and $1,365,000 to the net interest income for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The increased level of average loans and investment securities was primarily funded by the increase in the deposits and by a decrease in the level of average Federal funds sold.

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
                                                                ----------------------------------
                                                                Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $      339  $   (2,889) $   (2,550)
    Investment securities.....................................        235        (150)         85
    Interest bearing deposits in other financial institutions.          2         (24)        (22)
    Federal funds sold........................................        (20)       (297)       (317)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $      556  $   (3,360) $   (2,804)
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing..................................         23  $      (84) $      (61)
    Savings and money market..................................        271        (691)       (420)
    Time deposits, under $100.................................       (218)       (474)       (692)
    Time deposits, $100 and over..............................       (269)       (969)     (1,238)
    Brokered Deposits.........................................        394        (117)        277
    Other borrowings..........................................        (29)         15         (14)
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $      172  $   (2,320) $   (2,148)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $      384  $   (1,040) $     (656)
                                                                ==========  ==========  ==========

                                                                  Nine Months Ended September 30,
                                                                           2002 vs. 2001
                                                                ----------------------------------
                                                                Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $    1,763  $  (11,578) $   (9,815)
    Investment securities.....................................        494        (717)       (223)
    Interest bearing deposits in other financial institutions.         23         (80)        (57)
    Federal funds sold........................................        (54)     (1,246)     (1,300)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $    2,226  $  (13,621) $  (11,395)
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing.................................. $       90  $     (431) $     (341)
    Savings and money market..................................        587      (2,589)     (2,002)
    Time deposits, under $100.................................       (503)     (1,365)     (1,868)
    Time deposits, $100 and over..............................       (731)     (3,244)     (3,975)
    Brokered Deposits.........................................      1,307        (356)        951
    Other borrowings..........................................        111         (51)         60
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $      861  $   (8,036) $   (7,175)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $    1,365  $   (5,585) $   (4,220)
                                                                ==========  ==========  ==========

Provision for Probable Loan Losses

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates. For the three and nine months ended September 30, 2002, the provision for probable loan losses was $750,000 and $2,066,000, up $471,000 and $732,000, from $279,000 and $1,334,000 for the same periods in the prior year. See additional discussion at Allowance for Probable Loan Losses.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                         September 30,          2002 versus 2001
                                                      --------------------   --------------------
(Dollars in thousands)                                    2002       2001     Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     596  $     753   $    (157)       (21)%
Servicing income....................................       362        193         169         88%
Gain on sale of securities available-for-sale.......       361        181         180         99%
Service charges and other fees on deposits accounts.       360        254         106         42%
Other investment income.............................       279        239          40         17%
Other income........................................       402        205         197         96%
                                                      ---------  ---------   ---------
Total............................................... $   2,360  $   1,825   $     535         29%
                                                      =========  =========   =========

                                                       Nine Months Ended      Increase (decrease)
                                                         September 30,          2002 versus 2001
                                                      --------------------   --------------------
(Dollars in thousands)                                    2002       2001     Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $   1,574  $   1,304   $     270         21%
Service charges and other fees on deposits accounts.     1,047        690         357         52%
Servicing income....................................       941        486         455         94%
Other investment income.............................       830        749          81         11%
Gain on sale of securities available-for-sale.......       786        732          54          7%
Other income........................................     1,059        793         266         34%
                                                      ---------  ---------   ---------
Total............................................... $   6,237  $   4,754   $   1,483         31%
                                                      =========  =========   =========

Noninterest income for the three and nine months ended September 30, 2002 was $2,360,000 and $6,237,000, up 29% and 31% from $1,825,000 and $4,754,000 for the same periods in the prior year. The increases were primarily due to the increases in service charges and fees of $106,000 for the three month period and $357,000 for the nine month period from an increase in activity from the growth of the Company and an increase in the price of certain fees, and increases in gain on sale of securities available-for-sale of $180,000 for the three month period and $54,000 for the nine month period, and increases in servicing income of $169,000 for the three month period and $455,000 for the nine month period. Gain on sale of loans decreased $157,000 for the three month period but increased $270,000 for the nine month period. The increase in servicing income and the overall increase in gains on sales of loans was primarily the result of expansion of the SBA lending operation into additional geographic areas of California and the overall increase in the size of the loan porfolio and loans held for sale.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                          September 30,        2002 versus 2001
                                                      --------------------   --------------------
(Dollars in thousands)                                    2002       2001     Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,580  $   4,734   $    (154)        (3)%
Occupancy...........................................       814        712         102         14%
Furniture and equipment.............................       379        447         (68)       (15)%
Professional fees...................................       347        446         (99)       (22)%
Loan origination costs..............................       343        314          29          9%
Client services.....................................       238        464        (226)       (49)%
Advertising and promotion...........................       185        342        (157)       (46)%
Telephone...........................................        83         90          (7)        (8)%
Stationery & supplies...............................        82        109         (27)       (25)%
Other...............................................     1,295      1,029         266         26%
                                                      ---------  ---------   ---------
Total............................................... $   8,346  $   8,687   $    (341)        (4)%
                                                      =========  =========   =========

                                                       Nine Months Ended      Increase (decrease)
                                                          September 30,        2002 versus 2001
                                                      --------------------   --------------------
(Dollars in thousands)                                    2002       2001     Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $  13,761  $  14,190   $    (429)        (3)%
Occupancy...........................................     2,322      2,074         248         12%
Furniture and equipment.............................     1,062      1,349        (287)       (21)%
Loan origination costs..............................       941        986         (45)        (5)%
Professional fees...................................       919        989         (70)        (7)%
Client services.....................................       678      1,444        (766)       (53)%
Advertising and promotion...........................       515        890        (375)       (42)%
Stationery & supplies...............................       268        368        (100)       (27)%
Telephone...........................................       241        270         (29)       (11)%
Other...............................................     3,657      3,063         594         19%
                                                      ---------  ---------   ---------
Total............................................... $  24,364  $  25,623   $  (1,259)        (5)%
                                                      =========  =========   =========

The following table indicates the percentage of noninterest expense in each category:

                                                        For The Three Months Ended September 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2002     of Total      2001     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,580         55% $   4,734         55%
Occupancy...........................................       814         10%       712          8%
Furniture and equipment.............................       379          5%       447          5%
Professional fees...................................       347          4%       446          5%
Loan origination costs..............................       343          4%       314          4%
Client services.....................................       238          3%       464          5%
Advertising and promotion...........................       185          2%       342          4%
Telephone...........................................        83          1%        90          1%
Stationery & supplies...............................        82          1%       109          1%
Other...............................................     1,295         15%     1,029         12%
                                                      ---------  ---------   ---------  ---------
Total............................................... $   8,346        100% $   8,687        100%
                                                      =========  =========   =========  =========

                                                        For The Nine Months Ended September 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2002     of Total      2001     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $  13,761         56% $  14,190         55%
Occupancy...........................................     2,322         10%     2,074          8%
Furniture and equipment.............................     1,062          4%     1,349          5%
Loan origination costs..............................       941          4%       986          4%
Professional fees...................................       919          4%       989          4%
Client services.....................................       678          3%     1,444          6%
Advertising and promotion...........................       515          2%       890          4%
Stationery & supplies...............................       268          1%       368          1%
Telephone...........................................       241          1%       270          1%
Other...............................................     3,657         15%     3,063         12%
                                                      ---------  ---------   ---------  ---------
Total............................................... $  24,364        100% $  25,623        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three and nine months ended September 30, 2001 were $8,346,000 and $24,364,000, down $341,000 and $1,259,000, or 4% and 5%, from $8,687,000 and $25,623,000 for the same periods in the prior year.

For the three months ended September 30, 2002, salaries and benefits decreased $154,000, or 3%, to $4,580,000, as compared to the same period in the prior year. Salaries and benefits decreased $429,000, or 3%, to $13,761,000 for the first nine months of 2002, as compared to the same period in the prior year. The decrease was primarily due to a decrease in employee bonuses in 2002 and reductions in salary expenses for temporary staff. For the comparative three month periods, occupancy increased by $102,000, or 14%, and for the nine month periods the increase was $248,000, or 12%, to $2,322,000 primarily as a result of increased rental costs. Occupancy costs, as a percentage of total noninterest expenses remained fairly constant over the comparative three and nine month periods. For the comparative three months periods, professional fees decreased $99,000, or 22%, to $347,000, and for the nine month periods professional fees decreased $70,000, or 7%, to $919,000. For the comparative three month periods, furniture and equipment decreased by $68,000, or 15%, to $379,000 and for the nine month periods decreased by $287,000, or 21%, to $1,062,000. The decrease in furniture and equipment in 2002 from 2001 was due to associated costs for a new branch in 2001. For the comparative three month periods, loan origination costs increased by $29,000, or 9%, to $343,000, while decreasing for the nine months period by $45,000, or 5%, to $941,000. For the comparative three months periods, client services decreased $226,000, or 49%, to $238,000, and for the nine months periods the decrease was $766,000, or 53%, to $678,000. The decrease from 2001 was primarily as a result of the decrease in services fees charged to the Company from third party vendors in 2002. For the comparative three month periods, advertising and promotion decreased by $157,000, or 46%, to $185,000 and for the nine month period decreased by $375,000, or 42%, to $515,000. The decrease from 2001 was primarily as a result of certain sponsorships no longer being continued in 2002. For the comparative three month periods, stationery and supplies decreased by $27,000, or 25%, to $82,000 and for the nine month period decreased $100,000, or 27%, to $268,000. For the comparative three month periods, telephone expense decreased by $7,000, or 8%, to $83,000 and for the nine month period decreased by $29,000, or 11%, to $241,000. For the comparative three month period, other noninterest expense increased $266,000, or 26%, to $1,295,000 and for the nine month period increased $594,000, or 19%, to $3,657,000 in support of the overall growth of the Company and expenses related to the Company's investment in a low income housing project during the first quarter of 2002.

Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2002 was $848,000 and $2,393,000, as compared to $1,088,000 and $3,594,000 for the same periods in the prior year. The following table shows the income tax rate for each period indicated.

                                                       Three Months Ended     Nine Months Ended
                                                          September 30,          September 30,
                                                      --------------------   --------------------
                                                          2002       2001        2002       2001
----------------------------------------------------  ---------  ---------   ---------  ---------
Income tax rate.....................................     31.88%    37.38%     32.88%    37.88%

The difference in the effective tax rate compared to the statutory tax rate is primarily the result of the Company's receipt of tax fee distributions from certain life insurance contracts, low income housing tax credits, and changes in the Company's level of investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $46,990,000, or 5%, to $959,720,000 at September 30, 2002 from $912,730,000 at December 31, 2001, and increased $49,855,000, or 5%, from $909,865,000 at September 30, 2001. Total portfolio loans decreased $2,233,000, or less than 1%, to $630,684,000 at September 30, 2002 from $632,917,000 at December 31, 2001, but increased $14,911,000, or 2% from $615,773,000 at September 30, 2001. Total deposits were $841,937,000 at September 30, 2002, an increase of 4% from $807,908,000 at December 31, 2001, and an increase of 5% from $801,838,000 at September 30, 2001. The overall increase reflects the continued internal growth of the Company since December 31, 2001, primarily in cash and due from banks and federal funds sold funded by the increases in noninterest demand deposits and saving and money market deposits, offset by a decrease in time deposits.

Securities Portfolio

The following table sets forth the carrying value of investment securities at the dates indicated:

                                                       September 30,
                                                 ----------------------  December 31,
(Dollars in thousands)                              2002        2001        2001
-----------------------------------------------  ----------  ----------  ----------
Securities available-for-sale (at fair value)
U.S. Treasury.................................. $    1,106  $    1,544  $    3,593
U.S. Government Agencies.......................     50,203      41,432      53,762
Mortgage-backed securities.....................     13,261      22,532      22,839
Municipals.....................................     13,186      10,947       9,273
Corporate bonds................................      2,629       2,071       2,067
CMOs...........................................     14,579         --          --
                                                 ----------  ----------  ----------
Total securities available-for-sale............ $   94,964  $   78,526  $   91,534
                                                 ==========  ==========  ==========

Securities held-to-maturity (at amortized cost)
Mortgage-backed securities..................... $      --   $    4,668  $    4,381
CMOs...........................................        --        1,636         893
Municipals.....................................        --       10,941      10,002
                                                 ----------  ----------  ----------
     Total securities held-to-maturity......... $      --   $   17,245  $   15,276
                                                 ==========  ==========  ==========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at September 30, 2002:

                                                                     September 30, 2002
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year   Within Five Years Within Ten Years  After Ten Years     Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
                                  Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
(Dollars in thousands)           -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
U.S. Treasury.................. $  1,106   2.08% $    --     --  % $    --     --  % $    --     --  % $   1,106   2.08%
U.S. Government Agencies.......   30,746   5.04%   19,457   3.76%      --     --  %      --     --  %    50,203   4.55%
Mortgage-backed securities.....      --     --  %      --     --  %    1,412   5.35%   11,849   6.14%    13,261   6.05%
Municipals -  taxable..........      --     --  %    1,704   6.60%      --     --  %      --     --  %     1,704   6.60%
Municipals -  nontaxable.......    2,217   4.46%    5,634   4.40%    3,631   4.49%      --     --  %    11,482   4.44%
Corporates bonds...............      --     --  %    2,629   4.36%      --     --  %      --     --  %     2,629   4.36%
CMOs...........................      --     --  %      --     --  %    2,085   5.13%   12,494   4.59%    14,579   4.67%
                                 --------          --------          --------          --------          ---------
Total available-for-sale....... $ 34,069   4.91% $ 29,424   4.10% $  7,128   4.85% $ 24,343   5.34% $  94,964   4.77%
                                 ========          ========          ========          ========          =========
Note:	Yield on non-taxable municipal securities are not presented in a fully tax equivalent basis.

During the third quarter of 2002, the Company transferred all of its securities categorized as held-to-maturity to the available-for-sale category. The amortized cost of the transferred securities was $12,778,000 and the related unrealized holding gain was $841,000. The Company transferred these securities to increase liquid assets and to increase the ability for possible sale of these securities in the future and currently intends to classify all new purchases of securities as available-for-sale.

Loans

Total loans (exclusive of loans held for sale) decreased slightly to $630,684,000 as of September 30, 2002 from $632,917,000 as of December 31, 2001 but increased $14,911,000, or 2%, as compared to $615,773,000 as of September 30, 2001.

For the three and nine months ended September 30, 2002, $22,382,000 and $55,817,000 in loans guaranteed by the U.S. Small Business Administration (SBA) were generated and held for sale. $13,652,000 and $35,520,000 of SBA loans held for sale were sold into the secondary market. At September 30, 2002 and December 31, 2001, the Company serviced SBA loans, which it had sold to the secondary market of approximately $70,561,000 and $50,718,000, respectively. At September 30, 2002 and December 31, 2001, the carrying amount of the servicing assets was $1,378,000 and $783,000, respectively. There was no valuation allowance as of September 30, 2002 or December 31, 2001. The carrying amount of Interest-Only (I/O) strip receivable at September 30, 2002 and December 31, 2001 was $1,727,000 and $2,101,000, respectively. Servicing income from these loans was $362,000 and $935,000 for the quarter and nine months ended September 30, 2002, compared to $88,000 and $149,000 for the same periods in 2001. Amortization of the related assets was $258,000 and $536,000 for the quarter and nine months ended September 30, 2002, compared to $174,000 and $310,000 for the same periods in 2001. Heritage Bank of Commerce is a preferred lender with the U.S. Small Business Administration, which allows the Company to grant certain U.S. Small Business Administration loans without the prior approval of the SBA.

The following table summarizes the composition of the Company's loan portfolio at the dates indicated:

                                     September 30,    % of       December 31,    % of
(Dollars in thousands)                   2002        Total         2001         Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    228,548           36% $   208,713           33%
Real estate - mortgage.............      261,037           41%     246,119           39%
Real estate - land and construction      136,631           22%     174,077           27%
Consumer...........................        4,320            1%       3,833            1%
                                     ------------  -----------   -----------  -----------
     Total loans...................      630,536          100%     632,742          100%
                                                   ===========                ===========
Deferred loan costs................          148                        175
Allowance for loan losses..........      (12,416)                   (11,154)
                                     ------------                -----------
Loans, net......................... $    618,268                $   621,763
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

The following table sets forth the maturity distribution of the Company's loans at September 30, 2002:

                                                    Over One
                                        Due in      Year But
                                       One Year     Less Than       Over
(Dollars in thousands)                 or Less     Five Years    Five Years      Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    214,933  $    12,582   $     1,033  $   228,548
Real estate - mortgage.............      177,584       74,458         8,995      261,037
Real estate - land and construction      136,631          --            --       136,631
Consumer...........................        3,822          498           --         4,320
                                     ------------  -----------   -----------  -----------
     Total loans................... $    532,970  $    87,538   $    10,028  $   630,536
                                     ============  ===========   ===========  ===========

Loans with variable interest rates. $    509,832  $    48,648   $     2,174  $   560,654
Loans with fixed interest rates....       23,138       38,890         7,854       69,882
                                     ------------  -----------   -----------  -----------
     Total loans................... $    532,970  $    87,538   $    10,028  $   630,536
                                     ============  ===========   ===========  ===========

The table above also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At September 30, 2002, approximately 89% of the Company's loan portfolio consisted of floating interest rate loans.

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

                                                    September 30,
                                              ----------------------  December 31,
(Dollars in thousands)                           2002       2001         2001
--------------------------------------------  ----------  ----------  -----------
Nonaccrual loans............................ $    4,747  $       66  $       --
Loans 90 days past due and still accruing           --          --           --
Restructured loans..........................        --          --           --
                                              ----------  ----------  -----------
    Total nonperforming loans...............      4,747          66          --
Foreclosed assets...........................        --          --           --
                                              ----------  ----------  -----------
    Total nonperforming assets.............. $    4,747  $       66  $       --
                                              ==========  ==========  ===========
Nonperforming assets as a percentage of
  period end loans plus foreclosed assets...       0.75%      0.01%        --  %

As of September 30, 2002, the Company had $4,747,000 loans on nonaccrual status, compared to $66,000 in the same period of the prior year, which were considered impaired loans. The increase in the nonaccrual loans at September 30, 2002 compared to December 31, 2001 is primarily the result of the placement of one commercial real estate loan on nonaccrual status during the third quarter of 2002. The impaired loans had a related valuation allowance of $876,000 at September 30, 2002. The Company had no loans past due 90 days or more and still accruing interest, no restructured loans and no foreclosed assets as of September 30, 2002 and 2001. The Company had no loans on nonaccrual status, no loans past due 90 days or more and still accruing interest, no restructured loans, no foreclosed assets, and no impaired loans as of December 31, 2001.

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

The following table summarizes the Company's loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                         Nine Months Ended
                                            September 30,   For the Year Ended
                                        --------------------   December 31,
(Dollars in thousands)                    2002       2001         2001
--------------------------------------  ---------  ---------   -----------
Balance, beginning of period / year... $  11,154  $   9,651   $     9,651
Net charge-offs.......................      (804)      (312)         (407)
Provision for probable loan losses....     2,066      1,334         1,910
                                        ---------  ---------   -----------
Balance, end of period / year......... $  12,416  $  10,673   $    11,154
                                        =========  =========   ===========

Ratios:
Net charge-offs to
   average loans outstanding..........      0.13%     0.05%        0.07%
Allowance for loan losses to average
   loans..............................      1.95%     1.68%        1.84%
Allowance for loan losses to total
   loans..............................      1.97%     1.73%        1.76%
Allowance for loan losses to
   non-performing assets..............       262%   16,171%         --  %

Charge-offs reflect the realization of losses in the portfolio that were recognized previously though provisions for probable loan losses. The net charge-offs as of September 30, 2002 were $804,000, compared to $312,000 as of September 30, 2001. The increase in net charge-offs in 2002 was primarily due to the increase in certain commercial loan charge-offs. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                         September 30, 2002     September 30, 2001       December 31, 2001
                                        --------------------   ----------------------   --------------------
                                                    Percent                  Percent                Percent
                                                   of ALL by                of ALL by              of ALL by
                                                   category                 category               category
                                                   to total                 to total               to total
                                                   loans by                 loans by               loans by
(Dollars in thousands)                   Amount    category      Amount     category     Amount    category
--------------------------------------  ---------  ---------   -----------  ---------   ---------  ---------
Commercial............................ $   5,636       2.46% $     4,422       2.17% $   5,489       2.63%
Real estate - mortgage................     2,317       0.89%       1,175       0.49%     1,420       0.58%
Real estate - land and construction...     2,973       2.18%       2,843       1.73%     3,066       1.76%
Consumer..............................       104       2.40%         159       2.10%       102       2.66%
Unallocated...........................     1,386        --  %       2,074        --  %     1,077        --  %
                                        ---------              -----------              ---------
     Total ........................... $  12,416       1.97% $    10,673       1.73% $  11,154       1.76%
                                        =========              ===========              =========

The increase in the allowance for loan losses from September 30, 2001 reflects the growth in the Company's overall level of loans, primarily in the commercial and real estate - mortgage loan portfolio offset by decreases in the real estate land and construction portfolio and the impact of this change in mix on the need for additional allowances. The increase from December 31, 2001 reflects these changes in the mix of loans, primarily the increase in commercial loans which typically have the greatest inherent loss exposure.

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. At September 30, 2002, nonperforming loans had a related specific valuation allowance of $876,000. There were no nonperforming loans at December 31, 2001.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan. The formula allowance on September 30, 2002 was $11,030,000, compared to $10,077,000 on December 31, 2001. The increase was attributable to several factors, most notably the change in the mix of loans and an increase in certain factors used to estimate the reserve allocations.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of September 30, 2002, the Company's unallocated allowance was $1,386,000, compared to $1,077,000 on December 31, 2001. In evaluating the appropriateness of the unallocated allowance, management considered the changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications, changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments, changes in underwriting standards and collection, charge-off, and recovery practices, and changes in the volume and mix of the loan portfolio and in credit concentrations particularly in commercial and real estate land and construction lending. The range of potential impact for these factors is estimated to be from $970,000 - $1,733,000. There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the range set forth above.

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

Deposits

Deposits totaled $841,937,000 at September 30, 2002, an increase of 4%, compared to deposits of $807,908,000 at December 31, 2001 and an increase of 5% compared to $801,838,000 at September 30, 2001. Compared to December 31, 2001, noninterest bearing demand deposits increased $31,139,000 or 15%, interest bearing demand deposits increased $4,052,000 or 5%, savings and money market deposits increased $52,406,000 or 23%. These increases were offset by decreases in time deposits of $49,348,000, or 22%, and brokered deposits of $4,220,000, or 6%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                         Nine Months Ended        Year Ended
                                        September 30, 2002     December 31, 2001
                                       --------------------   --------------------
                                                   Average                Average
                                        Average      Rate      Average      Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid
-------------------------------------  ----------  --------   ----------  --------
Demand, noninterest bearing.......... $  204,045       --  % $  204,114       --  %
Demand, interest bearing.............     80,590      0.91%     69,634      1.58%
Saving and money market..............    266,408      1.84%    227,344      3.09%
Time deposits, under $100............     58,968      3.32%     78,910      5.37%
Time deposits, $100 and over.........    133,242      2.90%    166,268      5.18%
Brokered deposits....................     68,337      3.89%     30,843      5.32%
                                       ----------             ----------
     Total average deposits.......... $  811,590      1.74% $  777,113      2.91%
                                       ==========             ==========

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of September 30, 2002.

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................  $   78,166        42%
Over three months through twelve months....................      84,498        45%
Over twelve months.........................................      25,653        13%
                                                              ----------  --------
       Total...............................................  $  188,317       100%
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

Return on Equity and Assets

The following table indicates the ratios on the annualized return on average assets and average equity and average equity to average assets for each indicated period.

                                        Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                        ------------------  ------------------
                                          2002      2001      2002      2001
                                        --------  --------  --------  --------
Return on average assets...............    0.77%    0.82%    0.71%    0.91%
Return on average equity...............    9.05%   10.03%    8.45%   11.28%
Average equity to average assets ratio.    8.53%    8.16%    8.38%    8.04%

Annualized return on average assets and return on average equity for the quarter ended September 30, 2002 were 0.77% and 9.05%, respectively, compared with returns of 0.82% and 10.03%, respectively, for the same period in 2001. The equity to asset ratio for the quarter ended September 30, 2002 was 8.53%, compared to 8.16% for the same period in 2001. Annualized return on average assets and return on average equity for the nine months ended September 30, 2002 were 0.71% and 8.45%, respectively, compared with returns of 0.91% and 11.28%, respectively, for the same period in 2001. The equity to asset ratio for the nine months ended September 30, 2002 was 8.38%, compared to 8.04% for the same period in 2001.

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

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2002, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                                           Due in    Due After
                                                                Within    Three to    One to    Due After     Not
                                                                 Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                                          Months     Months      Years      Years    Sensitive    Total
-------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Interest earning assets:
  Federal funds sold......................................... $ 102,700  $     --   $     --   $     --   $     --   $ 102,700
  Interest bearing deposits in other financial institutions..     6,401        --         --         --         --       6,401
  Securities.................................................     3,935     30,134     29,424     31,471        --      94,964
  Total loans................................................   484,718     86,940     87,625     10,872        --     670,155
                                                               ---------  ---------  ---------  ---------  ---------  ---------
    Total interest earning assets............................   597,754    117,074    117,049     42,343        --     874,220
                                                               ---------  ---------  ---------  ---------  ---------  ---------
Cash and due from banks......................................       --         --         --         --      41,861     41,861
Other assets.................................................       --         --         --         --      43,639     43,639
                                                               ---------  ---------  ---------  ---------  ---------  ---------
    Total assets............................................. $ 597,754  $ 117,074  $ 117,049  $  42,343  $  85,500  $ 959,720
                                                               =========  =========  =========  =========  =========  =========

Interest bearing liabilities:
  Demand, interest bearing................................... $  84,581  $     --   $     --   $     --   $     --   $  84,581
  Savings and money market...................................   282,400        --         --         --         --     282,400
  Time deposits..............................................    96,166    109,621     31,393        --         --     237,180
  Mandatorily Redeemable Cumulative
    Trust Preferred Securities...............................       --         --         --      23,000        --      23,000
                                                               ---------  ---------  ---------  ---------  ---------  ---------
    Total interest bearing liabilities.......................   463,147    109,621     31,393     23,000        --     627,161
                                                               ---------  ---------  ---------  ---------  ---------  ---------
Noninterest demand deposits..................................    77,372        --         --         --     160,404    237,776
Other liabilities............................................       --         --         --         --      13,992     13,992
Shareholders' equity.........................................       --         --         --         --      80,791     80,791
                                                               ---------  ---------  ---------  ---------  ---------  ---------
    Total liabilities and shareholders' equity............... $ 540,519  $ 109,621  $  31,393  $  23,000  $ 255,187  $ 959,720
                                                               =========  =========  =========  =========  =========  =========

Interest rate sensitivity GAP................................ $  57,235  $   7,453  $  85,656  $  19,343  $(169,687) $     --
                                                               =========  =========  =========  =========  =========  =========

Cumulative interest rate sensitivity GAP..................... $  57,235  $  64,688  $ 150,344  $ 169,687  $     --   $     --
Cumulative interest rate sensitivity GAP ratio...............      5.96%     6.74%    15.67%    17.68%      --  %      --  %

The foregoing table demonstrates that the Company had a positive cumulative one year gap of $64,688,000, or 6.74% of total assets, at September 30, 2002. In theory, this would indicate that $64,688,000 more in assets than liabilities would reprice if there was a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin, conversely if interest rates were to decline the positive gap would tend to result in a lower interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of certain short-term funding sources.

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

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At September 30, 2002, the Company's primary liquidity ratio was 25%, comprised of $66,419,000 in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $9,153,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $102,700,000, and $48,262,000 in cash and due from banks, as a percentage of total unsecured deposits of $832,784,000.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                        September 30,
                                   ----------------------  December 31,
(Dollars in thousands)                2002        2001        2001
---------------------------------  ----------  ----------  ------------
Capital components:
   Tier 1 Capital................ $  100,398  $   90,377  $     91,598
   Tier 2 Capital................     10,025       9,304         9,664
                                   ----------  ----------  ------------
     Total risk-based capital.... $  110,423  $   99,681  $    101,262
                                   ==========  ==========  ============

Risk-weighted assets............. $  803,475  $  744,699  $    779,060
Average assets................... $  927,078  $  882,975  $    898,020
                                                                           Minimum
                                                                         Regulatory
                                                                         Requirements
                                                                         -----------
Capital ratios:
  Total risk-based capital.......       13.7%      13.4%        13.0%        8.0%
  Tier 1 risk-based capital......       12.5%      12.1%        11.8%        4.0%
  Leverage ratio (1).............       10.8%      10.3%        10.2%        4.0%
(1)	Tier 1 capital divided by average assets (excluding goodwill).

At September 30, 2002 and 2001, and December 31, 2001, the Company's capital met all minimum regulatory requirements. As of September 30, 2002, management believes that HBC, HBEB, HBSV, and BLA were considered "Well Capitalized" under the Prompt Corrective Action Provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred during the quarter to the Company's market risk profile or information. For further information refer to the Company's Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act", within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Heritage Commerce Corp's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part II - Other Information

Item 6. - Exhibits and Reports on Form 8-K

  Exhibits included with this filing:

Exhibit Number	Exhibit Name
99.1	Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

  Reports on Form 8-K

The Registrant filed Current Report on Form 8-K dated October 23, 2002 under item 5 to report its third quarter ended September 30, 2002 financial results, and condensed consolidated financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
November 13, 2002 Date	/s/ Brad L. Smith Brad L. Smith, Chairman of the Board and CEO
November 13, 2002 Date	/s/ Lawrence D. McGovern Lawrence D. McGovern, Chief Financial Officer

CERTIFICATION

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Brad L. Smith, Chief Executive Officer and Chairman of theBoard, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heritage Commerce Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

/s/ Brad L. Smith
 Brad L. Smith
Chief Executive Officer and Chairman of the Board

CERTIFICATION

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Lawrence D. McGovern, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Heritage Commerce Corp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 13, 2002

/s/ Lawrence D. McGovern
 Lawrence D. McGovern
Chief Financial Officer

Exhibit Index

Exhibit	Exhibit Description
99.1	Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350