Form 10-K
HERITAGE COMMERCE CORP
filed 2003-03-28
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

      Indicate by check mark whether the Rigistrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]     No [     ]

      The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock as of June 28, 2002 ($9.60 per share), as reported on the Nasdaq National Market System, was approximately $99.5 million.

      As of March 25, 2003, there were 11,222,564 shares of the Registrant's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED	PARTS OF FORM 10-K INTO WHICH INCORPORATED
Definitive proxy statement for the Company's 2003 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year ended December 31, 2002.	Part III

HERITAGE COMMERCE CORP

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2002

Signatures and Certifications Under Section 302 of the Sarbanes - Oxley Act	50
Financial Statements	54
Exhibit Index	87

PART I

ITEM 1 - BUSINESS

Discussions of certain matters in this Report on Form 10- K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", "assume," "plan," "predict," "forecast" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, and other risks. All of the Company's operations and most of its customers are located in California. In addition, other events, including those of September 11, 2001, the threat of terrorism or the impact of potential military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

During 2002, the Company's Board of Directors approved the merger of three of its wholly owned commercial bank subsidiaries into the Company's original wholly owned bank subsidiary, HBC. On January 1, 2003, HBEB, HBSV, and BLA were merged into HBC. The former HBEB, HBSV, and BLA now operate as divisions of HBC and continue to serve their local markets and communities under their current names.

The Internet address of the Company's website is "http://www.heritagecommercecorp.com." In 1998 the Company began making available free of charge through the Company's website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the SEC's website.

On June 6, 2001, HBSV opened a full service branch in Gilroy, California. The Gilroy office offers a complete line of custom tailored business and personal banking services and products.

General Banking Services

The Company's customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in Santa Clara, Alameda, and Contra Costa counties. Businesses served include manufacturers, distributors, contractors, professional corporations/partnerships, and service businesses. The Company had approximately 14,900 deposit accounts at December 31, 2002.

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

Recent management change

Effective February 1, 2003, the Company's Board of Directors elected Mr. Phillip R. Boyce as Chairman of the Board of Heritage Commerce Corp and its subsidiary bank, HBC. Mr. Brad L. Smith remains CEO of Heritage Commerce Corp and was appointed CEO of HBC by the Board of Directors at their January 2003 meeting. Mr. John McGrath remains President of HBC.

William Nethercott, Lane Lawson, and Robert Holden remain as President and CEO of HBEB, HBSV, and BLA divisions, which will continue to serve their local markets and communities.

In November 2002 Philip L. Griffin, the Company's Chief Information Officer, was promoted to Executive Vice President. Mr. Griffin joined the Company as a Senior Vice President in October 2000, and oversees the Company's Information/Data Services function.

COMPETITION

The banking and financial services business in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the consolidation among financial service providers. The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Company is unable to accommodate a customer's needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks. See Item 1 - "BUSINESS - Supervision And Regulation."

SUPERVISION AND REGULATION

General

Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of stockholders of the Company. Set forth below is a summary of certain laws that relate to the regulation of the Company and HBC. The description does not purport to be complete and is qualified in its entirety by reference to the applicable laws and regulations.

As a registered bank holding company, the Company is subject to the supervision of, and regular inspection by, the Federal Reserve Board (FRB). Historically the activities of bank holding companies, such as the Company, have been limited by the BHCA to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or any other activity which the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies are required to give notice to or obtain prior approval from FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank. For discussion of the expansion of the powers of bank holding companies, see "Gramm-Leach-Bliley Act" below. The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiary, HBC, are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the "Department").

The Company's common stock is registered with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, the Company is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

Deposit accounts at HBC are insured by the Federal Deposit Insurance Corporation (FDIC), which currently insures deposits to a maximum of $100,000 per depositor. For this protection, HBC pays a semi-annual assessment and are subject to the rules and regulations of the FDIC pertaining to deposit insurance and other matters.

As of January 1, 2003, the Company completed the merger of three of its wholly owned commercial bank subsidiaries into HBC, the Company's first and largest bank in San Jose. HBEB, HBSV and BLA became divisions of HBC and will continue to serve their local markets and communities. As of December 31, 2002, HBC, HBEB, HBSV, and BLA were California state-chartered banks and members of the Federal Reserve System; subsequent to the mergers, HBC remains a California state-chartered member bank. State banks chartered in California that are members of the FRB are subject to regulation, supervision and regular examination by the Department and by the FRB. The regulations of the Department and the FRB continue to govern most aspects of HBC's business, including reporting requirements, activities, investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and other areas.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") became effective March 11, 2000. The GLB Act repeals two provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any Company or person "primarily engaged" in specified securities activities. In addition, the GLB Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the GLB Act:

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
  Modifies the laws governing the implementation of the Community Reinvestment Act ("CRA"); and
  Addresses a variety of other legal and regulatory issues affecting both day- to-day operations and long-term activities of financial institutions.

In order for the Company to take advantage of the ability to affiliate with other financial services providers, the Company must become a "Financial Holding Company" as permitted under an amendment to BHCA. To become a Financial Holding Company, the Company would file a declaration with the FRB, electing to engage in activities permissible for Financial Holding Companies and certifying that it is eligible to do so because its insured depository institution subsidiary is well-capitalized and well-managed. In addition, the FRB must also determine that the insured depository institution subsidiary of the Company has at least a "Satisfactory" CRA rating. The Company currently meets the requirements to make an election to become a Financial Holding Company. The Company's management has not determined at this time whether it will seek an election to become a Financial Holding Company. The Company is examining its strategic business plan to determine whether, based on market conditions, the relative financial conditions of the company and its subsidiaries, regulatory capital requirements, general economic conditions, and other factors, the Company desires to utilize any of the expanded powers provided in the GLB Act.

The GLB Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance Company portfolio investment, real estate development, real estate investment, or merchant banking, all of which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the BHCA or permitted by regulation.

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

The GLB Act provides that designated federal regulatory agencies, including the FDIC, the FRB, the OCC and the SEC, must publish regulations to implement certain provisions of the Act. These agencies have cooperated in the release of rules that establish minimum requirements to be followed by financial institutions for protecting the privacy of financial information provided by consumers. The FDIC's rule requires a financial institution to (i) provide notice to customers about its privacy policies and practices, (ii) describe the conditions under which the institution may disclose nonpublic personal information about consumers to nonaffiliated third parties, and (iii) provide a method for consumers to prevent the financial institution from disclosing information to nonaffiliated third parties by "opting out" of that disclosure.

The GLB Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, HBC will be permitted to form subsidiaries to engage in the activities authorized by the GLB Act, to the same extent as a national bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rules are applicable to national banks.

The Company does not believe that the GLB Act has had or will have a material adverse effect on our operations in the near-term. However, to the extent that the GLB Act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and HBC.

Limitations on Dividends

The Company's ability to pay cash dividends is dependent on dividends paid to it by HBC. Under California law the holders of common stock of the Company are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor, subject to certain restrictions. A California corporation such as the Company may make a distribution to its shareholders if its retained earnings will equal at least the amount of the proposed distribution. California law further provides that in the event sufficient retained earnings are not available for the proposed distribution a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, it meets two conditions, which generally stated are as follows: (i) the corporation's assets must equal at least 125% of its liabilities; and (ii) the corporation's current assets must equal at least its current liabilities or, if the average of the corporation's earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of the corporation's interest expense for such fiscal years, then the corporation's current assets must equal at least 125% of its current liabilities. Most bank holding companies are unable to meet this test.

The payment of cash dividends by the Company depends on various factors, including the earnings and capital requirements of itself and its subsidiaries, and other financial conditions. The primary source of funds for payment of dividends by the Company to its shareholders will be the receipt of dividends and management fees from HBC. The Company has no present intention of paying cash dividends in the foreseeable future. The legal ability of HBC to pay dividends is subject to restrictions set forth in the California banking law and regulations of the FDIC. No assurance can be given that HBC will pay dividends at any time. For restrictions applicable to HBC, see Item 5 - "MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS - Dividends."

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

Capital Adequacy Guidelines

Federal banking agencies have adopted risk-based capital guidelines for insured banks and bank holding companies. These guidelines require a minimum risk-based capital ratio of 8%, with at least 4% in the form of "Tier 1" capital. Tier 1 capital consists of common equity, non- cumulative perpetual preferred stock, trust preferred securities, and minority interests in the equity accounts of consolidated subsidiaries and excludes goodwill. "Tier 2" capital consists of cumulative perpetual preferred stock, limited-life preferred stock, mandatory convertible securities, subordinated debt and (subject to a limit of 1.25% of risk-weighted assets) general loan loss reserves.

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

The following table presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2002:

December 31, 2002
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total risk-based capital/risk-weighted assets Tier 1 capital/risk-weighted assets Tier 1 capital / average assets	$ 113,177,000 $ 102,614,000 $ 102,614,000	13.4% 12.2% 10.8%	$ 67,568,000 $ 33,645,000 $ 38,005,000	(greater than or equal to) 8.0% (greater than or equal to) 4.0% (greater than or equal to) 4.0%

Federal banking agencies, including the FRB and the FDIC, have adopted regulations implementing a system of prompt corrective action pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). The regulations establish five capital categories for banks based on the capital measures indicated below:

Capital Category	Total Risk-Based Capital Ratio	Tier 1 Risk-Based Capital Ratio	Tier 1 Leverage Ratio
Well capitalized Adequately capitalized Undercapitalized Significantly undercapitalized Critically undercapitalized (1)	10.0% 8.0% less than 8.0% less than 6.0% N/A	6.0% 4.0% less than 4.0% less than 3.0% N/A	5.0% 4.0% less than 4.0% less than 3.0% N/A

(1) Tangible equity to total assets less than 2.0%

As of December 31, 2002, management believes the Company's capital met all minimum regulatory requirements and that the Company's subsidiary Banks were all considered "well capitalized" under the regulatory framework for prompt corrective action.

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

An insured depository institution cannot make a capital distribution (as broadly defined to include, among other items, dividends, redemption and other repurchases of stock), or pay management fees to any person who controls the institution, if thereafter it would be undercapitalized. The appropriate federal banking agency, however, may (after consultation with the FDIC) permit an insured depository institution to repurchase, redeem, retire or otherwise acquire its shares if such action (i) is taken in connection with the issuance of additional shares or obligations in at least an equivalent amount and (ii) will reduce the institution's financial obligations or otherwise improve its financial condition. An undercapitalized institution is also generally prohibited from increasing its average total assets. An undercapitalized institution is also generally prohibited from making any acquisitions, establishing any branches or engaging in any new line of business except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

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

Insurance Premiums and Assessments

Pursuant to FDICIA, the FDIC has developed a risk- based assessment system, under which the assessment rate for an insured depository institution will vary according to the level of risk incurred on its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups": group A, B or C. Group A institutions are financially sound institutions with few minor weaknesses; Group B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Group C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness.

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

At December 31, 2002, HBC's, HBEB's, HBSV's, and BLA's assessment rates were all equivalent to that of a well capitalized, group A institution.

Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, HBC began paying, in addition to their normal deposit insurance premium as a member of the BIF, an assessment that is used toward the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), also pay an assessment, which generally has been calculated at a higher rate than the assessment paid by banks. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the FICO Bonds became equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 2003, there were still financial institutions chartered as savings associations.

In February 2000 the FDIC announced that it was refining the system by which it assesses the risks that are presented to the deposit insurance fund by certain financial institutions. The refinements are intended to identify institutions with a typically high-risk profiles from among those institutions in the best-rated premium category, and to determine whether there are unresolved supervisory concerns regarding the risk-management practices of those institutions. The FDIC is concerned about institutions that exhibit characteristics such as rapid asset growth (especially when concentrated in potentially risky, high-yielding lending areas), significant concentrations in high-risk assets, and recent changes in business mix. The FDIC has noted that although such institutions may be well-capitalized and exhibit good earnings when the economy is strong, they often experience deteriorating financial conditions when economic conditions are less favorable. As a result, institutions whose practices are determined to exhibit risky traits under the refined risk assessment system will be assessed higher insurance premiums. These rules are not expected to have a significant impact on HBC.

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

Potential Enforcement Actions; Supervisory Agreements

Banks and their institution-affiliated parties may be subject to potential enforcement actions by the FRB, the FDIC or the Office of the Comptroller of the Currency (OCC) for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution- affiliated parties.

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

California Law. California has enacted state legislation in accordance with authority under the Riegle-Neal Act. This state law permits banks headquartered outside California to acquire or merge with California banks that have been in existence for at least five years, and thereby establish one or more California branch offices. An out-of-state bank may not enter California by acquiring one or more branches of a California bank or other operations constituting less than the whole bank. The law authorizes waiver of the 30% limit on state-wide market share for deposits as permitted by the Riegle-Neal Act. The law also authorizes California state-licensed banks to conduct certain banking activities (including receipt of deposits and loan payments and conducting loan closings) on an agency basis on behalf of out-of- state banks and to have out-of-state banks conduct similar agency activities on their behalf.

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

When conducting an examination of a financial institution such as HBC, the agencies assess the institution's record of meeting the credit needs of its entire community, including low- and moderate-income neighborhoods. This record is taken into account in an agency's evaluation of an application for creation or relocation of domestic branches or for merger with another institution. Failure to address the credit needs of a bank's community may also result in the imposition of certain other regulatory sanctions, including a requirement that corrective action be taken.

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

State Bank Sales of Non-Deposit Investment and Insurance Products

Securities activities of state non-member banks, as well as the activities of their subsidiaries and affiliates, are governed by the GLB Act and by guidelines and regulations issued by the securities and financial institution regulatory agencies. These agencies have taken the position that bank sales of alternative investment products, such as mutual funds and annuities, raise substantial bank safety and soundness concerns involving consumer confusion over the nature of the products offered, as well as the potential for mismanagement of sales programs which could expose a bank to liability under the antifraud provisions of federal securities laws.

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

Audit Requirements

Like all California state-chartered commercial banks, HBC is required to have an annual independent audit and to prepare all financial statements in accordance with generally accepted accounting principles. HBC is also required to have an independent audit committee comprised entirely of outside directors. Under National Association of Securities Dealers (NASD) on- time certifications, the Company has certified that the audit committee has adopted a formal written charter and meets the requisite number of directors, independence and qualification standards. The Company's stock is listed on Nasdaq.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies closely monitor an institution's compliance with consumer protection laws and regulations. The examination and enforcement activities conducted by these agencies are intense, and banks have been advised to focus on compliance with consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending has issued a policy statement on discrimination in home mortgage lending which describes three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, HBC is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, HBC may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

USA PATRIOT Act

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

Regulations adopted pursuant to IMLAFATA implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

The Company is establishing policies and procedures to ensure compliance with the IMLAFATA. As of the date of this filing, the Company has not determined the impact that IMLAFATA will have on the Company's operations.

Regulation W

On December 12, 2002, the FRB adopted Regulation W, the rule that comprehensively implements sections 23A and 23B of the Federal Reserve Act. The rule is effective April 1, 2003.

Sections 23A and 23B and Regulation W limit the risks to a bank from transactions between the bank and its affiliates and limit the ability of a bank to transfer to its affiliates the benefits arising from the bank's access to insured deposits, the payment system and the discount window and other benefits of the FRB.  The statute and rule impose quantitative and qualitative limits on the ability of a bank to extend credit to, or engage in certain other transactions with, an affiliate (and a nonaffiliate if an affiliate benefits from the transaction).  However, certain transactions that generally do not expose a bank to undue risk or abuse the safety net are exempted from coverage under Regulation W.

Historically, a subsidiary of a bank was not considered an affiliate for purposes of Sections 23A and 23B, since their activities were limited to activities permissible for the bank itself. The GLB Act authorized "financial subsidiaries" that may engage in activities not permissible for a bank. These financial subsidiaries are now considered affiliates. Certain transactions between a financial subsidiary and another affiliate of a bank are also covered by sections 23A and 23B under Regulation W.

Regulation W has certain exemptions, including:

  For state-chartered banks, an exemption for subsidiaries lawfully conducting nonbank activities before issuance of the final rule.

  An exemption for extensions of credit by a bank under a general purpose credit card where the borrower uses the credit to purchase goods or services from an affiliate of the bank, so long as less than 25 percent of the aggregate amount of purchases with the card are purchases from an affiliate of the bank (a bank that does not have nonfinancial affiliates is exempt from the 25 percent test).

  An exemption for loans by a bank to a third party secured by securities issued by a mutual fund affiliate of the bank (subject to a number of conditions).

  An exemption that would permit a banking organization to engage more expeditiously in internal reorganization transactions involving a bank's purchase of assets from an affiliate (subject to a number of conditions).

The final rule contains new valuation rules for a bank's investments in, and acquisitions of, affiliates.

The FRB expects examiners and other supervisory staff to review intercompany transactions closely for compliance with the statutes and Regulation W and to resolve any violations or potential violations quickly.

Sarbanes-Oxley Act of 2002

On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the "Act"), which implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. All services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Act, longer prison terms will apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities generally within two business days of the change.

The Act also increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as defined by the SEC) and if not, why not. A company's registered public accounting firm will be prohibited from performing audit services for a company if the company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by the auditor and participated in the company's audit during the year preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act will require the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

Although the Company anticipates that it will incur additional expense in complying with the provisions of the Act, management does not expect that compliance will have a material impact on the Company's financial condition or results of operations.

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, HBC and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. For example, from time to time consumer legislation has been proposed in Congress which would require banks to offer basic, low-cost financial services to meet minimum client needs. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company and HBC would be affected thereby.

EMPLOYEES

At December 31, 2002, the Company had 214 full- time employees. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

In addition to the other information contained financial condition in this report, the following risks may affect the Company. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Changes in market interest rates may adversely affect the Company's performance

The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and securities and borrowings. The Board of Governors of the Federal Reserve System reduced the short-term interest rates 475 basis points during 2001 and another 50 basis points in November 2002. Any further reductions will continue to have a negative effect on the Company's net interest margin and net interest income.

Business focus and economic conditions in the San Francisco Bay Area could adversely affect the Company's operations

All of the Company's operations and vast majority of its customers are located in the Bay Area of California. A continued deterioration in economic and business conditions in the Bay Area, particularly in the technology and real estate industries on which these areas depend, could have a material adverse impact on the quality of the Company's loan portfolio and the demand for the Company's products and services, which in turn may have a material adverse effect on the Company's results of operations. A downturn in the national economy might further exacerbate local economic conditions.

The banking and financial services business in California generally, and in the Company's market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the consolidation among financial service providers. The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Company is unable to accommodate a customer's needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks.

Both residential and commercial real estate in the Bay Area will continue to be under pressure because of the region's heavy dependence on technology. Job and spending cuts have been extensive in the Bay Area's high- tech industries. Many of the Bay Area's service industries are also severely affected by the tech sector. The drop in job and income growth has had an impact on the real estate market. Further deterioration in the Bay Area job market will tend to adversely affect the quality of the Company's loan portfolio.

ITEM 2 - PROPERTIES

The main and executive offices of the Company and the offices of HBC, are located at 150 Almaden Boulevard in San Jose, California 95113, and at 100 Park Center Plaza, Suite 300, also in San Jose, California 95113. HBEB, a division of HBC, is located at 3077 Stevenson Boulevard in Fremont, California 94538, with a branch office located at 310 Hartz Road in Danville, California 94526. HBSV, also a division of HBC, is located at 18625 Sutter Boulevard in Morgan Hill, California 95037, with a branch office at 737 First Street in Gilroy, California 95020. BLA, another division of HBC, is located at 4546 El Camino Real in Los Altos, California 94022, with branch offices located at 369 S. San Antonio Road in Los Altos, California 94022, and at 175 E. El Camino Real in Mountain View, California 94040.

HBC

The main office of HBC is located at 150 Almaden Boulevard in San Jose, California and is subleased under a non-cancelable operating lease dated February 12, 1996 with a non-affiliated third party. The primary operating area consists of approximately 13,511 square feet of Class-A office space in a 15-story building in downtown San Jose, and covers the entire usable ground floor and a portion of the second floor. The sublease arrangement for the primary operating area is a "partial gross lease" for 15 years commencing June 8, 1996 and expiring on February 28, 2010. The current monthly rent payment for this space is $25,535 and is subject to change in 2006 based on fair rental value at that time. The Company has reserved the right to terminate the sublease in 2006, subject to the terms and conditions established for early termination.

In January of 1997, The Company leased approximately 1,255 square feet of office space located next to the primary operating area located at 150 Almaden Boulevard in San Jose, California for meetings, staff training and marketing events. The current monthly rent payment for this space is $3,137 and is subject to annual increases of 3% until the lease expires on February 28, 2010.

In August of 1997, The Company subleased approximately 2,175 square feet of office space located on the second floor at 150 Almaden Boulevard in San Jose, California. The current monthly rent payment for this space is $4,785 and is subject to change in 2006 based on fair rental value at that time. The sublease expires on February 28, 2010, however The Company has reserved the right to terminate the sublease in 2006, subject to the terms and conditions established for early termination.

In June of 1998, The Company leased approximately 5,623 square feet of office space located at 100 Park Center Plaza in San Jose, California. The current monthly rent payment for this space is $12,651 until the lease expires on May 31, 2003. The Company has reserved the right to extend the lease for a single additional period of (3) three years.

In April of 2000, The Company leased approximately 12,824 square feet of office space located on the third floor at 150 Almaden Boulevard in San Jose, California. The current monthly rent payment for this space is $46,243 and is subject to annual increases of 3% until the lease expires on February 28, 2010.

In May of 2002, The Company subleased approximately 6,731 square feet of office space located on the second floor at 150 Almaden Boulevard in San Jose, California. The current monthly rent payment for this space is $14,808 and is subject to change in 2006 based fair rental value at that time. The sublease expires on February 28, 2010, however The Company has reserved the right to terminate the sublease in 2006, subject to the terms and conditions established for early termination.

HBC - Loan Production Offices

In August of 2000, The Company leased space for a loan production office located at 740 Front Street in Santa Cruz, California 95060. The lease covers approximately 2,176 square feet of office space and expires on July 31, 2005. The current monthly rent payment for this space is $4,379 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement.

In April of 2002, The Company renewed its lease for a loan production office located at 23 E. Beach Street in Watsonville, California 95076. The lease covers approximately 147 square feet of office space and expires on April 30, 2003. The current monthly rent payment for this space is $230.

In July of 2002, The Company leased space for (2) loan production offices located at 450 North Brand Boulevard in Glendale, California 91203. Each office is leased under a separate lease agreement, each consisting of approximately 132 square feet of office space. Both leases expire on June 30, 2003, however The Company has reserved the right to extend each lease for multiple additional periods of (1) year each. The current monthly rent payment for each office is $1,435.

In December of 2002, The Company renewed its lease for a loan production office located at 8788 Elk Grove Boulevard in Elk Grove, California 95624. The lease consists of approximately 224 square feet of office space and expires on December 1, 2003, however The Company has reserved the right to extend the lease for a single additional period of (1) one year. The current monthly rent payment for this space is $619.

In February of 2003, The Company renewed its lease for a loan production office located at 285 W. Shaw Avenue in Fresno, California 93720. The lease consists of approximately 336 square feet and expires on February 29, 2004. The current monthly rent payment for this space is $456.80.

HBEB

In November of 1997, HBEB leased approximately 6,590 square feet of space for its primary office in a stand alone office building located at 3077 Stevenson Boulevard in Fremont, California. The current monthly rent payment for this space is $15,421 and is subject to annual increases of 4% until the lease expires on October 24, 2007. HBEB has reserved the right to extend the term of the lease for (2) two successive periods of (5) five years.

In September of 1999, HBEB subleased an additional 2,700 square feet of space for a branch office in a one-story multi-tenant building located at 310 Hartz Avenue in Danville, California. The current monthly rent payment for this space is $7,902, subject to annual increases of 4% until the lease expires on December 31, 2007.

HBSV

In March of 1999, HBSV leased approximately 7,260 square feet of space for its primary office in a one-story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $11,676 and is subject to adjustments every 36 months based on the Consumer Price Index of the Labor of Statistics as defined in the lease agreement, until the lease expires on October 31, 2014.

In January of 2001, HBSV leased an additional 2,200 square feet of space for a branch office in a one-story multi-tenant shopping center located at 737 First Street in Gilroy, California. The current monthly rent payment is $3,244 and is subject to change annually based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on December 31, 2006, however Heritage has reserved the right to extend the term of the lease for an additional period of (5) five years.

BLA

In February of 1995, BLA leased approximately 7,889 square feet of space for its primary office in a two-story multi-tenant shopping center located at 4546 El Camino Real in Los Altos, California. In October of 2001, the lease was amended to return 795 square feet to the Landlord, leaving 7,094 square feet remaining. The current monthly rent payment for this space is $13,735 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on September 30, 2008, however BLA has reserved the right to extend the term of the lease for an additional period of (5) five years.

In January of 1998, BLA lease an additional 4,840 square feet of space for a branch office in a multi-tenant shopping center located at 175 E. El Camino Real in Mountain View, California. The current monthly rent payment for this space is $12,334 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on January 31, 2008, however BLA has reserved the right to extend the lease period (2) two times by periods of (5) five years each.

In September of 1998, BLA leased an additional 3,471 square feet of space for a branch office in a one-story stand-alone office building located at 369 S. San Antonio Road in Los Altos, California. The current monthly rent payment for this space is $14,212 and is subject to annual increases of 4% until the lease expires on September 30, 2008. BLA has reserved the right to extend the term of the lease (2) two times for periods of (5) years each.

For additional information on operating leases and rent expense, refer to Note 11 of the Company's Consolidated Financial Statements, beginning on page 75 of this Report on Form 10-K.

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

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

The information in the following table for 2002 and 2001 indicates the high and low bid prices for the Common Stock, based upon information provided by the Nasdaq National Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter	High	Low
Year ended December 31, 2002:
Fourth quarter	$ 8.85	$ 8.37
Third quarter	$ 9.65	$ 7.45
Second quarter	$ 10.25	$ 8.30
First quarter	$ 8.91	$ 7.10
Year ended December 31, 2001:
Fourth quarter	$ 8.00	$ 6.55
Third quarter	$ 8.50	$ 6.50
Second quarter	$ 9.38	$ 7.82
First quarter	$ 9.69	$ 7.75

As of March 25, 2003, there were approximately 1,200 holders of Common Stock. There are no other classes of common equity outstanding.

DIVIDENDS

Under California law, the holders of common stock of a bank are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Department may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Department determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Department may order a bank to refrain from making such a proposed distribution.

The FDIC and the Department have authority to prohibit a bank from engaging in business practices that are considered to be unsafe or unsound. Depending upon the financial condition of a bank and upon other factors, the FDIC or the Department could assert that payments of dividends or other payments by a bank might be such an unsafe or unsound practice. The FRB has similar authority with respect to a bank holding company.

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

The Company distributed a 10% stock dividend on February 21, 2000. All share and per share information has been retroactively adjusted to reflect the stock dividends.

MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

To enhance regulatory capital and to provide liquidity the Company issued the following mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.875% subordinated debentures due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.60% subordinated debentures due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. Under applicable regulatory guidelines, the Trust Preferred securities currently qualify as Tier I capital. See "Footnote 8 to the Consolidated Financial Statements" on page 54.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

SELECTED FINANCIAL DATA

                                                      AT AND FOR YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share    ---------------------------------------------------------------
amounts and ratios)                           2002         2001         2000         1999         1998
                                           -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT DATA:
  Interest income........................ $    52,756  $    65,005  $    67,921  $    45,418  $    38,193
  Interest expense.......................      15,237       24,366       25,101       15,398       12,048
                                           -----------  -----------  -----------  -----------  -----------
  Net interest income before provision
     for probable loan losses............      37,519       40,639       42,820       30,020       26,145
  Provision for probable loan losses.....       2,663        1,910        3,159        2,198        1,806
                                           -----------  -----------  -----------  -----------  -----------
  Net interest income after provision
     for probable loan losses............      34,856       38,729       39,661       27,822       24,339
  Noninterest income.....................       9,030        6,297        2,877        6,051        3,178
  Noninterest expenses...................      33,209       33,348       34,060       26,598       21,744
                                           -----------  -----------  -----------  -----------  -----------
  Income before income taxes.............      10,677       11,678        8,478        7,275        5,773
  Provision for income taxes.............       3,500        4,410        3,049        2,606        2,267
                                           -----------  -----------  -----------  -----------  -----------
  Net income............................. $     7,177  $     7,268  $     5,429  $     4,669  $     3,506
                                           ===========  ===========  ===========  ===========  ===========
PER SHARE DATA(1):
  Basic net income(2).................... $      0.64  $      0.66  $      0.51  $      0.47  $      0.39
  Diluted net income(3).................. $      0.63  $      0.64  $      0.49  $      0.43  $      0.35
  Book value(4).......................... $      7.39  $      6.71  $      6.01  $      5.81  $      4.45
  Weighted average number of shares
     outstanding - basic.................  11,157,287   11,082,157   10,607,584    9,885,036    8,990,769
  Weighted average number of shares
     outstanding - diluted...............  11,417,972   11,379,721   11,108,329   10,922,977    9,916,907
  Shares outstanding at period end.......  11,214,414   11,114,967   10,939,124    9,737,739    9,433,773

BALANCE SHEET DATA:
  Investment securities.................. $   126,443  $   106,810  $   110,802  $    74,819  $   127,217
  Net loans.............................. $   660,680  $   621,763  $   601,130  $   394,729  $   332,862
  Allowance for probable loan losses..... $    13,227  $    11,154  $     9,651  $     6,511  $     5,069
  Total assets........................... $   958,752  $   912,730  $   846,224  $   677,233  $   581,404
  Total deposits......................... $   841,936  $   807,908  $   738,186  $   601,420  $   509,916
  Other borrowed funds................... $        --  $        --  $    18,000  $    12,000  $    22,500
  Trust preferred securities............. $    23,000  $    19,000  $    14,000  $        --  $        --
  Total shareholders' equity............. $    82,865  $    74,574  $    65,733  $    56,544  $    41,991

SELECTED PERFORMANCE RATIOS:
  Return on average assets(5)............        0.77%       0.84%       0.70%       0.79%       0.74%
  Return on average equity...............        9.14%      10.23%       9.07%       9.68%       9.60%
  Net interest margin....................        4.39%       5.00%       5.95%       5.56%       6.03%
  Efficiency.............................       71.34%      71.05%      74.53%      73.74%      74.15%
  Average net loans as a percentage
     of average deposits.................       77.95%      78.21%      75.44%      71.88%      62.35%
  Average total shareholders' equity as a
     percentage of average total assets..        8.46%       8.18%       7.69%       8.15%       7.68%

SELECTED ASSET QUALITY RATIOS(6):
  Net loan charge-offs to average loans..        0.09%       0.07%         -- %       0.20%         -- %
  Allowance for loan losses to total loan        1.96%       1.76%       1.58%       1.62%       1.50%

CAPITAL RATIOS(7):
  Tier 1 risk-based......................        12.2%       11.8%       10.5%       11.3%        9.4%
  Total risk-based.......................        13.4%       13.0%       11.7%       12.5%       10.5%
  Leverage...............................        10.8%       10.2%        9.3%        8.5%        7.3%

Notes:

  All share figures are adjusted to reflect (i) a 3-for-2 stock split paid to shareholders of record as of February 5, 1999 and (ii) a 10% stock dividend paid to shareholders of record as of February 7, 2000.

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

  Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans, and foreclosed assets. As of December 31, 2002, the Company had $4,571,000 in nonperforming assets. As of December 31, 2001 and 2000, the Company had no nonperforming assets. As of December 31, 1999, the Company had $1,402,000 in nonperforming assets. As of December 31, 1998, the Company had $1,354,000 in nonperforming assets.

  The Risk-Based and Leverage Capital ratios are defined in Item 1 - "BUSINESS - Supervision And Regulation - Capital Adequacy Guidelines."

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-K including, but not limited to matters described in this section are forward looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. See "Item 1 - Business - Forward-looking Statements"

Critical Accounting Policies

General

HCC's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment spreads could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. The Company applies Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock option plan awards. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in our loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards (SFAS) No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between that value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company's allowance for loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and, as a result formula losses could differ from the loss incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could differ from the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 38.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the year ended December 31, 2002, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Stock Based Compensation

Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount required to be paid to the Company by the optionee upon exercising the option. Because the Company's stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the stock option plan on the date of grant. For further information see Note 1 to the Consolidated Financial Statements in "Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8- K".

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 2002, consolidated net income was $7,177,000, or $0.63 per diluted share compared to $7,268,000, or $0.64 per diluted share and $5,429,000, or $0.49 per diluted share for the years ended December 31, 2001 and 2000, respectively. The decrease in 2002 from 2001 was primarily a result of the full year effect of the declining interest rate environment that impacted the Company's net interest margin. Although the level of earning assets increased during 2002, the growth was not able to offset the impact of the declining rates. The overall effect on net income was eased by the increase in noninterest income from gains on sales of loans and securities, services charges and other fees, servicing income and other noninterest income. The increase in 2001 over 2000 was primarily a result of the growth in the level of earning assets, funded by new deposits and the gains on sales of SBA loans and securities offset by the effects of the declining interest rate environment.

Average interest earning assets for 2002 were up 5% over 2001. The increase was primarily attributable to growth in loans. The average rate on interest earning assets decreased to 6.17% in 2002 from 7.99% in 2001 and 9.43% in 2000 reflective of the FRB's 50 basis points reduction in 2002 and 475 basis point reduction in 2001 in short term interest rates. Average interest bearing liabilities for 2002 were up 6% over 2001, with the increase primarily attributable to growth in interest bearing demand deposits, savings and money-market accounts and brokered deposits offset by a decrease in time deposits. The Company's average rate paid on interest bearing liabilities decreased to 2.43% in 2002 from 4.12% in 2001 and 4.75% in 2000, reflective of the declining interest rate environment in 2002 and 2001, and the timing of the Company's repricing of its interest bearing deposits. As a result, net interest margin decreased 61 basis points to 4.39% in 2002, compared to a 95 basis point decrease to 5.00% in 2001 from 5.95% in 2000.

Total noninterest income was $9,030,000 in 2002, compared to $6,297,000 in 2001, and $2,877,000 in 2000. The primary components of noninterest income in 2002 included $2,262,000 in gains on sales of SBA loans, $1,036,000 in gains on sales of securities, $1,113,000 in other investments, primarily due to the increase in the cash surrender value of Corporate Owned Life Insurance, $1,324,000 in servicing income, and $1,425,000 in service charges and other fees. Noninterest income in 2001 included $1,758,000 in gains on sales of SBA loans, $732,000 in gains on sales of securities, $967,000 in service charges and other fees, and $1,029,000 in the increase in the cash surrender value of Corporate Owned Life Insurance. Noninterest income in 2000 included $716,000 in service charges and other fees, and $778,000 in the increase in the cash surrender value of Corporate Owned Life Insurance.

Total noninterest expense was $33,209,000 in 2002, down slightly from $33,348,000 in 2001, and $34,060,000 in 2000. Salaries and employee benefits, the single largest component of operating expenses, was $18,116,000 for 2002, consistent with $18,120,000 for 2001, and $16,127,000 in 2000. Decreases in client services expenses and advertising and promotion were offset by increases in the other areas of noninterest expenses. For 2001 compared to 2000, the decrease of $3,164,000 in pretax merger-related expenses relating to the merger with Western Holdings Bancorp was offset by increases in salaries and benefits of $1,993,000, occupancy and equipment expenses of $572,000, and advertising and promotion expenses, loan origination costs, and stationery and supplies of $512,000 in support of the overall growth in the Company.

Total assets as of December 31, 2002 were $958,752,000, an increase of $46,022,000, or 5%, from $912,730,000 as of December 31, 2001. Total deposits as of December 31, 2002 were $841,936,000, an increase of $34,028,000, or 4%, from $807,908,000 as of December 31, 2001.

Total loan portfolio as of December 31, 2002 was $673,907,000, an increase of $40,990,000, or 6%, compared to $632,917,000 as of December 31, 2001. The Company's allowance for probable loan losses was $13,227,000, or 1.96%, of total loans as of December 31, 2002, compared to $11,154,000, or 1.76%, of total loans at December 31, 2001.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans and foreclosed assets. As of December 31, 2002, nonperforming assets were $4,571,000. As of December 31, 2001 and 2000 the Company had no nonperforming assets.

The Company's shareholders' equity at December 31, 2002 was $82,865,000 compared with $74,574,000 as of December 31, 2001, an 11% increase, which reflects net earnings of $7,177,000 in 2002, the proceeds from exercise of stock options and the increase in the unrealized gain on securities available- for-sale. Book value per share increased 10% to $7.39 as of December 31, 2002, compared to $6.71 as of December 31, 2001 and $6.01 as of December 31, 2000. The Company's leverage capital ratio increased to 10.8% at December 31, 2002, from 10.2% at December 31, 2001 and 9.3% at December 31, 2000, primarily due to the growth in shareholders' equity and the additional Tier I capital from the $4.0 million of trust preferred securities issued in 2002.

Return on average equity for the year ended December 31, 2002 was 9.14%, compared to 10.23% for 2001 and 9.07% for 2000. Return on average assets in 2002 was 0.77%, compared to 0.84% in 2001. Return on average assets was 0.70% in 2000.

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net yield on average interest earning assets for the periods indicated. Average balances are based on daily averages.

                                                                           Year Ended December 31,
                                     ----------------------------------------------------------------------------------------------------
                                                   2002                              2001                              2000
                                     --------------------------------  --------------------------------  --------------------------------
                                                 Interest    Average               Interest    Average               Interest    Average
                                      Average     Income/    Yield/     Average     Income/    Yield/     Average     Income/    Yield/
(Dollars in thousands)                Balance     Expense     Rate      Balance     Expense     Rate      Balance     Expense     Rate
-----------------------------------  ----------  ---------  ---------  ----------  ---------  ---------  ----------  ---------  ---------
ASSETS:
Loans, gross(1).................... $  675,295  $  46,609       6.90% $  645,632  $  57,153       8.85%$   537,317 $   56,709      10.55%
Investment securities(2)...........    111,428      5,076       4.56%     96,340      5,269       5.47%    101,211      6,188       6.12%
Interest bearing deposits in banks...    6,758         88       1.30%      5,094        157       3.08%      1,330         66       4.97%
Federal funds sold.................     61,191        983       1.61%     66,490      2,426       3.65%     80,073      4,958       6.19%
                                     ----------  ---------             ----------  ---------             ----------  ---------
   Total interest earning assets...    854,672     52,756       6.17%    813,556     65,005       7.99%    719,931     67,921       9.43%
                                                 ---------                         ---------                         ---------
Cash and due from banks............     37,522                            28,795                            35,429
Premises and equipment, net........      5,596                             6,024                             6,803
Other assets.......................     29,993                            20,249                            17,026
                                     ----------                        ----------                        ----------
   Total assets.................... $  927,783                        $  868,624                       $   779,189
                                     ==========                        ==========                        ==========
LIABILITIES AND SHAREHOLDERS'
EQUITY:
Deposits:
Demand, interest bearing........... $   81,011  $     719       0.89% $   69,634  $   1,099       1.58%$    55,616 $    1,014       1.82%
Savings and money-market...........    275,217      4,778       1.74%    227,344      7,014       3.09%    228,336      9,496       4.16%
Time deposits, under $100..........     56,097      1,762       3.14%     78,910      4,237       5.37%     73,058      4,273       5.85%
Time deposits, $100 and over.......    129,702      3,572       2.75%    166,268      8,606       5.18%    151,275      8,701       5.75%
Brokered deposits..................     65,183      2,522       3.87%     30,843      1,641       5.32%     10,544        690       6.55%
Other borrowings...................     20,784      1,884       9.06%     18,545      1,769       9.54%      9,617        927       9.64%
                                     ----------  ---------             ----------  ---------             ----------  ---------
   Total interest bearing
     liabilities...................    627,994     15,237       2.43%    591,544     24,366       4.12%    528,446     25,101       4.75%
                                                 ---------                         ---------                         ---------
Demand deposits....................    211,195                           204,114                           183,422
Other liabilities..................     10,079                             1,910                             7,433
                                     ----------                        ----------                        ----------
   Total liabilities...............    849,268                           797,568                           719,301
Shareholders' equity...............     78,515                            71,056                            59,888
                                     ----------                        ----------                        ----------
   Total liabilities and
      shareholders' equity......... $  927,783                        $  868,624                       $   779,189
                                     ==========                        ==========                        ==========
Net interest income / margin.......             $  37,519       4.39%             $  40,639       5.00%            $   42,820       5.95%
                                                 =========                         =========                         =========

(1) Yields and amounts earned on loans include loan fees of $4,544,000, $4,532,000, and $4,065,000 for the years ended December 31, 2002, 2001, and 2000. Nonaccrual loans of $4,571,000 for the year ended December 31, 2002, and zero for the years ended December 31, 2001 and 2000 are included in the average balance calculations above.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis and does not include a fair value adjustment.

Net interest income for the year ended December 31, 2002 decreased $3,120,000, or 8%, to $37,519,000, compared to $40,639,000 for 2001. Net interest income for the year ended December 31, 2001 decreased $2,181,000, or 5%, from $42,820,000 reported for 2000. The decreases for both years were due primarily to reductions in the short term interest rate. These reductions immediately affected the rates applicable to the majority of the Company's loans; however, the Company's ability to reprice its interest earning liabilities lagged the repricing of its interest earning assets. The decline in net interest income in 2002 was mitigated by the overall increase in the volume of earning assets which contributed a net $1,931,000. However, the rate decline decreased net interest income by $5,051,000. Average interest earning assets were up $41,116,000, or 5%, in 2002 to $854,672,000 from $813,556,000 for 2001. The yield on interest earning assets in 2002 was 6.17%, compared to 7.99% in 2001, and 9.43% in 2000.

The Company's average interest bearing liabilities were up $36,450,000, or 6%, in 2002 to $627,994,000 compared to $591,544,000 for 2001. The rate paid on interest bearing liabilities in 2002 was 2.43%, compared to 4.12% in 2001, and 4.75% in 2000.

The following tables show the changes in interest income resulting from changes in the volume of interest earning assets and interest- bearing liabilities and changes in the average rates earned and paid. The total change is shown in the column designated "Net Change" and is allocated in the columns to the left, for the portions attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated to the change in volume.

                                                          Years Ended December 31,
                                     ------------------------------------------------------------------
                                            2002 versus 2001                  2001 versus 2000
                                     --------------------------------  --------------------------------
                                           Increase (Decrease) Due           Increase (Decrease) Due
                                                to Change In:                     to Change In:
                                     --------------------------------  --------------------------------
                                      Average     Average      Net      Average     Average      Net
(Dollars in thousands)                 Volume      Rate      Change      Volume      Rate      Change
                                     ----------  ---------  ---------  ----------  ---------  ---------
INTEREST EARNING ASSETS:
  Loans, gross..................... $    2,047  $ (12,591) $ (10,544) $    9,600  $  (9,156) $     444
  Investment securities............        687       (880)      (193)       (266)      (653)      (919)
  Interest bearing deposits in banks        22        (91)       (69)        116        (25)        91
  Federal funds sold...............        (85)    (1,358)    (1,443)       (496)    (2,036)    (2,532)
                                     ----------  ---------  ---------  ----------  ---------  ---------
Total interest earning assets...... $    2,671  $ (14,920) $ (12,249) $    8,954  $ (11,870) $  (2,916)
                                     ----------  ---------  ---------  ----------  ---------  ---------
INTEREST BEARING LIABILITIES:
  Demand, interest bearing......... $      101  $    (481) $    (380) $      221  $    (136) $      85
  Savings and money-market.........        831     (3,067)    (2,236)        (31)    (2,451)    (2,482)
  Time deposits, under $100........       (717)    (1,758)    (2,475)        314       (350)       (36)
  Time deposits, $100 and over.....     (1,007)    (4,027)    (5,034)        776       (871)       (95)
  Brokered deposits................      1,329       (448)       881       1,080       (129)       951
  Other borrowings.................        203        (88)       115         875        (33)       842
                                     ----------  ---------  ---------  ----------  ---------  ---------
Total interest bearing liabilities. $      740  $  (9,869) $  (9,129) $    3,235  $  (3,970) $    (735)
                                     ----------  ---------  ---------  ----------  ---------  ---------
Net interest income................ $    1,931  $  (5,051) $  (3,120) $    5,719  $  (7,900) $  (2,181)
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

For 2002, the provision for probable loan losses was $2,663,000, compared to $1,910,000 for 2001 and $3,159,000 for 2000. The allowance for probable loan losses represented 1.96%, 1.76%, and 1.58% of total loans at December 31, 2002, 2001, and 2000, respectively. See "Allowance for Probable Loan Losses" on page 38 for additional information.

NONINTEREST INCOME

The following table sets forth the various components of the Company's noninterest income:

                                                                                   Increase (Decrease)
                                                                       --------------------------------------------
                                          Years Ended December 31,       2002 versus 2001       2001 versus 2000
                                     --------------------------------  ---------------------  ---------------------
(Dollars in thousands)                  2002       2001       2000       Amount     Percent    Amount     Percent
                                     ----------  ---------  ---------  ----------  ---------  ---------  ----------
Gain on sale of loans.............. $    2,262  $   1,758  $      --  $      504         29%$   1,758          -- %
Service charges and other fees.....      1,425        967        716         458         47%      251          35%
Servicing income...................      1,324        721        236         603         84%      485         206%
Other investments..................      1,113      1,029        778          84          8%      251          32%
Gain on sale of securities
  available-for-sale...............      1,036        732         44         304         42%      688       1,564%
Gain on sale of credit
   card portfolio..................        172         --         --         172         -- %       --          -- %
Other income.......................      1,698      1,090      1,103         608         56%      (13)         (1)%
                                     ----------  ---------  ---------  ----------             ---------
Total.............................. $    9,030  $   6,297  $   2,877  $    2,733         43%$   3,420         119%
                                     ==========  =========  =========  ==========             =========

Noninterest income for the year ended December 31, 2002 was $9,030,000, compared to $6,297,000 for 2001 and $2,877,000 for 2000. The increase in 2002 was primarily due to increased sales of SBA loans increasing the gain by $504,000, an increase in service charges and other fees of $458,000, an increase in gains on servicing income of $603,000, and an increase in gains on sales of securities of $304,000, compared to the same period in 2001. The increased sales of SBA loans were attributable to the strategic focus in 2002 on increasing SBA origination and to take advantage of the favorable market conditions for sales of the guaranteed portions. The interest rate environment in 2002 provided the opportunity for the Company to realize gains on the sale of loans and securities. The increases in service charges and fees were primarily the result of an increase in activity resulting from the growth of the Company. The increases in other investment income of $84,000 was primarily the result of increases in the cash surrender value of the Corporate Owned Life Insurance policies, which provides a funding source for the Company's Supplemental Executive Retirement Plan. In additional, noninterest income included a $172,000 gain on sale of the Company's credit card portfolio in 2002.

The increase in 2001 over 2000 was primarily due to an increase in gains on sales of SBA loans of $1,758,000, an increase in gains on sales of securities of $688,000, an increase in service charges and fees of $251,000, an increase in servicing income of $485,000, and an increase of other investment of $251,000. These increases were due to the focus on increasing SBA origination, the favorable market conditions for sales of loans and securities, the increased activity from the growth in the Company and increases in the cash surrender value of the Corporate Owned Life Insurance policies.

NONINTEREST EXPENSES

The following table sets forth the various components of the Company's noninterest expenses:

                                                                                   Increase (Decrease)
                                                                       --------------------------------------------
                                          Years Ended December 31,       2002 versus 2001       2001 versus 2000
                                     --------------------------------  ---------------------  ---------------------
(Dollars in thousands)                  2002       2001       2000       Amount     Percent    Amount     Percent
                                     ----------  ---------  ---------  ----------  ---------  ---------  ----------
Salaries and benefits.............. $   18,116  $  18,120  $  16,127  $       (4)         0%$   1,993          12%
Occupancy..........................      3,168      2,847      2,399         321         11%      448          19%
Professional fees..................      1,563      1,447      1,861         116          8%     (414)        (22)%
Furniture and equipment............      1,503      1,453      1,329          50          3%      124           9%
Loan origination costs.............      1,277      1,335      1,011         (58)        (4)%      324          32%
Client services....................      1,100      1,889      1,839        (789)       (42)%       50           3%
Advertising and promotion..........        737      1,116      1,029        (379)       (34)%       87           8%
Stationery & supplies..............        345        489        388        (144)       (29)%      101          26%
Telephone .........................        338        358        359         (20)        (6)%       (1)          0%
Merger-related costs...............         --         --      3,164          --         -- %   (3,164)       (100)%
Other..............................      5,062      4,294      4,554         768         18%     (260)         (6)%
                                     ----------  ---------  ---------  ----------             ---------
Total.............................. $   33,209  $  33,348  $  34,060  $     (139)         0%$    (712)         (2)%
                                     ==========  =========  =========  ==========             =========

The following table indicates the percentage of noninterest expenses in each category:

                                                            Years Ended December 31,
                                     ------------------------------------------------------------------
                                               2002                  2001                   2000
                                     ---------------------  ---------------------  --------------------
                                                   % of                  % of                   % of
(Dollars in thousands)                 Amount      Total     Amount      Total      Amount      Total
                                     ----------  ---------  ---------  ----------  ---------  ---------
Salaries and benefits.............. $   18,116         55% $  18,120          54% $  16,127         47%
Occupancy..........................      3,168         10%     2,847           9%     2,399          7%
Professional fees..................      1,563          5%     1,447           4%     1,861          5%
Furniture and equipment............      1,503          5%     1,453           4%     1,329          4%
Loan origination costs.............      1,277          4%     1,335           4%     1,011          3%
Client services....................      1,100          3%     1,889           6%     1,839          5%
Advertising and promotion..........        737          2%     1,116           3%     1,029          3%
Stationery & supplies..............        345          1%       489           1%       388          1%
Telephone .........................        338          1%       358           1%       359          1%
Merger-related costs...............         --         --         --          --      3,164          9%
Other..............................      5,062         14%     4,294          14%     4,554         15%
                                     ----------  ---------  ---------  ----------  ---------  ---------
Total.............................. $   33,209        100% $  33,348         100% $  34,060        100%
                                     ==========  =========  =========  ==========  =========  =========

Noninterest expenses for the year ended December 31, 2002 were $33,209,000, down slightly from $33,348,000 for the year ended December 31, 2001, which was down $712,000, or 2%, from $34,060,000 for the year ended December 31, 2000.

Salaries and employee benefits, the single largest component of noninterest expenses, were $18,116,000 for the year ended December 31, 2002, consistent with the $18,120,000 for 2001. The increase in occupancy and equipment expenses of $371,000 and increases in professional fees of $116,000 was in support of the overall growth of the Company. In 2002, client services expense decreased $789,000 due to a reduction in both the level and pricing for certain of these services during 2002. Other noninterest expenses increased $768,000 in 2002 compared to 2001. Advertising and promotion fees decreased $379,000 as certain sponsorships were discontinued in 2002. The most significant change in 2001 over 2000 was the decrease in pretax merger-related expenses due to the merger with Western Holdings Bancorp in 2000 of $3,164,000. This decrease was offset by increases in salaries and benefits of $1,993,000, primarily due to normal merit increases and increase in the number of employees in 2001. The other increases in 2001 in occupancy, equipment, advertising and promotion, loan origination costs and stationary and supplies was in support of the overall growth of the Company and the addition of new facilities.

PROVISION FOR INCOME TAXES

The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.

The provision for income taxes was $3,500,000, $4,410,000, $3,049,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The Company's effective tax rates were 32.8%, 37.8%, and 36.0% for the years ended December 31, 2002, 2001, and 2000, respectively. The effective tax rates are lower than the statutory rate of 42% primarily due to the Company purchasing additional Corporate Owned Life Insurance policies on executive officers of the Company, low income housing tax credits, and changes in the level of investments in municipal securities.

FINANCIAL CONDITION

At December 31, 2002, the Company's total assets were $958,752,000, an increase of 5% from $912,730,000 at December 31, 2001. Total portfolio loans were $673,907,000, an increase of 6% from December 31, 2001, and total deposits were $841,936,000, an increase of 4% from December 31, 2001. The increases reflect the continued internal growth of the Company.

SECURITIES PORTFOLIO

The following table sets forth the carrying value of investment securities at the dates indicated:

                                                       Years Ended December 31,
                                                  -------------------------------
(Dollars in thousands)                              2002       2001       2000
                                                  ---------  ---------  ---------
Securities available-for-sale (at fair value)
U.S. Treasury................................... $   4,740  $   3,593  $   8,524
U.S. Government Agencies........................    48,029     53,762     48,202
Municipals......................................    12,134      9,273     14,297
Mortgage-backed securities......................    44,774     22,839     18,870
CMOs..............................................  14,134         --         --
Corporate bonds...................................   2,632      2,067         --
Other debt securities...........................        --         --      1,001
                                                  ---------  ---------  ---------
   Total securities available-for-sale.......... $ 126,443  $  91,534  $  90,894
                                                  =========  =========  =========
Securities held-to-maturity (at amortized cost)
Mortgage-backed securities...................... $      --  $   4,381  $   5,783
CMOs............................................        --        893      2,215
Municipals......................................        --     10,002     11,910
                                                  ---------  ---------  ---------
     Total securities held-to-maturity.......... $      --  $  15,276  $  19,908
                                                  =========  =========  =========

The following table summarizes the amounts and distribution of the Company's investment securities and the weighted average yields as of December 31, 2002:

                                                                December 31, 2002
                             --------------------------------------------------------------------------------------------
                                                                   Maturity
                             --------------------------------------------------------------------------------------------
                                                 After One Year    After Five Years
                                                    and Within         and Within
                             Within One Year        Five Years        Ten Years       After Ten Years          Total
                             ----------------   ----------------   ----------------   ----------------   ----------------
(Dollars in thousands)        Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield
                             -------- -------   -------- -------   -------- -------   -------- -------   -------- -------
Securities available-for-sale:
 U.S. treasury............. $  1,417    1.56% $  3,323    2.09% $     --      -- % $     --      -- % $  4,740    1.94%
 U.S. Government Agencies..   21,947    5.35%   26,082    3.28%       --      -- %       --      -- %   48,029    4.22%
 Municipals - taxable........  1,127    6.67%      556    6.45%       --      -- %       --      -- %    1,683    6.59%
 Municipals - tax exempt...    1,290    4.84%    6,204    4.41%    2,957    4.48%       --      -- %   10,451    4.48%
 Mortgage-backed securities       --      -- %       --      -- %    1,267    5.33%   43,507    4.95%   44,774    4.96%
 CMOs........................     --      -- %       --      -- %    2,059    4.65%   12,075    3.77%   14,134    3.90%
 Corporate bonds.............     --      -- %    2,632    4.36%       --      -- %       --      -- %    2,632    4.36%
                             --------           --------           --------           --------           --------
   Total available-for-sale $ 25,781    5.18% $ 38,797    3.47% $  6,283    4.71% $ 55,582    4.69% $126,443    4.42%
                             ========           ========           ========           ========           ========

Note: Yields on tax exempt municipal securities are not presented on a fully tax equivalent basis.

During 2002, the Company transferred all of its securities categorized as held-to-maturity to the available-for-sale category. The amortized cost of the transferred securities was $12,778,000 and the related unrealized holding gain was $841,000. The Company transferred these securities to increase liquid assets and to increase the ability for possible sale of these securities in the future and currently intends to classify all new purchases of securities as available-for-sale.

As of December 31, 2002, the only securities held by the Company where the aggregate book value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

Securities are pledged to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) or of other funds such as bankruptcy trustee deposits. Securities with amortized cost of $29,710,000 and $20,084,000 as of December 31, 2002 and 2001 were pledged to secure public and certain other deposits as required by law or contract.

LOANS

Total loans (exclusive of loans held for sale) grew to $673,907,000 at December 31, 2002, up 6% from $632,917,000 at December 31, 2001, adding to the increase of 4% from $610,781,000 at December 31, 2000. The Company's allowance for loan losses was $13,227,000, or 1.96% of total loans, as of December 31, 2002, as compared to $11,154,000, or 1.76% of total loans, at December 31, 2001, and $9,651,000, or 1.58% of total loans, at December 31, 2000. As of December 31, 2002, the Company had $4,571,000 in nonperforming assets. As of December 31, 2001 and 2000, the Company had no nonperforming assets.

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

The following table presents the Company's loans outstanding at year-end by loan type:

                                                                       December 31,
                               ---------------------------------------------------------------------------------------------
                                          % of               % of               % of               % of               % of
(Dollars in thousands)           2002     Total     2001     Total     2000     Total     1999     Total     1998     Total
                               --------- -------  --------- -------  --------- -------  --------- -------  --------- -------
Commercial................... $ 263,144      39% $ 208,713      33% $ 200,846      33% $ 141,101      35% $  95,587      28%
Real estate - mortgage.......   259,974      38%   246,119      39%   230,468      38%   153,518      38%   100,870      30%
Real estate - land and
 construction................   147,822      22%   174,077      27%   171,325      28%    96,868      24%    86,102      25%
Consumer.....................     2,850       1%     3,833       1%     8,172       1%    10,048       3%    55,656      17%
                               --------- -------  --------- -------  --------- -------  --------- -------  --------- -------
Total loans..................   673,790     100%   632,742     100%   610,811     100%   401,535     100%   338,215     100%
Deferred loan costs (fees)...       117                175                (30)              (295)              (284)
Allowance for loan losses....   (13,227)           (11,154)            (9,651)            (6,511)            (5,069)
                               ---------          ---------          ---------          ---------          ---------
Loans, net................... $ 660,680          $ 621,763          $ 601,130          $ 394,729          $ 332,862
                               =========          =========          =========          =========          =========

The change in the Company's loan portfolio is primarily due to the increase in the commercial and real estate mortgage loan portfolio offset by a decline in consumer loans due to the sale of the credit card portfolio in 2002 and the normal maturation on the real estate land and construction loans. The increase in the commercial and real estate mortgage loan portfolios is due to the Company's continued expansion and focus on originating these types of loans.

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

The Company is an active participant in the Small Business Administration (SBA) and California guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Loan Program. The Company regularly makes SBA-guaranteed loans and considers such loans to be investment loans; however, the guaranteed portion of these loans may be sold in the secondary market depending on market conditions and, once it is determined they will be sold, are classified as held for sale and carried at the lower of cost or market. In the event of the sale of a guaranteed portion SBA loan, the Company retains the servicing rights for the sold portion. As of December 31, 2002, 2001, and 2000, $83.0 million, $50.1 million and $12.3 million, respectively, in SBA loans were serviced by the Company for others.

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

With certain exceptions, the Banks are permitted to make extensions of its credit to any one borrowing entity up to 15% of the Banks' capital and reserves for unsecured loans and up to 25% of the Banks' capital and reserves for secured loans. For HBC these lending limits were $8.9 million and $14.9 million at December 31, 2002. For HBEB these lending limits were $2.0 million and $3.3 million at December 31, 2002. For HBSV these lending limits were $1.2 million and $2.0 million at December 31, 2002. For BLA these lending limits were $4.3 million and $7.2 million at December 31, 2002.

The Company does not have any concentrations in its loan portfolio by industry or group of industries, however, 61% and 66% of its net loans were secured by real property as of December 31, 2002 and 2001. This is attributed to a strong local real estate market and the Company's continued focus on these types of lending.

The following table presents the maturity distribution of the Company's loans as of December 31, 2001. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 2002, approximately 90% of the Company's loan portfolio consisted of floating interest rate loans.

                                                          Over One
                                                Due in    Year But
                                               One Year   Less Than    Over
(Dollars in thousands)                          or Less   Five Years Five Years   Total
---------------------------------------------  ---------  ---------  ---------  ---------
Commercial................................... $ 246,876  $  15,011  $   1,257  $ 263,144
Real estate - mortgage.......................   186,567     65,049      8,358    259,974
Real estate - land and construction..........   147,822         --         --    147,822
Consumer.....................................     2,542        308         --      2,850
                                               ---------  ---------  ---------  ---------
     Total loans.............................   583,807     80,368      9,615    673,790
                                               =========  =========  =========  =========

Loans with variable interest rates...........   559,612     45,295      2,149    607,056
Loans with fixed interest rates..............    24,195     35,073      7,466     66,734
                                               ---------  ---------  ---------  ---------
     Total loans............................. $ 583,807  $  80,368  $   9,615  $ 673,790
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

HBC's exposure to credit loss in the event of non-performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. HBC uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. HBC controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

Commitments to extend credit as of December 31, were as follows:

(Dollars in thousands)                                    2002        2001
                                                       ----------  ----------
Commitments to extend credit......................... $  303,510  $  275,796
Standby letters of credit............................      3,817       2,526
                                                       ----------  ----------
                                                      $  307,327  $  278,322
                                                       ==========  ==========

Commitments to extend credit are agreements to lend to a client as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. HBC evaluates each client's creditworthiness on a case-by- case basis. The amount of collateral obtained, if deemed necessary by HBC upon extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and/or residential properties. Fair value of these instruments is not material.

Standby letters of credit are written conditional commitments issued by HBC to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. Fair value of these instruments is not material.

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
Restructured loans are those where HBC have granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower.
Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related underlying defaulted loans. The following table shows nonperforming assets at the dates indicated:

                                                                     December 31,
                                               -----------------------------------------------------
(Dollars in thousands)                           2002       2001       2000       1999       1998
                                               ---------  ---------  ---------  ---------  ---------
Nonaccrual loans............................. $   4,571  $      --  $      --  $   1,402  $   1,354
Loans 90 days past due and still accruing....        --         --         --         --         --
Restructured loans...........................                              --         --         --
                                               ---------  ---------  ---------  ---------  ---------
   Total nonperforming loans.................     4,571         --         --      1,402      1,354
Foreclosed assets............................        --         --         --         --         --
                                               ---------  ---------  ---------  ---------  ---------
   Total nonperforming assets................ $   4,571  $      --  $      --  $   1,402  $   1,354
                                               =========  =========  =========  =========  =========
Nonperforming assets as a percentage of
    period end loans plus foreclosed assets..      0.68%        --         --       0.35%      0.40%

As of December 31, 2002, the Company had $4,571,000 in loans on nonaccrual status, which were considered impaired loans.  The impaired loans had a related valuation allowance of $356,000 as of December 31, 2002.  For the year ended December 31, 2002, the average recorded investment in loans for which impairment has been recognized was approximately $2,235,000.  The Company had no loans past due 90 days or more and still accruing interest and no restructured
loans as of December 31, 2002.   As of December 31, 2001 and 2000, the Company
had no loans on nonaccrual status, no significant loans past due 90 days or more and still accruing interest, no restructured loans, no foreclosed assets, and no impaired loans.  The increase in the nonaccrual loans at December 31, 2002 compared to December 31, 2001 is primarily the result of the placement of one commercial real estate loan nonaccrual status during 2002.  For the year ended
December 31, 2002, 2001 and 2000, the Company had no foregone interest income on nonaccrual loans.  For the year ended December 31, 2002, the Company recognized
$134,000 in interest income for cash payments received on nonaccrual loans, compared to zero for both the years ended December 31, 2001 and 2000.

The Company assigns to all of its loans a risk grade
consistent with the system recommended by regulatory agencies. Grades range from
"Pass" to "Loss" depending on credit quality, with "Pass" representing loans that involve an acceptable degree of risk. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment as well as detailed reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, collateral value, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination results, and current economic conditions in the Company's marketplace, in particular the state of the technology industry and the real estate market.

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

As of December 31, 2002, classified loans were $27,915,000.
These loans constituted 4% of total loans and 29% of capital and reserves as of that date.  At December 31, 2001, the principal balance of classified loans was
$14,594,000. These loans constituted 2% of total loans and 17% of capital and reserves at that date. As of December 31, 2000, the principal balance of classified loans was $5,632,000. These loans constituted 1% of total loans and
7% of capital and reserves as of that date.  During the first quarter of 2003, the
Bank identified an $8.3 million commencial credit with risks identified that create doubt about full future repayment under the original terms of the agreement.  Although still performing and on an accrual basis, the Company has established a specfic reserve for this loan.  Other than this loan and the loans already classified at
December 31, 2002, the Company has not identified any potantial problem loans which would result in these loans being included as nonperforming or classified loans at a future date.

ALLOWANCE FOR PROBABLE LOAN LOSSES

It is the policy of management to maintain the
allowance for probable loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the
Company's market area were to weaken. Also any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. See "Provision for probable loan losses" on page 30.

The following table summarizes the Company's loan loss
experience as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

(Dollars in thousands)                           2002       2001       2000       1999       1998
                                               ---------  ---------  ---------  ---------  ---------
Balance, beginning of period................. $  11,154  $   9,651  $   6,511  $   5,069  $   3,270
Charge-offs:
         Commercial..........................      (936)      (708)       (52)      (203)      (108)
         Real estate - mortgage..............        --         --         --         --         --
         Real estate - land and construction.        --         --         --         --         --
         Consumer............................        --         (1)        --       (629)       (71)
                                               ---------  ---------  ---------  ---------  ---------
Total charge-offs............................      (936)      (709)       (52)      (832)      (179)
Recoveries:
         Commercial..........................       346        301         33         67        137
         Real estate - mortgage..............        --         --         --         --         --
         Real estate - land and construction.        --         --         --         --         --
         Consumer............................        --          1         --          9         35
                                               ---------  ---------  ---------  ---------  ---------
Total recoveries.............................       346        302         33         76        172
                                               ---------  ---------  ---------  ---------  ---------
Net charge-offs..............................      (590)      (407)       (19)      (756)        (7)
Provision for loan losses....................     2,663      1,910      3,159      2,198      1,806
                                               ---------  ---------  ---------  ---------  ---------
Balance, end of period....................... $  13,227  $  11,154  $   9,651  $   6,511  $   5,069
                                               =========  =========  =========  =========  =========

RATIOS:
  Net charge-offs to average loans
  outstanding................................      0.09%     0.07%       -- %     0.20%       -- %
  Allowance for loan losses to average loans.      2.07%     1.84%     1.80%     1.71%     1.87%
  Allowance for loan losses to total
  loans at end of period.....................      1.96%     1.76%     1.58%     1.62%     1.50%
  Allowance for loan losses to
  nonperforming loans........................       289%       -- %       -- %      464%      374%

Charge-offs reflect the realization of losses in the
portfolio that were recognized previously though provisions for loan losses. The net charge-offs in 2002 were $590,000, compared to $407,000 in 2001, $19,000 in
2000, $756,000 in 1999 and $7,000 in 1998. The increase in net charge-offs in
2002 was primarily due to the increase in commercial loan charge-offs.
However, historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the
allowance for loan losses (ALL) by loan type and the allocation as a percent of loans outstanding in each loan category at the dates indicated:

                                                                          December 31,
                            ------------------------------------------------------------------------------------------------------
                                   2002                 2001                 2000                1999                 1998
                            ------------------   ------------------   ------------------   ------------------   ------------------
                                      Percent              Percent              Percent              Percent              Percent
                                       of ALL               of ALL               of ALL               of ALL               of ALL
                                      in each              in each              in each              in each              in each
                                      category             category             category             category             category
                                      to total             to total             to total             to total             to total
(Dollars in thousands)      Allowance  loans     Allowance  loans     Allowance  loans     Allowance  loans     Allowance  loans
                            --------- --------   --------- --------   --------- --------   --------- --------   --------- --------
Commercial................ $   6,349     2.41% $   5,489     2.63% $   4,244     2.11% $   3,069     2.18% $   1,961     2.05%
Real estate - mortgage....     2,411     0.93%     1,420     0.58%     1,509     0.65%     1,025     0.67%       617     0.61%
Real estate - land and
 construction.............     3,574     2.42%     3,066     1.76%     2,084     1.22%     1,343     1.39%     1,173     1.36%
Consumer..................        47     1.63%       102     2.66%       158     1.93%       170     1.69%     1,245     2.24%
Unallocated...............       846       -- %     1,077       -- %     1,656       -- %       904       -- %        73       -- %
                            ---------            ---------            ---------            ---------            ---------
Total..................... $  13,227     1.96% $  11,154     1.76% $   9,651     1.58% $   6,511     1.62% $   5,069     1.50%
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

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance.  As of December 31, 2002, nonperforming loans had a related specific valuation allowance of $356,000.  There were no specific allowances allocated as of
December 31, 2001 as the Company did not have any impaired loans.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan.  The formula allowance on December 31, 2002 was
$12,381,000, compared to $10,077,000 on December 31, 2001.  The increase was attributable to several factors, most notably a growth in total loans and an increase in certain factors used to estimate the reserve allocations.

The unallocated allowance is based upon management's
evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or
portfolio segments.   As of December 31, 2002, the Company's unallocated
allowance was  $846,000, compared to $1,077,000 on December 31, 2001.  The decrease in the unallocated allowance was due to the Company's pro-active efforts in addressing the potential impact of changing economic conditions within the market place through an increase in the factors affecting the formula reserve allocations.  In evaluating the appropriateness of the unallocated allowance, management considered the following factors:

Bank's Lending Policies and Procedures - Changes in lending
policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.  Range of potential impact $85,000 -
$151,000

Economic Conditions - Changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments. Range of potential impact $141,000 - $251,000

Changes in the Bank's Lending Management and Staff - Changes
in the experience, ability and depth of lending management and other relevant staff. Range of potential impact $113,000 - $203,000

Changes in Trend and Volume of Past Due and Classified Loans
- Changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications. Range of potential impact $169,000
- $303,000

Quality of the Bank's Loan Review System - Changes in the
quality of the Bank's loan review system and the degree of oversight by the
Bank's Board of Directors. Range of potential impact $28,000 - $50,000

Credit Concentrations - The existence and effect of any
concentrations of credit and changes in the level of such concentrations. Range of potential impact $56,000 - $100,000

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

DEPOSITS

Total deposits were $841,936,000 at December 31,
2002, an increase of $34,028,000, or 4%, compared to $807,908,000 at December
31, 2001.  The largest increase was in savings and money market deposits, which increased $60,423,000 to $290,417,000 at December 31, 2002, as compared to
$229,994,000 at December 31, 2001. Noninterest bearing deposits increased
$41,979,000 to $248,616,000 at December 31, 2002 compared to $206,637,000 at
December 31, 2001.  Interest bearing demand deposits increased $13,780,000 to
$94,309,000 at December 31, 2002, as compared to $80,529,000 at December 31,
2001.  Time deposits decreased $82,154,000 to  $208,594,000 at December 31,
2002, as compared to $290,748,000 at December 31, 2001.

The following table summarizes the distribution of average
deposits and the average rates paid for the periods indicated:

                                                         Years ended December 31,
                                        -----------------------------------------------------------
                                               2002                2001                2000
                                        -----------------   ------------------   ------------------
                                                  Average             Average              Average
                                         Average   Rate      Average    Rate      Average    Rate
(Dollars in thousands)                   Balance   Paid      Balance    Paid      Balance    Paid
                                        --------- -------   --------- --------   --------- --------
Demand, noninterest bearing........... $ 211,195      -- % $ 204,114       -- % $ 183,422       -- %
Demand, interest bearing..............    81,011    0.89%    69,634     1.58%    55,616     1.82%
Savings and money market..............   275,217    1.74%   227,344     3.09%   228,336     4.16%
Time deposits, under $100.............    56,097    3.14%    78,910     5.37%    73,058     5.85%
Time deposits, $100 and over..........   129,702    2.75%   166,268     5.18%   151,275     5.75%
Time deposits - Brokered Deposits.....    65,183    3.87%    30,843     5.32%    10,544     6.55%
                                        ---------           ---------            ---------
Total average deposits................ $ 818,405    1.63% $ 777,113     2.91% $ 702,251     3.44%
                                        =========           =========            =========

As of December 31, 2002, the Company had a deposit mix of 34%
in savings and money market accounts, 25% in time deposits, 11% in interest bearing demand accounts, and 30% in noninterest bearing demand deposits. On the same date, approximately $5,257,000, or less than 1%, of deposits were from public sources, and approximately $90,510,000, or 11%, of deposits were from title companies.  As of December 31, 2001, the Company had a deposit mix of 28%
in savings and money market accounts, 36% in time deposits, 10% in interest bearing demand accounts, and 26% in noninterest bearing demand deposits. On the same date, approximately $6,499,000, or less than 1%, of deposits were from public sources, and approximately $65,792,000, or 8%, of deposits were from title companies.

The Company obtains deposits from a cross-
section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling approximately $47,640,000 at
December 31, 2002 and $67,995,000 at December 31, 2001. These brokered deposits generally mature within one-year period. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the
Company's time deposits of $100,000 or more as of December 31, 2002:

                                                   % of
(Dollars in thousands)                   Balance   Total
                                        --------- -------
Three months or less.................. $  72,553      45%
Over three months through six months..    49,105      30%
Over six months through twelve months.    18,786      12%
Over twelve months....................    21,809      13%
                                        --------- -------
          Total....................... $ 162,253     100%
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

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

To meet liquidity needs, the Company maintains a
portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. As of December 31, 2002, the Company's primary liquidity ratio was 16.47%, comprised of $64.6 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less
$15.0 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $44.0 million, and $42.6 million in cash and due from banks, as a percentage of total unsecured deposits of $827.0 million.  As of December 31, 2001, the Company's primary liquidity ratio was 20.27%, comprised of $65.2 million in investment securities available-for-sale of maturities (or probable calls) of up to five years, less
$9.8 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $71.6 million, and $34.7 million in cash and due from banks, as a percentage of total unsecured deposits of $789.1 million. As of December 31, 2000, the Company's primary
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

                                                 2002          2001          2000
(Dollars in thousands)                       ------------  ------------  ------------
Average balance during the year............ $        770  $      2,436  $      2,020
Average interest rate during the year......         1.77%         5.80%         5.17%
Maximum month-end balance during the year.. $         --  $         --  $     18,000
Average rate at December 31................           --            --          5.13%

The Company has Federal funds purchase lines and lines of
credit of totaling $56,000,000. As of December 31, 2002, the Company had no
borrowings from the FHLB.

CAPITAL RESOURCES

The following table summarizes risk-based capital,
risk-weighted assets, and risk-based capital ratios of the Company:

                                           December 31,
                                ----------------------------------
(Dollars in thousands)             2002        2001        2000
                                ----------  ----------  ----------
Capital components:
   Tier 1 Capital............. $  102,614  $   91,598  $   78,982
   Tier 2 Capital.............     10,563       9,664       9,427
                                ----------  ----------  ----------
   Total risk-based capital... $  113,177  $  101,262  $   88,409
                                ==========  ==========  ==========

Risk-weighted assets.......... $  842,399  $  779,060  $  753,947
Quarterly average assets...... $  950,091  $  898,020  $  850,072

                                                                      MINIMUM
                                                                    REGULATORY
                                                                    REQUIREMENTS
                                                                    -----------
Capital ratios:
Total risk-based capital......       13.4%       13.0%       11.7%         8.0%
Tier 1 risk-based capital.....       12.2%       11.8%       10.5%         4.0%
Leverage ratio(1).............       10.8%       10.2%        9.3%         4.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company
computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2002. The risk-based and leverage capital ratios are defined in Item 1 - "Business - Supervision and Regulation -
Capital Adequacy Guidelines" on page 8.

At December 31, 2002, 2001 and 2000, the
Company's capital met all minimum regulatory requirements. As of December 31,
2002, 2001 and 2000, management believes that HBC, HBEB, HBSV, and BLA were considered "well capitalized" under the regulatory framework for prompt corrective action.

To enhance regulatory capital and to provide liquidity the
Company issued the following mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the
Company issued $7,000,000 aggregate principal amount of 10.875% subordinated debentures due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  In the third quarter of 2000, the
Company issued $7,000,000 aggregate principal amount of 10.60% subordinated debentures due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  In the third quarter of 2001, the Company issued $5,000,000 aggregate principal amount of Floating Rate Junior
Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  In the third quarter of 2002, the Company issued $4,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due
on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  Under applicable regulatory guidelines, the Trust Preferred securities currently qualify as Tier I capital.

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

The table below sets forth the interest rate sensitivity of
the Company's interest earning assets and interest bearing liabilities as of
December 31, 2002, using the rate sensitivity GAP ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                            Due        Due in       Due
                                           Within      Three     After One
                                           Three     to Twelve    to Five    Due After   Not Rate-
(Dollars in  thousands)                    Months      Months      Years     Five Years  Sensitive     Total
                                         ----------  ----------  ----------  ----------  ----------  ----------
INTEREST EARNING ASSETS:
 Federal funds sold.................... $   44,000  $       --  $       --  $       --  $       --  $   44,000
 Interest bearing deposits in banks......    7,022          --          --          --          --       7,022
 Securities............................      2,817      22,964      38,797      61,865          --     126,443
 Total loans, including loans
    held-for-sale, net of deferred cost    528,044      83,964      80,368       9,615          --     701,991
                                         ----------  ----------  ----------  ----------  ----------  ----------
Total interest earning assets..........    581,883     106,928     119,165      71,480          --     879,456

Cash and due from banks................         --          --          --          --      35,610      35,610
Other assets...........................         --          --          --          --      43,686      43,686
                                         ----------  ----------  ----------  ----------  ----------  ----------
Total assets........................... $  581,883  $  106,928  $  119,165  $   71,480  $   79,296  $  958,752
                                         ==========  ==========  ==========  ==========  ==========  ==========

INTEREST BEARING LIABILITIES:
 Demand, interest bearing.............. $   94,309  $       --  $       --  $       --  $       --  $   94,309
 Savings and money market..............    290,417          --          --          --          --     290,417
 Time deposits.........................     90,844      89,902      27,848          --          --     208,594
 Mandatorily redeemable cumulative
   trust preferred securities..........         --          --          --      23,000          --      23,000
                                         ----------  ----------  ----------  ----------  ----------  ----------
Total interest bearing liabilities.....    475,570      89,902      27,848      23,000          --     616,320

Demand noninterest bearing.............     85,817          --          --          --     162,799     248,616
Accrual interest payable
  and other liabilities................         --          --          --          --      10,951      10,951
Shareholders' equity...................         --          --          --          --      82,865      82,865
                                         ----------  ----------  ----------  ----------  ----------  ----------
Total liabilities and shareholders'
  equity............................... $  561,387  $   89,902  $   27,848  $   23,000  $  256,615  $  958,752
                                         ==========  ==========  ==========  ==========  ==========  ==========

Interest rate sensitivity GAP.......... $   20,496  $   17,026  $   91,317  $   48,480  $ (177,319) $       --
                                         ==========  ==========  ==========  ==========  ==========  ==========
Cumulative interest rate
  sensitivity GAP...................... $   20,496  $   37,522  $  128,839  $  177,319  $       --  $       --
Cumulative interest rate
  sensitivity GAP ratio................       2.14%      3.91%     13.44%     18.49%        -- %        -- %

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
Since all of the Company's interest-bearing assets and liabilities are located at HBC, all of the Company's interest rate risk exposure lies at that level, as well. As a result, all interest rate risk management procedures are performed at
HBC's level. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31,
2002, the Company does not use interest rate derivatives to hedge its interest rate risk.

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

At December 31, 2002, it was estimated that the Company's MV would increase 13.19% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 14.02% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of December 31, 2002 and 2001, is an
analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

                                       2002                                                2001
                       ---------------------------------------------  ---------------------------------------------
                                              Market Value as a % of                         Market Value as a % of
                        $ Change   % Change   Present Value of Assets  $ Change   % Change   Present Value of Assets
(Dollars in thousands) in Market  in Market   ----------------------  in Market  in Market   ----------------------
Change in rates          Value      Value     MV Ratio   Change (bp)    Value      Value     MV Ratio   Change (bp)
---------------------  ---------- ----------  ---------  -----------  ---------- ----------  ---------  -----------
 + 200 bp............ $   16,686      13.19%     14.9%        173  $   12,254       9.63%     15.3%        134
     0 bp............ $       --         -- %     13.1%         --  $       --         -- %     14.0%         --
 - 200 bp............ $  (17,734)    (14.02)%     11.3%       (184) $  (14,344)    (11.27)%     12.4%       (157)

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA

The financial statements and independent auditors'
report are set forth on pages 55 through 86, which follows Item 15 - "Exhibits,
Financial Statement Schedules, and Reports on Form 8-K."

The following table discloses the Company's selected
quarterly financial data.

                                                                For the Quarter Ended
                          ------------------------------------------------------------------------------------------------
                          December 31, September 30, June 30,   March 31,  December 31, September 30, June 30,   March 31,
                             2002          2002        2002       2002        2001          2001        2001       2001
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Interest income......... $    13,344  $     13,051  $  13,290  $  13,071  $    14,198  $     15,855  $  16,807  $  18,145
Interest expense........       3,296         3,655      3,994      4,292        5,250         5,803      6,231      7,082
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net interest income.....      10,048         9,396      9,296      8,779        8,948        10,052     10,576     11,063
Provision for loan
  losses................         597           750        640        675          576           279        528        527
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net interest income
 after provision........       9,451         8,646      8,656      8,104        8,372         9,773     10,048     10,536
Noninterest income......       2,793         2,360      1,987      1,890        1,543         1,825      1,691      1,238
Noninterest expense.....       8,846         8,346      8,317      7,701        7,725         8,687      8,669      8,267
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net income before taxes.       3,398         2,660      2,326      2,293        2,190         2,911      3,070      3,507
Provision for income
  taxes.................       1,107           848        765        780          816         1,088      1,180      1,326
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net income.............. $     2,291  $      1,812  $   1,561  $   1,513  $     1,374  $      1,823  $   1,890  $   2,181
                          ===========  ============  =========  =========  ===========  ============  =========  =========
Net income per share
  basic................. $      0.20  $       0.16  $    0.14  $    0.14  $      0.12  $       0.17  $    0.17  $    0.20
Net income per share
  diluted............... $      0.20  $       0.16  $    0.14  $    0.13  $      0.12  $       0.16  $    0.17  $    0.19

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING  AND  FINANCIAL DISCLOSURE

None.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE
REGISTRANT

Reference is made to the Company's Proxy Statement
for the May 22, 2003 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company also included in the Company's Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation is
incorporated by reference from the text under the caption "Executive
Compensation" in the Proxy Statement for the May 22, 2003 Annual Meeting of
Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock
of the Company by certain beneficial owners and management is incorporated by reference from the text under the caption "Proposal One - Election of Directors"
in the Proxy Statement for the May 22, 2003 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Information concerning certain relationships and
related transactions with officers, directors, and the Company is incorporated by reference from the text under the caption "Transactions with Management and
Others" in the Proxy Statement for the May 22, 2003 Annual Meeting of
Shareholders.

ITEM 14 - CONTROLS AND PROCEDURES

(a) Under the supervision and with
the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule
13a-14(c) promulgated under the Exchange Act, within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

(b) There have been no significant changes (including
corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL
STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and
the independent auditors' report are set forth on pages 55 through 86.

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

4-6-01 (10-K/A Amendment No. 1)

4.2

4.3

 The indenture, date as of September 7, 2000, between Heritage
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

4.5

4.6

 The indenture, dated as of July 31, 2001, between Heritage
Commerce Corp, as Issuer, and State Street Bank and Trust Company, of
Connecticut, National Association, as Trustee

3/28/02

4.6

4.7

 The indenture, dated as of July 31, 2001, between Heritage
Commerce Corp, as Issuer, and State Street Bank and Trust Company, of
Connecticut, National Association, as Trustee

3/28/02

4.7

4.8

 The indenture, dated as of September 26, 2002, between Heritage
Commerce Corp, as Issuer, and State Street Bank and Trust Company, of
Connecticut, National Association, as Trustee

X

4.8

4.9

 The indenture, dated as of July 31, 2001, between Heritage
Commerce Corp, as Issuer, and State Street Bank and Trust Company, of
Connecticut, National Association, as Trustee

X

4.9

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

X

99.2

 Certification of Registrant's Chief Financial Officer Pursuant
to 18 U.S.C. Section 1350

X

* Management contract or compensatory plan or
arrangement.

(b) Reports on Form 8-K

The Registrant filed Current Reports on Form 8-K dated
January 23, 2003 under Item 5, to report its year end 2002 financial results, and containing condensed summarized statements of financial position and results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of
the Securities Exchange Act of 1934, the Company has duly caused this report on
Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp

DATE: March 28, 2003

 BY: /s/ Brad Smith
Brad Smith
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act
of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature

Title

Date

 /s/ FRANK BISCEGLIA
Frank Bisceglia

Director

March 28, 2003

 /s/ JAMES BLAIR
James Blair

Director

March 28, 2003

 /s/ PHILIP R. BOYCE
Philip R. Boyce

Director and Chairman of the Board

March 28, 2003

 /s/ RICHARD CONNIFF
Richard Conniff

 Director and President of the Company and Chief Operating
Officer

March 28, 2003

 /s/ WILLIAM DEL BIAGGIO, JR.
William Del Biaggio, Jr.

Director

March 28, 2003

 /s/ ANNEKE DURY
Anneke Dury

Director

March 28, 2003

 /s/ ROY LAVE
Roy Lave

Director

March 28, 2003

 /s/ LAWRENCE D. MCGOVERN
Lawrence D. McGovern

 Executive Vice President and Chief Financial Officer, Principal
Financial and Accounting Officer

March 28, 2003

 /s/ LON NORMANDIN
Lon Normandin

Director

March 28, 2003

 /s/ JACK PECKHAM
Jack Peckham

Director

March 28, 2003

 /s/ HUMPHREY POLANEN
Humphrey Polanen

Director

March 28, 2003

 /s/ KIRK ROSSMANN
Kirk Rossmann

Director

March 28, 2003

 /s/ BRAD L. SMITH
Brad L. Smith

Director and Chief Executive Officer

March 28, 2003

 /s/ CHARLES TOENISKOETTER
Charles Toeniskoetter

Director

March 28, 2003

CERTIFICATION

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Brad L. Smith, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of
Heritage Commerce Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have
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

b) any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have
indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Brad L. Smith

                    Brad L. Smith

Chief Executive Officer

CERTIFICATION

(Section 302 of the Sarbanes-Oxley Act of 2002)

I, Lawrence D. McGovern, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of
Heritage Commerce Corp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have
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

b) any fraud, whether or not material, that involves
management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have
indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Lawrence D. McGovern

    Lawrence D. McGovern

    Chief Financial Officer

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of

Heritage Commerce Corp:

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp and subsidiaries (the "Company") as of December 31,
2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements
present fairly, in all material respects, the financial position of Heritage
Commerce Corp and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California

January 22, 2003

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                          ----------------------
                                                                             2002        2001
(Dollars in thousands)                                                    ----------  ----------
                                 ASSETS
Cash and due from banks................................................. $   42,632  $   34,719
Federal funds sold......................................................     44,000      71,600
                                                                          ----------  ----------
                 Total cash and cash equivalents........................     86,632     106,319
Securities available-for-sale, at fair value............................    126,443      91,534
Securities held-to-maturity, at amortized cost..........................         --      15,276
  (fair value of $15,708 for 2001)
Loans held for sale, at lower of cost or market.........................     28,084      32,461
Loans, net of deferred costs of $117 for 2002
  and deferred costs of $175 for 2001...................................    673,907     632,917
Allowance for probable loan losses......................................    (13,227)    (11,154)
                                                                          ----------  ----------
                 Loans, net.............................................    660,680     621,763
Premises and equipment, net.............................................      5,194       5,470
Accrued interest receivable and other assets............................     24,549      15,128
Other investments.......................................................     27,170      24,779
                                                                          ----------  ----------
                TOTAL................................................... $  958,752  $  912,730
                                                                          ==========  ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
       Demand, noninterest bearing...................................... $  248,616  $  206,637
       Demand, interest bearing.........................................     94,309      80,529
       Savings and money market.........................................    290,417     229,994
       Time deposits, under $100........................................     46,341      72,608
       Time deposits, $100 and over.....................................    162,253     218,140
                                                                          ----------  ----------
  Total deposits........................................................    841,936     807,908
  Accrued interest payable and other liabilities........................     10,951      11,248
  Mandatorily redeemable cumulative trust preferred
       securities of subsidiary grantor trust...........................     23,000      19,000
                                                                          ----------  ----------
                 Total liabilities......................................    875,887     838,156
                                                                          ----------  ----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares authorized: none
     outstanding........................................................         --          --
  Common stock, no par value; 30,000,000 shares authorized; shares
     outstanding: 11,214,414 in 2002 and 11,114,967 in 2001.............     63,957      63,536
  Accumulated other comprehensive income,  net of taxes.................      1,714       1,021
  Retained earnings.....................................................     17,194      10,017
                                                                          ----------  ----------
                 Total shareholders' equity.............................     82,865      74,574
                                                                          ----------  ----------
                 TOTAL.................................................. $  958,752  $  912,730
                                                                          ==========  ==========

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP

CONSOLIDATED INCOME STATEMENTS

                                                                           Years ended December 31,
                                                                     ----------------------------------
(Amounts in thousands, except per share data)                           2002        2001        2000
                                                                     ----------  ----------  ----------
Interest income:
  Loans, including fees............................................ $   46,609  $   57,153  $   56,709
  Securities, taxable..............................................      4,576       4,399       5,571
  Securities, non-taxable..........................................        500         870         617
  Interest bearing deposits in banks.................................       88         157          66
  Federal funds sold...............................................        983       2,426       4,958
                                                                     ----------  ----------  ----------
Total interest income..............................................     52,756      65,005      67,921
                                                                     ----------  ----------  ----------
Interest expense:
  Deposits.........................................................     13,353      22,597      24,174
  Mandatorily redeemable trust preferred securities................      1,871       1,644         823
  Other............................................................         13         125         104
                                                                     ----------  ----------  ----------
Total interest expense.............................................     15,237      24,366      25,101
                                                                     ----------  ----------  ----------
Net interest income before provision for probable loan losses......     37,519      40,639      42,820
Provision for probable loan losses.................................      2,663       1,910       3,159
                                                                     ----------  ----------  ----------
Net interest income after provision for probable loan losses.......     34,856      38,729      39,661
                                                                     ----------  ----------  ----------
Noninterest income:
  Gain on sale of loans............................................      2,262       1,758          --
  Service charges and other fees on deposit accounts...............      1,425         967         716
  Servicing income.................................................      1,324         721         236
  Other investments................................................      1,113       1,029         778
  Gain on sales of securities available-for-sale...................      1,036         732          44
  Gain on sale of credit card portfolio............................        172          --          --
  Other............................................................      1,698       1,090       1,103
                                                                     ----------  ----------  ----------
Total noninterest income...........................................      9,030       6,297       2,877
                                                                     ----------  ----------  ----------
Noninterest expenses:
  Salaries and employee benefits...................................     18,116      18,120      16,127
  Occupancy........................................................      3,168       2,847       2,399
  Professional fees................................................      1,563       1,447       1,861
  Furniture and equipment..........................................      1,503       1,453       1,329
  Loan origination costs.............................................    1,277       1,335       1,011
  Client services..................................................      1,100       1,889       1,839
  Advertising and promotion........................................        737       1,116       1,029
  Stationery & supplies............................................        345         489         388
  Telephone........................................................        338         358         359
  Merger-related costs.............................................         --          --       3,164
  Other............................................................      5,062       4,294       4,554
                                                                     ----------  ----------  ----------
Total noninterest expenses.........................................     33,209      33,348      34,060
                                                                     ----------  ----------  ----------
Income before provision for income taxes...........................     10,677      11,678       8,478
Provision for income taxes.........................................      3,500       4,410       3,049
                                                                     ----------  ----------  ----------
Net income......................................................... $    7,177  $    7,268  $    5,429
                                                                     ==========  ==========  ==========
Earnings per share:
   Basic........................................................... $     0.64  $     0.66  $     0.51
   Diluted......................................................... $     0.63  $     0.64  $     0.49

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                          Accumulated
                                                             Other
                                    Common Stock         Comprehensive                 Total        Other
                                 ----------------------     Income       Retained   Shareholders'Comprehensive
(Dollars in thousands)             Shares      Amount    (Net of Taxes)  Earnings     Equity        Income
                                 -----------  ---------  -------------  ----------  -----------  ------------
BALANCES, JANUARY  1, 2000......  9,737,739  $  51,206  $      (1,254) $    6,592  $    56,544
Net income......................         --         --             --       5,429        5,429  $      5,429
Net change in unrealized
loss on securities
available-for-sale, net of
reclassification adjustment
and taxes.......................         --         --          1,769          --        1,769         1,769
                                                                                                 ------------
   Total comprehensive income...                                                                $      7,198
                                                                                                 ============
Stock dividend..................    639,444      9,272             --      (9,272)          --
Cash paid for factional shares..       (325)        (3)            --          --           (3)
Stock options exercised.........    562,266      1,994             --          --        1,994
                                 -----------  ---------  -------------  ----------  -----------
BALANCES, DECEMBER 31, 2000..... 10,939,124     62,469            515       2,749       65,733
Net income......................         --         --             --       7,268        7,268  $      7,268
Net change in unrealized
gain on securities
available-for-sale, net of
reclassification adjustment
and taxes.......................         --         --            506          --          506           506
                                                                                                 ------------
   Total comprehensive income...                                                                $      7,774
                                                                                                 ============
Stock options exercised.........    175,843      1,067             --          --        1,067
                                 -----------  ---------  -------------  ----------  -----------
BALANCES, DECEMBER 31, 2001..... 11,114,967     63,536          1,021      10,017       74,574
Net income......................         --         --             --       7,177        7,177  $      7,177
Net change in unrealized
gain on securities
available-for-sale, net of
reclassification adjustment
and taxes.......................         --         --            693          --          693           693
                                                                                                 ------------
   Total comprehensive income...                                                                $      7,870
                                                                                                 ============
Stock options exercised.........     99,447        421             --          --          421
                                 -----------  ---------  -------------  ----------  -----------
BALANCES, DECEMBER 31, 2002..... 11,214,414  $  63,957  $       1,714  $   17,194  $    82,865
                                 ===========  =========  =============  ==========  ===========

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended December 31,
                                                                       -------------------------------
(Dollars in thousands)                                                   2002       2001       2000
                                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................... $   7,177  $   7,268  $   5,429
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
   Loss on disposals of property and equipment.......................      (100)        --         --
   Depreciation and amortization.....................................     1,828      1,527        777
   Provision for probable loan losses................................     2,663      1,910      3,159
   Gain on sales of securities available-for-sale (AFS)..............    (1,036)      (732)       (44)
   Provision for deferred income taxes...............................    (1,188)     2,451        391
   Amortization / accretion of discounts and premiums on securities..       230       (668)        92
   Gain on sale of loans.............................................      2262       1758         --
   Proceeds from sales of loans held for sale........................    47,676     40,855         --
   Originations of loans held for sale...............................   (66,108)   (52,411)   (13,845)
   Maturities of loans held for sale.................................    20,547     13,268        157
   Effect of changes in:
      Accrued interest receivable and other assets...................    (8,005)    (4,260)    (3,772)
      Accrued interest payable and other liabilities.................      (782)       671      2,606
                                                                       ---------  ---------  ---------
Net cash provided by (used in) operating activities..................     5,164     11,637     (5,050)
                                                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans................................................   (41,581)   (22,543)  (209,563)
Purchases of securities available-for-sale (AFS).....................   (84,260)   (82,098)   (52,042)
Maturities/Paydowns/Calls of securities available-for-sale (AFS).....    24,575     24,484      5,230
Proceeds from sales of securities available-for-sale (AFS)...........    40,033     59,080      9,937
Maturities/Paydowns/Calls of securities held-to-maturity (HTM).......     1,776      4,631      3,040
Purchases and earnings of corporate-owned life insurance..... .......    (1,863)    (5,989)    (3,763)
Purchase of premises and equipment...................................    (1,452)      (908)    (1,180)
Redemption (purchase) of other investment............................      (528)       167       (521)
                                                                       ---------  ---------  ---------
Net cash used in investing activities................................   (63,300)   (23,176)  (248,862)
                                                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits.............................................    34,028     69,722    136,766
Proceeds from issuance of mandatorily
 redeemable cumulative trust preferred
 securities of Subsidiary Grantor Trust..............................     4,000      5,000     14,000
Net proceeds from issuance of common stock...........................       421      1,067      1,991
Net change in FHLB borrowings........................................        --    (18,000)     6,000
                                                                       ---------  ---------  ---------
Net cash provided by financing activities............................    38,449     57,789    158,757
                                                                       ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.................   (19,687)    46,250    (95,155)
Cash and cash equivalents, beginning of year.........................   106,319     60,069    155,224
                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of year............................... $  86,632  $ 106,319  $  60,069
                                                                       =========  =========  =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest......................................................... $  17,327  $  24,287  $  17,324
    Income taxes..................................................... $   4,480  $   6,600  $   5,974
Supplemental schedule of non-cash investing and financing activity:
Transfer from retained earnings to common stock for stock dividend... $      --  $      --  $   9,272
Transfer of investment securities from HTM to AFS.................... $  13,619  $      --  $      --

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
HBSV was incorporated on December 1, 1999 and commenced operations on January
18, 2000. The merger between Heritage Commerce Corp and Western Holdings Bancorp and its subsidiary, BLA, was effective on October 1, 2000, resulting in BLA operating as a wholly owned subsidiary of the Company. The merger was accounted for as a pooling-of-interests and all amounts have been restated on a historical basis as if the companies had been combined for all periods presented. During
2000, the Company formed two subsidiaries, Heritage Capital Trust I and Heritage
Statutory Trust I, during 2001, formed Heritage Statutory Trust II, and during
2002, formed Heritage Statutory Trust III, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

During 2002, the Company's Board of Directors approved the merger of three of its wholly owned commercial bank subsidiaries into the Company's original wholly owned bank subsidiary.  On January 1, 2003, HBEB, HBSV, and BLA were merged into
HBC.  HBEB, HBSV, and BLA now operate as divisions of HBC and continue to serve their local markets and communities under their current names.

 The accounting and reporting policies of the
Company and its subsidiary conform to accounting principles generally accepted in the United States of America ("GAAP") and prevailing practices within the banking industry.

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

Consolidation

The consolidated financial statements include the
accounts of the Company and its subsidiary banks. All significant intercompany accounts and transactions have been eliminated.

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
Securities available-for-sale are recorded at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of income taxes, as a net amount within accumulated other comprehensive income, which is a separate component of shareholders' equity, until realized. Securities held-to-maturity is recorded at amortized cost that are based on the Company's positive intent and ability to hold the securities to maturity.  As of December 31, 2002, all the Company's securities were classified as available-for-sale securities.

A decline in the market value of any available-for-sale or
held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.

Premiums and discounts are amortized, or accreted, over the
life of the related investment security as an adjustment to income using a method that approximates the interest method. Interest income is recognized when earned. Realized gains and losses for securities classified as available-for-
sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Loans Held for Sale

The Company holds for sale the guaranteed portion of
certain Small Business Administration (SBA) loans. These loans are carried at the lower of cost or market, based on the aggregate value of the portfolio.

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

The Company accounts for the transfer and servicing of
financial assets based on the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Servicing assets are measured at their fair value and are amortized in proportion to and over the period of net servicing income and are assessed for impairment on an ongoing basis. Impairment is determined by stratifying the servicing rights based on interest rates and terms. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance. Any servicing assets in excess of the contractually specified servicing fees have been reclassified at fair value as an interest-
only (I/O) strip receivable and treated like an available for sale security. The servicing asset, net of any required valuation allowance, and I/O strip receivable are included in other assets.

Loans

Loans are stated at the principal amount outstanding
net of deferred loan origination fees and costs.  The majority of the Company's loans are at variable interest rates. Interest on loans is credited to income using the effective yield interest method.

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

Renegotiated loans are those in which the Company has
formally restructured a significant portion of the loan. The remaining portion is charged off, with a concession either in the form of below market rate financing, or debt forgiveness on the charged off portion. Loans that have been renegotiated and have not met specific performance standards for payment are classified as renegotiated loans within the classification of nonperforming assets. Upon payment performance, such loans may be transferred from nonperforming status to accrual status. At December 31, 2002 and 2001 the
Company did not have any renegotiated loans outstanding.

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

Equipment Under Operating Leases to Others

Equipment under operating leases where the Company is
the lessor are carried at cost less accumulated depreciation based on the terms of the leases and is included in other assets.

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

                                                             Years ended December 31,
                                                       -------------------------------------
                                                          2002         2001         2000
                                                       -----------  -----------  -----------
Weighted average common shares outstanding - used
in computing basic earnings per share................  11,157,287   11,082,157   10,607,584
Dilutive effect of stock options outstanding,
using the treasury stock method......................     260,685      297,564      500,745
                                                       -----------  -----------  -----------
Shares used in computing diluted earnings per share..  11,417,972   11,379,721   11,108,329
                                                       ===========  ===========  ===========

Stock-Based Compensation

The Company accounts for stock-based awards to
employees using the intrinsic value method in accordance with Accounting
Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.
No compensation expense has been recognized in the financial statements for employee stock arrangements, as the Company's stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant.

SFAS No. 123, Accounting for Stock-Based Compensation,
requires the disclosure of pro forma net income and earnings per share had the
Company adopted the fair value method at the grant date of all stock options.
Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the
Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 1.2% for 2002,
1.7% for 2001 and 5.7% for 2000; stock volatility of 27% in 2002, 31% in 2001 and 35% in 2000; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                             Years ended December 31,
                                                       ---------------------------------
(Amounts in thousands, except per share data)             2002        2001       2000
                                                       ----------  ----------  ---------
Net income
    As reported...................................... $    7,177  $    7,268  $   5,429
    Less: Compensation expense for amortization of fair value of ........................
          stock awards, net of taxes...................     (752)       (625)      (594)
    Pro forma........................................ $    6,425  $    6,643  $   4,835

Net income per common share - basic
    As reported...................................... $     0.64  $     0.66  $    0.51
    Pro forma........................................ $     0.58  $     0.60  $    0.46

Net income per common share - diluted
    As reported...................................... $     0.63  $     0.64  $    0.49
    Pro forma........................................ $     0.56  $     0.58  $    0.44

Comprehensive Income

Comprehensive income includes net income and other
comprehensive income, which represents the changes in its net assets during the period from non-owner sources. The Company's sources of other comprehensive income are unrealized gain and loss on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and are presented net of tax.  Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive incomes as unrealized holding gains and losses in the period in which they are excluded from comprehensive income of the current period.  The following is a summary of the components of other comprehensive income.

                                                             Years ended December 31,
                                                       -------------------------------------
(Dollars in thousands)                                    2002         2001         2000
                                                       -----------  -----------  -----------
Net income........................................... $     7,177  $     7,268  $     5,429
                                                       -----------  -----------  -----------
Other comprehensive income, net of tax:
  Net unrealized holding gain on available-for-sale
  securities during the year.........................       1,389          961        1,797
  Less: reclassification adjustment for realized
  gains on available for sale securities included
  in net income during the year......................         696          455           28
                                                       -----------  -----------  -----------
Other comprehensive income ..........................         693          506        1,769
                                                       -----------  -----------  -----------
Comprehensive income................................. $     7,870  $     7,774  $     7,198
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
The Company did not enter into freestanding derivatives contracts and was not involved in any hedging activities during 2002, 2001 and 2000.

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

Reclassifications

Certain amounts in the 2001 and 2000 financial
statements have been reclassified to conform to the 2002 presentation. These reclassifications had no impact on shareholders' equity or net income.

Business Combinations and Goodwill and Other Intangible Asset

Effective January 1, 2002, the Company adopted SFAS
No. 141, "Business Combinations" which addresses the
elimination of pooling accounting treatment in business combinations and the financial accounting and reporting for acquired goodwill and other intangible assets at acquisition and SFAS No142, "Goodwill and Other Intangible
Assets" which addresses financial accounting and reporting for acquired goodwill and other intangible assets at acquisition in transactions other than business combinations covered by SFAS No.141, and the accounting treatment of goodwill and other intangible assets after acquisition and initial recognition in the financial statements. The adoption of these statements did not have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

Impairment or Disposal of Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS
No. 144, "Accounting For The Impairment Or Disposal Of Long-Lived
Assets".  SFAS No. 144 supersedes SFAS No. 121, "Accounting For
The Impairment Of Long-Lived Assets And For Long-Lived Assets To Be Disposed
Of" and the accounting and reporting provisions of Accounting
Principles Board ("APB") Opinion No. 30, "Reporting The
Results Of Operations - Reporting The Effects Of Disposal Of A Segment Of A
Business, And Extraordinary, Unusual and Infrequently Occurring Events And
Transactions".  SFAS No. 144 unifies the accounting treatment for various types of long-lived assets to be disposed of, and resolves implementation issues related to SFAS No. 121.  The adoption of SFAS No. 144 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Sale-Leaseback Transactions

 Effective April 1, 2002, the Company adopted SFAS
No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of
FASB Statement No. 13, and Technical Corrections".  SFAS No. 145
rescinds and amends these statements to eliminate any inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  SFAS No. 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions including clarification that gains or losses from normal extinguishments of debt need not be classified as extraordinary items.  The adoption of SFAS No. 145 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146,
"Accounting for Costs Associated with Exit or Disposal
Activities", which addresses accounting for restructuring and similar costs.  SFAS No. 146 supersedes previous accounting guidance, principally
Emerging Issues Task Force Issue No. 94-3.  The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December
31, 2002.   SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.
Under Issue No. 94-3, a liability for an exit cost was recognized at the date of
the Company's commitment to an exit plan.   SFAS No. 146 also establishes that
the liability should initially be measured and recorded at fair value.
Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

Acquisitions of Certain Financial Institutions

Effective October 1, 2002, the Company adopted SFAS
No. 147, "Acquisitions of Certain Financial Institutions - an Amendment
of FASB Statements No. 72 and 144 and FASB Interpretation No.9", which removes acquisitions of financial institutions from the scope of both Statement
72 and Interpretation 9 and requires those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations"
and SFAS No. 142, "Goodwill and Other Intangible Assets".  This
Statement is effective for acquisitions on or after October 1, 2002 with earlier application permitted for the transition provisions for previously recorded unidentifiable intangible assets. The adoption of SFAS No. 147 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Stock Based Compensation - Transition and Disclosure

Effective December 31, 2002 the Company adopted SFAS
No. 148, "Accounting for Stock Based Compensation - Transition and
Disclosure - an Amendment of FASB Statement No, 123", which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of No. 123 to require prominent disclosures in both annual and interim financial statements within the Significant Accounting
Policies footnote about the method of accounting for stock-based employee compensation and the effect of the method used (intrinsic value or fair value)
on reported results. The Company continues to account for stock-based compensation using the intrinsic value method in accordance with Accounting
Principles Board Opinion No. 25,  "Accounting for Stock Issued to
Employees", and presents the required disclosures in accordance with
SFAS No. 123 as amended by SFAS No. 148. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position, results of operations, or cash flows.

(2) BUSINESS COMBINATIONS

In October 2000, the Company merged with Western Holdings
Bancorp and its wholly owned subsidiary, BLA, which became a wholly owned subsidiary of Heritage Commerce Corp. Upon consummation of the merger, the outstanding common shares of Western Holdings Bancorp were converted into an aggregate of approximately 3,392,000 shares of Heritage Commerce Corp's common stock based on an exchange ratio of 1.2264 shares of Heritage Commerce Corp common stock for each share of Western Holdings Bancorp common stock. The transaction was accounted for as a pooling-of-interests.

(3) SECURITIES

The amortized cost and estimated fair value of securities
as of December 31, 2002 were as follows:

                                                                  Gross        Gross      Estimated
                                                   Amortized   Unrealized   Unrealized      Fair
(Dollars in thousands)                               Cost         Gains       Losses        Value
                                                  -----------  -----------  -----------  -----------
Securities available-for-sale:
    U.S. Treasury............................... $     4,727  $        13  $        --  $     4,740
    U.S. Government Agencies....................      47,072          957           --       48,029
    Municipals..................................      11,382          752           --       12,134
    FHLMC and FNMA mortgage-backed securities...      40,969          290           --       41,259
    GNMA mortgage-backed securities.............       3,378          137           --        3,515
    CMOs..........................................    14,023          111           --       14,134
    Corporate bonds...............................     2,548           84           --        2,632
                                                  -----------  -----------  -----------  -----------
Total securities available-for-sale............. $   124,099  $     2,344  $        --  $   126,443
                                                  ===========  ===========  ===========  ===========

The amortized cost and estimated fair value of securities as of December 31,
2001 were as follows:

                                                                  Gross        Gross      Estimated
                                                   Amortized   Unrealized   Unrealized      Fair
(Dollars in thousands)                               Cost         Gains       Losses        Value
                                                  -----------  -----------  -----------  -----------
Securities available-for-sale:
    U.S. Treasury............................... $     3,568  $        25  $        --  $     3,593
    U.S. Government Agencies....................      52,656        1,106           --       53,762
    Municipals..................................       8,938          335           --        9,273
    FHLMC and FNMA mortgage-backed securities...       9,997          102           --       10,099
    GNMA mortgage-backed securities.............      12,768           --           28       12,740
    Corporate bonds.............................       2,046           21           --        2,067
                                                  -----------  -----------  -----------  -----------
Total securities available-for-sale............. $    89,973  $     1,589  $        28  $    91,534
                                                  ===========  ===========  ===========  ===========
Securities held-to-maturity:
    Municipals.................................. $    10,002  $       375  $        --  $    10,377
    FHLMC and FNMA mortgage-backed securities...       2,475           22           --        2,497
    GNMA mortgage-backed securities.............       1,906           18           --        1,924
    CMOs........................................         893           17           --          910
                                                  -----------  -----------  -----------  -----------
Total securities held-to-maturity............... $    15,276  $       432  $        --  $    15,708
                                                  ===========  ===========  ===========  ===========

During 2002, the Company transferred all of its securities
categorized as held-to-maturity to the available-for-sale category.  The amortized cost of the transferred securities was $12,778,000 and the related unrealized holding gain, which has been included as a component of accumulated comprehensive income, was $841,000.  The Company transferred these securities to increase liquid assets and to increase the ability for possible sale of these securities in the future and currently intends to classify all new purchases of securities as available-for-sale.

The amortized cost and estimated fair values of securities as of December 31, 2002 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

                                                     Available-for-sale
                                                  ------------------------
                                                                Estimated
                                                   Amortized      Fair
(Dollars in thousands)                               Cost         Value
                                                  -----------  -----------
Due within one year............................. $    25,304  $    25,781
Due after one through five years................      37,709       38,797
Due after five through ten years................       5,950        6,283
Due after ten years.............................      55,136       55,582
                                                  -----------  -----------
Total........................................... $   124,099  $   126,443
                                                  ===========  ===========

Sales of securities available-for-sale resulted in gross realized gains of
$1,036,000, $732,000, and $44,000 during the years ended December 31, 2002,
2001, and 2000, respectively.

Sales of securities available-for-sale did not result in any gross realized losses for the years ended December 31, 2002, 2001 and 2000.

Securities with amortized cost of $29,710,000 and $20,084,000 as of December 31, 2002 and 2001 were pledged to secure public and certain other deposits as required by law or contract.

(4) LOANS

Loans as of December 31 were as follows:

(Dollars in thousands)                               2002         2001
                                                  -----------  -----------
Loans held for sale............................. $    28,084  $    32,461
                                                  ===========  ===========
Loans held for investment
  Commercial.................................... $   263,144  $   208,713
  Real estate - mortgage........................     259,974      246,119
  Real estate - land and construction...........     147,822      174,077
  Consumer......................................       2,850        3,833
                                                  -----------  -----------
Total loans.....................................     673,790      632,742
Deferred loan costs.............................         117          175
Allowance for probable loan losses..............     (13,227)     (11,154)
                                                  -----------  -----------
Loans, net...................................... $   660,680  $   621,763
                                                  ===========  ===========

Changes in the allowance for probable loan losses were as
follows:

                                                        Years ended December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2002         2001         2000
                                                  -----------  -----------  -----------
Balance, beginning of year...................... $    11,154  $     9,651  $     6,511
                                                  -----------  -----------  -----------
Loans charged-off...............................        (936)        (709)         (52)
Recoveries......................................         346          302           33
                                                  -----------  -----------  -----------
Net loans charged-off...........................        (590)        (407)         (19)
Provision for probable loan losses..............       2,663        1,910        3,159
                                                  -----------  -----------  -----------
Balance, end of year............................ $    13,227  $    11,154  $     9,651
                                                  ===========  ===========  ===========

As of December 31, 2002, the Company had
$4,571,000 in loans on nonaccrual status, which were considered impaired loans.
The impaired loans had a related valuation allowance of $356,000 as of December
31, 2002.  For the year ended December 31, 2002, the average recorded investment in loans for which impairment has been recognized was approximately $2,235,000.
The Company had no loans past due 90 days or more and still accruing interest
and no restructured loans as of December 31, 2002.   As of December 31, 2001 and
2000, the Company had no loans on nonaccrual status, no significant loans past due 90 days or more and still accruing interest, no restructured loans, no foreclosed assets, and no impaired loans.  The increase in the nonaccrual loans at December 31, 2002 compared to December 31, 2001 is primarily the result of the placement of one commercial real estate loan nonaccrual status during 2002.
For the year ended December 31, 2002, 2001 and 2000, the Company had no foregone interest income on nonaccrual loans.  For the year ended December 31, 2002, the
Company recognized $134,000 in interest income for cash paymentss received on nonaccrual loans, compared to zero for both the years ended December 31, 2001 and 2000.

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

The following table presents the loans outstanding to related parties for the years ended December 31, 2002 and 2001.

(Dollars in thousands)                               2002         2001
                                                  -----------  -----------
Beginning balance............................... $     4,077  $     2,075
Advances on loans during the year...............       7,203        3,214
Repayment on loans during the year..............        (125)      (1,212)
                                                  -----------  -----------
Ending balance.................................. $    11,155  $     4,077
                                                  ===========  ===========

Loan Servicing

At December 31, 2002 and 2001, the Company serviced
loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $83,008,000 and $50,178,000.

At December 31, 2002 and 2001, the balance of the servicing
assets was $1,538,000 and $783,000, respectively.  There was no valuation allowance as of December 31, 2002 and 2001.  At December 31, 2002 and 2001, the
balance of the I/O strip receivable was $2,839,000 net of an unrealized gain of
$463,000 and $2,142,000 net of an unrealized loss of $28,000.  These assets represent the servicing spread generated from the sold guaranteed portions of
SBA loans.  Servicing income from these loans was $1,318,000 and $366,000 in
2002 and 2001 and not significant in 2000.  Amortization of the related assets for 2002 and 2001 was $837,000 and $643,000, respectively.  In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates.  For the year ended
December 31, 2002, management's estimate of constant prepayment rate
("CPR") was 14% and the weighted average discount rate assumption was
10%.  These prepayment and discount rates were based on current market conditions and historical performance of the various loan pools.  If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings.  A corresponding decrease in the value of the I/O strip receivable would also be expected.

(5) PREMISES AND EQUIPMENT

Premises and equipment as of December 31 were as follows:

(Dollars in thousands)                               2002         2001
                                                  -----------  -----------
Furniture and equipment......................... $     5,175  $     6,882
Leasehold improvements..........................       4,285        3,949
                                                  -----------  -----------
                                                       9,460       10,831
Accumulated depreciation and amortization.......      (4,266)      (5,361)
                                                  -----------  -----------
Premises and equipment, net..................... $     5,194  $     5,470
                                                  ===========  ===========

Depreciation expense was $1,828,000 and $1,527,000, and $777,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

(6) DEPOSITS

At December 31, 2002, the scheduled maturities of time
deposits were as follows:

(Dollars in thousands)

Year
------------------------------------------------
2003............................................ $   180,746
2004............................................      22,426
2005..............................................     5,170
2006 and After....................................       252
                                                  -----------
Total time deposits............................. $   208,594
                                                  ===========

 (7) BORROWING ARRANGEMENTS

FHLB Borrowings & Available Lines of Credit

The Company maintains a collateralized line of credit
with the Federal Home Loan Bank (the FHLB) of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2002, the Company had no borrowing outstanding from FHLB. At December 31, 2002, the Company has federal funds purchase lines and lines of credit available of  $56,000,000.

                                                               December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2002         2001         2000
                                                  -----------  -----------  -----------
FHLB short-term borrowings...................... $        --  $        --  $    18,000

Information concerning borrowings under the above arrangements is as follows:

                                                               December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2002         2001         2000
                                                  -----------  -----------  -----------
Average balance during the year................. $       770  $     2,436  $     2,020
Average interest rate during the year...........        1.77%        5.80%        5.17%
Maximum month-end balance during the year ...... $            $        --  $    18,000
Average rate at December 31.....................                       --         5.13%

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
The Subordinated Debentures mature on July 31, 2031, bear an initial interest rate of 7.29% (based on 3-month LIBOR plus 3.58%) and the current interest rate is 5.34%, repricing and payable semi-annually, and are redeemable by the Company at a premium beginning on or after July 31, 2006 based on a percentage of the principal amount of the Subordinated Debentures as stipulated in the Indenture
Agreement, plus any accrued and unpaid interest to the redemption date.  The
Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after July 31, 2011 with proper notification.  The Floating Rate Capital
Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated
Debentures on July 31, 2031.  The Subordinated Debentures bear the same terms and interest rates as the Floating Rate Capital Securities.

Holders of the Floating Rate Capital Securities are entitled to cumulative cash distribution on the liquidation amount of $1,000 per security beginning on July 31, 2001 and ending on October 31, 2001 at an initial rate per annum of 7.29% and shall bear interest for each successive period beginning on
(and including) October 31, 2001, and each succeeding Distribution Payment Date and ending at the next succeeding Distribution Payment Date at a rate per annum equal to the 3-month LIBOR, plus 3.58% (current interest rate 5.34%); provided , however, that prior to July 31, 2011, such annual rate shall not exceed 12.50%.
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

Heritage Capital Statutory Trust III

Heritage Capital Statutory Trust III is a Delaware
business trust formed by the Company for the purpose of issuing Company obligated mandatorily redeemable cumulative trust preferred securities.

During the third quarter of 2002, Heritage Capital Statutory
Trust III issued 4,000 Floating Rate Capital Securities, with a liquidation value of $1,000 per security to the Company for gross proceeds of $4,000,000.
The entire proceeds of the issuance were invested by Heritage Capital Statutory
Trust III in $4,000,000 aggregate principal amount of Floating Rate Junior
Subordinated Deferrable Interest Debentures, with identical maturity, repricing and payment terms as the Floating Rate Capital Securities (the
"Subordinated Debentures") issued by the Company.  The Subordinated
Debentures represent the sole assets of Heritage Capital Statutory Trust III.
The Subordinated Debentures mature on September 26, 2032, bear an initial interest rate of 5.22% (based on 3-month LIBOR plus 3.40%) (current interest rate 4.80%), repricing and payable semi-annually, and are redeemable by the
Company at a premium beginning on or after September 26, 2007 based on a percentage of the principal amount of the Subordinated Debentures as stipulated in the Indenture Agreement, plus any accrued and unpaid interest to the redemption date.  The Subordinated Debentures are redeemable at 100 percent of the principal amount plus any accrued and unpaid interest to the redemption date at any time on or after September 26, 2012 with proper notification.  The
Floating Rate Capital Securities are subject to mandatory redemption to the extent of any early redemption of the Subordinated Debentures and upon maturity of the Subordinated Debentures on September 26, 2032.  The Subordinated
Debentures bear the same terms and interest rates as the Floating Rate Capital
Securities.

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

The total amount of Trust Preferred Securities outstanding at
December 31, 2002, 2001 and 2000 was $23,000,000, $19,000,000 and $14,000,000,
respectively.  The amount of deferred costs at December 31, 2002, 2001 and 2000 was $647,000, $548,000 and $413,000, respectively.  The amortization of the deferred costs at December 31, 2002, 2001 and 2000 was $31,000, $16,000 and
$13,000, respectively.

 (9) INCOME TAXES

The provision for income taxes for the years ended
December 31, consisted of the following:

                                                               December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2002         2001         2000
                                                  -----------  -----------  -----------
Current:
  Federal....................................... $     3,696  $       534  $     2,052
  State.........................................         992        1,425          606
                                                  -----------  -----------  -----------
Total current...................................       4,688        1,959        2,658
                                                  -----------  -----------  -----------
Deferred:
  Federal.......................................        (830)       1,911          184
  State.........................................        (358)         540          207
                                                  -----------  -----------  -----------
Total deferred..................................      (1,188)       2,451          391
                                                  -----------  -----------  -----------
Provision for income taxes...................... $     3,500  $     4,410  $     3,049
                                                  ===========  ===========  ===========

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                                               December 31,
                                                  -------------------------------------
                                                     2002         2001         2000
                                                  -----------  -----------  -----------
Statutory federal income tax rate...............        35.0%       35.0%       35.0%
State income taxes, net of federal tax benefit..         4.5          4.9          3.1
Merger cost.....................................          --           --          6.9
Non-taxable interest income.....................        (1.6)        (2.2)        (3.2)
Officers' life insurance........................        (3.5)        (3.0)        (3.1)
Other...........................................        (1.6)         3.1         (2.7)
                                                  -----------  -----------  -----------
Effective tax rate..............................        32.8%       37.8%       36.0%
                                                  ===========  ===========  ===========

Net deferred tax asset as of December 31 consists of the following:

                                                       December 31,
                                                  ------------------------
(Dollars in thousands)                               2002         2001
                                                  -----------  -----------
Deferred tax assets:
    Allowance for loan losses................... $     5,376  $     4,546
    Accrued expenses............................       1,185        1,142
    State income taxes..........................         347          484
    Net operating loss carryforward.............         306          396
    Other.......................................         426          511
                                                  -----------  -----------
Total deferred tax assets.......................       7,640        7,079
                                                  -----------  -----------
Deferred tax liabilities:
    Securities available-for-sale...............      (1,142)        (609)
    Loan fees...................................        (112)        (143)
    Other.......................................          --         (596)
                                                  -----------  -----------
Total deferred tax liabilities..................      (1,254)      (1,348)
                                                  -----------  -----------
Net deferred tax assets......................... $     6,386  $     5,731
                                                  ===========  ===========

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The Company has net operating loss carryforwards of $875,590 for federal income tax purposes.  The net operating losses expire in 2005.
These losses related to the entity that was the predecessor of the BLA, and are subject to restrictions as a result of the change of control that limits the
maximum annual recovery of the net operating loss to $290,275.   Management has
determined that valuation allowance is not necessary.

(10) STOCK BASED COMPENSATION

The Company has a stock option plan (the Plan) for
directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant.
Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of December 31, 2002, there are
241,682 shares available for future grants under the Plan.  Option activity under the Plan is as follows:

                                                                                     Weighted
                                                                          Number      Average
                                                                            of       Exercise
                                                                          Shares       Price
                                                                        -----------  ---------
Options Outstanding at January 1, 2000
(1,475,340 exercisable at a weighted average exercise price of $5.22)..  1,956,234  $    6.26
Granted (weighted average fair value of $5.14).........................    246,144  $    8.17
Exercised..............................................................   (562,475) $    3.27
Cancelled..............................................................    (66,070) $    9.14
                                                                        -----------  ---------
Options Outstanding at December 31, 2000
(1,086,985 exercisable at a weighted average exercise price of $6.54)..  1,573,833  $    7.79
Granted (weighted average fair value of $3.14).........................    181,500  $    8.22
Exercised..............................................................   (175,842) $    3.70
Cancelled..............................................................    (32,840) $   10.78
                                                                        -----------  ---------
Options Outstanding at December 31, 2001
(1,148,381 exercisable at weighted average exercise price of $7.69)....  1,546,651  $    8.25
Granted (weighted average fair value of $2.70).........................    300,500  $    8.63
Exercised..............................................................    (99,447) $    2.80
Cancelled..............................................................   (149,692) $   11.14
                                                                        -----------  ---------
Options Outstanding at December 31, 2002
(1,144,948 exercisable at weighted average exercise price of $8.18)....  1,598,012  $    8.39
                                                                        ===========

Additional information regarding options outstanding under
the Plan as of December 31, 2002 is as follows:

                                   Weighted
                                    Average    Weighted                Weighted
                                   Remaining    Average                 Average
Range of               Number     Contractual  Exercise     Number     Exercise
Exercise Prices      Outstanding  Life (Yrs.)    Price   Exercisable     Price
------------------- ------------- -----------  --------- ------------  ---------
$ 1.42 -  $4.41....      318,655        1.98  $    2.97      318,655  $    2.97
$ 4.42 -  $5.32....       54,889        4.45  $    5.23       54,889  $    5.23
$ 5.33 -  $9.70....      755,973        7.92  $    8.76      366,680  $    8.98
$ 9.71 -  $16.37...      468,495        6.55  $   11.83      404,724  $   11.95
                    -------------                        ------------
$ 1.42 -  $16.37...    1,598,012        6.21  $    8.39    1,144,948  $    8.18
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

 (11) LEASES

Equipment Under Operating Leases as Lessor

The Company acts as the lessor for certain equipment
under operating leases, which are included in other assets in the statement of financial position.  These leases represent a pool of equipment leases, primarily electronic testing equipment, purchased in 2002 from a third party, who also services the leases. The agreement with the third party is for 5 years, however, under the terms of the purchase agreement, the third party has the option to repurchase all of the leases beginning at the end of the third year at a predetermined price.

(Dollars in thousands)
   Equipment under operating leases.................. $    5,000
   Accumulated depreciation..........................         83
                                                     ------------
   Equipment under operating leases, net............. $    4,917
                                                     ============

For the year ended December 31, 2002, depreciation expense
was $83,400 and rental revenue on the lease was $103,000.

Minimum future rents to be received under this pooled lease
purchase agreement assuming the repurchase option is not exercised are as followings:

(Dollars in thousands)
Year ending December 31,
-----------------------------------------------------
   2003.............................................. $    1,238
   2004..............................................      1,238
   2005..............................................      1,238
   2006..............................................      1,238
   2007..............................................      1,135
                                                       ----------
   Total..............................................$    6,087
                                                       ==========

Operating Leases

The Company leases its premises under non-cancelable
operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

(Dollars in thousands)
Year ending December 31,
-----------------------------------------------------
   2003.............................................. $    2,283
   2004..............................................      2,235
   2005..............................................      2,251
   2006..............................................      1,809
   2007..............................................      1,680
 Thereafter..........................................      3,250
                                                       ----------
 Total............................................... $   13,508
                                                       ==========

Rent expense under operating leases was $2,467,000,
$2,201,000, and $1,676,000, during the years ended December 31, 2002, 2001, and
2000. Rent expense was reduced by deferred rent concessions on one of the
Company's locations of $46,000 for the year ended December 31, 2002, 2001, and
2000.

(12) BENEFIT PLANS

 The Company offers a 401(k) savings plan. All salaried
employees are eligible to contribute up to 20% of their pre-tax compensation (to a maximum of $10,500 in 2002) to the plan through salary deductions under
Section 401(k) of the Internal Revenue Code. Beginning in 2001, the Company
matched up to $1,500 for each employee's contributions.  Contributions paid were
$304,000 and $313,000 in 2002 and 2001.

The Company also sponsors an employee stock ownership plan.
The plan allows the Company to purchase shares on the open market and award those shares to certain employees in lieu of paying cash bonuses. To be eligible to receive an award of shares under this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company, or its subsidiaries, on December 31. Awards under this plan generally vest over four years. During 2002, 2001 and 2000, the Company made contributions of $358,000,
$244,000, and $250,000 into the Plan.  The amount contributed was recognized as salaries and benefits expense in the Company's financial statements. On
September 7, 2001, the ESOP borrowed $1,000,000 from an unaffiliated third party lender in order to fund the purchase of common stock of the Company.  This loan is being repaid with annual installments of principal of $250,000 until
September 7, 2005, at which time all outstanding balance on principal together with accrued interest is due and payable.  An annual rate of interest, equal to
Prime rate plus 0.50% floating on a daily basis, is due on the first day of each month.  The funds for repayment will be primarily coming from the Company's contributions to the ESOP over a similar time period.  The loan is collaterized by the 127,000 shares of the Company's common stock held by the ESOP.  At
December 31, 2002, the ESOP owned approximately 202,400 shares of the Company's stock.

The Company also has a nonqualified deferred compensation
plan for the directors ("Deferral Plan"). Under the Deferral Plan, a participating director may defer up to 100% of his monthly board fees into the
Deferral Plan for up to ten years. Amounts deferred earn interest at the rate of
8% per annum. The director may elect a distribution schedule of up to ten years with interest accruing (at the same 8%) on the declining balance. The Company's deferred compensation obligation of $250,000 and $192,000 as of December 31,
2002 and 2001 is included in "Accrued interest payable and other liabilities".

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

The Company has a supplemental retirement plan covering key
executives and directors (Plan). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. The Company has purchased insurance on the lives of the directors and executive officers in the plan and intends to use the cash values of these policies ($23,898,000 and
$22,034,000 at December 31, 2002 and 2001, respectively) to pay the retirement obligations. The accrued pension obligation was $3,475,000 and $2,596,000 as of
December 31, 2002 and 2001, respectively, and is included in "Accrued interest payable and other liabilities".

The following table sets forth the unqualified supplemental
retirement defined benefit pension plan's status at December 31:

(Dollars in thousands)                                    2002        2001
Change in projected benefit obligation
  Projected benefit obligation at beginning of year.. $    2,399  $    2,150
  Service cost.......................................        636         378
  Interest cost......................................        153         113
  Actuarial gain.....................................        162        (242)
                                                       ----------  ----------
  Projected benefit obligation at end of year........ $    3,350  $    2,399
                                                       ==========  ==========

(Dollars in thousands)                                    2002        2001
Change in Plan assets
   Fair value of Plan assets at beginning of year.... $       --  $       --
   Fair value of Plan assets at end of year.......... $       --  $       --

Funding
   Unfunded Status................................... $   (3,350) $   (2,399)
   Unrecognized net actuarial (gain)/loss............       (125)       (197)
                                                       ----------  ----------
   Accrued pension cost.............................. $   (3,475) $   (2,596)
                                                       ==========  ==========

Weighted-average assumptions as of December 31
   Discount rate.....................................       7.00%       7.00%
   Rate of compensation increase.....................         N/A         N/A
   Expected return on Plan assets....................         N/A         N/A

The elements of pension costs for the unqualified
supplemental retirement defined benefit pension plan at December 31, 2002 was as following:

(Dollars in thousands)                                    2002        2001
Components of net periodic benefits cost
   Service cost...................................... $      636  $      378
   Interest cost.....................................        153         113
   Amortization of (gain)/loss.......................        130         (25)
                                                       ----------  ----------
   Net periodic benefit cost......................... $      919  $      466
                                                       ==========  ==========

The net periodic pension cost was determined using the
following assumptions:

                                                          2002        2001
Discount rate........................................       7.00%       7.00%
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

The carrying amounts and estimated fair values of the
Company's financial instruments as of December 31, 2002 and 2001 were as follows:

                                                                2002                    2001
                                                                   Estimated              Estimated
                                                        Carrying      Fair     Carrying     Fair
(Dollars in thousands)                                  Amounts      Value      Amounts     Value
                                                       ----------  ----------  ---------  ---------
Assets
  Cash and cash equivalents.......................... $   86,632  $   86,632  $ 106,319  $ 106,319
  Securities.........................................    126,443     126,443    106,810    107,242
  Loans, including loans held for sale, net..........    688,764     690,231    654,224    657,336
  Other investments..................................     27,170      27,170     24,779     24,779

Liabilities
  Time deposits...................................... $  208,594  $  211,198  $ 290,748  $ 295,732
  Other deposits.....................................    633,342     633,342    517,160    517,160
  Mandatorily redeemable cumulative
    trusts preferred securities......................     23,000      24,716     19,000     19,727

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

HBC's exposure to credit loss in the event of non-performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. HBC uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. HBC controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

Commitments to extend credit as of December 31, were as
follows:

(Dollars in thousands)                                    2002        2001
                                                       ----------  ----------
Commitments to extend credit......................... $  303,510  $  275,796
Standby letters of credit............................      3,817       2,526
                                                       ----------  ----------
                                                      $  307,327  $  278,322
                                                       ==========  ==========

Commitments to extend credit are agreements to lend to a
client as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. HBC evaluates each client's creditworthiness on a case-by-
case basis. The amount of collateral obtained, if deemed necessary by HBC upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and/or residential properties. Fair value of these instruments is not material.

Standby letters of credit are written with conditional
commitments issued by HBC to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

Claims

The Company is involved in certain legal actions
arising from normal business activities.  Management, based upon the advise of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

(15) REGULATORY MATTERS

The Company and its subsidiary Banks are subject to
various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of the Company's and HBC's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and HBC's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure
capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of
December 31, 2002, the Company and HBC meets all capital adequacy guidelines to which it is subject.

The most recent notification from the FDIC for HBC as of
December 31, 2002 and 2001 categorized HBC, HBEB, HBSV, and BLA as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" HBC must maintain minimum total risk-based,
Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's actual capital amounts and ratios are presented in the table.

                                      Actual                For Capital Adequacy Purposes
                                --------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio
                                ---------  ---------  ---------  -------------------------------
 As of December 31, 2002
 Total Capital................ $ 113,177       13.4% $  67,568   (greater than or equal to) 8.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 102,614       12.2% $  33,645   (greater than or equal to) 4.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 102,614       10.8% $  38,005   (greater than or equal to) 4.0%
  (to average assets)

 As of December 31, 2001
 Total Capital................ $ 101,262       13.0% $  62,315   (greater than or equal to) 8.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  91,598       11.8% $  31,162   (greater than or equal to) 4.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  91,598       10.2% $  35,921   (greater than or equal to) 4.0%
  (to average assets)

HBC's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well-Capitalized Under Prompt
                                      Actual                For Capital Adequacy Purposes                Corrective Action Provisions
                                --------------------  ------------------------------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio                Amount                 Ratio
                                ---------  ---------  ---------  -------------------------------  ---------  -------------------------------
 As of December 31, 2002
 Total Capital................ $  56,182       13.0% $  34,574   (greater than or equal to) 8.0% $  43,217   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  50,749       11.7% $  17,350   (greater than or equal to) 4.0% $  26,025   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  50,749       10.6% $  19,151   (greater than or equal to) 4.0% $  23,938   (greater than or equal to)  5.0%
  (to average assets)

 As of December 31, 2001
 Total Capital................ $  50,441       12.7% $  31,749   (greater than or equal to) 8.0% $  39,686   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  45,460       11.5% $  15,881   (greater than or equal to) 4.0% $  23,822   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  45,460        9.7% $  18,746   (greater than or equal to) 4.0% $  23,433   (greater than or equal to)  5.0%
  (to average assets)

HBEB's actual capital amounts and ratios are also presented
in the table.

                                                                                                     To Be Well-Capitalized Under Prompt
                                      Actual                For Capital Adequacy Purposes                Corrective Action Provisions
                                --------------------  ------------------------------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio                Amount                 Ratio
                                ---------  ---------  ---------  -------------------------------  ---------  -------------------------------
 As of December 31, 2002
 Total Capital................ $  12,666       11.3% $   8,967   (greater than or equal to) 8.0% $  11,209   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  11,263       10.0% $   4,505   (greater than or equal to) 4.0% $   6,758   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  11,263        7.9% $   5,703   (greater than or equal to) 4.0% $   7,128   (greater than or equal to)  5.0%
  (to average assets)

 As of December 31, 2001
 Total Capital................ $  12,105       11.6% $   8,377   (greater than or equal to) 8.0% $  10,471   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  10,847       10.4% $   4,188   (greater than or equal to) 4.0% $   6,282   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  10,847        8.4% $   5,171   (greater than or equal to) 4.0% $   6,464   (greater than or equal to)  5.0%
  (to average assets)

HBSV's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well-Capitalized Under Prompt
                                      Actual                For Capital Adequacy Purposes                Corrective Action Provisions
                                --------------------  ------------------------------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio                Amount                 Ratio
                                ---------  ---------  ---------  -------------------------------  ---------  -------------------------------
 As of December 31, 2002
 Total Capital.................$   7,628       11.6% $   5,261   (greater than or equal to) 8.0% $   6,576   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital................$   6,803       10.3% $   2,642   (greater than or equal to) 4.0% $   3,963   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital................$   6,803        9.3% $   2,926   (greater than or equal to) 4.0% $   3,658   (greater than or equal to)  5.0%
  (to average assets)

 As of December 31, 2001
 Total Capital.................$   7,462       13.0% $   4,585   (greater than or equal to) 8.0% $   5,731   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital................$   6,745       11.8% $   2,292   (greater than or equal to) 4.0% $   3,438   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital................$   6,745        9.9% $   2,731   (greater than or equal to) 4.0% $   3,413   (greater than or equal to)  5.0%
  (to average assets)

BLA's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well-Capitalized Under Prompt
                                      Actual                For Capital Adequacy Purposes                Corrective Action Provisions
                                --------------------  ------------------------------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio                Amount                 Ratio
                                ---------  ---------  ---------  -------------------------------  ---------  -------------------------------
 As of December 31, 2002
 Total Capital................ $  28,259       11.8% $  19,159   (greater than or equal to) 8.0% $  23,948   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  25,270       10.6% $   9,536   (greater than or equal to) 4.0% $  14,304   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  25,270        9.4% $  10,753   (greater than or equal to) 4.0% $  13,441   (greater than or equal to)  5.0%
  (to average assets)

 As of December 31, 2001
 Total Capital................ $  25,068       11.0% $  18,231   (greater than or equal to) 8.0% $  22,789   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  22,359        9.8% $   9,117   (greater than or equal to) 4.0% $  13,675   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  22,359        8.5% $  10,485   (greater than or equal to) 4.0% $  13,106   (greater than or equal to)  5.0%
  (to average assets)

The Company is required to maintain reserves with the Federal
Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2002, the Company maintained reserves of
$8.3 million in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

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
However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii)
its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At
December 31, 2002, the amount available for such dividend without prior written approval was approximately $17,101,000 for HBC, zero for HBEB and HBSV, and
$7,524,000 for BLA. Similar restrictions apply to the amounts and sum of loans advances and other transfers of funds from HBC to the Company.

 (16) PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial statements of Heritage Commerce
Corp (parent company only) follow:

 CONDENSED BALANCE SHEETS

                                                                   December 31,  December 31,
                                                                       2002          2001
(Amounts in thousands)                                             ------------  ------------
Cash and cash equivalents........................................ $      9,133  $      5,747
Investment in and advancements to subsidiaries...................       96,655        87,106
Other assets.....................................................        2,517         2,963
                                                                   ------------  ------------
        Total.................................................... $    108,305  $     95,816
                                                                   ============  ============

Liabilities...................................................... $      1,738  $      1,664
Amounts due to nonbank subsidiaries..............................       23,702        19,578
Shareholders' equity.............................................       82,865        74,574
                                                                   ------------  ------------
        Total.................................................... $    108,305  $     95,816
                                                                   ============  ============

 CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the Years Ended,
                                                                   ----------------------------------------
                                                                   December 31,  December 31,  December 31,
                                                                       2002          2001          2000
(Amounts in thousands)                                             ------------  ------------  ------------
Dividends from Bank subsidiaries................................. $         --  $         --  $        250
Interest income..................................................           95           141           243
Management and service fees......................................       10,747         8,573         6,995
Other income.....................................................           --            --           100
Interest expense.................................................           --            --            (2)
Other expenses...................................................      (13,096)      (12,923)      (10,552)
                                                                   ------------  ------------  ------------
Loss before equity in net income of subsidiary banks.............       (2,254)       (4,209)       (2,966)
Equity in undistributed net income of subsidiaries...............        8,692         9,897         7,218
Income tax benefit (expense).....................................          739         1,580         1,177
                                                                   ------------  ------------  ------------
Net income.......................................................        7,177         7,268         5,429
Other comprehensive income.......................................          693           506         1,769
                                                                   ------------  ------------  ------------
Comprehensive income............................................. $      7,870  $      7,774  $      7,198
                                                                   ============  ============  ============

 CONDENSED STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended,
                                                                   ----------------------------------------
                                                                   December 31,  December 31,  December 31,
                                                                       2002          2001          2000
(Amounts in thousands)                                             ------------  ------------  ------------
Cash flows from operating activities:
Net Income....................................................... $      7,177  $      7,268  $      5,429
Adjustments to reconcile net income to net cash provided by
  (used in) operations:
   Provision for deferred income taxes...........................         (739)       (1,580)       (1,177)
   Equity in undistributed losses of subsidiaries................       (8,692)       (9,897)       (7,218)
   Net change in other assets....................................         (416)           84        (1,177)
   Net change in other liabilities...............................        1,635           809         1,653
                                                                   ------------  ------------  ------------
Net cash used in by operating activities                                (1,035)       (3,316)       (2,490)

Cash flows from investing activities:
   Other (dividends received from Bank subsidiaries).............           --            --       (17,079)
   Cash distributed to Bank  subsidiaries........................           --        (2,750)           --
Net cash used in investing activities                              ------------  ------------  ------------
                                                                            --        (2,750)      (17,079)

Cash flows from financing activities:
   Proceeds from issuance of common stock........................          421         1,067         1,991
   Proceeds from issuance of long-term debt......................        4,000         5,000        14,000
   Repayments of other short-term borrowings.....................           --            --        (2,000)
                                                                   ------------  ------------  ------------
Net cash provided by financing activities........................        4,421         6,067        13,991
                                                                   ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents.............        3,386             1        (5,578)
Cash and cash equivalents, beginning of year.....................        5,747         5,746        11,324
                                                                   ------------  ------------  ------------
Cash and cash equivalents, end of year........................... $      9,133  $      5,747  $      5,746
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

4-6-01 (10-K/A Amendment No. 1)

4.2

4.3

 The indenture, date as of September 7, 2000, between Heritage
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

4.5

4.6

 The indenture, dated as of July 31, 2001, between Heritage
Commerce Corp, as Issuer, and State Street Bank and Trust Company, of
Connecticut, National Association, as Trustee

3/28/02

4.6

4.7

 The indenture, dated as of July 31, 2001, between Heritage
Commerce Corp, as Issuer, and State Street Bank and Trust Company, of
Connecticut, National Association, as Trustee

3/28/02

4.7

4.8

 The indenture, dated as of September 26, 2002, between Heritage
Commerce Corp, as Issuer, and State Street Bank and Trust Company, of
Connecticut, National Association, as Trustee

X

4.8

4.9

 The indenture, dated as of July 31, 2001, between Heritage
Commerce Corp, as Issuer, and State Street Bank and Trust Company, of
Connecticut, National Association, as Trustee

X

4.9

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

X

99.2

 Certification of Registrant's Chief Financial Officer Pursuant
to 18 U.S.C. Section 1350

X

* Management contract or compensatory plan or arrangement.