Form 10-Q
period 2003-03-31
HERITAGE COMMERCE CORP
filed 2003-05-15
CIK 1053352

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

   Indeicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 11,233,650 shares of Common Stock outstanding on April 30, 2003.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                   March 31,    December 31,
(Dollars in thousands)                                                2003          2002
                                                                  ------------  ------------
                           ASSETS
Cash and due from banks......................................... $     35,141  $     35,610
Interest bearing deposits in other financial institutions.......        7,522         7,022
Federal funds sold..............................................       81,300        44,000
                                                                  ------------  ------------
               Total cash and cash equivalents..................      123,963        86,632
Securities available-for-sale, at fair value....................       99,436       126,443
Loans held for sale, at lower of cost or market.................       26,776        28,084
Loans, net of deferred costs....................................      651,526       673,907
Allowance for probable loan losses..............................      (14,247)      (13,227)
                                                                  ------------  ------------
               Loans, net.......................................      637,279       660,680
Premises and equipment, net.....................................        4,880         5,194
Accrued interest receivable and other assets....................       23,593        24,549
Other investments...............................................       27,188        27,170
                                                                  ------------  ------------
               TOTAL............................................ $    943,115  $    958,752
                                                                  ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing............................... $    245,203  $    248,616
      Demand, interest bearing..................................       94,499        94,309
      Savings and money market..................................      303,278       290,417
      Time deposits, under $100.................................       45,154        46,341
      Time deposits, $100 and over..............................      106,816       114,613
      Brokered deposits.........................................       29,676        47,640
                                                                  ------------  ------------
   Total deposits...............................................      824,626       841,936
   Accrued interest payable and other liabilities...............       10,773        10,951
   Mandatorily redeemable cumulative trust preferred
      securities of subsidiary grantor trust....................       23,000        23,000
                                                                  ------------  ------------
               Total liabilities................................      858,399       875,887
                                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized;
      none outstanding..........................................           --            --
   Common stock, no par value;  30,000,000 shares authorized;
      shares issued and outstanding:  11,222,564 at
      March 31, 2003 and 11,214,414 at December 31, 2002........       64,231        63,957
   Accumulated other comprehensive income, net of taxes.........        1,362         1,714
   Retained earnings............................................       19,123        17,194
                                                                  ------------  ------------
               Total shareholders' equity.......................       84,716        82,865
                                                                  ------------  ------------
               TOTAL............................................ $    943,115  $    958,752
                                                                  ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                  Three Months Ended
                                                                       March 31,
                                                                ------------------------
(Dollars in thousands, except per share data)                      2003         2002
                                                                -----------  -----------
Interest income:
   Loans, including fees...................................... $    11,185  $    11,609
   Securities,  taxable.......................................       1,069        1,064
   Securities,  non-taxable...................................          96          141
   Interest bearing deposits in other financial institutions..          16           27
   Federal funds sold.........................................          82          230
                                                                -----------  -----------
Total interest income                                               12,448       13,071
                                                                -----------  -----------
Interest expense:
   Deposits...................................................       2,279        3,800
   Mandatorily redeemable trust preferred securities..........         490          481
   Other......................................................          --           11
                                                                -----------  -----------
Total interest expense........................................       2,769        4,292
                                                                -----------  -----------
Net interest income before provision for probable
  loan losses.................................................       9,679        8,779
Provision for probable loan losses............................       1,300          675
                                                                -----------  -----------
Net interest income after provision for probable
  loan losses.................................................       8,379        8,104
                                                                -----------  -----------
Noninterest income:
   Gain on sale of loans......................................         557          421
   Servicing income...........................................         425          268
   Gain on sale of securities available-for-sale..............         425          287
   Service charges and other fees on deposit accounts.........         411          316
   Other investment ..........................................         334          275
   Other .....................................................         812          323
                                                                -----------  -----------
Total noninterest income......................................       2,964        1,890
                                                                -----------  -----------
Noninterest expenses:
   Salaries and employee benefits.............................       4,712        4,534
   Occupancy..................................................         819          718
   Furniture and equipment....................................         395          356
   Loan origination costs.....................................         317          290
   Professional fees..........................................         271          225
   Client services............................................         250          158
   Advertising and promotion..................................         171          130
   Stationery & supplies......................................         106           76
   Telephone..................................................          83           74
   Other......................................................       1,380        1,140
                                                                -----------  -----------
Total noninterest expenses....................................       8,504        7,701
                                                                -----------  -----------
Income before provision for income taxes......................       2,839        2,293
Provision for income taxes....................................         910          780
                                                                -----------  -----------
Net income.................................................... $     1,929  $     1,513
                                                                ===========  ===========
Earnings per share:
     Basic.................................................... $      0.17  $      0.14
                                                                ===========  ===========

     Diluted.................................................. $      0.17  $      0.13
                                                                ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                      --------------------------
(Dollars in thousands)                                                     2003          2002
                                                                      ------------  ------------
Cash flows from operating activities:
Net income.......................................................... $      1,929  $      1,513
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
Depreciation and amortization.......................................          429           392
Provision for probable loan losses..................................        1,300           675
Gain on sale of securities available-for-sale.......................         (425)         (287)
Amortization of premiums / accretion of discounts...................          350           190
Gains on sales of loans held for sale...............................         (557)         (421)
Proceeds from  sales of loans held for sale.........................       10,855        11,624
Originations of loans held for sale.................................      (18,341)      (18,745)
Maturities of loans held for sale...................................        9,351         6,425
Appreciation of corporate owned life insurance......................         (334)         (275)
Effect of changes in:
    Accrued interest receivable and other assets....................          956        (3,418)
    Accrued interest payable and other liabilities..................          171           202
                                                                      ------------  ------------
Net cash provided by (used in) operating activities.................        5,684        (2,125)
                                                                      ------------  ------------
Cash flows from investing activities:
Net decrease (increase) in loans....................................       22,101        (1,577)
Purchases of securities available-for-sale..........................       (4,087)       (9,597)
Maturities/paydowns/calls of securities available-for-sale..........        9,098         6,776
Proceeds from  sales of securities available-for-sale...............       21,370         7,783
Maturities/paydowns/calls of securities held-to-maturity............           --           852
Redemption (purchases) of other investments.........................          316          (694)
Purchases of premises and equipment.................................         (115)         (101)
                                                                      ------------  ------------
Net cash provided by investing activities...........................       48,683         3,442
                                                                      ------------  ------------
Cash flows from financing activities:
Net (decrease) increase in deposits.................................      (17,310)       16,131
Net proceeds from issuance of common stock..........................          274           169
                                                                      ------------  ------------
Net cash (used in) provided by financing activities.................      (17,036)       16,300
                                                                      ------------  ------------
Net increase in cash and cash equivalents...........................       37,331        17,617
Cash and cash equivalents, beginning of period......................       86,632       106,319
                                                                      ------------  ------------
Cash and cash equivalents, end of period............................ $    123,963  $    123,936
                                                                      ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest......................................................... $      3,385  $      5,407
   Income taxes..................................................... $        350  $      3,650

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2003
(Unaudited)

1)   Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary: Heritage Bank of Commerce (HBC) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002. The Company has also established the following subsidiary trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

HBC is a commercial bank serving customers located in Santa Clara, Alameda, and Contra Costa counties of California. No customer accounts for more than 10 percent of revenue for HBC or the Company. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary operate as one business segment.

In the Company's opinion, all adjustments necessary for a fair presentation of these condensed consolidated financial statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to current year presentation.

The results for the three months ended March 31, 2003 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2003.

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

                                                                  Three Months Ended
                                                                       March 31,
                                                                ------------------------
                                                                   2003         2002
                                                                -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share.....................  11,220,369   11,122,179
Dilutive effect of stock options outstanding,
    using the treasury stock method...........................     261,432      272,544
                                                                -----------  -----------
Shares used in computing diluted earnings per share...........  11,481,801   11,394,723
                                                                ===========  ===========

3)   Comprehensive Income

Comprehensive Income includes net income and other comprehensive income, which represents the change in the Company's net assets during the period from non-owner sources. The Company's sources of other comprehensive income are unrealized gains and losses on securities available- for-sale and I/O strips, which are treated like available-for-sale securities, and are presented net of tax. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                                                  Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                   2003         2002
(Dollars in thousands)                                          -----------  -----------
Net income.................................................... $     1,929  $     1,513

Other comprehensive loss, net of tax:
    Net unrealized holding losses on available-for-sale
     securities and I/O strips during the period..............         (63)        (176)
Less: reclassification adjustment for realized
    losses on available-for-sale securities
    included in net income during the period..................        (289)        (189)
                                                                -----------  -----------
Other comprehensive loss......................................        (352)        (365)
                                                                -----------  -----------
Comprehensive income.......................................... $     1,577  $     1,148
                                                                ===========  ===========

4)   Stock-Based Compensation

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 1.1% and 1.8% for March 31, 2003 and 2002; stock volatility of 22% and 26% in March 31, 2003 and 2002; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                                      Three Months Ended
                                                                            March 31,
                                                                        2003         2002
(Amounts in thousands, except per share data)                         ---------    ---------
Net income
    As reported...................................................  $    1,929   $    1,513
    Less: Compensation expense for amortization of fair value of
          stock awards, net of taxes..................................    (186)        (159)
                                                                    -----------  -----------
    Pro forma.....................................................  $    1,743   $    1,354
                                                                    ===========  ===========

Net income per common share - basic
    As reported...................................................  $     0.17   $     0.14
    Pro forma.....................................................  $     0.16   $     0.12

Net income per common share - diluted
    As reported...................................................  $     0.17   $     0.13
    Pro forma.....................................................  $     0.15   $     0.12

5)  Recent Accounting Pronouncements

Effective January 1, 2003, the Company adopted SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position, results of operations, or cash flows.

6)   Reclassifications

Certain amounts in the December 31, 2002 and March 31, 2002 financial statements have been reclassified to conform to the March 31, 2003 financial statement presentation.

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

Heritage operates as the bank holding company for its subsidiary bank: Heritage Bank of Commerce (the "Bank"). HBC is California state chartered bank, which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Contra Costa and Alameda Counties, California. The accounting and reporting policies of Heritage Commerce Corp and its subsidiary conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.

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

The Company's allowance for probable loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 17.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (I/O) strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the quarter ended March 31, 2003, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. Variations in prevailing interest rates on borrowed funds, changes in general economic conditions, among other factors, could cause changes in the prepayment experience. A corresponding decrease in the value of the I/O strip receivable would also be expected.

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

RESULTS OF OPERATIONS

Overview

Net income for the three months ended March 31, 2003 was $1,929,000, up 27% from $1,513,000 for the three months ended March 31, 2002. Earnings per diluted share for the three months ended March 31, 2003 were $0.17, up 31% from $0.13 per diluted share for the three months ended March 31, 2002. Annualized return on average assets and return on average equity for the quarter ended March 31, 2003 were 0.85% and 9.32%, compared with returns of 0.67% and 8.11%, for the same period in the prior year.

For the three months ended March 31, 2003, as compared with the same period in the prior year, net interest income increased from $8,779,000 to $9,679,000, an increase of $900,000, or 10%. The Company's net interest margin was 4.64% for the three months ended March 31, 2003, compared with 4.23% for the three months ended March 31, 2002, reflecting the result of a decrease in both the average level and cost of interest bearing liabilities and the change in mix of earning assets, primarily the increase in the volume of average loans.

Total assets as of March 31, 2003 were $943,115,000, an increase of $14,797,000, or 2%, from $928,318,000 as of March 31, 2002, and a decrease of $15,637,000, or 2%, from total assets of $958,752,000 as of December 31, 2002. Total deposits as of March 31, 2003 were $824,626,000, an increase of $587,000, or less than 1%, from $824,039,000 as of March 31, 2002, and a decrease of $17,310,000, or 2%, from total deposits of $841,936,000 as of December 31, 2002.

Total portfolio loans as of March 31, 2003 were $651,526,000, an increase of $17,342,000, or 3%, from $634,184,000 as of March 31, 2002 and a decrease of 3% from $673,907,000 as of December 31, 2002. The Company's allowance for probable loan losses was $14,247,000, or 2.19%, of total loans at March 31, 2003. This compares with an allowance for probable loan losses of $11,519,000, or 1.82%, and $13,227,000, or 1.96% of total loans at March 31, 2002 and December 31, 2002. The increase in the allowance for probable loan losses was due to increases in the Company's level of nonperforming assets and additional provisions to reflect the continued weaknesses in the economy. The Company's nonperforming assets increased to $4,800,000, compared to $1,026,000 as of March 31, 2002 and $4,571,000 as of December 31, 2002.

The Company's shareholders' equity at March 31, 2003 was $84,716,000, up from $75,891,000 at March 31, 2002 and $82,865,000 as of December 31, 2002. The increase in shareholders' equity is a result of the income generated over the period and the exercise of common stock options offset by a decline in other comprehensive income from fair value changes. Book value per share increased to $7.55 at March 31, 2003, from $6.82 at March 31, 2002 and $7.39 at December 31, 2002. The Company's leverage capital ratio was 11.31% at March 31, 2003 compared to 10.22% at March 31, 2002 and 10.80% at December 31, 2002.

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                                              For the Three Months Ended         For the Three Months Ended
                                                                     March 31, 2003                     March 31, 2002
                                                            ---------------------------------  ---------------------------------
                                                                         Interest    Average                Interest    Average
                                                             Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                       Balance     Expense      Rate      Balance     Expense      Rate
----------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross.............................................. $  693,852  $   11,185       6.54% $  673,105  $   11,609       6.99%
Investment securities.....................................    116,921       1,165       4.04%    102,611       1,205       4.76%
Interest bearing deposits in other financial institutions.      7,312          16       0.89%      8,059          27       1.36%
Federal funds sold........................................     28,014          82       1.19%     57,352         230       1.63%
                                                            ----------  ----------             ----------  ----------
   Total interest earning assets..........................    846,099  $   12,448       5.97%    841,127  $   13,071       6.30%
                                                                        ----------                         ----------
Cash and due from banks...................................     37,211                             36,367
Premises and equipment, net...............................      5,215                              5,356
Other assets..............................................     34,431                             26,627
                                                            ----------                         ----------
   Total assets........................................... $  922,956                         $  909,477
                                                            ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing.................................. $   92,657  $      146       0.64% $   81,377  $      187       0.93%
Savings and money market..................................    302,756         976       1.31%    241,945       1,138       1.91%
Time deposits, under $100.................................     45,165         243       2.18%     67,459         636       3.82%
Time deposits, $100 and over..............................    107,853         550       2.07%    143,247       1,175       3.33%
Brokered deposits.........................................     37,947         365       3.90%     68,032         664       3.96%
Other borrowings..........................................     24,022         489       8.26%     21,301         492       9.37%
                                                            ----------  ----------             ----------  ----------
   Total interest bearing liabilities.....................    610,400  $    2,769       1.84%    623,361  $    4,292       2.79%
                                                                        ----------                         ----------
Demand deposits...........................................    217,630                            200,010
Other liabilities.........................................     10,978                             10,437
                                                            ----------                         ----------
   Total liabilities......................................    843,354                            833,808
Shareholders' equity......................................     83,948                             75,669
                                                            ----------                         ----------
   Total liabilities and
      shareholders' equity................................ $  922,956                         $  909,477
                                                            ==========                         ==========
Net interest income / margin.......................................... $    9,679       4.64%             $    8,779       4.23%
                                                                        ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $1,101,000 and $1,142,000 for the three month periods ended March 31, 2003 and 2002, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $4,800,000 and $1,026,000 for the period ended March 31, 2003 and 2002, respectively, are included in the average balance calculation above.

The Company's net interest income for the three months ended March 31, 2003 was $9,679,000, an increase of $900,000 or 10% over the same three month period in the prior year. For the three months ended March 31, 2003 compared to the same periods in the prior year, average interest earning assets increased by $4,972,000, or 1%. For the three months ended March 31, 2003, the average yield on interest earning assets was 5.97%, down 33 basis points from 6.30% for the same period in 2002. Over the same period the rates paid on interest bearing liabilities declined 95 basis points to 1.84% from 2.79%. As a result, the net interest margin increased 41 basis points to 4.64% for the three months ended March 31, 2003, from 4.23% for the same period in the prior year. This increase was primarily attributable to the increase in average earning assets and the change in mix as average loan and investment balances increased while average federal funds decreased, coupled with a decrease in average interest bearing liabilities, primarily in time and brokered deposits, resulting in a decrease in the cost of interest bearing liabilities. These factors resulted in an increase in net interest margin of 41 basis points and an increase in net interest income of 10%, or $900,000.

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

                                                                   Three Months Ended March 31,
                                                                         2003  vs.  2002
                                                                ----------------------------------
                                                              Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $      334  $     (758) $     (424)
    Investment securities.....................................        143        (183)        (40)
    Interest bearing deposits in other financial institutions.         (2)         (9)        (11)
    Federal funds sold........................................        (86)        (62)       (148)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $      389  $   (1,012) $     (623)
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing..................................         18  $      (59) $      (41)
    Savings and money market..................................        196        (358)       (162)
    Time deposits, under $100.................................       (120)       (273)       (393)
    Time deposits, $100 and over..............................       (180)       (445)       (625)
    Brokered Deposits.........................................       (289)        (10)       (299)
    Other borrowings..........................................         55         (58)         (3)
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $     (320) $   (1,203) $   (1,523)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $      709  $      191  $      900
                                                                ==========  ==========  ==========

Provision for Probable Loan Losses

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates. For the three months ended March 31, 2003, the provision for probable loan losses was $1,300,000, up $625,000, from $675,000 for the same periods in the prior year. See additional discussion at Allowance for Probable Loan Losses.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended          Increase
                                                            March 31,          2003 versus 2002
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003       2002       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     557  $     421   $     136         32%
Servicing income....................................       425        268         157         59%
Gain on sale of securities available-for-sale.......       425        287         138         48%
Service charges and other fees on deposits accounts.       411        316          95         30%
Other investment....................................       334        275          59         21%
Other...............................................       812        323         489        151%
                                                      ---------  ---------   ---------
Total............................................... $   2,964  $   1,890   $   1,074         57%
                                                      =========  =========   =========

Noninterest income for the three months ended March 31, 2003 was $2,964,000, up 57% from $1,890,000 for the same periods in the prior year. The increases were primarily due to the increases in service charges and fees of $95,000 from an increase in the level of certain fees, increases in gain on sale of securities available-for-sale of $138,000 as the interest rate environment in the first quarter of 2003 provided the opportunity for the Company to realize gains on the sale of securities, increases in servicing income of $157,000, and increases in gain on sale of loans of $136,000. The increase in servicing income and in gains on sales of loans was primarily the result of expansion of the SBA lending operation into additional geographic areas of California and the overall increase in the level of loans serviced. The first quarter of 2003 also includes $310,000 of other income from the leasing of equipment. There was no income from equipment leasing in the first quarter of 2002.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended        Increase
                                                           March 31,           2003 versus 2002
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003       2002       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,712  $   4,534   $     178          4%
Occupancy...........................................       819        718         101         14%
Furniture and equipment.............................       395        356          39         11%
Loan origination costs..............................       317        290          27          9%
Professional fees...................................       271        225          46         20%
Client services.....................................       250        158          92         58%
Advertising and promotion...........................       171        130          41         32%
Stationery & supplies...............................       106         76          30         39%
Telephone...........................................        83         74           9         12%
Other...............................................     1,380      1,140         240         21%
                                                      ---------  ---------   ---------
Total............................................... $   8,504  $   7,701   $     803         10%
                                                      =========  =========   =========

The following table indicates the percentage of noninterest expense in each category:

                                                        For The Three Months Ended March 31,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2003     of Total      2002     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,712         55% $   4,534         59%
Occupancy...........................................       819         10%       718          9%
Furniture and equipment.............................       395          5%       356          5%
Loan origination costs..............................       317          4%       290          4%
Professional fees...................................       271          3%       225          3%
Client services.....................................       250          3%       158          2%
Advertising and promotion...........................       171          2%       130          1%
Stationery & supplies...............................       106          1%        76          1%
Telephone...........................................        83          1%        74          1%
Other...............................................     1,380         16%     1,140         15%
                                                      ---------  ---------   ---------  ---------
Total............................................... $   8,504        100% $   7,701        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three months ended March 31, 2003 were $8,504,000, up $803,000, or 10%, from $7,701,000 for the same period in the prior year. For the three month ended March 31, 2003, salaries and benefits increased $178,000, or 4%, to $4,712,000, as compared to the same period in the prior year. The increases were primarily due to normal merit increases, and in activity-based commissions related to the Company's residential mortgage brokerage operations. For the comparative three month periods, occupancy increased by $101,000, or 14%, primarily as a result of increased rental costs. Occupancy costs, as a percentage of total noninterest expenses remained fairly constant over the comparative three month periods. For the comparative three month periods, professional fees increased $46,000, or 20%, to $271,000. The increases were primarily due to increased costs from professional service providers. For the comparative three month periods, furniture and equipment increased by $39,000, or 11%, to $395,000. The increase in furniture and equipment in 2003 from 2002 was due to costs for the addition of new facilities. For the comparative three month periods, loan origination costs increased by $27,000, or 9%, to $317,000. The increase from 2002 was primarily due to continued growth in the loan portfolio. For the comparative three month periods, client services increased $92,000, or 58%, to $250,000. The increase from 2002 was primarily as a result of the increase in services fees charged to the Company from third party vendors in 2003. For the comparative three month periods, advertising and promotion increased $41,000, or 32%, to $171,000. The increase from 2002 was primarily as a result of several new sponsorships in 2003. For the comparative three month periods, stationery and supplies increased by $30,000, or 39%, to $106,000, and telephone expense increased by $9,000, or 12%, to $83,000. The increase in stationery and supplies and phone expense from 2002 was primarily due to the addition of new facilities in 2003. For the comparative three month period, other noninterest expense increased $240,000, or 21%, to $1,380,000 in support of the overall growth of the Company and expenses related to the Company's investment in a low income housing project and leasing equipment.

Income Taxes

The provision for income taxes for the three months ended March 31, 2003 was $910,000, as compared to $780,000 for the same periods in the prior year. The following table shows the income tax rate for each period indicated.

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        2003       2002
                                                      ---------  ---------
Income tax rate.....................................     32.05%    34.02%

The difference in the effective tax rate compared to the statutory tax rate of 42% is primarily the result of the Company's receipt of tax fee distributions from certain life insurance contracts, low income housing tax credits, and changes in the Company's level of investments in municipal securities.

FINANCIAL CONDITION

Total assets decreased $15,637,000, or 2%, to $943,115,000 at March 31, 2003 from $958,752,000 at December 31, 2002, and increased $14,797,000, or 2%, from $928,318,000 at March 31, 2002. Total portfolio loans decreased $22,381,000, or 3%, to $651,526,000 at March 31, 2003 from $673,907,000 at December 31, 2002, but increased $17,342,000, or 3%, from $634,184,000 at March 31, 2002. Total deposits decreased $17,310,000 or 2% to $824,626,000 at March 31, 2003 from $841,936,000 at December 31, 2002, and up slightly from $824,039,000 at March 31, 2002. The overall increase from March 31, 2002 reflects the continued internal growth of the Company. The decreases from December 31, 2002 reflects the Company's decision to reduce its reliance on interest rate sensitive deposits, including brokered deposits, and grow core deposits.

Securities Portfolio

The following table sets forth the carrying value of investment securities at the dates indicated:

                                                         March 31,
                                                 ----------------------  December 31
(Dollars in thousands)                              2003        2002        2002
-----------------------------------------------  ----------  ----------  ----------
Securities available-for-sale (at fair value)
U.S. Treasury.................................. $    4,631       3,556  $    4,740
U.S. Government Agencies.......................     33,434      52,162      48,029
Mortgage-backed securities.....................     40,335      19,526      44,774
Municipals.....................................      9,115       4,147      12,134
Corporate bonds................................         --       2,573       2,632
CMOs...........................................     11,921       4,034      14,134
                                                 ----------  ----------  ----------
Total securities available-for-sale............ $   99,436  $   85,998  $  126,443
                                                 ==========  ==========  ==========

Securities held-to-maturity (at amortized cost)
Mortgage-backed securities..................... $       --  $    4,053  $       --
CMOs...........................................         --         378          --
Municipals.....................................         --       9,996          --
                                                 ----------  ----------  ----------
     Total securities held-to-maturity......... $       --  $   14,427  $       --
                                                 ==========  ==========  ==========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at March 31, 2003:

                                                                     March 31, 2003
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year Within Five Years  Within Ten Years   After Ten Years        Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
                                  Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
(Dollars in thousands)           -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
U.S. Treasury.................. $  1,312   1.54% $  3,319   2.09% $     --     -- % $     --     -- % $   4,631   1.94%
U.S. Government Agencies.......    7,033   5.23%   26,401   3.27%       --     -- %       --     -- %    33,434   3.68%
Mortgage-backed securities.....       --     -- %       --     -- %    1,568   5.62%   38,767   4.31%    40,335   4.36%
Municipals -  taxable..........    1,115   6.67%      557   6.45%       --     -- %       --     -- %     1,672   6.59%
Municipals -  nontaxable.......      411   4.82%    4,960   4.59%    2,072   4.53%       --     -- %     7,443   4.58%
CMOs...........................       --     -- %       --     -- %    2,040   3.92%    9,881   2.19%    11,921   2.49%
                                 --------          --------          --------          --------          ---------
Total available-for-sale....... $  9,871   4.88% $ 35,237   3.38% $  5,680   4.60% $ 48,648   3.88% $  99,436   3.85%
                                 ========          ========          ========          ========          =========
Note:	Yield on non-taxable municipal securities are not presented on a fully tax equivalent basis.

Loans

Total loans (exclusive of loans held for sale) decreased $22,381,000, or 3%, to $651,526,000 as of March 31, 2003 from $673,907,000 as of December 31, 2002, but increased $17,342,000, or 3%, from $634,184,000 as of March 31, 2002.

For the three months ended March 31, 2003 $18,341,000 in loans guaranteed by the U.S. Small Business Administration (SBA) were generated and held for sale, and $10,298,000 of SBA loans held for sale was sold into the secondary market.

At March 31, 2003 and December 31, 2002, the Company serviced SBA loans, which it had sold into the secondary market of approximately $91,219,000 and $83,008,000. At March 31, 2003 and December 31, 2002, the carrying amount of the servicing assets was $1,615,000 and $1,538,000, respectively. There was no valuation allowance as of March 31, 2003 or December 31, 2002. The carrying amount of Interest-Only (I/O) strip receivable at March 31, 2003 and December 31, 2002 was $2,682,000 and $2,839,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans was $425,000 for the quarter ended March 31, 2003, compared to $268,000 for the same periods in 2002. Amortization of the related assets was $297,000 for the quarter ended March 31, 2003, compared to $243,000 for the same periods in 2002. Heritage Bank of Commerce is a preferred lender with the U.S. Small Business Administration, which allows the Company to grant certain U.S. Small Business Administration loans without the prior approval of the SBA.

The following table summarizes the composition of the Company's loan portfolio at the dates indicated:

                                        March 31,     % of       December 31,    % of
(Dollars in thousands)                   2003         Total         2002         Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    256,359           39% $   263,144           39%
Real estate - mortgage.............      250,668           38%     259,974           38%
Real estate - land and construction      141,165           22%     147,822           22%
Consumer...........................        2,823            1%       2,850            1%
                                     ------------  -----------   -----------  -----------
     Total loans...................      651,015          100%     673,790          100%
                                                   ===========                ===========
Deferred loan costs................          511                        117
Allowance for loan losses..........      (14,247)                   (13,227)
                                     ------------                -----------
Loans, net......................... $    637,279                $   660,680
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

The following table sets forth the maturity distribution of the Company's loans at March 31, 2003:

                                                    Over One
                                        Due in      Year But
                                       One Year     Less Than       Over
(Dollars in thousands)                 or Less     Five Years    Five Years      Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    243,156  $    12,261   $       942  $   256,359
Real estate - mortgage.............      176,187       64,920         9,561      250,668
Real estate - land and construction      141,165           --            --      141,165
Consumer...........................        2,564          259            --        2,823
                                     ------------  -----------   -----------  -----------
     Total loans................... $    563,072  $    77,440   $    10,503  $   651,015
                                     ============  ===========   ===========  ===========

Loans with variable interest rates. $    542,634  $    44,530   $     2,107  $   589,271
Loans with fixed interest rates....       20,438       32,910         8,396       61,744
                                     ------------  -----------   -----------  -----------
     Total loans................... $    563,072  $    77,440   $    10,503  $   651,015
                                     ============  ===========   ===========  ===========

The table above also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At March 31, 2003, approximately 91% of the Company's loan portfolio consisted of floating interest rate loans.

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

                                                      March 31,
                                              ----------------------  December 31,
(Dollars in thousands)                           2003        2002        2002
--------------------------------------------  ----------  ----------  -----------
Nonaccrual loans............................ $    4,800  $    1,026  $     4,571
Loans 90 days past due and still accruing            --          --           --
Restructured loans..........................         --          --           --
                                              ----------  ----------  -----------
    Total nonperforming loans...............      4,800       1,026        4,571
Foreclosed assets...........................         --          --           --
                                              ----------  ----------  -----------
    Total nonperforming assets.............. $    4,800  $    1,026  $     4,571
                                              ==========  ==========  ===========
Nonperforming assets as a percentage of
  period end loans plus foreclosed assets...       0.74%      0.16%       0.68%

As of March 31, 2003, the Company had $4,800,000 loans on nonaccrual status, compared to $1,026,000 in the same period of the prior year, which were considered impaired loans. The increase was primarily as a result of the placement of one commercial real estate loan on nonaccrual status in third quarter of 2002 and which continued on nonaccrual status through March 31, 2003. The impaired loans had a related valuation allowance of $634,000 at March 31, 2003. The Company had no loans past due 90 days or more and still accruing interest, no restructured loans and no foreclosed assets as of March 31, 2003 and 2002. The Company had $4,571,000 loans on nonaccrual status as of December 31, 2002, which were considered impaired loans. The Company had no loans past due 90 days or more and still accruing interest, no restructured loans and no foreclosed assets as of December 31, 2002. For the three months ended March 31, 2003, the Company had $106,000 foregone interest income on nonaccrual loans. The Company had no foregone interest income on nonaccrual loans as of December 31, 2002. For the three months ended March 31, 2003, the Company recognized $161,000 in interest income for cash payments received on nonaccrual loans. The Company did not recognize any interest income for cash payments received on nonaccrual loans for the three months ended March 31, 2002.

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

Allowance for Loan Losses

It is the policy of management to maintain the allowance for probable loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to continue to weaken. Additionally, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Company's loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                          Three Months Ended
                                               March 31,       For the Year Ended
                                         --------------------     December 31,
(Dollars in thousands)                     2003       2002           2002
---------------------------------------  ---------  ---------   -------------
Balance, beginning of period / year.... $  13,227  $  11,154   $      11,154
Net charge-offs........................      (280)      (310)           (590)
Provision for probable loan losses.....     1,300        675           2,663
                                         ---------  ---------   -------------
Balance, end of period / year.......... $  14,247  $  11,519   $      13,227
                                         =========  =========   =============

Ratios:
Net charge-offs to
   average loans outstanding...........      0.17%     0.20%          0.09%
Allowance for loan losses to average lo      2.15%     1.80%          2.07%
Allowance for loan losses to total loan      2.19%     1.82%          1.96%
Allowance for loan losses to
   non-performing assets...............       297%    1,123%           289%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously though provisions for probable loan losses. The net charge-offs as of March 31, 2003 were $280,000, compared to $310,000 as of March 31, 2002. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                             March 31, 2003         March 31, 2002          December 31, 2002
                                         --------------------   ------------------------   --------------------
                                                     Percent                    Percent                Percent
                                                    of ALL by                  of ALL by              of ALL by
                                                    category                   category               category
                                                    to total                   to total               to total
                                                    loans by                   loans by               loans by
(Dollars in thousands)                    Amount    category       Amount      category     Amount    category
---------------------------------------  ---------  ---------   -------------  ---------   ---------  ---------
Commercial............................. $   7,910       3.09% $       5,770       2.68% $   6,349       2.41%
Real estate - mortgage.................     3,157       1.26%         1,594       0.63%     2,411       0.93%
Real estate - land and construction....     3,180       2.25%         3,002       1.87%     3,574       2.42%
Consumer...............................        51       1.81%           106       2.47%        47       1.63%
Unallocated............................       (51)        -- %         1,047         -- %       846         -- %
                                         ---------              -------------              ---------
     Total ............................ $  14,247       2.19% $      11,519       1.82% $  13,227       1.96%
                                         =========              =============              =========

The increase in the allowance for loan losses from December 31, 2002 reflects the growth in the Company's overall level of loans, primarily in the commercial loan portfolio offset by decreases in the real estate land and construction portfolio and the impact of this change in mix on the need for additional allowances. The increase in the allowance from December 31, 2002 also reflects reserves attributed to an $8.3 million commercial loan with risk characteristics that create uncertainty about repayment in full under the original terms of the loan. Although the loan is still performing and on an accrual basis and the borrower has provided additional collateral, the Company has increased its loan loss reserve to mitigate the future impact in the event that the loan is not paid in full. Other than this loan and the loans already classified at March 31, 2003, the Company has not identified any potential problem loans which result in these loans being included as nonperforming or classified loans at a future date.

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. As of March 31, 2003, nonperforming loans had a related specific valuation allowance of $634,000.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan. The formula allowance on March 31, 2003 was $13,664,000, compared to $12,381,000 on December 31, 2002. The increase was attributable to several factors, most notably the change in the mix of loans and an increase in certain factors used to estimate the reserve allocations.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of March 31, 2003, the Company's unallocated allowance was below zero, compared to $846,000 on December 31, 2002. The Company had $175,000 in related evaluation allowance on a nonperforming asset that was classified as in process collection as of quarter end. A recovery of $275,000 was realized on this asset in April 2003. As a result of the recovery the related evaluation allowance has been reduced to approximately $40,000 and the unallocated allowance would have been $84,000 if the evaluation adjustment occurred at March 31, 2003. In evaluating the appropriateness of the unallocated allowance, management considered the changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications, changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments, changes in underwriting standards and collection, charge-off, and recovery practices, and changes in the volume and mix of the loan portfolio and in credit concentrations particularly in commercial and real estate land and construction lending. There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the range set forth above.

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

Deposits

Deposits totaled $824,626,000 at March 31, 2003, down 2%, compared to deposits of $841,936,000 at December 31, 2002, and slightly increase from $824,039,000 at March 31, 2002. Compared to December 31, 2002, noninterest bearing demand deposits decreased $3,413,000 or 1%, interest bearing demand deposits increased $190,000 or less than 1%, savings and money market deposits increased $12,861,000 or 4%, time deposits decreased $8,984,000 or 6%, and brokered deposits decreased $17,964,000 or 38%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                         Three Months Ended        Year Ended
                                           March 31, 2003       December 31, 2002
                                       --------------------   --------------------
                                                   Average                Average
                                        Average      Rate      Average      Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid
-------------------------------------  ----------  --------   ----------  --------
Demand, noninterest bearing.......... $  217,630        -- % $  211,195        -- %
Demand, interest bearing.............     92,657      0.64%     81,011      0.89%
Saving and money market..............    302,756      1.31%    275,217      1.74%
Time deposits, under $100............     45,165      2.18%     56,097      3.14%
Time deposits, $100 and over.........    107,853      2.07%    129,702      2.75%
Brokered deposits....................     37,947      3.90%     65,183      3.87%
                                       ----------             ----------
     Total average deposits.......... $  804,008      1.15% $  818,405      1.63%
                                       ==========             ==========

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of March 31, 2003.

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................  $   61,200        45%
Over three months through twelve months....................      52,463        38%
Over twelve months.........................................      22,829        17%
                                                              ----------  --------
       Total...............................................  $  136,492       100%
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

                                        Three Months Ended
                                            March 31,
                                        ------------------
                                          2003      2002
                                        --------  --------
Return on average assets...............    0.85%    0.67%
Return on average equity...............    9.32%    8.11%
Average equity to average assets ratio.    9.10%    8.32%

Annualized return on average assets and return on average equity for the quarter ended March 31, 2003 were 0.85% and 9.32%, respectively, compared with returns of 0.67% and 8.11%, respectively, for the same period in 2002. The equity to asset ratio for the quarter ended March 31, 2003 was 9.10%, compared to 8.32% for the same period in 2002.

Interest Rate Risk

The planning of asset and liability maturities is an integral part of the management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2003, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                                           Due in    Due After
                                                                Within    Three to    One to    Due After     Not
                                                                 Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                                          Months     Months      Years      Years    Sensitive    Total
-------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Interest earning assets:
  Federal funds sold......................................... $  81,300  $      --  $      --  $      --  $      --  $  81,300
  Interest bearing deposits in other financial institutions..     7,522         --         --         --         --      7,522
  Securities.................................................     6,290      3,581     35,237     54,328         --     99,436
  Total loans................................................   520,607     69,752     77,440     10,503         --    678,302
                                                               ---------  ---------  ---------  ---------  ---------  ---------
    Total interest earning assets............................   615,719     73,333    112,677     64,831         --    866,560
                                                               ---------  ---------  ---------  ---------  ---------  ---------
Cash and due from banks......................................        --         --         --         --     35,141     35,141
Other assets.................................................        --         --         --         --     41,414     41,414
                                                               ---------  ---------  ---------  ---------  ---------  ---------
    Total assets............................................. $ 615,719  $  73,333  $ 112,677  $  64,831  $  76,555  $ 943,115
                                                               =========  =========  =========  =========  =========  =========

Interest bearing liabilities:
  Demand, interest bearing................................... $  94,499  $      --  $      --  $      --  $      --  $  94,499
  Savings and money market...................................   303,278         --         --         --         --    303,278
  Time deposits..............................................    79,069     74,035     28,542         --         --    181,646
  Mandatorily Redeemable Cumulative
    Trust Preferred Securities...............................        --         --         --     23,000         --     23,000
                                                               ---------  ---------  ---------  ---------  ---------  ---------
    Total interest bearing liabilities.......................   476,846     74,035     28,542     23,000         --    602,423
                                                               ---------  ---------  ---------  ---------  ---------  ---------
Noninterest demand deposits..................................    96,567         --         --         --    148,636    245,203
Other liabilities............................................        --         --         --         --     10,773     10,773
Shareholders' equity.........................................        --         --         --         --     84,716     84,716
                                                               ---------  ---------  ---------  ---------  ---------  ---------
    Total liabilities and shareholders' equity............... $ 573,413  $  74,035  $  28,542  $  23,000  $ 244,125  $ 943,115
                                                               =========  =========  =========  =========  =========  =========

Interest rate sensitivity GAP................................ $  42,306  $    (702) $  84,135  $  41,831  $(167,570) $ 943,115
                                                               =========  =========  =========  =========  =========  =========

Cumulative interest rate sensitivity GAP..................... $  42,306  $  41,604  $ 125,739  $ 167,570  $      --  $      --
Cumulative interest rate sensitivity GAP ratio...............      4.49%     4.41%    13.33%    17.77%       -- %       -- %

The foregoing table demonstrates that the Company had a positive cumulative one year gap of $41,604,000, or 4.41% of total assets, at March 31, 2003. In theory, this would indicate that $41,604,000 more in assets than liabilities would reprice if there were a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin, conversely if interest rates were to decline, the positive gap would tend to result in a lower interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of certain short-term funding sources.

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

Liquidity risk represents the potential for loss as a result of limitations on the Company's ability to adjust for future cash flows, to meet the needs of depositors and borrowers, and to fund operations on a timely and cost-effective basis. The liquidity policy approved by the board of directors requires annual review of the Company's liquidity by the asset/liability committee, which is composed of senior executives, and the finance and investment committee of the board of directors.

The Company's internal asset/liability committee and the finance and investment committee of the board of directors each meet monthly to monitor the Company's investments, liquidity needs and to oversee its asset/liability management. The Company evaluates the rates offered on its deposit products on a weekly basis.

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At March 31, 2003, the Company's primary liquidity ratio was 19.44%, comprised of $48,065,000 in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $14,514,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $81,300,000, and $42,663,000 in cash and due from banks, as a percentage of total unsecured deposits of $810,112,000.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                          March 31,
                                   ----------------------  December 31,
(Dollars in thousands)                2003        2002         2002
---------------------------------  ----------  ----------  ------------
Capital components:
   Tier 1 Capital................ $  104,739  $   93,176  $    102,614
   Tier 2 Capital................     10,117       9,686        10,563
                                   ----------  ----------  ------------
     Total risk-based capital.... $  114,856  $  102,862  $    113,177
                                   ==========  ==========  ============

Risk-weighted assets............. $  803,951  $  789,256  $    842,399
Average assets................... $  925,821  $  913,780  $    950,091
                                                                           Minimum
                                                                         Regulatory
                                                                         Requirements
                                                                         -----------
Capital ratios:
  Total risk-based capital.......       14.3%      13.0%        13.4%        8.0%
  Tier 1 risk-based capital......       13.0%      11.8%        12.2%        4.0%
  Leverage ratio (1).............       11.3%      10.2%        10.8%        4.0%
(1)	Tier 1 capital divided by average assets (excluding goodwill).

At March 31, 2003 and 2002, and December 31, 2002, the Company's capital met all minimum regulatory requirements. As of March 31, 2003, management believes that HBC was considered "Well Capitalized" under the Prompt Corrective Action Provisions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred during the quarter to the Company's market risk profile or information. For further information refer to the Company's Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal accounting officer concluded that Heritage Commerce Corp's disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part II - OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K
  Exhibits included with this filing:

Exhibits Number        Name
        Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

        Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

  Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K dated January 22, 2003 under item 5 to report its year end 2002 financial results, and containing condensed summarized statements of financial position and results of operations.

The Registrant furnished a Current Report on Form 8-K dated April 24, 2003 under item 9 and item 12 to report its first quarter ended March 31, 2003 financial results, and condensed consolidated financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
May 14, 2003 Date	/s/ Brad L. Smith Brad L. Smith, Chief Executive Officer
May 14, 2003 Date	/s/ Lawrence D. McGovern Lawrence D. McGovern, Chief Financial Officer

CERTIFICATION

(Section 302 of the Sarbanes-Oxley Act of 2002)

For the Quarter Ended March 31, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Brad L. Smith

Brad L. Smith

Chief Executive Officer

CERTIFICATION

(Section 302 of the Sarbanes-Oxley Act of 2002)

For the Quarter Ended March 31, 2003

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ Lawrence D. McGovern

Lawrence D. McGovern

Chief Financial Officer

Exhibit Index

Exhibit Description

99.1    Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

99.2    Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350