Form 10-Q
period 2003-06-30
HERITAGE COMMERCE CORP
filed 2003-08-14
CIK 1053352

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]    NO [   ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [X]    NO [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 11,305,226 shares of Common Stock outstanding on July 31, 2003

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                    June 30,    December 31,
(Dollars in thousands)                                                2003          2002
                                                                  ------------  ------------
                           ASSETS
Cash and due from banks......................................... $     49,506  $     35,610
Interest bearing deposits in other financial institutions.......        8,459         7,022
Federal funds sold..............................................       75,500        44,000
                                                                  ------------  ------------
               Total cash and cash equivalents..................      133,465        86,632
Securities available-for-sale, at fair value....................      156,360       126,443
Loans held for sale, at lower of cost or market.................       27,871        28,084
Loans, net of deferred costs....................................      637,563       673,907
Allowance for probable loan losses..............................      (14,692)      (13,227)
                                                                  ------------  ------------
               Loans, net.......................................      622,871       660,680
Premises and equipment, net.....................................        4,643         5,194
Accrued interest receivable and other assets....................       24,668        24,549
Other investments...............................................       26,573        27,170
                                                                  ------------  ------------
               TOTAL............................................ $    996,451  $    958,752
                                                                  ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing............................... $    275,950  $    248,616
      Demand, interest bearing..................................       98,025        94,309
      Savings and money market..................................      307,715       290,417
      Time deposits, under $100.................................       43,057        46,341
      Time deposits, $100 and over..............................      101,125       114,613
      Brokered deposits.........................................       22,033        47,640
                                                                  ------------  ------------
   Total deposits...............................................      847,905       841,936
   Accrued interest payable and other liabilities...............       38,817        11,599
   Mandatorily redeemable cumulative trust preferred
      securities of subsidiary grantor trust....................       23,000        23,000
                                                                  ------------  ------------
               Total liabilities................................      909,722       876,535
                                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized;
      none outstanding..........................................           --            --
   Common stock, no par value;  30,000,000 shares authorized;
      shares issued and outstanding: 11,296,868 at
      June 30, 2003 and 11,214,414 at December 31, 2002.........       64,798        64,002
   Unallocated ESOP shares......................................         (568)         (693)
   Accumulated other comprehensive income, net of taxes.........        1,505         1,714
   Retained earnings............................................       20,994        17,194
                                                                  ------------  ------------
               Total shareholders' equity.......................       86,729        82,217
                                                                  ------------  ------------
               TOTAL............................................ $    996,451  $    958,752
                                                                  ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                  Three Months Ended        Six Months Ended
                                                                       June 30,                  June 30,
                                                               ------------------------  ------------------------
(Dollars in thousands, except per share data)                     2003         2002         2003         2002
                                                               -----------  -----------  -----------  -----------
Interest income:
   Loans, including fees..................................... $    10,799  $    11,700  $    21,983  $    23,309
   Securities,  taxable......................................         814        1,209        1,882        2,273
   Securities,  non-taxable..................................          83          123          180          264
   Interest bearing deposits in other financial institutions.          18           21           35           48
   Federal funds sold........................................         159          237          241          467
                                                               -----------  -----------  -----------  -----------
Total interest income                                              11,873       13,290       24,321       26,361
                                                               -----------  -----------  -----------  -----------
Interest expense:
   Deposits..................................................       2,052        3,547        4,332        7,347
   Mandatorily redeemable trust preferred securities.........         489          446          979          927
   Other.....................................................          19           13           31           36
                                                               -----------  -----------  -----------  -----------
Total interest expense.......................................       2,560        4,006        5,342        8,310
                                                               -----------  -----------  -----------  -----------
Net interest income before provision for probable
  loan losses................................................       9,313        9,284       18,979       18,051
Provision for probable loan losses...........................         600          640        1,900        1,315
                                                               -----------  -----------  -----------  -----------
Net interest income after provision for probable
  loan losses................................................       8,713        8,644       17,079       16,736
                                                               -----------  -----------  -----------  -----------
Noninterest income:
   Gain on sale of loans.....................................         587          557        1,144          978
   Servicing income..........................................         451          310          876          578
   Service charges and other fees on deposit accounts........         441          371          852          687
   Other investments ........................................         303          277          637          551
   Equipment leasing ........................................         310           --          619           --
   Gain on sale of securities available-for-sale.............          33          138          458          425
   Other.....................................................         391          334          894          658
                                                               -----------  -----------  -----------  -----------
Total noninterest income.....................................       2,516        1,987        5,480        3,877
                                                               -----------  -----------  -----------  -----------
Noninterest expenses:
   Salaries and employee benefits............................       4,521        4,636        9,224        9,158
   Occupancy.................................................         835          790        1,654        1,508
   Furniture and equipment...................................         367          327          758          683
   Professional fees.........................................         419          347          690          572
   Loan origination costs....................................         360          308          677          598
   Client services...........................................         225          282          475          440
   Advertising and promotion.................................         228          200          399          330
   Stationery & supplies.....................................          57          110          163          186
   Telephone.................................................          67           83          150          157
   Other.....................................................       1,399        1,222        2,779        2,362
                                                               -----------  -----------  -----------  -----------
Total noninterest expenses...................................       8,478        8,305       16,969       15,994
                                                               -----------  -----------  -----------  -----------
Income before provision for income taxes.....................       2,751        2,326        5,590        4,619
Provision for income taxes...................................         880          765        1,790        1,545
                                                               -----------  -----------  -----------  -----------
Net income................................................... $     1,871  $     1,561  $     3,800  $     3,074
                                                               ===========  ===========  ===========  ===========
Earnings per share:
     Basic................................................... $      0.17  $      0.14  $      0.34  $      0.28
                                                               ===========  ===========  ===========  ===========

     Diluted................................................. $      0.16  $      0.14  $      0.33  $      0.27
                                                               ===========  ===========  ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         Six Months Ended
                                                                              June 30,
                                                                    --------------------------
(Dollars in thousands)                                                   2003         2002
                                                                    ------------  ------------
Cash flows from operating activities:
Net income........................................................ $      3,800  $      3,074
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
Depreciation and amortization.....................................          844           753
Provision for probable loan losses................................        1,900         1,315
Gain on sale of securities available-for-sale.....................         (458)         (425)
Net amortization of premiums / accretion of discounts.............          686           388
Gains on sales of loans held for sale.............................       (1,144)         (978)
Proceeds from  sales of loans held for sale.......................       23,751        22,846
Originations of loans held for sale...............................      (36,721)      (33,435)
Maturities of loans held for sale.................................       14,327         7,229
Appreciation of corporate owned life insurance....................         (637)         (951)
Effect of changes in:
    Accrued interest receivable and other assets..................         (119)       (7,920)
    Accrued interest payable and other liabilities................       (1,242)          539
                                                                    ------------  ------------
Net cash provided by (used in) operating activities...............        4,987        (7,565)
                                                                    ------------  ------------
Cash flows from investing activities:
Net decrease in loans.............................................       35,078         2,881
Loans transferred to other real estate owned......................          832            --
Purchases of securities available-for-sale........................      (82,904)      (33,194)
Maturities/paydowns/calls of securities available-for-sale........       28,847        10,466
Proceeds from  sales of securities available-for-sale.............       23,562        10,356
Maturities/paydowns/calls of securities held-to-maturity..........           --         2,146
Redemption (Purchases) of other investments.......................        1,234          (165)
Purchases of premises and equipment...............................         (293)         (567)
                                                                    ------------  ------------
Net cash provided by (used in) investing activities...............        6,356        (8,077)
                                                                    ------------  ------------

Cash flows from financing activities:
Net increase in deposits..........................................        5,969        10,556
Net proceeds from  issuance of common stock                                 921           354
Net change in other borrowings....................................       28,600            --
                                                                    ------------  ------------
Net cash provided by financing activities.........................       35,490        10,910
                                                                    ------------  ------------
Net increase (decrease) in cash and cash equivalents..............       46,833        (4,732)
Cash and cash equivalents, beginning of period....................       86,632       106,319
                                                                    ------------  ------------
Cash and cash equivalents, end of period.......................... $    133,465  $    101,587
                                                                    ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest....................................................... $      5,919  $      9,747
   Income taxes................................................... $      1,570  $      3,840

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2003
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

The results for the three months and six months ended June 30, 2003 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2003.

2) Stock-Based Compensation

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 0.82% and 1.68% for the quarter and six month periods ended June 30, 2003 and 2002; stock volatility of 17% and 28% for the quarter and six month periods ended June 30, 2003 and 2002; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                                          Three Months Ended        Six Months Ended
                                                                             June 30,                 June 30,
                                                                       ---------------------   -----------------------
                                                                         2003        2002         2003         2002
(Amounts in thousands, except per share data)                          ---------   ---------   ----------   ----------
Net income
    As reported...................................................... $   1,871   $   1,561   $    3,800   $    3,074
    Less: Compensation expense for amortization of fair value of
          stock awards, net of taxes.................................      (191)       (180)        (379)        (354)
                                                                       ---------   ---------   ----------   ----------
    Pro forma........................................................ $   1,680   $   1,381   $    3,421   $    2,720
                                                                       =========   =========   ==========   ==========
Net income per common share - basic
    As reported...................................................... $    0.17   $    0.14   $     0.34   $     0.28
    Pro forma........................................................ $    0.15   $    0.13   $     0.31   $     0.25

Net income per common share - diluted
    As reported...................................................... $    0.16   $    0.14   $     0.33   $     0.27
    Pro forma........................................................ $    0.15   $    0.12   $     0.30   $     0.24

3)   Earnings Per Share

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

                                                                   Three Months Ended        Six Months Ended
                                                                       June 30,                  June 30,
                                                               ------------------------  ------------------------
                                                                  2003         2002         2003         2002
                                                               -----------  -----------  -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share....................  11,163,723   11,025,638   11,158,015   11,025,538
Dilutive effect of stock options outstanding,
    using the treasury stock method..........................     385,108      346,292      329,616      301,935
                                                               -----------  -----------  -----------  -----------
Shares used in computing diluted earnings per share..........  11,548,831   11,371,930   11,487,631   11,327,473
                                                               ===========  ===========  ===========  ===========

4) Comprehensive Income

Comprehensive Income includes net income and other comprehensive income, which represents the change in the Company's net assets during the period from non-owner sources. The Company's sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and are presented net of tax. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

                                                                  Three Months Ended        Six Months Ended
                                                                      June 30,                  June 30,
                                                               ------------------------  ------------------------
                                                                  2003         2002         2003         2002
(Dollars in thousands)                                         -----------  -----------  -----------  -----------
Net income................................................... $     1,871  $     1,561  $     3,800  $     3,074
                                                               -----------  -----------  -----------  -----------
Other comprehensive income, net of tax:
    Net unrealized holding gain on available-for-sale
     securities and I/O strips during the period.............         165          702          102          527
Less: reclassification adjustment for realized
    gains on available-for-sale securities
    included in net income during the period.................         (22)         (93)        (311)        (283)
                                                               -----------  -----------  -----------  -----------
Other comprehensive income (loss)............................         143          609         (209)         244
                                                               -----------  -----------  -----------  -----------
Comprehensive income......................................... $     2,014  $     2,170  $     3,591  $     3,318
                                                               ===========  ===========  ===========  ===========

5)   Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

HBC is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk, in excess of the amounts recognized in the balance sheets.

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

Commitments to extend credit as of June 30, were as follows:

(Dollars in thousands)              2003          2002
                                ------------  ------------
Commitments to extend credit.. $    277,936  $    280,849
Standby letters of credit.....        2,339         3,749
                                ------------  ------------
                               $    280,275  $    284,598
                                ============  ============

Commitments to extend credit are agreements to lend to a client as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. HBC evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBC upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and/or residential properties. Fair value of these instruments is not material.

Standby letters of credit are written with conditional commitments issued by HBC to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

6)   Reclassifications

Certain amounts in the December 31, 2002 and June 30, 2002 financial statements have been reclassified to conform to the June 30, 2003 financial statement presentation.

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

Heritage operates as the bank holding company for its subsidiary bank: Heritage Bank of Commerce ("HBC"). HBC is California state chartered bank, which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Contra Costa and Alameda Counties, California.

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

The Company's allowance for probable loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 22.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (I/O) strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the quarter ended June 30, 2003, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. Variations in prevailing interest rates on borrowed funds, changes in general economic conditions, among other factors, could cause changes in the prepayment experience. A corresponding decrease in the value of the I/O strip receivable would also be expected.

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

RESULTS OF OPERATIONS

Overview

Net income for the three and six months ended June 30, 2003 was $1,871,000 and $3,800,000, up $310,000 and $726,000, or 20% and 24%, as compared to the three and six months ended June 30, 2002. Earnings per diluted share for the three and six months ended June 30, 2003 were $0.16 and $0.33, up 14% and 22% from $0.14 and $0.27 per diluted share for the three and six months ended June 30, 2002. Annualized return on average assets and return on average equity for the three months ended June 30, 2003 were 0.81% and 8.75%, up from 0.68% and 8.15%, for the same period in the prior year. Annualized return on average assets and return on average equity for the six months ended June 30, 2003 were 0.83% and 9.03%, up from 0.68% and 8.13%, for the same period in the prior year.

For the three and six months ended June 30, 2003, as compared with the same period in the prior year, net interest income increased to $9,313,000 and $18,979,000 from $9,284,000 and $18,051,000, an increase of $29,000, or less than 1% and $928,000, or 5%, respectively. The Company's net interest margin was 4.37% and 4.50% for the three and six months ended June 30, 2003, compared with 4.40% and 4.31% for the three and six months ended June 30, 2002.

Total assets as of June 30, 2003 were $996,451,000, an increase of $71,350,000, or 8%, from $925,101,000 as of June 30, 2002, and an increase of $37,699,000, or 4%, from total assets of $958,752,000 as of December 31, 2002. Total deposits as of June 30, 2003 were $847,905,000, an increase of $29,441,000, or 4%, from $818,464,000 as of June 30, 2002, and an increase of $5,969,000, or less than 1%, from total deposits of $841,936,000 as of December 31, 2002.

The total loan portfolio as of June 30, 2003 was $637,563,000, an increase of $8,140,000, or 1%, from $629,423,000 as of June 30, 2002 and a decrease of $36,344,000, or 5%, from $673,907,000 as of December 31, 2002. The Company's allowance for probable loan losses was $14,692,000, or 2.30%, of total loans at June 30, 2003. This compares with an allowance for probable loan losses of $11,856,000, or 1.88%, and $13,227,000, or 1.96% of total loans at June 30, 2002 and December 31, 2002. The increase in the allowance for probable loan losses was primarily due to the Company's concern for the continued weaknesses in the economy, particularly in the Company's primary market area.

The Company's shareholders' equity at June 30, 2003 was $86,729,000, up from $77,345,000 at June 30, 2002 and $82,217,000 as of December 31, 2002. The increase in shareholders' equity is a result of the income generated over the period and the exercise of common stock options offset by a decline in other comprehensive income from fair value changes. Book value per share increased to $7.68 at June 30, 2003, from $6.94 at June 30, 2002 and $7.33 at December 31, 2002. The Company's leverage capital ratio was 11.46% at June 30, 2003 compared to 10.34% at June 30, 2002 and 10.73% at December 31, 2002.

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                                                     For the Three Months Ended         For the Three Months Ended
                                                                           June 30, 2003                      June 30, 2002
                                                                   ---------------------------------  ---------------------------------
                                                                                Interest    Average                Interest    Average
                                                                    Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                              Balance     Expense      Rate      Balance     Expense      Rate
-----------------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross..................................................... $  672,717  $   10,799       6.44% $  669,956  $   11,700       7.00%
Investment securities............................................    119,062         897       3.02%    113,548       1,332       4.71%
Interest bearing deposits in other financial institutions........      8,151          18       0.89%      6,121          21       1.37%
Federal funds sold...............................................     54,025         159       1.18%     56,797         237       1.67%
                                                                   ----------  ----------             ----------  ----------
   Total interest earning assets.................................    853,955  $   11,873       5.58%    846,422  $   13,290       6.30%
                                                                               ----------                         ----------
Cash and due from banks..........................................     39,016                             36,934
Premises and equipment, net......................................      4,944                              5,444
Other assets.....................................................     33,156                             30,405
                                                                   ----------                         ----------
   Total assets.................................................. $  931,071                         $  919,205
                                                                   ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing......................................... $   96,564  $      136       0.56% $   81,327  $      167       0.82%
Savings and money market.........................................    303,219         933       1.23%    268,751       1,290       1.93%
Time deposits, under $100........................................     44,530         220       1.98%     58,654         476       3.25%
Time deposits, $100 and over.....................................    103,542         491       1.90%    133,237         948       2.85%
Brokered deposits................................................     26,592         272       4.10%     69,069         666       3.87%
Other borrowings.................................................     26,235         508       7.77%     20,245         459       9.09%
                                                                   ----------  ----------             ----------  ----------
   Total interest bearing liabilities............................    600,682  $    2,560       1.71%    631,283  $    4,006       2.55%
                                                                               ----------                         ----------
Demand, noninterest bearing......................................    235,557                            202,174
Other liabilities................................................      9,043                              8,879
                                                                   ----------                         ----------
   Total liabilities.............................................    845,282                            842,336
Shareholders' equity.............................................     85,789                             76,869
                                                                   ----------                         ----------
   Total liabilities and
      shareholders' equity....................................... $  931,071                         $  919,205
                                                                   ==========                         ==========
Net interest income / margin................................................. $    9,313       4.37%             $    9,284       4.40%
                                                                               ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $954,000 and $1,111,000 for the three month periods ended June 30, 2003 and 2002, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $767,000 and $1,951,000 for the period ended June 30, 2003 and 2002, respectively, are included in the average balance calculation above.

                                                                       For the Six Months Ended           For the Six Months Ended
                                                                              June 30, 2003                      June 30, 2002
                                                                   ---------------------------------  ---------------------------------
                                                                                Interest    Average                Interest    Average
                                                                    Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                              Balance     Expense      Rate      Balance     Expense      Rate
-----------------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross..................................................... $  683,284  $   21,983       6.49% $  671,530  $   23,309       7.00%
Investment securities............................................    117,991       2,062       3.52%    108,080       2,537       4.73%
Interest bearing deposits in other financial institutions........      7,736          35       0.91%      7,084          48       1.37%
Federal funds sold...............................................     41,020         241       1.18%     57,075         467       1.65%
                                                                   ----------  ----------             ----------  ----------
   Total interest earning assets.................................    850,031  $   24,321       5.77%    843,769  $   26,361       6.30%
                                                                               ----------                         ----------
Cash and due from banks..........................................     38,110                             36,657
Premises and equipment, net......................................      5,079                              5,563
Other assets.....................................................     33,449                             28,998
                                                                   ----------                         ----------
   Total assets.................................................. $  926,669                         $  914,987
                                                                   ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing......................................... $   94,610  $      283       0.60% $   81,597  $      354       0.87%
Savings and money market.........................................    302,988       1,908       1.27%    255,098       2,428       1.92%
Time deposits, under $100........................................     44,847         463       2.08%     63,056       1,112       3.55%
Time deposits, $100 and over.....................................    105,698       1,040       1.98%    138,244       2,123       3.10%
Brokered deposits................................................     32,269         638       3.99%     68,554       1,330       3.91%
Other borrowings.................................................     25,475       1,010       8.00%     21,224         963       9.15%
                                                                   ----------  ----------             ----------  ----------
   Total interest bearing liabilities............................    605,887  $    5,342       1.78%    627,773  $    8,310       2.67%
                                                                               ----------                         ----------
Demand, noninterest bearing .....................................    226,595                            201,092
Other liabilities................................................      9,319                              9,853
                                                                   ----------                         ----------
   Total liabilities.............................................    841,801                            838,718
Shareholders' equity.............................................     84,868                             76,269
                                                                   ----------                         ----------
   Total liabilities and
      shareholders' equity....................................... $  926,669                         $  914,987
                                                                   ==========                         ==========
Net interest income / margin................................................. $   18,979       4.50%             $   18,051       4.31%
                                                                               ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $2,055,000 and $2,252,000 for the six month periods ended June 30, 2003 and 2002, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $767,000 and $1,951,000 for the period ended June 30, 2003 and 2002, respectively, are included in the average balance calculation above.

The Company's net interest income for the three and six months ended June 30, 2003 was $9,313,000 and $18,979,000, an increase of $29,000 or less than 1% and $928,000 or 5% over the same periods in the prior year. For the three and six months ended June 30, 2003 compared to the same periods in the prior year, average interest earning assets increased by $7,533,000, or 1% and $6,262,000, or 1%. For the three months ended June 30, 2003, the average yield on interest earning assets was 5.58%, down 72 basis points from 6.30% for the same period in 2002. Over the same period the rates paid on interest bearing liabilities declined 84 basis points to 1.71% from 2.55%. For the six months ended June 30, 2003, the average yield on interest earning assets was 5.77%, down 53 basis points from 6.30% for the same period in 2002. Over the same period the rates paid on interest bearing liabilities declined 89 basis points to 1.78% from 2.67%. As a result, the net interest margin decreased 3 basis points to 4.37% for the three months ended June 30, 2003 from 4.40% for the same period in the prior year but has increased 19 basis points to 4.50% for the six months ended June 30, 2003 from 4.31% for the same period in the prior year. The slight decrease in the second quarter and the increase for the six month period was primarily attributable to the increase in average earning assets and the change in mix as average loan and investment balances increased while average federal funds decreased, coupled with a decrease in average interest bearing liabilities, primarily in time and brokered deposits, resulting in a decrease in the cost of interest bearing liabilities. The continued low interest rate environment for the three and six months ended June 30, 2003 compared to the same period in 2002 resulted in a reduction in net interest income of $455,000 and $247,000. This was mitigated by the overall growth in the level of earning assets and a reduction in the level of interest bearing liabilities which added $484,000 and $1,175,000 to the net interest income for the three and six months ended June 30, 2003 compared to the same periods in 2002.

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
                                                                ----------------------------------
                                                               Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $       44  $     (945) $     (901)
    Investments securities....................................         42        (477)       (435)
    Interest bearing deposits in other financial institutions.          4          (7)         (3)
    Federal funds sold........................................         (8)        (70)        (78)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $       82  $   (1,499) $   (1,417)
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing..................................         21         (52)        (31)
    Savings and money market..................................        106        (463)       (357)
    Time deposits, under $100.................................        (70)       (186)       (256)
    Time deposits, $100 and over..............................       (141)       (316)       (457)
    Brokered Deposits.........................................       (434)         40        (394)
    Other borrowings..........................................        116         (67)         49
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $     (402) $   (1,044) $   (1,446)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $      484  $     (455) $       29
                                                                ==========  ==========  ==========

                                                                     Six Months Ended June 30,
                                                                          2003  vs.  2002
                                                                ----------------------------------
                                                               Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $      378  $   (1,704) $   (1,326)
    Investments securities....................................        173        (648)       (475)
    Interest bearing deposits in other financial institutions.          3         (16)        (13)
    Federal funds sold........................................        (94)       (132)       (226)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $      460  $   (2,500) $   (2,040)
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing.................................. $       39  $     (110) $      (71)
    Savings and money market..................................        302        (822)       (520)
    Time deposits, under $100.................................       (188)       (461)       (649)
    Time deposits, $100 and over..............................       (320)       (763)     (1,083)
    Brokered Deposits.........................................       (717)         25        (692)
    Other borrowings..........................................        169        (122)         47
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $     (715) $   (2,253) $   (2,968)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $    1,175  $     (247) $      928
                                                                ==========  ==========  ==========

Provision for Probable Loan Losses

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates. For the three and six months ended June 30, 2003, the provision for probable loan losses was $600,000 and $1,900,000, down $40,000 and up $585,000, respectively, from $640,00 and $1,315,000 for the same periods in the prior year. See additional discussion at Allowance for Probable Loan Losses.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                           June 30,             2003 versus 2002
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003       2002       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     587  $     557   $      30          5%
Servicing income....................................       451        310         141         45%
Service charges and other fees on deposits accounts.       441        371          70         19%
Other investment....................................       303        277          26          9%
Equipment leasing...................................       310         --         310         -- %
Gain on sale of securities available-for-sale.......        33        138        (105)       (76)%
Other...............................................       391        334          57         17%
                                                      ---------  ---------   ---------
Total............................................... $   2,516  $   1,987   $     529         27%
                                                      =========  =========   =========

                                                       Six Months Ended       Increase (decrease)
                                                           June 30,             2003 versus 2002
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003       2002       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $   1,144  $     978   $     166         17%
Servicing income....................................       876        578         298         52%
Service charges and other fees on deposits accounts.       852        687         165         24%
Other investment....................................       637        551          86         16%
Equipment leasing...................................       619         --         619         -- %
Gain on sale of securities available-for-sale.......       458        425          33          8%
Other...............................................       894        658         236         36%
                                                      ---------  ---------   ---------
Total............................................... $   5,480  $   3,877   $   1,603         41%
                                                      =========  =========   =========

Noninterest income for the three and six months ended June 30, 2003 was $2,516,000 and $5,480,000, up 27% and 41% from $1,987,000 and $3,877,000 for the same periods in the prior year. The increases were primarily due to the increases in service charges and fees of $70,000 and $165,000 attributable to an increase in demand deposits which resulted in customers paying additional fees for services for the three and six month periods ended June 30, 2003 compared to the same periods in the prior year, increases in servicing income of $141,00 and $298,000, and increases in gain on sale of loans of $30,000 and $166,000 for the three and six month periods ended June 30, 2003 compared to the same in the prior year. The increase in servicing income and in gains on sales of loans was primarily the result of expansion of the SBA lending operation into additional geographic areas of California and the overall increase in the level of loans serviced. The three and six month periods ended June 30, 2003 also includes $310,000 and $619,000 from the leasing of medical equipment which the Company purchased in the fourth quarter of 2002. The purchase price of the leased equipment was $5,000,000.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                           June 30,            2003 versus 2002
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003       2002       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,521  $   4,636   $    (115)        (2)%
Occupancy...........................................       835        790          45          6%
Furniture and equipment.............................       367        327          40         12%
Professional fees...................................       419        347          72         21%
Loan origination costs..............................       360        308          52         17%
Client services.....................................       225        282         (57)       (20)%
Advertising and promotion...........................       228        200          28         14%
Stationery & supplies...............................        57        110         (53)       (48)%
Telephone...........................................        67         83         (16)       (19)%
Other...............................................     1,399      1,222         177         14%
                                                      ---------  ---------   ---------
Total............................................... $   8,478  $   8,305   $     173          2%
                                                      =========  =========   =========

                                                       Six Months Ended       Increase (decrease)
                                                           June 30,            2003 versus 2002
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003       2002       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   9,224  $   9,158   $      66          1%
Occupancy...........................................     1,654      1,508         146         10%
Furniture and equipment.............................       758        683          75         11%
Professional fees...................................       690        572         118         21%
Loan origination costs..............................       677        598          79         13%
Client services.....................................       475        440          35          8%
Advertising and promotion...........................       399        330          69         21%
Stationery & supplies...............................       163        186         (23)       (12)%
Telephone...........................................       150        157          (7)        (4)%
Other...............................................     2,779      2,362         417         18%
                                                      ---------  ---------   ---------
Total............................................... $  16,969  $  15,994   $     975          6%
                                                      =========  =========   =========

The following table indicates the percentage of noninterest expense in each category:

                                                          For The Three Months Ended June 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2003     of Total      2002     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,521         53% $   4,636         56%
Occupancy...........................................       835         10%       790         10%
Furniture and equipment.............................       367          4%       327          4%
Professional fees...................................       419          5%       347          4%
Loan origination costs..............................       360          4%       308          4%
Client services.....................................       225          3%       282          3%
Advertising and promotion...........................       228          3%       200          2%
Stationery & supplies...............................        57          1%       110          1%
Telephone...........................................        67          1%        83          1%
Other...............................................     1,399         16%     1,222         15%
                                                      ---------  ---------   ---------  ---------
Total............................................... $   8,478        100% $   8,305        100%
                                                      =========  =========   =========  =========

                                                           For The Six Months Ended June 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2003     of Total      2002     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   9,224         54% $   9,158         57%
Occupancy...........................................     1,654         10%     1,508          9%
Furniture and equipment.............................       758          5%       683          4%
Professional fees...................................       690          4%       572          4%
Loan origination costs..............................       677          4%       598          4%
Client services.....................................       475          3%       440          3%
Advertising and promotion...........................       399          2%       330          2%
Stationery & supplies...............................       163          1%       186          1%
Telephone...........................................       150          1%       157          1%
Other...............................................     2,779         16%     2,362         15%
                                                      ---------  ---------   ---------  ---------
Total............................................... $  16,969        100% $  15,994        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three and six months ended June 30, 2003 were $8,478,000 and $16,969,000, up $173,000 and $975,000, or 2% and 6%, from $8,305,000 and $15,994,000 for the same period in the prior year.

For the three months ended June 30, 2003, salaries and benefits decreased $115,000, or 2%, to $4,521,000, as compared to the same period in the prior year. The decreases were primarily due to the decreased number of employees to 212 as of June 30, 2003 compared to 234 as of June 30, 2002 attributable to the consolidation of the Company's subsidiaries in 2003. The impact of the merit raises and activity based commissions resulted in a slight increase in salaries and benefits of $66,000, or 1%, to $9,224,000 for the six months of 2003, as compared to the same period in the prior year.

For the comparative three month periods, occupancy increased by $45,000, or 6%, to $835,000, and for the six month periods the increase was $146,000, or 10%, to $1,654,000 primarily as a result of increased rental costs. Occupancy costs, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month periods, professional fees increased $72,000, or 21%, to $419,000, and for the six month periods the increase was $118,000, or 21%, to $690,000 primarily due to increased costs from professional service providers. Professional fees, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month periods, furniture and equipment increased by $40,000, or 12%, to $367,000, and for the six month periods the increase was $75,000, or 11%, to $758,000 primarily due to costs for the addition of new facilities. Furniture and equipment, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month periods, loan origination costs increased by $52,000, or 17%, to $360,000, and for the six month periods the increase was $79,000, or 13%, to $677,000 primarily due to continued growth in the loan portfolio. Loan origination costs, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month periods, client services decreased $57,000, or 20%, to $225,000, primarily due to a reduction in the level and pricing for certain of these services in 2003 compared to the same period in 2002, but for the six month periods increased $35,000, or 8%, to $475,000 primarily due to the increase in services fees charged to the Company from third party vendors in 2003 compared to the same period in 2002. Client services, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month periods, advertising and promotion increased $28,000, or 14%, to $228,000, and for the six month periods the increase was $69,000, or 21%, to $399,000 primarily due to several new sponsorships in 2003. Advertising and promotion, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month periods, stationery and supplies decreased by $53,000, or 48%, to $57,000, and for the six month periods the decrease was $23,000, or 12%, to $163,000, primarily due to the decrease in the number of employees in 2003. Stationery and supplies, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month periods, telephone expense decreased by $16,000, or 19%, to $67,000, and for the six month periods the decrease was $7,000, or 4%, to $150,000, primarily due to the decrease in the number of employees in 2003. Telephone, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month period, other noninterest expenses increased $177,000, or 14%, to $1,399,000, and for the six month periods in the increase was $417,000, or 18%, to $2,779,000, primarily in support of the overall growth of the Company and expenses related to the Company's investment in a low income housing project and leasing equipment.

Income Taxes

The provision for income taxes for the three and six months ended June 30, 2003 was $880,000 and $1,790,000, as compared to $765,000 and $1,545,000 for the same periods in the prior year. The following table shows the income tax rate for each period indicated.

                                                       Three Months Ended     Six Months Ended
                                                             June 30,               June 30,
                                                      --------------------   --------------------
                                                        2003       2002        2003       2002
----------------------------------------------------  ---------  ---------   ---------  ---------
Income tax rate.....................................     31.99%    32.89%     32.02%    33.45%

The difference in the effective tax rate compared to the statutory tax rate of 42% is primarily the result of the Company's receipt of tax free distributions from certain life insurance contracts, low income housing tax credits, and the level of the Company's investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $37,699,000, or 4%, to $996,451,000 at June 30, 2003 from $958,752,000 at December 31, 2002, and increased $71,350,000, or 8%, from $925,101,000 at June 30, 2002. Total loan portfolio decreased $36,344,000, or 5%, to $637,563,000 at June 30, 2003 from $673,907,000 at December 31, 2002, but increased $8,140,000, or 1%, from $629,423,000 at June 30, 2002. Total deposits increased $5,969,000 or 1% to $847,905,000 at June 30, 2003 from $841,936,000 at December 31, 2002, and increased $29,441,000, or 4%, from $818,464,000 at June 30, 2002. The growth of deposits was primarily in noninterest bearing demand deposits and savings and money market accounts coupled with a decline time and brokered deposits.

The Company had $28,600,000 in other borrowings at June 30, 2003, which was primarily used to fund the increases in the investment portfolio. The Company did not have any other borrowings at December 31, 2002 or June 30, 2002.

Securities Portfolio

The following table sets forth the carrying value of investment securities at the dates indicated:

                                                         June 30,
                                                 ----------------------  December 31
(Dollars in thousands)                              2003        2002        2002
-----------------------------------------------  ----------  ----------  ----------
Securities available-for-sale (at fair value)
U.S. Treasury.................................. $    4,617  $    3,126  $    4,740
U.S. Government Agencies.......................     38,265      63,007      48,029
Mortgage-backed securities.....................     81,628      17,120      44,774
Municipals.....................................     11,350       3,648      12,134
Corporate bonds................................         --       2,617       2,632
CMOs...........................................     20,500      14,799      14,134
                                                 ----------  ----------  ----------
Total securities available-for-sale............ $  156,360  $  104,317  $  126,443
                                                 ==========  ==========  ==========

Securities held-to-maturity (at amortized cost)
Mortgage-backed securities..................... $       --  $    3,588  $       --
CMOs...........................................         --          85          --
Municipals.....................................         --       9,491          --
                                                 ----------  ----------  ----------
     Total securities held-to-maturity......... $       --  $   13,164  $       --
                                                 ==========  ==========  ==========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at June 30, 2003:

                                                                     June 30, 2003
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year   Within Five Years Within Ten Years  After Ten Years     Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
                                  Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
(Dollars in thousands)           -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
U.S. Treasury.................. $  1,308   1.54% $  3,309   2.09% $     --     -- % $     --     -- % $   4,617   1.94%
U.S. Government Agencies.......   10,371   3.82%   27,894   2.78%       --     -- %       --     -- %    38,265   3.06%
Mortgage-backed securities.....       --     -- %       --        %    5,390   3.96%   76,238   3.55%    81,628   3.58%
Municipals -  taxable............     --     -- %      556   6.45%       --     -- %       --     -- %       556   6.45%
Municipals -  nontaxable.......      476   4.88%    6,351   3.82%    3,967   3.31%       --     -- %    10,794   3.68%
CMOs...........................       --     -- %       --     -- %    1,616   2.98%   18,884   2.27%    20,500   2.33%
                                 --------          --------          --------          --------          ---------
Total available-for-sale....... $ 12,155   3.62% $ 38,110   2.95% $ 10,973   3.58% $ 95,122   3.30% $ 156,360   3.26%
                                 ========          ========          ========          ========          =========
Note:	Yield on non-taxable municipal securities are not presented on a fully tax equivalent basis.

Loans

Total loans (exclusive of loans held for sale) decreased $36,344,000, or 5%, to $637,563,000 as of June 30, 2003 from $673,907,000 as of December 31, 2002, but increased $8,140,000, or 1%, from $629,423,000 as of June 30, 2002.

For the three and six months ended June 30, 2003, $18,380,000 and $36,721,000 in loans guaranteed by the U.S. Small Business Administration (SBA) were generated and held for sale, and $12,309,000 and $22,607,000 of SBA loans held for sale was sold into the secondary market.

At June 30, 2003 and December 31, 2002, the Company serviced SBA loans, which it had sold into the secondary market of approximately $100,967,000 and $83,008,000. At June 30, 2003 and December 31, 2002, the carrying amount of the servicing assets was $1,682,000 and $1,538,000, respectively. There was no valuation allowance as of June 30, 2003 or December 31, 2002. The carrying amount of Interest-Only (I/O) strip receivable at June 30, 2003 and December 31, 2002 was $2,529,000 and $2,839,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans was $451,000 and $876,000 for the quarter and six months ended June 30, 2003, compared to $310,000 and $573,000 for the same periods in 2002. Amortization of the related assets was $349,000 and $646,000 for the quarter and six months ended June 30, 2003, compared to $322,000 and $565,000 for the same periods in 2002. HBC is a preferred lender with the SBA, which allows the Company to grant certain SBA loans without the prior approval of the SBA.

The following table summarizes the composition of the Company's loan portfolio at the dates indicated:

                                       June 30,       % of       December 31,    % of
(Dollars in thousands)                   2003         Total         2002         Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    262,196           41% $   263,144           39%
Real estate - mortgage.............      253,125           40%     259,974           38%
Real estate - land and construction      118,887           18%     147,822           22%
Consumer...........................        2,564            1%       2,850            1%
                                     ------------  -----------   -----------  -----------
     Total loans...................      636,772          100%     673,790          100%
                                                   ===========                ===========
Deferred loan costs................          791                        117
Allowance for loan losses..........      (14,692)                   (13,227)
                                     ------------                -----------
Loans, net......................... $    622,871                $   660,680
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

The following table sets forth the maturity distribution of the Company's loans at June 30, 2003:

                                                    Over One
                                        Due in      Year But
                                       One Year     Less Than       Over
(Dollars in thousands)                 or Less     Five Years    Five Years      Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    248,163  $    11,308   $     2,725  $   262,196
Real estate - mortgage.............      195,396       48,160         9,569      253,125
Real estate - land and construction      118,887           --            --      118,887
Consumer...........................        2,323          241            --        2,564
                                     ------------  -----------   -----------  -----------
     Total loans................... $    564,769  $    59,709   $    12,294  $   636,772
                                     ============  ===========   ===========  ===========

Loans with variable interest rates. $    546,784  $    32,452   $     2,073  $   581,309
Loans with fixed interest rates....       17,985       27,257        10,221       55,463
                                     ------------  -----------   -----------  -----------
     Total loans................... $    564,769  $    59,709   $    12,294  $   636,772
                                     ============  ===========   ===========  ===========

The table above also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At June 30, 2003, approximately 91% of the Company's loan portfolio consisted of floating interest rate loans.

Nonperforming assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings and other real estate owned. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where HBC has granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related underlying defaulted loans. The following table shows nonperforming assets at the dates indicated:

                                                         June, 30
                                                  ----------------------  December 31,
(Dollars in thousands)                               2003        2002        2002
------------------------------------------------  ----------  ----------  -----------
Nonaccrual loans................................ $      767  $    1,951  $     4,571
Loans 90 days past due and still accruing             1,032         415           --
Restructured loans..............................         --          --           --
                                                  ----------  ----------  -----------
    Total nonperforming loans...................      1,799       2,366        4,571
Other real estate owned.........................        832          --           --
                                                  ----------  ----------  -----------
    Total nonperforming assets.................. $    2,631  $    2,366  $     4,571
                                                  ==========  ==========  ===========
Nonperforming assets as a percentage of
  period end loans plus other real estate owned.       0.41%      0.38%       0.68%

As of June 30, 2003, the Company had $767,000 loans on nonaccrual status, compared to $1,951,000 in the same period of the prior year, which were considered impaired loans. The impaired loans had a related valuation allowance of $289,000 at June 30, 2003 and $190,000 at June 30, 2002. The Company had $1,032,000 loans past due 90 days or more and still accruing interest, no restructured loans and $832,000 other real estate owned assets as of June 30, 2003, compared to $415,000 loans past due 90 days or more and still accruing interest, no restructured loans and no other real estate owned assets as of June 30, 2002. The Company had $4,571,000 loans on nonaccrual status as of December 31, 2002, which were considered impaired loans. The impaired loans had a related valuation allowance of $356,000 at December 31, 2002. The Company had no loans past due 90 days or more and still accruing interest, no restructured loans and no other real estate owned assets as of December 31, 2002. For the three and six months ended June 30, 2003, the Company had $102,000 and $208,000 foregone interest income on nonaccrual loans. The Company had no foregone interest income on nonaccrual loans as of December 31, 2002. For the three and six months ended June 30, 2003, the Company recognized zero and $41,000 in interest income for cash payments received on nonaccrual loans. The Company did not recognize any interest income for cash payments received on nonaccrual loans for the three and six months ended June 30, 2002.

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

The following table summarizes the Company's loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                         Six Months Ended
                                            June 30,          For the Year Ended
                                        --------------------   December 31,
(Dollars in thousands)                    2003       2002         2002
--------------------------------------  ---------  ---------   -----------
Balance, beginning of period / year... $  13,227  $  11,154   $    11,154
Net charge-offs.......................      (435)      (613)         (590)
Provision for probable loan losses....     1,900      1,315         2,663
                                        ---------  ---------   -----------
Balance, end of period / year......... $  14,692  $  11,856   $    13,227
                                        =========  =========   ===========

Ratios:
Net charge-offs to
   average loans outstanding..........      0.13%     0.19%        0.09%
Allowance for loan losses to average
   loans..............................      2.25%     1.86%        2.07%
Allowance for loan losses to total
   loans..............................      2.30%     1.88%        1.96%
Allowance for loan losses to
   non-performing assets..............       558%      501%         289%

Charge-offs reflects the realization of losses in the portfolio that were recognized previously though provisions for probable loan losses. The net charge-offs for the six months ended June 30, 2003 were $435,000, compared to $613,000 for the six months ended June 30, 2002. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                         June 30, 2003          June 30, 2002            December 31, 2002
                                        --------------------   ----------------------   --------------------
                                                    Percent                  Percent                Percent
                                                   of ALL by                of ALL by              of ALL by
                                                   category                 category               category
                                                   to total                 to total               to total
                                                   loans by                 loans by               loans by
(Dollars in thousands)                   Amount    category      Amount     category     Amount    category
--------------------------------------  ---------  ---------   -----------  ---------   ---------  ---------
Commercial............................ $   8,551       3.25% $     5,834       2.72% $   6,349       2.41%
Real estate - mortgage................     2,522       1.00%       2,254       0.90%     2,411       0.93%
Real estate - land and construction...     1,722       1.45%       2,997       1.87%     3,574       2.42%
Consumer..............................        60       2.36%         101       2.39%        47       1.63%
Unallocated...........................     1,837         -- %         670         -- %       846         -- %
                                        ---------              -----------              ---------
     Total ........................... $  14,692       2.30% $    11,856       1.88% $  13,227       1.96%
                                        =========              ===========              =========

The increase in the allowance for probable loan losses was primarily due the current mix in loans as commercial loans have increased as a percentage of total loans while land and construction loans have decreased and the Company's concern for the continued weaknesses in the economy, particularly in the Company's primary market area. Other than the loans already classified at June 30, 2003, the Company has not identified any potential problem loans.

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. As of June 30, 2003, nonperforming loans had a related specific valuation allowance of $289,000.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan. The formula allowance on June 30, 2003 was $12,566,000, compared to $12,381,000 on December 31, 2002. The increase was attributable to several factors, most notably the change in the mix of loans and an increase in certain factors used to estimate the reserve allocations.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of June 30, 2003, the Company's unallocated allowance was $1,837,000, compared to $846,000 on December 31, 2002. In evaluating the appropriateness of the unallocated allowance, management considered the changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications, changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments, changes in underwriting standards and collection, charge-off, and recovery practices, and changes in the volume and mix of the loan portfolio and in credit concentrations particularly in commercial and real estate land and construction lending. There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the range set forth above.

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

Deposits

Deposits totaled $847,905,000 at June 30, 2003, up 1%, compared to deposits of $841,936,000 at December 31, 2002, and up 4%, compared to deposits of $818,464,000 at June 30, 2002. Compared to December 31, 2002, noninterest bearing demand deposits increased $27,334,000 or 11%, interest bearing demand deposits increased $3,716,000, or 4%, savings and money market deposits increased $17,298,000, or 6%, time deposits decreased $16,772,000, or 10%, and brokered deposits decreased $25,607,000, or 54%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                           Six Months Ended      Year Ended
                                          June 30, 2003        December 31, 2002
                                       --------------------   --------------------
                                                   Average                Average
                                        Average      Rate      Average      Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid
-------------------------------------  ----------  --------   ----------  --------
Demand, noninterest bearing.......... $  226,595        -- % $  211,195        -- %
Demand, interest bearing.............     94,610      0.60%     81,011      0.89%
Saving and money market..............    302,988      1.27%    275,217      1.74%
Time deposits, under $100............     44,847      2.08%     56,097      3.14%
Time deposits, $100 and over.........    105,698      1.98%    129,702      2.75%
Brokered deposits....................     32,269      3.99%     65,183      3.87%
                                       ----------             ----------
     Total average deposits.......... $  807,007      1.08% $  818,405      1.63%
                                       ==========             ==========

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of June 30, 2003.

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................  $   57,441        47%
Over three months through twelve months....................      46,320        37%
Over twelve months.........................................      19,397        16%
                                                              ----------  --------
       Total...............................................  $  123,158       100%
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

                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                       -------------------- -------------------
                                         2003      2002       2003       2002
                                       --------  --------   --------   --------
Return on average assets...............   0.81%    0.68%     0.83%     0.68%
Return on average equity...............   8.75%    8.15%     9.03%     8.13%
Average equity to average assets ratio.   9.21%    8.36%     9.16%     8.34%

Annualized return on average assets and return on average equity for the quarter ended June 30, 2003 were 0.81% and 8.75%, respectively, compared with returns of 0.68% and 8.15%, respectively, for the same period in 2002. The equity to asset ratio for the quarter ended June 30, 2003 was 9.21%, compared to 8.36% for the same period in 2002.

Annualized return on average assets and return on average equity for the six months ended June 30, 2003 were 0.83% and 9.03%, respectively, compared with returns of 0.68% and 8.13%, respectively, for the same period in 2002. The equity to asset ratio for the six months ended June 30, 2003 was 9.16%, compared to 8.34% for the same period in 2002.

Interest Rate Risk

The planning of asset and liability maturities is an integral part of the management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2003, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                                   Due in    Due After
                                                        Within    Three to    One to    Due After     Not
                                                         Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                                  Months     Months      Years      Years    Sensitive    Total
-----------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Interest earning assets:
  Federal funds sold................................. $  75,500  $      --  $      --  $      --  $      --  $  75,500
  Interest bearing deposits in other financial Instit     8,459         --         --         --         --      8,459
  Securities.........................................        --     12,155     38,110    106,095         --    156,360
  Total loans........................................   514,176     79,255     59,709     12,294         --    665,434
                                                       ---------  ---------  ---------  ---------  ---------  ---------
    Total interest earning assets....................   598,135     91,410     97,819    118,389         --    905,753
                                                       ---------  ---------  ---------  ---------  ---------  ---------
Cash and due from banks..............................        --         --         --         --     49,506     49,506
Other assets.........................................        --         --         --         --     41,192     41,192
                                                       ---------  ---------  ---------  ---------  ---------  ---------
    Total assets..................................... $ 598,135  $  91,410  $  97,819  $ 118,389  $  90,698  $ 996,451
                                                       =========  =========  =========  =========  =========  =========

Interest bearing liabilities:
  Demand, interest bearing........................... $  98,025  $      --  $      --  $      --  $      --  $  98,025
  Savings and money market...........................   307,715         --         --         --         --    307,715
  Time deposits......................................    74,454     66,484     25,277         --         --    166,215
  Mandatorily Redeemable Cumulative
    Trust Preferred Securities.......................        --         --         --     23,000         --     23,000
                                                       ---------  ---------  ---------  ---------  ---------  ---------
    Total interest bearing liabilities...............   480,194     66,484     25,277     23,000         --    594,955
                                                       ---------  ---------  ---------  ---------  ---------  ---------
Noninterest demand deposits..........................   110,757         --         --         --    165,193    275,950
Other liabilities....................................        --         --     29,080         --      9,737     38,817
Shareholders' equity.................................        --         --         --         --     86,729     86,729
                                                       ---------  ---------  ---------  ---------  ---------  ---------
    Total liabilities and shareholders' equity....... $ 590,951  $  66,484  $  54,357  $  23,000  $ 261,659  $ 996,451
                                                       =========  =========  =========  =========  =========  =========

Interest rate sensitivity GAP........................ $   7,184  $  24,926  $  43,462  $  95,389  $(170,961) $      --
                                                       =========  =========  =========  =========  =========  =========

Cumulative interest rate sensitivity GAP............. $   7,184  $  32,110  $  75,572  $ 170,961  $      --  $      --
Cumulative interest rate sensitivity GAP ratio.......      0.72%     3.22%     6.61%    17.21%       -- %       -- %

The foregoing table demonstrates that the Company had a positive cumulative one year gap of $32,110,000, or 3.22% of total assets, at June 30, 2003. In theory, this would indicate that $32,110,000 more in assets than liabilities would reprice if there were a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin, conversely if interest rates were to decline, the positive gap would tend to result in a lower interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of certain short-term funding sources.

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

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At June 30, 2003, the Company's primary liquidity ratio was 20.65% as a percentage of total unsecured deposits of $834,413,000, comprised of $52,303,000 in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $13,492,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $75,500,000, and $57,965,000 in cash and due from banks.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                           June 30,
                                   ----------------------  December 31,
(Dollars in thousands)                2003        2002         2002
---------------------------------  ----------  ----------  ------------
Capital components:
   Tier 1 Capital................ $  106,542  $   94,159  $    101,966
   Tier 2 Capital................     10,106       9,921        10,563
                                   ----------  ----------  ------------
     Total risk-based capital.... $  116,648  $  104,080  $    112,529
                                   ==========  ==========  ============

Risk-weighted assets............. $  803,900  $  793,424  $    842,399
Average assets................... $  929,905  $  918,355  $    950,091
                                                                           Minimum
                                                                         Regulatory
                                                                         Requirements
                                                                         -----------
Capital ratios:
  Total risk-based capital.......       14.5%      13.1%        13.4%        8.0%
  Tier 1 risk-based capital......       13.3%      11.9%        12.1%        4.0%
  Leverage ratio (1).............       11.5%      10.3%        10.7%        4.0%
(1)	Tier 1 capital divided by average assets (excluding goodwill).

At June 30, 2003 and 2002, and December 31, 2002, the Company's capital met all minimum regulatory requirements. As of June 30, 2003, management believes that HBC was considered "Well Capitalized" under the Prompt Corrective Action Provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred during the quarter to the Company's market risk profile or information. For further information refer to the Company's Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

(a) We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of the end of the period covered by this report, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

(b) There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, such controls.

Part II - OTHER INFORMATION

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2003 Annual Meeting of Shareholders on May 22, 2003. There were 11,222,564 issued and outstanding shares of Company Common Stock on April 2, 2002, the Record Date for the 2003 Annual Meeting. Each of the shares voting at the meeting was entitled to one vote.

At the 2003 Annual Meeting, the following actions were taken:

Election of Directors

The Company's board is divided into three classes. At the 2003 Annual Meeting, four directors of the Company were elected. The following chart indicates the number of shares cast for each elected director:

Name of Director	Votes For	Votes Withheld
James R. Blair	9,034,951	147,562
Roy E. Lave	9,035,051	147,462
William J. Del Biaggio, Jr.	8,929,554	252,959
Jack L. Peckham	9,034,941	147,572

In addition to the above four individuals, the following previously elected directors' terms continued after the meeting:

Name of Director	Title
Frank G. Bisceglia	Director
Phillip R. Boyce	Director/Chairman of the Board
Richard L. Conniff	Director/Chief Operating Officer
Anneke Dury	Director
Louis ["Lon"] O. Normandin	Director
Humphrey P. Polanen	Director
Kirk M. Rossmann	Director
Brad L. Smith	Director/Chief Executive Officer
Charles J. Toeniskoetter	Director

Ratification of Deloitte & Touche, LLP as the Company's auditors

The number of shares cast for and against the ratification of the Board of Directors' selection of Deloitte & Touche, LLP to serve as the Company's auditors for the fiscal year ending December 31, 2003 was as follows:

FOR	9,118,003
AGAINST	6,306
ABSTENTIONS	58,204

ITEM 6. - Exhibits and Reports on Form 8-K

(a) Exhibits included with this filing:

The exhibit list required by this item is incorporated by reference to the Exhibit Index filed as part of this report.

(b) Reports on Form 8-K

The Registrant furnished a Current Report on Form 8-K dated July 23, 2003 under item 9 and item 12 to report its second quarter ended June 30, 2003 financial results, and condensed consolidated financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

August 14, 2003 Date	/s/ Brad L. Smith Brad L. Smith, Chief Executive Officer

August 14, 2003 Date	/s/ Lawrence D. McGovern Lawrence D. McGovern, Chief Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350