Form 10-Q
period 2003-09-30
HERITAGE COMMERCE CORP
filed 2003-11-14
CIK 1053352

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 11,329,358 shares of Common Stock outstanding on November 5, 2003.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  September 30,  December 31,
(Dollars in thousands)                                                2003          2002
--------------------------------------------------------------   ------------  ------------
                           ASSETS
Cash and due from banks......................................... $     42,442  $     35,610
Interest bearing deposits in other financial institutions.......        2,464         7,022
Federal funds sold..............................................       51,300        44,000
                                                                  ------------  ------------
               Total cash and cash equivalents..................       96,206        86,632
Securities available-for-sale, at fair value....................      172,010       126,443
Loans held for sale, at lower of cost or market.................       30,675        28,084
Loans, net of deferred costs....................................      642,180       673,907
Allowance for probable loan losses..............................      (13,039)      (13,227)
                                                                  ------------  ------------
               Loans, net.......................................      629,141       660,680
Premises and equipment, net.....................................        4,532         5,194
Accrued interest receivable and other assets....................       25,083        24,549
Corporate owned life insurance..................................       25,014        23,898
Other investments...............................................        2,059         3,272
                                                                  ------------  ------------
               TOTAL............................................ $    984,720  $    958,752
                                                                  ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing............................... $    252,133  $    248,616
      Demand, interest bearing..................................       94,092        94,309
      Savings and money market..................................      334,613       290,417
      Time deposits, under $100.................................       41,020        46,341
      Time deposits, $100 and over..............................       99,137       114,613
      Brokered deposits.........................................       14,952        47,640
                                                                  ------------  ------------
   Total deposits...............................................      835,947       841,936
   Accrued interest payable and other liabilities...............       38,289        11,599
   Mandatorily redeemable cumulative trust preferred
      securities of subsidiary grantor trust....................       23,000        23,000
                                                                  ------------  ------------
               Total liabilities................................      897,236       876,535
                                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized;
      none outstanding..........................................           --            --
   Common stock, no par value;  30,000,000 shares authorized;
      shares issued and outstanding: 11,326,163 at
      September 30, 2003 and 11,214,414 at December 31, 2002....       65,004        64,002
   Unallocated ESOP shares......................................         (443)         (693)
   Accumulated other comprehensive income (loss), net of taxes..          (11)        1,714
   Retained earnings............................................       22,934        17,194
                                                                  ------------  ------------
               Total shareholders' equity.......................       87,484        82,217
                                                                  ------------  ------------
               TOTAL............................................ $    984,720  $    958,752
                                                                  ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                               ------------------------  ------------------------
(Dollars in thousands, except per share data)                     2003         2002         2003         2002
------------------------------------------------------------   -----------  -----------  -----------  -----------
Interest income:
   Loans, including fees..................................... $    10,138  $    11,493  $    32,121  $    34,802
   Securities,  taxable......................................       1,154        1,142        3,036        3,415
   Securities,  non-taxable..................................         112          121          292          385
   Interest bearing deposits in other financial institutions.           5           22           40           70
   Federal funds sold........................................         147          273          388          740
                                                               -----------  -----------  -----------  -----------
Total interest income                                              11,556       13,051       35,877       39,412
                                                               -----------  -----------  -----------  -----------
Interest expense:
   Deposits..................................................       1,775        3,210        6,106       10,557
   Mandatorily redeemable trust preferred securities.........         470          444        1,450        1,371
   Other.....................................................         124            1          138           13
                                                               -----------  -----------  -----------  -----------
Total interest expense.......................................       2,369        3,655        7,694       11,941
                                                               -----------  -----------  -----------  -----------
Net interest income before provision for probable
  loan losses................................................       9,187        9,396       28,183       27,471
Provision for probable loan losses...........................         600          750        2,500        2,066
                                                               -----------  -----------  -----------  -----------
Net interest income after provision for probable
  loan losses................................................       8,587        8,646       25,683       25,405
                                                               -----------  -----------  -----------  -----------
Noninterest income:
   Gain on sale of loans.....................................         561          596        1,705        1,574
   Servicing income..........................................         463          362        1,339          940
   Service charges and other fees on deposit accounts........         480          360        1,332        1,047
   Equipment leasing ........................................         310           --          929           --
   Appreciation of corporate owned life insurance ...........         254          279          891          830
   Gain on sale of securities available-for-sale.............          74          361          532          786
   Other.....................................................         321          402        1,215        1,060
                                                               -----------  -----------  -----------  -----------
Total noninterest income.....................................       2,463        2,360        7,943        6,237
                                                               -----------  -----------  -----------  -----------
Noninterest expenses:
   Salaries and employee benefits............................       4,423        4,568       13,664       13,725
   Occupancy.................................................         857          814        2,511        2,322
   Furniture and equipment...................................         385          379        1,143        1,062
   Loan origination costs....................................         369          343        1,046          941
   Professional fees.........................................         338          347        1,028          919
   Client services...........................................         239          238          714          678
   Advertising and promotion.................................         209          185          608          515
   Stationery & supplies.....................................          83           82          246          268
   Telephone.................................................          85           83          235          241
   Other.....................................................       1,322        1,307        4,101        3,693
                                                               -----------  -----------  -----------  -----------
Total noninterest expenses...................................       8,310        8,346       25,296       24,364
                                                               -----------  -----------  -----------  -----------
Income before provision for income taxes.....................       2,740        2,660        8,330        7,278
Provision for income taxes...................................         800          848        2,590        2,393
                                                               -----------  -----------  -----------  -----------
Net income................................................... $     1,940  $     1,812  $     5,740  $     4,885
                                                               ===========  ===========  ===========  ===========
Earnings per share:
     Basic................................................... $      0.17  $      0.16  $      0.51  $      0.44
                                                               ===========  ===========  ===========  ===========

     Diluted................................................. $      0.17  $      0.16  $      0.50  $      0.43
                                                               ===========  ===========  ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    --------------------------
(Dollars in thousands)                                                  2003         2002
---------------------------------------------------------------     ------------  ------------
Cash flows from operating activities:
Net income........................................................ $      5,740  $      4,885
Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
Depreciation and amortization.....................................        1,277         1,151
Provision for probable loan losses................................        2,500         2,066
Loss on disposals of property and equipment.......................           10            --
Gain on sale of securities available-for-sale.....................         (532)         (786)
Net amortization of premiums / accretion of discounts.............        1,034           409
Gains on sales of loans held for sale.............................       (1,705)       (1,574)
Proceeds from  sales of loans held for sale.......................       35,069        37,094
Originations of loans held for sale...............................      (60,895)      (55,817)
Maturities of loans held for sale.................................       24,940        13,287
Appreciation of corporate owned life insurance....................         (891)         (830)
Effect of changes in:
    Accrued interest receivable and other assets..................         (383)       (8,568)
    Accrued interest payable and other liabilities................         (757)        2,059
                                                                    ------------  ------------
Net cash provided by (used in) operating activities...............        5,407        (6,624)
                                                                    ------------  ------------
Cash flows from investing activities:
Net decrease in loans.............................................       29,040         1,429
Purchases of securities available-for-sale........................     (120,478)      (33,194)
Maturities/paydowns/calls of securities available-for-sale........       43,715        17,196
Proceeds from  sales of securities available-for-sale.............       27,664        27,879
Maturities/paydowns/calls of securities held-to-maturity..........           --         1,776
Purchases of corporate owned life insurance.......................         (225)         (750)
Redemption (Purchases) of other investments.......................        1,213          (182)
Purchases of premises and equipment...............................         (625)       (1,255)
                                                                    ------------  ------------
Net cash provided by (used in) investing activities...............      (19,696)       12,899
                                                                    ------------  ------------

Cash flows from financing activities:
Net (decrease) increase in deposits...............................       (5,989)       34,029
Proceeds from issuance of mandatorily redeemable cumulative
  trust preferred securities of subsidiary grantor trust..........           --         4,000
Net proceeds from issuance of common stock........................        1,252           339
Net change in other borrowings....................................       28,600            --
                                                                    ------------  ------------
Net cash provided by financing activities.........................       23,863        38,368
                                                                    ------------  ------------
Net increase in cash and cash equivalents.........................        9,574        44,643
Cash and cash equivalents, beginning of period....................       86,632       106,319
                                                                    ------------  ------------
Cash and cash equivalents, end of period.......................... $     96,206  $    150,962
                                                                    ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest....................................................... $      8,726  $     13,988
   Income taxes................................................... $      2,735  $      4,070
Supplemental schedule on non-cash investing and financing activity
   Transfer loans to other real estate owned...................... $        652  $         --
   Transfer of investment securities from HTM to AFS.............. $         --  $     13,619

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2003
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

The results for the three months and nine months ended September 30, 2003 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2003.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 0.94% and 1.61% for the quarter and nine month periods ended September 30, 2003 and 2002; stock volatility of 11% and 30% for the quarter and nine month periods ended September 30, 2003 and 2002; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                                          Three Months Ended      Nine Months Ended
                                                                            September 30,           September 30,
                                                                       ---------------------   -----------------------
(Amounts in thousands, except per share data)                            2003        2002         2003         2002
-------------------------------------------------------------------    ---------   ---------   ----------   ----------
Net income
    As reported...................................................... $   1,940   $   1,812   $    5,740   $    4,885
    Less: Compensation expense for amortization of fair value of
          stock awards, net of taxes.................................      (203)       (190)        (582)        (544)
                                                                       ---------   ---------   ----------   ----------
    Pro forma........................................................ $   1,737   $   1,622   $    5,158   $    4,341
                                                                       =========   =========   ==========   ==========
Net income per common share - basic
    As reported...................................................... $    0.17   $    0.16   $     0.51   $     0.44
    Pro forma........................................................ $    0.15   $    0.15   $     0.46   $     0.39

Net income per common share - diluted
    As reported...................................................... $    0.17   $    0.16   $     0.50   $     0.43
    Pro forma........................................................ $    0.15   $    0.14   $     0.45   $     0.38

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

                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                               ------------------------  ------------------------
                                                                  2003         2002         2003         2002
                                                               -----------  -----------  -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share....................  11,254,328   11,076,443   11,201,345   11,050,399
Dilutive effect of stock options outstanding,
    using the treasury stock method..........................     441,879      278,494      367,595      280,195
                                                               -----------  -----------  -----------  -----------
Shares used in computing diluted earnings per share..........  11,696,207   11,354,937   11,568,940   11,330,594
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

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                               ------------------------  ------------------------
(Dollars in thousands)                                             2003         2002         2003         2002
-----------------------------------------------------------    -----------  -----------  -----------  -----------
Net income................................................... $     1,940        1,812        5,740        4,885
                                                               -----------  -----------  -----------  -----------
Other comprehensive income, net of tax:
    Net unrealized holding gains (losses) on available-for-sale
     securities and Interest-Only strips during the period...      (1,464)         996       (1,358)       1,522
Less: reclassification adjustment for realized
    gains (losses) on available-for-sale securities
    included in net income during the period.................         (52)        (246)        (367)        (528)
                                                               -----------  -----------  -----------  -----------
Other comprehensive income (loss)............................      (1,516)         750       (1,725)         994
                                                               -----------  -----------  -----------  -----------
Comprehensive income......................................... $       424  $     2,562  $     4,015  $     5,879
                                                               ===========  ===========  ===========  ===========

5) Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

HBC is a party to financial instruments with off- balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk, in excess of the amounts recognized in the balance sheets.

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

Commitments to extend credit as of September 30, were as follows:

(Dollars in thousands)              2003          2002
------------------------------  ------------  ------------
Commitments to extend credit.. $    270,347  $    306,704
Standby letters of credit.....        2,290         4,486
                                ------------  ------------
                               $    272,637  $    311,190
                                ============  ============

Commitments to extend credit are agreements to lend to a client as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. HBC evaluates each client's creditworthiness on a case-by- case basis. The amount of collateral obtained, if deemed necessary by HBC upon the extension of credit, is based on management's credit evaluation of the borrower. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and/or residential properties. Fair value of these instruments is not considered significant.

Standby letters of credit are written with conditional commitments issued by HBC to guaranty the performance of a client to a third party. The premiums of $19,000 on the outstanding standby letters of credit are deferred until the guarantee expires. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

6) Recent Accounting Pronouncements

Consolidation of Variable Interest Entities - In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE's expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. FIN 46 is effective for all VIE's created after January 31, 2003 and becomes effective for VIE's that existed before February 1, 2003 for the first period ending after December 15, 2003. As of September 30, 2003, the Company does not believe it has any VIE's for which this interpretation would require consolidation. However, under FIN 46, the Company's subsidiaries, which issued mandatorily redeemable trust preferred securities, will be deconsolidated. Deconsolidation of these entities in the fourth quarter of 2003 is expected to cause total assets and total liabilities to increase slightly but is not expected to have any impact on the Company's results of operations.

7) Reclassifications

Certain amounts in the December 31, 2002 and September 30, 2002 financial statements have been reclassified to conform to the September 30, 2003 financial statement presentation.

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

Heritage operates as the bank holding company for its subsidiary bank Heritage Bank of Commerce ("HBC"). HBC is California state chartered bank, which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Contra Costa and Alameda Counties, California.

CRITICAL ACCOUNTING POLICIES

General

The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, the Company uses the discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment spreads could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to the Company's financial results. The Company used historical loss experience as one factor in determining the inherent loss that may be present in the Company's loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that the Company used are related to the expected useful lives of the Company's depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact the Company's transactions could change.

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

The Company's allowance for probable loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 22.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (I/O) strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the quarter ended September 30, 2003, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. Variations in prevailing interest rates on borrowed funds, changes in general economic conditions, among other factors, could cause changes in the prepayment experience. A corresponding decrease in the value of the I/O strip receivable would also be expected.

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

RESULTS OF OPERATIONS

Overview

Net income for the three and nine months ended September 30, 2003 was $1,940,000 and $5,740,000, up $128,000 and $855,000, or 7% and 18%, as compared to the three and nine months ended September 30, 2002. Earnings per diluted share for the three and nine months ended September 30, 2003 were $0.17 and $0.50, up 6% and 16% from $0.16 and $0.43 per diluted share for the three and nine months ended September 30, 2002. Annualized return on average assets and return on average equity for the three months ended September 30, 2003 were 0.78% and 8.80%, compared to 0.77% and 9.05%, for the same period in the prior year. Annualized return on average assets and return on average equity for the nine months ended September 30, 2003 were 0.81% and 8.95%, up from 0.71% and 8.45%, for the same period in the prior year.

For the three months ended September 30, 2003 compared to the same period in the prior year, net interest income decreased to $9,187,000 from $9,396,000. However, for the nine months ended September 30, 2003 compared to the same period in the prior year, net interest income increased to $28,183,000 from $27,471,000. The Company's net interest margin was 4.01% and 4.33% for the three and nine months ended September 30, 2003, compared with 4.36% and 4.33% for the three and nine months ended September 30, 2002.

Total assets as of September 30, 2003 were $984,720,000, an increase of $28,438,000, or 3%, from $956,282,000 as of September 30, 2002, and an increase of $25,968,000, or 3%, from total assets of $958,752,000 as of December 31, 2002. Total deposits as of September 30, 2003 were $835,947,000, a decrease of $5,990,000, or 1%, from $841,937,000 as of September 30, 2002, and a decrease of $5,989,000, or 1%, from total deposits of $841,936,000 as of December 31, 2002.

The total loan portfolio as of September 30, 2003 was $642,180,000, an increase of $11,496,000, or 2%, from $630,684,000 as of September 30, 2002 and a decrease of $31,727,000, or 5%, from $673,907,000 as of December 31, 2002. The Company's allowance for probable loan losses was $13,039,000, or 2.03%, of total loans at September 30, 2003. This compares with an allowance for probable loan losses of $12,416,000, or 1.97%, and $13,227,000, or 1.96% of total loans at September 30, 2002 and December 31, 2002. The increase in the percentage of the allowance to total loans at September 30, 2003 is primarily a result of the decrease in the overall level of loans since December 31, 2002 and the activity within the allowance. The decrease in the overall level of allowance for loan losses since December 31, 2002 is primarily the result of the decrease in the overall level of loans and the write down of one commercial loan in the third quarter of 2003 offset by the provisions made during the nine months ended September 30, 2003.

The Company's shareholders' equity at September 30, 2003 was $87,484,000, up from $80,143,000 at September 30, 2002 and $82,217,000 as of December 31, 2002. The increase in shareholders' equity is a result of the income generated over the period and the exercise of common stock options offset by a decline in other comprehensive income from fair value changes. Book value per share increased to $7.72 at September 30, 2003, from $7.17 at September 30, 2002 and $7.33 at December 31, 2002. The Company's leverage capital ratio was 10.99% at September 30, 2003 compared to 10.83% at September 30, 2002 and 10.73% at December 31, 2002.

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                                                     For the Three Months Ended         For the Three Months Ended
                                                                       September 30, 2003                 September 30, 2002
                                                                   ---------------------------------  ---------------------------------
                                                                                Interest    Average                Interest    Average
                                                                    Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                              Balance     Expense      Rate      Balance     Expense      Rate
-----------------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross..................................................... $  668,769  $   10,138       6.01% $  673,816  $   11,493       6.77%
Investment securities............................................    175,338       1,266       2.86%    111,123       1,263       4.51%
Interest bearing deposits in other financial institutions........      2,977           5       0.67%      6,179          22       1.41%
Federal funds sold...............................................     61,059         147       0.96%     63,180         273       1.71%
                                                                   ----------  ----------             ----------  ----------
   Total interest earning assets.................................    908,143  $   11,556       5.05%    854,298  $   13,051       6.06%
                                                                               ----------                         ----------
Cash and due from banks..........................................     41,990                             37,722
Premises and equipment, net......................................      4,803                              5,663
Other assets.....................................................     34,494                             30,747
                                                                   ----------                         ----------
   Total assets.................................................. $  989,430                         $  928,430
                                                                   ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing......................................... $   95,681  $      106       0.44% $   79,022  $      195       0.98%
Savings and money market.........................................    325,198         884       1.08%    288,581       1,239       1.70%
Time deposits, under $100........................................     41,957         179       1.69%     50,790         354       2.77%
Time deposits, $100 and over.....................................     98,010         402       1.63%    123,258         764       2.46%
Brokered deposits................................................     19,833         204       4.08%     67,886         658       3.85%
Other borrowings.................................................     51,600         594       4.57%     19,222         445       9.18%
                                                                   ----------  ----------             ----------  ----------
   Total interest bearing liabilities............................    632,279  $    2,369       1.49%    628,759  $    3,655       2.31%
                                                                               ----------                         ----------
Demand, noninterest bearing......................................    259,000                            209,951
Other liabilities................................................     10,723                             10,286
                                                                   ----------                         ----------
   Total liabilities.............................................    902,002                            848,996
Shareholders' equity.............................................     87,428                             79,434
                                                                   ----------                         ----------
   Total liabilities and
      shareholders' equity....................................... $  989,430                         $  928,430
                                                                   ==========                         ==========
Net interest income / margin................................................. $    9,187       4.01%             $    9,396       4.36%
                                                                               ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $876,000 and $1,110,000 for the three month periods ended September 30, 2003 and 2002, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $6,497,000 and $4,747,000 for the period ended September 30, 2003 and 2002, respectively, are included in the average balance calculation above.

                                                                     For the Nine Months Ended          For the Nine Months Ended
                                                                          September 30, 2003                 September 30, 2002
                                                                   ---------------------------------  ---------------------------------
                                                                                Interest    Average                Interest    Average
                                                                    Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                              Balance     Expense      Rate      Balance     Expense      Rate
-----------------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross..................................................... $  678,446  $   32,121       6.33% $  672,292  $   34,802       6.92%
Investment securities............................................    137,107       3,328       3.25%    109,094       3,800       4.66%
Interest bearing deposits in other financial institutions........      6,134          40       0.87%      6,779          70       1.38%
Federal funds sold...............................................     47,699         388       1.09%     59,110         740       1.67%
                                                                   ----------  ----------             ----------  ----------
   Total interest earning assets.................................    869,386  $   35,877       5.52%    847,275  $   39,412       6.22%
                                                                               ----------                         ----------
Cash and due from banks..........................................     39,418                             37,015
Premises and equipment, net......................................      4,987                              5,597
Other assets.....................................................     33,664                             29,148
                                                                   ----------                         ----------
   Total assets.................................................. $  947,455                         $  919,035
                                                                   ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing......................................... $   94,967  $      389       0.55% $   80,590  $      549       0.91%
Savings and money market.........................................    310,391       2,792       1.20%    266,408       3,667       1.84%
Time deposits, under $100........................................     43,884         641       1.95%     58,968       1,465       3.32%
Time deposits, $100 and over.....................................    103,135       1,442       1.87%    133,242       2,887       2.90%
Brokered deposits................................................     28,124         842       4.00%     68,337       1,989       3.89%
Other borrowings.................................................     33,721       1,588       6.30%     19,956       1,384       9.27%
                                                                   ----------  ----------             ----------  ----------
   Total interest bearing liabilities............................    614,222  $    7,694       1.67%    627,501  $   11,941       2.54%
                                                                               ----------                         ----------
Demand, noninterest bearing .....................................    237,396                            204,045
Other liabilities................................................     10,116                             10,165
                                                                   ----------                         ----------
   Total liabilities.............................................    861,734                            841,711
Shareholders' equity.............................................     85,721                             77,324
                                                                   ----------                         ----------
   Total liabilities and
      shareholders' equity....................................... $  947,455                         $  919,035
                                                                   ==========                         ==========
Net interest income / margin................................................. $   28,183       4.33%             $   27,471       4.33%
                                                                               ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $2,932,000 and $3,363,000 for the nine month periods ended September 30, 2003 and 2002, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $6,497,000 and $4,747,000 for the period ended September 30, 2003 and 2002, respectively, are included in the average balance calculation above.

The Company's net interest income for the three and nine months ended September 30, 2003 was $9,187,000 and $28,183,000, a decrease of $209,000 or 2% for the three month period, but an increase of $712,000 or 3% for the nine month period, compared to the same periods in the prior year. For the three and nine months ended September 30, 2003 compared to the same periods in the prior year, average interest earning assets increased by $53,845,000, or 6% and $22,111,000, or 3%. For the three months ended September 30, 2003, the average yield on interest earning assets was 5.05%, down 101 basis points from 6.06% for the same period in 2002. Over the same period the rates paid on interest bearing liabilities declined 82 basis points to 1.49% from 2.31%. For the nine months ended September 30, 2003, the average yield on interest earning assets was 5.52%, down 70 basis points from 6.22% for the same period in 2002. Over the same period the rates paid on interest bearing liabilities declined 87 basis points to 1.67% from 2.54%. As a result, the net interest margin for the three months ended September 30, 2003 compared to the same period in the prior year decreased 35 basis points to 4.01% from 4.36%. The net interest margin for the nine months ended September 30, 2003 and 2002 was unchanged at 4.33%. The decrease in the third quarter was primarily attributable to the continuing low interest rate environment and changes in the level and mix of earning assets as average investment balances increased while average loans decreased. The continued low interest rate environment for the three and nine months ended September 30, 2003 compared to the same period in 2002 resulted in a reduction in net interest income related to interest rates of $731,000 and $904,000. This was mitigated by the overall growth in the level of earning assets and a reduction in the level of interest bearing liabilities which added $522,000 and $1,616,000 to the net interest income for the three and nine months ended September 30, 2003 compared to the same periods in 2002.

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
                                                                ----------------------------------
                                                                Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $      (77) $   (1,278) $   (1,355)
    Investments securities....................................        464        (461)          3
    Interest bearing deposits in other financial institutions.         (5)        (12)        (17)
    Federal funds sold........................................         (5)       (121)       (126)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $      377  $   (1,872) $   (1,495)
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing..................................         18        (107)        (89)
    Savings and money market..................................        100        (455)       (355)
    Time deposits, under $100.................................        (38)       (137)       (175)
    Time deposits, $100 and over..............................       (104)       (258)       (362)
    Brokered deposits.........................................       (494)         40        (454)
    Other borrowings..........................................        373        (224)        149
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $     (145) $   (1,141) $   (1,286)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $      522  $     (731) $     (209)
                                                                ==========  ==========  ==========

                                                                  Nine Months Ended September 30,
                                                                           2003 vs. 2002
                                                                ----------------------------------
                                                                Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $      291  $   (2,972) $   (2,681)
    Investments securities....................................        680      (1,152)       (472)
    Interest bearing deposits in other financial institutions.         (4)        (26)        (30)
    Federal funds sold........................................        (93)       (259)       (352)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $      874  $   (4,409) $   (3,535)
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing.................................. $       59  $     (219) $     (160)
    Savings and money market..................................        396      (1,271)       (875)
    Time deposits, under $100.................................       (220)       (604)       (824)
    Time deposits, $100 and over..............................       (421)     (1,024)     (1,445)
    Brokered deposits.........................................     (1,204)         57      (1,147)
    Other borrowings..........................................        648        (444)        204
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $     (742) $   (3,505) $   (4,247)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $    1,616  $     (904) $      712
                                                                ==========  ==========  ==========

Provision for Probable Loan Losses

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates. For the three and nine months ended September 30, 2003, the provision for probable loan losses was $600,000 and $2,500,000, down $150,000 and up $434,000, respectively, from $750,000 and $2,066,000 for the same periods in the prior year. See additional discussion at Allowance for Probable Loan Losses.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                         September 30,         2003 versus 2002
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003       2002       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     561  $     596   $     (35)        (6)%
Servicing income....................................       463        362         101         28%
Service charges and other fees on deposits accounts.       480        360         120         33%
Equipment leasing...................................       310         --         310         N/A
Appreciation of corporate owned life insurance......       254        279         (25)        (9)%
Gain on sale of securities available-for-sale.......        74        361        (287)       (80)%
Other...............................................       321        402         (81)       (20)%
                                                      ---------  ---------   ---------
Total............................................... $   2,463  $   2,360   $     103          4%
                                                      =========  =========   =========

                                                       Nine Months Ended      Increase (decrease)
                                                         September 30,         2003 versus 2002
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003       2002       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $   1,705  $   1,574   $     131          8%
Servicing income....................................     1,339        940         399         42%
Service charges and other fees on deposits accounts.     1,332      1,047         285         27%
Equipment leasing...................................       929         --         929         N/A
Appreciation of corporate owned life insurance......       891        830          61          7%
Gain on sale of securities available-for-sale.......       532        786        (254)       (32)%
Other...............................................     1,215      1,060         155         15%
                                                      ---------  ---------   ---------
Total............................................... $   7,943  $   6,237   $   1,706         27%
                                                      =========  =========   =========

Noninterest income for the three and nine months ended September 30, 2003 was $2,463,000 and $7,943,000, up $103,000 or 4% and $1,706,000 or 27% from $2,360,000 and $6,237,000 for the same periods in the prior year. For the three and nine month periods in 2003 compared to the same periods in the prior year, the increases were primarily due to increases of $310,000 and $929,000 from the leasing of medical and test equipment which the Company purchased in the fourth quarter of 2002. The purchase price of the leased equipment was $5,000,000. Increases also included service charges and fees of $120,000 and $285,000 from an increase in demand deposit accounts resulting in customers paying additional fees for services and in servicing income of $101,000 and $399,000. This overall increase in servicing income and in gains on sales of loans was primarily the result of expansion of the SBA lending operation and the overall increase in the level of loans serviced. The overall increases were offset by a decrease in the gain on sale of securities available-for-sale of $287,000 and $254,000 for the comparative three and nine month periods ended September 30, 2003 and a decrease in the gain on sale of loans of $35,000 for the comparative three month period ended September 30, 2003.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                         September 30,         2003 versus 2002
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003       2002       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,423  $   4,568   $    (145)        (3)%
Occupancy...........................................       857        814          43          5%
Furniture and equipment.............................       385        379           6          2%
Loan origination costs..............................       369        343          26          8%
Professional fees...................................       338        347          (9)        (3)%
Client services.....................................       239        238           1          0%
Advertising and promotion...........................       209        185          24         13%
Stationery & supplies...............................        83         82           1          1%
Telephone...........................................        85         83           2          2%
Other...............................................     1,322      1,307          15          1%
                                                      ---------  ---------   ---------
Total............................................... $   8,310  $   8,346   $     (36)         0%
                                                      =========  =========   =========

                                                       Nine Months Ended      Increase (decrease)
                                                         September 30,         2003 versus 2002
                                                      --------------------   --------------------
(Dollars in thousands)                                  2003       2002       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $  13,664  $  13,725   $     (61)         0%
Occupancy...........................................     2,511      2,322         189          8%
Furniture and equipment.............................     1,143      1,062          81          8%
Loan origination costs..............................     1,046        941         105         11%
Professional fees...................................     1,028        919         109         12%
Client services.....................................       714        678          36          5%
Advertising and promotion...........................       608        515          93         18%
Stationery & supplies...............................       246        268         (22)        (8)%
Telephone...........................................       235        241          (6)        (2)%
Other...............................................     4,101      3,693         408         11%
                                                      ---------  ---------   ---------
Total............................................... $  25,296  $  24,364   $     932          4%
                                                      =========  =========   =========

The following table indicates the percentage of noninterest expense in each category:

                                                       For The Three Months Ended September 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2003     of Total      2002     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,423         53% $   4,568         55%
Occupancy...........................................       857         10%       814         10%
Furniture and equipment.............................       385          5%       379          4%
Professional fees...................................       338          4%       347          4%
Loan origination costs..............................       369          4%       343          4%
Client services.....................................       239          3%       238          3%
Advertising and promotion...........................       209          3%       185          2%
Stationery & supplies...............................        83          1%        82          1%
Telephone...........................................        85          1%        83          1%
Other...............................................     1,322         16%     1,307         16%
                                                      ---------  ---------   ---------  ---------
Total............................................... $   8,310        100% $   8,346        100%
                                                      =========  =========   =========  =========

                                                        For The Nine Months Ended September 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2003     of Total      2002     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $  13,664         54% $  13,725         56%
Occupancy...........................................     2,511         10%     2,322         10%
Furniture and equipment.............................     1,143          5%     1,062          4%
Professional fees...................................     1,028          4%       919          4%
Loan origination costs..............................     1,046          4%       941          4%
Client services.....................................       714          3%       678          3%
Advertising and promotion...........................       608          2%       515          2%
Stationery & supplies...............................       246          1%       268          1%
Telephone...........................................       235          1%       241          1%
Other...............................................     4,101         16%     3,693         15%
                                                      ---------  ---------   ---------  ---------
Total............................................... $  25,296        100% $  24,364        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three and nine months ended September 30, 2003 were $8,310,000 and $25,296,000, down $36,000 or less than 1% and up $932,000, or 4%, from $8,346,000 and $24,364,000 for the same period in the prior year.

For the three and nine months ended September 30, 2003, salaries and benefits decreased $145,000, or 3%, and $61,000, or less than 1%, to $4,423,000 and $13,664,000, as compared to the same periods in the prior year. The decreases were primarily due to the decreased number of employees to 210 as of September 30, 2003 compared to 223 as of September 30, 2002 attributable to the consolidation of the Company's subsidiaries in 2003. Salaries and employee benefits, as a percentage of total noninterest expense, decreased slightly over the comparative three and nine month periods.

For the comparative three month periods, occupancy increased by $43,000, or 5%, to $857,000, and for the nine month periods the increase was $189,000, or 8%, to $2,511,000 primarily as a result of increased rental costs. Occupancy costs, as a percentage of total noninterest expense remained fairly constant over the comparative three and nine month periods.

For the comparative three month periods, furniture and equipment increased by $6,000, or 2%, to $385,000, and for the nine month periods the increase was $81,000, or 8%, to $1,143,000 primarily due to costs for the addition of new facilities. Furniture and equipment, as a percentage of total noninterest expense increased slighty over the comparative three and nine month periods.

For the comparative three month periods, loan origination costs increased by $26,000, or 8%, to $369,000, and for the nine month periods the increase was $105,000, or 11%, to $1,046,000 primarily due to continued growth in the loan portfolio. Loan origination costs, as a percentage of total noninterest expense remained fairly constant over the comparative three and nine month periods.

For the comparative three month periods, professional fees decreased $9,000, or 3%, to $338,000, but for the nine month periods increased $109,000, or 12%, to $1,028,000 primarily due to increased costs from professional service providers. Professional fees, as a percentage of total noninterest expense remained fairly constant over the comparative three and nine month periods.

For the comparative three month periods, client services increased $1,000, or less than 1%, to $239,000, and for the nine month periods increased $36,000, or 5%, to $714,000 primarily due to the increase in services fees charged to the Company from third party vendors in 2003 compared to the same period in 2002. Client services, as a percentage of total noninterest expense remained fairly constant over the comparative three and nine month periods.

For the comparative three month periods, advertising and promotion increased $24,000, or 13%, to $209,000, and for the nine month periods the increase was $93,000, or 18%, to $608,000 primarily due to several new sponsorships in 2003. Advertising and promotion, as a percentage of total noninterest expense increased from 2% to 3% over the comparative three month periods but remained fairly constant over the comparative nine month periods.

For the comparative three month periods, stationery and supplies increased by $1,000, or 1%, to $83,000, but for the nine month periods decreased by $22,000, or 8%, to $246,000, primarily due to the decrease in the number of employees in 2003. Stationery and supplies, as a percentage of total noninterest expense remained fairly constant over the comparative three and nine month periods.

For the comparative three month periods, telephone expense increased by $2,000, or 2%, to $85,000, but for the nine month periods decreased $6,000, or 2%, to $235,000, primarily due to the decrease in the number of employees in 2003. Telephone, as a percentage of total noninterest expense remained fairly constant over the comparative three and nine month periods.

For the comparative three month period, other noninterest expenses increased $15,000, or 1%, to $1,322,000, and for the nine month period the increase was $408,000, or 11%, to $4,101,000, primarily in support of the overall growth of the Company and expense related to the Company's investment in a low income housing project and amortization of leased equipment.

Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2003 was $800,000 and $2,590,000, as compared to $848,000 and $2,393,000 for the same periods in the prior year. The following table shows the income tax rate for each period indicated.

                                                       Three Months Ended     Nine Months Ended
                                                         September 30,          September 30,
                                                      --------------------   --------------------
                                                        2003       2002        2003       2002
                                                     ---------  ---------   ---------  ---------
Income tax rate.....................................     29.20%    31.88%     31.09%    32.88%

The difference in the effective tax rate compared to the statutory tax rate of 42% is primarily the result of the Company's receipt of tax free distributions from certain life insurance contracts, tax credits, and the level of the Company's investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $25,968,000, or 3%, to $984,720,000 at September 30, 2003 from $958,752,000 at December 31, 2002, and increased $28,438,000, or 3%, from $956,282,000 at September 30, 2002. The total loan portfolio decreased $31,727,000, or 5%, to $642,180,000 at September 30, 2003 from $673,907,000 at December 31, 2002, but increased $11,496,000, or 2%, from $630,684,000 at September 30, 2002. Total deposits decreased $5,989,000, or 1% to $835,947,000 at September 30, 2003 from $841,936,000 at December 31, 2002, and decreased $5,990,000, or 1%, from $841,937,000 at September 30, 2002.

The Company had $28,600,000 in other borrowings at September 30, 2003, which was primarily used to fund the increases in the investment portfolio. The Company did not have any other borrowings at December 31, 2002 or September 30, 2002.

Securities Portfolio

The following table sets forth the carrying value of investment securities at the dates indicated:

                                                      September 30,
                                                 ----------------------  December 31
(Dollars in thousands)                              2003        2002        2002
-----------------------------------------------  ----------  ----------  ----------
Securities available-for-sale (at fair value)
U.S. Treasury.................................. $    8,564  $    1,106  $    4,740
U.S. Government Agencies.......................     46,797      50,203      48,029
Mortgage-backed securities.....................     74,741      13,261      44,774
Municipals.....................................     16,748      13,186      12,134
Mutual funds...................................     10,036          --          --
Corporate bonds................................         --       2,629       2,632
CMOs...........................................     15,124      14,579      14,134
                                                 ----------  ----------  ----------
Total securities available-for-sale............ $  172,010  $   94,964  $  126,443
                                                 ==========  ==========  ==========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at September 30:

                                                                     September 30, 2003
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year   Within Five Years Within Ten Years  After Ten Years     Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
(Dollars in thousands)             Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
------------------------------   -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
U.S. treasury.................. $  1,302   1.54% $  7,262   2.05% $     --     -- % $     --     -- % $   8,564   1.98%
U.S. government agencies.......    8,233   3.73%   35,705   2.37%    2,859   3.13%       --     -- %    46,797   2.66%
Mortgage-backed securities.....       --     -- %       --     -- %    8,756   3.64%   65,985   3.22%    74,741   3.27%
Municipals -  taxable..........       --     -- %      547   6.45%       --     -- %       --     -- %       547   6.45%
Municipals -  nontaxable.......      471   4.88%   11,261   3.12%    4,469   3.16%       --     -- %    16,201   3.18%
CMOs...........................       --     -- %       --     -- %       --     -- %   15,124   2.11%    15,124   2.11%
                                 --------          --------          --------          --------          ---------
Total available-for-sale....... $ 10,006   3.50% $ 54,775   2.53% $ 16,084   3.41% $ 81,109   3.01% $ 161,974   2.92%
                                 ========          ========          ========          ========          =========
Note:	Yield on non-taxable municipal securities are not presented on a fully tax equivalent basis. Mutual funds with a carrying value of $10,036,000 have been excluded, as they have no stated maturity date.

Loans

Total loans (exclusive of loans held for sale) decreased $31,727,000, or 5%, to $642,180,000 as of September 30, 2003 from $673,907,000 as of December 31, 2002, but increased $11,496,000, or 2%, from $630,684,000 as of September 30, 2002.

For the three and nine months ended September 30, 2003, $24,174,000 and $60,895,000 in loans guaranteed by the U.S. Small Business Administration (SBA) were generated and held for sale, and $10,757,000 and $33,364,000 of SBA loans held for sale were sold into the secondary market.

At September 30, 2003 and December 31, 2002, the Company serviced SBA loans, which it had sold into the secondary market of approximately $108,545,000 and $83,008,000. At September 30, 2003 and December 31, 2002, the carrying amount of the servicing assets was $1,731,000 and $1,538,000, respectively. There was no valuation allowance as of September 30, 2003 or December 31, 2002. The carrying amount of Interest-Only (I/O) strip receivable at September 30, 2003 and December 31, 2002 was $2,700,000 and $2,839,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans was $463,000 and $1,339,000 for the quarter and nine months ended September 30, 2003, compared to $362,000 and $940,000 for the same periods in 2002. Amortization of the related assets was $332,000 and $978,000 for the quarter and nine months ended September 30, 2003, compared to $258,000 and $536,000 for the same periods in 2002. HBC is a preferred lender with the SBA, which allows the Company to grant certain SBA loans without the prior approval of the SBA.

The following table summarizes the composition of the Company's loan portfolio at the dates indicated:

                                     September 30,    % of       December 31,    % of
(Dollars in thousands)                   2003         Total         2002         Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    268,607           42% $   263,144           39%
Real estate - mortgage.............      252,664           39%     259,974           38%
Real estate - land and construction      117,441           18%     147,822           22%
Consumer...........................        2,487            1%       2,850            1%
                                     ------------  -----------   -----------  -----------
     Total loans...................      641,199          100%     673,790          100%
                                                   ===========                ===========
Deferred loan costs................          981                        117
Allowance for loan losses..........      (13,039)                   (13,227)
                                     ------------                -----------
Loans, net......................... $    629,141                $   660,680
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

The following table sets forth the maturity distribution of the Company's loans at September 30, 2003:

                                                    Over One
                                        Due in      Year But
                                       One Year     Less Than       Over
(Dollars in thousands)                 or Less     Five Years    Five Years      Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    254,040  $    10,547   $     4,020  $   268,607
Real estate - mortgage.............      195,568       48,028         9,068      252,664
Real estate - land and construction      117,441           --            --      117,441
Consumer...........................        2,281          206            --        2,487
                                     ------------  -----------   -----------  -----------
     Total loans................... $    569,330  $    58,781   $    13,088  $   641,199
                                     ============  ===========   ===========  ===========

Loans with variable interest rates. $    554,894  $    31,268   $        42  $   586,204
Loans with fixed interest rates....       14,436       27,513        13,046       54,995
                                     ------------  -----------   -----------  -----------
     Total loans................... $    569,330  $    58,781   $    13,088  $   641,199
                                     ============  ===========   ===========  ===========

The table above also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At September 30, 2003, approximately 91% of the Company's loan portfolio consisted of floating interest rate loans.

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

                                                       September 30,
                                                  ----------------------  December 31,
(Dollars in thousands)                               2003        2002        2002
------------------------------------------------  ----------  ----------  -----------
Nonaccrual loans................................ $    6,497  $    4,747  $     4,571
Loans 90 days past due and still accruing               395          --           --
Restructured loans..............................         --          --           --
                                                  ----------  ----------  -----------
    Total nonperforming loans...................      6,892       4,747        4,571
Other real estate owned.........................        652          --           --
                                                  ----------  ----------  -----------
    Total nonperforming assets.................. $    7,544  $    4,747  $     4,571
                                                  ==========  ==========  ===========
Nonperforming assets as a percentage of
  period end loans plus other real estate owned.       1.17%      0.75%       0.68%

As of September 30, 2003, the Company had $6,497,000 loans on nonaccrual status, compared to $4,747,000 in the same period of the prior year, which were considered impaired loans. The increase in nonaccrual loans at September 30, 2003 is primarily the result of one commercial loan which was placed on nonaccrual status and written down by $2,000,000 to its current principal balance of $4,300,000. The Company believes that the loan is now adequately secured and does not expect any significant impact on future earnings. The impaired loans had a related valuation allowance of $1,139,000 at September 30, 2003 and $876,000 at September 30, 2002. The Company had $395,000 loans past due 90 days or more and still accruing interest, no restructured loans and $652,000 other real estate owned assets as of September 30, 2003, compared to no loans past due 90 days or more and still accruing interest, no restructured loans and no other real estate owned assets as of September 30, 2002. The Company had $4,571,000 loans on nonaccrual status as of December 31, 2002, which were considered impaired loans. The impaired loans had a related valuation allowance of $356,000 at December 31, 2002. The Company had no loans past due 90 days or more and still accruing interest, no restructured loans and no other real estate owned assets as of December 31, 2002. For the three and nine months ended September 30, 2003, the Company had $185,000 and $392,000 foregone interest income on nonaccrual loans. The Company had no foregone interest income on nonaccrual loans as of December 31, 2002. For the three and nine months ended September 30, 2003, the Company recognized $3,000 and $44,000 in interest income for cash payments received on nonaccrual loans. The Company did not recognize any interest income for cash payments received on nonaccrual loans for the three and nine months ended September 30, 2002.

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

The following table summarizes the Company's loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                         Nine Months Ended
                                           September 30,     For the Year Ended
                                        --------------------   December 31,
(Dollars in thousands)                    2003       2002         2002
--------------------------------------  ---------  ---------   -----------
Balance, beginning of period / year... $  13,227  $  11,154   $    11,154
Net charge-offs.......................    (2,688)      (804)         (590)
Provision for probable loan losses....     2,500      2,066         2,663
                                        ---------  ---------   -----------
Balance, end of period / year......... $  13,039  $  12,416   $    13,227
                                        =========  =========   ===========

Ratios:
Net charge-offs to
   average loans outstanding..........      0.55%     0.17%        0.09%
Allowance for loan losses to average
   loans..............................      2.01%     1.95%        2.07%
Allowance for loan losses to total
   loans..............................      2.03%     1.97%        1.96%
Allowance for loan losses to
   nonperforming assets...............       173%      262%         289%

Charge-offs reflects the realization of losses in the portfolio that were recognized previously though provisions for probable loan losses. The net charge-offs for the nine months ended September 30, 2003 were $2,688,000, compared to $804,000 for the nine months ended September 30, 2002. The increase in charge-offs was primarily the result of the $2,000,000 write down taken on the commercial loan discussed as part of the nonaccrual loans above. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                        September 30, 2003      September 30, 2002       December 31, 2002
                                        --------------------   ----------------------   --------------------
                                                    Percent                  Percent                Percent
                                                   of ALL by                of ALL by              of ALL by
                                                   category                 category               category
                                                   to total                 to total               to total
                                                   loans by                 loans by               loans by
(Dollars in thousands)                   Amount    category      Amount     category     Amount    category
--------------------------------------  ---------  ---------   -----------  ---------   ---------  ---------
Commercial............................ $   8,814       3.27% $     5,636       2.46% $   6,349       2.41%
Real estate - mortgage................     1,908       0.76%       2,317       0.89%     2,411       0.93%
Real estate - land and construction...     2,259       1.92%       2,973       2.18%     3,574       2.42%
Consumer..............................        58       2.33%         104       2.40%        47       1.63%
Unallocated...........................        --         -- %       1,386         -- %       846         -- %
                                        ---------              -----------              ---------
     Total ........................... $  13,039       2.03% $    12,416       1.97% $  13,227       1.96%
                                        =========              ===========              =========

While the overall level of loans and allowance has decreased since December 31, 2002, the percentage of the allowance to total loans has increased at September 30, 2003. The increase is primarily a result of the change in the mix in loans as commercial loans have increased as a percentage of total loans while land and construction loans have decreased, the activity within the allowance and the Company's concern for the continued weaknesses in the economy, particularly in the Company's primary market area. The decrease in the overall level of allowance for loan losses since December 31, 2002 is primarily the result of the decrease in the overall level of loans and the write down of one commercial loan in the third quarter of 2003 offset by the provisions made during the nine months ended September 30, 2003. Other than the loans previously classified, the Company did not identify any additional potential problem loans at September 30, 2003.

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. As of September 30, 2003, nonperforming loans had a related specific valuation allowance of $1,139,000.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan. The formula allowance on September 30, 2003 was $11,900,000, compared to $12,381,000 on December 31, 2002. The increase was attributable to several factors, most notably the change in the mix of loans and an increase in certain factors used to estimate the reserve allocations.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of September 30, 2003, the Company's unallocated allowance was zero, compared to $846,000 on December 31, 2002. In evaluating the appropriateness of the unallocated allowance, management considered the changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications, changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments, changes in underwriting standards and collection, charge-off, and recovery practices, and changes in the volume and mix of the loan portfolio and in credit concentrations particularly in commercial and real estate land and construction lending. There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the range set forth above.

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

Deposits

Deposits totaled $835,947,000 at September 30, 2003, down less than 1%, compared to deposits of $841,936,000 at December 31, 2002 and $841,937,000 at September 30, 2002. Compared to December 31, 2002, noninterest bearing demand deposits increased $3,517,000 or 1%, interest bearing demand deposits decreased $217,000, or less than 1%, savings and money market deposits increased $44,196,000, or 15%, time deposits decreased $20,797,000, or 13%, and brokered deposits decreased $32,688,000, or 69%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                         Nine Months Ended        Year Ended
                                        September 30, 2003     December 31, 2002
                                       --------------------   --------------------
                                                   Average                Average
                                        Average      Rate      Average      Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid
-------------------------------------  ----------  --------   ----------  --------
Demand, noninterest bearing.......... $  237,396        -- % $  211,195        -- %
Demand, interest bearing.............     94,967      0.55%     81,011      0.89%
Saving and money market..............    310,391      1.20%    275,217      1.74%
Time deposits, under $100............     43,884      1.95%     56,097      3.14%
Time deposits, $100 and over.........    103,135      1.87%    129,702      2.75%
Brokered deposits....................     28,124      4.00%     65,183      3.87%
                                       ----------             ----------
     Total average deposits.......... $  817,897      1.00% $  818,405      1.63%
                                       ==========             ==========

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of September 30, 2003.

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................  $   51,634        45%
Over three months through twelve months....................      46,549        41%
Over twelve months.........................................      15,906        14%
                                                              ----------  --------
       Total...............................................  $  114,089       100%
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

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                       -------------------- -------------------
                                         2003      2002       2003       2002
                                       --------  --------   --------   --------
Return on average assets...............   0.78%    0.77%     0.81%     0.71%
Return on average equity...............   8.80%    9.05%     8.95%     8.45%
Average equity to average assets ratio.   8.84%    8.56%     9.05%     8.41%

Annualized return on average assets and return on average equity for the quarter ended September 30, 2003 were 0.78% and 8.80%, respectively, compared with returns of 0.77% and 9.05%, respectively, for the same period in 2002. The equity to asset ratio for the quarter ended September 30, 2003 was 8.84%, compared to 8.56% for the same period in 2002.

Annualized return on average assets and return on average equity for the nine months ended September 30, 2003 were 0.81% and 8.95%, respectively, compared with returns of 0.71% and 8.45%, respectively, for the same period in 2002. The equity to asset ratio for the nine months ended September 30, 2003 was 9.05%, compared to 8.41% for the same period in 2002.

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

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2003, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                                          Due in    Due After
                                                               Within    Three to    One to    Due After     Not
                                                                Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                                         Months     Months      Years      Years    Sensitive    Total
------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
Interest earning assets:
  Federal funds sold........................................ $  51,300  $      --  $      --  $      --  $      --  $  51,300
  Interest bearing deposits in other financial Institutions.     2,464         --         --         --         --      2,464
  Securities................................................    11,338      8,704     54,775     97,193         --    172,010
  Total loans...............................................   506,971     94,015     58,781     13,088         --    672,855
                                                              ---------  ---------  ---------  ---------  ---------  ---------
    Total interest earning assets...........................   572,073    102,719    113,556    110,281         --    898,629
                                                              ---------  ---------  ---------  ---------  ---------  ---------
Cash and due from banks.....................................        --         --         --         --     42,442     42,442
Other assets................................................        --         --         --         --     43,649     43,649
                                                              ---------  ---------  ---------  ---------  ---------  ---------
    Total assets............................................ $ 572,073  $ 102,719  $ 113,556  $ 110,281  $  86,091  $ 984,720
                                                              =========  =========  =========  =========  =========  =========

Interest bearing liabilities:
  Demand, interest bearing.................................. $  94,092  $      --  $      --  $      --  $      --  $  94,092
  Savings and money market..................................   334,613         --         --         --         --    334,613
  Time deposits.............................................    66,303     67,500     21,306         --         --    155,109
  Mandatorily Redeemable Cumulative
    Trust Preferred Securities..............................        --         --         --     23,000         --     23,000
                                                              ---------  ---------  ---------  ---------  ---------  ---------
    Total interest bearing liabilities......................   495,008     67,500     21,306     23,000         --    606,814
                                                              ---------  ---------  ---------  ---------  ---------  ---------
Noninterest demand deposits.................................    70,002         --         --         --    182,131    252,133
Other liabilities...........................................        --         --     28,600         --      9,689     38,289
Shareholders' equity........................................        --         --         --         --     87,484     87,484
                                                              ---------  ---------  ---------  ---------  ---------  ---------
    Total liabilities and shareholders' equity.............. $ 565,010  $  67,500  $  49,906  $  23,000  $ 279,304  $ 984,720
                                                              =========  =========  =========  =========  =========  =========

Interest rate sensitivity GAP............................... $   7,063  $  35,219  $  63,650  $  87,281  $(193,213) $      --
                                                              =========  =========  =========  =========  =========  =========

Cumulative interest rate sensitivity GAP.................... $   7,063  $  42,282  $ 105,932  $ 193,213  $      --  $      --
Cumulative interest rate sensitivity GAP ratio..............      0.72%     4.29%    10.76%    19.62%       -- %       -- %

The foregoing table demonstrates that the Company had a positive cumulative one year gap of $42,282,000, or 4.29% of total assets, at September 30, 2003. In theory, this would indicate that $42,282,000 more in assets than liabilities would reprice if there were a change in interest rates over the next year. If interest rates were to increase, the positive gap would tend to result in a higher net interest margin, conversely if interest rates were to decline, the positive gap would tend to result in a lower interest margin. However, changes in the mix of earning assets or supporting liabilities can either increase or decrease the net margin without affecting interest rate sensitivity. This characteristic is referred to as a basis risk and, generally, relates to the repricing characteristics of certain short-term funding sources.

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

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At September 30, 2003, the Company's primary liquidity ratio was 18.63% as a percentage of total unsecured deposits of $817,730,000, comprised of $76,877,000 in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $18,217,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $51,300,000, and $42,442,000 in cash and due from banks.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                       September 30,
                                   ----------------------  December 31,
(Dollars in thousands)                2003        2002         2002
---------------------------------  ----------  ----------  ------------
Capital components:
   Tier 1 Capital................ $  108,764  $  100,398  $    101,966
   Tier 2 Capital................     10,286      10,025        10,563
                                   ----------  ----------  ------------
     Total risk-based capital.... $  119,050  $  110,423  $    112,529
                                   ==========  ==========  ============

Risk-weighted assets............. $  820,875  $  803,475  $    842,399
Average assets................... $  989,285  $  927,078  $    950,091
                                                                           Minimum
                                                                         Regulatory
                                                                         Requirements
                                                                         -----------
Capital ratios:
  Total risk-based capital.......       14.5%      13.7%        13.4%        8.0%
  Tier 1 risk-based capital......       13.3%      12.5%        12.1%        4.0%
  Leverage ratio (1).............       11.0%      10.8%        10.7%        4.0%
(1)	Tier 1 capital divided by average assets (excluding goodwill).

At September 30, 2003 and 2002, and December 31, 2002, the Company's capital met all minimum regulatory requirements. As of September 30, 2003, management believes that HBC was considered "Well Capitalized" under the Prompt Corrective Action Provisions.

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

  Reports on Form 8-K

The Registrant furnished a Current Report on Form 8-K dated October 21, 2003 under item 7 and item 12 to report its third quarter ended September 30, 2003 financial results, and condensed consolidated financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
November 13, 2003 Date	/s/ Brad L. Smith Brad L. Smith, Chief Executive Officer
November 13, 2003 Date	/s/ Lawrence D. McGovern Lawrence D. McGovern, Chief Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350