Form 10-K
period 2003-12-31
HERITAGE COMMERCE CORP
filed 2004-03-12
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

      The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock as of June 30, 2003 ($12.05 per share), as reported on the Nasdaq National Market System, was approximately $121.4 million.

      As of March 3, 2004, there were 11,425,170 shares of the Registrant's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED	PARTS OF FORM 10-K INTO WHICH INCORPORATED
Definitive proxy statement for the Company's 2004 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year ended December 31, 2003.	Part III

HERITAGE COMMERCE CORP

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2003

PART I

ITEM 1 - BUSINESS

Discussions of certain matters in this Report on Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", "assume," "plan," "predict," "forecast" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, and other risks. All of the Company's operations and most of its customers are located in California. In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

Heritage Commerce Corp (the "Company") is registered with the Board of Governors of the Federal Reserve System ("FRB") as a Bank Holding Company under the Bank Holding Company Act ("BHCA"). The Company was organized in 1997 to be the holding company for Heritage Bank of Commerce ("HBC"). In 1998 the Company also became the holding company for Heritage Bank East Bay ("HBEB"); in January 2000 the Company became the holding company for Heritage Bank South Valley ("HBSV"); and in October 2000 the Company became the holding company for Bank of Los Altos ("BLA"). On January 1, 2003, HBEB, HBSV, and BLA were merged into HBC. The former HBEB, HBSV, and BLA now operate as divisions of HBC and continue to serve their local markets and communities under their former names.

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

On December 8, 2003, HBC opened its ninth full service branch in Los Gatos, California. The Los Gatos office offers a complete line of custom tailored business and personal banking services and products.

General Banking Services

The Company's customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in Santa Clara, Alameda, and Contra Costa counties. Businesses served include manufacturers, distributors, contractors, professional corporations/partnerships, and service businesses. The Company had approximately 15,000 deposit accounts at December 31, 2003.

The Company offers a range of loans, primarily commercial, including real estate, construction, Small Business Administration (SBA), inventory and accounts receivable, and equipment loans and leases. The Company also accepts checking, savings, and time deposits; NOW and money market deposit accounts; and provides travelers' checks, safe deposit, and other customary non-deposit banking services. The Company does not have a trust department.

The main and executive offices of the Company and the offices of HBC, are located at 150 Almaden Boulevard in San Jose, California 95113, and at 100 Park Center Plaza, suite 300, also in San Jose, California 95113, with a branch office located at 15575 Los Gatos Boulevard in Los Gatos, California 95032. HBEB, a division of HBC, is located at 3077 Stevenson Boulevard in Fremont, California 94538, with a branch office located at 310 Hartz Road in Danville, California 94526. HBSV, also a division of HBC, is located at 18625 Sutter Boulevard in Morgan Hill, California 95037, with a branch office at 737 First Street in Gilroy, California 95020. BLA, another division of HBC, is located at 4546 El Camino Real in Los Altos, California 94022, with branch offices located at 369 South San Antonio Road in Los Altos, California 94022, and at 175 East El Camino Real in Mountain View, California 94040. See Item 2 - "PROPERTIES." The Company's primary market area is Santa Clara, Alameda, and Contra Costa counties. The Company serves a secondary market consisting of the South Bay portion of the San Francisco Bay area and portions of other counties contiguous to its primary market area.

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

On July 22, 2003, Robert Holden resigned his role of President and CEO of BLA division and the position was eliminated.

On February 6, 2004, the Company's Board of Directors elected Mr. William Del Biaggio, Jr. as Chairman of the Board of the Company and the Board of Directors of HBC elected Mr. Del Biaggio as Chairman of the Board of HBC. Mr. Del Biaggio replaces Mr. Boyce, who continues to serve as a member of the Board of Directors of the Company and HBC.

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

As a registered bank holding company, the Company is subject to the supervision of, and regular inspection by, the Federal Reserve Board (FRB). Historically the activities of bank holding companies, such as the Company, have been limited by the BHCA to banking, managing or controlling banks, furnishing services to or performing services for their subsidiaries, or any other activity which the FRB deems to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making determinations regarding which activities are closely related to banking, the FRB is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition, or gains in efficiency that outweigh the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. Generally, bank holding companies are required to give notice to or obtain prior approval from FRB to engage in any new activity or to acquire more than 5% of any class of voting stock of any bank. For discussion of the expansion of the powers of bank holding companies, see "Gramm-Leach-Bliley Act" below. The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiary, HBC, are subject to examination by, and may be required to file reports with, the California Department of Financial Institutions (the "Department").

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

As of January 1, 2003, the Company completed the merger of three of its wholly owned commercial bank subsidiaries into HBC, the Company's first and largest bank located in San Jose. HBEB, HBSV and BLA became divisions of HBC at that time and continue to serve their local markets and communities.

HBC is a California state-chartered bank and member of the Federal Reserve System. State banks chartered in California that are members of the FRB are subject to regulation, supervision and regular examination by the Department and by the FRB. The regulations of the Department and the FRB continue to govern most aspects of HBC's business, including reporting requirements, activities, investments, loans, borrowings, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits, and other areas.

Gramm-Leach-Bliley Act

The Gramm-Leach-Bliley Act of 1999 (the "GLB Act") repealed two provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any Company or person "primarily engaged" in specified securities activities. In addition, the GLB Act also contains provisions that expressly pre-empt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

The Depository Institution Management Interlocks Act

The Depository Institution Management Interlocks Act (12 U.S.C. 3201 et seq.) (the "Act") prohibits certain interlocking management relationships between depository institutions. Implementing the Act, the Board of Governors of the Federal Reserve System (the Bank's primary Federal regulator) has promulgated Regulation L with which the Company and the Bank must comply. The Act and Regulation L prohibit directors of the Company holding management positions, including honorary or advisory directorships, in a depository institution having offices in the same geographic area. For a period commencing September 30, 2003 and continuing until January 31, 2004, one of the Company's directors may have served in capacities that violated the Act and Regulation L. The Company is reviewing the circumstances at this time. Had the Company been aware of the director's honorary directorship, the Company would have been eligible for an exemption from the Act's prohibitions. Once the Company learned of the director's honorary directorship with another financial institution and spoke to the director, the director resigned his honorary directorship with the other financial institution on January 31, 2004 and the possible violation of law would have ceased at that time.

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

The following table presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2003:

December 31, 2003
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total risk-based capital/risk-weighted assets Tier 1 capital/risk-weighted assets Tier 1 capital / average assets	$ 121,294,000 $ 110,891,000 $ 110,891,000	14.6% 13.4% 11.2%	$ 66,462,000 $ 33,102,000 $ 39,604,000	(greater than or equal to) 8.0% (greater than or equal to) 4.0% (greater than or equal to) 4.0%

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

(1) Tangible equity to total assets less than 2.0%

As of December 31, 2003, management believes the Company's capital met all minimum regulatory requirements and that the Company's subsidiary Bank was considered "well capitalized" under the regulatory framework for prompt corrective action.

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

At December 31, 2003, HBC's assessment rates were all equivalent to that of a well capitalized, Group A institution.

Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, HBC began paying, in addition to their normal deposit insurance premium as a member of the BIF, an assessment that is used toward the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), also pay an assessment, which generally has been calculated at a higher rate than the assessment paid by banks. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the FICO Bonds became equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 2004, there were still financial institutions chartered as savings associations.

In February 2000 the FDIC announced that it was refining the system by which it assesses the risks that are presented to the deposit insurance fund by certain financial institutions. The refinements are intended to identify institutions with typically high-risk profiles from among those institutions in the best-rated premium category, and to determine whether there are unresolved supervisory concerns regarding the risk-management practices of those institutions. The FDIC is concerned about institutions that exhibit characteristics such as rapid asset growth (especially when concentrated in potentially risky, high-yielding lending areas), significant concentrations in high-risk assets, and recent changes in business mix. The FDIC has noted that although such institutions may be well-capitalized and exhibit good earnings when the economy is strong, they often experience deteriorating financial conditions when economic conditions are less favorable. As a result, institutions whose practices are determined to exhibit risky traits under the refined risk assessment system will be assessed higher insurance premiums. These rules are not expected to have a significant impact on HBC.

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

Interstate Banking

Bank holding companies (including bank holding companies that also are financial holding companies) also are required to obtain the prior approval of the FRB before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking and Branching Act"), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking and Branching Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching.

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

The extent of the protection provided by both the federal and state lender protection statutes depends on their interpretation by administrative agencies and courts. The Company cannot predict whether it will be adequately protected for the types of loans made by it. In addition, the Company is still subject to the risks that a borrower's financial position will be impaired by liability under the environmental laws and that property securing a loan made by the Company may be environmentally impaired and not provide adequate security for the Company. The Company attempts to protect its position against environmental risks by performing prudent due diligence. Environmental questionnaires and information on the use of toxic substances are requested as part of its underwriting procedures. The Company lends based on its evaluation of the collateral, net worth of the borrower, and the borrower's capacity for unforeseen business interruptions or risks.

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

In 1996 the OCC issued regulations permitting national banks to engage in a wider range of activities through subsidiaries. "Eligible institutions" (those national banks that are well-capitalized, have a high overall rating and a satisfactory CRA rating, and are not subject to an enforcement order) may engage in activities related to banking through operating subsidiaries after going through a new expedited application process. In addition, the new regulations include a provision whereby a national bank may apply to the OCC to engage in an activity through a subsidiary in which the bank itself may not engage. In determining whether to permit the subsidiary to engage in the activity, the OCC will evaluate why the bank itself is not permitted to engage in the activity and whether a Congressional purpose will be frustrated if the OCC permits the subsidiary to engage in the activity. The State Bank Parity Act may permit state-licensed banks to engage in similar new activities, subject to the discretion of the Commissioner.

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

Audit Requirements

Like all California state-chartered commercial banks, HBC is required to have an annual independent audit and to prepare all financial statements in accordance with accounting principles generally accepted in the United States of America. HBC is also required to have an independent audit committee comprised entirely of outside directors. Under National Association of Securities Dealers (NASD) on-time certifications, the Company has certified that the audit committee has adopted a formal written charter and meets the requisite number of directors, independence and qualification standards. The Company's stock is listed on Nasdaq.

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

Regulation W

In 2002 the FRB adopted Regulation W, the rule that comprehensively implements sections 23A and 23B of the Federal Reserve Act. The rule became effective April 1, 2003.

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

The rule contains new valuation rules for a bank's investments in, and acquisitions of, affiliates.

The FRB expects examiners and other supervisory staff to review intercompany transactions closely for compliance with the statutes and Regulation W and to resolve any violations or potential violations quickly.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the "Act") implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that may be provided by accounting firms to their public company audit clients. All services being provided to a public company audit client will require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel will be required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

EMPLOYEES

At December 31, 2003, the Company had 214 full-time employees. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

RISK FACTORS

In addition to the information on the financial condition of the Company contained in this report, the following risks may affect the Company. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Changes in market interest rates may adversely affect the Company's performance

The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the prepayment characteristics of loans sold to the secondary market, the rates received on loans and securities and rates paid on deposits and securities and borrowings. The Board of Governors of the Federal Reserve System reduced short-term interest rates 25 basis points in June 2003. Any further reductions will continue to have a negative effect on the Company's net interest margin and net interest income.

Business focus and economic conditions in the San Francisco Bay Area could adversely affect the Company's operations

All of the Company's operations and a vast majority of its customers are located in the Bay Area of California. A continued deterioration in economic and business conditions in the Bay Area, particularly in the technology and real estate industries on which this area depends, could have a material adverse impact on the quality of the Company's loan portfolio and the demand for the Company's products and services, which in turn may have a material adverse effect on the Company's results of operations. A downturn in the national economy might further exacerbate local economic conditions.

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

Both residential and commercial real estate in the Bay Area will continue to be under pressure because of the region's heavy dependence on the technology industry. Job and spending cuts have been extensive in the Bay Area's high-tech industries. Many of the Bay Area's service industries are also severely affected by the tech sector. The drop in job and income growth has had an impact on the real estate market. Further deterioration in the Bay Area job market will tend to adversely affect the quality of the Company's loan portfolio.

ITEM 2 - PROPERTIES

The main and executive offices of the Company and the offices of HBC, are located at 150 Almaden Boulevard in San Jose, California 95113, and at 100 Park Center Plaza, Suite 300, also in San Jose, California 95113, with a branch office located at 15575 Los Gatos Boulevard in Los Gatos, California 95032. HBEB, a division of HBC, is located at 3077 Stevenson Boulevard in Fremont, California 94538, with a branch office located at 310 Hartz Road in Danville, California 94526. HBSV, also a division of HBC, is located at 18625 Sutter Boulevard in Morgan Hill, California 95037, with a branch office at 737 First Street in Gilroy, California 95020. BLA, another division of HBC, is located at 4546 El Camino Real in Los Altos, California 94022, with branch offices located at 369 S. San Antonio Road in Los Altos, California 94022, and at 175 E. El Camino Real in Mountain View, California 94040.

HBC

As the result of a series of leases and subleases, the Company and HBC occupy three full floors of Class-A office space in a 15-story building in downtown San Jose. The main office of HBC is located at 150 Almaden Boulevard in San Jose, California and is subleased under a non-cancelable operating lease dated February 12, 1996 with a non-affiliated third party. The primary operating area consists of approximately 13,511 square feet. The sublease arrangement for the primary operating area is a "partial gross lease" for 15 years commencing June 8, 1996 and expiring on February 28, 2010. The current monthly rent payment for this space is $25,535 and is subject to change in 2006 based on fair rental value at that time. The Company has reserved the right to terminate the sublease in 2006, subject to the terms and conditions established for early termination.

In January of 1997, the Company leased approximately 1,255 square feet of office space located next to the primary operating area located at 150 Almaden Boulevard in San Jose, California for meetings, staff training and marketing events. The current monthly rent payment for this space is $3,232 and is subject to annual increases of 3% until the lease expires on February 28, 2010.

In August of 1997, the Company subleased approximately 2,175 square feet of office space located on the second floor at 150 Almaden Boulevard in San Jose, California. The current monthly rent payment for this space is $4,785 and is subject to change in 2006 based on fair rental value at that time. The sublease expires on February 28, 2010, however, the Company has reserved the right to terminate the sublease in 2006, subject to the terms and conditions established for early termination.

In June of 1998, the Company leased approximately 5,623 square feet of office space located at 100 Park Center Plaza in San Jose, California. The current monthly rent payment for this space is $11,246 until the lease expires on July 31, 2004. The Company has reserved the right to terminate the lease early provided that early termination, if exercised, shall not be effective prior to April 1, 2004.

In April of 2000, the Company leased approximately 12,824 square feet of office space located on the third floor at 150 Almaden Boulevard in San Jose, California. The current monthly rent payment for this space is $46,243 and is subject to annual increases of 3% until the lease expires on February 28, 2010.

In May of 2002, the Company subleased approximately 6,731 square feet of office space located on the second floor at 150 Almaden Boulevard in San Jose, California. The current monthly rent payment for this space is $14,808 and is subject to change in 2006 based fair rental value at that time. The sublease expires on February 28, 2010, however, the Company has reserved the right to terminate the sublease in 2006, subject to the terms and conditions established for early termination.

In December of 2003, the Company leased approximately 1,920 square feet of office space located at 15575 Los Gatos Boulevard in Los Gatos, California. The currently monthly rent payment for this space is $4,512, and is subject to annual increases of 3% until the lease expires on November 30, 2008.

HBC - Loan Production Offices

In August of 2000, the Company leased space for a loan production office located at 740 Front Street in Santa Cruz, California 95060. The lease covers approximately 2,176 square feet of office space and expires on July 31, 2005. The current monthly rent payment for this space is $4,477 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement.

In July of 2001, the Company leased space for a loan production office located at 4 Williamsburg Lane in Chico, California 95926. The lease covered approximately 275 square feet of office space and expired on June 30, 2002. Since then, the lease agreement is on a monthly basis and the current monthly rent payment for this space is $275.

In February of 2003, the Company renewed its lease for a loan production office located at 285 W. Shaw Avenue in Fresno, California 93720. The lease consists of approximately 336 square feet and expires on February 29, 2004. The current monthly rent payment for this space is $457.

In April of 2003, the Company renewed its lease for a loan production office located at 23 E. Beach Street in Watsonville, California 95076. The lease covers approximately 147 square feet of office space and expires on April 30, 2004. The current monthly rent payment for this space is $235.

In July of 2003, the Company renewed its leases for (2) loan production offices located at 450 North Brand Boulevard in Glendale, California 91203. Each office is leased under a separate lease agreement, each consisting of approximately 132 square feet of office space. Both leases expire on June 30, 2004, however, the Company has reserved the right to extend each lease for multiple additional periods of (1) year each. The current monthly rent payment for each office is $1,558.

In December of 2003, the Company renewed its lease for a loan production office located at 8788 Elk Grove Boulevard in Elk Grove, California 95624. The lease consists of approximately 224 square feet of office space and expires on December 1, 2004, however The Company has reserved the right to extend the lease for a single additional period of (1) one year. The current monthly rent payment for this space is $635.

In February of 2004, the Company leased space for a loan production office located at 19200 Von Karman Avenue, in Irvine, California 92612. The lease covers approximately 144 square feet of office space and expires on January 31, 2005. The current monthly rent payment for this space is $825.

HBEB

In November of 1997, HBEB leased approximately 6,590 square feet of space for its primary office in a stand alone office building located at 3077 Stevenson Boulevard in Fremont, California. The current monthly rent payment for this space is $16,211 and is subject to annual increases of 4% until the lease expires on January 31, 2008. The Company has reserved the right to extend the term of the lease for (2) two successive periods of (5) five years.

In September of 1999, HBEB subleased an additional 2,700 square feet of space for a branch office in a one-story multi-tenant building located at 310 Hartz Avenue in Danville, California. The current monthly rent payment for this space is $8,218 subject to annual increases of 4% until the lease expires on December 31, 2007.

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

In January of 2001, HBSV leased an additional 2,200 square feet of space for a branch office in a one-story multi-tenant shopping center located at 737 First Street in Gilroy, California. The current monthly rent payment is $3,244 and is subject to change annually based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on February 28, 2006, however the Company has reserved the right to extend the term of the lease for an additional period of (5) five years.

BLA

In February of 1995, BLA leased approximately 7,889 square feet of space for its primary office in a two-story multi-tenant shopping center located at 4546 El Camino Real in Los Altos, California. In October of 2001, the lease was amended to return 795 square feet to the Landlord, leaving 7,094 square feet remaining. The current monthly rent payment for this space is $14,010 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on April 30, 2005, however the Company has reserved the right to extend the term of the lease for an additional period of (5) five years.

In January of 1998, BLA leased an additional 4,840 square feet of space for a branch office in a multi-tenant shopping center located at 175 E. El Camino Real in Mountain View, California. The current monthly rent payment for this space is $12,748 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on May 30, 2008, however the Company has reserved the right to extend the lease period (2) two times by periods of (5) five years each.

In September of 1998, BLA leased an additional 3,471 square feet of space for a branch office in a one-story stand-alone office building located at 369 S. San Antonio Road in Los Altos, California. The current monthly rent payment for this space is $14,781 and is subject to annual increases of 4% until the lease expires on September 30, 2008. The Company has reserved the right to extend the term of the lease (2) two times for periods of (5) years each.

For additional information on operating leases and rent expense, refer to Note 9 to the Consolidated Financial Statements following "Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8- K.".

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is listed on the Nasdaq National Market under the symbol "HTBK." BrokerageAmerica, LLC, FIG Partners, LLC, FTN Midwest Research Securities Corp., Goldman Sachs & Company, Hoefer & Arnett Incorporated, Keefe, Bruyette & Woods, Inc., Knight Equity Markets, L.P., Morgan Stanley & Company, Inc., RBC Dain Rauscher Inc., Sandler O'Neill & Partners, LP, Schwab Capital Markets L.P., Shemano Group, Inc. and Susquehanna Capital Group have acted as market makers for the Common Stock. These market makers have committed to make a market for the Company's Common Stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the Common Stock at any time in the future.

The information in the following table for 2003 and 2002 indicates the high and low bid prices for the Common Stock, based upon information provided by the Nasdaq National Market. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter	High	Low
Year ended December 31, 2003:
Fourth quarter	$ 12.74	$ 10.71
Third quarter	$ 12.80	$ 9.99
Second quarter	$ 12.37	$ 8.90
First quarter	$ 9.49	$ 8.55
Year ended December 31, 2002:
Fourth quarter	$ 8.85	$ 8.37
Third quarter	$ 9.65	$ 7.45
Second quarter	$ 10.25	$ 8.30
First quarter	$ 8.91	$ 7.10

As of March 3, 2004, there were approximately 1,200 holders of Common Stock. There are no other classes of common equity outstanding.

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

MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

To enhance regulatory capital and to provide liquidity the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.875% subordinated debentures due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.60% subordinated debentures due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. Under applicable regulatory guidelines, the Trust Preferred securities currently qualify as Tier I capital. These subsidiary trusts are not consolidated in the Company's consolidated financial statements and the subordinated debt payable to subsidiary grantor trusts is recorded as debt of the Company to the related trusts. See "Footnote 6 to the Consolidated Financial Statements following "Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K" on page 67.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. FIN 46 is effective for all VIE's created after January 31, 2003 and becomes effective for VIE's that existed before February 1, 2003 for the first period ending after December 15, 2003. As of December 31, 2003, the Company does not believe it has any VIE's for which this interpretation would require consolidation. However, under FIN 46, the Company's subsidiaries, which issued mandatorily redeemable trust preferred securities, are required to be deconsolidated. Deconsolidation of these entities resulted in total assets and total liabilities increasing by $702,000 and did not have any impact on the Company's results of operations. No assurance can be given that the banking regulators will continue Tier 1 capital treatment for trust preferred securities in light of the recent accounting change.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

SELECTED FINANCIAL DATA

                                                           AT AND FOR YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share         ---------------------------------------------------------------
amounts and ratios)                                2003         2002         2001         2000         1999
---------------------------------------------   -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT DATA:
  Interest income............................ $    48,096  $    52,756  $    65,005  $    67,921  $    45,418
  Interest expense...........................       10,003       15,237       24,366       25,101       15,398
                                                -----------  -----------  -----------  -----------  -----------
  Net interest income before provision
     for probable loan losses................       38,093       37,519       40,639       42,820       30,020
  Provision for probable loan losses.........        2,900        2,663        1,910        3,159        2,198
                                                -----------  -----------  -----------  -----------  -----------
  Net interest income after provision
     for probable loan losses................       35,193       34,856       38,729       39,661       27,822
  Noninterest income.........................       10,429        9,030        6,297        2,877        6,051
  Noninterest expenses.......................       34,340       33,209       33,348       34,060       26,598
                                                -----------  -----------  -----------  -----------  -----------
  Income before income taxes.................       11,282       10,677       11,678        8,478        7,275
  Provision for income taxes.................        3,500        3,500        4,410        3,049        2,606
                                                -----------  -----------  -----------  -----------  -----------
  Net income.................................  $     7,782  $     7,177  $     7,268  $     5,429  $     4,669
                                                ===========  ===========  ===========  ===========  ===========
PER SHARE DATA(1):
  Basic net income(2)........................  $      0.69  $      0.65  $      0.66  $      0.51  $      0.47
  Diluted net income(3)......................  $      0.67  $      0.63  $      0.65  $      0.49  $      0.43
  Book value(4)..............................  $      7.89  $      7.33  $      6.63  $      6.01  $      5.81
  Weighted average number of shares
     outstanding - basic.....................   11,221,232   11,063,965   10,960,157   10,607,584    9,885,036
  Weighted average number of shares
     outstanding - diluted...................   11,572,588   11,324,650   11,257,721   11,108,329   10,922,977
  Shares outstanding at period end...........   11,381,037   11,214,414   11,114,967   10,939,124    9,737,739

BALANCE  SHEET  DATA:
  Investment securities......................  $   153,473  $   126,443  $   106,810  $   110,802  $    74,819
  Net loans..................................  $   652,637  $   660,680  $   621,763  $   601,130  $   394,729
  Allowance for probable loan losses.........  $    13,451  $    13,227  $    11,154  $     9,651  $     6,511
  Total assets...............................  $ 1,003,201  $   958,752  $   912,730  $   846,224  $   677,233
  Total deposits.............................  $   835,410  $   841,936  $   807,908  $   738,186  $   601,420
  Other borrowed funds.......................  $    43,600  $        --  $        --  $    18,000  $    12,000
  Notes payable to subsidiary grantor truts..  $    23,702  $    23,000  $    19,000  $    14,000  $        --
  Total shareholders' equity.................  $    89,846  $    82,217  $    73,673  $    65,733  $    56,544

SELECTED PERFORMANCE RATIOS:
  Return on average assets(5)................         0.81%       0.77%       0.84%       0.70%       0.79%
  Return on average equity...................         9.01%       9.14%      10.23%       9.07%       9.68%
  Net interest margin........................         4.34%       4.39%       5.00%       5.95%       5.56%
  Efficiency.................................        70.77%      71.34%      71.05%      74.53%      73.74%
  Average net loans as a percentage
     of average deposits.....................        78.89%      77.95%      78.21%      75.44%      71.88%
  Average total shareholders' equity as a
     percentage of average total assets......         9.01%       8.46%       8.18%       7.69%       8.15%

SELECTED ASSET QUALITY RATIOS(6):
  Net loan charge-offs to average loans......         0.41%       0.09%       0.07%         -- %       0.20%
  Allowance for loan losses to total loan....         2.02%       1.96%       1.76%       1.58%       1.62%

CAPITAL RATIOS(7):
  Tier 1 risk-based..........................         13.4%       12.1%       11.6%       10.5%       11.3%
  Total risk-based...........................         14.6%       13.4%       12.9%       11.7%       12.5%
  Leverage...................................         11.2%       10.7%       10.1%        9.3%        8.5%

Notes:

  All share figures are adjusted to reflect 10% stock dividend paid to shareholders of record as of February 7, 2000.

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

  Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans, foreclosed assets, and other real estate owned (OREO). As of December 31, 2003, the Company had $4,580,000 in nonperforming assets. As of December 31, 2002, the Company had $4,571,000 in nonperforming assets. As of December 31, 2001 and 2000, the Company had no nonperforming assets. As of December 31, 1999, the Company had $1,402,000 in nonperforming assets.

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

General

HCC's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment spreads could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. The Company applies Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for its stock option plan awards. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the year ended December 31, 2003, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Stock Based Compensation

Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount required to be paid to the Company by the optionee upon exercising the option. Because the Company's stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the stock option plan on the date of grant. For further information see Note 1 to the Consolidated Financial Statements following "Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K".

RESULTS OF OPERATIONS

OVERVIEW

For the year ended December 31, 2003, consolidated net income was $7,782,000, or $0.67 per diluted share, compared to $7,177,000, or $0.63 per diluted share, and $7,268,000, or $0.65 per diluted share, for the years ended December 31, 2002 and 2001, respectively. The increase in 2003 from 2002 was primarily due to the increase in the level of average earning assets, the continuing impact of the decreasing interest rate environment on interest bearing liabilities, and the change in mix of the deposit liabilities with a slight decrease in average interest bearing deposits and an increase in average noninterest bearing deposits. Also contributing to the increase in net income was the growth in noninterest income that outpaced the growth in noninterest expenses. The decrease in 2002 from 2001 was primarily a result of the full year effect of the declining interest rate environment that impacted the Company's net interest margin.

Average interest earning assets were up 3% for 2003 from 2002 and up 5% for 2002 from 2001. The increase was primarily attributable to growth in average loans and investments. The average rate on interest earning assets decreased to 5.47% in 2003 from 6.17% in 2002 and 7.99% in 2001 reflective of the continuing low interest rate environment and the FRB's 50 basis point reduction in November, 2002 and 25 basis point reduction in June, 2003 in short term interest rates. Average interest bearing liabilities showed a slight decrease of 1% for 2003 from 2002. Average time and brokered deposits decreased 35% in 2003 from 2002 more than offsetting the 19% increase in interest bearing demand deposits and the 16% increase in average savings and money-market accounts. Over the same period average noninterest bearing demand deposits increased 13%. Average interest bearing liabilities increased 6% in 2002 from 2001, with the increase primarily attributable to growth in interest bearing demand deposits, savings and money-market accounts and brokered deposits offset by a decrease in time deposits. The Company's average rate paid on interest bearing liabilities decreased to 1.61% in 2003 from 2.43% in 2002 and 4.12% in 2001, reflective of the continuing low interest rate environment in 2003 and 2002, and the timing of the Company's repricing of its interest bearing deposits. As a result, net interest margin decreased only 5 basis points to 4.34% in 2003, compared to a 61 basis point decrease to 4.39% in 2002 from 5.00% in 2001.

Net interest income increased $574,000, or 2%, to $38,093,000 for the year ended December 31, 2003 from $37,519,000 for the year ended December 31, 2002 as the increase in average earning assets and the decrease in average interest bearing liabilities offset the effect of the decline in market interest rates. Net interest income declined $3,120,000, or 8%, for the year ended December 31, 2002 to $37,519,000 from $40,639,000 for the year ended December 31, 2001 primarily due to the decline in interest rates.

Total noninterest income was $10,429,000 in 2003, compared to $9,030,000 in 2002, and $6,297,000 in 2001. The primary components of noninterest income in 2003 included $2,228,000 in gain on sales of SBA loans, $1,819,000 in servicing income, $1,810,000 in service charges and other fees, $1,151,000 in appreciation of Corporate Owned Life Insurance, $1,012,000 in brokered fees, and $735,000 in gain on sales of securities. The increase in other income was primarily due to an increase in equipment leasing of $1,092,000. The primary components of noninterest income in 2002 included $2,262,000 in gains on sales of SBA loans, $1,036,000 in gain on sales of securities, $1,113,000 in appreciation of Corporate Owned Life Insurance, $1,317,000 in servicing income, $1,085,000 in brokered fees, and $1,425,000 in service charges and other fees. Noninterest income in 2001 included $1,758,000 in gains on sales of SBA loans, $721,000 in servicing income, $732,000 in gains on sales of securities, $967,000 in service charges and other fees, $626,000 in brokered fees, and $1,029,000 in appreciation of Corporate Owned Life Insurance.

Total noninterest expense was $34,340,000 in 2003, up from $33,209,000 in 2002, and $33,348,000 in 2001. Salaries and employee benefits, the single largest component of operating expenses, were $17,975,000 for 2003, down slightly from $18,067,000 for 2002, and $18,119,000 in 2001. The increase in total noninterest expenses for 2003 was primarily due to an increase in occupancy costs of $363,000 and in amortization of the Company's investments in low income housing projects and leased equipment of $959,000.

Total assets as of December 31, 2003 were $1,003,201,000, an increase of $44,449,000, or 5%, from $958,752,000 as of December 31, 2002. Total deposits as of December 31, 2003 were $835,410,000, a decrease of $6,526,000, or less than 1%, from $841,936,000 as of December 31, 2002.

The total loan portfolio as of December 31, 2003 was $666,088,000, a decrease of $7,819,000, or 1%, compared to $673,907,000 as of December 31, 2002. The Company's allowance for probable loan losses was $13,451,000, or 2.02%, of total loans as of December 31, 2003, compared to $13,227,000, or 1.96%, of total loans at December 31, 2002.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans foreclosed assets and other real estate owned (OREO). As of December 31, 2003, nonperforming assets were $4,580,000, compared to $4,571,000 as of December 31, 2002. The Company had no nonperforming assets as of December 31, 2001.

The Company's shareholders' equity at December 31, 2003 was $89,846,000 compared with $82,217,000 as of December 31, 2002, a 9% increase, which reflects net earnings of $7,782,000 in 2003, the proceeds from exercise of stock options, the change in unallocated ESOP shares, and the effect of the unrealized losses on securities available-for-sale. Book value per share increased 8% to $7.89 as of December 31, 2003, compared to $7.33 as of December 31, 2002 and $6.63 as of December 31, 2001. The Company's leverage capital ratio increased to 11.2% at December 31, 2003, from 10.7% at December 31, 2002 and 10.1% at December 31, 2001, primarily due to the growth in shareholders' equity and the additional Tier I capital from the $4.0 million of trust preferred securities issued in 2002.

Return on average equity for the year ended December 31, 2003 was 9.01%, compared to 9.14% for 2002 and 10.23% for 2001. Return on average assets for 2003 was 0.81%, compared to 0.77% for 2002 and 0.84% for 2001.

NET INTEREST INCOME AND NET INTEREST MARGIN

The following table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net yield on average interest earning assets for the periods indicated. Average balances are based on daily averages.

                                                                                         Year Ended December 31,
                                                   ----------------------------------------------------------------------------------------------------
                                                                 2003                              2002                              2001
                                                   --------------------------------  --------------------------------  --------------------------------
                                                               Interest    Average               Interest    Average               Interest    Average
                                                    Average     Income/    Yield/     Average     Income/    Yield/     Average     Income/    Yield/
(Dollars in thousands)                              Balance     Expense     Rate      Balance     Expense     Rate      Balance     Expense     Rate
-------------------------------------------------  ----------  ---------  ---------  ----------  ---------  ---------  ----------  ---------  ---------
ASSETS:
Loans, gross(1).................................. $  681,174  $  42,934       6.30% $  675,295  $  46,609       6.90%$   645,632  $  57,153       8.85%
Investment securities(2).........................    143,529      4,609       3.21%    111,428      5,076       4.56%     96,340      5,269       5.47%
Interest bearing deposits in other institutions..      5,207         44       0.85%      6,758         88       1.30%      5,094        157       3.08%
Federal funds sold...............................     48,604        509       1.05%     61,191        983       1.61%     66,490      2,426       3.65%
                                                   ----------  ---------             ----------  ---------             ----------  ---------
   Total interest earning assets.................    878,514     48,096       5.47%    854,672     52,756       6.17%    813,556     65,005       7.99%
                                                               ---------                         ---------                         ---------
Cash and due from banks..........................     40,233                            37,522                            28,795
Premises and equipment, net......................      4,846                             5,596                             6,024
Other assets.....................................     34,937                            29,993                            20,249
                                                   ----------                        ----------                        ----------
   Total assets.................................. $  958,530                        $  927,783                       $   868,624
                                                   ==========                        ==========                        ==========
LIABILITIES AND SHAREHOLDERS'
EQUITY:
Deposits:
Demand, interest bearing......................... $   96,772  $     496       0.51% $   81,011  $     719       0.89%$    69,634  $   1,099       1.58%
Savings and money-market.........................    318,774      3,705       1.16%    275,217      4,778       1.74%    227,346      7,014       3.09%
Time deposits, under $100........................     43,060        798       1.85%     56,097      1,762       3.14%     78,910      4,237       5.37%
Time deposits, $100 and over.....................    101,406      1,812       1.79%    129,702      3,572       2.75%    166,268      8,606       5.18%
Brokered deposits................................     24,559        995       4.05%     65,183      2,522       3.87%     30,843      1,641       5.32%
Other borrowings.................................     38,387      2,197       5.72%     20,784      1,884       9.06%     18,545      1,769       9.54%
                                                   ----------  ---------             ----------  ---------             ----------  ---------
   Total interest bearing
     liabilities.................................    622,958     10,003       1.61%    627,994     15,237       2.43%    591,546     24,366       4.12%
                                                               ---------                         ---------                         ---------
Demand deposits..................................    238,467                           211,195                           204,112
Other liabilities................................     10,744                            10,079                             1,910
                                                   ----------                        ----------                        ----------
   Total liabilities.............................    872,169                           849,268                           797,568
Shareholders' equity.............................     86,361                            78,515                            71,056
                                                   ----------                        ----------                        ----------
   Total liabilities and
      shareholders' equity....................... $  958,530                        $  927,783                       $   868,624
                                                   ==========                        ==========                        ==========
Net interest income / margin.....................             $  38,093       4.34%             $  37,519       4.39%             $  40,639       5.00%
                                                               =========                         =========                         =========

(1) Yields and amounts earned on loans include loan fees of $4,036,000, $4,544,000, and $4,532,000 for the years ended December 31, 2003, 2002, and 2001. Nonaccrual loans of $3,972,000 and $4,571,000 for the years ended December 31, 2003 and 2002, and zero for the year ended December 31, 2001 are included in the average balance calculations above.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis and does not include a fair value adjustment.

Net interest income for the year ended December 31, 2003 increased $574,000, or 2%, to $38,093,000, compared to $37,519,000 for 2002. Net interest income for the year ended December 31, 2002 decreased $3,120,000, or 8%, from $40,639,000 reported for 2001. The increase in 2003 from 2002 was primarily due to the increase in the level of the average earning assets, the continuing impact of the decreasing interest rate environment on interest bearing liabilities, and the change in mix of the deposit liabilities with a slight decrease in average interest bearing liabilities. Overall the changes in volume contributed $2,056,000 to net interest income while the effect of the changes in rates reduced this contribution by $1,482,000 resulting in the overall increase in 2003 from 2002 of $574,000. The decrease in 2002 from 2001 was due to reductions in short term interest rates which immediately affected the rates applicable to the majority of the Company's loans; however, the Company's ability to reprice its interest earning liabilities lagged the repricing of its interest earning assets.

The Company's average interest earning assets were up $23,842,000, or 3%, in 2003 to $878,514,000 from $854,672,000 for 2002. The yield on interest earning assets in 2003 was 5.47%, compared to 6.17% in 2002, and 7.99% in 2001. The Company's average interest bearing liabilities were down $5,036,000, or less than 1%, in 2003 to $622,958,000 compared to $627,994,000 for 2002. The rate paid on interest bearing liabilities in 2003 was 1.61%, compared to 2.43% in 2002, and 4.12% in 2001.

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

                                                                          Years Ended December 31,
                                                     ------------------------------------------------------------------
                                                            2003 versus 2002                  2002 versus 2001
                                                     --------------------------------  --------------------------------
                                                           Increase (Decrease) Due           Increase (Decrease) Due
                                                                to Change In:                     to Change In:
                                                     --------------------------------  --------------------------------
                                                      Average     Average      Net      Average     Average      Net
(Dollars in thousands)                                 Volume      Rate      Change      Volume      Rate      Change
---------------------------------------------------  ----------  ---------  ---------  ----------  ---------  ---------
INTEREST EARNING ASSETS:
  Loans, gross..................................... $      371  $  (4,046) $  (3,675) $    2,047  $ (12,591) $ (10,544)
  Investment securities............................      1,031     (1,498)      (467)        687       (880)      (193)
  Interest bearing deposits in other institutions..        (13)       (31)       (44)         22        (91)       (69)
  Federal funds sold...............................       (132)      (342)      (474)        (85)    (1,358)    (1,443)
                                                     ----------  ---------  ---------  ----------  ---------  ---------
Total interest earning assets...................... $    1,257  $  (5,917) $  (4,660) $    2,671  $ (14,920) $ (12,249)
                                                     ----------  ---------  ---------  ----------  ---------  ---------
INTEREST BEARING LIABILITIES:
  Demand, interest bearing......................... $       81  $    (304) $    (223) $      101  $    (481) $    (380)
  Savings and money-market.........................        506     (1,579)    (1,073)        831     (3,067)    (2,236)
  Time deposits, under $100........................       (242)      (722)      (964)       (717)    (1,758)    (2,475)
  Time deposits, $100 and over.....................       (506)    (1,254)    (1,760)     (1,007)    (4,027)    (5,034)
  Brokered deposits................................     (1,646)       119     (1,527)      1,329       (448)       881
  Other borrowings.................................      1,008       (695)       313         203        (88)       115
                                                     ----------  ---------  ---------  ----------  ---------  ---------
Total interest bearing liabilities................. $     (799) $  (4,435) $  (5,234) $      740  $  (9,869) $  (9,129)
                                                     ----------  ---------  ---------  ----------  ---------  ---------
Net interest income................................ $    2,056  $  (1,482) $     574  $    1,931  $  (5,051) $  (3,120)
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

For 2003, the provision for probable loan losses was $2,900,000, compared to $2,663,000 for 2002 and $1,910,000 for 2001. The allowance for probable loan losses represented 2.02%, 1.96%, and 1.76% of total loans at December 31, 2003, 2002, and 2001, respectively. See "Allowance for Probable Loan Losses" on page 38 for additional information.

NONINTEREST INCOME

The following table sets forth the various components of the Company's noninterest income:

                                                                                            Increase (Decrease)
                                                                                --------------------------------------------
                                                   Years Ended December 31,       2003 versus 2002       2002 versus 2001
                                              --------------------------------  ---------------------  ---------------------
(Dollars in thousands)                           2003       2002       2001       Amount     Percent    Amount     Percent
--------------------------------------------  ----------  ---------  ---------  ----------  ---------  ---------  ----------
Gain on sale of loans....................... $    2,228  $   2,262  $   1,758  $      (34)        (2)%$     504          29%
Servicing income............................      1,819      1,317        721         502         38%      596          83%
Service charges and other fees..............      1,810      1,425        967         385         27%      458          47%
Appreciation of company
  owned life insurance......................      1,151      1,113      1,029          38          3%       84           8%
Brokered fees...............................      1,012      1,085        626         (73)        (7)%      459          73%
Gain on sale of securities
  available-for-sale........................        735      1,036        732        (301)       (29)%      304          42%
Gain on sale of credit
   card portfolio...........................         --        172         --        (172)      (100)%      172          -- %
Other.......................................      1,674        620        464       1,054        170%      156          34%
                                              ----------  ---------  ---------  ----------             ---------
Total....................................... $   10,429  $   9,030  $   6,297  $    1,399         15%$   2,733          43%
                                              ==========  =========  =========  ==========             =========

Noninterest income for the year ended December 31, 2003 was $10,429,000, compared to $9,030,000 for 2002 and $6,297,000 for 2001. The increase in 2003 was primarily due to increased servicing income of $502,000, service charges and other fees of $385,000, compared to same period in 2002. The increase in other income was primarily due to an increase in equipment leasing of $1,092,000. The overall increase in servicing income was primarily the result of expansion of the SBA lending operation and the overall increase in the level of loans serviced. The increase in service charges and other fees was primarily from an increase in demand deposit accounts resulting in customers paying additional fees for services. The increase in equipment leasing was primarily from the leasing of medical and test equipment for eleven months in 2003, as opposed to one month in 2002. In December of 2003, the leasing agreement was renegotiated resulting in the reclassification of the lease as a direct financing lease which is included as part of the loan portfolio at December 31, 2003. The increases in service charges and fees were primarily the result of an increase in activity resulting from the growth of the Company. The increases in appreciation of company owned life insurance of $38,000 was primarily the result of increases in the cash surrender value of the Corporate Owned Life Insurance policies, which provides a funding source for the Company's Supplemental Executive Retirement Plan. The above increases were offset by the decrease in gain on sale of securities available-for-sale of $301,000 due to market conditions and the decrease on sale of the credit card portfolio of $172,000 sold in 2002.

The increase in noninterest income in 2002 over 2001 was primarily due to increased sales of and related gains on sales of SBA loans of $504,000, an increase in servicing income of $596,000, an increase in service charges and other fees of $458,000, and increase in brokered fees of $459,000, and an increase in gains on sales of securities of $304,000. The increased sales of SBA loans were attributable to the strategic focus in 2002 on increasing SBA origination and to take advantage of the favorable market conditions for both the sales of the guaranteed portions of the loans and available-for-sale securities. The increases in service charges and fees were primarily the result of an increase in activity resulting from the growth of the Company. In addition, noninterest income included a $172,000 gain on sale of the Company's credit card portfolio in 2002.

NONINTEREST EXPENSES

The following table sets forth the various components of the Company's noninterest expenses:

                                                                                            Increase (Decrease)
                                                                                --------------------------------------------
                                                   Years Ended December 31,       2003 versus 2002       2002 versus 2001
                                              --------------------------------  ---------------------  ---------------------
(Dollars in thousands)                           2003       2002       2001       Amount     Percent    Amount     Percent
--------------------------------------------  ----------  ---------  ---------  ----------  ---------  ---------  ----------
Salaries and benefits....................... $   17,975  $  18,067  $  18,119  $      (92)        (1)%$     (52)          0%
Occupancy...................................      3,531      3,168      2,847         363         11%      321          11%
Furniture and equipment.....................      1,588      1,503      1,453          85          6%       50           3%
Professional fees...........................      1,548      1,563      1,447         (15)        (1)%      116           8%
Loan origination costs......................      1,439      1,277      1,335         162         13%      (58)         (4)%
Client services.............................      1,018      1,100      1,889         (82)        (7)%     (789)        (42)%
Advertising and promotion...................        747        737      1,116          10          1%     (379)        (34)%
Stationery & supplies.......................        324        345        489         (21)        (6)%     (144)        (29)%
Telephone ..................................        311        338        358         (27)        (8)%      (20)         (6)%
Loss on disposition of OREO ................         76         --         --          76         -- %       --          -- %
Other.......................................      5,783      5,111      4,295         672         13%      816          19%
                                              ----------  ---------  ---------  ----------             ---------
Total....................................... $   34,340  $  33,209  $  33,348  $    1,131          3%$    (139)          0%
                                              ==========  =========  =========  ==========             =========

The following table indicates the percentage of noninterest expenses in each category:

                                                                     Years Ended December 31,
                                              ------------------------------------------------------------------
                                                        2003                  2002                   2001
                                              ---------------------  ---------------------  --------------------
                                                            % of                  % of                   % of
(Dollars in thousands)                          Amount      Total     Amount      Total      Amount      Total
--------------------------------------------  ----------  ---------  ---------  ----------  ---------  ---------
Salaries and benefits....................... $   17,975         52% $  18,067          54% $  18,119         54%
Occupancy...................................      3,531         10%     3,168          10%     2,847          9%
Furniture and equipment.....................      1,588          5%     1,503           5%     1,453          4%
Professional fees...........................      1,548          5%     1,563           5%     1,447          4%
Loan origination costs......................      1,439          4%     1,277           4%     1,335          4%
Client services.............................      1,018          3%     1,100           3%     1,889          6%
Advertising and promotion...................        747          2%       737           2%     1,116          3%
Stationery & supplies.......................        324          1%       345           1%       489          1%
Telephone ..................................        311          1%       338           1%       358          1%
Loss on disposition of OREO ................         76          0%        --          --         --         --
Other.......................................      5,783         17%     5,111          15%     4,295         14%
                                              ----------  ---------  ---------  ----------  ---------  ---------
Total....................................... $   34,340        100% $  33,209         100% $  33,348        100%
                                              ==========  =========  =========  ==========  =========  =========

Noninterest expenses for the year ended December 31, 2003 were $34,340,000, up $1,131,000, or 3%, from $33,209,000 for the year ended December 31, 2002, which was down $139,000 from $33,348,000 for the year ended December 31, 2001.

Salaries and employee benefits, the single largest component of noninterest expenses, were $17,975,000 for the year ended December 31, 2003, down slightly from $18,067,000 for 2002 and $18,119,000 for 2001. The increase in occupancy and equipment expenses of $448,000 in 2003 was primarily due to costs for the addition of new facilities and the write down of certain computer equipment and leasehold improvements related to the Company's decision to outsource its data processing operations beginning in 2004. In 2003, loan origination costs increased $162,000 due to continued growth in the loan portfolio. In 2003, client services expense decreased $82,000 due to a reduction in services fees charged to the Company from third party vendors. The increase of $672,000 in other noninterest expenses in 2003 compared to 2002 was primarily attributable to an increase of $959,000 in amortization of the Company's investments in low income housing projects and depreciation on leased equipment offset by the decreases of $156,000 in retirement plan expense. In 2002, the increase in occupancy and equipment expenses of $371,000 and the increase in professional fees of $116,000 was in support of the overall growth of the Company, client service expense decreased $789,000 due to a reduction in both the level and pricing for certain of these services. Advertising and promotion fees decreased $379,000 from 2001 as certain advertising and sponsorships were discontinued in 2002.

PROVISION FOR INCOME TAXES

The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.

The provision for income taxes was $3,500,000 for the years ended December 31, 2003 and 2002, and $4,410,000 for the year ended December 31, 2001. The Company's effective tax rates were 31.0%, 32.8%, and 37.8% for the years ended December 31, 2003, 2002, and 2001, respectively. The effective tax rates are lower than the statutory rate of 42% primarily due to the Company's investment in Corporate Owned Life Insurance policies whose earnings are not subject to taxes, low income housing tax credits and investments in municipal securities.

FINANCIAL CONDITION

At December 31, 2003, the Company's total assets were $1,003,201,000, up 5% from $958,752,000 at December 31, 2002. The total loan portfolio was $666,088,000, down slightly from $673,907,000 at December 31, 2002, and total deposits were $835,410,000, also down slightly from $841,936,000 at December 31, 2002. The growth in total assets reflects an increase in the investment portfolio which was funded primarily from $28,600,000 in other borrowings. The Company did not have any other borrowings at December 31, 2002.

SECURITIES PORTFOLIO

The following table sets forth the carrying value of investment securities at the dates indicated:

                                                       Years Ended December 31,
                                                  -------------------------------
(Dollars in thousands)                              2003       2002       2001
                                                  ---------  ---------  ---------
Securities available-for-sale (at fair value)
U.S. Treasury................................... $   7,015  $   4,740  $   3,593
U.S. Government Agencies........................    36,115     48,029     53,762
Municipals......................................    15,704     12,134      9,273
Mortgage-Backed Securities......................    79,615     44,774     22,839
CMOs..............................................  15,024     14,134         --
Corporate Bonds...................................      --      2,632      2,067
                                                  ---------  ---------  ---------
   Total securities available-for-sale.......... $ 153,473  $ 126,443  $  91,534
                                                  =========  =========  =========
Securities held-to-maturity (at amortized cost)
Mortgage-Backed Securities...................... $      --  $      --  $   4,381
CMOs............................................        --         --        893
Municipals......................................        --         --     10,002
                                                  ---------  ---------  ---------
     Total securities held-to-maturity.......... $      --  $      --  $  15,276
                                                  =========  =========  =========

The following table summarizes the amounts and distribution of the Company's investment securities and the weighted average yields as of December 31, 2003:

                                                                     December 31, 2003
                                  --------------------------------------------------------------------------------------------
                                                                        Maturity
                                  --------------------------------------------------------------------------------------------
                                                      After One Year    After Five Years
                                                         and Within         and Within
                                  Within One Year        Five Years        Ten Years       After Ten Years          Total
                                  ----------------   ----------------   ----------------   ----------------   ----------------
(Dollars in thousands)             Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield
--------------------------------  -------- -------   -------- -------   -------- -------   -------- -------   -------- -------
Securities available-for-sale:
 U.S. Treasury.................. $     --      -- % $  7,015    1.23% $     --      -- % $     --      -- % $  7,015    1.23%
 U.S. Government Agencies.......       --      -- %   33,224    2.41%    2,891    3.13%       --      -- %   36,115    2.47%
 Municipals - tax exempt........      465    4.88%   12,480    3.00%    2,759    3.50%       --      -- %   15,704    3.14%
 Mortgage-Backed Securities.....       --      -- %       --      -- %    8,601    3.62%   71,014    3.83%   79,615    3.81%
 CMOs...........................       --      -- %       --      -- %       --      -- %   15,024    3.07%   15,024    3.07%
                                  --------           --------           --------           --------           --------
   Total available-for-sale      $    465    4.88% $ 52,719    2.39% $ 14,251    3.50% $ 86,038    3.70% $153,473    3.24%
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

As of December 31, 2003, the only securities held by the Company where the aggregate book value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

Securities are pledged to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) or of other funds such as bankruptcy trustee deposits. Securities with amortized cost of $49,474,000 and $29,710,000 as of December 31, 2003 and 2002 were pledged to secure public and certain other deposits as required by law or contract.

LOANS

Total loans (exclusive of loans held for sale) were $666,088,000 at December 31, 2003, down 1% from $673,907,000 at December 31, 2002, which was a 6% increase from $632,917,000 at December 31, 2001. The Company's allowance for loan losses was $13,451,000, or 2.02% of total loans, as of December 31, 2003, as compared to $13,227,000, or 1.96% of total loans, as of December 31, 2002, and $11,154,000, or 1.76% of total loans, at December 31, 2001. As of December 31, 2003 and 2002, the Company had $4,580,000 and $4,571,000, respectively, in nonperforming assets. As of December 31, 2001, the Company had no nonperforming assets.

The loan portfolio is primarily composed of commercial loans to companies principally engaged in manufacturing, wholesale and service businesses and real estate lending, with the balance in direct equipment finance leases and consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at present. The Company's borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

The following table presents the Company's loans outstanding at year-end by loan type:

                                                                       December 31,
                               ---------------------------------------------------------------------------------------------
                                          % of               % of               % of               % of               % of
(Dollars in thousands)           2003     Total     2002     Total     2001     Total     2000     Total     1999     Total
-----------------------------  --------- -------  --------- -------  --------- -------  --------- -------  --------- -------
Commercial................... $ 281,561      42% $ 263,144      39% $ 208,713      33% $ 200,846      33% $ 141,101      35%
Real estate - mortgage.......   276,908      42%   259,974      38%   246,119      39%   230,468      38%   153,518      38%
Real estate - land and
 construction................   101,082      15%   147,822      22%   174,077      27%   171,325      28%    96,868      24%
Direct financing lease.......     3,931       1%        --      --         --      --         --      --         --      --
Consumer.....................     1,743       0%     2,850       1%     3,833       1%     8,172       1%    10,048       3%
                               --------- -------  --------- -------  --------- -------  --------- -------  --------- -------
Total loans..................   665,225     100%   673,790     100%   632,742     100%   610,811     100%   401,535     100%
Deferred loan costs (fees)...       863                117                175                (30)              (295)
Allowance for loan losses....   (13,451)           (13,227)           (11,154)            (9,651)            (6,511)
                               ---------          ---------          ---------          ---------          ---------
Loans, net................... $ 652,637          $ 660,680          $ 621,763          $ 601,130          $ 394,729
                               =========          =========          =========          =========          =========

The change in the Company's loan portfolio is primarily due to the increase in the commercial and real estate mortgage loan portfolio and in the direct financing lease offset by the normal maturation on the real estate land and construction loans and a decline in consumer loans due to pay-offs in installment loans. The increase in the commercial and real estate mortgage loan portfolios is due to the Company's continued expansion and focus on originating these types of loans.

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

The Company is an active participant in the Small Business Administration (SBA) and California guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Loan Program. The Company regularly makes SBA-guaranteed loans and considers such loans to be investment loans; however, the guaranteed portion of these loans may be sold in the secondary market depending on market conditions and, once it is determined they will be sold, are classified as held for sale and carried at the lower of cost or market. In the event of the sale of a guaranteed portion SBA loan, the Company retains the servicing rights for the sold portion. As of December 31, 2003, 2002, and 2001, $117.8 million, $83.0 million and $50.1 million, respectively, in SBA loans were serviced by the Company for others.

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

The Company's direct financing lease represents a master agreement for lease of electronic testing equipment. The original agreement was amended in December 2003, which resulted in a reclassification of the lease from equipment under operating leases to a direct financing lease. The amended agreement is for five years with an option for the borrower to repurchase the equipment beginning in October 15, 2006. The lease has an estimated residual value of $424,000 and matures in November 2008.

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

With certain exceptions, the Banks are permitted to make extensions of its credit to any one borrowing entity up to 15% of the Banks' capital and reserves for unsecured loans and up to 25% of the Banks' capital and reserves for secured loans. For HBC these lending limits were $17.6 million and $29.3 million at December 31, 2003.

The Company does not have any concentrations in its loan portfolio by industry or group of industries, however, 58% and 62% of its net loans were secured by real property as of December 31, 2003 and 2002. This is attributed the Company's continued focus on these types of lending.

The following table presents the maturity distribution of the Company's loans as of December 31, 2003. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 2003, approximately 88% of the Company's loan portfolio consisted of floating interest rate loans.

                                                          Over One
                                                Due in    Year But
                                               One Year   Less Than    Over
(Dollars in thousands)                          or Less   Five Years Five Years   Total
---------------------------------------------  ---------  ---------  ---------  ---------
Commercial................................... $ 269,514  $  11,298  $     749  $ 281,561
Real estate - mortgage.......................   200,717     50,039     26,152    276,908
Real estate - land and construction..........   101,082         --         --    101,082
Direct financing lease.......................       982      2,949         --      3,931
Consumer.....................................     1,513        230         --      1,743
                                               ---------  ---------  ---------  ---------
     Total loans.............................   573,808     64,516     26,901    665,225
                                               =========  =========  =========  =========

Loans with variable interest rates...........   554,535     31,776         70    586,381
Loans with fixed interest rates..............    19,273     32,740     26,831     78,844
                                               ---------  ---------  ---------  ---------
     Total loans............................. $ 573,808  $  64,516  $  26,901  $ 665,225
                                               =========  =========  =========  =========

HBC is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk, in excess of the amounts recognized in the balance sheet.

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

Commitments to extend credit as of December 31, were as follows:

(Dollars in thousands)                                        2003        2002
---------------------------------------------------------  ----------  ----------
Commitments to extend credit............................. $  269,504  $  303,510
Standby letters of credit................................      4,449       3,817
                                                           ----------  ----------
                                                          $  273,953  $  307,327
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

Standby letters of credit are written conditional commitments issued by HBC to guaranty the performance of a client to a third party. The premiums received of $30,000 on the outstanding standby letters of credit are deferred until the guarantee is utilized or expires. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

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

                                                                     December 31,
                                               -----------------------------------------------------
(Dollars in thousands)                           2003       2002       2001       2000       1999
                                               ---------  ---------  ---------  ---------  ---------
Nonaccrual loans............................. $   3,972  $   4,571  $      --  $      --  $   1,402
Loans 90 days past due and still accruing....       608         --         --         --         --
Restructured loans...........................        --         --         --         --         --
                                               ---------  ---------  ---------  ---------  ---------
   Total nonperforming loans.................     4,580      4,571         --         --      1,402
Foreclosed assets............................        --         --         --         --         --
                                               ---------  ---------  ---------  ---------  ---------
   Total nonperforming assets................ $   4,580  $   4,571  $      --  $      --  $   1,402
                                               =========  =========  =========  =========  =========
Nonperforming assets as a percentage of
    period end loans plus foreclosed assets..      0.69%      0.68%        --         --       0.35%

As of December 31, 2003, the Company had $3,972,000 in loans on nonaccrual status, which were considered impaired loans. The impaired loans had a related valuation allowance of $464,000 as of December 31, 2003. The Company had $608,000 in loans past due 90 days or more and still accruing interest and no restructured loans as of December 31, 2003. As of December 31, 2002, the Company had $4,571,000 in loans on nonaccrual status, which were considered impaired loans. The impaired loans had a related valuation allowance of $356,000 as of December 31, 2002. The Company had no loans past due 90 days or more and still accruing interest and no restructured loans as of December 31, 2002. As of December 31, 2001, the Company had no loans on nonaccrual status, no significant loans past due 90 days or more and still accruing interest, no restructured loans, no foreclosed assets, and no impaired loans. For the year ended December 31, 2003, the Company had $167,000 foregone interest income on nonaccrual loans, compared to $70,000 and zero for the years ended December 31, 2002 and 2001. For the year ended December 31, 2003 and 2002, the Company recognized $3,000 and $134,000, respectively, in interest income for cash payments received on nonaccrual loans. The Company did not recognize any such income for the year ended December 31, 2001.

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

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified loans include all loans considered as substandard, doubtful, and loss and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).

As of December 31, 2003, the principal balance of classified loans, which include all loans internally graded as substandard, doubtful, and loss, was $48,257,000. These loans constituted 7% of total loans and 47% of capital and reserves as of that date. As of December 31, 2002, the principal balance of classified loans was $27,915,000. These loans constituted 4% of total loans and 29% of capital and reserves as of that date. At December 31, 2001, the principal balance of classified loans was $14,594,000. These loans constituted 2% of total loans and 17% of capital and reserves at that date. During the first quarter of 2004, the Company identified a $4,000,000 unsecured credit with risks identified that create doubt about the full future repayment under the original terms of the agreement. The loan has been placed on nonaccrual status and the Company has established a specific reserve for this loan. Other than this loan and the loans already classified at December 31, 2003, the Company has not identified any potential problem loans that would result in these loans being included as nonperforming or classified loans at a future date.

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

The following table summarizes the Company's loan loss experience as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

(Dollars in thousands)                           2003       2002       2001       2000       1999
---------------------------------------------  ---------  ---------  ---------  ---------  ---------
Balance, beginning of period................. $  13,227  $  11,154  $   9,651  $   6,511  $   5,069
Charge-offs:
         Commercial..........................    (2,906)      (936)      (708)       (52)      (203)
         Real estate - mortgage..............        --         --         --         --         --
         Real estate - land and construction.        --         --         --         --         --
         Direct financing lease..............        --         --         --         --         --
         Consumer............................        --         --         (1)        --       (629)
                                               ---------  ---------  ---------  ---------  ---------
Total charge-offs............................    (2,906)      (936)      (709)       (52)      (832)
Recoveries:
         Commercial..........................       230        346        301         33         67
         Real estate - mortgage..............        --         --         --         --         --
         Real estate - land and construction.        --         --         --         --         --
         Direct financing lease..............        --         --         --         --         --
         Consumer............................        --         --          1         --          9
                                               ---------  ---------  ---------  ---------  ---------
Total recoveries.............................       230        346        302         33         76
                                               ---------  ---------  ---------  ---------  ---------
Net charge-offs..............................    (2,676)      (590)      (407)       (19)      (756)
Provision for loan losses....................     2,900      2,663      1,910      3,159      2,198
                                               ---------  ---------  ---------  ---------  ---------
Balance, end of period....................... $  13,451  $  13,227  $  11,154  $   9,651  $   6,511
                                               =========  =========  =========  =========  =========

RATIOS:
  Net charge-offs to average loans
  outstanding................................      0.41%     0.09%     0.07%       -- %     0.20%
  Allowance for loan losses to average loans.      2.07%     2.07%     1.84%     1.80%     1.71%
  Allowance for loan losses to total
  loans at end of period.....................      2.02%     1.96%     1.76%     1.58%     1.62%
  Allowance for loan losses to
  nonperforming loans........................       294%      289%       -- %       -- %      464%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously though provisions for loan losses. The net charge-offs in 2003 were $2,676,000, compared to $590,000 in 2002, $407,000 in 2001, $19,000 in 2000, and $756,000 in 1999. The increase in net charge-offs in 2003 was primarily a result of a $2,000,000 write-off taken in third quarter of 2003 related to a single commercial loan. However, historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocation as a percent of loans outstanding in each loan category at the dates indicated:

                                                                          December 31,
                            ------------------------------------------------------------------------------------------------------
                                   2003                 2002                 2001                 2000                1999
                            ------------------   ------------------   ------------------   ------------------   ------------------
                                      Percent              Percent              Percent              Percent              Percent
                                       of ALL               of ALL               of ALL               of ALL               of ALL
                                      in each              in each              in each              in each              in each
                                      category             category             category             category             category
                                      to total             to total             to total             to total             to total
(Dollars in thousands)      Allowance  loans     Allowance  loans     Allowance  loans     Allowance  loans     Allowance  loans
--------------------------  --------- --------   --------- --------   --------- --------   --------- --------   --------- --------
Commercial................ $   9,628     3.42% $   6,349     2.41% $   5,489     2.63% $   4,244     2.11% $   3,069     2.18%
Real estate - mortgage....     2,003     0.72%     2,411     0.93%     1,420     0.58%     1,509     0.65%     1,025     0.67%
Real estate - land and
 construction.............     1,714     1.70%     3,574     2.42%     3,066     1.76%     2,084     1.22%     1,343     1.39%
Direct financing lease....        39     1.00%        --       -- %        --       -- %        --       -- %        --       -- %
Consumer..................        37     2.12%        47     1.63%       102     2.66%       158     1.93%       170     1.69%
Unallocated...............        30       -- %       846       -- %     1,077       -- %     1,656       -- %       904       -- %
                            ---------            ---------            ---------            ---------            ---------
Total..................... $  13,451     2.02% $  13,227     1.96% $  11,154     1.76% $   9,651     1.58% $   6,511     1.62%
                            =========            =========            =========            =========            =========

The increase in the allowance for probable loan losses reflects the growth in the Company's commercial loan portfolio, which has a higher risk profile than other loans and the increased level of classified loans.

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. As of December 31, 2003 and 2002, nonperforming loans had a related specific valuation allowance of $474,000 and $356,000, respectively. There were no specific allowances allocated as of December 31, 2001 as the Company did not have any impaired loans.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes its prior industry experience to determine the loss factor for each loan category. The formula allowance on December 31, 2003 was $12,947,000, compared to $12,025,000 on December 31, 2002. The increase was attributable to several factors, most notably the growth in commercial loans, the increase in classified credits, which have a greater assigned loss factor and the Company's pro-active efforts in addressing the potential impact of changing economic conditions within the market place through an increase in the factors affecting the formula reserve allocations.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of December 31, 2003, the Company's unallocated allowance was $30,000, compared to $846,000 on December 31, 2002. The decrease in the unallocated allowance was primarily due to the efforts in addressing the potential impact of changing economic conditions through an increase in the factors affecting the formula reserve allocations. In evaluating the appropriateness of the unallocated allowance, management considered the following factors:

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

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the current level of unallocated reserves.

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

DEPOSITS

Total deposits were $835,410,000 at December 31, 2003, a decrease of $6,526,000, or 1%, compared to $841,936,000 at December 31, 2002. Although total deposits declined slightly, demand, savings, and money market deposits increased $56,227,000, or 9%, to $689,569,000 at December 31, 2003 from $633,342,000 at December 31, 2002. During the same period, time deposits decreased $62,753,000, or 30%, from $208,594,000 to $145,841,000. The reduction in time deposits reflects the Company's strategy to reduce brokered deposits from $47,640,000 in December 2002 to $11,970,000 at December 2003. The overall change in mix of the deposit portfolio had a positive impact on the net interest margin as the average cost of interest bearing liabilities was reduced.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                                         Years ended December 31,
                                        -----------------------------------------------------------
                                               2003                2002                 2001
                                        -----------------   ------------------   ------------------
                                                  Average             Average              Average
                                         Average   Rate      Average    Rate      Average    Rate
(Dollars in thousands)                   Balance   Paid      Balance    Paid      Balance    Paid
--------------------------------------  --------- -------   --------- --------   --------- --------
Demand, noninterest bearing........... $ 238,467      -- % $ 211,195       -- % $ 204,112       -- %
Demand, interest bearing..............    96,772    0.51%    81,011     0.89%    69,634     1.58%
Savings and money market..............   318,774    1.16%   275,217     1.74%   227,346     3.09%
Time deposits, under $100.............    43,060    1.85%    56,097     3.14%    78,910     5.37%
Time deposits, $100 and over..........   101,406    1.79%   129,702     2.75%   166,268     5.18%
Time deposits, brokered deposits......    24,559    4.05%    65,183     3.87%    30,843     5.32%
                                        ---------           ---------            ---------
Total average deposits................ $ 823,038    0.95% $ 818,405     1.63% $ 777,113     2.91%
                                        =========           =========            =========

As of December 31, 2003, the Company had a deposit mix of 41% in savings and money market accounts, 17% in time deposits, 13% in interest bearing demand accounts, and 29% in noninterest bearing demand deposits. On December 31, 2003, approximately $5,006,000, or less than 1%, of deposits were from public sources, and approximately $69,640,000, or 8%, of deposits were from title and escrow companies. As of December 31, 2002, the Company had a deposit mix of 34% in savings and money market accounts, 25% in time deposits, 11% in interest bearing demand accounts, and 30% in noninterest bearing demand deposits. On December 31, 2002, approximately $5,257,000, or less than 1%, of deposits were from public sources, and approximately $99,513,000, or 12%, of deposits were from title and escrow companies.

The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling approximately $11,970,000 and $47,640,000 at December 31, 2003 and 2002. These brokered deposits generally mature within one to three years. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of December 31, 2003:

                                                   % of
(Dollars in thousands)                   Balance   Total
                                        --------- -------
Three months or less.................. $  46,388      44%
Over three months through six months..    21,277      20%
Over six months through twelve months.    27,253      26%
Over twelve months....................    11,054      10%
                                        --------- -------
          Total....................... $ 105,972     100%
                                        ========= =======

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account. As a result certain types of business clients whom the Company caters to and serves typically carry average deposits in excess of $100,000. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. As of December 31, 2003, the Company's primary liquidity ratio was 18.51%, comprised of $53,200,000 in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $15,900,000 million securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $72,200,000, and $42,000,000 in cash and due from banks, as a percentage of total unsecured deposits of $819,510,000. As of December 31, 2002, the Company's primary liquidity ratio was 16.47%, comprised of $64,600,000 in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $15,000,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $44,000,000, and $42,600,000 in cash and due from banks, as a percentage of total unsecured deposits of $827,000,000. As of December 31, 2001, the Company's primary liquidity ratio was 20.49%, comprised of $65,200,000 in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $9,800,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $71,600,000, and $34,700,000 in cash and due from banks, as a percentage of total unsecured deposits of $789,100,000.

The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

(Dollars in thousands)                           2003          2002          2001
-------------------------------------------  ------------  ------------  ------------
Average balance during the year............ $     15,387  $        770  $      2,436
Average interest rate during the year......         1.71%         1.77%         5.80%
Maximum month-end balance during the year.. $     43,600  $         --  $         --
Average rate at December 31................         1.68%           --            --

The Company has Federal funds purchase lines and lines of credit of totaling $56,000,000. As of December 31, 2003, the Company had $15,000,000 borrowings from the FHLB.

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2003, are as follows:

(Dollars in thousands)                                 2004      2005      2006      2007      2008    There After   Total
--------------------------------------------------   --------  --------  --------  --------  --------  ----------  ---------
    FHLB short-term borrowings....................  $ 15,000  $     --  $     --  $     --  $     --  $       --  $  15,000
    Long-term borrowings..........................     8,800     7,100     4,300     4,200     4,200          --     28,600
    Notes payable to subsidiary grantor trusts....        --        --        --        --        --      23,702     23,702
    Operating leases..............................     2,289     2,146     1,867     1,579     1,136       1,715     10,732

In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for the payment of interest on interest bearing deposit accounts and debt obligations, payments for quarterly tax estimates and contributions to certain employee benefit plans.

CAPITAL RESOURCES

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                           December 31,
                                ----------------------------------
(Dollars in thousands)             2003        2002        2001
------------------------------  ----------  ----------  ----------
Capital components:
   Tier 1 Capital............. $  110,891  $  101,966  $   90,697
   Tier 2 Capital.............     10,403      10,563       9,664
                                ----------  ----------  ----------
   Total risk-based capital... $  121,294  $  112,529  $  100,361
                                ==========  ==========  ==========

Risk-weighted assets.......... $  830,537  $  842,399  $  779,060
Quarterly average assets...... $  992,608  $  950,091  $  898,020

                                                                      MINIMUM
                                                                    REGULATORY
                                                                    REQUIREMENTS
                                                                    -----------
Capital ratios:
Total risk-based capital......       14.6%       13.4%       12.9%         8.0%
Tier 1 risk-based capital.....       13.4%       12.1%       11.6%         4.0%
Leverage ratio(1).............       11.2%       10.7%       10.1%         4.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2003. The risk-based and leverage capital ratios are defined in Item 1 - "Business - Supervision and Regulation - Capital Adequacy Guidelines" on page 9.

At December 31, 2003, 2002 and 2001, the Company's capital met all minimum regulatory requirements. As of December 31, 2003, 2002 and 2001, management believes that HBC, and its former subsidiary banks, were considered "well capitalized" under the regulatory framework for prompt corrective action.

To enhance regulatory capital and to provide liquidity the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.875% subordinated debentures due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.60% subordinated debentures due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. Under applicable regulatory guidelines, the Trust Preferred securities currently qualify as Tier I capital. No assurance can be given that the banking regulators will continue Tier 1 capital treatment for trust preferred securities in light of the recent accounting change. The subsidiary trusts are not consolidated in the Company's consolidated financial statements and the subordinated debt payable to the subsidiary grantor trusts is recorded as debt of the Company to the related trusts.

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

The table below sets forth the interest rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of December 31, 2003, using the rate sensitivity GAP ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                      Due        Due in       Due
                                                     Within      Three     After One
                                                     Three     to Twelve    to Five    Due After   Not Rate-
(Dollars in  thousands)                              Months      Months      Years     Five Years  Sensitive     Total
-------------------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------
INTEREST EARNING ASSETS:
 Federal funds sold.............................. $   72,200  $       --  $       --  $       --  $       --  $   72,200
 Interest bearing deposits in other institutions.      2,039          --          --          --          --       2,039
 Securities......................................        135         330      52,719     100,289          --     153,473
 Total loans, including loans
    held-for-sale, net of deferred costs.........    527,710      80,548      61,567      26,901          --     696,726
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Total interest earning assets....................    602,084      80,878     114,286     127,190          --     924,438

Cash and due from banks..........................         --          --          --          --      39,978      39,978
Other assets.....................................         --          --          --          --      38,785      38,785
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Total assets..................................... $  602,084  $   80,878  $  114,286  $  127,190  $   78,763  $1,003,201
                                                   ==========  ==========  ==========  ==========  ==========  ==========

INTEREST BEARING LIABILITIES:
 Demand, interest bearing........................ $  105,260  $       --  $       --  $       --  $       --  $  105,260
 Savings and money market........................    345,886          --          --          --          --     345,886
 Time deposits...................................     62,196      67,702      15,943          --          --     145,841
 Other borrowings................................     15,000       8,800      19,800          --          --      43,600
 Notes payable to subsidiary grantor trusts......      9,279          --          --      14,423          --      23,702
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Total interest bearing liabilities...............    537,621      76,502      35,743      14,423          --     664,289

Demand noninterest bearing.......................     59,479          --          --          --     178,944     238,423
Accrual interest payable
  and other liabilities..........................         --          --          --          --      10,643      10,643
Shareholders' equity.............................         --          --          --          --      89,846      89,846
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Total liabilities and shareholders'
  equity......................................... $  597,100  $   76,502  $   35,743  $   14,423  $  279,433  $1,003,201
                                                   ==========  ==========  ==========  ==========  ==========  ==========

Interest rate sensitivity GAP.................... $    4,984  $    4,376  $   78,543  $  112,767  $ (200,670) $       --
                                                   ==========  ==========  ==========  ==========  ==========  ==========
Cumulative interest rate
  sensitivity GAP................................ $    4,984  $    9,360  $   87,903  $  200,670  $       --  $       --
Cumulative interest rate
  sensitivity GAP ratio..........................       0.50%      0.93%      8.76%     20.00%        -- %        -- %

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Since all of the Company's interest-bearing assets and liabilities are located at HBC, all of the Company's interest rate risk exposure lies at that level, as well. As a result, all interest rate risk management procedures are performed at HBC's level. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2003, the Company does not use interest rate derivatives to hedge its interest rate risk.

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

At December 31, 2003, it was estimated that the Company's MV would increase 30.90% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 34.02% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of December 31, 2003 and 2002, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

                                       2003                                           2002
                       ---------------------------------------------  ---------------------------------------------
                                              Market Value as a % of                         Market Value as a % of
                        $ Change   % Change   Present Value of Assets  $ Change   % Change   Present Value of Assets
(Dollars in thousands) in Market  in Market   ----------------------  in Market  in Market   ----------------------
Change in rates          Value      Value     MV Ratio   Change (bp)    Value      Value     MV Ratio   Change (bp)
---------------------  ---------- ----------  ---------  -----------  ---------- ----------  ---------  -----------
 + 200 bp............ $   46,986      30.90%     19.8%        467  $   45,780      36.18%     17.9%        475
     0 bp............ $       --         -- %     15.1%         --  $       --         -- %     13.1%         --
 - 200 bp............ $  (51,713)    (34.02)%     10.0%       (514) $  (40,906)    (32.33)%      9.0%       (425)

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and independent auditors' report are set forth on pages 51 through 78, which follows Item 15 - "Exhibits, Financial Statement Schedules, and Reports on Form 8-K."

The following table discloses the Company's selected quarterly financial data:

                                                                For the Quarter Ended
                          ------------------------------------------------------------------------------------------------
                          December 31, September 30, June 30,   March 31,  December 31, September 30, June 30,   March 31,
                             2003          2003        2003       2003        2002          2002        2002       2002
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Interest income......... $    12,219  $     11,556  $  11,873  $  12,448  $    13,344  $     13,051  $  13,290  $  13,071
Interest expense........       2,309         2,369      2,552      2,773        3,296         3,655      3,994      4,292
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net interest income.....       9,910         9,187      9,321      9,675       10,048         9,396      9,296      8,779
Provision for loan
  losses................         400           600        600      1,300          597           750        640        675
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net interest income
 after provision........       9,510         8,587      8,721      8,375        9,451         8,646      8,656      8,104
Noninterest income......       2,486         2,463      2,516      2,964        2,793         2,360      1,987      1,890
Noninterest expense.....       9,044         8,310      8,486      8,500        8,846         8,346      8,317      7,701
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net income before taxes.       2,952         2,740      2,751      2,839        3,398         2,660      2,326      2,293
Provision for income
  taxes.................         910           800        880        910        1,107           848        765        780
                          -----------  ------------  ---------  ---------  -----------  ------------  ---------  ---------
Net income.............. $     2,042  $      1,940  $   1,871  $   1,929  $     2,291  $      1,812  $   1,561  $   1,513
                          ===========  ============  =========  =========  ===========  ============  =========  =========
Net income per share
  basic................. $      0.18  $       0.17  $    0.17  $    0.17  $      0.21  $       0.16  $    0.14  $    0.14
Net income per share
  diluted............... $      0.17  $       0.17  $    0.16  $    0.17  $      0.20  $       0.16  $    0.14  $    0.13

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Exchange Act, as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

  There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company's Proxy Statement for the May 27, 2004 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company also included in the Company's Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the text under the caption "Executive Compensation" in the Proxy Statement for the May 27, 2004 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated by reference from the text under the caption "Proposal One - Election of Directors" in the Proxy Statement for the May 27, 2004 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions with officers, directors, and the Company, and equity compensation plan information, is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 27, 2004 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning certain relationships and related transactions with officers, directors, and the Company is incorporated by reference from the text under the caption "Principal Accounting Firm Fees" in the Proxy Statement for the May 27, 2004 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the independent auditors' report are set forth on pages 51 through 78.

(a)(2) FINANCIAL STATEMENT SCHEDULES

All schedules to the Financial Statements are omitted because of the absence of the conditions under which they are required or because the required information is included in the Financial Statements or accompanying notes.

(a)(3) EXHIBITS

The exhibit list required by this Item is incorporated by reference to the Exhibit Index included in this report.

(b) Reports on Form 8-K

The Registrant furnished a Current Report on Form 8-K dated January 20, 2004 under Items 7 and 12, to report its year end 2003 financial results, containing condensed summarized statements of financial position and results of operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp
DATE: March 12, 2004	BY: /s/ Brad Smith Brad Smith Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK BISCEGLIA Frank Bisceglia	Director	March 12, 2004
/s/ JAMES BLAIR James Blair	Director	March 12, 2004
/s/ PHILLIP R. BOYCE Phillip R. Boyce	Director	March 12, 2004
/s/ RICHARD CONNIFF Richard Conniff	Director and President of the Company and Chief Operating Officer	March 12, 2004
/s/ WILLIAM DEL BIAGGIO, JR. William Del Biaggio, Jr.	Director and Chairman of the Board	March 12, 2004
/s/ ANNEKE DURY Anneke Dury	Director	March 12, 2004
/s/ ROY LAVE Roy Lave	Director	March 12, 2004
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer, Principal Financial and Accounting Officer	March 12, 2004
/s/ LON NORMANDIN Lon Normandin	Director	March 12, 2004
/s/ JACK PECKHAM Jack Peckham	Director	March 12, 2004
/s/ HUMPHREY POLANEN Humphrey Polanen	Director	March 12, 2004
/s/ KIRK ROSSMANN Kirk Rossmann	Director	March 12, 2004
/s/ BRAD L. SMITH Brad L. Smith	Director and Chief Executive Officer	March 12, 2004
/s/ CHARLES TOENISKOETTER Charles Toeniskoetter	Director	March 12, 2004

HERITAGE COMMERCE CORP
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Heritage Commerce Corp:

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp and subsidiary (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heritage Commerce Corp and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Jose, California
February 20, 2004

HERITAGE COMMERCE CORP
CONSOLIDATED BALANCE SHEETS

                                                                               December 31,
                                                                          ----------------------
(Dollars in thousands)                                                       2003        2002
------------------------------------------------------------------------  ----------  ----------
                                 ASSETS
Cash and due from banks................................................. $   42,017  $   42,632
Federal funds sold......................................................     72,200      44,000
                                                                          ----------  ----------
                 Total cash and cash equivalents........................    114,217      86,632
Securities available-for-sale, at fair value............................    153,473     126,443
Loans held for sale, at lower of cost or market.........................     30,638      28,084
Loans, net of deferred costs of $863 and $117 for 2003 and 2002.........    666,088     673,907
Allowance for probable loan losses......................................    (13,451)    (13,227)
                                                                          ----------  ----------
                 Loans, net.............................................    652,637     660,680
Premises and equipment, net.............................................      4,034       5,194
Accrued interest receivable and other assets............................     20,425      24,549
Company owned life insurance ...........................................     25,273      23,898
Other investments.......................................................      2,504       3,272
                                                                          ----------  ----------
                TOTAL................................................... $1,003,201  $  958,752
                                                                          ==========  ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
       Demand, noninterest bearing...................................... $  238,423  $  248,616
       Demand, interest bearing.........................................    105,260      94,309
       Savings and money market.........................................    345,886     290,417
       Time deposits, under $100........................................     39,869      46,341
       Time deposits, $100 and over.....................................    105,972     162,253
                                                                          ----------  ----------
  Total deposits........................................................    835,410     841,936
  Accrued interest payable and other liabilities........................     10,643      11,599
  Other borrowings......................................................     43,600          --
  Notes payable to subsidiary grantor trusts............................     23,702      23,000
                                                                          ----------  ----------
                 Total liabilities......................................    913,355     876,535
                                                                          ----------  ----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares authorized: none
     outstanding........................................................         --          --
  Common stock, no par value; 30,000,000 shares authorized; shares
     outstanding: 11,381,037 in 2003 and 11,214,414 in 2002.............     65,234      64,002
  Unallocated ESOP shares...............................................       (443)       (693)
  Accumulated other comprehensive income,  net of taxes.................         79       1,714
  Retained earnings.....................................................     24,976      17,194
                                                                          ----------  ----------
                 Total shareholders' equity.............................     89,846      82,217
                                                                          ----------  ----------
                 TOTAL.................................................. $1,003,201  $  958,752
                                                                          ==========  ==========

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
CONSOLIDATED INCOME STATEMENTS

                                                                           Years ended December 31,
                                                                     ----------------------------------
(Dollars in thousands, except per share data)                           2003        2002        2001
-------------------------------------------------------------------  ----------  ----------  ----------
Interest income:
  Loans, including fees............................................ $   42,934  $   46,609  $   57,153
  Securities, taxable..............................................      4,198       4,576       4,399
  Securities, non-taxable..........................................        411         500         870
  Interest bearing deposits in other financial institutions........         44          88         157
  Federal funds sold...............................................        509         983       2,426
                                                                     ----------  ----------  ----------
Total interest income..............................................     48,096      52,756      65,005
                                                                     ----------  ----------  ----------
Interest expense:
  Deposits.........................................................      7,806      13,353      22,597
  Subsidiary grantor trusts........................................      1,935       1,871       1,644
  Other............................................................        262          13         125
                                                                     ----------  ----------  ----------
Total interest expense.............................................     10,003      15,237      24,366
                                                                     ----------  ----------  ----------
Net interest income before provision for probable loan losses......     38,093      37,519      40,639
Provision for probable loan losses.................................      2,900       2,663       1,910
                                                                     ----------  ----------  ----------
Net interest income after provision for probable loan losses.......     35,193      34,856      38,729
                                                                     ----------  ----------  ----------
Noninterest income:
  Gain on sale of loans............................................      2,228       2,262       1,758
  Servicing income.................................................      1,819       1,317         721
  Service charges and other fees on deposit accounts...............      1,810       1,425         967
  Appreciation of company owned life insurance.....................      1,151       1,113       1,029
  Brokered fees......................................................    1,012       1,085         626
  Gain on sales of securities available-for-sale...................        735       1,036         732
  Gain on sale of credit card portfolio............................         --         172          --
  Other............................................................      1,674         620         464
                                                                     ----------  ----------  ----------
Total noninterest income...........................................     10,429       9,030       6,297
                                                                     ----------  ----------  ----------
Noninterest expenses:
  Salaries and employee benefits...................................     17,975      18,067      18,119
  Occupancy........................................................      3,531       3,168       2,847
  Furniture and equipment..........................................      1,588       1,503       1,453
  Professional fees................................................      1,548       1,563       1,447
  Loan origination costs.............................................    1,439       1,277       1,335
  Client services..................................................      1,018       1,100       1,889
  Advertising and promotion........................................        747         737       1,116
  Stationery & supplies............................................        324         345         489
  Telephone........................................................        311         338         358
  Loss on disposition of OREO......................................         76          --          --
  Other............................................................      5,783       5,111       4,295
                                                                     ----------  ----------  ----------
Total noninterest expenses.........................................     34,340      33,209      33,348
                                                                     ----------  ----------  ----------
Income before provision for income taxes...........................     11,282      10,677      11,678
Provision for income taxes.........................................      3,500       3,500       4,410
                                                                     ----------  ----------  ----------
Net income......................................................... $    7,782  $    7,177  $    7,268
                                                                     ==========  ==========  ==========
Earnings per share:
   Basic........................................................... $     0.69  $     0.65  $     0.66
   Diluted......................................................... $     0.67  $     0.63  $     0.65

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

                                                               Accumulated
                                                                  Other
                                         Common Stock         Comprehensive                              Total         Other
                                      ----------------------     Income      Unallocated  Retained    Shareholders' Comprehensive
(Dollars in thousands)                  Shares      Amount    (Net of Taxes) ESOP Shares  Earnings       Equity        Income
                                      -----------  ---------  -------------  ----------  -----------  ------------  ------------
BALANCES, JANUARY  1, 2001........... 10,939,124  $  62,469  $         515  $       --  $     2,749  $     65,733  $
Net income...........................         --         --             --          --        7,268         7,268         7,268
Net change in unrealized
loss on securities
available-for-sale, net of
reclassification adjustment
and taxes............................         --         --            506          --           --           506           506
                                                                                                                    ------------
   Total comprehensive income........                                                                              $      7,774
                                                                                                                    ============
Unallocated ESOP shares..............         --         --             --        (901)          --          (901)
Stock options exercised..............    175,843      1,067             --          --           --         1,067
                                      -----------  ---------  -------------  ----------  -----------  ------------
BALANCES, DECEMBER 31, 2001.......... 11,114,967     63,536          1,021        (901)      10,017        73,673
Net income...........................         --         --             --          --        7,177         7,177  $      7,177
Net change in unrealized
gain on securities
available-for-sale, net of
reclassification adjustment
and taxes............................         --         --            693          --           --           693           693
                                                                                                                    ------------
   Total comprehensive income........                                                                              $      7,870
                                                                                                                    ============
Amortization of stock compensation...         --         --             --         208           --           208
Additional paid-in-capital in ESOP...         --         45             --          --           --            45
Stock options exercised..............     99,447        421             --          --           --           421
                                      -----------  ---------  -------------  ----------  -----------  ------------
BALANCES, DECEMBER 31, 2002.......... 11,214,414     64,002          1,714        (693)      17,194        82,217
Net income...........................         --         --             --          --        7,782         7,782  $      7,782
Net change in unrealized
loss on securities
available-for-sale, net of
reclassification adjustment
and taxes............................         --         --         (1,635)         --           --        (1,635)       (1,635)
                                                                                                                    ------------
   Total comprehensive income........                                                                              $      6,147
                                                                                                                    ============
Amortization of stock compensation...         --         --             --         250           --           250
Additional paid-in-capital in ESOP...         --         59             --          --           --            59
Stock options exercised..............    166,623      1,173             --          --           --         1,173
                                      -----------  ---------  -------------  ----------  -----------  ------------
BALANCES, DECEMBER 31, 2003.......... 11,381,037  $  65,234  $          79  $     (443) $    24,976  $     89,846
                                      ===========  =========  =============  ==========  ===========  ============

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years ended December 31,
                                                                       -------------------------------
(Dollars in thousands)                                                   2003       2002       2001
---------------------------------------------------------------------  ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................... $   7,782  $   7,177  $   7,268
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Loss on disposals of property and equipment.......................       (35)      (100)        --
   Depreciation and amortization.....................................     1,995      1,828      1,527
   Provision for probable loan losses................................     2,900      2,663      1,910
   Gain on sales of securities available-for-sale (AFS)..............      (735)    (1,036)      (732)
   Provision for deferred income taxes...............................       919     (1,188)     2,451
   Amortization / accretion of discounts and premiums on securities..       591        230       (668)
   Gain on sale of loans.............................................    (2,228)    (2,262)    (1,758)
   Proceeds from sales of loans held for sale........................    46,985     52,200     44,371
   Originations of loans held for sale...............................   (79,927)   (66,108)   (52,411)
   Maturities of loans held for sale.................................    32,616     20,547     13,268
   Appreciation of company owned life insurance......................    (1,151)    (1,113)    (1,029)
   Effect of changes in:
      Accrued interest receivable and other assets...................     3,486     (8,005)    (4,260)
      Accrued interest payable and other liabilities.................     1,153       (782)       671
                                                                       ---------  ---------  ---------
Net cash provided by operating activities............................    14,351      4,051     10,608
                                                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans.....................................     5,143    (41,581)   (22,543)
Purchases of securities available-for-sale (AFS).....................  (152,989)   (84,260)   (82,098)
Maturities/Paydowns/Calls of securities available-for-sale (AFS).....    49,834     24,575     24,484
Proceeds from sales of securities available-for-sale (AFS)...........    73,256     40,033     59,080
Maturities/Paydowns/Calls of securities held-to-maturity (HTM).......        --      1,776      4,631
Purchases of company owned life insurance............................      (225)      (750)    (4,960)
Purchase of premises and equipment...................................      (800)    (1,452)      (908)
Redemption (purchase) of other investments...........................       768       (528)       167
                                                                       ---------  ---------  ---------
Net cash used in investing activities................................   (25,013)   (62,187)   (22,147)
                                                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits..................................    (6,526)    34,028     69,722
Proceeds from issuance of mandatorily
 redeemable cumulative trust preferred
 securities of Subsidiary Grantor Trust..............................        --      4,000      5,000
Net proceeds from issuance of common stock...........................     1,173        421      1,067
Net change in other borrowings.......................................    43,600         --    (18,000)
                                                                       ---------  ---------  ---------
Net cash provided by financing activities............................    38,247     38,449     57,789
                                                                       ---------  ---------  ---------
Net increase (decrease) in cash and cash equivalents.................    27,585    (19,687)    46,250
Cash and cash equivalents, beginning of year.........................    86,632    106,319     60,069
                                                                       ---------  ---------  ---------
Cash and cash equivalents, end of year............................... $ 114,217  $  86,632  $ 106,319
                                                                       =========  =========  =========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest......................................................... $  10,914  $  17,327  $  24,287
    Income taxes..................................................... $   2,735  $   4,480  $   6,600
Supplemental schedule of non-cash investing and financing activity:
Transfer of investment securities from HTM to AFS.................... $      --  $  13,619  $      --
Transfer of equipment under operating lease to loans................. $   3,931  $      --  $      --

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SIGNIFICANT ACCOUNTING POLICIES

Description of Business and Basis of Presentation

Heritage Commerce Corp (the "Company") operates as a bank holding company. Effective January 1, 2003, Heritage Bank East Bay ("HBEB"), Heritage Bank South Valley ("HBSV"), and Bank of Los Altos ("BLA") were merged into Heritage Bank of Commerce ("HBC"). HBEB, HBSV, and BLA now operate as divisions of HBC as the subsidiary bank under Heritage Commerce Corp. HBC is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara and Alameda counties, California. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994.

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

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary bank. All significant intercompany accounts and transactions have been eliminated.

The Company also has four other subsidiaries, Heritage Capital Trust I, and Heritage Statutory Trust I, formed in 2000, Heritage Statutory Trust II, formed in 2001, and Heritage Statutory Trust III, formed in 2002, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. These subsidiary trusts are not consolidated in the Company's consolidated financial statements and the subordinated debt payable to subsidiary grantor trusts is recorded as debt of the Company to the related trusts.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with remaining terms to maturity of three months or less from the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold and purchased for one-day periods.

Securities

The Company classifies its securities into two categories, available-for-sale and held-to-maturity, at the time of purchase and reevaluates such classifications annually. Securities available-for-sale are recorded at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of income taxes, as a net amount within accumulated other comprehensive income, which is a separate component of shareholders' equity, until realized. Securities held-to-maturity are recorded at amortized cost and are based on the Company's positive intent and ability to hold the securities to maturity. As of December 31, 2003 and 2002, all the Company's securities were classified as available-for-sale securities.

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

Renegotiated loans are those in which the Company has formally restructured a significant portion of the loan. The remaining portion is charged off, with a concession either in the form of below market rate financing, or debt forgiveness on the charged off portion. Loans that have been renegotiated and have not met specific performance standards for payment are classified as renegotiated loans within the classification of nonperforming assets. Upon payment performance, such loans may be transferred from nonperforming status to accrual status. At December 31, 2003 and 2002 the Company did not have any renegotiated loans outstanding.

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

Equipment Under Operating Leases to Others

Through December 3, 2003, equipment under operating leases, where the Company was the lessor, were carried at cost less accumulated depreciation based on the terms of the agreement and included in other assets. For the year ended December 31, 2003 and 2002, depreciation expense, included in other noninterest expenses, was $985,200 and $83,400, respectively, and rental revenue, included in other noninterest income, on the leases was $1,195,000 and $103,000, respectively. Effective December 3, 2003, the agreement was amended resulting in a change in the classification from equipment under operating leases to a direct financing lease arrangement for a five year period through November 15, 2008, with the option of the borrower to repurchase the equipment at a predetermined price beginning in October 15, 2006. As a result, the Company transferred $3,931,000 from equipment under operating leases to the loan portfolio.

Other Investments

Other investments consist of FRB and FHLB stock.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 253,805, 884,474 and 954,826 stock options in 2003, 2002, and 2001 considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the years presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                               Years ended December 31,
                                                         -------------------------------------
                                                            2003         2002         2001
                                                         -----------  -----------  -----------
Weighted average common shares outstanding - used
in computing basic earnings per share..................  11,221,232   11,063,965   10,960,157
Dilutive effect of stock options outstanding,
using the treasury stock method........................     351,356      260,685      297,564
                                                         -----------  -----------  -----------
Shares used in computing diluted earnings per share....  11,572,588   11,324,650   11,257,721
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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 0.9% for 2003, 1.2% for 2002, and 1.7% for 2001; stock volatility of 24% in 2003, 27% in 2002, and 31% in 2001; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                               Years ended December 31,
                                                           ---------------------------------
(Dollars in thousands, except per share data)                 2003        2002       2001
---------------------------------------------------------  ----------  ----------  ---------
Net income
    As reported.......................................... $    7,782  $    7,177  $   7,268
    Less: Compensation expense for amortization of fair
       value of stock awards, net of taxes...............       (681)       (678)      (622)
                                                           ----------  ----------  ---------
    Pro forma............................................ $    7,101  $    6,499  $   6,646
                                                           ==========  ==========  =========
Net income per common share - basic
    As reported.......................................... $     0.69  $     0.65  $    0.66
    Pro forma............................................ $     0.63  $     0.59  $    0.61

Net income per common share - diluted
    As reported.......................................... $     0.67  $     0.63  $    0.65
    Pro forma............................................ $     0.61  $     0.57  $    0.59

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which represents the changes in its net assets during the period from non-owner sources. The Company's sources of other comprehensive income are unrealized gain and loss on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and are presented net of tax. Reclassification adjustments results from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive incomes as unrealized holding gains and losses in the period in which they are excluded from comprehensive income of the current period. The following is a summary of the components of other comprehensive income:

                                                               Years ended December 31,
                                                         -------------------------------------
(Dollars in thousands)                                      2003         2002         2001
-------------------------------------------------------  -----------  -----------  -----------
Net income............................................. $     7,782  $     7,177  $     7,268
                                                         -----------  -----------  -----------
Other comprehensive income, net of tax:
  Net unrealized holding gains (losses) on available-
  for-sale securities during the year..................      (1,128)       1,389          961
  Less: reclassification adjustment for net realized
  gains on available-for-sale securities included
  in net income during the year........................         507          696          455
                                                         -----------  -----------  -----------
Other comprehensive income (loss) .....................      (1,635)         693          506
                                                         -----------  -----------  -----------
Comprehensive income................................... $     6,147  $     7,870  $     7,774
                                                         ===========  ===========  ===========

Derivative Instruments and Hedging Activities

The Company, in conjunction with relationships with two of its borrowers, has received warrants to purchase preferred and common stock of these companies, subject to certain restrictions. The Company has determined that such warrants represent embedded derivatives. The estimated fair value of the warrants was zero and $10,000 at December 31, 2003 and 2002. The Company did not enter into freestanding derivatives contracts and was not involved in any hedging activities during 2003, 2002 and 2001.

Segment Reporting

HBC is an independent community business bank with three divisions: HBEB, HBSV, and BLA, which offer similar products to customers located in Santa Clara, Alameda, and Contra Costa counties of California. No customer accounts for more than 10 percent of revenue for HBC or the Company. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary bank all operate as one business segment.

Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no impact on retained earnings or net income.

Costs Associated with Exit or Disposal Activities

Effective January 1, 2003, the Company adopted Statement of Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs for restructuring activities initiated after December 31, 2002. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS No. 146 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Accounting for Guarantors and Disclosure Requirements for Guarantees

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN 34, which is superceded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of FIN 45 were effective for financial statement periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the measurement provisions of FIN 45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. FIN 46 is effective for all VIE's created after January 31, 2003 and becomes effective for VIE's that existed before February 1, 2003 for the first period ending after December 15, 2003. As of December 31, 2003, the Company does not believe it has any VIE's for which this interpretation would require consolidation. However, under FIN 46, the Company's subsidiaries, which issued mandatorily redeemable trust preferred securities, are required to be deconsolidated. Deconsolidation of these entities resulted in total assets and total liabilities increasing by $702,000 and did not have any impact on the Company's results of operations.

(2) SECURITIES

The amortized cost and estimated fair value of securities as of December 31, 2003 were as follows:

                                                                  Gross        Gross      Estimated
                                                   Amortized   Unrealized   Unrealized      Fair
(Dollars in thousands)                               Cost         Gains       Losses        Value
------------------------------------------------  -----------  -----------  -----------  -----------
Securities available-for-sale:
    U.S. Treasury............................... $     6,989  $        26  $        --  $     7,015
    U.S. Government Agencies....................      36,138          105          128       36,115
    Municipals..................................      15,247          500           43       15,704
    FHLMC and FNMA Mortgage-Backed Securities...      79,996          263        1,490       78,769
    GNMA Mortgage-Backed Securities.............         799           47           --          846
    CMOs........................................      15,154           10          140       15,024
                                                  -----------  -----------  -----------  -----------
Total securities available-for-sale............. $   154,323  $       951  $     1,801  $   153,473
                                                  ===========  ===========  ===========  ===========

The amortized cost and estimated fair value of securities as of December 31, 2002 were as follows:

                                                                  Gross        Gross      Estimated
                                                   Amortized   Unrealized   Unrealized      Fair
(Dollars in thousands)                               Cost         Gains       Losses        Value
------------------------------------------------  -----------  -----------  -----------  -----------
Securities available-for-sale:
    U.S. Treasury............................... $     4,727  $        13  $        --  $     4,740
    U.S. Government Agencies....................      47,072          957           --       48,029
    Municipals..................................      11,382          752           --       12,134
    FHLMC and FNMA Mortgage-Backed Securities...      40,969          290           --       41,259
    GNMA Mortgage-Backed Securities.............       3,378          137           --        3,515
    CMOs........................................      14,023          111           --       14,134
    Corporate Bonds.............................       2,548           84           --        2,632
                                                  -----------  -----------  -----------  -----------
Total securities available-for-sale............. $   124,099  $     2,344  $        --  $   126,443
                                                  ===========  ===========  ===========  ===========

As of December 31, 2003, unrealized losses on securities were comprised of the following:

                                                Less Than 12 Months    12 Months or More
                                                ---------------------  --------------------
                                                 Market     Unrealized  Market    Unrealized
(Dollars in thousands)                            Value      Losses      Value     Losses
----------------------------------------------  ---------   ---------  ---------  ---------
    U.S. Government Agencies.................. $  15,756  $      128  $      --  $      --
    Municipals................................     6,488          43         --         --
    FHLMC and FNMA Mortgage-Backed Securities.    48,810       1,490         --         --
    CMOs......................................     7,502         140         --         --
                                                ---------   ---------  ---------  ---------
Total securities available-for-sale........... $  78,556  $    1,801  $      --  $      --
                                                =========   =========  =========  =========

At December 31, 2003, the Company held 87 securities, of which 29 had market values below amortized cost. No securities have been carried with an unrealized loss for over 12 consecutive months. The lower market values are due to either current interest rates or new preferred issue rates being greater at December 31, 2003. No security has sustained an other than temporary loss of value due to a downgrade in credit ratings. All principal amounts are expected to be paid when securities mature, or are called by the issuer. The lower market values are considered temporary and not a permanent impairment.

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

The amortized cost and estimated fair values of securities as of December 31, 2003 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

                                                     Available-for-sale
                                                  ------------------------
                                                                Estimated
                                                   Amortized      Fair
(Dollars in thousands)                               Cost         Value
------------------------------------------------  -----------  -----------
Due within one year............................. $       461  $       465
Due after one through five years................      52,252       52,719
Due after five through ten years................      14,371       14,251
Due after ten years.............................      87,239       86,038
                                                  -----------  -----------
Total........................................... $   154,323  $   153,473
                                                  ===========  ===========

Sales of securities available-for-sale resulted in gross realized gains of $816,000, $1,036,000, and $884,000 during the years ended December 31, 2003, 2002, and 2001, respectively.

Sales of securities available-for-sale resulted in gross realized losses of $81,000, nil, and $152,000 during the years ended December 31, 2003, 2002, and 2001, respectively.

Securities with amortized cost of $49,474,000 and $29,710,000 as of December 31, 2003 and 2002 were pledged to secure public and certain other deposits as required by law or contract.

(3) LOANS

Loans as of December 31, 2003 and 2002 were as follows:

(Dollars in thousands)                               2003         2002
------------------------------------------------  -----------  -----------
Loans held for sale............................. $    30,638  $    28,084
                                                  ===========  ===========
Loans held for investment
  Commercial.................................... $   281,561  $   263,144
  Real estate - mortgage........................     276,908      259,974
  Real estate - land and construction...........     101,082      147,822
  Direct financing leases.......................       3,931           --
  Consumer......................................       1,743        2,850
                                                  -----------  -----------
Total loans.....................................     665,225      673,790
Deferred loan costs.............................         863          117
Allowance for probable loan losses..............     (13,451)     (13,227)
                                                  -----------  -----------
Loans, net...................................... $   652,637  $   660,680
                                                  ===========  ===========

The following table represents the components of the Company's lease receivables as of December 31, 2003:

(Dollars in thousands)
------------------------------------
    Future minimum lease payments... $       4,746
    Residual interest...............          (424)
    Initial direct cost.............          (391)
    Unearned income.................            --
                                       ------------
Total............................... $       3,931
                                       ============

The following table represents the future minimum lease payments receivable by year, assuming the repurchase option is not exercised, as of December 31:

(Dollars in thousands)
------------------------------------
    2004............................ $         982
    2005............................           982
    2006............................           982
    2007............................           982
    2008............................           818
                                       ------------
Total............................... $       4,746
                                       ============

There are no contingent rental payments included in income in 2003.

Changes in the allowance for probable loan losses were as follows:

                                                        Years ended December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2003         2002         2001
------------------------------------------------  -----------  -----------  -----------
Balance, beginning of year...................... $    13,227  $    11,154  $     9,651
                                                  -----------  -----------  -----------
Loans charged-off...............................      (2,906)        (936)        (709)
Recoveries......................................         230          346          302
                                                  -----------  -----------  -----------
Net loans charged-off...........................      (2,676)        (590)        (407)
Provision for probable loan losses..............       2,900        2,663        1,910
                                                  -----------  -----------  -----------
Balance, end of year............................ $    13,451  $    13,227  $    11,154
                                                  ===========  ===========  ===========

As of December 31, 2003, the Company had $3,972,000 in loans on nonaccrual status, which were considered impaired loans. The impaired loans had a related valuation allowance of $464,000 as of December 31, 2003. For the year ended December 31, 2003, the average recorded investment in loans for which impairment has been recognized was approximately $3,933,000. The Company had $608,000 in loans past due 90 days or more and still accruing interest and no restructured loans as of December 31, 2003.

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

As of December 31, 2001, the Company had no loans on nonaccrual status, no significant loans past due 90 days or more and still accruing interest, no restructured loans, no foreclosed assets, and no impaired loans.

For the year ended December 31, 2003, the Company had $167,000 in foregone interest income on nonaccrual loans and the Company recognized $3,000 in interest income for cash payments received on nonaccrual loans. For the years ended December 31, 2002 and 2001, the Company had $70,000 and zero foregone interest income on nonaccrual loans. For the year ended December 31, 2002, the Company recognized $134,000 in interest income for cash payments received on nonaccrual loans. The Company did not recognize any such income for the year ended December 31, 2001.

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

HBC and its three divisions: HBEB, HBSV, and BLA make loans to executive officers, directors, and their affiliates in the ordinary course of business. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable terms for the Bank.

The following table presents the loans outstanding to related parties, with interest rates at December 31, 2003, ranging from 5% to 6%, for the years ended December 31, 2003 and 2002:

(Dollars in thousands)                               2003         2002
------------------------------------------------  -----------  -----------
Beginning balance............................... $    11,155  $     4,077
Advances on loans during the year...............       1,817        7,413
Repayment on loans during the year..............      (7,722)        (335)
                                                  -----------  -----------
Ending balance.................................. $     5,250  $    11,155
                                                  ===========  ===========

Loan Servicing

At December 31, 2003 and 2002, the Company serviced loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $117,770,000 and $83,008,000.

At December 31, 2003 and 2002, the balance of the servicing assets was $1,876,000 and $1,538,000, respectively. There was no valuation allowance as of December 31, 2003 and 2002 as the fair market value of the assets was greater than the carrying value. At December 31, 2003 and 2002, the balance of the I/O strip receivable was $2,803,000 net of an unrealized gain of $925,000 and $2,839,000 net of an unrealized gain of $463,000. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans was $1,819,000 and $1,317,000 in 2003 and 2002. Amortization of the related assets for 2003 and 2002 was $1,346,000 and $837,000, respectively. In recording the initial value of the servicing assets and the fair value of the I/O strip receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the year ended December 31, 2003, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various loan pools. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

(4) PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2003 and 2002 were as follows:

(Dollars in thousands)                               2003         2002
------------------------------------------------  -----------  -----------
Furniture and equipment......................... $     4,145  $     5,175
Leasehold improvements..........................       4,339        4,285
                                                  -----------  -----------
                                                       8,484        9,460
Accumulated depreciation and amortization.......      (4,450)      (4,266)
                                                  -----------  -----------
Premises and equipment, net..................... $     4,034  $     5,194
                                                  ===========  ===========

Depreciation expense was $1,995,000 and $1,828,000, and $1,527,000 for the year ended December 31, 2003, 2002, and 2001, respectively.

(5) DEPOSITS

At December 31, 2003, the scheduled maturities of time deposits were as follows:

(Dollars in thousands)
------------------------------------------------
Year
2004............................................ $   129,898
2005............................................      11,812
2006............................................       3,921
2007 and After..................................         210
                                                  -----------
Total time deposits............................. $   145,841
                                                  ===========

(6) BORROWING ARRANGEMENTS

FHLB Borrowings & Available Lines of Credit

The Company maintains a collateralized line of credit with the Federal Home Loan Bank (the FHLB) of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2003, the Company had $15,000,000 borrowing outstanding from FHLB. At December 31, 2003, the Company has Federal funds purchase lines and lines of credit available of $56,000,000. The following table represents the Company's total other borrowings for the period indicated:

                                                               December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2003         2002         2001
------------------------------------------------  -----------  -----------  -----------
FHLB short-term borrowings...................... $    15,000  $        --  $        --
Long-term borrowings............................      28,600           --           --
                                                  -----------  -----------  -----------
Total other borrowings.......................... $    43,600  $        --  $        --
                                                  ===========  ===========  ===========

The maturity of the Company's total other borrowings, at December 31, 2003, are as follows:

(Dollars in thousands)                                 2004      2005      2006      2007      2008    There After   Total
--------------------------------------------------   --------  --------  --------  --------  --------  ----------  ---------
    FHLB short-term borrowings....................  $ 15,000  $     --  $     --  $     --  $     --  $       --  $  15,000
    Long-term borrowings..........................  $  8,800  $  7,100  $  4,300  $  4,200  $  4,200  $       --  $  28,600

Notes Payable to Subsidiary Grantor Trusts

The following is a summary of the notes payable to the Company's subsidiary grantor trusts at December 31, 2003:

(Dollars in thousands)
------------------------------------------------------------------------
    Subordinated debentures due to Heritage Capital Trust I with interest payable semi-anually at 10.875%, redeemable with a premium beginning March 8, 2010 and with no premium beginning
    March 8, 2020 and due March 8, 2030................................. $    7,217
    Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-anually at 10.6%, redeemable with a
    premium beginning September 7, 2010 and with no premium beginning
    September 7, 2020 and due September 7, 2030.........................      7,206
    Subordinated debentures due to Heritage Statutory Trust II with interest payable semi-anually based on 3-month Libor plus 3.58%
    (4.75% at December 31, 2003), redeemable with a premium beginning
    July 31, 2006 and with no premium beginning July 31, 2011 and
    due July 31, 2031...................................................      5,155
    Subordinated debentures due to Heritage Statutory Trust III with interest payable semi-anually based on 3-month Libor plus 3.40%
    (4.57% at December 31, 2003), redeemable with a premium beginning
    September 26, 2007 and with no premium beginning September 26,
    2012 and due September 26, 2032.....................................      4,124
                                                                           ---------
Total................................................................... $   23,702
                                                                           =========

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trusts. The amount of deferred costs at December 31, 2003, 2002 and 2001 was $624,000, $647,000 and $548,000, respectively. The amortization of the deferred costs at December 31, 2003, 2002 and 2001 was $23,000, $31,000 and $16,000, respectively.

(7) INCOME TAXES

The provision for income taxes for the years ended December 31, consisted of the following:

                                                               December 31,
                                                  -------------------------------------
(Dollars in thousands)                               2003         2002         2001
------------------------------------------------  -----------  -----------  -----------
Current:
  Federal....................................... $     1,632  $     3,696  $       534
  State.........................................         948          992        1,425
                                                  -----------  -----------  -----------
Total current...................................       2,580        4,688        1,959
                                                  -----------  -----------  -----------
Deferred:
  Federal.......................................         663         (830)       1,911
  State.........................................         257         (358)         540
                                                  -----------  -----------  -----------
Total deferred..................................         920       (1,188)       2,451
                                                  -----------  -----------  -----------
Provision for income taxes...................... $     3,500  $     3,500  $     4,410
                                                  ===========  ===========  ===========
The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                                               December 31,
                                                  -------------------------------------
                                                     2003         2002         2001
                                                  -----------  -----------  -----------
Statutory federal income tax rate...............        35.0%       35.0%       35.0%
State income taxes, net of federal tax benefit..         5.2          4.5          4.9
Low income housing credits......................        (2.6)          --           --
Non-taxable interest income.....................        (1.2)        (1.6)        (2.2)
Officers' life insurance........................        (3.6)        (3.5)        (3.0)
Other...........................................        (1.8)        (1.6)         3.1
                                                  -----------  -----------  -----------
Effective tax rate..............................        31.0%       32.8%       37.8%
                                                  ===========  ===========  ===========
Net deferred tax asset as of December 31, consists of the following:

                                                       December 31,
                                                  ------------------------
(Dollars in thousands)                               2003         2002
------------------------------------------------  -----------  -----------
Deferred tax assets:
    Allowance for loan losses................... $     5,656  $     5,376
    Securities available-for-sale.................        32           --
    Accrued expenses............................       1,729        1,185
    FHLB stock..................................         602           --
    State income taxes..........................         332          347
    Net operating loss carryforward.............         225          306
    Other.......................................         678          426
                                                  -----------  -----------
Total deferred tax assets.......................       9,254        7,640
                                                  -----------  -----------
Deferred tax liabilities:
    Securities available-for-sale...............          --       (1,142)
    Leases......................................        (455)          --
    Loan fees...................................        (112)        (112)
    Other.......................................        (207)          --
                                                  -----------  -----------
Total deferred tax liabilities..................        (774)      (1,254)
                                                  -----------  -----------
Net deferred tax assets......................... $     8,480  $     6,386
                                                  ===========  ===========

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The Company has net operating loss carryforwards of $585,000 for federal income tax purposes and $290,000 for state tax purposes. The net operating losses expire in 2005. These losses related to the entity that was the predecessor of the Bank, and are subject to restrictions as a result of the change of control that limits the maximum annual recovery of the net operating loss to $290,000. Management has determined that a valuation allowance is not necessary.

(8) STOCK BASED COMPENSATION

The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of December 31, 2003, there are 164,295 shares available for future grants under the Plan. Option activity under the Plan is as follows:

                                                                                     Weighted
                                                                          Number      Average
                                                                            of       Exercise
                                                                          Shares       Price
                                                                        -----------  ---------
Options Outstanding at January 1, 2001
(1,086,985 exercisable at a weighted average exercise price of $6.54)..  1,573,833  $    7.80
Granted (weighted average fair value of $3.14).........................    181,500  $    8.22
Exercised..............................................................   (175,842) $    3.70
Cancelled..............................................................    (32,840) $   10.78
                                                                        -----------
Options Outstanding at December 31, 2001
(1,148,381 exercisable at weighted average exercise price of $7.69)....  1,546,651  $    8.25
Granted (weighted average fair value of $2.70).........................    300,500  $    8.63
Exercised..............................................................    (99,447) $    2.80
Cancelled..............................................................   (149,692) $   11.14
                                                                        -----------
Options Outstanding at December 31, 2002
(1,144,948 exercisable at weighted average exercise price of $8.18)....  1,598,012  $    8.39
Granted (weighted average fair value of $2.39).........................     94,438  $   10.95
Exercised..............................................................   (166,623) $    5.57
Cancelled..............................................................    (66,989) $    9.45
                                                                        -----------
Options Outstanding at December 31, 2003
(1,134,344 exercisable at weighted average exercise price of $8.69)....  1,458,838  $    8.82
                                                                        ===========

Additional information regarding options outstanding under the Plan as of December 31, 2003 is as follows:

                                   Weighted
                                    Average    Weighted                Weighted
                                   Remaining    Average                 Average
Range of               Number     Contractual  Exercise     Number     Exercise
Exercise Prices      Outstanding  Life (Yrs.)    Price   Exercisable     Price
------------------- ------------- -----------  --------- ------------  ---------
$ 1.42 -  $4.41....      232,272        0.99  $    3.04      232,272  $    3.04
$ 4.42 -  $5.32....       45,939        3.45  $    5.23       45,939  $    5.23
$ 5.33 -  $9.70....      688,944        7.01  $    8.81      440,841  $    8.92
$ 9.71 -  $16.37...      491,683        6.06  $   11.92      415,292  $   12.00
                    -------------                        ------------
$ 1.42 -  $16.37...    1,458,838        5.62  $    8.82    1,134,344  $    8.69
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

(9) LEASES

Operating Leases

The Company leases its premises under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

(Dollars in thousands)
Year ending December 31,
---------------------------------------------------------
   2004.................................................. $    2,289
   2005..................................................      2,146
   2006..................................................      1,867
   2007..................................................      1,579
   2008..................................................      1,136
 Thereafter..............................................      1,715
                                                           ----------
 Total................................................... $   10,732
                                                           ==========

Rent expense under operating leases was $2,599,000, $2,467,000, and $2,201,000, during the years ended December 31, 2003, 2002, and 2001. Rent expense was reduced by deferred rent concessions on one of the Company's locations of $46,000 for the year ended December 31, 2003, 2002, and 2001.

(10) BENEFIT PLANS

The Company offers a 401(k) savings plan. All salaried employees are eligible to contribute up to 20% of their pre-tax compensation (to maximums established by the Internal Revenue Code) to the plan through salary deductions under Section 401(k) of the Internal Revenue Code. The Company has made a discretionary matching contribution of up to $1,500 for each employee's contributions in 2003, 2002 and 2001. Contributions paid were $284,000, $304,000, and $313,000 in 2003, 2002 and 2001.

The Company also sponsors an employee stock ownership plan. The plan allows the Company to purchase shares on the open market and award those shares to certain employees in lieu of paying cash bonuses. To be eligible to receive an award of shares under this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company, or its subsidiary, on December 31. Awards under this plan generally vest over four years. During 2003, 2002 and 2001, the Company made contributions of $397,000, $358,000, and $244,000 into the Plan. The amount contributed was recognized as salaries and benefits expense in the Company's financial statements. On September 7, 2001, the ESOP borrowed $1,000,000 from an unaffiliated third party lender in order to fund the purchase of common stock of the Company. This loan is being repaid with annual installments of principal of $250,000 until September 7, 2005, at which time all outstanding balance on principal together with accrued interest is due and payable. An annual rate of interest, equal to Prime rate plus 0.50% floating on a daily basis, is due on the first day of each month. The funds for repayment will be primarily coming from the Company's contributions to the ESOP over a similar time period. The loan is collateralized by the 202,400 shares of the Company's common stock held by the ESOP. At December 31, 2003, the ESOP owned approximately 202,400 shares of the Company's stock. At December 31, 2003 and 2002, the unearned compensation related to the ESOP was $443,000 and $693,000. These amounts are shown as a reduction of shareholders equity in the Consolidated Balance Sheets.

The Company also has a nonqualified deferred compensation plan for the directors ("Deferral Plan"). Under the Deferral Plan, a participating director may defer up to 100% of his monthly board fees into the Deferral Plan for up to ten years. Amounts deferred earn interest at the rate of 8% per annum. The director may elect a distribution schedule of up to ten years with interest accruing (at the same 8%) on the declining balance. The Company's deferred compensation obligation of $332,000 and $250,000 as of December 31, 2003 and 2002 is included in "Accrued interest payable and other liabilities".

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

The Company has a supplemental retirement plan covering key executives and directors (Plan). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. The Company has purchased insurance on the lives of the directors and executive officers in the plan and intends to use the cash values of these policies ($25,273,000 and $23,898,000 at December 31, 2003 and 2002, respectively) to pay the retirement obligations. The accrued pension obligation was $4,129,000 and $3,475,000 as of December 31, 2003 and 2002, respectively, and is included in "Accrued interest payable and other liabilities".

The following table sets forth the unqualified supplemental retirement defined benefit pension plan's status at December 31:

(Dollars in thousands)                                        2003        2002
---------------------------------------------------------  ----------  ----------
Change in projected benefit obligation
  Projected benefit obligation at beginning of year...... $    3,350  $    2,399
  Service cost...........................................        457         636
  Interest cost..........................................        198         153
  Actuarial (gain)/loss..................................        (43)        162
                                                           ----------  ----------
  Projected benefit obligation at end of year............ $    3,962  $    3,350
                                                           ==========  ==========

Change in Plan assets
   Fair value of Plan assets at beginning of year........ $       --  $       --
   Fair value of Plan assets at end of year.............. $       --  $       --

Funding
   Unfunded Status....................................... $   (3,962) $   (3,350)
   Unrecognized net actuarial gain.......................       (167)       (125)
                                                           ----------  ----------
   Accrued pension cost.................................. $   (4,129) $   (3,475)
                                                           ==========  ==========

Weighted-average assumptions as of December 31
   Discount rate.........................................       7.00%       7.00%
   Rate of compensation increase.........................         N/A         N/A
   Expected return on Plan assets........................         N/A         N/A

The elements of pension costs for the unqualified supplemental retirement defined benefit pension plan at December 31, 2003 were as follows:

(Dollars in thousands)                                        2003        2002
---------------------------------------------------------  ----------  ----------
Components of net periodic benefits cost
   Service cost.......................................... $      457  $      636
   Interest cost.........................................        198         153
   Amortization of (gain)/loss...........................        (23)        130
                                                           ----------  ----------
   Net periodic benefit cost............................. $      632  $      919
                                                           ==========  ==========

The net periodic pension cost was determined using the following assumptions:

                                                              2003        2002
                                                           ----------  ----------
Discount rate............................................       7.00%       7.00%
Rate of compensation increase............................         N/A         N/A
Expected return on Plan assets...........................         N/A         N/A

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

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2003 and 2002 were as follows:

                                                                         2003                    2002
                                                                ----------------------  --------------------
                                                                            Estimated              Estimated
                                                                 Carrying      Fair     Carrying     Fair
(Dollars in thousands)                                           Amounts      Value      Amounts     Value
--------------------------------------------------------------  ----------  ----------  ---------  ---------
Assets
  Cash and cash equivalents................................... $  114,217  $  114,217  $  86,632  $  86,632
  Securities..................................................    153,473     153,473    126,443    126,443
  Loans, including loans held for sale, net...................    683,275     682,120    688,764    690,231
  Other investments, including company owned life insurance...     27,777      27,777     27,170     27,170

Liabilities
  Time deposits............................................... $  145,841  $  146,403  $ 208,594  $ 211,198
  Other deposits..............................................    689,569     689,569    633,342    633,342
  Other borrowings............................................     43,600      44,843         --         --
  Notes payable subsidiary grantor trusts.....................     23,702      21,859     23,000     24,716

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

Other Borrowings

Other borrowings consist of FRB and FHLB short-term borrowings and other long-term borrowings. The fair value of the short-term borrowings was based on their carrying amount. The fair values of the other borrowings were determined based on the current market value for like kind instruments of a similar maturity and structure.

Notes Payable to Subsidiary Grantor Trusts

The fair value of the notes payable to subsidiary grantor trusts was determined based on the current market value for like kind instruments of a similar maturity and structure.

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

(12) COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit as of December 31, were as follows:

(Dollars in thousands)                                             2003        2002
--------------------------------------------------------------  ----------  ----------
Commitments to extend credit.................................. $  269,504  $  303,510
Standby letters of credit.....................................      4,449       3,817
                                                                ----------  ----------
                                                               $  273,953  $  307,327
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

Standby letters of credit are written with conditional commitments issued by HBC to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company has a deferred liability of $30,000 as of December 31, 2003, which represents the premiums received on outstanding financial standby letters of credit. The Company recognizes these premiums as income as the commitments are used or as they expire.

Claims

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advise of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

(13) REGULATORY MATTERS

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of the Company's and HBC's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and HBC's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2003, the Company and HBC meet all capital adequacy guidelines to which it is subject.

The most recent notification from the FDIC for HBC as of December 31, 2003 categorized HBC as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" HBC must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's actual capital amounts and ratios are presented in the table.

                                      Actual                For Capital Adequacy Purposes
                                --------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio
------------------------------  ---------  ---------  ---------  -------------------------------
 As of December 31, 2003
 Total Capital................ $ 121,294       14.6% $  66,462   (greater than or equal to) 8.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 110,891       13.4% $  33,102   (greater than or equal to) 4.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 110,891       11.2% $  39,604   (greater than or equal to) 4.0%
  (to average assets)

 As of December 31, 2002
 Total Capital................ $ 112,529       13.4% $  67,181   (greater than or equal to) 8.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 101,966       12.1% $  33,708   (greater than or equal to) 4.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 101,966       10.7% $  38,118   (greater than or equal to) 4.0%
  (to average assets)

HBC's actual capital amounts and ratios are also presented in the table.

                                                                                                     To Be Well-Capitalized Under Prompt
                                      Actual                For Capital Adequacy Purposes                Corrective Action Provisions
                                --------------------  ------------------------------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio                Amount                 Ratio
------------------------------  ---------  ---------  ---------  -------------------------------  ---------  -------------------------------
 As of December 31, 2003
 Total Capital................ $ 113,899       13.7% $  66,510   (greater than or equal to) 8.0% $  83,138   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 103,496       12.5% $  33,119   (greater than or equal to) 4.0% $  49,678   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 103,496       10.4% $  39,806   (greater than or equal to) 4.0% $  49,758   (greater than or equal to)  5.0%
  (to average assets)

 As of December 31, 2002
 Total Capital................ $ 104,735       12.3% $  67,960   (greater than or equal to) 8.0% $  84,950   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  94,085       11.1% $  33,980   (greater than or equal to) 4.0% $  50,970   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $  94,085        9.8% $  38,533   (greater than or equal to) 4.0% $  48,166   (greater than or equal to)  5.0%
  (to average assets)

The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2003, the Company maintained reserves of $16,400,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At December 31, 2003, the amount available for such dividend without prior written approval was approximately $27,061,000 for HBC. Similar restrictions apply to the amounts and sum of loan advances and other transfers of funds from HBC to the Company.

(14) PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

CONDENSED BALANCE SHEETS

                                                                   December 31,  December 31,
(Dollars in thousands)                                                 2003          2002
-----------------------------------------------------------------  ------------  ------------
Cash and cash equivalents........................................ $      8,880  $      9,133
Investment in and advancements to subsidiary.....................      104,465        96,655
Other assets.....................................................        1,300         2,517
                                                                   ------------  ------------
        Total.................................................... $    114,645  $    108,305
                                                                   ============  ============

Liabilities...................................................... $      1,097  $      2,386
Amounts due to subsidiaries......................................       23,702        23,702
Shareholders' equity.............................................       89,846        82,217
                                                                   ------------  ------------
        Total.................................................... $    114,645  $    108,305
                                                                   ============  ============

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the Years Ended,
                                                                   ----------------------------------------
                                                                   December 31,  December 31,  December 31,
(Dollars in thousands)                                                 2003          2002          2001
-----------------------------------------------------------------  ------------  ------------  ------------
Interest income.................................................. $        122  $         95  $        141
Management and service fees......................................           --        10,747         8,573
Interest expense.................................................       (1,965)       (1,920)       (1,640)
Other expenses...................................................          (71)      (11,176)      (11,283)
                                                                   ------------  ------------  ------------
Loss before equity in net income of subsidiary banks.............       (1,914)       (2,254)       (4,209)
Equity in undistributed net income of subsidiary.................        9,096         8,692         9,897
Income tax benefit ..............................................          600           739         1,580
                                                                   ------------  ------------  ------------
Net income.......................................................        7,782         7,177         7,268
Other comprehensive income (loss)................................       (1,635)          693           506
                                                                   ------------  ------------  ------------
Comprehensive income............................................. $      6,147  $      7,870  $      7,774
                                                                   ============  ============  ============

CONDENSED STATEMENTS OF CASH FLOWS

                                                                               For the Years Ended,
                                                                   ----------------------------------------
                                                                   December 31,  December 31,  December 31,
(Dollars in thousands)                                                 2003          2002          2001
-----------------------------------------------------------------  ------------  ------------  ------------
Cash flows from operating activities:
Net Income....................................................... $      7,782  $      7,177  $      7,268
Adjustments to reconcile net income to net cash provided by
  (used in) operations:
   Provision for deferred income taxes...........................         (600)         (739)       (1,580)
   Equity in undistributed income of subsidiary..................       (9,096)       (8,692)       (9,897)
   Net change in other assets....................................          135          (416)           84
   Net change in other liabilities...............................          796         2,328         1,710
                                                                   ------------  ------------  ------------
Net cash used in by operating activities                                  (983)         (342)       (2,415)

Cash flows from investing activities:
   Cash distributed to Bank  subsidiaries........................           --            --        (2,750)
Net cash used in investing activities                              ------------  ------------  ------------
                                                                            --            --        (2,750)

Cash flows from financing activities:
   Proceeds from issuance of common stock........................        1,173           421         1,067
   Proceeds from issuance of long-term debt......................           --         4,000         5,000
   Other, net....................................................         (443)         (693)         (901)
                                                                   ------------  ------------  ------------
Net cash provided by financing activities........................          730         3,728         5,166
                                                                   ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents.............         (253)        3,386             1
Cash and cash equivalents, beginning of year.....................        9,133         5,747         5,746
                                                                   ------------  ------------  ------------
Cash and cash equivalents, end of year........................... $      8,880  $      9,133  $      5,747
                                                                   ============  ============  ============

EXHIBIT INDEX

		Incorporated by Reference to Form
		Filed Herewith	8-K or 8-A Dated	10-Q Dated	10-K Dated	Exhibit No.
2.1

Agreement and Plan of Merger and Reorganization dated as of May 9, 2000 between Heritage Commerce Corp and Western Holdings Bancorp (incorporated by reference from Annex A of the registration statement on Form S- 4, Registration No. 333- 40384, filed with the Commission on June 29, 2000)

3.1	Heritage Commerce Corp Restated Articles of Incorporation as Amended effective June 29, 2001			6-30-01		3.1
3.2	Heritage Commerce Corp Bylaws as amended to September 27, 2001			9-30-01		3.2
4.1	The indenture, dated as of March 23, 2000, between Heritage Commerce Corp, as Issuer, and the Bank of New York, as Trustee				4-6-01 (10-K/A Amendment No. 1)	4.1
4.2	Amended and restated Declaration of Trust, Heritage Capital Trust I, dated as of March 23, 2000				4-6-01 (10-K/A Amendment No. 1)	4.2
4.3	The indenture, date as of September 7, 2000, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee				4-6-01 (10-K/A Amendment No. 1)	4.3
4.4	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust I, dated as of September 7, 2000				4-6-01 (10-K/A Amendment No. 1)	4.4
4.5	Heritage Commerce Corp Rights Agreement dated as of November 1, 2001, including Form of Right Certificate attached thereto as Exhibit B		11-15-01 (8-A)			4.5
4.6	The indenture, dated as of July 31, 2001, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee				3/28/02	4.6
4.7	Amended and restated Declaration of Trust, Heritage Statutory Trust II, dated as of July 31, 2001				3/28/02	4.7
4.8	The indenture, dated as of September 26, 2002, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee				3/28/03	4.8
4.9	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust III, dated as of September 26, 2002				3/28/03	4.9
10.1	Real Property Leases for properties located at 150 Almaden Blvd., San Jose and 100 Park Center Plaza, San Jose.		3-5-98			10.1
10.2	Employment agreement with Mr. Rossell dated June 8, 1994*		3-5-98			10.2
10.3	Employment agreement with Mr. Gionfriddo dated June 8, 1994 *		3-5-98			10.3
10.4	Amendment No. 2 to Employment Agreement with Mr. Gionfriddo *				3-31-98	10.4
10.5	Employment agreement with Mr. Conniff dated April 30, 1998 *				3-31-99	10.5
10.6	Employment agreement with Mr. Nethercott dated April 16, 1998 *				3-31-99	10.6
10.7	Employment agreement with Mr. McGovern dated July 16, 1998 *				3-31-99	10.7
10.8	Agreement between Fiserv Solutions, Inc. and Heritage Commerce Corp dated October 20, 2003	X
21.1	Subsidiaries of the registrant	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	X

* Management contract or compensatory plan or arrangement.