Form 10-Q
period 2004-03-31
HERITAGE COMMERCE CORP
filed 2004-05-10
CIK 1053352

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 11,586,779 shares of Common Stock outstanding on May 7, 2004.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BLANCE SHEETS (UNAUDITED)

                                                                   March 31,    December 31,
(Dollars in thousands)                                                2004          2003
----------------------------------------------------------------  ------------  ------------
                           ASSETS
Cash and due from banks......................................... $     49,684  $     39,978
Interest bearing deposits in other financial institutions.......        2,041         2,039
Federal funds sold..............................................       67,700        72,200
                                                                  ------------  ------------
               Total cash and cash equivalents..................      119,425       114,217
Securities available-for-sale, at fair value....................      204,705       153,473
Loans held for sale, at lower of cost or market.................       25,512        30,638
Loans, net of deferred costs....................................      670,739       666,088
Allowance for probable loan losses..............................      (12,151)      (13,451)
                                                                  ------------  ------------
               Loans, net.......................................      658,588       652,637
Premises and equipment, net.....................................        3,711         4,034
Accrued interest receivable and other assets....................       20,673        20,425
Corporate owned life insurance..................................       25,602        25,273
Other investments...............................................        2,507         2,504
                                                                  ------------  ------------
               TOTAL............................................ $  1,060,723  $  1,003,201
                                                                  ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing............................... $    287,633  $    238,423
      Demand, interest bearing..................................      108,764       105,260
      Savings and money market..................................      340,212       345,886
      Time deposits, under $100.................................       39,724        39,869
      Time deposits, $100 and over..............................       97,634        94,002
      Brokered deposits.........................................       11,018        11,970
                                                                  ------------  ------------
   Total deposits...............................................      884,985       835,410
   Accrued interest payable and other liabilities...............       10,057        10,643
   Other borrowings.............................................       48,600        43,600
   Notes payable to subsidiary grantor trusts...................       23,702        23,702
                                                                  ------------  ------------
               Total liabilities................................      967,344       913,355
                                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized;
      none outstanding..........................................           --            --
   Common stock, no par value;  30,000,000 shares authorized;
      shares outstanding: 11,495,008 at March 31, 2004
      and 11,381,037 at December 31, 2003.......................       65,776        65,234
   Unallocated ESOP shares......................................         (380)         (443)
   Accumulated other comprehensive income, net of taxes.........        1,000            79
   Retained earnings............................................       26,983        24,976
                                                                  ------------  ------------
               Total shareholders' equity.......................       93,379        89,846
                                                                  ------------  ------------
               TOTAL............................................ $  1,060,723  $  1,003,201
                                                                  ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                               ------------------------
(Dollars in thousands, except per share data)                     2003         2002
-------------------------------------------------------------  -----------  -----------
Interest income:
   Loans, including fees..................................... $    10,514  $    11,185
   Securities,  taxable......................................       1,284        1,069
   Securities,  non-taxable..................................         115           96
   Interest bearing deposits in other financial institutions.           3           16
   Federal funds sold........................................          68           82
                                                               -----------  -----------
Total interest income                                              11,984       12,448
                                                               -----------  -----------
Interest expense:
   Deposits..................................................       1,581        2,280
   Subsidiary grantor trusts.................................         482          490
   Other.....................................................         126            3
                                                               -----------  -----------
Total interest expense.......................................       2,189        2,773
                                                               -----------  -----------
Net interest income before provision for probable
  loan losses................................................       9,795        9,675
Provision for probable loan losses...........................         600        1,300
                                                               -----------  -----------
Net interest income after provision for probable
  loan losses................................................       9,195        8,375
                                                               -----------  -----------
Noninterest income:
   Gain on sale of loans.....................................         727          557
   Servicing income..........................................         505          425
   Service charges and other fees on deposit accounts........         473          411
   Appreciation of company owned life insurance .............         329          334
   Gain on sale of securities available-for-sale.............         212          425
   Mortgage brokerage fees...................................         119          363
   Other.....................................................         109          449
                                                               -----------  -----------
Total noninterest income.....................................       2,474        2,964
                                                               -----------  -----------
Noninterest expenses:
   Salaries and employee benefits............................       4,720        4,704
   Occupancy.................................................       1,050          819
   Loan origination costs....................................         357          317
   Professional fees.........................................         355          271
   Advertising and promotion.................................         247          171
   Furniture and equipment...................................         237          391
   Client services...........................................         185          250
   Telephone.................................................         113           83
   Stationery & supplies.....................................          70          106
   Other.....................................................       1,378        1,388
                                                               -----------  -----------
Total noninterest expenses...................................       8,712        8,500
                                                               -----------  -----------
Income before provision for income taxes.....................       2,957        2,839
Provision for income taxes...................................         950          910
                                                               -----------  -----------
Net income................................................... $     2,007  $     1,929
                                                               ===========  ===========
Earnings per share:
     Basic................................................... $      0.18  $      0.17
                                                               ===========  ===========

     Diluted................................................. $      0.17  $      0.17
                                                               ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended
                                                                               March 31,
                                                                    --------------------------
(Dollars in thousands)                                                     2004         2,003
------------------------------------------------------------------  ------------  ------------
Cash flows from operating activities:
Net income........................................................ $      2,007  $      1,929
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization.....................................          472           429
Provision for probable loan losses................................          600         1,300
Gain on disposals of property and equipment.......................          (10)           --
Gain on sale of securities available-for-sale.....................         (212)         (425)
Amortization /accretion of discounts and premiums on securities...          116           350
Gains on sales of loans...........................................         (727)         (557)
Proceeds from  sales of loans held for sale.......................       13,480        10,855
Originations of loans held for sale...............................      (12,450)      (18,341)
Maturities of loans held for sale.................................        4,823         9,351
Appreciation of Company Owned Life Insurance......................         (329)         (334)
Effect of changes in:
    Accrued interest receivable and other assets..................         (227)          956
    Accrued interest payable and other liabilities................       (1,124)          171
                                                                    ------------  ------------
Net cash provided by operating activities.........................        6,419         5,684
                                                                    ------------  ------------
Cash flows from investing activities:
Net (increase) decrease in loans..................................       (6,551)       22,101
Purchases of securities available-for-sale........................      (70,162)       (4,087)
Maturities/paydowns/calls of securities available-for-sale........        2,890         9,098
Proceeds from  sales of securities available-for-sale.............       17,637        21,370
(Purchases) redemption of other investments.......................           (3)          316
Purchases of premises and equipment...............................         (139)         (115)
                                                                    ------------  ------------
Net cash (used in) provided by investing activities...............      (56,328)       48,683
                                                                    ------------  ------------

Cash flows from financing activities:
Net increase (decrease) in deposits...............................       49,575       (17,310)
Net proceeds from issuance of common stock........................          542           274
Net change in other borrowings....................................        5,000            --
                                                                    ------------  ------------
Net cash provided by (use in ) financing activities...............       55,117       (17,036)
                                                                    ------------  ------------
Net increase in cash and cash equivalents.........................        5,208        37,331
Cash and cash equivalents, beginning of period....................      114,217        86,632
                                                                    ------------  ------------
Cash and cash equivalents, end of period.......................... $    119,425  $    123,963
                                                                    ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest....................................................... $      2,547  $      3,385
   Income taxes................................................... $         --  $        350

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2004
(Unaudited)

1) Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary: Heritage Bank of Commerce (HBC) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

The results for the three months ended March 31, 2004 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2004.

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 3.31% and 3.34% for March 31, 2004 and 2003; stock volatility of 37% and 22% in March 31, 2004 and 2003; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                                   --------------------
(Dollars in thousands, except per share data)                        2004       2003
---------------------------------------------------------------    --------   ---------
Net income
    As reported................................................   $  2,007   $   1,929
    Less: Compensation expense for amortization of fair value
        of stock awards, net of taxes..........................       (183)       (176)
                                                                   --------   ---------
    Pro forma..................................................   $  1,824   $   1,753
                                                                   ========   =========
Net income per common share - basic
    As reported................................................   $   0.18   $    0.17
    Pro forma..................................................   $   0.16   $    0.16

Net income per common share - diluted
    As reported................................................   $   0.17   $    0.17
    Pro forma..................................................   $   0.15   $    0.15

3) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 117,770 and 843,584 stock options at March 31, 2004 and 2003 considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                   Three Months Ended
                                                                       March 31,
                                                               ------------------------
                                                                  2004         2003
                                                               -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share....................  11,375,388   11,135,467
Dilutive effect of stock options outstanding,
    using the treasury stock method..........................     422,941      261,432
                                                               -----------  -----------
Shares used in computing diluted earnings per share..........  11,798,329   11,396,899
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

                                                                    Three Months Ended
                                                                       March 31,
                                                                  ------------------------
(Dollars in thousands)                                               2004         2003
----------------------------------------------------------------  -----------  -----------
Net income...................................................... $     2,007        1,929
                                                                  -----------  -----------
Other comprehensive income (loss), net of tax:
    Net unrealized holding gains (losses) on available-for-sale
     securities and Interest-Only strips during the period......       1,065          (63)
Less: reclassification adjustment for realized
    gains on available-for-sale securities
    included in net income during the period....................        (144)        (289)
                                                                  -----------  -----------
Other comprehensive income (loss)...............................         921         (352)
                                                                  -----------  -----------
Comprehensive income............................................ $     2,928  $     1,577
                                                                  ===========  ===========

5) Supplemental Retirement Plan

The Company has a supplemental retirement plan covering key executives and directors (Plan). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. For the current fiscal year ending December 31, 2004, the Company estimates the contributions to be paid to the Plan will be $1,200,000 of which $237,000 was paid in the first quarter of 2004. The following table presents the amount of periodic benefit cost recognized for the quarters ended March 31, 2004 and 2003:

                                                     March 31,
                                               --------------------
(Dollars in thousands)                           2004       2003
---------------------------------------------  ---------  ---------
Components of net periodic benefits cost
   Service cost.............................. $     182  $     114
   Interest cost.............................       102         50
   Amortization of (gain)/loss...............        40         (6)
                                               ---------  ---------
   Net periodic benefit cost................. $     324  $     158
                                               =========  =========

6) Commitments and Contingencies

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

Commitments to extend credit as of March 31, were as follows:

(Dollars in thousands)                 2004        2003
----------------------------------  ----------  ----------
Commitments to extend credit...... $  290,827  $  282,094
Standby letters of credit.........      8,542       2,738
                                    ----------  ----------
                                   $  299,369  $  284,832
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

Standby letters of credit are written with conditional commitments issued by HBC to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company has a deferred liability of $22,000 as of March 31, 2004, which represents the premiums received on the outstanding financial standby letters of credit. The Company recognizes these premiums as income as the commitments are used or as they expire.

7) Reclassifications

Certain amounts in the December 31, 2003 and March 31, 2003 financial statements have been reclassified to conform to the March 31, 2004 financial statements presentation.

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

CRITICAL ACCOUNTING POLICIES

General

Heritage Commerce Corp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment spreads could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We apply Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations to account for our stock option plan awards. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

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

The Company's allowance for probable loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and, as a result formula losses could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could differ from the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 18.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (I/O) strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the quarter ended March 31, 2004, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Stock Based Awards

Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount required to be paid to the Company by the optionee upon exercising the option. Because the Company's stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense is required to be recognized for stock options on the date of grant.

RESULTS OF OPERATIONS

Overview

Net income for the three months ended March 31, 2004 was $2,007,000, up 4% from $1,929,000 for the three months ended March 31, 2003. Earnings per diluted share were $0.17 for the three months ended March 31, 2004 and 2003. Annualized return on average assets and return on average equity for the quarter ended March 31, 2004 were 0.82% and 8.83%, compared with returns of 0.85% and 9.32%, for the same period in the prior year.

For the three months ended March 31, 2004, as compared with the same period in the prior year, net interest income increased slightly from $9,675,000 to $9,795,000, an increase of $120,000, or 1%. The Company's net interest margin was 4.38% for the three months ended March 31, 2004, down 26 basis points from 4.64% for the three months ended March 31, 2003, the change reflects the decrease in the yields on earning assets of 61 basis points offset by a corresponding decrease in the cost of interest bearing liabilities of 47 basis points and the effects of the change in mix of earning assets, primarily the increase in the average level of investment securities, and the mix in interest bearing liabilities.

Total assets as of March 31, 2004 were $1,060,723,000, an increase of $117,608,000, or 12%, from $943,115,000 as of March 31, 2003, and an increase of $57,522,000, or 6%, from total assets of $1,003,201,000 as of December 31, 2003. Total deposits as of March 31, 2004 were $884,985,000, an increase of $60,359,000, or 7%, from $824,626,000 as of March 31, 2003, and an increase of $49,575,000, or 6%, from total deposits of $835,410,000 as of December 31, 2003.

Total loan portfolio as of March 31, 2004 were $670,739,000, an increase of $19,213,000, or 3%, from $651,526,000 as of March 31, 2003 and an increase of $4,651,000, or 1%, from $666,088,000 as of December 31, 2003. The Company's allowance for probable loan losses was $12,151,000, or 1.81%, of total loans at March 31, 2004. This compares with an allowance for probable loan losses of $14,247,000, or 2.19%, and $13,451,000, or 2.02% of total loans at March 31, 2003 and December 31, 2003. The decrease in the overall level of the allowance of loan losses since December 31, 2003 is primarily the result of a $2,000,000 charge-off related to one unsecured commercial loan in the first quarter of 2004 offset by the provisions made during the quarter. The Company's nonperforming assets were $4,801,000, compared to $4,800,000 as of March 31, 2003 and $4,580,000 as of December 31, 2003.

The Company's shareholders' equity at March 31, 2004 was $93,379,000, up from $84,143,000 at March 31, 2003 and $89,846,000 as of December 31, 2003. The increase in shareholders' equity is a result of the income generated during the period, the exercise of common stock options and the increase in other comprehensive income from fair value changes. Book value per share increased to $8.12 at March 31, 2004, from $7.50 at March 31, 2003 and $7.89 at December 31, 2003. The Company's leverage capital ratio was 11.54% at March 31, 2004 compared to 11.25% at March 31, 2003 and 11.17% at December 31, 2003.

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                                                       For the Three Months Ended         For the Three Months Ended
                                                                              March 31, 2004                     March 31, 2003
                                                                   ---------------------------------  ---------------------------------
                                                                                Interest    Average                Interest    Average
                                                                    Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                              Balance     Expense      Rate      Balance     Expense      Rate
-----------------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross..................................................... $  691,624  $   10,514       6.11% $  693,852  $   11,185       6.54%
Investment securities............................................    176,184       1,399       3.19%    116,921       1,165       4.04%
Interest bearing deposits in other financial institutions........      2,039           3       0.59%      7,312          16       0.89%
Federal funds sold...............................................     29,145          68       0.94%     28,014          82       1.19%
                                                                   ----------  ----------             ----------  ----------
   Total interest earning assets.................................    898,992  $   11,984       5.36%    846,099  $   12,448       5.97%
                                                                               ----------                         ----------
Cash and due from banks..........................................     45,035                             37,211
Premises and equipment, net......................................      3,983                              5,215
Other assets.....................................................     31,777                             34,431
                                                                   ----------                         ----------
   Total assets.................................................. $  979,787                         $  922,956
                                                                   ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing......................................... $  106,143  $      119       0.45% $   92,657  $      146       0.64%
Savings and money market.........................................    336,364         841       1.01%    302,756         976       1.31%
Time deposits, under $100........................................     39,611         142       1.44%     45,165         243       2.18%
Time deposits, $100 and over.....................................     96,251         349       1.46%    107,853         550       2.07%
Brokered deposits................................................     11,652         130       4.49%     37,947         365       3.90%
Other borrowings.................................................     52,191         608       4.69%     24,022         493       8.32%
                                                                   ----------  ----------             ----------  ----------
   Total interest bearing liabilities............................    642,212  $    2,189       1.37%    610,400  $    2,773       1.84%
                                                                               ----------                         ----------
Demand, noninterest bearing......................................    234,693                            217,630
Other liabilities................................................     11,502                             10,978
                                                                   ----------                         ----------
   Total liabilities.............................................    888,407                            839,008
Shareholders' equity.............................................     91,380                             83,948
                                                                   ----------                         ----------
   Total liabilities and
      shareholders' equity....................................... $  979,787                         $  922,956
                                                                   ==========                         ==========
Net interest income / margin................................................. $    9,795       4.38%             $    9,675       4.64%
                                                                               ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $991,000 and $1,101,000 for the three month periods ended March 31, 2004 and 2003, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $4,171,000 and $4,800,000 for the period ended March 31, 2004 and 2003, respectively, are included in the average balance calculation above.

The Company's net interest income for the three months ended March 31, 2004 was $9,795,000, an increase of $120,000, or 1%, over the same three month period in the prior year. For the three months ended March 31, 2004 compared to the same periods in the prior year, average interest earning assets increased by $52,893,000, or 6%. For the three months ended March 31, 2004, the average yield on interest earning assets was 5.36%, down 61 basis points from 5.97% for the same period in 2003. Over the same period the rates paid on interest bearing liabilities declined 47 basis points to 1.37% from 1.84%. As a result, the net interest margin decreased 26 basis points to 4.38% for the three months ended March 31, 2004, from 4.64% for the same period in the prior year. The decrease in the first quarter of 2004 compared to the same period in the prior year was primarily attributable to the continuing low interest rate environment and changes in the level and mix of earning assets and interest bearing liabilities. Overall, the changes in volume contributed $373,000 to net interest income while the effect of the changes in rates reduced this contribution by $253,000 resulting in the overall increase in March 31, 2004 from March 31, 2003 of $120,000.

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

                                                                   Three Months Ended March 31,
                                                                          2004  vs.  2003
                                                                ----------------------------------
                                                               Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $      (27) $     (644) $     (671)
    Investments securities....................................        472        (238)        234
    Interest bearing deposits in other financial institutions.         (8)         (5)        (13)
    Federal funds sold........................................          3         (17)        (14)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $      440  $     (904) $     (464)
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing..................................         15         (42)        (27)
    Savings and money market..................................         81        (216)       (135)
    Time deposits, under $100.................................        (20)        (81)       (101)
    Time deposits, $100 and over..............................        (43)       (158)       (201)
    Brokered deposits.........................................       (294)         59        (235)
    Other borrowings..........................................        328        (213)        115
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $       67  $     (651) $     (584)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $      373  $     (253) $      120
                                                                ==========  ==========  ==========

Provision for Probable Loan Losses

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates. For the three months ended March 31, 2004, the provision for probable loan losses was $600,000, compared to $1,300,000 for the same periods in the prior year. See additional discussion at Allowance for Probable Loan Losses.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                            March 31,          2004 versus 2003
                                                      --------------------   --------------------
(Dollars in thousands)                                  2004       2003       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     727  $     557   $     170         31%
Servicing income....................................       505        425          80         19%
Service charges and other fees on deposits accounts.       473        411          62         15%
Appreciation of company owned life insurance........       329        334          (5)        (1)%
Gain on sale of securities available-for-sale.......       212        425        (213)       (50)%
Mortgage brokerage fees.............................       119        363        (244)       (67)%
Other...............................................       109        449        (340)       (76)%
                                                      ---------  ---------   ---------
Total............................................... $   2,474  $   2,964   $    (490)       (17)%
                                                      =========  =========   =========

Noninterest income for the three months ended March 31, 2004 was $2,474,000, down 17% from $2,964,000 for the same period in the prior year. The decrease was primarily due to the amendment of an equipment lease agreement resulting in a change in the classification from equipment under operating leases to a direct financing lease arrangement, which is now included in the loan portfolio. As a result, the payment amounts are now recorded as principal and interest payments rather than noninterest income and expenses. The decrease in gain on sale of securities available-for-sale of $213,000 and mortgage brokerage fees of $244,000, which resulted from the change in the underlying market conditions, for the first quarter of 2004 from the prior year was partially offset by an increase in gains on sales of loans of $170,000 and servicing income of $80,000, which was primarily the result of expansion of the SBA lending operation into additional geographic areas of California and the overall increase in the level of loans serviced. The increases in service charges and other fees on deposit accounts of $62,000 was due to an increase in the activity and level of demand deposit accounts.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                            March 31,          2004 versus 2003
                                                      --------------------   --------------------
(Dollars in thousands)                                  2004       2003       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,720  $   4,704   $      16          0%
Occupancy...........................................     1,050        819         231         28%
Loan origination costs..............................       357        317          40         13%
Professional fees...................................       355        271          84         31%
Advertising and promotion...........................       247        171          76         44%
Furniture and equipment.............................       237        391        (154)       (39)%
Client services.....................................       185        250         (65)       (26)%
Telephone...........................................       113         83          30         36%
Stationery & supplies...............................        70        106         (36)       (34)%
Other...............................................     1,378      1,388         (10)        (1)%
                                                      ---------  ---------   ---------
Total............................................... $   8,712  $   8,500   $     212          2%
                                                      =========  =========   =========

The following table indicates the percentage of noninterest expense in each category:

                                                         For The Three Months Ended March 31,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2004     of Total      2003     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,720         54% $   4,704         55%
Occupancy...........................................     1,050         12%       819         10%
Loan origination costs..............................       357          4%       317          4%
Professional fees...................................       355          4%       271          3%
Advertising and promotion...........................       247          3%       171          2%
Furniture and equipment.............................       237          3%       391          5%
Client services.....................................       185          2%       250          3%
Telephone...........................................       113          1%        83          1%
Stationery & supplies...............................        70          1%       106          1%
Other...............................................     1,378         16%     1,388         16%
                                                      ---------  ---------   ---------  ---------
Total............................................... $   8,712        100% $   8,500        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three months ended March 31, 2004 were $8,712,000, up $212,000, or 2%, from $8,500,000 for the same period in the prior year.

For the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003:

  Salaries and benefits increased $16,000, or less than 1%, to $4,720,000, as compared to the same period in the prior year. Salaries and benefits are expected to increase in the second quarter of 2004 by approximately $1,100,000 for severance payments to be paid as a result of the resignation of the chief executive officer effective May 5, 2004. See Part II Item 4 and Exhibit 4.1 for additional information.

  Occupancy increased by $231,000, or 28%, primarily as a result of increased rental costs, depreciation on leasehold improvements and write-offs associated with the outsourcing of the data processing function. Occupancy costs, as a percentage of total noninterest expenses increased to 12% from 10% over the comparative three month periods.

  Loan origination costs increased by $40,000, or 13%, to $357,000. The increase from 2003 was primarily due to continued growth in the loan portfolio. Loan origination cost, as a percentage of total noninterest expenses remained fairly constant over the comparative three month periods.

  Professional fees increased $84,000, or 31%, to $355,000. The increases were primarily due to increased legal expenses. Professional fees, as a percentage of total noninterest expenses increased to 4% from 3% over the comparative three month periods.

  Advertising and promotion increased $76,000, or 44%, to $247,000. The increase from 2003 was primarily as a result of several new promotions and sponsorships in 2004. Advertising and promotion, as a percentage of toal noninterest expenses increase to 3% from 2% over the comparative three month periods.

  Furniture and equipment decreased by $154,000, or 39%, to $237,000, due to the decrease in the level of purchase of small equipment, fewer equipment repairs, and lower depreciation on furniture and equipment in 2004. Furniture and equipment, as a percentage of total noninterest expenses decrease to 3% from 5% over the comparative three month periods.

  Client services decreased $65,000, or 26%, to $185,000, due to the decrease in services fees charged to the Company from the third party vendors in 2004. Client services, as a percentage of total noninterest expenses decreased to 2% from 3% over the comparative three month periods.

  Telephone expense increased by $30,000, or 36%, to $113,000. Telephone expense, as a percentage of total noninterest expenses remained fairly constant over the comparative three month periods.

  Stationery and supplies decreased by $36,000, or 34%, to $70,000. Stationery and supplies, as a percentage of total noninterest expenses also remained fairly constant over the comparative three month periods.

  Other noninterest expense decreased slightly by $10,000, or 1%, to $1,378,000.

Income Taxes

The provision for income taxes for the three months ended March 31, 2004 was $950,000, as compared to $910,000 for the same periods in the prior year. The following table shows the income tax rate for each period indicated.

                                                       Three Months Ended
                                                             March 31,
                                                      --------------------
                                                        2004       2003
----------------------------------------------------  ---------  ---------
Income tax rate.....................................     32.13%    32.05%

The difference in the effective tax rate compared to the statutory tax rate of 42% is primarily the result of the Company's investment in Bank Owned Life Insurance policies whose earnings are not subject to taxes, low income housing tax credits and investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $57,522,000, or 6%, to $1,060,723,000 at March 31, 2004 from $1,003,201,000 at December 31, 2003, and increased $117,608,000, or 12%, from $943,115,000 at March 31, 2003. Securities available-for-sale increased $51,232,000, or 33%, to $204,705,000 at March 31, 2004 from $153,473,000 at December 31, 2003, and increased $105,269,000, or 106%, from $99,436,000 at March 31, 2003. Total loan portfolio increased $4,651,000, or 1%, to $670,739,000 at March 31, 2004 from $666,088,000 at December 31, 2003, and increased $19,213,000, or 3%, from $651,526,000 at March 31, 2003. The increase in the assets was primarily funded by increases in deposits and other borrowings. Total deposits increased $49,575,000 or 6% to $884,985,000 at March 31, 2004 from $835,410,000 at December 31, 2003, and increased $60,359,000, or 7%, from $824,626,000 at March 31, 2003. Other borrowings increased $5,000,000, or 11%, to $48,600,000 at March 31, 2004 from $43,600,000 at December 31, 2003. The Company did not have any other borrowings at March 31, 2003.

Securities Portfolio

The following table sets forth the estimated fair value of investment securities at the dates indicated:

                                                        March 31,
                                                 ----------------------  December 31,
(Dollars in thousands)                              2004        2003        2003
-----------------------------------------------  ----------  ----------  ----------
Securities available-for-sale (at fair value):
U.S. Treasury.................................. $    6,021  $    4,631  $    7,015
U.S. Government Agencies.......................     63,301      33,434      36,115
Mortgage-Backed Securities.....................    105,377      40,335      79,615
Municipals.....................................     14,835       9,115      15,704
CMOs...........................................     15,171      11,921      15,024
                                                 ----------  ----------  ----------
Total securities available-for-sale............ $  204,705  $   99,436  $  153,473
                                                 ==========  ==========  ==========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at March 31, 2004:

                                                                     March 31, 2004
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year   Within Five Years Within Ten Years  After Ten Years     Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
(Dollars in thousands)            Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
-------------------------------  -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
U.S. Treasury.................. $     --     -- % $  6,021   1.67% $     --     -- % $     --     -- % $   6,021   1.67%
U.S. Government Agencies.......       --     -- %   63,301   2.17%       --     -- %       --     -- %    63,301   2.17%
Mortgage-Backed Securities.....       --     -- %      331   5.08%    7,980   3.54%   97,066   4.09%   105,377   4.05%
Municipals -  Nontaxable.......      472   4.91%   11,998   2.93%    2,365   3.29%       --     -- %    14,835   3.05%
CMOs...........................       --     -- %       --     -- %       --     -- %   15,171   3.08%    15,171   3.08%
                                 --------          --------          --------          --------          ---------
Total available-for-sale....... $    472   4.91% $ 81,651   2.26% $ 10,345   3.48% $112,237   3.95% $ 204,705   3.25%
                                 ========          ========          ========          ========          =========
Note:	Yield on non-taxable municipal securities are not presented on a fully tax equivalent basis.

Loans

Total loan portfolio increased $4,651,000, or 1%, to $670,739,000 at March 31, 2004 from $666,088,000 at December 31, 2003, and increased $19,213,000, or 3%, from $651,526,000 at March 31, 2003.

For the three months ended March 31, 2004, $12,450,000 in loans guaranteed by the U.S. Small Business Administration (SBA) were generated and held for sale, and $12,753,000 of SBA loans held for sale was sold into the secondary market.

At March 31, 2004 and December 31, 2003, the Company serviced SBA loans, which it had sold into the secondary market of approximately $125,117,000 and $117,770,000. At March 31, 2004 and December 31, 2003, the carrying amount of the servicing assets was $1,967,000 and $1,876,000, respectively. There was no valuation allowance as of March 31, 2004 or December 31, 2003. The balance of Interest-Only (I/O) strip receivable at March 31, 2004 and December 31, 2003 was $2,960,000, net of unrealized gain of $945,000, and $2,803,000, net of unrealized gain of $925,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans was $505,000 for the quarter ended March 31, 2004, compared to $425,000 for the same period in 2003. Amortization of the related assets was $380,000 for the quarter ended March 31, 2004, compared to $297,000 for the same period in 2003. Heritage Bank of Commerce is a preferred lender with the U.S. Small Business Administration, which allows the Company to grant certain U.S. Small Business Administration loans without the prior approval of the SBA.

The following table summarizes the composition of the Company's loan portfolio at the dates indicated:

                                        March 31,       % of       December 31,    % of
(Dollars in thousands)                     2004         Total         2003         Total
-------------------------------------  ------------  -----------   -----------  -----------
Commercial........................... $    275,536           41% $   281,561           42%
Real estate - mortgage...............      287,833           43%     276,908           42%
Real estate - land and construction..      101,389           15%     101,082           15%
Direct financing lease...............        3,749            1%       3,931            1%
Consumer.............................        1,715            0%       1,743            0%
                                       ------------  -----------   -----------  -----------
     Total loans.....................      670,222          100%     665,225          100%
                                                     ===========                ===========
Deferred loan costs..................          517                        863
Allowance for loan losses............      (12,151)                   (13,451)
                                       ------------                -----------
Loans, net........................... $    658,588                $   652,637
                                       ============                ===========

The loan portfolio is primarily composed of commercial loans to companies principally engaged in manufacturing, wholesale, and service businesses and real estate lending, with the balance in direct equipment finance leases and consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are dependent on the technology and real estate industries and their supporting companies. The Company's borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

The following table sets forth the maturity distribution of the Company's loan portfolio at March 31, 2004:

                                                      Over One
                                          Due in      Year But
                                         One Year     Less Than       Over
(Dollars in thousands)                   or Less     Five Years    Five Years      Total
-------------------------------------  ------------  -----------   -----------  -----------
Commercial........................... $    262,182  $    12,610   $       744  $   275,536
Real estate - mortgage...............      199,890       48,526        39,417      287,833
Real estate - land and construction..      101,389           --            --      101,389
Direct financing lease...............          982        2,767            --        3,749
Consumer.............................        1,470          245            --        1,715
                                       ------------  -----------   -----------  -----------
     Total loans..................... $    565,913  $    64,148   $    40,161  $   670,222
                                       ============  ===========   ===========  ===========

Loans with variable interest rates... $    549,996  $    30,829   $        --  $   580,825
Loans with fixed interest rates......       15,917       33,319        40,161       89,397
                                       ------------  -----------   -----------  -----------
     Total loans..................... $    565,913  $    64,148   $    40,161  $   670,222
                                       ============  ===========   ===========  ===========

The table above also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At March 31, 2004, approximately 87% of the Company's loan portfolio consisted of floating interest rate loans.

Nonperforming assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings and other real estate owned. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Company has granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related underlying defaulted loans. The following table shows nonperforming assets at the dates indicated:

                                                          March 31,
                                                  ----------------------  December 31,
(Dollars in thousands)                               2004        2003        2003
------------------------------------------------  ----------  ----------  -----------
Nonaccrual loans................................ $    4,171  $    4,800  $     3,972
Loans 90 days past due and still accruing               630          --          608
Restructured loans..............................         --          --           --
                                                  ----------  ----------  -----------
    Total nonperforming loans...................      4,801       4,800        4,580
Other real estate owned.........................         --          --           --
                                                  ----------  ----------  -----------
    Total nonperforming assets.................. $    4,801  $    4,800  $     4,580
                                                  ==========  ==========  ===========
Nonperforming assets as a percentage of
  period end loans plus other real estate owned.       0.72%      0.74%       0.69%

 As of March 31, 2004, the Company had $4,171,000 loans on nonaccrual status, compared to $3,972,000 as of December 31, 2003, which were considered impaired loans. The impaired loans had a related valuation allowance of $1,287,000 and $464,000 at March 31, 2004 and December 31, 2003, respectively. The Company had $630,000 and $608,000 loans past due 90 days or more and still accruing interest, no restructured loans and no foreclosed assets as of March 31, 2004 and December 31, 2003.

The Company had $4,800,000 in loans on nonaccrual status as of March 31, 2003, which were considered impaired loans. The impaired loans had a related valuation allowance of $634,000 at March 31, 2003. The Company had no loans past due 90 days or more and still accruing interest, no restructured loans and no foreclosed assets as of March 31, 2003.

The Company had $258,000 and $106,000 in foregone interest income on nonaccrual loans for the three months ended March 31, 2004 and 2003, respectively. The Company had $17,000 and zero in interest income for cash payments received on nonaccrual loans for the three months ended March 31, 2004 and 2003, respectively.

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

Allowance for Loan Losses

It is the policy of management to maintain the allowance for probable loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to continue to weaken. Additionally, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Company's loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                         Three Months Ended     For the
                                               March 31,       Year Ended
                                        --------------------   December 31,
(Dollars in thousands)                    2004       2003         2003
--------------------------------------  ---------  ---------   ----------
Balance, beginning of period / year... $  13,451  $  13,227   $   13,227
Net charge-offs.......................    (1,900)      (280)      (2,676)
Provision for probable loan losses....       600      1,300        2,900
                                        ---------  ---------   ----------
Balance, end of period / year......... $  12,151  $  14,247   $   13,451
                                        =========  =========   ==========

Ratios:
Net charge-offs to
   average loans outstanding..........      1.16%     0.17%       0.41%
Allowance for loan losses to average
   loans..............................      1.84%     2.15%       2.07%
Allowance for loan losses to total
   loans..............................      1.81%     2.19%       2.02%
Allowance for loan losses to
   nonperforming assets...............       253%      297%        294%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously though provisions for probable loan losses. The net charge-offs as of March 31, 2004 were $1,900,000, compared to $280,000 as of March 31, 2003. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                           March 31, 2004         March 31, 2003        December 31, 2003
                                        --------------------   ---------------------   --------------------
                                                    Percent                 Percent                Percent
                                                   of ALL by               of ALL by              of ALL by
                                                   category                category               category
                                                   to total                to total               to total
                                                   loans by                loans by               loans by
(Dollars in thousands)                   Amount    category      Amount    category     Amount    category
--------------------------------------  ---------  ---------   ----------  ---------   ---------  ---------
Commercial............................ $   9,013       3.27% $    7,910       3.09% $   9,628       3.42%
Real estate - mortgage................     1,803       0.63%      3,157       1.26%     2,003       0.72%
Real estate - land and construction...     1,199       1.18%      3,180       2.25%     1,714       1.70%
Direct financing lease................        37       0.99%         --         -- %        39       0.99%
Consumer..............................        38       2.22%         51       1.81%        37       2.12%
Unallocated...........................        61         -- %        (51)        -- %        30         -- %
                                        ---------              ----------              ---------
     Total ........................... $  12,151       1.81% $   14,247       2.19% $  13,451       2.02%
                                        =========              ==========              =========

The decrease in the overall level of the allowance and in the allowance as a percentage of total loans since December 31, 2003 is primarily the result of the activity related to one unsecured commercial loan. As reported in the Form 10-K for the fiscal year ended December 31, 2003, during the first quarter of 2004 the Company identified a $4 million unsecured commercial line of credit with risks that created doubt about full repayment under the original terms of the agreement. The loan was placed on nonaccrual and a specific reserve was established. Subsequent to placement on nonaccrual, the Company was advised that the borrower had filed for bankruptcy protection. Although the Company continues to negotiate with the borrower within the framework of the bankruptcy, $2.0 million was charged-off in the first quarter of 2004, and a specific reserve of $1.0 million was established for the remaining balance of $2.0 million. Other than the loans already classified, the Company has not identified any additional potential problem loans at March 31, 2004.

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. As of March 31, 2004, nonperforming loans had a related specific valuation allowance of $1,335,000 compared to a specific valuation allowance of $474,000 at December 31, 2003.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan. The formula allowance on March 31, 2004 was $10,755,000, compared to $12,947,000 on December 31, 2003. The decrease was primarily attributable to the charge-off related to one commercial unsecured loan and the specific reserve established for that loan.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of March 31, 2004, the Company's unallocated allowance was $61,000, compared to $30,000 on December 31, 2003. In evaluating the appropriateness of the unallocated allowance, management considered the changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications, changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments, changes in underwriting standards and collection, charge-off, and recovery practices, and changes in the volume and mix of the loan portfolio and in credit concentrations particularly in commercial and real estate land and construction lending. There can be no assurance that the adverse impact of any of these conditions on the Company will not be in excess of the range set forth above.

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

Deposits

Total deposits were $884,985,000 at March 31, 2004, up 6%, compared to deposits of $835,410,000 at December 31, 2003, and up 7% from $824,626,000 at March 31, 2003. Compared to December 31, 2003, noninterest bearing demand deposits increased $49,210,000, or 21%, primarily due to a short term $30,328,000, or 51%, increase in title and escrow deposits at March 31, 2004; interest bearing demand deposits increased $3,504,000, or 3%; savings and money market deposits decreased $5,674,000, or 2%; time deposits increased $3,487,000, or 3%; and brokered deposits decreased $952,000, or 8%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                         Three Months Ended       Year Ended
                                          March 31, 2004       December 31, 2003
                                       --------------------   --------------------
                                                   Average                Average
                                        Average      Rate      Average      Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid
-------------------------------------  ----------  --------   ----------  --------
Demand, noninterest bearing.......... $  234,693        -- % $  238,467        -- %
Demand, interest bearing.............    106,143      0.45%     96,772      0.51%
Saving and money market..............    336,364      1.01%    318,774      1.16%
Time deposits, under $100............     39,611      1.44%     43,060      1.85%
Time deposits, $100 and over.........     96,251      1.46%    101,406      1.79%
Brokered deposits....................     11,652      4.49%     24,559      4.05%
                                       ----------             ----------
     Total average deposits.......... $  824,714      0.77% $  823,038      0.95%
                                       ==========             ==========

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of March 31, 2004.

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................  $   48,229        44%
Over three months through twelve months....................      50,040        46%
Over twelve months.........................................      10,383        10%
                                                              ----------  --------
       Total...............................................  $  108,652       100%
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

                                         Three Months Ended
                                             March 31,
                                       --------------------
                                         2004       2003
                                       ---------- ---------
Return on average assets...............   0.82%    0.85%
Return on average equity...............   8.83%    9.32%
Average equity to average assets ratio.   9.33%    9.10%

Annualized return on average assets and return on average equity for the quarter ended March 31, 2004 were 0.82% and 8.83%, respectively, compared with returns of 0.85% and 9.32%, respectively, for the same period in 2003. The equity to asset ratio for the quarter ended March 31, 2003 was 9.33%, compared to 9.10% for the same period in 2003.

Interest Rate Risk

The planning of asset and liability maturities is an integral part of the management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2004, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                                          Due in    Due After
                                                               Within    Three to    One to    Due After     Not
                                                                Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                                         Months     Months      Years      Years    Sensitive    Total
------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ----------
Interest earning assets:
  Federal funds sold........................................ $  67,700  $      --  $      --  $      --  $      --  $   67,700
  Interest bearing deposits in other financial Institutions.     2,041         --         --         --         --       2,041
  Securities................................................       327        145     81,651    122,582         --     204,705
  Total loans...............................................   525,456     66,486     64,148     40,161         --     696,251
                                                              ---------  ---------  ---------  ---------  ---------  ----------
    Total interest earning assets...........................   595,524     66,631    145,799    162,743         --     970,697
                                                              ---------  ---------  ---------  ---------  ---------  ----------
Cash and due from banks.....................................        --         --         --         --     49,684      49,684
Other assets................................................        --     25,602         --         --     14,740      40,342
                                                              ---------  ---------  ---------  ---------  ---------  ----------
    Total assets............................................ $ 595,524  $  92,233  $ 145,799  $ 162,743  $  64,424  $1,060,723
                                                              =========  =========  =========  =========  =========  ==========

Interest bearing liabilities:
  Demand, interest bearing.................................. $ 108,764  $      --  $      --  $      --  $      --  $  108,764
  Savings and money market..................................   340,212         --         --         --         --     340,212
  Time deposits.............................................    64,103     69,438     14,835         --         --     148,376
  Other borrowings............................................   8,800         --     39,800         --         --      48,600
  Notes payable to subsidiary grantor trusts................     9,279         --         --     14,423         --      23,702
                                                              ---------  ---------  ---------  ---------  ---------  ----------
    Total interest bearing liabilities......................   531,158     69,438     54,635     14,423         --     669,654
                                                              ---------  ---------  ---------  ---------  ---------  ----------
Noninterest demand deposits.................................    89,807         --         --         --    197,826     287,633
Accrual interest payable and other liabilities..............        --         --         --         --     10,057      10,057
Shareholders' equity........................................        --         --         --         --     93,379      93,379
                                                              ---------  ---------  ---------  ---------  ---------  ----------
    Total liabilities and shareholders' equity.............. $ 620,965  $  69,438  $  54,635  $  14,423  $ 301,262  $1,060,723
                                                              =========  =========  =========  =========  =========  ==========

Interest rate sensitivity GAP............................... $ (25,441) $  22,795  $  91,164  $ 148,320  $(236,838) $       --
                                                              =========  =========  =========  =========  =========  ==========

Cumulative interest rate sensitivity GAP.................... $ (25,441) $  (2,646) $  88,518  $ 236,838  $      --  $       --
Cumulative interest rate sensitivity GAP ratio..............     (2.40)%    (0.25)%     8.35%    22.33%       -- %        -- %

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

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At March 31, 2004, the Company's primary liquidity ratio was 20.75%, comprised of $82,123,000 in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $19,993,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $67,700,000, and $49,684,000 in cash and due from banks, as a percentage of total unsecured deposits of $864,992,000.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                           March 31,
                                   ----------------------  December 31,
(Dollars in thousands)                2004        2003         2003
---------------------------------  ----------  ----------  ------------
Capital components:
   Tier 1 Capital................ $  113,412  $  104,166  $    110,891
   Tier 2 Capital................     10,725      10,117        10,403
                                   ----------  ----------  ------------
     Total risk-based capital.... $  124,137  $  114,283  $    121,294
                                   ==========  ==========  ============

Risk-weighted assets............. $  857,965  $  803,951  $    830,537
Average assets................... $  982,777  $  925,821  $    992,608
                                                                           Minimum
                                                                         Regulatory
                                                                         Requirements
                                                                         -----------
Capital ratios:
  Total risk-based capital.......       14.5%      14.2%        14.6%        8.0%
  Tier 1 risk-based capital......       13.2%      13.0%        13.4%        4.0%
  Leverage ratio (1).............       11.5%      11.3%        11.2%        4.0%
(1)	Tier 1 capital divided by average assets (excluding goodwill).

At March 31, 2004 and 2003, and December 31, 2003, the Company's capital met all minimum regulatory requirements. As of March 31, 2004, management believes that HBC was considered "Well Capitalized" under the Prompt Corrective Action Provisions.

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

(b) There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, such controls.

Part II - OTHER INFORMATION

ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2004, the Company announced that Brad L. Smith had tendered his resignation as Chief Executive Officer and Director to facilitate the settlement with shareholders who had nominated alternative directors for the upcoming annual meeting. Chairman of the Board William Del Biaggio, Jr. was appointed interim CEO effective immediately, while a search for permanent CEO is completed. The Board appointed Ranson Webster to fill the seat vacated by Smith. Webster is the Company's largest individual shareholder and is one of the founders of HBC. As part of the proposed settlement agreement, the Concerned Shareholders Committee has agreed in principle not to further pursue proxy solicitation measures for two years. The settlement and standstill agreement and the Company's press release of May 5, 2004 announcing execution of the definitive agreement are attached to this report as Exhibits 4.1 and 4.2, respectively, and incorporated herein by reference.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K
  Exhibits included with this filing:

The exhibit list required by this item is incorporated by reference to the Exhibit Index filed as part of this report.

  Reports on Form 8-K

The Registrant filed a Current Report on Form 8-K dated March 18, 2004 under item 5 to report Phillip Boyce resigned as a Direct of Heritage Commerce Corp and Heritage Bank of Commerce.

The Registrant furnished a Current Report on Form 8-K dated January 20, 2004 under Item 7 and 12, to report its year end 2003 financial results, containing condensed summarized statements of financial position and results of operations.

The Registrant furnished a Current Report on Form 8-K dated April 23, 2004 under item 7 and item 12 to report its quarter ended March 31, 2004 financial results, containing condensed summarized statements of financial position and results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

May 10, 2004 Date	/s/ William Del Biaggio, Jr. William Del Biaggio, Jr. Interim Chief Executive Officer

May 10, 2004 Date	/s/ Lawrence D. McGovern Lawrence D. McGovern Chief Financial Officer

Exhibit Index

Exhibit	Description
4.1

Settlement and Standstill Agreement dated May 5, 2004 relating to proxy contest involving James "Jim" D'Amico, Arthur "Art" Carmichael, Jr., William "Boots" Del Biaggio, III, William "Bill" D. Dallas, Tracey Enfantino, Robert W. Peters, Gary L. Thornhill, Ranson W. Webster and Norman "Norm" P. Creighton.    PDF

4.2	Company's press release of May 5, 2004 relating to signing of Settlement and Standstill Agreement dated May 5, 2004 (exhibit 4.1 to this report) PDF
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003 PDF
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003 PDF
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350 PDF
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 PDF