Form 10-Q
period 2004-06-30
HERITAGE COMMERCE CORP
filed 2004-08-09
CIK 1053352

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 11,666,341 shares of Common Stock outstanding on July 29, 2004.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BLANCE SHEETS (UNAUDITED)

                                                                    June 30,    December 31,
(Dollars in thousands)                                                2004          2003
----------------------------------------------------------------  ------------  ------------
                           ASSETS
Cash and due from banks......................................... $     55,469  $     39,978
Interest bearing deposits in other financial institutions.......          935         2,039
Federal funds sold..............................................       13,800        72,200
                                                                  ------------  ------------
               Total cash and cash equivalents..................       70,204       114,217
Securities available-for-sale, at fair value....................      230,435       153,473
Loans held for sale, at lower of cost or market.................       31,916        30,638
Loans, net of deferred costs....................................      706,857       666,088
Allowance for probable loan losses..............................      (12,688)      (13,451)
                                                                  ------------  ------------
               Loans, net.......................................      694,169       652,637
Premises and equipment, net.....................................        3,641         4,034
Accrued interest receivable and other assets....................       22,564        20,425
Company owned life insurance....................................       25,836        25,273
Other investments...............................................        4,622         2,504
                                                                  ------------  ------------
               TOTAL............................................ $  1,083,387  $  1,003,201
                                                                  ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing............................... $    301,329  $    238,423
      Demand, interest bearing..................................      111,282       105,260
      Savings and money market..................................      364,124       345,886
      Time deposits, under $100.................................       38,293        39,869
      Time deposits, $100 and over..............................       96,096        94,002
      Brokered deposits.........................................        8,045        11,970
                                                                  ------------   -----------
   Total deposits...............................................      919,169       835,410
   Accrued interest payable and other liabilities...............        9,897        10,643
   Other borrowings.............................................       39,800        43,600
   Notes payable to subsidiary grantor trusts...................       23,702        23,702
                                                                  ------------  ------------
               Total liabilities................................      992,568       913,355
                                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized;
      none outstanding..........................................           --            --
   Common stock, no par value;  30,000,000 shares authorized;
      shares issued and outstanding: 11,596,491 at
      June 30, 2004 and 11,381,037 at December 31, 2003.........       65,974        65,234
   Unallocated ESOP shares......................................         (318)         (443)
   Accumulated other comprehensive income (loss), net of taxes..       (2,620)           79
   Retained earnings............................................       27,783        24,976
                                                                  ------------  ------------
               Total shareholders' equity.......................       90,819        89,846
                                                                  ------------  ------------
               TOTAL............................................ $  1,083,387  $  1,003,201
                                                                  ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                   Three Months Ended        Six Months Ended
                                                                       June 30,                  June 30,
                                                               ------------------------  ------------------------
(Dollars in thousands, except per share data)                     2004         2003         2004         2003
-------------------------------------------------------------  -----------  -----------  -----------  -----------
Interest income:
   Loans, including fees..................................... $    10,912  $    10,799  $    21,427  $    21,983
   Securities,  taxable......................................       1,615          814        2,898        1,882
   Securities,  non-taxable..................................          70           83          185          180
   Interest bearing deposits in other financial institutions.           1           18            4           35
   Federal funds sold........................................          92          159          161          241
                                                               -----------  -----------  -----------  -----------
Total interest income                                              12,690       11,873       24,675       24,321
                                                               -----------  -----------  -----------  -----------
Interest expense:
   Deposits..................................................       1,579        2,052        3,160        4,332
   Subsidiary grantor trusts.................................         481          489          963          979
   Other.....................................................         238           11          364           14
                                                               -----------  -----------  -----------  -----------
Total interest expense.......................................       2,298        2,552        4,487        5,325
                                                               -----------  -----------  -----------  -----------
Net interest income before provision for probable
  loan losses................................................      10,392        9,321       20,188       18,996
Provision for probable loan losses...........................         600          600        1,200        1,900
                                                               -----------  -----------  -----------  -----------
Net interest income after provision for probable
  loan losses................................................       9,792        8,721       18,988       17,096
                                                               -----------  -----------  -----------  -----------
Noninterest income:
   Gain on sale of loans.....................................         639          587        1,366        1,144
   Servicing income..........................................         561          451        1,066          876
   Service charges and other fees on deposit accounts........         497          441          970          852
   Appreciation of company owned life insurance .............         234          303          562          637
   Gain on sale of securities available-for-sale.............         264           33          476          458
   Mortgage brokerage fees ..................................          30          277          149          640
   Other.....................................................          79          424          189          873
                                                               -----------  -----------  -----------  -----------
Total noninterest income.....................................       2,304        2,516        4,778        5,480
                                                               -----------  -----------  -----------  -----------
Noninterest expenses:
   Salaries and employee benefits............................       5,456        4,521       10,176        9,224
   Occupancy.................................................         880          835        1,930        1,654
   Professional fees.........................................         961          419        1,316          690
   Loan origination costs....................................         411          360          768          677
   Advertising and promotion.................................         252          228          499          399
   Furniture and equipment...................................         255          367          492          758
   Client services...........................................         231          225          416          475
   Telephone.................................................          86           67          199          150
   Stationery & supplies.....................................          82           57          152          163
   Other.....................................................       2,302        1,407        3,681        2,796
                                                               -----------  -----------  -----------  -----------
Total noninterest expenses...................................      10,916        8,486       19,629       16,986
                                                               -----------  -----------  -----------  -----------
Income before provision for income taxes.....................       1,180        2,751        4,137        5,590
Provision for income taxes...................................         380          880        1,330        1,790
                                                               -----------  -----------  -----------  -----------
Net income................................................... $       800  $     1,871  $     2,807  $     3,800
                                                               ===========  ===========  ===========  ===========
Earnings per share:
     Basic................................................... $      0.07  $      0.17  $      0.24  $      0.34
                                                               ===========  ===========  ===========  ===========

     Diluted................................................. $      0.07  $      0.16  $      0.24  $      0.33
                                                               ===========  ===========  ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                            Accumulated
                                                                               Other
                                       Common Stock                         Comprehensive                                 Total
                                    ------------------------   Unallocated  Income (Loss)  Retained     Shareholders' Comprehensive
(Dollars in thousands)                 Shares       Amount     ESOP Shares  Net of Taxes   Earnings       Equity         Income
-----------------------------      ------------   ---------   ----------   ------------   ---------    -----------   -------------
BALANCES, DECEMBER 31, 2002.......   11,214,414  $   64,002  $      (693) $       1,714   $  17,194   $     82,217
Net income........................           --          --           --             --       3,800          3,800   $       3,800
Net change in unrealized
loss on securities
available-for-sale, net of
reclassification adjustment
and taxes.........................           --          --           --           (209)         --           (209)           (209)
                                                                                                                      -------------
   Total comprehensive income.....                                                                                   $       3,591
                                                                                                                      =============
Amortization of stock compensation           --          --          125             --          --            125
Additional paid-in-capital in ESOP           --          43           --             --          --             43
Stock options exercised...........       82,454         753           --             --          --            753
                                    ------------   ---------   ----------   ------------   ---------    -----------
BALANCES, JUNE 30, 2003...........   11,296,868  $   64,798  $      (568) $       1,505   $  20,994   $     86,729
                                    ============   =========   ==========   ============   =========    ===========

BALANCES, DECEMBER 31, 2003.......   11,381,037  $   65,234  $      (443) $          79   $  24,976   $     89,846
Net income........................           --          --           --             --       2,807          2,807   $       2,807
Net change in unrealized
loss on securities
available-for-sale, net of
reclassification adjustment
and taxes.........................           --          --           --         (2,699)         --         (2,699)         (2,699)
                                                                                                                      -------------
   Total comprehensive income.....                                                                                   $         108
                                                                                                                      =============
Amortization of stock compensation           --          --          125             --          --            125
Additional paid-in-capital in ESOP           --         103           --             --          --            103
Common stock repurchased..........     (132,789)     (1,934)          --             --          --         (1,934)
Stock options exercised...........      348,243       2,571           --             --          --          2,571
                                    ------------   ---------   ----------   ------------   ---------    -----------
BALANCES, JUNE 30, 2004...........   11,596,491  $   65,974  $      (318) $      (2,620)  $  27,783   $     90,819
                                    ============   =========   ==========   ============   =========    ===========

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Six Months Ended
                                                                              June 30,
                                                                    --------------------------
(Dollars in thousands)                                                  2004          2003
------------------------------------------------------------------  ------------  ------------
Cash flows from operating activities:
Net income........................................................$       2,807  $      3,800
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization.....................................          783           844
Provision for probable loan losses................................        1,200         1,900
Non-cash compensation expense related to ESOP plan................          228           168
Gain on sale of securities available-for-sale.....................         (476)         (458)
Net amortization of premiums / accretion of discounts.............          455           686
Gains on sales of loans held for sale.............................       (1,366)       (1,144)
Proceeds from  sales of loans held for sale.......................       27,392        23,751
Originations of loans held for sale...............................      (33,747)      (36,721)
Maturities of loans held for sale.................................        6,443        14,327
Appreciation of company owned life insurance......................         (562)         (637)
Effect of changes in:
    Accrued interest receivable and other assets..................       (1,968)         (119)
    Accrued interest payable and other liabilities................        1,167        (1,242)
                                                                    ------------  ------------
Net cash provided by operating activities.........................        2,356         5,155
                                                                    ------------  ------------
Cash flows from investing activities:
Net (increase) decrease in loans..................................      (42,733)       35,910
Purchases of securities available-for-sale........................     (117,735)      (82,904)
Maturities/paydowns/calls of securities available-for-sale........       13,371        28,847
Proceeds from  sales of securities available-for-sale.............       22,641        23,562
(Purchases) Redemption of other investments.......................       (2,118)        1,234
Purchases of premises and equipment...............................         (391)         (293)
                                                                    ------------  ------------
Net cash (used in) provided by investing activities...............     (126,965)        6,356
                                                                    ------------  ------------

Cash flows from financing activities:
Net increase in deposits..........................................       83,759         5,969
Net proceeds from issuance of common stock........................        2,571           753
Common stock repurchased..........................................       (1,934)           --
Net change in other borrowings....................................       (3,800)       28,600
                                                                    ------------  ------------
Net cash provided by financing activities.........................       80,596        35,322
                                                                    ------------  ------------
Net (decrease) increase in cash and cash equivalents..............      (44,013)       46,833
Cash and cash equivalents, beginning of period....................      114,217        86,632
                                                                    ------------  ------------
Cash and cash equivalents, end of period.......................... $     70,204  $    133,465
                                                                    ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest....................................................... $      4,555  $      5,919
   Income taxes................................................... $         --  $      1,570
Supplemental schedule on non-cash investing and financing activity:
   Transfer of loans to other real estate owned................... $         --  $        832

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2004
(Unaudited)

1) Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary: Heritage Bank of Commerce ("HBC" or the "Bank") have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

The results for the three months and six months ended June 30, 2004 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2004.

2) New Accounting Standard

At the March 17-18, 2004 Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Issue 03-1 provides guidance for the determination of when an investment is other-than-temporarily impaired. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. Other-than-temporary impairment that may need to be recognized upon adoption of Issue 03-1 will be dependant on market conditions and management's intent and ability at the time of the impairment evaluation to hold investments with market values below amortized cost until a forecasted recovery in fair value up to (or beyond) amortized cost. Management is in the process of evaluating the impacts of EITF 03-1 guidance.

As of June 30, 2004, the Company held 99 securities, of which 78 had market values below amortized cost. No securities have been carried with an unrealized loss for over 12 months. The lower market values are due to either current interest rates or new preferred issue rates being greater at June 30, 2004 than when the securities were purchased. No security has sustained other than temporary loss of value due to a downgrade in credit ratings. All principal amounts are expected to be paid when securities mature, or are called by the issuer. The lower market values are considered temporary and not a permanent impairment.

3) Stock-Based Compensation

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

SFAS No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 4.35% and 2.84% for June 30, 2004 and 2003; stock volatility of 31.37% and 16.76% in June 30, 2004 and 2003; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                                         Three Months Ended       Six Months Ended
                                                                              June 30,                 June 30,
                                                                       ---------------------   -----------------------
(Dollars in thousands, except per share data)                            2004        2003         2004         2003
---------------------------------------------------------------------  ---------   ---------   ----------   ----------
Net income
    As reported...................................................... $     800   $   1,871   $    2,807   $    3,800
    Less: Compensation expense for amortization of fair value of
          stock awards, net of taxes.................................      (202)       (177)        (403)        (353)
                                                                       ---------   ---------   ----------   ----------
    Pro forma........................................................ $     598   $   1,694   $    2,404   $    3,447
                                                                       =========   =========   ==========   ==========
Net income per common share - basic
    As reported...................................................... $    0.07   $    0.17   $     0.24   $     0.34
    Pro forma........................................................ $    0.05   $    0.15   $     0.21   $     0.31

Net income per common share - diluted
    As reported...................................................... $    0.07   $    0.16   $     0.24   $     0.33
    Pro forma........................................................ $    0.05   $    0.15   $     0.20   $     0.30

4) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 16,830 and 324,389, respectively, stock options for three months ended June 30, 2004 and 2003, 118,816 and 310,386, respectively, for six months ended June 30, 2004 and 2003 considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                 Three Months Ended        Six Months Ended
                                                                    June 30,                  June 30,
                                                               ------------------------  ------------------------
                                                                  2004         2003         2004         2003
                                                               -----------  -----------  -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share....................  11,543,552   11,172,143   11,463,679   11,158,015
Dilutive effect of stock options outstanding,
    using the treasury stock method..........................     411,020      385,108      445,384      329,615
                                                               -----------  -----------  -----------  -----------
Shares used in computing diluted earnings per share..........  11,954,572   11,557,251   11,909,063   11,487,630
                                                               ===========  ===========  ===========  ===========

5) Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss), which represents the change in the Company's net assets during the period from non-owner sources. The Company's sources of other comprehensive income (loss) are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and are presented net of tax. Reclassification adjustments resulting from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income (loss) as unrealized holding gains or losses in the period in which they arose are excluded from comprehensive income (loss) of the current period. The Company's total comprehensive income (loss) was as follows:

                                                                  Three Months Ended        Six Months Ended
                                                                       June 30,                  June 30,
                                                               ------------------------  ------------------------
(Dollars in thousands)                                            2004         2003         2004         2003
-------------------------------------------------------------  -----------  -----------  -----------  -----------
Net income................................................... $       800  $     1,871  $     2,807  $     3,800

Other comprehensive income (loss), net of tax:
    Net unrealized holding gain (loss) on available-for-sale
     securities and I/O strips during the period.............      (3,362)         165       (2,376)         102
Less: reclassification adjustment for realized
    gains on available-for-sale securities
    included in net income during the period.................        (179)         (22)        (323)        (311)
                                                               -----------  -----------  -----------  -----------
Other comprehensive income (loss)............................      (3,541)         143       (2,699)        (209)
                                                               -----------  -----------  -----------  -----------
Comprehensive income (loss).................................. $    (2,741) $     2,014  $       108  $     3,591
                                                               ===========  ===========  ===========  ===========

6) Employee Termination Benefits

In the second quarter of 2004, the Company had $972,000 of charges related to the elimination of 11 full-time positions and the resignation of the former CEO which was recorded as severance in salaries and employee benefits. At June 30, 2004, $861,000 accrued severance has been recorded under other liabilities. In addition, $707,000 of retirement plan expense has been recorded in other noninterest expense in the second quarter of 2004 related to the resignation of the former CEO and 3 executive employees out of the 11 full-time positions.

7) Supplemental Retirement Plan

The Company has a supplemental retirement plan (Plan) covering key executives and directors. The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. For the current fiscal year ending December 31, 2004, the Company estimates the contributions to be paid to the Plan will be $1,800,000 of which $981,000 and $1,218,000 were paid for the three and six months ended June 30, 2004. The following table presents the amount of periodic benefit cost recognized for three and six months ended June 30, 2004 and 2003:

                                           Three Months Ended    Six Months Ended
                                                 June 30,             June 30,
                                          -------------------- --------------------
(Dollars in thousands)                      2004       2003      2004       2003
----------------------------------------  ---------  --------- ---------  ---------
Components of net periodic benefits cost
   Service cost......................... $     160  $     114 $     342  $     228
   Interest cost........................       109         49       211         99
   Amortization of (gain)/loss..........        41         (6)       81        (12)
                                          ---------  --------- ---------  ---------
   Net periodic benefit cost............ $     310  $     157 $     634  $     315
                                          =========  ========= =========  =========

8) Commitments and Contingencies

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

Commitments to extend credit as of June 30, were as follows:

(Dollars in thousands)              2004          2003
------------------------------  ------------  ------------
Commitments to extend credit.. $    279,044  $    277,936
Standby letters of credit.....        4,588         2,339
                                ------------  ------------
                               $    283,632  $    280,275
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

Standby letters of credit are written with conditional commitments issued by HBC to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company has a deferred liability of $28,000 as of June 30, 2004, which represents the fees received on the outstanding financial standby letters of credit. The Company recognizes these fees as income as the commitments are used or as they expire.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, and other risks. For additional information relating to the risks of the Company's business see "Risk Factors" in the Company's Annual Report on Form 10-K. All of the Company's operations and most of its customers are located in California. California economic outlook could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

Heritage operates as the bank holding company for its subsidiary bank: Heritage Bank of Commerce. HBC is a California state chartered bank, which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Contra Costa and Alameda Counties.

CRITICAL ACCOUNTING POLICIES

General

Heritage Commerce Corp's financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within our financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, the Company uses the discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment spreads could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to the Company's financial results. The Company used historical loss experience as one factor in determining the inherent loss that may be present in the Company's loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that the Company used are related to the expected useful lives of the Company's depreciable assets. In addition GAAP itself may change from one previously acceptable method to another method. Although the economics of the Company's transactions would be the same, the timing of events that would impact the Company's transactions could change.

Allowance for Probable Loan Losses

The allowance for probable loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on two basic principles of accounting. (1) Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company's allowance for probable loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of probable future losses and as a result could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information, and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 22.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (I/O) strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the quarter ended June 30, 2004, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. Variations in prevailing interest rates on borrowed funds, changes in general economic conditions, among other factors, could cause changes in the prepayment experience. A corresponding decrease in the value of the I/O strip receivable would also be expected.

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

RESULTS OF OPERATIONS

Overview

Net income for the three and six months ended June 30, 2004 was $800,000 and $2,807,000, down $1,071,000 and $993,000, or 57% and 26%, respectively, as compared to the three and six months ended June 30, 2003. Earnings per diluted share for the three and six months ended June 30, 2004 were $0.07 and $0.24, respectively, down 56% and 27% from $0.16 and $0.33 per diluted share for the three and six months ended June 30, 2003, respectively. Annualized return on average assets and return on average equity for the three months ended June 30, 2004 were 0.30% and 3.47%,respectively, down from 0.81% and 8.75%,respectively, for the same period in the prior year. Annualized return on average assets and return on average equity for the six months ended June 30, 2004 were 0.55% and 6.14%, respectively, down from 0.83% and 9.03%, respectively, for the same period in the prior year. The significant decrease in net income and earnings per share for the comparable 2003 and 2004 periods is primarily attributable to non-recurring expenses related to the elimination of 11 full time positions to reduce operating costs and the resignation of the former CEO. The non-recurring expenses were partially offset by increases in net interest income.

For the three and six months ended June 30, 2004, as compared with the same period in the prior year, net interest income before provision for probable loan losses increased to $10,392,000 and $20,188,000 from $9,321,000 and $18,996,000, an increase of $1,071,000, or 11% and $1,192,000, or 6%, respectively. The Company's net interest margin was 4.27% and 4.32% for the three and six months ended June 30, 2004, compared with 4.38% and 4.51% for the three and six months ended June 30, 2003, respectively.

Total assets as of June 30, 2004 were $1,083,387,000, an increase of $86,936,000, or 9%, from $996,451,000 as of June 30, 2003, and an increase of $80,186,000, or 8%, from total assets of $1,003,201,000 as of December 31, 2003. Total deposits as of June 30, 2004 were $919,169,000, an increase of $71,264,000, or 8%, from $847,905,000 as of June 30, 2003, and an increase of $83,759,000, or 10%, from total deposits of $835,410,000 as of December 31, 2003.

The total loan portfolio as of June 30, 2004 was $706,857,000, an increase of $69,294,000, or 11%, from $637,563,000 as of June 30, 2003 and an increase of $40,769,000, or 6%, from $666,088,000 as of December 31, 2003. The Company's allowance for probable loan losses was $12,688,000, or 1.79%, of total loans at June 30, 2004. This compares to an allowance for probable loan losses of $14,692,000, or 2.30%, and $13,451,000, or 2.02% of total loans at June 30, 2003 and December 31, 2003, respectively. The decrease in the overall level of the allowance of loan losses since December 31, 2003 is primarily the result of a $2,000,000 charge-off related to one unsecured commercial loan in the first quarter of 2004 which was provided for in 2003 offset by the provisions made during the period. The Company's nonperforming assets were $2,632,000, compared to $2,631,000 as of June 30, 2003 and $4,580,000 as of December 31, 2003.

The Company's shareholders' equity at June 30, 2004 was $90,819,000, up from $86,729,000 at June 30, 2003 and $89,846,000 as of December 31, 2003. The increase in shareholders' equity is a result of the income generated over the period and the exercise of common stock options offset by repurchase of common stock and a decline in other comprehensive income from fair value changes. Book value per share increased to $7.83 at June 30, 2004, from $7.68 at June 30, 2003. Book value per share was $7.89 at December 31, 2003. The Company's leverage capital ratio was 10.67% at June 30, 2004 compared to 11.46% at June 30, 2003 and 11.17% at December 31, 2003.

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                                                     For the Three Months Ended         For the Three Months Ended
                                                                       June 30, 2004                      June 30, 2003
                                                                   ---------------------------------  ---------------------------------
                                                                                Interest    Average                Interest    Average
                                                                    Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                              Balance     Expense      Rate      Balance     Expense      Rate
-----------------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross..................................................... $  718,700  $   10,912       6.11% $  672,717  $   10,799       6.44%
Investment securities............................................    220,990       1,685       3.07%    119,062         897       3.02%
Interest bearing deposits in other financial institutions........        607           1       0.66%      8,151          18       0.89%
Federal funds sold...............................................     38,742          92       0.96%     54,025         159       1.18%
                                                                   ----------  ----------             ----------  ----------
   Total interest earning assets.................................    979,039  $   12,690       5.21%    853,955  $   11,873       5.58%
                                                                               ----------                         ----------
Cash and due from banks..........................................     50,239                             39,016
Premises and equipment, net......................................      3,812                              4,944
Other assets.....................................................     32,916                             33,156
                                                                   ----------                         ----------
   Total assets.................................................. $1,066,006                         $  931,071
                                                                   ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing......................................... $  110,531  $      115       0.41% $   96,564  $      136       0.56%
Savings and money market.........................................    350,445         866       0.99%    303,219         933       1.23%
Time deposits, under $100........................................     39,211         137       1.41%     44,530         220       1.98%
Time deposits, $100 and over.....................................     98,457         348       1.42%    103,542         491       1.90%
Brokered deposits................................................     10,102         113       4.50%     26,592         272       4.10%
Other borrowings.................................................     71,520         719       4.05%     26,235         500       7.64%
                                                                   ----------  ----------             ----------  ----------
   Total interest bearing liabilities............................    680,266  $    2,298       1.36%    600,682  $    2,552       1.70%
                                                                               ----------                         ----------
Demand, noninterest bearing......................................    283,460                            235,557
Other liabilities................................................      9,639                              9,043
                                                                   ----------                         ----------
   Total liabilities.............................................    973,365                            845,282
Shareholders' equity.............................................     92,641                             85,789
                                                                   ----------                         ----------
   Total liabilities and
      shareholders' equity....................................... $1,066,006                         $  931,071
                                                                   ==========                         ==========
Net interest income / margin................................................. $   10,392       4.27%             $    9,321       4.38%
                                                                               ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $1,049,000 and $954,000 for the three month periods ended June 30, 2004 and 2003, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $2,102,000 and $767,000 for the period ended June 30, 2004 and 2003, respectively, are included in the average balance calculation above.

                                                                        For the Six Months Ended           For the Six Months Ended
                                                                             June 30, 2004                      June 30, 2003
                                                                   ---------------------------------  ---------------------------------
                                                                                Interest    Average                Interest    Average
                                                                    Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                              Balance     Expense      Rate      Balance     Expense      Rate
-----------------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross..................................................... $  705,161  $   21,427       6.11% $  683,284  $   21,983       6.49%
Investment securities............................................    198,587       3,083       3.12%    117,991       2,062       3.52%
Interest bearing deposits in other financial institutions........      1,322           4       0.61%      7,736          35       0.91%
Federal funds sold...............................................     33,943         161       0.95%     41,020         241       1.18%
                                                                   ----------  ----------             ----------  ----------
   Total interest earning assets.................................    939,013  $   24,675       5.28%    850,031  $   24,321       5.77%
                                                                               ----------                         ----------
Cash and due from banks..........................................     47,638                             38,110
Premises and equipment, net......................................      3,898                              5,079
Other assets.....................................................     32,347                             33,449
                                                                   ----------                         ----------
   Total assets.................................................. $1,022,896                         $  926,669
                                                                   ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing......................................... $  108,337  $      234       0.43% $   94,610  $      283       0.60%
Savings and money market.........................................    343,404       1,707       1.00%    302,988       1,908       1.27%
Time deposits, under $100........................................     39,411         279       1.42%     44,847         463       2.08%
Time deposits, $100 and over.....................................     97,354         697       1.44%    105,698       1,040       1.98%
Brokered deposits................................................     10,877         243       4.49%     32,269         638       3.99%
Other borrowings.................................................     62,207       1,327       4.29%     25,475         993       7.86%
                                                                   ----------  ----------             ----------  ----------
   Total interest bearing liabilities............................    661,590  $    4,487       1.36%    605,887  $    5,325       1.77%
                                                                               ----------                         ----------
Demand, noninterest bearing .....................................    259,076                            226,595
Other liabilities................................................     10,220                              9,319
                                                                   ----------                         ----------
   Total liabilities.............................................    930,886                            841,801
Shareholders' equity.............................................     92,010                             84,868
                                                                   ----------                         ----------
   Total liabilities and
      shareholders' equity....................................... $1,022,896                         $  926,669
                                                                   ==========                         ==========
Net interest income / margin................................................. $   20,188       4.32%             $   18,996       4.51%
                                                                               ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $2,040,000 and $2,055,000 for the six month periods ended June 30, 2004 and 2003, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $2,102,000 and $767,000 for the period ended June 30, 2004 and 2003, respectively, are included in the average balance calculation above.

The Company's net interest income before provision for probable loan losses for the three and six months ended June 30, 2004 was $10,392,000 and $20,188,000, an increase of $1,071,000 or 11% and $1,192,000 or 6% over the same periods in the prior year. For the three and six months ended June 30, 2004 compared to the same periods in the prior year, average interest earning assets increased by $125,084,000, or 15% and $88,982,000, or 10%, respecetively. For the three months ended June 30, 2004, the average yield on interest earning assets was 5.21%, down 37 basis points from 5.58% for the same period in 2003. Over the same period the rates paid on interest bearing liabilities declined 34 basis points to 1.36% from 1.70%. For the six months ended June 30, 2004, the average yield on interest earning assets was 5.28%, down 49 basis points from 5.77% for the same period in 2003. Over the same period the rates paid on interest bearing liabilities declined 41 basis points to 1.36% from 1.77%. As a result, the net interest margin decreased 11 basis points to 4.27% for the three months ended June 30, 2004 from 4.38% for the same period in the prior year and decreased 19 basis points to 4.32% for the six months ended June 30, 2004 from 4.51% for the same period in the prior year. The slight decrease in net interest margin in the second quarter and for the six month period was primarily attributable to a decrease in market rates of interest and a change in mix of earning assets with loans, the highest yielding assets, decreasing as a percentage of total earning assets. The increase in average interest bearing liabilities was primarily attributable to growth in demand interest bearing, savings and money market deposits, offset by a decrease of time and brokered deposits and an increase in other borrowins, primarily fixed rate repurchase agreements with maturities of one to five years. The changes in volume contributed $1,049,000 to net interest income while the effect of the changes in rates produced an increase of $22,000 resulting in the overall increase of $1,071,000 for the three months ended June 30, 2004 from 2003. The changes in volume contributed $1,426,000 to net interest income while the effect of the changes in rates reduced the contribution by $234,000 resulting in the overall increase of $1,192,000 for the six months ended June 30, 2004 from 2003.

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
                                                                ----------------------------------
                                                                Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $      692  $     (579) $      113
    Investments securities....................................        776          12         788
    Interest bearing deposits in other financial institutions.        (12)         (5)        (17)
    Federal funds sold........................................        (37)        (30)        (67)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $    1,419  $     (602) $      817
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing..................................         16         (38)        (22)
    Savings and money market..................................        120        (187)        (67)
    Time deposits, under $100.................................        (19)        (64)        (83)
    Time deposits, $100 and over..............................        (18)       (125)       (143)
    Brokered Deposits.........................................       (185)         26        (159)
    Other borrowings..........................................        456        (236)        220
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $      370  $     (624) $     (254)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $    1,049  $       22  $    1,071
                                                                ==========  ==========  ==========

                                                                     Six Months Ended June 30,
                                                                           2004 vs. 2003
                                                                ----------------------------------
                                                                Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $      667  $   (1,223) $     (556)
    Investments securities....................................      1,252        (231)      1,021
    Interest bearing deposits in other financial institutions.        (19)        (12)        (31)
    Federal funds sold........................................        (33)        (47)        (80)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $    1,867  $   (1,513) $      354
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing.................................. $       32  $      (81) $      (49)
    Savings and money market..................................        200        (401)       (201)
    Time deposits, under $100.................................        (38)       (146)       (184)
    Time deposits, $100 and over..............................        (60)       (283)       (343)
    Brokered Deposits.........................................       (477)         82        (395)
    Other borrowings..........................................        784        (450)        334
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $      441  $   (1,279) $     (838)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $    1,426  $     (234) $    1,192
                                                                ==========  ==========  ==========

Provision for Probable Loan Losses

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates. For the three and six months ended June 30, 2004, the provision for probable loan losses was $600,000 and $1,200,000, compared to $600,00 and $1,900,000 for the same periods in the prior year. See additional discussion at Allowance for Probable Loan Losses on page 22.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                            June 30,           2004 versus 2003
                                                      --------------------   --------------------
(Dollars in thousands)                                  2004       2003       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     639  $     587   $      52          9%
Servicing income....................................       561        451         110         24%
Service charges and other fees on deposit accounts..       497        441          56         13%
Appreciation of company owned life insurance........       234        303         (69)       (23)%
Gain on sale of securities available-for-sale.......       264         33         231        700%
Mortgage brokerage fees.............................        30        277        (247)       (89)%
Other...............................................        79        424        (345)       (81)%
                                                      ---------  ---------   ---------
Total............................................... $   2,304  $   2,516   $    (212)        (8)%
                                                      =========  =========   =========

                                                       Six Months Ended       Increase (decrease)
                                                            June 30,           2004 versus 2003
                                                      --------------------   --------------------
(Dollars in thousands)                                  2004       2003       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $   1,366  $   1,144   $     222         19%
Servicing income....................................     1,066        876         190         22%
Service charges and other fees on deposit accounts..       970        852         118         14%
Appreciation of company owned life insurance........       562        637         (75)       (12)%
Gain on sale of securities available-for-sale.......       476        458          18          4%
Mortgage brokerage fees.............................       149        640        (491)       (77)%
Other...............................................       189        873        (684)       (78)%
                                                      ---------  ---------   ---------
Total............................................... $   4,778  $   5,480   $    (702)       (13)%
                                                      =========  =========   =========

Noninterest income for the three and six months ended June 30, 2004 was $2,304,000 and $4,778,000, down 8% and 13% from $2,516,000 and $5,480,000 for the same periods in the prior year. The decrease was primarily due to the amendment of an equipment lease agreement resulting in a change in the classification from equipment under operating leases to a direct financing lease arrangement, which is now included in the loan portfolio. As a result, the payment amounts are now recorded as principal and interest payments rather than as other noninterest income and expense. The mortgage brokerage fees decreased $247,000 and $491,000 for the three and six months ended June 30, 2004 from the prior year as a result of a lower demand for mortgages. The Company discontinued its residential mortgage operation in June 2004 due to market conditions. An increase in gain on sales of loans of $52,000 and $222,000 and servicing income of $110,000 and $190,000 for the three and six months ended June 30, 2004 from the prior year, which was primarily the result of expansion of the SBA lending operation into additional geographic areas of California and the overall increase in the level of loans serviced. The increase in service charges and other fees on deposit accounts of $56,000 and $118,000 was due to an increase in the activity and level of demand deposit accounts. An increase in gain on sale of securities available-for-sale of $231,000 for three months ended June 30, 2004 from 2003 was due to market conditions.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                            June 30,           2004 versus 2003
                                                      --------------------   --------------------
(Dollars in thousands)                                  2004       2003       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   5,456  $   4,521   $     935         21%
Occupancy...........................................       880        835          45          5%
Professional fees...................................       961        419         542        129%
Loan origination costs..............................       411        360          51         14%
Advertising and promotion...........................       252        228          24         11%
Furniture and equipment.............................       255        367        (112)       (31)%
Client services.....................................       231        225           6          3%
Telephone...........................................        86         67          19         28%
Stationery & supplies...............................        82         57          25         44%
Other...............................................     2,302      1,407         895         64%
                                                      ---------  ---------   ---------
Total............................................... $  10,916  $   8,486   $   2,430         29%
                                                      =========  =========   =========

                                                       Six Months Ended       Increase (decrease)
                                                            June 30,           2004 versus 2003
                                                      --------------------   --------------------
(Dollars in thousands)                                  2004       2003       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $  10,176  $   9,224   $     952         10%
Occupancy...........................................     1,930      1,654         276         17%
Professional fees...................................     1,316        690         626         91%
Loan origination costs..............................       768        677          91         13%
Advertising and promotion...........................       499        399         100         25%
Furniture and equipment.............................       492        758        (266)       (35)%
Client services.....................................       416        475         (59)       (12)%
Telephone...........................................       199        150          49         33%
Stationery & supplies...............................       152        163         (11)        (7)%
Other...............................................     3,681      2,796         885         32%
                                                      ---------  ---------   ---------
Total............................................... $  19,629  $  16,986   $   2,643         16%
                                                      =========  =========   =========

The following table indicates the percentage of noninterest expense in each category:

                                                         For The Three Months Ended June 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2004     of Total      2003     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   5,456         50% $   4,521         53%
Occupancy...........................................       880          8%       835         10%
Professional fees...................................       961          9%       419          5%
Loan origination costs..............................       411          4%       360          4%
Advertising and promotion...........................       252          2%       228          3%
Furniture and equipment.............................       255          2%       367          4%
Client services.....................................       231          2%       225          3%
Telephone...........................................        86          1%        67          1%
Stationery & supplies...............................        82          1%        57          1%
Other...............................................     2,302         21%     1,407         16%
                                                      ---------  ---------   ---------  ---------
Total............................................... $  10,916        100% $   8,486        100%
                                                      =========  =========   =========  =========

                                                           For The Six Months Ended June 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2004     of Total      2003     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $  10,176         52% $   9,224         54%
Occupancy...........................................     1,930         10%     1,654         10%
Professional fees...................................     1,316          7%       690          4%
Loan origination costs..............................       768          4%       677          4%
Advertising and promotion...........................       499          2%       399          2%
Furniture and equipment.............................       492          2%       758          5%
Client services.....................................       416          2%       475          3%
Telephone...........................................       199          1%       150          1%
Stationery & supplies...............................       152          1%       163          1%
Other...............................................     3,681         19%     2,796         16%
                                                      ---------  ---------   ---------  ---------
Total............................................... $  19,629        100% $  16,986        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three and six months ended June 30, 2004 were $10,916,000 and $19,629,000, up $2,430,000 and $2,643,000, or 29% and 16%, from $8,486,000 and $16,986,000 for the same period in the prior year.

For the three months ended June 30, 2004, salaries and employee benefits increased $935,000, or 21%, to $5,456,000, as compared to the same period in the prior year. The increase was primarily related to severance of $461,000 for the elimination of 11 full time positions and $511,000 associated with the resignation of the former CEO partially offset by a decrease of $186,000 in loan officer commissions. Salaries and employee benefits increased $952,000, or 10%, to $10,176,000 for the six months of 2004, as compared to the same period in the prior year. Salaries and employee benefits, as a percentage of total noninterest expenses decreased to 50% and 52% from 53% and 54%, respectively, over the comparative three and six months period. The Company believes that the elimination of 11 full time positions will result in a savings in salary and employee benefits of approximately $300,000 pre-tax per quarter beginning in the third quarter of 2004.

For the comparative three month periods, occupancy increased by $45,000, or 5%, to $880,000, and for the six month periods the increase was $276,000, or 17%, to $1,930,000 primarily as a result of increased rental costs related to the opening of a new branch office in Los Gatos in December 2003, depreciation on leasehold improvements and write-offs associated with the outsourcing of the data processing function. Occupancy costs, as a percentage of total noninterest expenses decreased to 8% from 10% over the comparative three months periods and remained fairly constant over the comparative six month periods.

For the comparative three month periods, professional fees increased $542,000, or 129%, to $961,000, and for the six month periods the increase was $626,000, or 91%, to $1,316,000 primarily due to increased legal expenses related to the proxy solicitation for the 2004 annual meetings and other corporate severance matters. Professional fees, as a percentage of total noninterest expenses increased to 9% and 7% from 5% and 4% over the comparative three and six month periods.

For the comparative three month periods, loan origination costs increased by $51,000, or 14%, to $411,000, and for the six month periods the increase was $91,000, or 13%, to $768,000 primarily due to continued growth in the loan portfolio. Loan origination costs, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month periods, advertising and promotion increased $24,000, or 11%, to $252,000, and for the six month periods the increase was $100,000, or 25%, to $499,000 primarily due to several new promotions and sponsorships in 2004. Advertising and promotion, as a percentage of total noninterest expenses decreased to 2% from 3% over the comparative three month periods but remained fairly constant over the comparative six month periods.

For the comparative three month periods, furniture and equipment decreased by $112,000, or 31%, to $255,000, and for the six month periods the decrease was $266,000, or 35%, to $492,000 primarily due to the decrease in the level of purchase of small equipment, fewer equipment repairs, and lower depreciation on furniture and equipment in 2004. Furniture and equipment, as a percentage of total noninterest expenses decreased to 2% from 4% and 5%, respectively, over the comparative three and six month periods.

For the comparative three month periods, client services increased by $6,000, or 3%, to $231,000 but for the six month periods decreased by $59,000, or 12%, to $416,000 primarily due to a reduction in the level and pricing for certain of these services, such as imprinted check charges, courier and armored car, in 2004 compared to the same period in 2003. Client services, as a percentage of total noninterest expenses decreased to 2% from 3% over the comparative three and six month periods.

For the comparative three month periods, telephone expense increased by $19,000, or 28%, to $86,000, and for the six month periods the increase was $49,000, or 33%, to $199,000. Telephone, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month periods, stationery and supplies increased by $25,000, or 44%, to $82,000, and for the six month periods the decrease was $11,000, or 7%, to $152,000. Stationery and supplies, as a percentage of total noninterest expenses remained fairly constant over the comparative three and six month periods.

For the comparative three month period, other noninterest expenses increased $895,000, or 64%, to $2,302,000, and for the six month periods the increase was $885,000, or 32%, to $3,681,000, primarily due to an increase of $707,000 in retirement plan expense associated with the resignation of the former CEO and the elimination of 3 executive employees out of the 11 full time positions in the second quarter of 2004.

In June 2004, the Company announced a plan to streamline its operations and integrate the Bank's four divisions into a single unified business-focused bank, under the Heritage Bank of Commerce name. With the outsourcing of core data processing operations in the first quarter of 2004 and the reduction in staff completed in the second quarter of 2004, the Company anticipate annual savings of approximately $1.4 million pre-tax beginning in the third quarter of 2004.

Income Taxes

The provision for income taxes for the three and six months ended June 30, 2004 was $380,000 and $1,330,000, as compared to $880,000 and $1,790,000 for the same periods in the prior year. The following table shows the effective income tax rate for each period indicated.

                                                       Three Months Ended      Six Months Ended
                                                            June 30,               June 30,
                                                      --------------------   --------------------
                                                        2004       2003        2004       2003
----------------------------------------------------  ---------  ---------   ---------  ---------
Effective income tax rate...........................     32.20%    31.99%     32.15%    32.02%

The difference in the effective tax rate compared to the statutory tax rate of 42% is primarily the result of the Company's investment in Bank Owned Life Insurance policies whose earnings are not subject to taxes, low income housing tax credits and investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $80,186,000, or 8%, to $1,083,387,000 at June 30, 2004 from $1,003,201,000 at December 31, 2003, and increased $86,936,000, or 9%, from $996,451,000 at June 30, 2003. Total securities available-for-sale increased $76,962,000, or 50%, to $230,435,000 at June 30, 2004 from $153,473,000 at December 31, 2003, and increased $74,075,000, or 47%, from $156,360,000 at June 30, 2003. Total loan portfolio increased $40,769,000, or 6%, to $706,857,000 at June 30, 2004 from $666,088,000 at December 31, 2003, and increased $69,294,000, or 11%, from $637,563,000 at June 30, 2003. Total deposits increased $83,759,000, or 10%, to $919,169,000 at June 30, 2004 from $835,410,000 at December 31, 2003, and increased $71,264,000, or 8%, from $847,905,000 at June 30, 2003. Other borrowings decreased $3,800,000, or 9%, to $39,800,000 at June 30, 2004 from $43,600,000 at December 31, 2003, and increased $11,200,000, or 39%, from $28,600,000 at June 30, 2003.

Securities Portfolio

The following table sets forth the estimated fair value of investment securities at the dates indicated:

                                                         June 30,
                                                 ----------------------  December 31,
(Dollars in thousands)                              2004        2003        2003
-----------------------------------------------  ----------  ----------  -----------
Securities available-for-sale (at fair value)
U.S. Treasury.................................. $    5,934  $    4,617  $     7,015
U.S. Government Agencies.......................     90,439      38,265       36,115
Mortgage-Backed Securities.....................    105,531      81,628       79,615
Municipals.....................................      9,084      11,350       15,704
CMOs...........................................     19,447      20,500       15,024
                                                 ----------  ----------  -----------
Total securities available-for-sale............ $  230,435  $  156,360  $   153,473
                                                 ==========  ==========  ===========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at June 30, 2004:

                                                                     June 30, 2004
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year   Within Five Years Within Ten Years  After Ten Years     Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
(Dollars in thousands)             Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
-------------------------------  -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
U.S. Treasury.................. $     --     -- % $  5,934   1.67% $     --     -- % $     --     -- % $   5,934   1.67%
U.S. Government Agencies.......       --     -- %   90,439   2.31%       --     -- %       --     -- %    90,439   2.31%
Mortgage-Backed Securities.....       --     -- %      266   5.08%   12,186   3.81%   93,079   3.86%   105,531   3.86%
Municipals -  Nontaxable.......      461   4.71%    8,301   2.27%      322   3.00%       --     -- %     9,084   2.42%
CMOs...........................       --     -- %       --     -- %       --     -- %   19,447   2.71%    19,447   2.71%
                                 --------          --------          --------          --------          ---------
Total available-for-sale....... $    461   4.71% $104,940   2.28% $ 12,508   3.79% $112,526   3.66% $ 230,435   3.04%
                                 ========          ========          ========          ========          =========
Note:	Yield on non-taxable municipal securities are not presented on a fully tax equivalent basis.

Loans

Total loans increased $40,769,000, or 6%, to $706,857,000 as of June 30, 2004 from $666,088,000 as of December 31, 2003, and increased $69,294,000, or 11%, from $637,563,000 as of June 30, 2003.

For the three and six months ended June 30, 2004, $21,296,000 and $33,747,000 in loans guaranteed by the U.S. Small Business Administration (SBA) were generated and held for sale, and $13,273,000 and $26,026,000 of SBA loans held for sale were sold into the secondary market. Gains on sale of SBA loans were $639,000 and $1,366,000, respectively, for the three and six months ended June 30, 2004, compared to $587,000 and $1,144,000, respectively for the three and six months ended June 30, 2003.

At June 30, 2004 and December 31, 2003, the Company serviced SBA loans that it had sold into the secondary market of approximately $132,361,000 and $117,770,000, respectively. At June 30, 2004 and December 31, 2003, the carrying amounts of the servicing asset were $2,054,000 and $1,876,000, respectively. There was no valuation allowance as of June 30, 2004 or December 31, 2003. The carrying amounts of interest-only (I/O) strip receivable at June 30, 2004 and December 31, 2003 were $3,364,000, net of unrealized gain of $1,183,000, and $2,803,000, net of unrealized gain of $925,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans was $561,000 and $1,066,000 for the quarter and six months ended June 30, 2004, compared to $451,000 and $876,000 for the same periods in 2003. Amortization of the related assets was $366,000 and $745,000 for the quarter and six months ended June 30, 2004, compared to $349,000 and $646,000 for the same periods in 2003. HBC is an SBA Preferred Lender, which allows the Company to grant certain SBA loans without the prior approval of the SBA.

The following table summarizes the composition of the Company's loan portfolio at the dates indicated:

                                       June 30,       % of       December 31,    % of
(Dollars in thousands)                   2004         Total         2003         Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    298,828           42% $   281,561           42%
Real estate - mortgage.............      290,956           41%     276,908           42%
Real estate - land and construction      111,161           16%     101,082           15%
Direct financing lease...............      3,578            1%       3,931            1%
Consumer...........................        1,625            0%       1,743            0%
                                     ------------  -----------   -----------  -----------
     Total loans...................      706,148          100%     665,225          100%
                                                   ===========                ===========
Deferred loan costs................          709                        863
Allowance for loan losses..........      (12,688)                   (13,451)
                                     ------------                -----------
Loans, net......................... $    694,169                $   652,637
                                     ============                ===========

The loan portfolio is primarily composed of commercial loans to companies principally engaged in manufacturing, wholesale, and service businesses and real estate lending, with the balance in direct equipment finance leases and consumer loans. As of June 30, 2004, real estate mortgage loans consists of loans secured by commercial property of $235,211,000, loans secured by first mortgages on 1 - 4 family residential properties of $3,446,000, and home equity lines of credit secured by junior deeds of trust on 1 - 4 family residential properties of $52,299,000. Properties securing the real estate mortgage loans are primarily located in the Company's trade area. While no specific industry concentration is considered significant, the Company's lending operations are dependent on the technology and real estate industries and their supporting companies. The Company's borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

The following table sets forth the maturity distribution of the Company's loans at June 30, 2004:

                                                    Over One
                                        Due in      Year But
                                       One Year     Less Than       Over
(Dollars in thousands)                 or Less     Five Years    Five Years      Total
-----------------------------------  ------------  -----------   -----------  -----------
Commercial......................... $    288,178  $    10,136   $       514  $   298,828
Real estate - mortgage.............      200,220       48,834        41,902      290,956
Real estate - land and construction      111,161           --            --      111,161
Direct financing lease.............          982        2,596            --        3,578
Consumer...........................        1,389          236            --        1,625
                                     ------------  -----------   -----------  -----------
     Total loans................... $    601,930  $    61,802   $    42,416  $   706,148
                                     ============  ===========   ===========  ===========

Loans with variable interest rates. $    582,613  $    23,943   $        --  $   606,556
Loans with fixed interest rates....       19,317       37,859        42,416       99,592
                                     ------------  -----------   -----------  -----------
     Total loans................... $    601,930  $    61,802   $    42,416  $   706,148
                                     ============  ===========   ===========  ===========

The table above also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At June 30, 2004, approximately 86% of the Company's loan portfolio consisted of floating interest rate loans.

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

                                                          June, 30
                                                  ----------------------  December 31,
(Dollars in thousands)                               2004        2003        2003
------------------------------------------------  ----------  ----------  -----------
Nonaccrual loans................................ $    2,102  $      767  $     3,972
Loans 90 days past due and still accruing.........      530       1,032          608
Restructured loans................................       --          --           --
                                                  ----------  ----------  -----------
    Total nonperforming loans...................      2,632       1,799        4,580
Other real estate owned.........................         --         832           --
                                                  ----------  ----------  -----------
    Total nonperforming assets.................. $    2,632  $    2,631  $     4,580
                                                  ==========  ==========  ===========
Nonperforming assets as a percentage of
  period end loans plus other real estate owned.       0.37%      0.41%       0.69%

As of June 30, 2004, the Company had $2,102,000 loans on nonaccrual status, compared to $767,000 in the same period of the prior year, which were considered impaired loans. The impaired loans had a related valuation allowance of $240,000 at June 30, 2004 and $289,000 at June 30, 2003. The Company had $530,000 loans past due 90 days or more and still accruing interest, no restructured loans and no other real estate owned assets as of June 30, 2004, compared to $1,032,000 loans past due 90 days or more and still accruing interest, no restructured loans and $832,000 other real estate owned assets as of June 30, 2003. The Company had $3,972,000 loans on nonaccrual status as of December 31, 2003, which were considered impaired loans. The impaired loans had a related valuation allowance of $464,000 at December 31, 2003. The Company had $608,000 loans past due 90 days or more and still accruing interest, no restructured loans and no other real estate owned assets as of December 31, 2003. For the three and six months ended June 30, 2004, the Company had $251,000 and $509,000 foregone interest income on nonaccrual loans. For the three and six months ended June 30, 2004, the Company recognized $10,000 and $27,000 in interest income for cash payments received on nonaccrual loans. The Company did not recognize any interest income for cash payments received on nonaccrual loans for the three and six months ended June 30, 2003.

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

Allowance for Loan Losses

It is the policy of management to maintain the allowance for probable loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio could be adversely affected if California economic conditions and the real estate market in the Company's market area were to continue to weaken. Additionally, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Company's loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                         Six Months Ended        For the
                                              June 30,          Year Ended
                                        --------------------   December 31,
(Dollars in thousands)                    2004       2003         2003
--------------------------------------  ---------  ---------   -----------
Balance, beginning of period / year... $  13,451  $  13,227   $    13,227
Net charge-offs.......................    (1,963)      (435)       (2,676)
Provision for probable loan losses....     1,200      1,900         2,900
                                        ---------  ---------   -----------
Balance, end of period / year......... $  12,688  $  14,692   $    13,451
                                        =========  =========   ===========

Ratios:
Net charge-offs to
   average loans outstanding..........      0.58%     0.13%        0.41%
Allowance for loan losses to average
   loans..............................      1.88%     2.25%        2.07%
Allowance for loan losses to total
   loans..............................      1.79%     2.30%        2.02%
Allowance for loan losses to
   non-performing assets..............       482%      558%         294%

Charge-offs reflects the realization of losses in the portfolio that were recognized previously though provisions for probable loan losses. The net charge-offs for the six months ended June 30, 2004 were $1,963,000, compared to $435,000 for the six months ended June 30, 2003. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                         June 30, 2004          June 30, 2003            December 31, 2003
                                        --------------------   ----------------------   --------------------
                                                    Percent                  Percent                Percent
                                                   of ALL by                of ALL by              of ALL by
                                                   category                 category               category
                                                   to total                 to total               to total
                                                   loans by                 loans by               loans by
(Dollars in thousands)                   Amount    category      Amount     category     Amount    category
--------------------------------------  ---------  ---------   -----------  ---------   ---------  ---------
Commercial............................ $   9,690       3.24% $     8,551       3.25% $   9,628       3.42%
Real estate - mortgage................     1,625       0.56%       2,522       1.00%     2,003       0.72%
Real estate - land and construction...     1,253       1.13%       1,722       1.45%     1,714       1.70%
Direct financing lease................        63       1.76%          --         -- %        37       0.99%
Consumer..............................        44       2.71%          60       2.36%        39       2.12%
Unallocated...........................        13         -- %       1,837         -- %        30         -- %
                                        ---------              -----------              ---------
     Total ........................... $  12,688       1.79% $    14,692       2.30% $  13,451       2.02%
                                        =========              ===========              =========

The decrease in the overall level of the allowance and in the allowance as a percentage of total loans since December 31, 2003 is primarily the result of the activity related to one unsecured commercial loan. As reported in the Form 10-K for the fiscal year ended December 31, 2003, during the first quarter of 2004 the Company identified a $4.0 million unsecured commercial line of credit with risks that created doubt about full repayment under the original terms of the agreement. The loan was placed on nonaccrual and a specific reserve was established. Subsequent to placement on nonaccrual, the Company was advised that the borrower had filed for bankruptcy protection and $2.0 million was charged-off in the first quarter of 2004. The Company continued to negotiate with the borrower within the framework of the bankruptcy and the remaining $2.0 million of the loan was paid in full during the second quarter of 2004. Other than the loans already classified at June 30, 2004, the Company has not identified any potential problem loans.

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. As of June 30, 2004, nonperforming loans had a related specific valuation allowance of $240,000 compared to $474,000 at December 31, 2003.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan. The formula allowance on June 30, 2004 was $12,435,000, compared to $12,947,000 on December 31, 2003.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of June 30, 2004, the Company's unallocated allowance was $13,000, compared to $30,000 on December 31, 2003. In evaluating the appropriateness of the unallocated allowance, management considered the changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications, changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments, changes in underwriting standards and collection, charge-off, and recovery practices, and changes in the volume and mix of the loan portfolio and in credit concentrations particularly in commercial and real estate land and construction lending. There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the range set forth above.

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

Deposits

Deposits totaled $919,169,000 at June 30, 2004, up 10%, compared to deposits of $835,410,000 at December 31, 2003, and up 8%, compared to deposits of $847,905,000 at June 30, 2003. Compared to December 31, 2003, noninterest bearing demand deposits increased $62,906,000, or 26%, interest bearing demand deposits increased $6,022,000, or 6%, savings and money market accounts increased $18,238,000, or 5%, total time deposits increased $518,000, or less than 1%, and brokered deposits decreased $3,925,000, or 33%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                         Six Months Ended          Year Ended
                                          June 30, 2004        December 31, 2003
                                       --------------------   --------------------
                                                   Average                Average
                                        Average      Rate      Average      Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid
-------------------------------------  ----------  --------   ----------  --------
Demand, noninterest bearing.......... $  259,076        -- % $  238,467        -- %
Demand, interest bearing.............    108,337      0.43%     96,772      0.51%
Saving and money market..............    343,404      1.00%    318,774      1.16%
Time deposits, under $100............     39,411      1.42%     43,060      1.85%
Time deposits, $100 and over.........     97,354      1.44%    101,406      1.79%
Brokered deposits....................     10,877      4.49%     24,559      4.05%
                                       ----------             ----------
     Total average deposits.......... $  858,459      0.74% $  823,038      0.95%
                                       ==========             ==========

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits (including brokered deposits) of $100,000 or more as of June 30, 2004.

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................  $   53,640        52%
Over three months through twelve months....................      41,021        39%
Over twelve months.........................................       9,480         9%
                                                              ----------  --------
       Total...............................................  $  104,141       100%
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

                                        Three Months Ended   Six Months Ended
                                             June 30,             June 30,
                                       -------------------- -------------------
                                         2004      2003       2004       2003
                                       --------  --------   --------   --------
Return on average assets...............   0.30%    0.81%     0.55%     0.83%
Return on average equity...............   3.47%    8.75%     6.14%     9.03%
Average equity to average assets ratio.   8.69%    9.21%     9.00%     9.16%

Annualized return on average assets and return on average equity for the quarter ended June 30, 2004 were 0.30% and 3.47%, respectively, compared with returns of 0.81% and 8.75%, respectively, for the same period in 2003. The equity to asset ratio for the quarter ended June 30, 2004 was 8.69%, compared to 9.21% for the same period in 2003.

Annualized return on average assets and return on average equity for the six months ended June 30, 2004 were 0.55% and 6.14%, respectively, compared with returns of 0.83% and 9.03%, respectively, for the same period in 2003. The equity to asset ratio for the six months ended June 30, 2004 was 9.00%, compared to 9.16% for the same period in 2003.

The decrease in return on average assets and return on average equity for the three and six months ended June 30, 2004 from 2003 was due to non-recurring expenses of $2.05 million pre-tax for severance, annual meeting and other corporate matters in the second quarter of 2004.

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

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at June 30, 2004, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                                   Due in    Due After
                                                        Within    Three to    One to    Due After     Not
                                                         Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                                  Months     Months      Years      Years    Sensitive    Total
-----------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ----------
Interest earning assets:
  Federal funds sold................................. $  13,800  $      --  $      --  $      --  $      --  $   13,800
  Interest bearing deposits in other financial Instit       935         --         --         --         --         935
  Securities.........................................        --        461    104,940    125,034         --     230,435
  Total loans........................................   553,273     81,282     61,802     42,416         --     738,773
                                                       ---------  ---------  ---------  ---------  ---------  ----------
    Total interest earning assets....................   568,008     81,743    166,742    167,450         --     983,943
                                                       ---------  ---------  ---------  ---------  ---------  ----------
Cash and due from banks..............................        --         --         --         --     55,469      55,469
Other assets.........................................        --     25,836         --         --     18,139      43,975
                                                       ---------  ---------  ---------  ---------  ---------  ----------
    Total assets..................................... $ 568,008  $ 107,579  $ 166,742  $ 167,450  $  73,608  $1,083,387
                                                       =========  =========  =========  =========  =========  ==========

Interest bearing liabilities:
  Demand, interest bearing........................... $ 111,282  $      --  $      --  $      --  $      --  $  111,282
  Savings and money market...........................   364,124         --         --         --         --     364,124
  Time deposits......................................    68,600     59,671     14,163         --         --     142,434
  Other borrowings...................................        --      7,100     32,700         --         --      39,800
  Notes payable to subsidiary grantor trusts.........     9,279         --         --     14,423         --      23,702
                                                       ---------  ---------  ---------  ---------  ---------  ----------
    Total interest bearing liabilities...............   553,285     66,771     46,863     14,423         --     681,342
                                                       ---------  ---------  ---------  ---------  ---------  ----------
Noninterest demand deposits..........................    86,977         --         --         --    214,352     301,329
Accrual interest payable and other liabilities.......        --         --         --         --      9,897       9,897
Shareholders' equity.................................        --         --         --         --     90,819      90,819
                                                       ---------  ---------  ---------  ---------  ---------  ----------
    Total liabilities and shareholders' equity....... $ 640,262  $  66,771  $  46,863  $  14,423  $ 315,068  $1,083,387
                                                       =========  =========  =========  =========  =========  ==========

Interest rate sensitivity GAP........................ $ (72,254) $  40,808  $ 119,879  $ 153,027  $(241,460) $       --
                                                       =========  =========  =========  =========  =========  ==========

Cumulative interest rate sensitivity GAP............. $ (72,254) $ (31,446) $  88,433  $ 241,460  $      --  $       --
Cumulative interest rate sensitivity GAP ratio.......     (6.67)%    (2.90)%     8.16%    22.29%       -- %        -- %

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

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At June 30, 2004, the Company's primary liquidity ratio was 17.59%. The liquidity ratio is arrived at by calculating the total of assets with immediate liquidity including $105,401,000 of investment securities available- for-sale with maturities (or probable calls) of up to five years, Federal funds sold of $13,800,000, and $55,469,000 in cash and due from banks less $15,735,000 of securities that were pledged to secure public and certain other deposits as required by law and contract, as a percentage of total unsecured deposits of $903,434,000. The Company has lines of credit of approximately $114,000,000 available from the Federal Home Loan Bank and correspondent banks to meet short-term liquidity needs. There were no balances outstanding on these lines of credit at June 30, 2004 and 2003.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                           June 30,
                                   -----------------------    December 31,
(Dollars in thousands)                2004         2003          2003
---------------------------------  ----------   ----------    -----------
Capital components:
   Tier 1 Capital................ $  114,385  $   106,542  $     110,891
   Tier 2 Capital................     10,994       10,106         10,403
                                   ----------   ----------    -----------
     Total risk-based capital.... $  125,379  $   116,648  $     121,294
                                   ==========   ==========    ===========

Risk-weighted assets............. $  879,146  $   803,900  $     830,537
Average assets................... $1,071,685  $   929,905  $     992,608

                                                                             Minimum
                                                                           Regulatory
                                                                           Requirements
                                                                           -----------
Capital ratios:
  Total risk-based capital.......       14.3%       14.5%         14.6%        8.0%
  Tier 1 risk-based capital......       13.0%       13.3%         13.4%        4.0%
  Leverage ratio (1).............       10.7%       11.5%         11.2%        4.0%
(1)	Tier 1 capital divided by average assets (excluding goodwill).

At June 30, 2004 and 2003, and December 31, 2003, the Company's capital met all minimum regulatory requirements. As of June 30, 2004, management believes that HBC was considered "Well Capitalized" under the Prompt Corrective Action Provisions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred during the quarter to the Company's market risk profile or information. For further information refer to the Company's Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief (principal) Executive Officer and Chief (principal) Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Part II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In June 2004, the Company's Board of Director authorized the purchase of up to $10 million of its common stock, which represents approximately 700,000 share, or 6%, of its outstanding shares at current market price. The share repurchase authorization is valid through June 1, 2005.

The Company intends to finance the purchase using its available cash. Shares may be repurchased by the Company in open market purchases or in privately negotiated transactions as permitted under applicable rules and regulations. The repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

As of June 30, 2004, repurchases of equity securities are presented in the table below.

                                                        Total Number of      Approximate Dollar
                          Total Number                  Shares Purchased     Value of Shares That
                           of Shares     Price Paid     as Part of Publicly  May Yet Be Purchased
Date                       Purchased     Per Shares      Announced Plans       Under the Plans
----------------------    ------------   -----------    -----------------    ------------------
June 7, 2004..........          5,664   $     14.29                5,664   $         9,919,061
June 9, 2004..........          1,100   $     14.30                1,100   $         9,903,331
June 10, 2004.........         40,000   $     14.62               40,000   $         9,318,531
June 14, 2004.........          4,325   $     14.40                4,325   $         9,256,251
June 15, 2004.........            900   $     14.40                  900   $         9,243,291
June 16, 2004.........          5,300   $     14.48                5,300   $         9,166,547
June 17, 2004.........         23,000   $     14.90               23,000   $         8,823,847
June 18, 2004.........          5,300   $     14.51                5,300   $         8,746,944
June 21, 2004.........          6,800   $     14.48                6,800   $         8,648,480
June 22, 2004.........         20,000   $     14.40               20,000   $         8,360,480
June 23, 2004.........          6,800   $     14.31                6,800   $         8,263,172
June 24, 2004.........          6,800   $     14.50                6,800   $         8,164,572
June 25, 2004.........          6,800   $     14.51                6,800   $         8,065,904
                          ------------                  -----------------
Total.....................    132,789                            132,789
                          ============                  =================

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 4, 2004, the Company announced that Brad L. Smith had tendered his resignation as Chief Executive Officer and Director to facilitate the settlement with shareholders who had nominated alternative directors for the upcoming annual meeting. Chairman of the Board William Del Biaggio, Jr. was appointed interim CEO effective immediately, while the search for a permanent CEO is completed. The Board appointed Ranson Webster to fill the seat vacated by Smith. Webster is the Company's largest individual shareholder and is one of the founders of HBC. As part of the proposed settlement agreement, the Concerned Shareholders Committee has agreed in principle not to further pursue proxy solicitation measures for two years.

The Company held its 2004 Annual Meeting of Shareholders on May 26, 2004. There were 11,222,564 issued and outstanding shares of Company Common Stock on April 1, 2004, the Record Date for the 2004 Annual Meeting. Each of the shares voting at the meeting was entitled to one vote.

At the 2004 Annual Meeting, the following actions were taken:

Election of Directors

The Company's board is divided into three classes. At the 2004 Annual Meeting, four directors of the Company were elected. The following chart indicates the number of shares cast for each elected director:

Name of Director	Votes For	Votes Withheld
Frank G. Bisceglia	9,155,676	522,033
Anneke Dury	9,115,720	561,989
Louis "Lon" O. Normandin	9,243,872	433,837
HumphreP. Polanen	9,229,154	448,555

In addition to the above four individuals, the following previously elected directors' terms continued after the meeting:

Name of Director	Title
James Blair	Director
Richard L. Conniff	Director/Chief Operating Officer
William Del Biaggio, Jr.	Director/Chairman of the Board/Interim Chief Executive Officer
Roy Lave	Director
Jack Peckham	Director
Kirk M. Rossmann	Director
Charles J. Toeniskoetter	Director
Ranson Webster	Director

Approve of Heritage Commerce Corp 2004 Stock Option Plan grants of stock options to officers, employees and directors of the Company.

FOR	5,609,584
AGAINST	756,243
ABSTAIN	182,540
BROKER NON-VOTES	3,129,342

Ratification of Deloitte & Touche, LLP as the Company's auditors

The number of shares cast for and against the ratification of the Board of Directors' selection of Deloitte & Touche, LLP to serve as the Company's auditors for the fiscal year ending December 31, 2004 was as follows:

FOR	8,646,909
AGAINST	675,248
ABSTENTIONS	355,552

To consider and transact such other business as may properly be brought before the meeting.

FOR	8,645,483
AGAINST	676,674
ABSTAIN	355,552

ITEM 6. - Exhibits and Reports on Form 8-K
  Exhibits included with this filing:

The exhibit list required by this item is incorporated by reference to the Exhibit Index filed as part of this report.

  Reports on Form 8-K

The Registrant furnished a Current Report on Form 8-K dated July 20, 2004 under item 7 and item 12 to report its second quarter ended June 30, 2004 financial results, and condensed consolidated financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)

August 9, 2004 Date	/s/ William Del Biaggio, Jr. William Del Biaggio, Jr. Interim Chief Executive Officer

August 9, 2004 Date	/s/ Lawrence D. McGovern Lawrence D. McGovern Chief Financial Officer

Exhibit Index

Exhibit	Description
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003 PDF
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003 PDF
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350 PDF
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350 PDF