Form 10-Q
period 2004-09-30
HERITAGE COMMERCE CORP
filed 2004-11-09
CIK 1053352

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 11,693,577 shares of Common Stock outstanding on October 29, 2004.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BLANCE SHEETS (UNAUDITED)

                                                                  September 30, December 31,
(Dollars in thousands)                                                2004          2003
----------------------------------------------------------------  ------------  ------------
                           ASSETS
Cash and due from banks......................................... $     46,055  $     39,978
Interest bearing deposits in other financial institutions.......        1,292         2,039
Federal funds sold..............................................        5,800        72,200
                                                                  ------------  ------------
               Total cash and cash equivalents..................       53,147       114,217
Securities available-for-sale, at fair value....................      228,483       153,473
Loans held for sale, at lower of cost or market.................       28,782        30,638
Loans, net of deferred costs....................................      727,615       666,088
Allowance for probable loan losses..............................      (13,381)      (13,451)
                                                                  ------------  ------------
               Loans, net.......................................      714,234       652,637
Premises and equipment, net.....................................        3,489         4,034
Accrued interest receivable and other assets....................       23,470        20,425
Company owned life insurance....................................       26,072        25,273
Other investments...............................................        4,655         2,504
                                                                  ------------  ------------
               TOTAL............................................ $  1,082,332  $  1,003,201
                                                                  ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing............................... $    290,845  $    238,423
      Demand, interest bearing..................................      115,911       105,260
      Savings and money market..................................      349,004       345,886
      Time deposits, under $100.................................       38,170        39,869
      Time deposits, $100 and over..............................      104,762        94,002
      Brokered deposits.........................................        3,964        11,970
                                                                  ------------   -----------
   Total deposits...............................................      902,656       835,410
   Accrued interest payable and other liabilities...............       11,539        10,643
   Other borrowings.............................................       47,800        43,600
   Notes payable to subsidiary grantor trusts...................       23,702        23,702
                                                                  ------------  ------------
               Total liabilities................................      985,697       913,355
                                                                  ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized;
      none outstanding..........................................           --            --
   Common stock, no par value;  30,000,000 shares authorized;
      shares issued and outstanding: 11,657,865 at
      September 30, 2004 and 11,381,037 at December 31, 2003....       66,490        65,234
   Unallocated ESOP shares......................................         (255)         (443)
   Accumulated other comprehensive income (loss), net of taxes..         (271)           79
   Retained earnings............................................       30,671        24,976
                                                                  ------------  ------------
               Total shareholders' equity.......................       96,635        89,846
                                                                  ------------  ------------
               TOTAL............................................ $  1,082,332  $  1,003,201
                                                                  ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                               ------------------------  ------------------------
(Dollars in thousands, except per share data)                     2004         2003         2004         2003
-------------------------------------------------------------  -----------  -----------  -----------  -----------
Interest income:
   Loans, including fees..................................... $    11,709  $    10,138  $    33,135  $    32,121
   Securities,  taxable......................................       1,788        1,154        4,686        3,036
   Securities,  non-taxable..................................          56          112          241          292
   Interest bearing deposits in other financial institutions.           3            5            7           40
   Federal funds sold........................................          77          147          238          388
                                                               -----------  -----------  -----------  -----------
Total interest income                                              13,633       11,556       38,307       35,877
                                                               -----------  -----------  -----------  -----------
Interest expense:
   Deposits..................................................       1,729        1,775        4,889        6,106
   Subsidiary grantor trusts.................................         492          470        1,455        1,450
   Other.....................................................         263          124          627          138
                                                               -----------  -----------  -----------  -----------
Total interest expense.......................................       2,484        2,369        6,971        7,694
                                                               -----------  -----------  -----------  -----------
Net interest income before provision for probable
  loan losses................................................      11,149        9,187       31,336       28,183
Provision for probable loan losses...........................         600          600        1,800        2,500
                                                               -----------  -----------  -----------  -----------
Net interest income after provision for probable
  loan losses................................................      10,549        8,587       29,536       25,683
                                                               -----------  -----------  -----------  -----------
Noninterest income:
   Gain on sale of loans.....................................         920          561        2,285        1,705
   Servicing income..........................................         616          463        1,682        1,339
   Service charges and other fees on deposit accounts........         415          480        1,385        1,332
   Appreciation of company owned life insurance .............         236          254          798          891
   Gain on sale of securities available-for-sale.............           0           74          476          532
   Mortgage brokerage fees ..................................          19          210          168          851
   Other.....................................................         157          421          347        1,293
                                                               -----------  -----------  -----------  -----------
Total noninterest income.....................................       2,363        2,463        7,141        7,943
                                                               -----------  -----------  -----------  -----------
Noninterest expenses:
   Salaries and employee benefits............................       4,301        4,423       14,477       13,664
   Occupancy.................................................         883          857        2,813        2,511
   Professional fees.........................................         670          338        1,986        1,028
   Retirement plan expense...................................         358           17        1,576          528
   Loan origination costs....................................         426          369        1,194        1,046
   Advertising and promotion.................................         364          209          862          608
   Furniture and equipment...................................         206          385          698        1,143
   Client services...........................................         228          239          644          714
   Data processing expense...................................         170           26          492           71
   Stationery & supplies.....................................         140           83          292          246
   Telephone.................................................          72           85          271          235
   Other.....................................................       1,071        1,279        3,212        3,502
                                                               -----------  -----------  -----------  -----------
Total noninterest expenses...................................       8,889        8,310       28,517       25,296
                                                               -----------  -----------  -----------  -----------
Income before provision for income taxes.....................       4,023        2,740        8,160        8,330
Provision for income taxes...................................       1,135          800        2,465        2,590
                                                               -----------  -----------  -----------  -----------
Net income................................................... $     2,888  $     1,940  $     5,695  $     5,740
                                                               ===========  ===========  ===========  ===========
Earnings per share:
     Basic................................................... $      0.25  $      0.17  $      0.49  $      0.51
                                                               ===========  ===========  ===========  ===========

     Diluted................................................. $      0.24  $      0.17  $      0.48  $      0.50
                                                               ===========  ===========  ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                           Accumulated
                                                                              Other
                                        Common Stock                       Comprehensive                 Total         Other
                                     -----------------------   Unallocated Income (Loss)  Retained    Shareholders' Comprehensive
(Dollars in thousands)                 Shares       Amount     ESOP Shares Net of Taxes   Earnings       Equity       Income
                                     -----------   ---------   ---------   ------------   ---------   ------------  -----------
BALANCES, DECEMBER 31, 2002........  11,214,414  $   64,002  $     (693) $       1,714  $   17,194   $     82,217
Net income.........................          --          --          --             --       5,740          5,740  $     5,740
Net change in unrealized
loss on securities
available-for-sale, net of
reclassification adjustment
and taxes..........................          --          --          --         (1,725)         --         (1,725)      (1,725)
                                                                                                                    -----------
   Total comprehensive income......                                                                                $     4,015
                                                                                                                    ===========
Additional paid-in-capital in ESOP.          --         104          --             --          --            104
Amortization of stock compensation.          --          --         250             --          --            250
Stock options exercised............     111,749         898          --             --          --            898
                                     -----------   ---------   ---------   ------------   ---------   ------------
BALANCES, SEPTEMBER 30, 2003.......  11,326,163  $   65,004  $     (443) $         (11) $   22,934   $     87,484
                                     ===========   =========   =========   ============   =========   ============

BALANCES, DECEMBER 31, 2003........  11,381,037  $   65,234  $     (443) $          79  $   24,976   $     89,846
Net income.........................          --          --          --             --       5,695          5,695
Net change in unrealized
loss on securities                                                                                                 $     5,695
available-for-sale, net of
reclassification adjustment
and taxes..........................          --          --          --           (350)         --           (350)

   Total comprehensive income......                                                                                       (350)
                                                                                                                    -----------
Additional paid-in-capital in ESOP.          --         170          --             --          --            170  $     5,345
Amortization of stock compensation.          --          --         188             --          --            188   ===========
Common stock repurchased...........    (176,528)     (2,581)         --             --          --         (2,581)
Stock options exercised............     453,356       3,667          --             --          --          3,667
                                     -----------   ---------   ---------   ------------   ---------   ------------
BALANCES, SEPTEMBER 30, 2004.......  11,657,865  $   66,490  $     (255) $        (271) $   30,671   $     96,635
                                     ===========   =========   =========   ============   =========   ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

>
                                                                        Nine Months Ended
                                                                          September 30,
                                                                    --------------------------
(Dollars in thousands)                                                  2004          2003
------------------------------------------------------------------  ------------  ------------
Cash flows from operating activities:
Net income........................................................$       5,695  $      5,740
Adjustments to reconcile net income to net cash provided by
    operating activities:
Depreciation and amortization.....................................        1,081         1,277
Provision for probable loan losses................................        1,800         2,500
Non-cash compensation expense related to ESOP plan................          358           354
Gain on sale of securities available-for-sale.....................         (476)         (532)
Net amortization of premiums / accretion of discounts.............          785         1,034
Gains on sales of loans held for sale.............................       (2,285)       (1,705)
Proceeds from  sales of loans held for sale.......................       45,205        35,069
Originations of loans held for sale...............................      (57,936)      (60,895)
Maturities of loans held for sale.................................       16,871        24,940
Appreciation of company owned life insurance......................         (798)         (891)
Effect of changes in:
    Accrued interest receivable and other assets..................       (2,693)         (373)
    Accrued interest payable and other liabilities................        1,364          (757)
                                                                    ------------  ------------
Net cash provided by operating activities.........................        8,971         5,761
                                                                    ------------  ------------
Cash flows from investing activities:
Net (increase) decrease in loans..................................      (63,397)       29,040
Purchases of securities available-for-sale........................     (117,735)     (120,478)
Maturities/paydowns/calls of securities available-for-sale........       18,605        43,715
Proceeds from  sales of securities available-for-sale.............       22,641        27,664
Purchases of company owned life insurance.........................            0          (225)
(Purchases) Redemption of other investments.......................       (2,151)        1,213
Purchases of premises and equipment...............................         (536)         (625)
                                                                    ------------  ------------
Net cash used in investing activities.............................     (142,573)      (19,696)
                                                                    ------------  ------------

Cash flows from financing activities:
Net increase (decrease) in deposits...............................       67,246        (5,989)
Net proceeds from issuance of common stock........................        3,667           898
Common stock repurchased..........................................       (2,581)            0
Net change in other borrowings....................................        4,200        28,600
                                                                    ------------  ------------
Net cash provided by financing activities.........................       72,532        23,509
                                                                    ------------  ------------
Net (decrease) increase in cash and cash equivalents..............      (61,070)        9,574
Cash and cash equivalents, beginning of period....................      114,217        86,632
                                                                    ------------  ------------
Cash and cash equivalents, end of period.......................... $     53,147  $     96,206
                                                                    ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest....................................................... $      7,362  $      8,726
   Income taxes................................................... $        750  $      2,735
Supplemental schedule on non-cash investing and financing activity:
   Transfer of loans to other real estate owned................... $          0  $        652

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2004
(Unaudited)

1) Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary Heritage Bank of Commerce ("HBC" or the "Bank") have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

The results for the three months and nine months ended September 30, 2004 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2004.

2) Securities Available-for-Sale

At the March 17-18, 2004 Emerging Issues Task Force (EITF) meeting, the Task Force reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Issue 03-1 provides guidance for the determination of when an investment is other-than-temporarily impaired. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the effective date of paragraphs 10 through 20 of EITF Issue No. 03-1. Application of those paragraphs is deferred pending issuance of a final FASB Staff Position. Management is in the process of evaluating the impacts of EITF 03-1 guidance. Other-than-temporary impairment that may need to be recognized upon adoption of Issue 03-1 will be dependant on market conditions and management's intent and ability at the time of the impairment evaluation to hold investments with market values below amortized cost until a forecasted recovery in fair value up to (or beyond) amortized cost.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2004:

                                                   Less Than 12 Months      12 Months or More            Total
                                                   --------------------   ---------------------   --------------------
                                                    Market    Unrealized   Market     Unrealized   Market     Unrealized
(Dollars in thousands)                               Value     Losses       Value      Losses      Value       Losses
------------------------------------------------   ---------  ---------   ---------   ---------   --------    --------
    U.S. Treasury............................... $    5,964  $      33  $       --  $       --  $   5,964   $      33
    U.S. Government Agencies....................     63,003        418       2,912          88     65,915         506
    Municipals..................................      4,583         17          --          --      4,583          17
    FHLMC and FNMA mortgage-backed securities...     35,946        524      43,149       1,265     79,095       1,789
    CMOs........................................     19,717        185          --          --     19,717         185
                                                   ---------  ---------   ---------   ---------   --------    --------
Total securities available-for-sale............. $  129,213  $   1,177  $   46,061  $    1,353  $ 175,274   $   2,530
                                                   =========  =========   =========   =========   ========    ========

As of September 30, 2004, the Company held 99 securities, of which 50 had market values below amortized cost. Six securities have been carried with an unrealized loss for over 12 months. Higher interest rates at September 30, 2004 resulted in lower market values for the period. Other than temporary loss was primarily due to interest rates. There was no security which sustained downgrades in credit ratings. All principal amounts are expected to be paid when securities mature. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2004.

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

Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 3.75% and 3.74% for September 30, 2004 and 2003; stock volatility of 25% and 11% in September 30, 2004 and 2003; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                                        Three Months Ended       Nine Months Ended
                                                                            September 30,           September 30,
                                                                       ---------------------   -----------------------
(Dollars in thousands, except per share data)                            2004        2003         2004         2003
---------------------------------------------------------------------  ---------   ---------   ----------   ----------
Net income
    As reported...................................................... $   2,888   $   1,940   $    5,695   $    5,740
    Less: Compensation expense for amortization of fair value of
          stock awards, net of taxes.................................      (209)       (187)        (605)        (541)
                                                                       ---------   ---------   ----------   ----------
    Pro forma........................................................ $   2,679   $   1,753   $    5,090   $    5,199
                                                                       =========   =========   ==========   ==========
Net income per common share - basic
    As reported...................................................... $    0.25   $    0.17   $     0.49   $     0.51
    Pro forma........................................................ $    0.23   $    0.16   $     0.44   $     0.46

Net income per common share - diluted
    As reported...................................................... $    0.24   $    0.17   $     0.48   $     0.50
    Pro forma........................................................ $    0.22   $    0.15   $     0.43   $     0.45

4) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 11,557 and 182,328 stock options for three months ended September 30, 2004 and 2003 and 17,699 and 353,028, for nine months ended September 30, 2004 and 2003,respectively, that were considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                               ------------------------  ------------------------
                                                                  2004         2003         2004         2003
                                                               -----------  -----------  -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share....................  11,621,963   11,254,328   11,522,054   11,201,345
Dilutive effect of stock options outstanding,
    using the treasury stock method..........................     376,557      441,879      418,444      367,595
                                                               -----------  -----------  -----------  -----------
Shares used in computing diluted earnings per share..........  11,998,520   11,696,207   11,940,498   11,568,940
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

                                                                 Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                               ------------------------  ------------------------
(Dollars in thousands)                                            2004         2003         2004         2003
-------------------------------------------------------------  -----------  -----------  -----------  -----------
Net income................................................... $     2,888  $     1,940  $     5,695  $     5,740

Other comprehensive income (loss), net of tax:
    Net unrealized holding gain (loss) on available-for-sale
     securities and I/O strips during the period.............       2,349       (1,464)         (17)      (1,358)
    Less: reclassification adjustment for realized
          gain on available-for-sale securities
          included in net income during the period...........          --          (52)        (333)        (367)
                                                               -----------  -----------  -----------  -----------
Other comprehensive income (loss)............................       2,349       (1,516)        (350)      (1,725)
                                                               -----------  -----------  -----------  -----------
Comprehensive income......................................... $     5,237  $       424  $     5,345  $     4,015
                                                               ===========  ===========  ===========  ===========

6) Supplemental Retirement Plan

The Company has a supplemental retirement plan (Plan) covering key executives and directors. The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. For the current fiscal year ending December 31, 2004, the Company estimates the contributions to be paid to the Plan will be $1,800,000 of which $358,000 and $1,576,000 were accrued for the three and nine months ended September 30, 2004. The following table presents the amount of periodic benefit cost recognized for three and nine months ended September 30, 2004 and 2003:

                                             Three Months Ended    Nine Months Ended
                                                September 30,        September 30,
                                            -------------------- --------------------
(Dollars in thousands)                        2004       2003      2004       2003
------------------------------------------  ---------  --------- ---------  ---------
Components of net periodic benefits cost
   Service cost........................... $     310  $     115 $     652  $     343
   Interest cost..........................       105         50       316        149
   Amortization of (gain)/loss............        38         (6)      119        (18)
                                            ---------  --------- ---------  ---------
   Net periodic benefit cost.............. $     453  $     159 $   1,087  $     474
                                            =========  ========= =========  =========

7) Commitments and Contingencies

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

Commitments to extend credit as of September 30, were as follows:

(Dollars in thousands)              2004          2003
------------------------------  ------------  ------------
Commitments to extend credit.. $    311,017  $    270,347
Standby letters of credit.....        5,125         2,290
                                ------------  ------------
                               $    316,142  $    272,637
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

Standby letters of credit are written with conditional commitments issued by HBC to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company has a deferred liability of $23,000 as of September 30, 2004, which represents the fees received on the outstanding financial standby letters of credit. The Company recognizes these fees as income as the commitments are used or as they expire.

Claims

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Allowance for Probable Loan Losses

The allowance for probable loan losses is an estimate of the losses that may be sustained in the Company's loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("SFAS") No. 5 "Accounting for Contingencies", which requires that losses be accrued when they are probable of occurring and estimable, and (2) SFAS No. 114, "Accounting by Creditors for Impairment of a Loan", which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the loan balance.

The Company's allowance for probable loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of probable future losses and as a result could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could be greater or less than the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 24.

Loan Sales and Servicing

The amount of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (I/O) strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. For the quarter ended September 30, 2004, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 9%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. Variations in prevailing interest rates on borrowed funds, changes in general economic conditions, among other factors, could cause changes in the prepayment experience. A corresponding decrease in the value of the I/O strip receivable would also be expected.

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

RESULTS OF OPERATIONS

Overview

Net income for the three and nine months ended September 30, 2004 was $2,888,000 and $5,695,000, respectively, up $948,000, or 49%, but down $45,000, or less than 1%, as compared to the three and nine months ended September 30, 2003. Earnings per diluted share for the three and nine months ended September 30, 2004 were $0.24 and $0.48, respectively, up 41%, and down 4%, from $0.17 and $0.50 per diluted share for the three and nine months ended September 30, 2003. Annualized return on average assets and return on average equity for the three months ended September 30, 2004 were 1.05% and 12.19%, up from 0.78% and 8.80%, for the same periods in the prior year. Annualized return on average assets and return on average equity for the nine months ended September 30, 2004 were 0.73% and 8.20%, down from 0.81% and 8.95%, for the same periods in the prior year.

For the three and nine months ended September 30, 2004, as compared with the same periods in the prior year, net interest income before provision for probable loan losses increased to $11,149,000 and $31,336,000 from $9,187,000 and $28,183,000, an increase of $1,962,000, or 21% and $3,153,000, or 11%, respectively. The Company's net interest margin was 4.42% and 4.36% for the three and nine months ended September 30, 2004, compared with 4.01% and 4.33% for the same periods in the prior year.

Total assets as of September 30, 2004 were $1,082,332,000, an increase of $97,612,000, or 10%, from $984,720,000 as of September 30, 2003, and an increase of $79,131,000, or 8%, from total assets of $1,003,201,000 as of December 31, 2003. Total deposits as of September 30, 2004 were $902,656,000, an increase of $66,709,000, or 8%, from $835,947,000 as of September 30, 2003, and an increase of $67,246,000, or 8%, from total deposits of $835,410,000 as of December 31, 2003.

The total loan portfolio as of September 30, 2004 was $727,615,000, an increase of $85,435,000, or 13%, from $642,180,000 as of September 30, 2003 and an increase of $61,527,000, or 9%, from $666,088,000 as of December 31, 2003. The Company's allowance for probable loan losses was $13,381,000, or 1.84%, of total loans at September 30, 2004. This compares with an allowance for probable loan losses of $13,039,000, or 2.03%, and $13,451,000, or 2.02% of total loans at September 30, 2003 and December 31, 2003. The decrease in the overall level of the allowance of loan losses since December 31, 2003 is primarily the result of a $2,000,000 charge-off related to one unsecured commercial loan in the first quarter of 2004 offset by the provisions made during the period. The Company's nonperforming assets were $2,637,000 at September 30, 2004, compared to $7,544,000 as of September 30, 2003 and $4,580,000 as of December 31, 2003.

The Company's shareholders' equity at September 30, 2004 was $96,635,000, up from $87,484,000 at September 30, 2003 and $89,846,000 as of December 31, 2003. The increase in shareholders' equity is a result of the income generated over the period and the exercise of common stock options offset by repurchase of common stock and a decline in other comprehensive income from fair value changes. Book value per share increased to $8.29 at September 30, 2004, from $7.72 at September 30, 2003. Book value per share was $7.89 at December 31, 2003. The Company's leverage capital ratio was 10.72% at September 30, 2004 compared to 10.99% at September 30, 2003 and 11.17% at December 31, 2003.

Net Interest Income and Net Interest Margin

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                                                     For the Three Months Ended         For the Three Months Ended
                                                                          September 30, 2004                 September 30, 2003
                                                                   ---------------------------------  ---------------------------------
                                                                                Interest    Average                Interest    Average
                                                                    Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                              Balance     Expense      Rate      Balance     Expense      Rate
-----------------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross..................................................... $  746,157  $   11,709       6.24% $  668,769  $   10,138       6.01%
Investment securities............................................    234,438       1,844       3.13%    175,338       1,266       2.86%
Interest bearing deposits in other financial institutions........      1,026           3       1.16%      2,977           5       0.67%
Federal funds sold...............................................     22,282          77       1.37%     61,059         147       0.96%
                                                                   ----------  ----------             ----------  ----------
   Total interest earning assets.................................  1,003,903  $   13,633       5.40%    908,143  $   11,556       5.05%
                                                                               ----------                         ----------
Cash and due from banks..........................................     51,147                             41,990
Premises and equipment, net......................................      3,661                              4,803
Other assets.....................................................     35,619                             34,494
                                                                   ----------                         ----------
   Total assets.................................................. $1,094,330                         $  989,430
                                                                   ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing......................................... $  116,053  $      134       0.46% $   95,681  $      106       0.44%
Savings and money market.........................................    370,398       1,011       1.09%    325,198         884       1.08%
Time deposits, under $100........................................     38,006         140       1.47%     41,957         179       1.69%
Time deposits, $100 and over.....................................     99,178         381       1.53%     98,010         402       1.63%
Brokered deposits................................................      5,745          63       4.36%     19,833         204       4.08%
Other borrowings.................................................     71,222         755       4.22%     51,600         594       4.57%
                                                                   ----------  ----------             ----------  ----------
   Total interest bearing liabilities............................    700,602  $    2,484       1.41%    632,279  $    2,369       1.49%
                                                                               ----------                         ----------
Demand, noninterest bearing......................................    288,096                            259,000
Other liabilities................................................     11,357                             10,723
                                                                   ----------                         ----------
   Total liabilities.............................................  1,000,055                            902,002
Shareholders' equity.............................................     94,275                             87,428
                                                                   ----------                         ----------
   Total liabilities and
      shareholders' equity....................................... $1,094,330                         $  989,430
                                                                   ==========                         ==========
Net interest income / margin.....................................             $   11,149       4.42%             $    9,187       4.01%
                                                                               ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $951,000 and $876,000 for the three month periods ended September 30, 2004 and 2003, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $1,926,000 and $6,497,000 for the period ended September 30, 2004 and 2003, respectively, are included in the average balance calculation above.

                                                                     For the Nine Months Ended          For the Nine Months Ended
                                                                          September 30, 2004                 September 30, 2003
                                                                   ---------------------------------  ---------------------------------
                                                                                Interest    Average                Interest    Average
                                                                    Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                              Balance     Expense      Rate      Balance     Expense      Rate
-----------------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross..................................................... $  718,827  $   33,135       6.16% $  678,446  $   32,121       6.33%
Investment securities............................................    210,537       4,927       3.13%    137,107       3,328       3.25%
Interest bearing deposits in other financial institutions........      1,223           7       0.76%      6,134          40       0.87%
Federal funds sold...............................................     30,056         238       1.06%     47,699         388       1.09%
                                                                   ----------  ----------             ----------  ----------
   Total interest earning assets.................................    960,643  $   38,307       5.33%    869,386  $   35,877       5.52%
                                                                               ----------                         ----------
Cash and due from banks..........................................     48,808                             39,418
Premises and equipment, net......................................      3,819                              4,987
Other assets.....................................................     33,438                             33,664
                                                                   ----------                         ----------
   Total assets.................................................. $1,046,708                         $  947,455
                                                                   ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing......................................... $  110,909  $      368       0.44% $   94,967  $      389       0.55%
Savings and money market.........................................    352,402       2,718       1.03%    310,391       2,792       1.20%
Time deposits, under $100........................................     38,943         419       1.44%     43,884         641       1.95%
Time deposits, $100 and over.....................................     97,962       1,078       1.47%    103,135       1,442       1.87%
Brokered deposits................................................      9,166         306       4.46%     28,124         842       4.00%
Other borrowings.................................................     65,212       2,082       4.26%     33,721       1,588       6.30%
                                                                   ----------  ----------             ----------  ----------
   Total interest bearing liabilities............................    674,594  $    6,971       1.38%    614,222  $    7,694       1.67%
                                                                               ----------                         ----------
Demand, noninterest bearing .....................................    268,749                            237,396
Other liabilities................................................     10,600                             10,116
                                                                   ----------                         ----------
   Total liabilities.............................................    953,943                            861,734
Shareholders' equity.............................................     92,765                             85,721
                                                                   ----------                         ----------
   Total liabilities and
      shareholders' equity....................................... $1,046,708                         $  947,455
                                                                   ==========                         ==========
Net interest income / margin.....................................             $   31,336       4.36%             $   28,183       4.33%
                                                                               ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $2,991,000 and $2,932,000 for the nine month periods ended September 30, 2004 and 2003, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $1,926,000 and $6,497,000 for the period ended September 30, 2004 and 2003, respectively, are included in the average balance calculation above.

The Company's net interest income before provision for probable loan losses for the three and nine months ended September 30, 2004 was $11,149,000 and $31,336,000, respectively, an increase of $1,962,000, or 21% and $3,153,000 or 11% over the same periods in the prior year. For the three and nine months ended September 30, 2004, average interest earning assets increased by $95,760,000, or 11% and $91,257,000, or 10%, respectively. For the three months ended September 30, 2004, the average yield on interest earning assets was 5.40%, up 35 basis points from 5.05% for the same period in 2003. Over the same period the rates paid on interest bearing liabilities declined 8 basis points to 1.41% from 1.49%. For the nine months ended September 30, 2004, the average yield on interest earning assets was 5.33%, down 19 basis points from 5.52% for the same period in 2003. Over the same period the rates paid on interest bearing liabilities declined 29 basis points to 1.38% from 1.67%. As a result, the net interest margin increased 41 basis points to 4.42% for the three months ended September 30, 2004, from 4.01% for the same period in the prior year and increased 3 basis points to 4.36% for the nine months ended September 30, 2004 from 4.33% for the same period in the prior year. The increase in net interest margin in the third quarter and for the nine month period was primarily attributable to the increase in average earning assets and increase in key market interest rates since June 30, 2004. During the third quarter of 2004, there were three increases totaling 75 basis points in the target interest rate for Federal funds sold set by the Federal Open Market Committee (FOMC) and the prime rate of interest, which is the index for the pricing on most of the Company's loan portfolio. The increase in average interest bearing liabilities was primarily attributable to growth in demand interest bearing, savings and money market deposits, offset by a decrease in brokered and other time deposits. The changes in volume contributed $1,357,000 to net interest income while the effect of the changes in rates produced an increase of $605,000 resulting in the overall increase of $1,962,000 for the three months ended September 30, 2004, from September 30, 2003. The changes in volume contributed $2,756,000 to net interest income while the effect of the changes in rates produced an increase of $397,000 resulting in the overall increase of $3,153,000 for the nine months ended September 30, 2004 from the prior period.

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
                                                                ----------------------------------
                                                               Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $    1,219  $      352  $    1,571
    Investments securities....................................        464         114         578
    Interest bearing deposits in other financial institutions.         (5)          3          (2)
    Federal funds sold........................................       (135)         65         (70)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $    1,543  $      534  $    2,077
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing..................................         23           5          28
    Savings and money market..................................        120           7         127
    Time deposits, under $100.................................        (14)        (25)        (39)
    Time deposits, $100 and over..............................          4         (25)        (21)
    Brokered Deposits.........................................       (155)         14        (141)
    Other borrowings..........................................        208         (47)        161
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $      186  $      (71) $      115
                                                                ----------  ----------  ----------
 Net interest income.......................................... $    1,357  $      605  $    1,962
                                                                ==========  ==========  ==========

                                                                  Nine Months Ended September 30,
                                                                          2004  vs.  2003
                                                                ----------------------------------
                                                               Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $    1,848  $     (834) $    1,014
    Investments securities....................................      1,714        (115)      1,599
    Interest bearing deposits in other financial institutions.        (28)         (5)        (33)
    Federal funds sold........................................       (140)        (10)       (150)
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $    3,394  $     (964) $    2,430
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing.................................. $       53  $      (74) $      (21)
    Savings and money market..................................        324        (398)        (74)
    Time deposits, under $100.................................        (54)       (168)       (222)
    Time deposits, $100 and over..............................        (57)       (307)       (364)
    Brokered Deposits.........................................       (633)         97        (536)
    Other borrowings..........................................      1,005        (511)        494
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $      638  $   (1,361) $     (723)
                                                                ----------  ----------  ----------
 Net interest income.......................................... $    2,756  $      397  $    3,153
                                                                ==========  ==========  ==========

Provision for Probable Loan Losses

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates. For the three and nine months ended September 30, 2004, the provision for probable loan losses was $600,000 and $1,800,000, respectively, compared to $600,000 and $2,500,000 for the same periods in the prior year. See additional discussion at Allowance for Probable Loan Losses on page 22.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended     Increase (Decrease)
                                                          September 30,        2004 versus 2003
                                                      --------------------   --------------------
(Dollars in thousands)                                  2004       2003       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------

Servicing income....................................       616        463         153         33%
Service charges and other fees on deposit accounts..       415        480         (65)       (14)%
Appreciation of company owned life insurance........       236        254         (18)        (7)%
Gain on sale of securities available-for-sale.......        --         74         (74)      (100)%
Mortgage brokerage fees.............................        19        210        (191)       (91)%
Other...............................................       157        421        (264)       (63)%
                                                      ---------  ---------   ---------
Total............................................... $   2,363  $   2,463   $    (100)        (4)%
                                                      =========  =========   =========

                                                       Nine Months Ended      Increase (Decrease)
                                                          September 30,        2004 versus 2003
                                                      --------------------   --------------------
(Dollars in thousands)                                  2004       2003       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $   2,285  $   1,705   $     580         34%
Servicing income....................................     1,682      1,339         343         26%
Service charges and other fees on deposit accounts..     1,385      1,332          53          4%
Appreciation of company owned life insurance........       798        891         (93)       (10)%
Gain on sale of securities available-for-sale.......       476        532         (56)       (11)%
Mortgage brokerage fees.............................       168        851        (683)       (80)%
Other...............................................       347      1,293        (946)       (73)%
                                                      ---------  ---------   ---------
Total............................................... $   7,141  $   7,943   $    (802)       (10)%
                                                      =========  =========   =========

Noninterest income for the three and nine months ended September 30, 2004 was $2,363,000 and $7,141,000, down 4% and 10% from $2,463,000 and $7,943,000 for the same periods in the prior year. The decrease was primarily due to the amendment of an equipment lease agreement resulting in a change in the classification from equipment under operating leases to a direct financing lease arrangement, which is now included in the loan portfolio. As a result, the payment amounts are now recorded as principal and interest payments rather than as other noninterest income and expense. Mortgage brokerage fees decreased $191,000 and $683,000 for the three and nine months ended September 30, 2004 from the prior year for the same periods, as a result of a lower demand for mortgages as well as the Company discontinuing its residential mortgage operation in June 2004. An increase in gain on sales of loans of $359,000 and $580,000 and servicing income of $153,000 and $343,000 for the three and nine months ended September 30, 2004, from the prior period, was primarily the result of expansion of the SBA lending operation into additional geographic areas of California and an overall increase in the level of loans serviced. The Company has an onging program of originating SBA loans and selling the guarantee portion in the secondary market, which retaining the services of whole loans. Gain on sale of securities available-for-sale decreased $74,000 and $56,000, respectively, for the comparative three and nine months periods ended September 30, 2004. The appreciation of corporate owned life insurance decreased $18,000 and $93,000, respectively, for the comparative three and nine month periods ended September 30, 2004.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended     Increase (Decrease)
                                                         September 30,         2004 versus 2003
                                                      --------------------   --------------------
(Dollars in thousands)                                  2004       2003       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,301  $   4,423   $    (122)        (3)%
Occupancy...........................................       883        857          26          3%
Professional fees...................................       670        338         332         98%
Retirement plan expense.............................       358         17         341      2,006%
Loan origination costs..............................       426        369          57         15%
Advertising and promotion...........................       364        209         155         74%
Furniture and equipment.............................       206        385        (179)       (46)%
Client services.....................................       228        239         (11)        (5)%
Data processing expense.............................       170         26         144        554%
Stationery & supplies...............................       140         83          57         69%
Telephone...........................................        72         85         (13)       (15)%
Other...............................................     1,071      1,279        (208)       (16)%
                                                      ---------  ---------   ---------
Total............................................... $   8,889  $   8,310   $     579          7%
                                                      =========  =========   =========

                                                       Nine Months Ended      Increase (Decrease)
                                                         September 30,         2004 versus 2003
                                                      --------------------   --------------------
(Dollars in thousands)                                  2004       2003       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $  14,477  $  13,664   $     813          6%
Occupancy...........................................     2,813      2,511         302         12%
Professional fees...................................     1,986      1,028         958         93%
Retirement plan expense.............................     1,576        528       1,048        198%
Loan origination costs..............................     1,194      1,046         148         14%
Advertising and promotion...........................       862        608         254         42%
Furniture and equipment.............................       698      1,143        (445)       (39)%
Client services.....................................       644        714         (70)       (10)%
Data processing expense.............................       492         71         421        593%
Stationery & supplies...............................       292        246          46         19%
Telephone...........................................       271        235          36         15%
Other...............................................     3,212      3,502        (290)        (8)%
                                                      ---------  ---------   ---------
Total............................................... $  28,517  $  25,296   $   3,221         13%
                                                      =========  =========   =========

The following table indicates the percentage of noninterest expense in each category:

                                                        For The Three Months Ended September 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2004     of Total      2003     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,301         48% $   4,423         53%
Occupancy...........................................       883         10%       857         10%
Professional fees...................................       670          7%       338          4%
Retirement plan expense.............................       358          4%        17          0%
Loan origination costs..............................       426          5%       369          4%
Advertising and promotion...........................       364          4%       209          3%
Furniture and equipment.............................       206          2%       385          5%
Client services.....................................       228          3%       239          3%
Data processing expense.............................       170          2%        26          0%
Telephone...........................................        72          1%        85          1%
Stationery & supplies...............................       140          2%        83          1%
Other...............................................     1,071         12%     1,279         16%
                                                      ---------  ---------   ---------  ---------
Total............................................... $   8,889        100% $   8,310        100%
                                                      =========  =========   =========  =========

                                                        For The Nine Months Ended September 30,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2004     of Total      2003     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $  14,477         51% $  13,664         54%
Occupancy...........................................     2,813         10%     2,511         10%
Professional fees...................................     1,986          7%     1,028          4%
Retirement plan expense.............................     1,576          6%       528          2%
Loan origination costs..............................     1,194          4%     1,046          4%
Advertising and promotion...........................       862          3%       608          2%
Furniture and equipment.............................       698          2%     1,143          5%
Client services.....................................       644          2%       714          3%
Data processing expense.............................       492          2%        71          0%
Telephone...........................................       271          1%       235          1%
Stationery & supplies...............................       292          1%       246          1%
Other...............................................     3,212         11%     3,502         14%
                                                      ---------  ---------   ---------  ---------
Total............................................... $  28,517        100% $  25,296        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three and nine months ended September 30, 2004 were $8,889,000 and $28,517,000, up $579,000 and $3,221,000, or 7% and 13%, from $8,310,000 and $25,296,000 for the same period in the prior year. The efficiency ratio was 65.79% and 74.11% for the three and nine months ended September 30, 2004, compared to 71.33% and 70.02% for the three and nine months ended September 30, 2003.

For the three months ended September 30, 2004, salaries and employee benefits decreased $122,000, or 3%, to $4,301,000, as compared to the same period in the prior year. Salaries and employee benefits increased $813,000, or 6%, to $14,477,000 for the nine months ended September 30, 2004, as compared to the prior year. The increase for the nine months period was primarily related to severance payments of $580,000 incurred as the result of the elimination of 12 full time positions and $521,000 associated with the resignation of the former CEO, partially offset by a decrease of $361,000 in loan officer commissions. Salaries and employee benefits, as a percentage of total noninterest expenses decreased to 48% and 51% from 53% and 54%, respectively, over the comparative three and nine months periods.

For the comparative three month periods, occupancy increased by $26,000, or 3%, to $883,000, and for the nine month periods the increase was $302,000, or 12%, to $2,813,000, primarily as a result of increased rental costs related to the opening of a new branch office in Los Gatos in December 2003, depreciation on leasehold improvements and write-offs associated with the outsourcing of the data processing function. Occupancy costs as a percentage of total noninterest expenses remained fairly constant over the comparative three and nine month periods.

For the comparative three month periods, professional fees increased $332,000, or 98%, to $670,000, and for the nine month periods the increase was $958,000, or 93%, to $1,986,000, primarily due to increased audit and consulting expenses, legal expenses related to the proxy solicitation for the 2004 annual meetings and other corporate governance matters. Professional fees, as a percentage of total noninterest expenses increased to 7% from 4% over the comparative three and nine month periods.

For the comparative three month periods, retirement plan expense increased $341,000, or 2,006%, to $358,000, and for the nine month periods the increase was $1,048,000, or 198%, to $1,576,000, primarily due to the elimination of certain full time positions and the resignation of the former CEO. Retirement plan expense as a percentage of total noninterest expenses increased to 4% and 6% from less than 1% and 2% over the comparative three and nine month periods.

For the comparative three month periods, loan origination costs increased by $57,000, or 15%, to $426,000, and for the nine month periods the increase was $148,000, or 14%, to $1,194,000, primarily due to continued growth in the loan portfolio. Loan origination costs as a percentage of total noninterest expenses increased to 5% from 4% over the comparative three month periods and remained fairly constant over the comparative nine month periods.

For the comparative three month periods, advertising and promotion increased $155,000, or 74%, to $364,000, and for the nine month periods the increase was $254,000, or 42%, to $862,000, primarily due to several new promotions and sponsorships in 2004 as well as expenses associated with the consolidation of the Company's operations under the common brand Heritage Bank of Commerce in the third quarter. Prior to the third quarter of 2004, the Company had operated under 4 different trade names; Heritage Bank of Commerce, Heritage Bank East Bay, Heritage Bank South Valley and Bank of Los Altos. Advertising and promotion as a percentage of total noninterest expenses increased to 4% and 3% from 3% and 2% over the comparative three and nine month periods.

For the comparative three month periods, furniture and equipment decreased by $179,000, or 46%, to $206,000, and for the nine month periods the decrease was $445,000, or 39%, to $698,000, primarily due to the decrease in the level of purchase of small equipment, fewer equipment repairs, and lower depreciation on furniture and equipment in 2004. Furniture and equipment, as a percentage of total noninterest expenses decreased to 2% from 5% over the comparative three and nine month periods.

For the comparative three month periods, client services decreased by $11,000, or 5%, to $228,000 and for the nine month periods decreased by $70,000, or 10%, to $644,000 primarily due to a reduction in the level and pricing for certain of these services such as imprinted check charges, courier and armored car in 2004 compared to the same period in 2003. Client services as a percentage of total noninterest expenses remained fairly constant over the comparative three month periods but decreased to 2% from 3% over the comparative nine month periods.

For the comparative three month periods, data processing expense increased by $144,000, or 554%, to $170,000 and for the nine month periods increased by $421,000, or 593%, to $492,000 primarily due to outsourcing of the core data and item processing functions in the first quarter of 2004. As a result of the outsourcing arrangement, contracted data processing costs are shown as data processing expenses in 2004. When the data processing function was internal, prior to the first quarter of 2004, staffing and depreciation costs, the two major expenses associated with this function, were included in salaries and employee benefits and furniture and equipment expense, respectively. The Company estimates that the outsourcing of core data and item processing has reduced costs by an approximate pre-tax amount of $50,000 per quarter, beginning with the second quarter of 2004.

For the comparative three month periods, stationery and supplies increased by $57,000, or 69%, to $140,000, and for the nine month periods the increase was $46,000, or 19%, to $292,000. Stationery and supply costs increased in the third quarter of 2004 as a result of the consolidation of the Company's operations under the common brand Heritage Bank of Commerce. Stationery and supplies as a percentage of total noninterest expenses increased to 2% from 1% over the comparative three month periods, but remained fairly constant over the comparative nine month periods.

For the comparative three month periods, telephone expense decreased by $13,000, or 15%, to $72,000, but for the nine month periods increased by $36,000, or 15%, to $271,000. Telephone expense as a percentage of total noninterest expenses remained fairly constant over the comparative three and nine month periods.

For the comparative three month period, other noninterest expenses decreased $209,000, or 16%, to $1,071,000, and for the nine month periods the decrease was $290,000, or 8%, to $3,212,000 primarily due to the amendment of an equipment lease agreement resulting in a change in the classification from equipment under operating leases to a direct financing lease arrangement, which the amortization of the equipment was previously reported in other noninterest expense. Other noninterest expenses as a percentage of total noninterest expenses decrease to 12% and 11% from 16% and 14%, respectively, over the comparative three and nine months periods.

Income Taxes

The provision for income taxes for the three and nine months ended September 30, 2004 was $1,135,000 and $2,465,000, as compared to $800,000 and $2,590,000 for the same periods in the prior year. The following table shows the effective income tax rate for each period indicated.

                                                       Three Months Ended     Nine Months Ended
                                                          September 30,          September 30,
                                                      --------------------   --------------------
                                                        2004       2003        2004       2003
                                                      ---------  ---------   ---------  ---------
Effective income tax rate...........................     28.21%    29.20%     30.21%    31.09%

The difference in the effective tax rate compared to the statutory tax rate of 42% is primarily the result of the Company's investment in Company Owned Life Insurance policies whose earnings are not subject to taxes, low income housing tax credits and investments in municipal securities.

FINANCIAL CONDITION

Total assets increased $79,131,000, or 8%, to $1,082,332,000 at September 30, 2004, from $1,003,201,000 at December 31, 2003, and increased $97,612,000, or 10%, from $984,720,000 at September 30, 2003. Total securities available-for-sale increased $75,010,000, or 49%, to $228,483,000 at September 30, 2004, from $153,473,000 at December 31, 2003, and increased $56,473,000, or 33%, from $172,010,000 at September 30, 2003. Total loan portfolio increased $61,527,000, or 9%, to $727,615,000 at September 30, 2004, from $666,088,000 at December 31, 2003, and increased $85,435,000, or 13%, from $642,180,000 at September 30, 2003. Total deposits increased $67,246,000, or 8%, to $902,656,000 at September 30, 2004, from $835,410,000 at December 31, 2003, and increased $66,709,000, or 8%, from $835,947,000 at September 30, 2003. Other borrowings increased $4,200,000, or 10%, to $47,800,000 at September 30, 2004, from $43,600,000 at December 31, 2003, and increased $19,200,000, or 67%, from $28,600,000 at September 30, 2003.

Securities Portfolio

The following table sets forth the estimated fair value of investment securities at the dates indicated:

                                                      September 30,
                                                 ----------------------  December 31,
(Dollars in thousands)                              2004        2003        2003
-----------------------------------------------  ----------  ----------  -----------
Securities available-for-sale (at fair value)
U.S. Treasury.................................. $    5,964  $    8,564  $     7,015
U.S. Government Agencies.......................     91,041      46,797       36,115
Mortgage-Backed Securities.....................    102,511      74,741       79,615
Municipals.....................................      9,250      16,748       15,704
Mutual Funds...................................         --      10,036           --
CMOs...........................................     19,717      15,124       15,024
                                                 ----------  ----------  -----------
Total securities available-for-sale............ $  228,483  $  172,010  $   153,473
                                                 ==========  ==========  ===========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at September 30, 2004:

                                                                     September 30, 2004
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year   Within Five Years Within Ten Years  After Ten Years     Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
(Dollars in thousands)            Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
                                 -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
U.S. Treasury.................. $     --     -- % $  5,964   1.67% $     --     -- % $     --     -- % $   5,964   1.67%
U.S. Government Agencies.......    5,589   1.75%   85,452   2.35%       --     -- %       --     -- %    91,041   2.31%
Mortgage-Backed Securities.....       --     -- %      238   5.06%   11,905   3.85%   90,368   3.96%   102,511   3.95%
Municipals -  Nontaxable.......      458   4.71%    8,792   2.30%       --     -- %       --     -- %     9,250   2.42%
CMOs...........................       --     -- %       --     -- %       --     -- %   19,717   3.07%    19,717   3.07%
                                 --------          --------          --------          --------          ---------
Total available-for-sale....... $  6,047   1.97% $100,446   2.31% $ 11,905   3.85% $110,085   3.80% $ 228,483   3.10%
                                 ========          ========          ========          ========          =========
Note:	Yield on non-taxable municipal securities are not presented on a fully tax equivalent basis.

Loans

Total loans increased $61,527,000, or 9%, to $727,615,000 as of September 30, 2004, from $666,088,000 as of December 31, 2003, and increased $85,435,000, or 13%, from $642,180,000, as of September 30, 2003.

For the three and nine months ended September 30, 2004, $24,189,000 and $57,936,000 in loans guaranteed by the U.S. Small Business Administration (SBA) were generated and held for sale, and $16,895,000 and $42,921,000 of SBA loans held for sale were sold into the secondary market. Gain on sale of SBA loans was $920,000 and $2,285,000, respectively, for the three and nine months ended September 30, 2004, compared to $561,000 and $1,705,000, respectively, for the three and nine months ended September 30, 2003.

At September 30, 2004 and December 31, 2003, the Company serviced SBA loans of approximately $143,269,000 and $117,770,000, respectively, which it had sold into the secondary market. At September 30, 2004 and December 31, 2003, the carrying amount of the servicing assets was $2,221,000 and $1,876,000, respectively. There was no valuation allowance as of September 30, 2004 or December 31, 2003. The carrying amount of Interest-Only (I/O) strip receivable at September 30, 2004 and December 31, 2003 was $3,854,000, net of unrealized gain of $1,471,000, and $2,803,000, net of unrealized gain of $925,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans was $616,000 and $1,682,000 for the three and nine months ended September 30, 2004, compared to $463,000 and $1,339,000 for the same periods in 2003. Amortization of the related assets was $393,000 and $1,138,000, for the three and nine months ended September 30, 2004, compared to $332,000 and $978,000 for the same periods in 2003. HBC is a preferred lender with the SBA, which allows the Company to grant certain SBA loans without the prior approval of the SBA.

The following table summarizes the composition of the Company's loan portfolio at the dates indicated:

                                     September 30,   % of     September 30,   % of     December 31,    % of
(Dollars in thousands)                   2004        Total        2003        Total        2003        Total
-----------------------------------  -------------  -------   -------------  -------   -------------  -------
Commercial......................... $     314,007       43% $     268,607       42% $     281,561       42%
Real estate - mortgage.............       301,249       41%       252,664       39%       276,908       42%
Real estate - land and construction       106,303       15%       117,441       18%       101,082       15%
Direct financing lease...............       3,538        1%             0        0%         3,931        1%
Consumer...........................         2,051        0%         2,487        1%         1,743        0%
                                     -------------  -------   -------------  -------   -------------  -------
     Total loans...................       727,148      100%       641,199      100%       665,225      100%
                                                    =======                  =======                  =======
Deferred loan costs................           467                      981                      863
Allowance for loan losses..........       (13,381)                 (13,039)                 (13,451)
                                     -------------            -------------            -------------
Loans, net......................... $     714,234            $     629,141            $     652,637
                                     =============            =============            =============

The loan portfolio is primarily composed of commercial loans to companies principally engaged in manufacturing, wholesale, and service businesses and real estate lending, with the balance in direct equipment finance leases and consumer loans. As of September 30, 2004, real estate mortgage loans consists of loans secured by commercial property of $246,231,000, loans secured by first mortgages on 1 - 4 family residential properties of $2,260,000, and home equity lines of credit secured by junior deeds of trust on 1 - 4 family residential properties of $52,758,000. Although construction loans outstanding are down from September 30, 2003, unfunded construction loan commitments have increased to $75 million from $56 million, reflecting increased activity in this segment of the loan portfolio from September 30, 2003. Properties securing the real estate mortgage loans are primarily located in the Company's trade area. While no specific industry concentration is considered significant, the Company's lending operations are dependent on the technology and real estate industries and their supporting companies. The Company's borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

The following table sets forth the maturity distribution of the Company's loans at September 30, 2004:

                                                       Over One
                                           Due in      Year But
                                          One Year    Less Than        Over
(Dollars in thousands)                    or Less     Five Years    Five Years    Total
-------------------------------------    ----------   ----------    ----------  ----------
Commercial...........................  $   297,557  $    10,705   $     5,745  $  314,007
Real estate - mortgage...............      199,851       53,761        47,637     301,249
Real estate - land and construction..      106,254           49            --     106,303
Direct financing lease...............          999        2,500            39       3,538
Consumer.............................        1,841          210            --       2,051
                                         ----------   ----------    ----------  ----------
     Total loans.....................  $   606,502  $    67,225   $    53,421  $  727,148
                                         ==========   ==========    ==========  ==========

Loans with variable interest rates...  $   587,425  $    23,079   $       229  $  610,733
Loans with fixed interest rates......       19,077       44,146        53,192     116,415
                                         ----------   ----------    ----------  ----------
     Total loans.....................  $   606,502  $    67,225   $    53,421  $  727,148
                                         ==========   ==========    ==========  ==========

The table above also shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At September 30, 2004, approximately 84% of the Company's loan portfolio consisted of floating interest rate loans.

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

                                                       September 30,
                                                  ----------------------  December 31,
(Dollars in thousands)                               2004        2003        2003
------------------------------------------------  ----------  ----------  -----------
Nonaccrual loans................................ $    1,926  $    6,497  $     3,972
Loans 90 days past due and still accruing.......        711         395          608
Restructured loans..............................         --          --           --
                                                  ----------  ----------  -----------
    Total nonperforming loans...................      2,637       6,892        4,580
Other real estate owned.........................         --         652           --
                                                  ----------  ----------  -----------
    Total nonperforming assets.................. $    2,637  $    7,544  $     4,580
                                                  ==========  ==========  ===========
Nonperforming assets as a percentage of
  period end loans plus other real estate owned.       0.36%      1.17%       0.69%

As of September 30, 2004, the Company had $1,926,000 loans on nonaccrual status, compared to $6,497,000 in the same period of the prior year, which were considered impaired loans. The impaired loans had a related valuation allowance of $238,000 at September 30, 2004 and $1,139,000 at September 30, 2003. The Company had $711,000 loans past due 90 days or more and still accruing interest, no restructured loans and no other real estate owned assets as of September 30, 2004, compared to $395,000 loans past due 90 days or more and still accruing interest, no restructured loans and $652,000 other real estate owned assets as of September 30, 2003. The Company had $3,972,000 loans on nonaccrual status as of December 31, 2003, which were considered impaired loans. The impaired loans had a related valuation allowance of $464,000 at December 31, 2003. The Company had $608,000 loans past due 90 days or more and still accruing interest, no restructured loans and no other real estate owned assets as of December 31, 2003. As of September 30, 2004, the Company had $303,000 foregone interest income on nonaccrual loans. For the three and nine months ended September 30, 2004, the Company recognized zero and $27,000 in interest income for cash payments received on nonaccrual loans. The Company recognized $3,000 interest income for cash payments received on nonaccrual loans for the three and nine months ended September 30, 2003.

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

The following table summarizes the Company's loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                         Nine Months Ended    For the Year
                                           September 30,          Ended
                                        --------------------   December 31,
(Dollars in thousands)                    2004       2003         2003
--------------------------------------  ---------  ---------   -----------
Balance, beginning of period / year... $  13,451  $  13,227   $    13,227
Net charge-offs.......................    (1,870)    (2,688)       (2,676)
Provision for probable loan losses....     1,800      2,500         2,900
                                        ---------  ---------   -----------
Balance, end of period / year......... $  13,381  $  13,039   $    13,451
                                        =========  =========   ===========

Ratios:
Net charge-offs to
   average loans outstanding..........      0.36%     0.55%        0.41%
Allowance for loan losses to average
   loans..............................      1.94%     2.01%        2.07%
Allowance for loan losses to total
   loans..............................      1.84%     2.03%        2.02%
Allowance for loan losses to
   nonperforming assets...............       507%      173%         294%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously though provisions for probable loan losses. The net charge-offs for the nine months ended September 30, 2004 were $1,870,000, compared to $2,688,000 for the nine months ended September 30, 2003. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                         September 30, 2004     September 30, 2003       December 31, 2003
                                        --------------------   ----------------------   --------------------
                                                    Percent                  Percent                Percent
                                                   of ALL by                of ALL by              of ALL by
                                                   category                 category               category
                                                   to total                 to total               to total
                                                   loans by                 loans by               loans by
(Dollars in thousands)                   Amount    category      Amount     category     Amount    category
--------------------------------------  ---------  ---------   -----------  ---------   ---------  ---------
Commercial............................ $   9,452       3.01% $     8,814       3.27% $   9,628       3.42%
Real estate - mortgage................     1,857       0.62%       1,908       0.76%     2,003       0.72%
Real estate - land and construction...     1,436       1.35%       2,259       1.92%     1,714       1.70%
Direct financing lease................       408      11.54%          --         -- %        37       0.99%
Consumer..............................        41       2.00%          58       2.33%        39       2.12%
Unallocated...........................       187         -- %          --         -- %        30         -- %
                                        ---------              -----------              ---------
     Total ........................... $  13,381       1.84% $    13,039       2.03% $  13,451       2.02%
                                        =========              ===========              =========

The decrease in the overall level of the allowance and in the allowance as a percentage of total loans since December 31, 2003 is primarily the result of the activity related to one unsecured commercial loan. As reported in the Form 10-K for the fiscal year ended December 31, 2003, during the first quarter of 2004 the Company identified a $4 million unsecured commercial line of credit with risks that created doubt about full repayment under the original terms of the agreement. The loan was placed on nonaccrual and a specific reserve was established. Subsequent to placement on nonaccrual, the Company was advised that the borrower had filed for bankruptcy protection and $2.0 million was charged-off in the first quarter of 2004. The Company continued to negotiate with the borrower within the framework of the bankruptcy and the remaining $2.0 million of the loan was paid in full during the second quarter of 2004. Other than the loans already classified at September 30, 2004, the Company has not identified any potential problem loans. The increase in the allowance related to direct financing lease is a result of a downgrade of a lease loan from special mention to substandard during September 2004.

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. As of September 30, 2004, nonperforming loans had a related specific valuation allowance of $342,000, compared to $474,000 at December 31, 2003.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes their prior industry experience to determine the loss factor for each category of loan. The formula allowance on September 30, 2004 was $12,852,000, compared to $12,947,000 on December 31, 2003.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of September 30, 2004, the Company's unallocated allowance was $187,000, compared to $30,000 on December 31, 2003. In evaluating the appropriateness of the unallocated allowance, management considered the changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications, changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments, changes in underwriting standards and collection, charge-off, and recovery practices, and changes in the volume and mix of the loan portfolio and in credit concentrations particularly in commercial and real estate land and construction lending. There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the range set forth above.

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

Deposits

Deposits totaled $902,656,000 at September 30, 2004, up 8%, compared to deposits of $835,410,000 and $835,947,000, respectively, at December 31, 2003 and September 30, 2003. Compared to December 31, 2003, noninterest bearing demand deposits increased $52,422,000, or 22%, interest bearing demand deposits increased $10,651,000, or 10%, savings and money market accounts increased $3,118,000, or 1%, total time deposits increased $9,061,000, or 7%, and brokered deposits decreased $8,006,000, or 67%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                         Nine Months Ended      Nine Months Ended        Year Ended
                                        September 30, 2004     September 30, 2003     December 31, 2003
                                       --------------------   --------------------   --------------------
                                                   Average                Average                Average
                                        Average      Rate      Average      Rate      Average      Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid      Balance      Paid
-------------------------------------  ----------  --------   ----------  --------   ----------  --------
Demand, noninterest bearing.......... $  268,749        -- % $  237,396        -- % $  238,467        -- %
Demand, interest bearing.............    110,909      0.44%     94,967      0.55%     96,772      0.51%
Saving and money market..............    352,402      1.03%    310,391      1.20%    318,774      1.16%
Time deposits, under $100............     38,943      1.44%     43,884      1.95%     43,060      1.85%
Time deposits, $100 and over.........     97,962      1.47%    103,135      1.87%    101,406      1.79%
Brokered deposits....................      9,166      4.46%     28,124      4.00%     24,559      4.05%
                                       ----------             ----------             ----------
     Total average deposits.......... $  878,131      0.74% $  817,897      1.00% $  823,038      0.95%
                                       ==========             ==========             ==========

Deposit Concentration and Deposit Volatility

The following table indicates the maturity schedule of the Company's time deposits (including brokered deposits) of $100,000 or more as of September 30, 2004:

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................  $   48,841        45%
Over three months through twelve months....................      49,996        46%
Over twelve months.........................................       9,889         9%
                                                              ----------  --------
       Total...............................................  $  108,726       100%
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

Return on Equity and Assets

The following table indicates the ratios on the annualized return on average assets and average equity and average equity to average assets for each indicated period:

                                        Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                       -------------------- -------------------
                                         2004      2003       2004       2003
                                       --------  --------   --------   --------
Return on average assets...............   1.05%    0.78%     0.73%     0.81%
Return on average equity...............  12.19%    8.80%     8.20%     8.95%
Average equity to average assets ratio.   8.61%    8.84%     8.86%     9.05%

Annualized return on average assets and return on average equity for the quarter ended September 30, 2004 were 1.05% and 12.19%, respectively, compared with returns of 0.78% and 8.80%, respectively, for the same period in 2003. The average equity to average asset ratio for the quarter ended September 30, 2004 was 8.61%, compared to 8.84% for the same period in 2003.

Annualized return on average assets and return on average equity for the nine months ended September 30, 2004 were 0.73% and 8.20%, respectively, compared with returns of 0.81% and 8.95%, respectively, for the same period in 2003. The average equity to average asset ratio for the nine months ended September 30, 2004 was 8.86%, compared to 9.05% for the same period in 2003.

The decrease in return on average assets and return on average equity for the nine months ended September 30, 2004, from 2003 was due to non-recurring expenses of $2.05 million pre-tax for severance, annual meeting and other corporate matters in 2004.

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

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at September 30, 2004, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                                           Due in    Due After
                                                                Within    Three to    One to    Due After     Not
                                                                 Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                                          Months     Months      Years      Years    Sensitive    Total
-------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ----------
Interest earning assets:
  Federal funds sold......................................... $   5,800  $      --  $      --  $      --  $      --  $    5,800
  Interest bearing deposits in other financial Institutions..     1,292         --         --         --         --       1,292
  Securities.................................................        --      6,046    100,446    121,991         --     228,483
  Total loans................................................   540,178     95,574     67,225     53,420         --     756,397
                                                               ---------  ---------  ---------  ---------  ---------  ----------
    Total interest earning assets............................   547,270    101,620    167,671    175,411         --     991,972
                                                               ---------  ---------  ---------  ---------  ---------  ----------
Cash and due from banks......................................        --         --         --         --     46,055      46,055
Other assets.................................................        --     26,072         --         --     18,233      44,305
                                                               ---------  ---------  ---------  ---------  ---------  ----------
    Total assets............................................. $ 547,270  $ 127,692  $ 167,671  $ 175,411  $  64,288  $1,082,332
                                                               =========  =========  =========  =========  =========  ==========

Interest bearing liabilities:
  Demand, interest bearing................................... $ 115,911  $      --  $      --  $      --  $      --  $  115,911
  Savings and money market...................................   349,004         --         --         --         --     349,004
  Time deposits..............................................    62,628     69,520     14,748         --         --     146,896
  Other borrowings...........................................        --     15,100     32,700         --         --      47,800
  Notes payable to subsidiary grantor trusts.................     9,279         --         --     14,423         --      23,702
                                                               ---------  ---------  ---------  ---------  ---------  ----------
    Total interest bearing liabilities.......................   536,822     84,620     47,448     14,423         --     683,313
                                                               ---------  ---------  ---------  ---------  ---------  ----------
Noninterest demand deposits..................................    79,533         --         --         --    211,312     290,845
Accrual interest payable and other liabilities...............        --         --         --         --     11,539      11,539
Shareholders' equity.........................................        --         --         --         --     96,635      96,635
                                                               ---------  ---------  ---------  ---------  ---------  ----------
    Total liabilities and shareholders' equity............... $ 616,355  $  84,620  $  47,448  $  14,423  $ 319,486  $1,082,332
                                                               =========  =========  =========  =========  =========  ==========

Interest rate sensitivity GAP................................ $ (69,085) $  43,072  $ 120,223  $ 160,988  $(255,198) $       --
                                                               =========  =========  =========  =========  =========  ==========

Cumulative interest rate sensitivity GAP..................... $ (69,085) $ (26,013) $  94,210  $ 255,198  $      --  $       --
Cumulative interest rate sensitivity GAP ratio...............     (6.38)%    (2.40)%     8.70%    23.58%       -- %        -- %

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

Liquidity and Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At September 30, 2004, the Company's primary liquidity ratio was 16.06%. The liquidity ratio comprised of $106,492,000 of investment securities available-for-sale with maturities (or probable calls) of up to five years, Federal funds sold of $5,800,000, and $46,055,000 in cash and due from banks less $15,907,000 of securities that were pledged to secure public and certain other deposits as required by law and contract, as a percentage of total unsecured deposits of $886,749,000. The Company has lines of credit of approximately $139,706,000 available from the Federal Home Loan Bank and correspondent banks to meet short-term liquidity needs. There were no balances outstanding on these lines of credit at September 30, 2004 and 2003.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                         September 30,
                                   -----------------------    December 31,
(Dollars in thousands)                2004         2003          2003
---------------------------------  ----------   ----------    -----------
Capital components:
   Tier 1 Capital................ $  117,686  $   108,764  $     110,891
   Tier 2 Capital................     11,295       10,286         10,403
                                   ----------   ----------    -----------
     Total risk-based capital.... $  128,981  $   119,050  $     121,294
                                   ==========   ==========    ===========

Risk-weighted assets............. $  902,687  $   820,875  $     830,537
Average assets................... $1,098,123  $   989,285  $     992,608
                                                                             Minimum
                                                                           Regulatory
                                                                           Requirements
                                                                           -----------
Capital ratios:
  Total risk-based capital.......       14.3%       14.5%         14.6%        8.0%
  Tier 1 risk-based capital......       13.0%       13.3%         13.4%        4.0%
  Leverage ratio (1).............       10.7%       11.0%         11.2%        4.0%
(1)	Tier 1 capital divided by average assets (excluding goodwill).

At September 30, 2004 and 2003, and December 31, 2003, the Company's capital met all minimum regulatory requirements. As of September 30, 2004, management believes that HBC was considered "Well Capitalized" under the Prompt Corrective Action Provisions.

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

Part II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

As of September 30, 2004, repurchases of equity securities are presented in the table below:

                                                      Total Number of      Approximate Dollar
                        Total Number                  Shares Purchased     Value of Shares That
                         of Shares     Price Paid     as Part of Publicly  May Yet Be Purchased
Settlement Date          Purchased     Per Shares      Announced Plans       Under the Plans
----------------------  ------------   -----------    -----------------    ------------------
June 10, 2004.........        5,664   $     14.29                5,664   $         9,919,061
June 14, 2004.........        1,100   $     14.30                1,100   $         9,903,331
June 15, 2004.........       40,000   $     14.62               40,000   $         9,318,531
June 17, 2004.........        4,325   $     14.40                4,325   $         9,256,251
June 18, 2004.........          900   $     14.40                  900   $         9,243,291
June 21, 2004.........        5,300   $     14.48                5,300   $         9,166,547
June 22, 2004.........       23,000   $     14.90               23,000   $         8,823,847
June 23, 2004.........        5,300   $     14.51                5,300   $         8,746,944
June 24, 2004.........        6,800   $     14.48                6,800   $         8,648,480
June 25, 2004.........       20,000   $     14.40               20,000   $         8,360,480
June 28, 2004.........        6,800   $     14.31                6,800   $         8,263,172
June 29, 2004.........        6,800   $     14.50                6,800   $         8,164,572
June 30, 2004.........        6,800   $     14.51                6,800   $         8,065,904
August 23, 2004.......       20,000   $     14.68               20,000   $         7,772,304
August 24, 2004.......        2,800   $     14.67                2,800   $         7,731,228
August 25, 2004.......        2,800   $     14.73                2,800   $         7,689,984
August 26, 2004.......        2,900   $     14.87                2,900   $         7,646,861
August 27, 2004.......        1,600   $     14.85                1,600   $         7,623,101
August 31, 2004.......        7,550   $     14.90                7,550   $         7,510,606
September 1, 2004.....        2,900   $     15.00                2,900   $         7,467,106
September 2, 2004.....        3,189   $     15.00                3,189   $         7,419,271
                        ------------                  -----------------
Total.................      176,528                            176,528
                        ============                  =================

ITEM 5. OTHER INFORMATION

Report on Form 8-K

The Registrant furnished a Current Report on Form 8-K dated July 20, 2004 under item 7 and item 12 to report its second quarter ended June 30, 2004 financial results, and condensed consolidated financial information.

ITEM 6. EXHIBITS

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

Heritage Commerce Corp (Registrant)

November 8, 2004 Date	/s/ William Del Biaggio, Jr. William Del Biaggio, Jr. Interim Chief Executive Officer

November 8, 2004 Date	/s/ Lawrence D. McGovern Lawrence D. McGovern Chief Financial Officer