Form 10-K
period 2004-12-31
HERITAGE COMMERCE CORP
filed 2005-03-31
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
(Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [     ]

      Indicate by check mark whether the Rigistrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]     No [     ]

      The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock as of June 30, 2004 ($14.58 per share), as reported on the Nasdaq National Market System, was approximately $149.5 million.

      As of March 16, 2005, there were 11,780,425 shares of the Registrant's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED	PARTS OF FORM 10-K INTO WHICH INCORPORATED
Definitive proxy statement for the Company's 2005 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year ended December 31, 2004.	Part III

HERITAGE COMMERCE CORP

INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2004

PART I

ITEM 1 - BUSINESS

Discussions of certain matters in this Report on Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", "assume," "plan," "predict," "forecast" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, the occurrence of events such as the terrorist acts of September 11, 2001, and other risks. All of the Company's operations and most of its customers are located in California. In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

Heritage Commerce Corp (the "Company") is registered with the Board of Governors of the Federal Reserve System ("FRB") as a Bank Holding Company under the Bank Holding Company Act ("BHCA"). The Company was organized in 1997 to be the holding company for Heritage Bank of Commerce ("HBC"). In 1998 the Company also became the holding company for Heritage Bank East Bay ("HBEB"); in January 2000 the Company became the holding company for Heritage Bank South Valley ("HBSV"); and in October 2000 the Company became the holding company for Bank of Los Altos ("BLA"). On January 1, 2003, HBEB, HBSV, and BLA were merged into HBC. The former HBEB, HBSV, and BLA now operate as branch offices of HBC and continue to serve their local markets.

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

On February 19, 2004, HBC opened a new Small Business Administration (SBA) loan production office in Irvine. The Irvine office is HBC's ninth SBA loan production office.

General Banking Services

The Company's customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in Santa Clara, Alameda, and Contra Costa counties. Businesses served include manufacturers, distributors, contractors, professional corporations/partnerships, and service businesses. The Company had approximately 15,000 deposit accounts at December 31, 2004.

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

The main and executive offices of the Company and the offices of HBC, are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, 3077 Stevenson Boulevard in Fremont, California 94538, 310 Hartz Road in Danville, California 94526, 18625 Sutter Boulevard in Morgan Hill, California 95037, 737 First Street in Gilroy, California 95020, 4546 El Camino Real in Los Altos, California 94022, 369 South San Antonio Road in Los Altos, California 94022, and at 175 East El Camino Real in Mountain View, California 94040. See Item 2 -"PROPERTIES." The Company's primary market area is Santa Clara, Alameda, and Contra Costa counties. The Company serves a secondary market consisting of the South Bay portion of the San Francisco Bay area and portions of other counties contiguous to its primary market area.

Recent management changes

On March 17, 2004, Phillip R. Boyce resigned as a Director of Heritage Commerce Corp and Heritage Bank of Commerce for personal reasons.

On May 4, 2004, Brad L. Smith resigned as Chief Executive Officer (CEO) and Director of Heritage Commerce Corp and CEO of Heritage Bank of Commerce. William Del Biaggio, Jr., the Chairman of the Board of Directors of Heritage Commerce Corp, was appointed interim CEO.

On June 14, 2004, Ranson W. Webster was appointed to Heritage Commerce Corp's Board of Directors.

On October 4, 2004, Jack W. Conner and Robert Moles joined Heritage Commerce Corp's Board of Directors.

On November 16, 2004, Executive Vice President and Chief Information Officer Phil Griffin left the Company.

On March 7, 2005, John F. McGrath resigned as President of Heritage Bank of Commerce.

On March 17, 2005, Roy E. Lave resigned from the Board of Directors.

On March 18, 2005, Walt Kaczmarek was named President, Chief Executive Officer and a member of the Board of Directors of Heritage Bank of Commerce and Heritage Commerce Corp.

On March 24, 2005, Anneke Dury and Kirk Rossmann resigned from the Board of Directors.

On March 24, 2005, Richard L. Conniff resigned from the Board of Directors, but he continues as the Company's Chief Operating Officer.

The resignations of Roy E. Lave, Anneke Dury, Kirk Rossmann, and Richard L. Conniff were in connection with the Board decision to reduce its size to 11 persons.

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

"Source Of Strength" Policy

According to FRB policy, bank holding companies are expected to act as a source of financial and managerial strength to each subsidiary bank and to commit resources to support each such subsidiary.

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

The following table presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2004:

December 31, 2004
	Actual		For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
Total risk-based capital/risk-weighted assets Tier 1 capital/risk-weighted assets Tier 1 capital / average assets	$132,685,000$121,096,000$121,096,000	14.3% 13.0% 10.9%	$74,248,000 $37,260,000 $44,439,000	(greater than or equal to) 8.0% (greater than or equal to) 4.0% (greater than or equal to) 4.0%

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

(1) Tangible equity to total assets less than 2.0%

As of December 31, 2004, management believes the Company's capital met all minimum regulatory requirements and that the Company's subsidiary Bank was considered "well capitalized" under the regulatory framework for prompt corrective action.

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

At December 31, 2004, HBC's assessment rates were all equivalent to that of a well capitalized, Group A institution.

Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), at January 1, 1997, HBC began paying, in addition to their normal deposit insurance premium as a member of the BIF, an assessment that is used toward the retirement of the Financing Corporation bonds ("FICO Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Savings Association Insurance Fund ("SAIF"), also pay an assessment, which generally has been calculated at a higher rate than the assessment paid by banks. Under the Paperwork Reduction Act, the FDIC is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the FICO Bonds became equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. However, as of January 1, 2005, there were still financial institutions chartered as savings associations.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the "Act") implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board that enforces auditing, quality control and independence standards and is funded by fees from all publicly traded companies, the Act places certain restrictions on the scope of services that are provided by accounting firms to their public company audit clients. All services being provided to a public company audit client require preapproval by the company's audit committee. In addition, the Act makes certain changes to the requirements for partner rotation after a period of time. The Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement. In addition, under the Act, counsel is required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Under the Act, longer prison terms apply to corporate executives who violate federal securities laws; the period during which certain types of suits can be brought against a company or its officers is extended; and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities generally within two business days of the change.

The Act also increases responsibilities and codifies certain requirements relating to audit committees of public companies and how they interact with the Company's "registered public accounting firm." Audit Committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is an "audit committee financial expert" (as defined by the SEC) and if not, why not. A company's registered public accounting firm is prohibited from performing audit services for a company if the company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions had been employed by the auditor and participated in the Company's audit during the year preceding the audit initiation date. The Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statements materially misleading. The Act also requires the SEC to prescribe rules requiring inclusion of any internal control report and assessment by management in the annual report to shareholders. The Act requires the company's registered public accounting firm that issues the audit report to attest to and report on management's assessment of the company's internal controls.

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

EMPLOYEES

At December 31, 2004, the Company had 198 full-time employees. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

RISK FACTORS

In addition to the information on the financial condition of the Company contained in this report, the following risks may affect the Company. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Changes in market interest rates may adversely affect the Company's performance

The Company's earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the prepayment characteristics of loans sold to the secondary market, the rates received on loans and securities and rates paid on deposits and securities and borrowings. The Board of Governors of the Federal Reserve System increased short-term interest rates 125 basis points during 2004 and 50 basis points through March 30, 2005. Any further increases will continue to have a positive effect on the Company's net interest margin and net interest income.

Business focus and economic and competitive conditions in the San Francisco Bay Area could adversely affect the Company's operations

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

ITEM 2 - PROPERTIES

The main and executive offices of the Company and HBC are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 3077 Stevenson Boulevard in Fremont, California 94538, at 310 Hartz Road in Danville, California 94526, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 737 First Street in Gilroy, California 95020, at 4546 El Camino Real in Los Altos, California 94022, at 369 S. San Antonio Road in Los Altos, California 94022, and at 175 E. El Camino Real in Mountain View, California 94040.

Bank Branchs

The main offices of Heritage Bank of Commerce are located at 150 Almaden Boulevard in San Jose, California in a fifteen-story Class-A type office building. The primary operating area, which consists of approximately 13,511 square feet, was subleased from a non-affiliated third party under a non-cancelable operating lease dated February 12, 1996. The current monthly rent payment for this space is $25,535 and is subject to change in 2006 based on fair rental value at that time. The sublease expires on February 28, 2010; however, the Company has reserved the right to terminate the sublease in 2006, subject to the terms and conditions established for early termination.

In January of 1997, the Company leased approximately 1,255 square feet of office space (referred to as the "Kiosk") located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment for this space is $3,328 and is subject to annual increases of 3% until the lease expires on February 28, 2010.

In August of 1997, the Company subleased approximately 2,175 square feet of office space located on the second floor at 150 Almaden Boulevard in San Jose, California. The current monthly rent payment for this space is $4,785 and is subject to change in 2006 based on fair rental value at that time. The sublease expires on February 28, 2010; however, the Company has reserved the right to terminate the sublease in 2006, subject to the terms and conditions established for early termination.

In April of 2000, the Company leased approximately 12,824 square feet of office space located on the third floor at 150 Almaden Boulevard in San Jose, California. The current monthly rent payment for this space is $47,630 and is subject to annual increases of 3% until the lease expires on February 28, 2010.

In May of 2002, the Company subleased approximately 6,731 square feet of office space located on the second floor at 150 Almaden Boulevard in San Jose, California. The current monthly rent payment for this space is $14,808 and is subject to change in 2006 based fair rental value at that time. The sublease expires on February 28, 2010; however, the Company has reserved the right to terminate the sublease in 2006, subject to the terms and conditions established for early termination.

In December of 2003, the Company leased approximately 1,920 square feet of office space located at 15575 Los Gatos Boulevard in Los Gatos, California. The currently monthly rent payment for this space is $4,647 and is subject to annual increases of 3% until the lease expires on November 30, 2008.

In November of 1997, the Company leased approximately 6,590 square feet of space for a branch office in a stand alone office building located at 3077 Stevenson Boulevard in Fremont, California. The current monthly rent payment for this space is $17,002 and is subject to annual increases of 4% until the lease expires on January 31, 2008. The Company has reserved the right to extend the term of the lease for (2) two additional periods of (5) five years each.

In September of 1999, the Company subleased an additional 2,700 square feet of space for a branch office in a one-story multi-tenant building located at 310 Hartz Avenue in Danville, California. The current monthly rent payment for this space is $8,547 and is subject to annual increases of 4% until the lease expires on December 31, 2007.

In March of 1999, the Company leased approximately 7,260 square feet of space for a branch office in a one-story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment for this space is $11,676 and is subject to adjustment every 36 months, based on the Consumer Price Index of the Labor of Statistics as defined in the lease agreement, until the lease expires on October 31, 2014.

In January of 2001, the Company leased an additional 2,200 square feet of space for a branch office in a one-story multi-tenant shopping center located at 737 First Street in Gilroy, California. The current monthly rent payment for this space is $3,406 and is subject to change annually based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on February 28, 2006; however, the Company has reserved the right to extend the term of the lease for (1) one additional period of (5) five years.

In February of 1995, the Company leased approximately 7,889 square feet of space for a branch office in a two-story multi-tenant shopping center located at 4546 El Camino Real in Los Altos, California. In October of 2001, the lease was amended to return 795 square feet to the Landlord, leaving 7,094 square feet remaining under the lease. The current monthly rent payment for this space is $14,290 and is subject to annual increases, based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement, until the lease expires on April 30, 2005.

In January of 1998, the Company leased an additional 4,840 square feet of space for a branch office in a multi-tenant shopping center located at 175 E. El Camino Real in Mountain View, California. The current monthly rent payment for this space is $12,774 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on May 30, 2008; however, the Company has reserved the right to extend the term of the lease for (2) two additional periods of (5) five years each.

In September of 1998, the Company leased an additional 3,471 square feet of space for a branch office in a one-story stand-alone office building located at 369 S. San Antonio Road in Los Altos, California. The current monthly rent payment for this space is $15,371 and is subject to annual increases of 4% until the lease expires on September 30, 2008. The Company has reserved the right to extend the term of the lease for (2) two additional periods of (5) five years each.

Loan Production Offices

In August of 2000, the Company leased space for a loan production office located at 740 Front Street in Santa Cruz, California 95060. The lease covers approximately 2,176 square feet of office space and expires on July 31, 2005. The current monthly rent payment for this space is $4,538 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement.

In February of 2004, the Company leased space for a loan production office located at 19200 Von Karman Avenue, in Irvine, California 92612. The lease covers approximately 144 square feet of office space and expires on January 31, 2006. The current monthly rent payment for this space is $875.

In March of 2004, the Company renewed its lease for a loan production office located at 23 E. Beach Street in Watsonville, California 95076. The lease covers approximately 287 square feet of office space and expires on March 31, 2005. The current monthly rent payment for this space is $330.

In March of 2004, the Company leased space for a loan production office located at 264 Clovis Avenue in Clovis, California 93612. The lease covers approximately 140 square feet of office space and expires on March 31, 2005. The current monthly rent payment for this space is $500.

In June of 2004, the Company leased space for a loan production office located at 3120 Cohasset Road in Chico, California 95973. The lease covers approximately 220 square feet of office space and expires on May 31, 2005. The current monthly rent payment for this space is $169. The Company has reserved the right to extend the term of the lease for (2) two additional periods of (1) one year each.

In July of 2004, the Company renewed its leases for (2) loan production offices located at 450 North Brand Boulevard in Glendale, California 91203. Each office is leased under a separate lease agreement, each consisting of approximately 132 square feet of office space. Both leases expire on June 30, 2005; however, the Company has reserved the right to extend each lease for multiple additional periods of (1) one year each. The current monthly rent payment for each office is $1,563.

In December of 2004, the Company renewed its lease for a loan production office located at 8788 Elk Grove Boulevard in Elk Grove, California 95624. The lease consists of approximately 224 square feet of office space and expires on December 1, 2005; however, the Company has reserved the right to extend the term of the lease for a single additional period of (1) one year. The current monthly rent payment for this space is $612.

For additional information on operating leases and rent expense, refer to Note 10 to the Consolidated Financial Statements following "Item 15 - Exhibits and Financial Statement Schedules".

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

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

As of December 31, 2004, the Company has repurchased 263,728 shares at an average price of $15.98. Shares were purchased on the open market using available cash.

Repurchases of equity securities during the three months period ended December 31, 2004 are presented in the table below:

                                                           Total Number of      Approximate Dollar
                                  Total Number             Shares Purchased     Value of Shares That
                                  of Shares   Price Paid   as Part of Publicly  May Yet Be Purchased
Settlement Date                   Purchased   Per Shares   Announced Plans        Under the Plans
-------------------------------   ----------  ---------    ----------------     ------------------
November 8, 2004................      1,900  $   17.66               1,900    $         7,385,717
November 9, 2004................      2,900  $   17.80               2,900    $         7,334,097
November 10, 2004...............      1,900  $   17.70               1,900    $         7,300,467
November 15, 2004...............      2,900  $   17.70               2,900    $         7,249,137
November 16, 2004...............      1,500  $   17.71               1,500    $         7,222,572
November 16, 2004...............      1,000  $   17.75               1,000    $         7,204,822
November 17, 2004...............      2,800  $   17.98               2,800    $         7,154,478
November 18, 2004...............      1,000  $   17.87               1,000    $         7,136,608
November 19, 2004...............      1,000  $   17.90               1,000    $         7,118,708
November 22, 2004...............      3,300  $   18.07               3,300    $         7,059,077
November 23, 2004...............      3,800  $   18.41               3,800    $         6,989,119
November 24, 2004...............      1,000  $   18.49               1,000    $         6,970,629
November 26, 2004...............      3,000  $   18.83               3,000    $         6,914,139
November 29, 2004...............      4,200  $   18.90               4,200    $         6,834,759
December 2, 2004................     11,700  $   19.17              11,700    $         6,610,470
December 3, 2004................      4,200  $   19.37               4,200    $         6,529,116
December 6, 2004................      4,300  $   19.51               4,300    $         6,445,223
December 7, 2004................      4,500  $   19.44               4,500    $         6,357,743
December 8, 2004................      4,700  $   19.48               4,700    $         6,266,187
December 10, 2004...............      4,800  $   19.00               4,800    $         6,174,987
December 13, 2004...............      4,700  $   18.65               4,700    $         6,087,332
December 14, 2004...............      4,800  $   18.55               4,800    $         5,998,292
December 15, 2004...............      2,000  $   18.83               2,000    $         5,960,632
December 16, 2004...............      4,800  $   18.78               4,800    $         5,870,488
December 17, 2004...............      4,500  $   18.78               4,500    $         5,785,978
                                  ----------               ----------------
Total...........................     87,200                         87,200
                                  ==========               ================

The Company's Common Stock is listed on the Nasdaq National Market under the symbol "HTBK." BrokerageAmerica, LLC, Citigroup Global Markets Holdings Inc., FIG Partners, LLC, FTN Midwest Research Securities Corp., Hill Thompson Magid, L.P., Hoefer & Arnett Incorporated, Keefe, Bruyette & Woods, Inc., Knight Equity Markets, L.P., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley & Company, Inc., RBC Dain Rauscher Inc., Sandler O'Neill & Partners, LP, Schwab Capital Markets L.P., Shemano Group, Inc. and Susquehanna Capital Group have acted as market makers for the Common Stock. These market makers have committed to make a market for the Company's Common Stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the Common Stock at any time in the future.

The information in the following table for 2004 and 2003 indicates the high and low closing prices for the Common Stock, based upon information provided by the Nasdaq Stock Market.

Quarter	High	Low
Year ended December 31, 2004:
Fourth quarter	$ 19.56	$ 16.20
Third quarter	$ 16.50	$ 14.27
Second quarter	$ 15.00	$ 12.74
First quarter	$ 13.00	$ 12.12
Year ended December 31, 2003:
Fourth quarter	$ 12.63	$ 11.21
Third quarter	$ 12.53	$ 10.51
Second quarter	$ 12.05	$ 9.11
First quarter	$ 9.30	$ 8.56

As of March 16, 2005, there were approximately 1,200 holders of record of Common Stock. There are no other classes of common equity outstanding.

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

MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

To enhance regulatory capital and to provide liquidity the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.875% subordinated debentures due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.60% subordinated debentures due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. Under applicable regulatory guidelines, the Trust Preferred securities currently qualify as Tier I capital. These subsidiary trusts are not consolidated in the Company's consolidated financial statements and the subordinated debt payable to subsidiary grantor trusts is recorded as debt of the Company to the related trusts. See "Footnote 7 to the Consolidated Financial Statements following "Item 15 - Exhibits and Financial Statement Schedules".

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R was effective for all VIE's created after January 31, 2003 in the reporting period ending after March 15, 2004, and became effective for VIE's that existed before February 1, 2003 for the first period ending after December 15, 2003. Under FIN 46R, the Company's subsidiaries, which issued mandatorily redeemable trust preferred securities, were required to be deconsolidated. The Company applied the provisions of FIN 46R to the VIE and deconsolidated its assets and liabilities. Deconsolidation of these entities resulted in total assets and total liabilities increasing by $702,000 and did not have any impact on the Company's results of operations. The adoption of FIN 46R did not have any other material impact on the Company's financial position or result of operations.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

SELECTED FINANCIAL DATA

                                                                        AT AND FOR YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                                                      As Restated (7)
(Dollars in thousands, except per share                              --------------------------------------------------
amounts and ratios)                                        2004         2003         2002         2001         2000
------------------------------------------------------  -----------  -----------  -----------  -----------  -----------
INCOME STATEMENT DATA:
  Interest income..................................... $    52,417  $    48,096  $    52,756  $    65,005  $    67,921
  Interest expense....................................       9,648       10,003       15,237       24,366       25,101
                                                        -----------  -----------  -----------  -----------  -----------
  Net interest income before provision
     for probable loan losses.........................      42,769       38,093       37,519       40,639       42,820
  Provision for probable loan losses..................         666        2,900        2,663        1,910        3,159
                                                        -----------  -----------  -----------  -----------  -----------
  Net interest income after provision
     for probable loan losses.........................      42,103       35,193       34,856       38,729       39,661
  Noninterest income..................................      10,234       10,429        9,030        6,297        2,877
  Noninterest expenses................................      40,660       34,350       33,248       33,435       34,417
                                                        -----------  -----------  -----------  -----------  -----------
  Income before income taxes..........................      11,677       11,272       10,638       11,591        8,121
  Provision for income taxes..........................       3,199        3,496        3,484        4,374        2,899
                                                        -----------  -----------  -----------  -----------  -----------
  Net income.......................................... $     8,478  $     7,776  $     7,154  $     7,217  $     5,222
                                                        ===========  ===========  ===========  ===========  ===========
PER SHARE DATA:
  Basic net income(1)................................. $      0.73  $      0.69  $      0.65  $      0.66  $      0.49
  Diluted net income(2)............................... $      0.71  $      0.67  $      0.63  $      0.64  $      0.47
  Book value(3)....................................... $      8.45  $      7.86  $      7.30  $      6.60  $      5.98
  Weighted average number of shares
     outstanding - basic..............................  11,559,155   11,221,232   11,063,965   10,960,157   10,607,584
  Weighted average number of shares
     outstanding - diluted............................  11,986,856   11,572,588   11,324,650   11,257,721   11,108,329
  Shares outstanding at period end....................  11,669,837   11,381,037   11,214,414   11,114,967   10,939,124

BALANCE  SHEET  DATA:
  Investment securities............................... $   232,809  $   153,473  $   126,443  $   106,810  $   110,802
  Net loans........................................... $   713,033  $   648,706  $   660,680  $   621,763  $   601,130
  Allowance for probable loan losses.................. $    12,497  $    13,451  $    13,227  $    11,154  $     9,651
  Total assets........................................ $ 1,108,173  $ 1,005,982  $   960,066  $   912,362  $   846,072
  Total deposits...................................... $   918,535  $   835,410  $   841,936  $   807,908  $   738,186
  Other borrowed funds................................ $    47,800  $    43,600  $        --  $        --  $    18,000
  Notes payable to subsidiary grantor trusts.......... $    23,702  $    23,702  $    23,000  $    19,000  $    14,000
  Total shareholders' equity.......................... $    98,579  $    89,485  $    81,862  $    73,341  $    65,450

SELECTED PERFORMANCE RATIOS:
  Return on average assets(4).........................        0.80%       0.81%       0.77%       0.83%       0.67%
  Return on average equity............................        9.04%       9.04%       9.15%      10.20%       8.74%
  Net interest margin.................................        4.40%       4.34%       4.39%       5.00%       5.95%
  Efficiency..........................................       76.71%      70.79%      71.34%      71.24%      75.32%
  Average net loans as a percentage
     of average deposits..............................       77.11%      77.21%      76.49%      76.88%      71.24%
  Average total shareholders' equity as a
     percentage of average total assets...............        8.80%       8.95%       8.41%       8.15%       7.67%

SELECTED ASSET QUALITY RATIOS(5):
  Net loan charge-offs (recoveries)to average loans...       (0.29)%       0.41%       0.09%       0.07%         -- %
  Allowance for loan losses to total loans............        1.72%       2.03%       1.96%       1.76%       1.58%

CAPITAL RATIOS(6):
  Tier 1 risk-based...................................        13.0%       13.3%       12.1%       11.7%       10.4%
  Total risk-based....................................        14.3%       14.5%       13.3%       13.0%       11.7%
  Leverage............................................        10.9%       11.1%       10.7%       10.2%        9.3%

Notes:

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

  Nonperforming assets consist of nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans, foreclosed assets, and other real estate owned (OREO). As of December 31, 2004, the Company had $1,330,000 in nonperforming assets. As of December 31, 2003, the Company had $4,580,000 in nonperforming assets. As of December 31, 2002, the Company had $4,571,000 in nonperforming assets. As of December 31, 2001 and 2000, the Company had no nonperforming assets.

  The Risk-Based and Leverage Capital ratios are defined in Item 1 - "BUSINESS - Supervision And Regulation - Capital Adequacy Guidelines."

  See Note 2 to the consolidated financial statements for description of the restatements.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis gives effect to the restatement in Note 2 to the consolidated financial statements.

Executive Summary

This summary is intended to identify the most important matters on which management focuses when it evaluates the financial condition and performance of the Company. When evaluating financial condition and performance, management looks at certain key metrics and measures. The Company's evaluation includes an analysis including comparisons with peer group financial institutions and with its own performance objectives established in the internal planning process.

The primary activity of the Company is commercial banking. The Company's operations are located entirely in the southern and eastern regions of the general San Francisco Bay area of California. The largest city in this area is San Jose and the Company's market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company's customers are primarily closely held businesses and professionals.

Lending

Loan growth is a key metric used by management to measure market share. Over the previous five years ending December 31, 2004, the Company has continued its growth trend in commercial loans. This growth reflects the Company's focus on closely held businesses and success in penetrating this market even in a period of economic stress. Construction lending has declined since 2000, but with evidence of some improvement in market conditions in 2004. Given the slowdown in construction activity, the Company increased its commercial real estate mortgage activity by focusing on financing properties for customers with whom we already had a primary banking relationship. The majority of the Company's commercial real estate mortgages are located in its primary service area and properties financed are often owner occupied.

Deposits

Growth in deposits is another important metric management uses to measure market share. The Company's depositors are primarily located in its primary market area. Depending on loan demand and other funding requirements, the Company will occasionally obtain deposits from wholesale sources including deposit brokers. During 2002, the Company began to reduce its reliance on brokered deposits from $68 million on December 31, 2001 to $20 million at December 31, 2004. The Company also seeks deposits from title insurance companies and real estate exchange facilitators. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to assure that liquidity risk does not become excessive due to concentrations.

Net Interest Income

The management of interest income and interest expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company's total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income for the Company has been significantly impacted by market rates of interest. Although assets have grown from $846 million at December 31, 2000 to $1.108 billion at December 31, 2004, net interest income for the years ended December 31, 2000 and December 31, 2004 are virtually the same. This reflects a significant decline in the Company's net interest margin. Approximately 85% of the Company's loan portfolio is indexed to the prime rate. As the Federal Open Market Committee (FOMC) reduced short term interest rates from 2000 to 2003, the prime rate dropped sharply from 9.50% at December 31, 2000 to 4.00% in June 2003. The FOMC began to increase short term rates in July 2004 and the prime rate at December 31, 2004 was 5.25%. The improvement in net interest margin in 2004 is attributable to the FOMC action in the last two quarters of 2004. Because of its focus on commercial lending to closely held businesses, the Company will continue to have a high percentage of floating rate loans and other assets. Management believes that the Company's assets will tend to reprice faster than liabilities when market rates of interest change. This characteristic makes the Company "asset sensitive." Asset sensitive balance sheets tend to perform better, i.e., generate higher net interest income and have higher net interest margins, in a rising rate environment. In a falling rate environment an asset sensitive balance sheet does not tend to perform as well.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail in Item 7 - Liquidity and Asset/Liability Management.

Management of Credit Risk

Because of its focus on business banking, loans to single borrowing entities are often larger than would be found in a more consumer oriented bank with many smaller, more homogenous loans. The average size of its relationships makes the Company more susceptible to larger losses. As a result of this concentration of larger risks, the Company has maintained an allowance for loan and lease losses which is substantially higher than would be indicated by its actual historic loss experience. A complete discussion of the management of credit risk appears in Item 7 - Provision for Loan and Lease Losses and Allowance for Loan and Lease Losses.

The significantly lower provision for loan and lease losses in 2004 was primarily attributable to commercial loan recoveries of $1.562 million.

Noninterest Income

While net interest income remains the largest single component of total revenues, noninterest income has become a growing component. A significant percentage of the Company's noninterest income is associated with its SBA lending activity, either as gains on the sale of loans sold in the secondary market or servicing income related to loans sold in the secondary market on which the Company retains servicing.

Noninterest income associated with SBA activity has increased each year from 2003 through 2004. Risks associated with the continuation of this level of noninterest income from SBA lending include the possibility that the federal government will eliminate or change SBA programs in a manner that becomes less attractive to the Company or to SBA borrowers. Further, change in the secondary market for SBA loans could reduce gains on sale. Higher than expected prepayments of SBA loans on which the Company has retained servicing could reduce the carrying value of the associated servicing asset and interest only strip. Loan servicing is discussed in Item 7 - Critical Accounting Policies and in the Notes to Consolidated Financial Statements.

In mid-2004, the Company closed its residential mortgage department because of concerns about its long term profitability in changing market conditions. As a result of the closure, mortgage brokerage fees dropped significantly in 2004 and are not expected to be significant in future periods. The closure of the mortgage brokerage department also eliminated costs, including salary and commissions, related to that activity.

During 2003 and 2004, the Company recognized $1.195 million and $871,000, respectively, in income related to the short term leasing of electronic test equipment. In the fourth quarter of 2004, the Company significantly reduced the carrying value of the electronic test equipment through a charge to operating expenses. The Company does not expect to recognize any significant income from this activity in the future.

Noninterest expense

Management considers the control of operating expenses to be a critical element of the Company's performance. Beginning in the second quarter of 2004, the Company undertook several initiatives to reduce its noninterest expense and improve its efficiency. These initiatives included a reduction in staff and the consolidation of its operations under a common brand, Heritage Bank of Commerce. Prior to the third quarter of 2004, the Company had operated with four different bank identities. The implementation of these changes created one time, non-recurring expenses in 2004 totaling approximately $1.283 million which are included in the Company's noninterest expenses for the year.

In addition to the nonrecurring expenses the Company reduced the carrying value of electronic test equipment which is subject to or available for short term leases. The reduction in carrying value resulted in a charge of $2.236 million to operating expenses during 2004.

Key Performance Measures

Through its asset and liability management process, the Company monitors a number of ratios to analyze the Company's performance over time and also to compare the Company against similarly sized and situated companies in the banking industry. Management considers the following ratios to be important benchmarks for the Company's performance and financial conditions:

  Return on average assets: Net income as a percentage of average assets. Measures the earning power of the balance sheet.

  Return on average equity: Net income as a percentage of average shareholders' equity. Measures the return on invested capital.

  Net interest margin: Net interest income as a percentage of average interest earning assets. Measures the earning power of interest earning assets funded by interest bearing liabilities.

  Efficiency ratio: Net interest income plus noninterest income divided by non-interest expense. Measures the cost of producing revenue as a percentage of total revenue.

There is no single ratio or metric that summarizes the performance of the Company. The ratios above each take an element of the Company's performance and quantify it so that it can be compared over time and benchmarked against other peer companies. Management uses these and other ratios and metrics in assessing and planning the Company's performance.

The Company believes that the initiatives it undertook in 2004, coupled with increases in short term interest rates including the target federal funds rate and the prime rate, will cause its performance to more closely match the performance of peer banks in the future..

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of "well capitalized." As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may chose to pursue. As a part of this process, the Company determined in the second quarter of 2004 that its capital levels were higher than necessary. To adjust capital to levels consistent with its view of current market conditions, the Company commenced a stock repurchase plan in June 2004.

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

The Company's allowance for probable loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and, as a result formula losses could differ from the loss incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could differ from the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 43.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. In evaluating the servicing assets, management used discounted cash flow modeling techniques, which require estimates regarding the amount and times of future cash flows, including assumptions about loan repayment rates, costs to service, as well as interest rate assumptions that contemplate the risks involved. For the year ended December 31, 2004, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 9%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Stock Based Compensation

Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the amount required to be paid to the Company by the optionee upon exercising the option. Because the Company's stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the stock option plan on the date of grant. For further information see Note 1 to the Consolidated Financial Statements .

RESULTS OF OPERATIONS

OVERVIEW

In 2004, consolidated net income was $8,478,000, or $0.71 per diluted share, compared to $7,776,000, or $0.67 per diluted share in 2003, and $7,154,000, or $0.63 per diluted share, in 2002. The increase in 2004 from 2003 was primarily due to the increase in average earning assets and increases in key market interest rates in 2004. The increase in 2003 from 2002 was primarily due to the increase in the level of average earning assets, the continuing impact of the decreasing interest rate environment on interest bearing liabilities, and the change in mix of the deposit liabilities with a slight decrease in average interest bearing deposits and an increase in average noninterest bearing deposits. Also contributing to the increase in net income in 2003 was the growth in noninterest income that outpaced the growth in noninterest expenses.

Average interest earning assets increased 11% in 2004 from 2003 and increased 3% in 2003 from 2002. The increase in 2004 was primarily attributable to growth in average loans and investments. The average rate on interest earning assets decreased to 5.39% in 2004 from 5.47% in 2003, and 6.17% in 2002 reflective of the continuing low interest rate environment during the first half of 2004. Average interest bearing liabilities increased 9% in 2004 from 2003, with the increase primarily attributable to growth in interest bearing demand deposits, savings and money-market accounts and other borrowing offset by a decrease in time deposits and brokered deposits. Over the same period average noninterest bearing demand deposits increased 15%. Average interest bearing liabilities decreased 1% for 2003 from 2002. Average time and brokered deposits decreased 33% in 2003 from 2002 more than offsetting the 19% increase in interest bearing demand deposits and the 16% increase in average savings and money-market accounts. Over the same period average noninterest bearing demand deposits increased 13%. The Company's average rate paid on interest bearing liabilities decreased to 1.42% in 2004 from 1.61% in 2003 and 2.43% in 2002, reflective of the continuing low interest rate environment in 2004 and 2003. As a result, the net interest margin increased 6 basis points to 4.40% in 2004 from 4.34% in 2003. In 2003, the net interest margin decreased 5 basis points from 4.39% in 2002.

Net interest income increased $4,676,000, or 12%, for 2004 to $42,769,000 from $38,093,000 for 2003 primarily due to the increase in interest rates. Net interest income increased $574,000, or 2%, to $38,093,000 for 2003 from $37,519,000 for 2002 as the increase in average earning assets and the decrease in average interest bearing liabilities offset the effect of the decline in market interest rates.

Total noninterest income was $10,234,000 in 2004, compared to $10,429,000 in 2003 and $9,030,000 in 2002. Noninterest income in 2004 included $3,052,000 in gains on sales of SBA loans, an increase of $824,000, or 37%, from 2003, and $2,325,000 in servicing income, an increase of $506,000, or 28%, from 2003. Partially offsetting these increases in noninterst income was a decrease in mortgage brokerage fees of $844,000 resulting from the close of the Company's residential mortgage department in June 2004. The primary components of noninterest income in 2003 included $2,228,000 in gain on sales of SBA loans, $1,819,000 in servicing income, $1,810,000 in service charges and other fees, $1,151,000 in appreciation of Corporate Owned Life Insurance, $1,012,000 in brokered fees, and $735,000 in gain on sales of securities. The increase in other income from 2002 to 2003 was primarily due to an increase in rental income from electronic test equipment subject to operating leases of $1,092,000. The primary components of noninterest income in 2002 included $2,262,000 in gains on sales of SBA loans, $1,036,000 in gain on sales of securities, $1,113,000 in appreciation of Corporate Owned Life Insurance, $1,317,000 in servicing income, $1,085,000 in brokered fees, and $1,425,000 in service charges and other fees.

Total noninterest expense was $40,660,000 in 2004, an increase from $34,350,000 in 2003, and $33,248,000 in 2002. Salaries and employee benefits, the single largest component of operating expenses, were $18,754,000 in 2004, an increase from $17,975,000 in 2003, and $18,067,000 in 2002. The increase in noninterest expenses for 2004 was primarily due to a write down in the carrying value of electronic test equipment subject to operating leases of $2,200,000 and increases in retirement plan expense of $1,000,000 primarily related to the resignation of two executive officers, professional fees of $1,108,000 and data processing expense of $635,000 which included costs of outsourcing core data processing operations.

Total assets as of December 31, 2004 were $1,108,173,000, an increase of $102,191,000, or 10%, from $1,005,982,000 as of December 31, 2003. Total deposits as of December 31, 2004 were $918,535,000, an increase of $83,125,000, or 10%, from $835,410,000 as of December 31, 2003.

Total loans at December 31, 2004 were $725,530,000, an increase of $63,373,000, or 10%, compared to $662,157,000 for 2003. The Company's allowance for probable loan losses was $12,497,000, or 1.72%, of total loans for 2004, compared to $13,451,000, or 2.03%, of total loans for 2003.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans foreclosed assets and other real estate owned (OREO). Nonperforming assets for 2004 were $1,330,000, compared to $4,580,000 for 2003 and $4,571,000 for 2002.

The Company's shareholders' equity at December 31, 2004 was $98,579,000 compared with $89,485,000 as of December 31, 2003, a 10% increase, which reflects net earnings of $8,478,000 in 2004, the proceeds from exercise of stock options, the change in unallocated ESOP shares, and the effect of the unrealized losses on securities available-for-sale and on a projected benefit obligation. Book value per share increased 8% to $8.45 as of December 31, 2004, compared to $7.86 as of December 31, 2003 and $7.30 as of December 31, 2002. The Company's leverage capital ratio was 10.8% at December 31, 2004, compared to 11.2% at December 31, 2003 and 10.7% at December 31, 2002.

Return on average equity for 2004 was 9.04%, compared to 9.04% for 2003 and 9.15% for 2002. Return on average assets for 2004 was 0.80%, compared to 0.81% for 2003 and 0.77% for 2002.

NET INTEREST INCOME AND NET INTEREST MARGIN

Net interest income is the largest component of the Company's total revenue. Net interest income is the difference between the interest and fees earned on loans and investments and the interest paid on deposits and other liabilities. Net interest income depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate paid on those interest bearing assets and liabilities. Net interest margin is net interest income expressed as a percentage of average earning assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net yield on average interest earning assets for the periods indicated. Average balances are based on daily averages.

                                                                                           Year Ended December 31,
                                                     ----------------------------------------------------------------------------------------------------
                                                                   2004                              2003                              2002
                                                     --------------------------------  --------------------------------  --------------------------------
                                                                 Interest    Average               Interest    Average               Interest    Average
                                                      Average     Income/    Yield/     Average     Income/    Yield/     Average     Income/    Yield/
(Dollars in thousands)                                Balance     Expense     Rate      Balance     Expense     Rate      Balance     Expense     Rate
---------------------------------------------------  ----------  ---------  ---------  ----------  ---------  ---------  ----------  ---------  ---------
ASSETS:
Loans, gross(1).................................... $  725,921  $  45,325       6.24% $  681,174  $  42,934       6.30% $  675,295  $  46,609       6.90%
Investment securities(2)...........................    216,012      6,715       3.11%    143,529      4,609       3.21%    111,428      5,076       4.56%
Interest bearing deposits in other institutions....      1,336         14       1.05%      5,207         44       0.85%      6,758         88       1.30%
Federal funds sold.................................     28,964        363       1.25%     48,604        509       1.05%     61,191        983       1.61%
                                                     ----------  ---------             ----------  ---------             ----------  ---------
   Total interest earning assets...................    972,233     52,417       5.39%    878,514     48,096       5.47%    854,672     52,756       6.17%
                                                                 ---------                         ---------                         ---------
Cash and due from banks............................     47,911                            40,233                            37,522
Premises and equipment, net........................      3,728                             4,846                             5,596
Other assets.......................................     41,923                            36,894                            31,739
                                                     ----------                        ----------                        ----------
   Total assets.................................... $1,065,795                        $  960,487                        $  929,529
                                                     ==========                        ==========                        ==========
LIABILITIES AND SHAREHOLDERS'
EQUITY:
Deposits:
Demand, interest bearing........................... $  112,439  $     536       0.48% $   96,772  $     496       0.51% $   81,011  $     719       0.89%
Savings and money-market...........................    350,922      3,658       1.04%    318,774      3,705       1.16%    275,217      4,778       1.74%
Time deposits, under $100..........................     38,717        575       1.49%     43,060        798       1.85%     56,097      1,762       3.14%
Time deposits, $100 and over.......................    100,309      1,556       1.55%    101,406      1,812       1.79%    129,702      3,572       2.75%
Brokered deposits..................................     11,460        473       4.13%     24,559        995       4.05%     65,183      2,522       3.87%
Other borrowings...................................     66,842      2,850       4.26%     38,387      2,197       5.72%     20,784      1,884       9.06%
                                                     ----------  ---------             ----------  ---------             ----------  ---------
   Total interest bearing
     liabilities...................................    680,689      9,648       1.42%    622,958     10,003       1.61%    627,994     15,237       2.43%
                                                                 ---------                         ---------                         ---------
Demand deposits, noninterest bearing...............    275,192                           238,467                           211,195
Other liabilities..................................     16,139                            13,058                            12,164
                                                     ----------                        ----------                        ----------
   Total liabilities...............................    972,020                           874,483                           851,353
Shareholders' equity...............................     93,775                            86,004                            78,176
                                                     ----------                        ----------                        ----------
   Total liabilities and
      shareholders' equity......................... $1,065,795                        $  960,487                        $  929,529
                                                     ==========                        ==========                        ==========
Net interest income / margin.......................             $  42,769       4.40%             $  38,093       4.34%             $  37,519       4.39%
                                                                 =========                         =========                         =========

(1) Yields and amounts earned on loans include loan fees of $4,057,000, $4,036,000, and $4,544,000 for the years ended December 31, 2004, 2003, and 2002. Nonaccrual loans of $1,028,000, $3,972,000, and $4,571,000 for the years ended December 31, 2004, 2003, and 2002 are included in the average balance calculations above.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis and does not include a fair value adjustment.

Net interest income for 2004 increased 12% from 2003. Net interest income for 2003 increased 2% from 2002. The increase in 2004 was due to the increase in average earning assets and increases in key market interest rates in 2004. The increase in average interest earnings assets was primarily attributable to growth in average loans and investments. Average earning assets increased by $93,719,000 in 2004 from 2003. Average loans outstanding, including loans held for sale, increased $44,747,000 during 2004 over the average during 2003. Average securities in 2004 increased $72,483,000 from 2003. The change in the average loans outstanding in 2004 was primarily due to the increase in the commercial and real estate mortgage loan portfolios and real estate land and construction loan portfolio. The increase in net interest income in 2003 from 2002 was primarily due to an increase in the level of the average earning assets, partially affected by the continuing impact of the decreasing interest rate environment on interest bearing liabilities, and the change in mix of the deposit liabilities with a slight decrease in average interest bearing liabilities.

In 2004, changes in volume of earning assets contributed $3,780,000 to net interest income while the effect of the changes in rates contributed $896,000 resulting in the overall increase from 2003 of $4,676,000. The Company's average interest earning assets increased $93,719,000, or 11%, for 2004 to $972,233,000 from $878,514,000 for 2003. The yield on interest earning assets in 2004 was 5.39%, compared to 5.47% in 2003, and 6.17% in 2002. The Company's average interest bearing liabilities increased $57,731,000, or 9%, in 2004 to $680,689,000, compared to $622,958,000 for 2003. The rate paid on interest bearing liabilities in 2004 was 1.42%, compared to 1.61% in 2003, and 2.43% in 2002.

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

                                                                          Years Ended December 31,
                                                     ------------------------------------------------------------------
                                                            2004 versus 2003                  2003 versus 2002
                                                     --------------------------------  --------------------------------
                                                           Increase (Decrease) Due           Increase (Decrease) Due
                                                                to Change In:                     to Change In:
                                                     --------------------------------  --------------------------------
                                                      Average     Average      Net      Average     Average      Net
(Dollars in thousands)                                 Volume      Rate      Change      Volume      Rate      Change
---------------------------------------------------  ----------  ---------  ---------  ----------  ---------  ---------
INTEREST EARNING ASSETS:
  Loans, gross..................................... $    2,820  $    (429) $   2,391  $      371  $  (4,046) $  (3,675)
  Investment securities............................      2,251       (145)     2,106       1,031     (1,498)      (467)
  Interest bearing deposits in other institutions..        (41)        11        (30)        (13)       (31)       (44)
  Federal funds sold...............................       (245)        99       (146)       (132)      (342)      (474)
                                                     ----------  ---------  ---------  ----------  ---------  ---------
Total interest earning assets...................... $    4,785  $    (464) $   4,321  $    1,257  $  (5,917) $  (4,660)
                                                     ----------  ---------  ---------  ----------  ---------  ---------
INTEREST BEARING LIABILITIES:
  Demand, interest bearing......................... $       71  $     (31) $      40  $       81  $    (304) $    (223)
  Savings and money-market.........................        343       (390)       (47)        506     (1,579)    (1,073)
  Time deposits, under $100........................        (67)      (156)      (223)       (242)      (722)      (964)
  Time deposits, $100 and over.....................        (16)      (240)      (256)       (506)    (1,254)    (1,760)
  Brokered deposits................................       (541)        19       (522)     (1,646)       119     (1,527)
  Other borrowings.................................      1,215       (562)       653       1,008       (695)       313
                                                     ----------  ---------  ---------  ----------  ---------  ---------
Total interest bearing liabilities................. $    1,005  $  (1,360) $    (355) $     (799) $  (4,435) $  (5,234)
                                                     ----------  ---------  ---------  ----------  ---------  ---------
Net interest income................................ $    3,780  $     896  $   4,676  $    2,056  $  (1,482) $     574
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

For 2004, the provision for probable loan losses was $666,000, compared to $2,900,000 for 2003 and $2,663,000 for 2002. The allowance for probable loan losses represented 1.72%, 2.03%, and 1.96% of total loans at December 31, 2004, 2003, and 2002, respectively. See "Allowance for Probable Loan Losses" on page 43 for additional information.

NONINTEREST INCOME

The following table sets forth the various components of the Company's noninterest income:

                                                                                                   Increase (Decrease)
                                                                                       --------------------------------------------
                                                          Years Ended December 31,       2004 versus 2003       2003 versus 2002
                                                     --------------------------------  ---------------------  ---------------------
(Dollars in thousands)                                  2004       2003       2002       Amount     Percent    Amount     Percent
---------------------------------------------------  ----------  ---------  ---------  ----------  ---------  ---------  ----------
Gain on sale of loans.............................. $    3,052  $   2,228  $   2,262  $      824         37%$     (34)         (2)%
Servicing income...................................      2,325      1,819      1,317         506         28%      502          38%
Service charges and other fees
  on deposit accounts..............................      1,799      1,810      1,425         (11)        (1)%      385          27%
Appreciation of company
  owned life insurance.............................      1,031      1,151      1,113        (120)       (10)%       38           3%
Equipment leasing....................................      871      1,195        103        (324)       (27)%    1,092       1,060%
Gain on sale of securities
  available-for-sale...............................        476        735      1,036        (259)       (35)%     (301)        (29)%
Mortgage brokerage fees............................        168      1,012      1,085        (844)       (83)%      (73)         (7)%
Other..............................................        512        479        689          33          7%     (210)        (30)%
                                                     ----------  ---------  ---------  ----------             ---------
Total.............................................. $   10,234  $  10,429  $   9,030  $     (195)        (2)%$   1,399          15%
                                                     ==========  =========  =========  ==========             =========

Noninterest income for 2004 was $10,234,000, compared to $10,429,000 for 2003 and $9,030,000 for 2002. In 2004, gain on sale of Small Business Administration (SBA) loans increased 37%, and loan-servicing income increased 28%. The Company has an ongoing program of originating SBA loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans. The increased noninterest income from SBA lending in 2004 was offset by a decrease in mortgage brokerage fees resulting from the close of the Company's residential mortgage department in June 2004, and declines in equipment leasing income. The decline in the appreciation of company owned life insurance was primarily the result of a lower interest rate environment in early 2004 compared to 2003. The decline in gain on sales of securities in 2004 was related to market conditions.

The increase in noninterest income in 2003 compared to the same period in 2002 was primarily due to increased servicing income, service charges and other fees, and rental income from electronic test equipment subject to operating leases. The overall increase in servicing income was primarily the result of expansion of the SBA lending operation and the overall increase in the level of loans serviced. The increase in service charges and other fees was primarily from an increase in demand deposit accounts resulting in customers paying additional fees for services. The above increases were offset by the decrease in gain on sale of securities available-for-sale of $301,000 due to market conditions and the decrease on sale of the credit card portfolio of $172,000 sold in 2002.

NONINTEREST EXPENSES

The following table sets forth the various components of the Company's noninterest expenses:

                                                                                                   Increase (Decrease)
                                                                                       --------------------------------------------
                                                          Years Ended December 31,       2004 versus 2003       2003 versus 2002
                                                     --------------------------------  ---------------------  ---------------------
(Dollars in thousands)                                  2004       2003       2002       Amount     Percent    Amount     Percent
---------------------------------------------------  ----------  ---------  ---------  ----------  ---------  ---------  ----------
Salaries and employee benefits..................... $   18,754  $  17,975  $  18,067  $      779          4%$     (92)         (1)%
Occupancy..........................................      3,670      3,541      3,207         129          4%      334          10%
Professional fees..................................      2,656      1,548      1,563       1,108         72%      (15)         (1)%
Operational Losses.................................      2,219         (1)        88       2,220    222,000%      (89)       (101)%
Retirement plan expense ...........................      1,741        741        897       1,000        135%     (156)        (17)%
Loan origination costs.............................      1,628      1,439      1,277         189         13%      162          13%
Advertising and promotion..........................      1,090        747        737         343         46%       10           1%
Client services....................................      1,044      1,018      1,100          26          3%      (82)         (7)%
Amortization of leased equipment...................      1,016        985         83          31          3%      902       1,087%
Furniture and equipment............................        921      1,588      1,503        (667)       (42)%       85           6%
Amortization of low income housing projects .......        878        398        341         480        121%       57          17%
Data processing expense............................        722         87         86         635        730%        1           1%
Other..............................................      4,321      4,284      4,299          37          1%      (15)          0%
                                                     ----------  ---------  ---------  ----------             ---------
Total.............................................. $   40,660  $  34,350  $  33,248  $    6,310         18%$   1,102           3%
                                                     ==========  =========  =========  ==========             =========

The following table indicates the percentage of noninterest expenses in each category:

                                                                            Years Ended December 31,
                                                     ------------------------------------------------------------------
                                                               2004                  2003                   2002
                                                     ---------------------  ---------------------  --------------------
                                                                   % of                  % of                   % of
(Dollars in thousands)                                 Amount      Total     Amount      Total      Amount      Total
---------------------------------------------------  ----------  ---------  ---------  ----------  ---------  ---------
Salaries and employee benefits..................... $   18,754         46% $  17,975          52% $  18,067         54%
Occupancy..........................................      3,670          9%     3,541          10%     3,207         10%
Professional fees..................................      2,656          7%     1,548           5%     1,563          5%
Operational Losses.................................      2,219          5%        (1)          0%        88          0%
Retirement plan expense ...........................      1,741          4%       741           2%       897          3%
Loan origination costs.............................      1,628          4%     1,439           4%     1,277          4%
Advertising and promotion..........................      1,090          3%       747           2%       737          2%
Client services....................................      1,044          3%     1,018           3%     1,100          3%
Amortization of leased equipment...................      1,016          2%       985           3%        83          0%
Furniture and equipment............................        921          2%     1,588           5%     1,503          5%
Amortization of low income housing projects .......        878          2%       398           1%       341          1%
Data processing expense..............................      722          2%        87           0%        86          0%
Other..............................................      4,321         11%     4,284          13%     4,299         13%
                                                     ----------  ---------  ---------  ----------  ---------  ---------
Total.............................................. $   40,660        100% $  34,350         100% $  33,248        100%
                                                     ==========  =========  =========  ==========  =========  =========

Noninterest expenses for 2004 increased $6,310,000, or 18%, from 2003. In 2003 noninterest expense increased $1,102,000, or 3%, from 2002. The efficiency ratio was 76.71% for 2004, compared to 70.79% and 71.34%, respectively, for 2003 and 2002.

Salaries and employee benefits, the single largest component of noninterest expenses increased $779,000 in 2004 from 2003. In 2003, salaries and employee benefits decreased $92,000 from 2002. The increase in 2004 was primarily related to severance payments of $1,283,000 incurred as the result of the elimination of certain full time positions and $521,000 associated with the resignation of the former CEO, partially offset by a decrease of $428,000 in loan officer commissions related to closure of the residential mortgage brokerage department. Salaries and employee benefit, as a percentage of total noninterest expenses decreased to 46% in 2004 from 52% in 2003 and 54% in 2002, respectively. Salaries and employee benefits in 2005 will reflect the addition of a new Chief Executive Officer hired in March 2005.

Occupancy increased by $129,000, or 4%, for 2004 compared to 2003. Occupancy costs increased 10% in 2003 from 2002. The increase in 2004 from 2003 was primarily attributable to increased rental costs related to the opening of a new branch office in Los Gatos in December 2003, depreciation on leasehold improvements and write-offs associated with the outsourcing of the data processing function. Occupancy cost as a percentage of total noninterest expenses decreased to 9% for 2004 from 10% for 2003 and 2002.

Professional fees increased $1,108,000, or 72%, in 2004, compared to 2003. Professional fees decreased 1% in 2003 from 2002. The increase in 2004 from 2003 was primarily due to increased audit and consulting expenses related to compliance with Sarbanes-Oxley, legal expenses related to the proxy solicitation for the 2004 annual meeting and other corporate governance matters. Professional fees as a percentage of total noninterest expenses increased to 7% for 2004 from 5% for 2003 and 2002.

Operational losses increased $2,220,000 in 2004, compared to 2003. Operational losses decreased $89,000 in 2003 from 2002. The increase in 2004 from 2003 was primarily due to the write-off of electronic test equipment subject to operating leases.

Retirement plan expense increased $1,000,000, or 135%, for 2004, compared to 2003. Retirement plan expense decreased 17% in 2003 from 2002. The increase in 2004 from 2003 was primarily due to the elimination of certain full time positions and the resignation of the former CEO. Retirement plan expense as a percentage of total noninterest expenses increased to 4% for 2004 from 2% in 2003 and 3% in 2002.

Loan origination costs increased $189,000, or 13%, for 2004, compared to 2003. Loan origination costs increased 13% from 2002. The increase in 2004 from 2003 was primarily due to continued growth in the loan portfolio. Loan origination costs as a percentage of total noninterest expenses remained fairly constant for 2004, 2003 and 2002.

Advertising and promotion costs increased $343,000, or 46%, for 2004, compared to 2003. Advertising and promotion increased 1% from 2002. The increase in 2004 from 2003 was primarily due to several new promotions and sponsorships in 2004 as well as expenses associated with the consolidation of the Company's operations under the common brand Heritage Bank of Commerce during 2004. Prior to the third quarter of 2004, the Company had operated under 4 different trade names; Heritage Bank of Commerce, Heritage Bank East Bay, Heritage Bank South Valley, and Bank of Los Altos. Advertising and promotion as a percentage of total expenses increased to 3% for 2004 from 2% for 2003 and 2002.

Furniture and equipment decreased $667,000, or 42%, for 2004, compared to 2003. Furniture and equipment increased 6% from 2002 to 2003. The decrease in 2004 from 2003 was primarily due to the decrease in the level of purchase of small equipment, fewer equipment repairs, and lower depreciation on furniture and equipment in 2004. Furniture and equipment as a percentage of total noninterest expenses decrease to 2% for 2004 from 5% for 2003 and 2002.

Data processing expense increased $635,000, or 730%, for 2004, compared to 2003 and 2002. The increase in 2004 from 2003 was primarily due to outsourcing of the core data and item processing functions in the first quarter of 2004. As a result of the outsourcing arrangement, contracted data processing costs are shown as data processing expenses in 2004. When the data processing function was internal, prior to the first quarter of 2004, staffing and depreciation costs, the two major expenses associated with this function, were included in salaries and employee benefits and furniture and equipment expense, respectively. The Company estimates that the outsourcing of core data and item processing has reduced costs by an approximately $50,000 pre-tax per quarter, beginning with the second quarter of 2004.

Other noninterest expenses increased $37,000, or 1%, for 2004, compared to 2003. Other noninterest expenses in remained fairly constant for 2003 and 2002. Other noninterest expenses as a percentage of total noninterest expenses decreased to 11% for 2004 from 13% for 2003 and 2002.

PROVISION FOR INCOME TAXES

The Company files consolidated federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.

The provision for income taxes was $3,199,000 for 2004 and $3,496,000 for 2003 and $3,484,000 for 2002. The Company's effective tax rates were 27.4%, 31.0%, and 32.8% for 2004, 2003, and 2002, respectively. The difference in the effective tax rate compared to the statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing, jobs creation in an enterprise zone, and investments in tax-free municipal securities.

FINANCIAL CONDITION

As of December 31, 2004, total assets were $1,108,173,000, an increase of 10% from $1,005,982,000 for 2003. Total securities available-for-sale was $232,809,000, an increase of 52% from $153,473,000 for 2003. The total loan portfolio was $725,530,000, an increase of 10% from $662,157,000 for 2003. Total deposits were $918,535,000, an increase of 10% from $835,410,000 for 2003. Other borrowings increased $4,200,000, or 10%, to $47,800,000 for 2004, from $43,600,000 for 2003.

SECURITIES PORTFOLIO

A major component of the Company's earning asset base is its securities portfolio. The following table sets forth the carrying value of investment securities at the dates indicated:

                                                       Years Ended December 31,
                                                  -------------------------------
(Dollars in thousands)                              2004       2003       2002
                                                  ---------  ---------  ---------
Securities available-for-sale (at fair value)
U.S. Treasury................................... $   5,942  $   7,015  $   4,740
U.S. Government Agencies........................    90,308     36,115     48,029
Municipals - Tax Exempt.........................     9,206     15,704     12,134
Mortgage-Backed Securities......................   107,735     79,615     44,774
CMOs..............................................  19,618     15,024     14,134
Corporate Bonds...................................      --         --      2,632
                                                  ---------  ---------  ---------
   Total securities available-for-sale.......... $ 232,809  $ 153,473  $ 126,443
                                                  =========  =========  =========

The following table summarizes the amounts and distribution of the Company's investment securities and the weighted average yields as of December 31, 2004:

                                                                    December 31, 2004
                                 --------------------------------------------------------------------------------------------
                                                                       Maturity
                                 --------------------------------------------------------------------------------------------
                                                     After One Year    After Five Years
                                                        and Within         and Within
                                 Within One Year        Five Years        Ten Years       After Ten Years          Total
                                 ----------------   ----------------   ----------------   ----------------   ----------------
(Dollars in thousands)            Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield     Amount   Yield
-------------------------------  -------- -------   -------- -------   -------- -------   -------- -------   -------- -------
Securities available-for-sale:
 U.S. Treasury................. $  4,956    1.67% $    986    1.64% $     --      -- % $     --      -- % $  5,942    1.67%
 U.S. Government Agencies......   19,961    2.09%   70,347    2.37%       --      -- %       --      -- %   90,308    2.31%
 Municipals - tax exempt.......      709    4.61%    8,497    2.24%       --      -- %       --      -- %    9,206    2.42%
 Mortgage-Backed Securities....       --      -- %      212    5.05%   11,400    3.88%   96,123    4.04%  107,735    4.03%
 CMOs..........................       --      -- %       --      -- %       --      -- %   19,618    3.03%   19,618    3.03%
                                 --------           --------           --------           --------           --------
   Total available-for-sale.... $ 25,626    2.06% $ 80,042    2.35% $ 11,400    3.88% $115,741    3.87% $232,809    3.15%
                                 ========           ========           ========           ========           ========

Note: Yields on tax exempt municipal securities are not presented on a fully tax equivalent basis.

Securities that are classified as available of sale are carried at their fair value. This means that the carrying amount of same securities will increase or decrease based on changes in interest rates and very rarely to changes in their credit quality. In 2002, the Company recognized that the flexibility to sell any of its securities prior to maturity in order to manage interest rate risk or to provide liquidity was more desirable than the avoidance of the balance sheet volatility and consequently reclassified all of its securities as available for sale. The amortized cost of the transferred securities was $12,778,000 and the related unrealized holding gain was $841,000.

As of December 31, 2004, the only securities held by the Company where the aggregate book value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors and other contractual obligations, such as political subdivisions (public funds) or of other funds such as bankruptcy trustee deposits. Securities with amortized cost of $85,883,000 and $49,474,000 as of December 31, 2004 and 2003 were pledged to secure public and certain other deposits as required by law or contract. A portion of these deposits can only be secured by U.S. treasury. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

LOANS

Total loans (exclusive of loans held for sale) were $725,530,000 at December 31, 2004, an increase of 10% from $662,157,000 at December 31, 2003, and an increase of 8% from $673,907,000 at December 31, 2002. The Company's allowance for loan losses was $12,497,000, or 1.72% of total loans, for 2004, as compared to $13,451,000, or 2.02% of total loans, for 2003, and $13,227,000, or 1.96% of total loans, for 2002. As of December 31, 2004, 2003, and 2002, the Company had $1,330,000, $4,580,000, and $4,571,000, respectively, in nonperforming assets.

The loan portfolio is primarily composed of commercial loans to companies principally engaged in manufacturing, wholesale and service businesses and real estate lending, with the balance in direct finance leases and consumer loans.

The following table presents the Company's loans outstanding at year-end by loan type:

                                                                       December 31,
                               ---------------------------------------------------------------------------------------------
                                          % of               % of               % of               % of               % of
(Dollars in thousands)           2004     Total     2003     Total     2002     Total     2001     Total     2000     Total
-----------------------------  --------- -------  --------- -------  --------- -------  --------- -------  --------- -------
Commercial................... $ 300,452      41% $ 281,561      43% $ 263,144      39% $ 208,713      33% $ 200,846      33%
Real estate - mortgage.......   303,154      42%   276,908      42%   259,974      38%   246,119      39%   230,468      38%
Real estate - land and
 construction................   118,290      16%   101,082      15%   147,822      22%   174,077      27%   171,325      28%
Consumer.....................     2,908       1%     1,743       0%     2,850       1%     3,833       1%     8,172       1%
                               --------- -------  --------- -------  --------- -------  --------- -------  --------- -------
Total loans..................   724,804     100%   661,294     100%   673,790     100%   632,742     100%   610,811     100%
Deferred loan costs (fees)...       726                863                117                175                (30)
Allowance for loan losses....   (12,497)           (13,451)           (13,227)           (11,154)            (9,651)
                               ---------          ---------          ---------          ---------          ---------
Loans, net................... $ 713,033          $ 648,706          $ 660,680          $ 621,763          $ 601,130
                               =========          =========          =========          =========          =========

The change in the Company's loan portfolio is primarily due to the increase in the commercial and real estate mortgage loan portfolios and real estate land and construction loan portfolio. The increase in the commercial loans, commercial real estate mortgages and land and construction loans is due to the Company's continued expansion and focus on originating these types of loans.

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

The Company is an active participant in the Small Business Administration (SBA) and California guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes SBA-guaranteed loans and considers such loans to be investment loans; however, the guaranteed portion of these loans may be sold in the secondary market depending on market conditions and, once it is determined they will be sold, are classified as held for sale and carried at the lower of cost or market. In the event of the sale of the guaranteed portion of an SBA loan, the Company retains the servicing rights for the sold portion. As of December 31, 2004, 2003, and 2002, $146.1 million, $117.8 million and $83.0 million, respectively, in SBA loans were serviced by the Company for others.

As of December 31, 2004, real estate mortgage loans consists of adjustable and fixed rate loans secured by commercial property of $248,736,000, loans secured by first mortgages on 1-4 family residential properties of $2,249,000, and home equity lines of credit secured by junior deeds of trust on 1-4 family residential properties of $52,170,000. Properties securing the real estate mortgage loans are primarily located in the Company's trade area. While no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at present. The Company's borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers' abilities to repay their loans.

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

With certain exceptions, state chartered banks are permitted to make extensions of its credit to any one borrowing entity up to 15% of the banks' capital and reserves for unsecured loans and up to 25% of the banks' capital and reserves for secured loans. For HBC these lending limits were $19.0 million and $31.7 million at December 31, 2004.

The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 59% and 58% of its net loans were secured by real property as of December 31, 2004 and 2003. While no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies.

The following table presents the maturity distribution of the Company's loans as of December 31, 2004. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 2004, approximately 84% of the Company's loan portfolio consisted of floating interest rate loans.

                                                            Over One
                                                Due in      Year But
                                               One Year     Less Than    Over
(Dollars in thousands)                          or Less     Five Years Five Years   Total
---------------------------------------------  ---------    ---------  ---------  ---------
Commercial................................... $ 282,355    $  11,412  $   6,685  $ 300,452
Real estate - mortgage.......................   197,020       58,282     47,852    303,154
Real estate - land and construction..........   118,241           49         --    118,290
Consumer.....................................     2,703          205         --      2,908
                                               ---------    ---------  ---------  ---------
     Total loans.............................   600,319       69,948     54,537    724,804
                                               =========    =========  =========  =========

Loans with variable interest rates...........   582,330       25,284         17    607,631
Loans with fixed interest rates..............    17,989       44,664     54,520    117,173
                                               ---------    ---------  ---------  ---------
     Total loans............................. $ 600,319    $  69,948  $  54,537  $ 724,804
                                               =========    =========  =========  =========

In the normal course of business, HBC is a party to financial instruments with off-balance sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk, in excess of the amounts recognized in the balance sheet.

HBC uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. HBC controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. The Company established an allowance for credit losses on off-balance sheet exposures of $281,000 as of December 31, 2004. Management does not anticipate any significant losses as a result of these transactions.

Commitments to extend credit as of December 31, were as follows:

(Dollars in thousands)                      2004          2003
----------------------------------------  ---------     ---------
Commitments to extend credit............ $ 313,036     $ 269,504
Standby letters of credit...............     5,256         4,449
                                          ---------     ---------
                                         $ 318,292     $ 273,953
                                          =========     =========

Commitments to extend credit are agreements to lend to a client as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. HBC evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBC upon extension of credit, is based on management's evaluation of the borrower. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and/or residential properties.

Standby letters of credit are written conditional commitments issued by HBC to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings and other real estate owned. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest is discontinued, and any accrued and unpaid interest is reversed, and the amortization of the deferred loan fees and costs is discontinued. Any interest or principal payments received on the nonaccrual loans are applied to principal. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where HBC has granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related underlying defaulted loans. The following table shows nonperforming assets at the dates indicated:

                                                                       December 31,
                                               -------------------------------------------------------
(Dollars in thousands)                           2004         2003       2002       2001       2000
                                               ---------    ---------  ---------  ---------  ---------
Nonaccrual loans............................. $   1,028    $   3,972  $   4,571  $      --  $      --
Loans 90 days past due and still accruing....       302          608         --         --         --
Restructured loans...........................        --           --         --         --         --
                                               ---------    ---------  ---------  ---------  ---------
   Total nonperforming loans.................     1,330        4,580      4,571         --         --
Other real estate owned......................        --           --         --         --         --
                                               ---------    ---------  ---------  ---------  ---------
   Total nonperforming assets................ $   1,330    $   4,580  $   4,571  $      --  $      --
                                               =========    =========  =========  =========  =========
Nonperforming assets as a percentage of
    period end loans plus foreclosed assets..      0.18%        0.69%      0.68%        --         --

As of December 31, 2004, the Company had $1,028,000 in loans on nonaccrual status, which were considered impaired loans. The impaired loans had a related valuation allowance of $250,000 as of December 31, 2004. The Company had $302,000 in loans past due 90 days or more and still accruing interest and no restructured loans as of December 31, 2004. As of December 31, 2003, the Company had $3,972,000 in loans on nonaccrual status, which were considered impaired loans. The impaired loans had a related valuation allowance of $464,000 as of December 31, 2003. The Company had $608,000 in loans past due 90 days or more and still accruing interest and no restructured loans as of December 31, 2003. As of December 31, 2002, the Company had $4,571,000 in loans on nonaccrual status, which were considered impaired loans. The impaired loans had a related valuation allowance of $356,000 as of December 31, 2002. The Company had no loans past due 90 days or more and still accruing interest and no restructured loans as of December 31, 2002.

ALLOWANCE FOR PROBABLE LOAN LOSSES

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

At December 31, 2004, the principal balance of classified loans, which include all loans internally graded as substandard, doubtful, and loss, was $35,646,000. These loans constituted 5% of total loans and 32% of capital and reserves at that date. As of December 31, 2003, the principal balance of classified loans was $48,257,000. These loans constituted 7% of total loans and 47% of capital and reserves as of that date. As of December 31, 2002, the principal balance of classified loans was $27,915,000. These loans constituted 4% of total loans and 29% of capital and reserves as of that date. During the first quarter of 2004, the Company identified a $4,000,000 unsecured commercial line of credit with risks identified that create doubt about the full repayment under the original terms of the agreement. The loan was placed on nonaccrual a specific reserve was established. Subsequent to placement on nonaccrual, the Company was advised that the borrower had filed for bankruptcy protection and $2,000,000 was charged-off in the first quarter of 2004. The Company continued to negotiate with the borrower within the framework of the bankruptcy and the remaining $2,000,000 of the loan was paid during the second quarter of 2004. An additional $250,000 of the $2,000,000 loss was recovered in the fourth quarter of 2004. Other than this loan and the loans already classified at December 31, 2004, the Company has not identified any potential problem loans. The decrease in the allowance related to the charged-offs in 2004.

It is the policy of management to maintain the allowance for probable loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. Also any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. See "Provision for probable loan losses" on page 35.

The following table summarizes the Company's loan loss experience as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

(Dollars in thousands)                           2004         2003       2002       2001       2000
---------------------------------------------  ---------    ---------  ---------  ---------  ---------
Balance, beginning of period................. $  13,451    $  13,227  $  11,154  $   9,651  $   6,511
Charge-offs:
         Commercial..........................    (2,901)      (2,906)      (936)      (708)       (52)
         Real estate - mortgage..............        --           --         --         --         --
         Real estate - land and construction.        --           --         --         --         --
         Direct financing lease..............        --           --         --         --         --
         Consumer............................        --           --         --         (1)        --
                                               ---------    ---------  ---------  ---------  ---------
Total charge-offs............................    (2,901)      (2,906)      (936)      (709)       (52)
Recoveries:
         Commercial..........................     1,562          230        346        301         33
         Real estate - mortgage..............        --           --         --         --         --
         Real estate - land and construction.        --           --         --         --         --
         Direct financing lease..............        --           --         --         --         --
         Consumer............................        --           --         --          1         --
                                               ---------    ---------  ---------  ---------  ---------
Total recoveries.............................     1,562          230        346        302         33
                                               ---------    ---------  ---------  ---------  ---------
Net charge-offs..............................    (1,339)      (2,676)      (590)      (407)       (19)
Provision for loan losses....................       666        2,900      2,663      1,910      3,159
Reclassification to other liabilities..........    (281)(1)       --         --         --         --
                                               ---------    ---------  ---------  ---------  ---------
Balance, end of period....................... $  12,497    $  13,451  $  13,227  $  11,154  $   9,651
                                               =========    =========  =========  =========  =========

RATIOS:
  Net charge-offs to average loans
  outstanding................................      0.19%       0.41%     0.09%     0.07%       -- %
  Allowance for loan losses to average loans.      1.80%       2.07%     2.07%     1.84%     1.80%
  Allowance for loan losses to total
  loans at end of period.....................      1.72%       2.03%     1.96%     1.76%     1.58%
  Allowance for loan losses to
  nonperforming loans........................       940%        294%      289%       -- %       -- %

(1) The Company reclassified the allowance for probable loan losses on unused commitments of $281,000 to other liabilities as of December 31, 2004.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously though provisions for loan losses. The net charge-offs in 2004 were $1,339,000, compared to $2,676,000 in 2003, $590,000 in 2002, $407,000 in 2001, and $19,000 in 2000. The decrease in net charge-offs in 2004 was primarily due to a $1.56 million in the recovery of commercial loans which had been previously charge-off.

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

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocation as a percent of loans outstanding in each loan category at the dates indicated:

                                                                          December 31,
                            ------------------------------------------------------------------------------------------------------
                                   2004                 2003                 2002                 2001                 2000
                            ------------------   ------------------   ------------------   ------------------   ------------------
                                      Percent              Percent              Percent              Percent              Percent
                                       of ALL               of ALL               of ALL               of ALL               of ALL
                                      in each              in each              in each              in each              in each
                                      category             category             category             category             category
                                      to total             to total             to total             to total             to total
(Dollars in thousands)      Allowance  loans     Allowance  loans     Allowance  loans     Allowance  loans     Allowance  loans
--------------------------  --------- --------   --------- --------   --------- --------   --------- --------   --------- --------
Commercial................ $   8,691     2.89% $   9,667     3.42% $   6,349     2.41% $   5,489     2.63% $   4,244     2.11%
Real estate - mortgage....     1,671     0.55%     2,003     0.72%     2,411     0.93%     1,420     0.58%     1,509     0.65%
Real estate - land and
 construction.............     1,711     1.45%     1,714     1.70%     3,574     2.42%     3,066     1.76%     2,084     1.22%
Consumer..................        38     1.31%        37     2.12%        47     1.63%       102     2.66%       158     1.93%
Unallocated...............       386       -- %        30       -- %       846       -- %     1,077       -- %     1,656       -- %
                            ---------            ---------            ---------            ---------            ---------
Total..................... $  12,497     1.72% $  13,451     2.03% $  13,227     1.96% $  11,154     1.76% $   9,651     1.58%
                            =========            =========            =========            =========            =========

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. As of December 31, 2004, 2003 and 2002, nonperforming loans had a related specific valuation allowance of $270,000, 474,000 and $356,000, respectively.

The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management also considers peer bank loan loss experience to determine the loss factor for each loan category. The formula allowance on December 31, 2004 was $11,841,000, compared to $12,947,000 on December 31, 2003.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of December 31, 2004, the Company's unallocated allowance was $386,000, compared to $30,000 on December 31, 2003. In evaluating the appropriateness of the unallocated allowance, management considered the following factors:

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

DEPOSITS

Total deposits were $918,535,000 at December 31, 2004, an increase of $83,125,000, or 10%, compared to $835,410,000 at December 31, 2003. Demand, savings, and money market deposits increased $66,090,000, or 10%, to $755,659,000 at December 31, 2004 from $689,569,000 at December 31, 2003. During 2004, time deposits increased $17,035,000, or 12%, from $145,841,000 in 2003 to $162,876,000. The overall change in the deposit portfolio had a positive impact on the net interest margin as the average cost of interest bearing liabilities was reduced.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                                         Years ended December 31,
                                        -----------------------------------------------------------
                                               2004                2003                 2002
                                        -----------------   ------------------   ------------------
                                                  Average             Average              Average
                                         Average   Rate      Average    Rate      Average    Rate
(Dollars in thousands)                   Balance   Paid      Balance    Paid      Balance    Paid
--------------------------------------  --------- -------   --------- --------   --------- --------
Demand, noninterest bearing........... $ 275,192      -- % $ 238,467       -- % $ 211,195       -- %
Demand, interest bearing..............   112,439    0.48%    96,772     0.51%    81,011     0.89%
Savings and money market..............   350,922    1.04%   318,774     1.16%   275,217     1.74%
Time deposits, under $100.............    38,717    1.49%    43,060     1.85%    56,097     3.14%
Time deposits, $100 and over..........   100,309    1.55%   101,406     1.79%   129,702     2.75%
Time deposits, brokered deposits......    11,460    4.13%    24,559     4.05%    65,183     3.87%
                                        ---------           ---------            ---------
Total average deposits................ $ 889,039    0.76% $ 823,038     0.95% $ 818,405     1.63%
                                        =========           =========            =========

As of December 31, 2004, the Company had a deposit mix of 39% in savings and money market accounts, 18% in time deposits, 13% in interest bearing demand accounts, and 30% in noninterest bearing demand deposits. On December 31, 2004, approximately $6,568,000, or less than 1%, of deposits were from public sources, and approximately $70,743,000, or 8%, of deposits were from title and escrow companies. As of December 31, 2003, the Company had a deposit mix of 41% in savings and money market accounts, 17% in time deposits, 13% in interest bearing demand accounts, and 29% in noninterest bearing demand deposits. On December 31, 2003, approximately $5,006,000, or less than 1%, of deposits were from public sources, and approximately $69,640,000, or 8%, of deposits were from title and escrow companies.

The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling approximately $19,862,000 and $11,970,000 at December 31, 2004 and 2003, respectively. These brokered deposits generally mature within one to three years. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of December 31, 2004:

                                                   % of
(Dollars in thousands)                   Balance   Total
                                        --------- -------
Three months or less.................. $  46,082      37%
Over three months through six months..    19,017      15%
Over six months through twelve months.    32,192      26%
Over twelve months....................    27,290      22%
                                        --------- -------
          Total....................... $ 124,581     100%
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

OFF-BALANCE SHEET ARRANGEMENTS AND AGGREGATE CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2004, are as follows:

                                                  Less Than  One to      Four to     After
(Dollars in thousands)                            One Year  Three Years Five Years  Five Years Total
-----------------------------------------------   --------  ----------  ----------  --------  --------
    Long-term borrowings.......................  $ 15,100  $   21,800  $   10,900  $     --  $ 47,800
    Notes payable to subsidiary grantor trusts....     --          --          --    23,702    23,702
    Operating leases...........................     2,186       4,211       3,064       910    10,371
    Time deposits..............................   130,080      24,881       7,915        --   162,876
                                                  --------  ----------  ----------  --------  --------
    Total debt and operating leases............  $147,366  $   50,892  $   21,879  $ 24,612  $244,749
                                                  ========  ==========  ==========  ========  ========

In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for the payment of interest on interest bearing deposit accounts and debt obligations, payments for quarterly tax estimates and contributions to certain employee benefit plans.

The following table presents the Company's commitments to fund as of December 31, 2004 and 2003.

(Dollars in thousands)                      2004          2003
----------------------------------------  ---------     ---------
Commitments to extend credit............ $ 313,036     $ 269,504
Standby letters of credit...............     5,256         4,449
                                          ---------     ---------
                                         $ 318,292     $ 273,953
                                          =========     =========

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold and in investment securities. As of December 31, 2004, the Company's primary liquidity ratio was 16.35%, comprised of $105,700,000 in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $15,800,000 of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $24,100,000, and $33,600,000 in cash and due from banks, as a percentage of total unsecured deposits of $902,735,000. As of December 31, 2003, the Company's primary liquidity ratio was 18.51%, comprised of $53,200,000 in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $15,900,000 million securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $72,200,000, and $42,000,000 in cash and due from banks, as a percentage of total unsecured deposits of $819,510,000. As of December 31, 2002, the Company's primary liquidity ratio was 16.47%, comprised of $64,600,000 in investment securities available-for-sale of maturities (or probable calls) of up to five years, less $15,000,000 of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $44,000,000, and $42,600,000 in cash and due from banks, as a percentage of total unsecured deposits of $827,000,000.

The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

(Dollars in thousands)                           2004          2003
-------------------------------------------  ------------  ------------
Average balance during the year............ $     43,109  $     15,387
Average interest rate during the year......         2.07%         1.71%
Maximum month-end balance during the year.. $     48,600  $     43,600
Average rate at December 31................         2.21%         1.68%

The Company has Federal funds purchase lines and lines of credit of totaling $56,000,000 from correspondent banks. As of December 31, 2004, the Company had borrowing capacity of approximately $105,000,000 under a borrowing line with the Federal Home Loan Bank secured by certain loans and investment securities.

CAPITAL RESOURCES

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                           December 31,
                                ----------------------------------
(Dollars in thousands)             2004        2003        2002
------------------------------  ----------  ----------  ----------
Capital components:
   Tier 1 Capital............. $  121,096  $  110,891  $  101,966
   Tier 2 Capital.............     11,623      10,403      10,563
                                ----------  ----------  ----------
   Total risk-based capital... $  132,719  $  121,294  $  112,529
                                ==========  ==========  ==========

Risk-weighted assets.......... $  929,241  $  830,537  $  842,399
Quarterly average assets...... $1,112,526  $  992,608  $  950,091
                                                                      MINIMUM
                                                                    REGULATORY
                                                                    REQUIREMENTS
                                                                    -----------
Capital ratios:
Total risk-based capital......       14.3%       14.6%       13.4%     8.0%
Tier 1 risk-based capital.....       13.0%       13.4%       12.1%     4.0%
Leverage ratio(1).............       10.9%       11.2%       10.7%     4.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2004. The risk-based and leverage capital ratios are defined in Item 1 - "Business - Supervision and Regulation - Capital Adequacy Guidelines" on page 9.

At December 31, 2004, 2003 and 2002, the Company's capital met all minimum regulatory requirements. As of December 31, 2004, 2003 and 2002, management believes that HBC, and its former subsidiary banks, were considered "well capitalized" under the regulatory framework for prompt corrective action.

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

The table below sets forth the interest rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of December 31, 2004, using the rate sensitivity GAP ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                       Due        Due in       Due
                                                      Within      Three     After One
                                                      Three     to Twelve    to Five    Due After   Not Rate-
(Dollars in  thousands)                               Months      Months      Years     Five Years  Sensitive     Total
--------------------------------------------------  ----------  ----------  ----------  ----------  ----------  ----------
INTEREST EARNING ASSETS:
 Federal funds sold............................... $   24,100  $       --  $       --  $       --  $       --  $   24,100
 Interest bearing deposits in other institutions..      2,210          --          --          --          --       2,210
 Securities.......................................        140      25,486      80,042     127,141          --     232,809
 Total loans, including loans
    held-for-sale, net of deferred costs..........    558,683      79,540      69,948      54,537          --     762,708
                                                    ----------  ----------  ----------  ----------  ----------  ----------
Total interest earning assets.....................    585,133     105,026     149,990     181,678          --   1,021,827

Cash and due from banks...........................         --          --          --          --      31,436      31,436
Other assets......................................         --      26,303          --          --      28,607      54,910
                                                    ----------  ----------  ----------  ----------  ----------  ----------
Total assets...................................... $  585,133  $  131,329  $  149,990  $  181,678  $   60,043  $1,108,173
                                                    ==========  ==========  ==========  ==========  ==========  ==========

INTEREST BEARING LIABILITIES:
 Demand, interest bearing......................... $  120,890  $       --  $       --  $       --  $       --  $  120,890
 Savings and money market.........................    357,318          --          --          --          --     357,318
 Time deposits....................................     61,407      68,674      32,795          --          --     162,876
 Other borrowings.................................         --      15,100      32,700          --          --      47,800
 Notes payable to subsidiary grantor trusts.......      9,279          --          --      14,423          --      23,702
                                                    ----------  ----------  ----------  ----------  ----------  ----------
Total interest bearing liabilities................    548,894      83,774      65,495      14,423          --     712,586

Demand noninterest bearing........................     70,743          --          --          --     206,708     277,451
Accrued interest payable
  and other liabilities...........................         --          --          --          --      19,557      19,557
Shareholders' equity..............................         --          --          --          --      98,579      98,579
                                                    ----------  ----------  ----------  ----------  ----------  ----------
Total liabilities and shareholders'
  equity.......................................... $  619,637  $   83,774  $   65,495  $   14,423  $  324,844  $1,108,173
                                                    ==========  ==========  ==========  ==========  ==========  ==========

Interest rate sensitivity GAP..................... $  (34,504) $   47,555  $   84,495  $  167,255  $ (264,801) $       --
                                                    ==========  ==========  ==========  ==========  ==========  ==========
Cumulative interest rate
  sensitivity GAP................................. $  (34,504) $   13,051  $   97,546  $  264,801  $       --  $       --
Cumulative interest rate                                                                                                  %
  sensitivity GAP ratio...........................      (3.11)%      1.18%      8.80%     23.90%        -- %        --

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Since all of the Company's interest-bearing assets and liabilities are located at HBC, all of the Company's interest rate risk exposure lies at that level, as well. As a result, all interest rate risk management procedures are performed at HBC's level. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2004, the Company does not use interest rate derivatives to hedge its interest rate risk.

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

The detail from the Company's GAP analysis is shown under the caption "Interest Rate Sensitivity", above, and is not discussed here. The Company applies a market value (MV) methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest earning assets and other investments and outgoing cash flows on interest bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 200 basis point increase and a 200 basis point decrease in market rates are considered.

At December 31, 2004, it was estimated that the Company's MV would increase 18.09% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 27.73% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of December 31, 2004 and 2003, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

                                       2004                                           2003
                       ---------------------------------------------  ---------------------------------------------
                                              Market Value as a % of                         Market Value as a % of
                        $ Change   % Change   Present Value of Assets  $ Change   % Change   Present Value of Assets
(Dollars in thousands) in Market  in Market   ----------------------  in Market  in Market   ----------------------
Change in rates          Value      Value     MV Ratio   Change (bp)    Value      Value     MV Ratio   Change (bp)
---------------------  ---------- ----------  ---------  -----------  ---------- ----------  ---------  -----------
 + 200 bp............ $   33,886      18.09%     20.0%        306  $   46,986      30.90%     19.8%        467
     0 bp............ $       --         -- %     16.9%         --  $       --         -- %     15.1%         --
 - 200 bp............ $  (51,939)    (27.73)%     12.2%       (469) $  (51,713)    (34.02)%     10.0%       (514)

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

However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MV methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MV methodology does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients' ability to service their debt. All of these factors are considered in monitoring the Company's exposure to interest rate risk.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of Independent Registered Public Accounting Firm are set forth on pages 62 through 91, which follows Item 15 - "Exhibits and Financial Statement Schedules"

The following table discloses the Company's selected unaudited quarterly financial data. See Note 2 to the consolidated financial statements for description of the restatements.

                                                                        For the Quarter Ended
                              -----------------------------------------------------------------------------------------------
                                            As Previously               As Previously              As Previously
                                              Reported     As Restated    Reported    As Restated    Reported    As Restated
                               12/31/2004    09/30/2004    09/30/2004    06/30/2004   06/30/2004    03/31/2004    03/31/2004
                              ------------  -------------  -----------  ------------  -----------  ------------  ------------
Interest income............. $     14,330  $      13,633  $    13,563  $     12,690  $    12,617  $     11,984  $     11,907
Interest expense............        2,677          2,484        2,484         2,298        2,298         2,189         2,189
                              ------------  -------------  -----------  ------------  -----------  ------------  ------------
Net interest income.........       11,653         11,149       11,079        10,392       10,319         9,795         9,718
(Reversal of)Provision
  for loan losses...........         (726)           600          254           600          575           600           563
                              ------------  -------------  -----------  ------------  -----------  ------------  ------------
Net interest income after
 (Reversal of) provision
 for loan losses............       12,379         10,549       10,825         9,792        9,744         9,195         9,155
Noninterest income..........        2,358          2,363        2,608         2,304        2,549         2,474         2,719
Noninterest expense.........       11,401          8,889        9,131        10,916       11,158         8,712         8,970
                              ------------  -------------  -----------  ------------  -----------  ------------  ------------
Net income before taxes.....        3,336          4,023        4,302         1,180        1,135         2,957         2,904
Provision for income
  taxes.....................          690          1,135        1,210           380          366           950           933
                              ------------  -------------  -----------  ------------  -----------  ------------  ------------
Net income.................. $      2,646  $       2,888  $     3,092  $        800  $       769  $      2,007  $      1,971
                              ============  =============  ===========  ============  ===========  ============  ============
Net income per share
  basic..................... $       0.23  $        0.25  $      0.26  $       0.07  $      0.07  $       0.18  $       0.17
Net income per share
  diluted................... $       0.23  $        0.24  $      0.26  $       0.07  $      0.06  $       0.17  $       0.16

                                                                        For the Quarter Ended
                              -----------------------------------------------------------------------------------------------------------
                              As Previously                As Previously              As Previously              As Previously
                                Reported     As Restated    Reported    As Restated    Reported    As Restated     Reported    As Restated
                               12/31/2003    12/31/2003    09/30/2003    09/30/2003   06/30/2003    06/30/2003    03/31/2003   03/31/2003
                              ------------  -------------  -----------  ------------  -----------  ------------  ------------  ----------
Interest income............. $     12,219  $      12,219  $    11,556  $     11,556  $    11,873  $     11,873  $     12,448  $   12,448
Interest expense............        2,309          2,309        2,369         2,369        2,552         2,552         2,773       2,773
                              ------------  -------------  -----------  ------------  -----------  ------------  ------------  ----------
Net interest income.........        9,910          9,910        9,187         9,187        9,321         9,321         9,675       9,675
(Reversal of)Provision
  for loan losses...........          400            400          600           600          600           600         1,300       1,300
                              ------------  -------------  -----------  ------------  -----------  ------------  ------------  ----------
Net interest income after
 (Reversal of) provision
 for loan losses............        9,510          9,510        8,587         8,587        8,721         8,721         8,375       8,375
Noninterest income..........        2,486          2,486        2,463         2,463        2,516         2,516         2,964       2,964
Noninterest expense.........        9,044          9,047        8,310         8,313        8,486         8,488         8,500       8,502
                              ------------  -------------  -----------  ------------  -----------  ------------  ------------  ----------
Net income before taxes.....        2,952          2,949        2,740         2,737        2,751         2,749         2,839       2,837
Provision for income
  taxes.....................          910            909          800           799          880           879           910         909
                              ------------  -------------  -----------  ------------  -----------  ------------  ------------  ----------
Net income.................. $      2,042  $       2,040  $     1,940  $      1,938  $     1,871  $      1,870  $      1,929  $    1,928
                              ============  =============  ===========  ============  ===========  ============  ============  ==========
Net income per share
  basic..................... $       0.18  $        0.18  $      0.17  $       0.17  $      0.17  $       0.17  $       0.17  $     0.17
Net income per share
  diluted................... $       0.17  $        0.17  $      0.17  $       0.17  $      0.16  $       0.16  $       0.17  $     0.17

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Based upon that evaluation and as result of the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of December 31, 2004.

Material Weakness in Internal Control Over Financial Reporting

Management has concluded that, as of December 31, 2004, the Company did not design and implement controls over the selection and application of accounting policies for complex, non-routine transactions. This is a material weakness that caused the restatement of previously issued financial statements. It is considered a material weakness due to the actual misstatements identified, the potential for additional misstatements, and the lack of other mitigating controls to detect the misstatements.

Management has determined that this control deficiency constituted a material weakness in the Company's internal control over financial reporting as of December 31, 2004. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

This material weakness resulted in restatements of the Company's financial statements for the years ended December 31, 2002 and 2003, and the first three quarters in 2004. The material weakness resulted in accounting errors related to an asset subject to a lease, delayed equity contributions to low income housing partnerships, and leased facilities.

Remediation of Material Weakness

The Company is in the process of creating a formal process related to the design and implementation of control over the selection and application of accounting policies for complex, non-routine transactions. This process will include the early identification of complex, non-routine transactions. These transactions will be initially documented by the Company's internal accounting staff. A regular meeting with accounting staff and executive level officers involved and familiar with accounting issues related to complex, non-routine transactions, will be held to review the initial documentation of complex, non-routine transactions. As required, outside legal or accounting advice will be obtained.

Through these steps, the Company believes it is addressing the deficiencies that affected its internal control over financial reporting as of December 31, 2004. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company's internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its internal control over financial reporting system.

Reports of Management and Independent Registered Public Accounting Firm

Management has assessed of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and their report is at page 59.

Deloitte & Touche LLP, independent registered public accounting firm has audited the consolidated financial statements of the Company for the year ended December 31, 2004 and has issued their reports on the financial statements and management's assessment of the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting. However, the Company is in the process of creating a formal process related to the design and implementation of controls over the selection and application of accounting policies for complex, non-routine transactions as noted above. The Company believes that this change in internal controls over financial reporting will improve its financial reporting system but there is no assurance that this change will materially affect the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company's Proxy Statement for the May 26, 2005 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company also included in the Company's Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the text under the caption "Executive Compensation" in the Proxy Statement for the May 26, 2005 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated by reference from the text under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the May 26, 2005 Annual Meeting of Shareholders.

Information concerning the Company's stock option plans is incorporated by reference from the text under the caption "Equity Compensation Plan Information" in the Proxy Statement for the May 26, 2005 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions with officers, directors, and the Company, and equity compensation plan information, is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 26, 2005 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption "Principal Accounting Firm Fees" in the Proxy Statement for the May 26, 2005 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the independent auditors' report are set forth on pages 62 through 91.

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

Heritage Commerce Corp
DATE: March 31, 2005	BY: /s/ William Del Biaggio, Jr. William Del Biaggio, Jr. Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK BISCEGLIA Frank Bisceglia	Director	March 31, 2005
/s/ JAMES BLAIR James Blair	Director	March 31, 2005
/s/ JACK CONNER Jack Conner	Director	March 31, 2005
/s/ WILLIAM DEL BIAGGIO, JR. William Del Biaggio, Jr.	Director and Chairman of the Board and Interim Chief Executive Officer	March 31, 2005
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer, Principal Financial and Accounting Officer	March 31, 2005
/s/ ROBERT MOLES Robert Moles	Director	March 31, 2005
/s/ LON NORMANDIN Lon Normandin	Director	March 31, 2005
/s/ JACK PECKHAM Jack Peckham	Director	March 31, 2005
/s/ HUMPHREY POLANEN Humphrey Polanen	Director	March 31, 2005
/s/ CHARLES TOENISKOETTER Charles Toeniskoetter	Director	March 31, 2005
/s/ RANSON WEBSTER Ranson Webster	Director	March 31, 2005

HERITAGE COMMERCE CORP
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2004

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on its financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management is also responsible for ensuring compliance with federal laws and regulations relating to safety and soundness.

The Company's management has used the Committee of Sponsoring Organizations of the Treadway Commission (COSO) framework to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and identified a material weakness in the design of its internal controls. The Company did not design and implement controls over the selection and application of accounting policies for complex, non-routine transactions.

Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria described in the COSO Internal Control - Integrated Framework.

The Company's independent registered public accounting firm has issued an attestation report on the management's assessment of the Company's internal controls over financial reporting.

Date: March 30, 2005

/s/ William Del Biaggio, Jr. William Del Biaggio, Jr. Interim Chief Executive Officer	/s/ Lawrence D. McGovern Lawrence D. McGovern Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Heritage Commerce Corp:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting, that Heritage Commerce Corp and subsidiary (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that result in a more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: The Company did not design and implement controls over the selection and application of accounting policies for complex, non-routine transactions. This material weakness resulted in restatements of the Company's previously issued interim and annual consolidated financial statements as described in Note 2 to the consolidated financial statements. Additionally, certain audit adjustments to the 2004 consolidated financial statements, which were not material individually, but which affected various financial statement line items, were necessary to present the financial statements in accordance with generally accepted accounting principles. This deficiency was concluded to be a material weakness due to the actual misstatements identified, the potential for additional misstatements, and the lack of other mitigating controls to detect the misstatements. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2004 consolidated financial statements and this report does not affect our report on such consolidated financial statements.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 30, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

San Francisco, California
March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Heritage Commerce Corp:

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp and subsidiary (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heritage Commerce Corp and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an adverse opinion on the effectiveness of the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP

San Francisco, California
March 30, 2005

HERITAGE COMMERCE CORP
CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,
                                                                          -----------------------
                                                                                         2003
                                                                                     (As Restated
(Dollars in thousands)                                                       2004     see Note 2)
------------------------------------------------------------------------  ----------  -----------
                                 ASSETS
Cash and due from banks................................................. $   33,646  $    42,017
Federal funds sold......................................................     24,100       72,200
                                                                          ----------  -----------
                 Total cash and cash equivalents........................     57,746      114,217
Securities available-for-sale, at fair value............................    232,809      153,473
Loans held for sale, at lower of cost or market.........................     37,178       30,638
Loans, net of deferred costs of $726 and $863 for 2004 and 2003.........    725,530      662,157
Allowance for probable loan losses......................................    (12,497)     (13,451)
                                                                          ----------  -----------
                 Loans, net.............................................    713,033      648,706
Premises and equipment, net.............................................      3,183        4,034
Accrued interest receivable and other assets............................     33,226       27,137
Company owned life insurance ...........................................     26,303       25,273
Other investments.......................................................      4,695        2,504
                                                                          ----------  -----------
                TOTAL................................................... $1,108,173  $ 1,005,982
                                                                          ==========  ===========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits
       Demand, noninterest bearing...................................... $  277,451  $   238,423
       Demand, interest bearing.........................................    120,890      105,260
       Savings and money market.........................................    357,318      345,886
       Time deposits, under $100........................................     38,295       39,869
       Time deposits, $100 and over.....................................    104,719       94,002
       Brokered deposits................................................     19,862       11,970
                                                                          ----------  -----------
  Total deposits........................................................    918,535      835,410
  Accrued interest payable and other liabilities........................     19,557       13,785
  Other borrowings......................................................     47,800       43,600
  Notes payable to subsidiary grantor trusts............................     23,702       23,702
                                                                          ----------  -----------
                 Total liabilities......................................  1,009,594      916,497
                                                                          ----------  -----------
Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value; 10,000,000 shares authorized: none
     outstanding........................................................         --           --
  Common stock, no par value; 30,000,000 shares authorized; shares
     outstanding: 11,669,837 in 2004 and 11,381,037 in 2003.............     67,409       65,234
  Unallocated ESOP shares...............................................       (193)        (443)
  Accumulated other comprehensive income (loss),  net of taxes..........     (1,730)          79
  Retained earnings.....................................................     33,093       24,615
                                                                          ----------  -----------
                 Total shareholders' equity.............................     98,579       89,485
                                                                          ----------  -----------
                 TOTAL.................................................. $1,108,173  $ 1,005,982
                                                                          ==========  ===========

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
CONSOLIDATED INCOME STATEMENTS

                                                                             Year ended December 31,
                                                                     ----------------------------------------
                                                                                      2003          2002
                                                                                  (As Restated, (As Restated,
(Dollars in thousands, except per share data)                           2004      see Note 2)    see Note 2)
-------------------------------------------------------------------  -----------  ------------  -------------
Interest income:
  Loans, including fees............................................ $    45,325  $     42,934  $      46,609
  Securities, taxable..............................................       6,418         4,198          4,576
  Securities, non-taxable..........................................         297           411            500
  Interest bearing deposits in other financial institutions........          14            44             88
  Federal funds sold...............................................         363           509            983
                                                                     -----------  ------------  -------------
Total interest income..............................................      52,417        48,096         52,756
                                                                     -----------  ------------  -------------
Interest expense:
  Deposits.........................................................       6,798         7,806         13,353
  Subsidiary grantor trusts........................................       1,958         1,935          1,871
  Other............................................................         892           262             13
                                                                     -----------  ------------  -------------
Total interest expense.............................................       9,648        10,003         15,237
                                                                     -----------  ------------  -------------
Net interest income before provision for probable loan losses......      42,769        38,093         37,519
Provision for probable loan losses.................................         666         2,900          2,663
                                                                     -----------  ------------  -------------
Net interest income after provision for probable loan losses.......      42,103        35,193         34,856
                                                                     -----------  ------------  -------------
Noninterest income:
  Gain on sale of loans............................................       3,052         2,228          2,262
  Servicing income.................................................       2,325         1,819          1,317
  Service charges and other fees on deposit accounts...............       1,799         1,810          1,425
  Appreciation of company owned life insurance.....................       1,031         1,151          1,113
  Equipment leasing................................................         871         1,195            103
  Gain on sales of securities available-for-sale...................         476           735          1,036
  Mortgage brokerage fees............................................       168         1,012          1,085
  Other............................................................         512           479            689
                                                                     -----------  ------------  -------------
Total noninterest income...........................................      10,234        10,429          9,030
                                                                     -----------  ------------  -------------
Noninterest expenses:
  Salaries and employee benefits...................................      18,754        17,975         18,067
  Occupancy........................................................       3,670         3,541          3,207
  Professional fees................................................       2,656         1,548          1,563
  Operational losses...............................................       2,219            (1)            88
  Retirement plan expense..........................................       1,741           741            897
  Loan origination costs...........................................       1,628         1,439          1,277
  Advertising and promotion........................................       1,090           747            737
  Client services..................................................       1,044         1,018          1,100
  Amortization of leased equipment.................................       1,016           985             83
  Furniture and equipment..........................................         921         1,588          1,503
  Amortization of low income housing projects......................         878           398            341
  Data processing expense..........................................         722            87             86
  Other............................................................       4,321         4,284          4,299
                                                                     -----------  ------------  -------------
Total noninterest expenses.........................................      40,660        34,350         33,248
                                                                     -----------  ------------  -------------
Income before provision for income taxes...........................      11,677        11,272         10,638
Provision for income taxes.........................................       3,199         3,496          3,484
                                                                     -----------  ------------  -------------
Net income......................................................... $     8,478  $      7,776  $       7,154
                                                                     ===========  ============  =============
Earnings per share:
   Basic........................................................... $      0.73  $       0.69  $        0.65
   Diluted......................................................... $      0.71  $       0.67  $        0.63

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                                               Accumulated
                                                                  Other
                                         Common Stock         Comprehensive                              Total
                                      ----------------------  Income (Loss)  Unallocated  Retained    Shareholders'   Comprehensive
(Dollars in thousands)                  Shares      Amount    (Net of Taxes) ESOP Shares  Earnings       Equity           Income
                                      -----------  ---------  -------------  ----------  -----------  ------------    --------------
BALANCES, JANUARY  1, 2002 (1)....... 11,114,967  $  63,536  $       1,021  $     (901) $     9,685  $     73,341
Net income (1).......................         --         --             --          --        7,154         7,154  $          7,154
Net change in unrealized
loss on securities
available-for-sale, net of
reclassification adjustment
and taxes............................         --         --            693          --           --           693               693
                                                                                                                      --------------
   Total comprehensive income (1)....                                                                              $          7,847
                                                                                                                      ==============
Amortization of stock compensation...         --         --             --         250           --           250
Additional unallocated ESOP shares...         --         --             --         (42)          --           (42)
Additional paid-in-capital in ESOP...         --         45             --          --           --            45
Stock options exercised..............     99,447        421             --          --           --           421
                                      -----------  ---------  -------------  ----------  -----------  ------------
BALANCES, DECEMBER 31, 2002 (1)...... 11,214,414     64,002          1,714        (693)      16,839        81,862
Net income (1).......................         --         --             --          --        7,776         7,776  $          7,776
Net change in unrealized
gain on securities
available-for-sale, net of
reclassification adjustment
and taxes............................         --         --         (1,635)         --           --        (1,635)           (1,635)
                                                                                                                      --------------
   Total comprehensive income (1)....                                                                              $          6,141
                                                                                                                      ==============
Amortization of stock compensation...         --         --             --         250           --           250
Additional paid-in-capital in ESOP...         --         59             --          --           --            59
Stock options exercised..............    166,623      1,173             --          --           --         1,173
                                      -----------  ---------  -------------  ----------  -----------  ------------
BALANCES, DECEMBER 31, 2003 (1)...... 11,381,037     65,234             79        (443)      24,615        89,485
Net income...........................         --         --             --          --        8,478         8,478  $          8,478
Net change in unrealized
loss on securities
available-for-sale, net of
reclassification adjustment
and taxes............................         --         --           (684)         --           --          (684)             (684)
Additional minimum liblility,
   net of taxes......................         --         --         (1,125)         --           --        (1,125)           (1,125)
                                                                                                                      --------------
   Total comprehensive income .......                                                                              $          6,669
                                                                                                                      ==============
Amortization of stock compensation...         --         --             --         250           --           250
Additional paid-in-capital in ESOP...         --        296             --          --           --           296
Common stock repurchased.............   (263,728)    (4,214)            --          --           --        (4,214)
Stock options exercised..............    552,528      6,093             --          --           --         6,093
                                      -----------  ---------  -------------  ----------  -----------  ------------
BALANCES, DECEMBER 31, 2004.......... 11,669,837  $  67,409  $      (1,730) $     (193) $    33,093  $     98,579
                                      ===========  =========  =============  ==========  ===========  ============

(1) As restated, see Note 2.

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Year ended December 31,
                                                                       ---------------------------------------
                                                                                       2003          2002
                                                                                   (As Restated, (As Restated,
(Dollars in thousands)                                                    2004     see Note 2)   see Note 2)
---------------------------------------------------------------------  ----------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income........................................................... $    8,478  $      7,776  $       7,154
Adjustments to reconcile net income to net cash provided by
  operating activities:
   Net gain / loss on disposals of property and equipment............        (17)          (35)          (100)
   Depreciation and amortization.....................................      1,366         1,995          1,828
   Provision for probable loan losses................................        666         2,900          2,663
   Gain on sales of securities available-for-sale (AFS)..............       (476)         (735)        (1,036)
   Provision for deferred income taxes...............................     (1,163)         (911)        (1,466)
   Non-cash compensation expense related to ESOP plan................        546           309            253
   Amortization / accretion of discounts and premiums on securities..      1,090           591            230
   Gain on sale of loans.............................................     (3,052)       (2,228)        (2,262)
   Proceeds from sales of loans held for sale........................     57,647        46,985         52,200
   Originations of loans held for sale...............................    (74,898)      (79,927)       (66,108)
   Maturities of loans held for sale.................................     13,763        32,616         20,547
   Appreciation of company owned life insurance......................     (1,031)       (1,151)        (1,113)
   Effect of changes in:
      Accrued interest receivable and other assets...................     (3,948)          930         (9,156)
      Accrued interest payable and other liabilities.................      4,540         1,305            417
                                                                       ----------  ------------  -------------
Net cash provided by operating activities............................      3,511        10,420          4,051
                                                                       ----------  ------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans.....................................    (64,712)        9,074        (41,581)
Purchases of securities available-for-sale (AFS).....................   (127,662)     (152,989)       (84,260)
Maturities/Paydowns/Calls of securities available-for-sale (AFS).....     23,270        49,834         24,575
Proceeds from sales of securities available-for-sale (AFS)...........     22,641        73,256         40,033
Maturities/Paydowns/Calls of securities held-to-maturity (HTM).......         --            --          1,776
Purchases of company owned life insurance............................         --          (225)          (750)
Purchase of premises and equipment...................................       (532)         (800)        (1,452)
Redemption (purchase) of other investments...........................     (2,191)          768           (528)
                                                                       ----------  ------------  -------------
Net cash used in investing activities................................   (149,186)      (21,082)       (62,187)
                                                                       ----------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits..................................     83,125        (6,526)        34,028
Proceeds from issuance of mandatorily
 redeemable cumulative trust preferred
 securities of Subsidiary Grantor Trust..............................         --            --          4,000
Net proceeds from issuance of common stock...........................      6,093         1,173            421
Common stock repurchased.............................................     (4,214)           --             --
Net change in other borrowings.......................................      4,200        43,600             --
                                                                       ----------  ------------  -------------
Net cash provided by financing activities............................     89,204        38,247         38,449
                                                                       ----------  ------------  -------------
Net increase (decrease) in cash and cash equivalents.................    (56,471)       27,585        (19,687)
Cash and cash equivalents, beginning of year.........................    114,217        86,632        106,319
                                                                       ----------  ------------  -------------
Cash and cash equivalents, end of year............................... $   57,746  $    114,217  $      86,632
                                                                       ==========  ============  =============

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Interest......................................................... $    9,493  $     10,914  $      17,327
    Income taxes..................................................... $    3,080  $      2,735  $       4,480
Supplemental schedule of non-cash investing and financing activity:
Transfer of investment securities from HTM to AFS.................... $       --  $         --  $      13,619

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

The Company also has four other subsidiaries, Heritage Capital Trust I, and Heritage Statutory Trust I, formed in 2000, Heritage Statutory Trust II, formed in 2001, and Heritage Statutory Trust III, formed in 2002, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. Starting on December 31, 2003, these subsidiary trusts are not consolidated in the Company's consolidated financial statements and the subordinated debt payable to subsidiary grantor trusts is recorded as debt of the Company to the related trusts.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments purchased with remaining terms to maturity of three months or less from the date of acquisition to be cash equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold and purchased for one-day periods.

Securities

The Company classifies its securities into two categories, available-for-sale and held-to-maturity, at the time of purchase and reevaluates such classifications annually. Securities available-for-sale are recorded at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of income taxes, as a net amount within accumulated other comprehensive income (loss), which is a separate component of shareholders' equity, until realized. Securities held-to-maturity are recorded at amortized cost and are based on the Company's positive intent and ability to hold the securities to maturity. As of December 31, 2004 and 2003, all the Company's securities were classified as available-for-sale securities.

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

Generally, if a loan is classified as non-accrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued. Loans are classified as non-accrual when the payment of principal or interest is 90 days past due, unless the amount is well secured and in the process of collection. Any interest or principal payments received on nonaccrual loans are applied toward reduction of principal. Nonaccrual loans generally are not returned to performing status until the obligation is brought current, the loan has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Renegotiated loans are those in which the Company has formally restructured a significant portion of the loan. The remaining portion is charged off, with a concession either in the form of below market rate financing, or debt forgiveness on the charged off portion. Loans that have been renegotiated and have not met specific performance standards for payment are classified as renegotiated loans within the classification of nonperforming assets. Upon payment performance, such loans may be transferred from nonperforming status to accrual status. At December 31, 2004 and 2003 the Company did not have any renegotiated loans outstanding.

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

Other Investments

Other investments consist of FRB and FHLB stock which are carried at cost.

Equipment Under Operating Leases to Others

Equipment under operating leases where the Company is the lessor is carried at cost less accumulated depreciation based on the terms of the leases and is included in other assets. This equipment represents a pool of electronic testing equipment available for short-term rentals purchased in 2002 from a third party, who also services the leases. At December 31, 2004, the Company has $2,807,000 in equipment and $2,085,000 in accumulated depreciation related to these leases. For the year ended December 31, 2004, depreciation expense was $1,016,000 and rental revenue on the lease was $871,000. The Company regularly evaluates this equipment for impairment. In 2004, the Company recorded a write-off on the electronic test equipment of $2,193,000 recorded in operating losses due to an impairment identified.

Termination Benefits

In 2004, the Company recorded certain termination benefits related to the elimination of certain full time positions and the resignation of the former CEO. The Company recorded severance expense of $1,283,000 recognized in salaries and employee benefits and special termination benefit expense of $765,000 recorded in retirement plan expense related to this activity. The Company has a remaining accrual of $431,000 recorded in accrued interest payable and other liabilities at December 31, 2004 related to remaining cash payments to be made under the termination benefits.

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

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 14,336, 253,805 and 884,474 stock options for 2004, 2003, and 2002 that were considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the years presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                               Year ended December 31,
                                                         -------------------------------------
                                                            2004         2003         2002
                                                         -----------  -----------  -----------
Weighted average common shares outstanding - used
in computing basic earnings per share..................  11,559,155   11,221,232   11,063,965
Dilutive effect of stock options outstanding,
using the treasury stock method........................     427,701      351,356      260,685
                                                         -----------  -----------  -----------
Shares used in computing diluted earnings per share....  11,986,856   11,572,588   11,324,650
                                                         ===========  ===========  ===========

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense has been recognized in the financial statements for employee stock option arrangements, as the Company's stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant.

Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 4.10% for 2004, 3.61% for 2003, and 4.34% for 2002; stock volatility of 22% in 2004, 29% in 2003, and 23% in 2002; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Subsequent to the issuance of the 2003 consolidated financial statements, management determined that compensation expense for amortization of fair value of stock awards, net of taxes for 2003 and 2002 had been calculated incorrectly. Accordingly, such pro forma amounts presented in the table below have been restated. The effect was to decrease compensation expense for amortization of fair value of stock awards, net of taxes $160,000 in 2003 and to increase compensation expense for amortization of fair value of stock awards, net of taxes $41,000 in 2002. Pro forma net income per common share increased $0.02 per share basic and $0.02 per share diluted in 2003. Pro forma net income per common share decreased $0.01 per share basic but remained the same per share diluted in 2002. This correction did not impact the Company's consolidated financial position, results of operations, or cash flows for any period presented.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                                 Year ended December 31,
                                                           ---------------------------------
(Dollars in thousands, except per share data)                 2004        2003       2002
---------------------------------------------------------  ----------  ----------  ---------
Net income
    As reported.......................................... $    8,478  $    7,776  $   7,154
    Less: Compensation expense for amortization of
        fair value of stock awards, net of taxes.........       (445)       (521)      (719)
                                                           ----------  ----------  ---------
    Pro forma............................................ $    8,033  $    7,255  $   6,435
                                                           ==========  ==========  =========
Net income per common share - basic
    As reported.......................................... $     0.73  $     0.69  $    0.65
    Pro forma............................................ $     0.69  $     0.65  $    0.58

Net income per common share - diluted
    As reported.......................................... $     0.71  $     0.67  $    0.63
    Pro forma............................................ $     0.67  $     0.63  $    0.57

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which represents the changes in its net assets during the period from non-owner sources. The Company's sources of other comprehensive income are unrealized gains and losses on securities available-for-sale, I/O strips, which are treated like available-for-sale securities, and the additional minimum liability related to the Company's supplemented retirement plan. The items in other comprehensive income are presented net of tax. Reclassification adjustments result from gains or losses on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive incomes as unrealized holding gains and losses in the period in which they are excluded from comprehensive income of the current period. The following is a summary of the components of other comprehensive income:

                                                                         Year ended December 31,
                                                                 -------------------------------------
(Dollars in thousands)                                              2004         2003         2002
---------------------------------------------------------------  -----------  -----------  -----------
Net income..................................................... $     8,478  $     7,776  $     7,154
                                                                 -----------  -----------  -----------
Other comprehensive income, net of tax:
  Net unrealized holding gains (losses) on available-for-sale securities during the year, net of tax of $245, $817, and
   $(1,006) for 2004, 2003 and 2002............................        (338)      (1,128)       1,389
  Additional minimum liability, net of tax of $815 for 2004....      (1,125)          --           --
  Less: reclassification adjustment for net realized
  gains, net of tax of $130, $228, and $340 for 2004, 2003 and
  2002, on available-for-sale securities included
  in net income during the year................................        (346)        (507)        (696)
                                                                 -----------  -----------  -----------
Other comprehensive income (loss) .............................      (1,809)      (1,635)         693
                                                                 -----------  -----------  -----------
Comprehensive income........................................... $     6,669  $     6,141  $     7,847
                                                                 ===========  ===========  ===========

Segment Reporting

HBC is an independent community business bank with eight branch offices, which offer similar products to customers located in Santa Clara, Alameda, and Contra Costa counties of California. No customer accounts for more than 10 percent of revenue for HBC or the Company. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary bank all operate as one business segment.

Reclassifications

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

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

Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how the Company should classify and measure certain financial instruments with characteristics of both liabilities and equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003, and to other instruments effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

Employers' Disclosures about Pensions and Other Postretirement Benefits

In December 2003, the FASB issued SFAS No. 132R, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statement No. 87, 88, and 106." The Statement expands the disclosure requirements of SFAS No. 132 to include information describing measurement date(s), plan obligations, cash flows, and components of net periodic benefit costs of defined pension plans and other defined benefit postretirement plans. The Statement was effective for financial statements with fiscal years ending after December 15, 2003, with additional disclosure of expected benefits to be paid in each of the next five years and in the aggregate for the five years thereafter required for fiscal years ending after June 15, 2004. The disclosures required under SFAS No. 132R are contained in Note 11 of these consolidated financial statements.

Accounting for Share-Based Payments

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement is effective for interim periods beginning after June 15, 2005 and requires adoption using a modified prospective application or a modified retrospective application. The Company has not yet concluded on the method of adoption allowed by the Statement and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations. Disclosure required under SFAS No. 123 is shown in Note 1 of these consolidated financial statements.

Accounting for Guarantors and Disclosure Requirements for Guarantees

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others." FIN 45 expands on the accounting guidance of Statements No. 5, 57, and 107 and incorporates without change the provisions of FIN 34, which is superceded. FIN 45 elaborates on the existing disclosure requirements for most guarantees and requires that guarantors recognize a liability for the fair value of guarantees at inception. The disclosure requirements of FIN 45 were effective for financial statement periods ending after December 15, 2002. The initial recognition and measurement provisions of FIN 45 are applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the measurement provisions of FIN 45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (VIE) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company's interest in the VIE is such that the company will absorb a majority of the VIE's expected losses and/or receive a majority of the VIE's expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R was effective for all VIE's created after January 31, 2003 in the reporting period ending after March 15, 2004, and became effective for VIE's that existed before February 1, 2003 for the first period ending after December 15, 2003. Under FIN 46R, the Company's subsidiaries, which issued mandatorily redeemable trust preferred securities, were required to be deconsolidated. The Company applied the provisions of FIN 46R to the VIE and deconsolidated its assets and liabilities. Deconsolidation of these entities resulted in total assets and total liabilities increasing by $702,000 and did not have any impact on the Company's results of operations. The adoption of FIN 46R did not have any other material impact on the Company's financial position or result of operations.

(2) RESTATEMENT

Subsequent to the issuance of the Company's consolidated financial statements for the year ended December 31, 2003, management determined that the 2003 and 2002 financial statements should be restated as a result of the following three accounting errors.

  An asset which the Company had accounted for as a direct financing lease and classified as a part of the loan portfolio as of December 31, 2003 should have been accounted for as equipment subject to an operating lease and classified as an other asset. The book value of the equipment subject to an operating lease related to this error is approximately $3,931,000 at December 31, 2003.

  The Company determined that it needed order to increase other assets and other liabilities $2,515,000 as of December 31, 2003, from the amounts previously reported to record unconditional, legally binding delayed equity contributions to low income housing partnerships in accordance with Emerging Issues Task Force (EITF) Issue No. 94-1, "Accounting for Tax Benefits Resulting From Investments in Affordable Housing Projects".

  The Company determined that its previous method of accounting for rent holidays and step-up rents in its facilities lease agreements was not appropriate and that it should have accounted for rent holidays and step-up rents on a straight-line basis. The after-tax income statement effect for years ended December 31, 2003 and 2002 was to reduce income by $6,000 and $23,000, respectively.

The following is a summary of the significant effects of the restatements on the consolidated balance sheet as of December 31, 2003:

                                                                         As Previously
December 31, 2003 (Dollars in thousands)                                   Reported   Adjustments   As Restated
------------------------------------------------------------------------  ----------  -----------   ----------
Loans, net of deferred costs of $726 and $863 for 2004 and 2003......... $  666,088  $    (3,931) $   662,157
Loans, net.............................................................. $  652,637  $    (3,931) $   648,706
Accrued interest receivable and other assets............................ $   20,425  $     6,712  $    27,137
Total assets............................................................ $1,003,201  $     2,781  $ 1,005,982
Accrued interest payable and other liabilities.......................... $   10,643  $     3,142  $    13,785
Total liabilities....................................................... $  913,355  $     3,142  $   916,497
Retained earnings....................................................... $   24,976  $      (361) $    24,615
Total shareholders' equity.............................................. $   89,846  $      (361) $    89,485
Total liabilities and shareholders' equity ............................. $1,003,201  $     2,781  $ 1,005,982

The following is a summary of the effects of the restatements on the consolidated income statements for the fiscal years ended December 31, 2003 and 2002:

                                                                     As Previously
December 31, 2003 (Dollars in thousands)                               Reported    Adjustments    As Restated
-------------------------------------------------------------------  ------------  ------------  -------------
Occupancy.......................................................... $      3,531  $         10  $       3,541
Total noninterest expenses......................................... $     34,340  $         10  $      34,350
Income before provision for income taxes........................... $     11,282  $        (10) $      11,272
Provision for income taxes......................................... $      3,500  $         (4) $       3,496
Net income......................................................... $      7,782  $         (6) $       7,776

                                                                     As Previously
December 31, 2002 (Dollars in thousands)                               Reported    Adjustments    As Restated
-------------------------------------------------------------------  ------------  ------------  -------------
Occupancy.......................................................... $      3,168  $         39  $       3,207
Total noninterest expenses......................................... $     33,209  $         39  $      33,248
Income before provision for income taxes........................... $     10,677  $        (39) $      10,638
Provision for income taxes......................................... $      3,500  $        (16) $       3,484
Net income......................................................... $      7,177  $        (23) $       7,154

(3) SECURITIES

The amortized cost and estimated fair value of securities as of December 31, 2004 were as follows:

                                                                      Gross        Gross      Estimated
                                                    Amortized      Unrealized   Unrealized      Fair
(Dollars in thousands)                                Cost            Gains       Losses        Value
------------------------------------------------  -------------    -----------  -----------  -----------
Securities available-for-sale:
    U.S. Treasury............................... $       5,998    $        --  $        56  $     5,942
    U.S. Government Agencies....................        91,245              2          939       90,308
    Municipals - Tax Exempt.....................         9,211             26           31        9,206
    FHLMC and FNMA Mortgage-Backed Securities...       108,642            278        1,734      107,186
    GNMA Mortgage-Backed Securities.............           520             29           --          549
    CMOs........................................        19,843              1          226       19,618
                                                  -------------    -----------  -----------  -----------
Total securities available-for-sale............. $     235,459    $       336  $     2,986  $   232,809
                                                  =============    ===========  ===========  ===========

The amortized cost and estimated fair value of securities as of December 31, 2003 were as follows:

                                                                      Gross        Gross      Estimated
                                                    Amortized      Unrealized   Unrealized      Fair
(Dollars in thousands)                                Cost            Gains       Losses        Value
------------------------------------------------  -------------    -----------  -----------  -----------
Securities available-for-sale:
    U.S. Treasury............................... $       6,989    $        26  $        --  $     7,015
    U.S. Government Agencies....................        36,138            105          128       36,115
    Municipals - Tax Exempt.....................        15,247            500           43       15,704
    FHLMC and FNMA Mortgage-Backed Securities...        79,996            263        1,490       78,769
    GNMA Mortgage-Backed Securities.............           799             47           --          846
    CMOs........................................        15,154             10          140       15,024
                                                  -------------    -----------  -----------  -----------
Total securities available-for-sale............. $     154,323    $       951  $     1,801  $   153,473
                                                  =============    ===========  ===========  ===========

At the March 17-18, 2004 Emerging Issues Task Force meeting, the Task Force reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Issue 03-1 provides guidance for the determination of when an investment is other-than-temporarily impaired. The guidance for evaluating whether an investment is other-than-temporarily impaired should be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. On September 30, 2004, the FASB deferred the effective date of paragraphs 10 through 20 of EITF Issue No. 03-1. Application of those paragraphs is deferred pending issuance of a final FASB Staff Position. Management is in the process of evaluating the impacts of EITF 03-1 guidance. Other-than-temporary impairment that may need to be recognized upon adoption of Issue 03-1 will be dependant on market conditions and management's intent and ability at the time of the impairment evaluation to hold investments with market values below amortized cost until a forecasted recovery in fair value up to (or beyond) amortized cost.

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

                                                 Less Than 12 Months     12 Months or More         Total
                                                ---------------------  --------------------  --------------------
                                                 Market     Unrealized  Market    Unrealized  Market    Unrealized
(Dollars in thousands)                            Value      Losses      Value     Losses      Value     Losses
----------------------------------------------  ---------   ---------  ---------  ---------  ---------  ---------
    U.S. Treasury............................. $   5,942  $       56  $      --  $      --  $   5,942  $      56
    U.S. Government Agencies..................    84,955         842  $   2,903  $      97     87,858        939
    Municipals................................     6,400          31         --         --      6,400         31
    FHLMC and FNMA Mortgage-Backed Securities.    34,455         497     41,430      1,237     75,885      1,734
    CMOs......................................    12,117         226         --         --     12,117        226
                                                ---------   ---------  ---------  ---------  ---------  ---------
Total securities available-for-sale........... $ 143,869  $    1,652  $  44,333  $   1,334  $ 188,202  $   2,986
                                                =========   =========  =========  =========  =========  =========

At December 31, 2004, the Company held 101 securities, of which 64 had market values below amortized cost. Six securities have been carried with an unrealized loss for over 12 months. Higher interest rates at December 31, 2004 resulted in lower market values for the period. Other than temporary loss was primarily due to interest rates. There was no security which sustained downgrades in credit ratings. All principal amounts are expected to be paid when securities mature. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2004.

The amortized cost and estimated fair values of securities as of December 31, 2004 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

                                                     Available-for-sale
                                                  ----------------------------
                                                                    Estimated
                                                    Amortized         Fair
(Dollars in thousands)                                Cost            Value
------------------------------------------------  -------------    -----------
Due within one year............................. $      25,781    $    25,626
Due after one through five years................        80,880         80,042
Due after five through ten years................        11,438         11,400
Due after ten years.............................       117,360        115,741
                                                  -------------    -----------
Total........................................... $     235,459    $   232,809
                                                  =============    ===========

Sales of securities available-for-sale resulted in gross realized gains of $477,000, $816,000, and $1,036,000 during the years ended December 31, 2004, 2003, and 2002, respectively.

Sales of securities available-for-sale resulted in gross realized losses of $1,000, $81,000, and $0 during the years ended December 31, 2004, 2003, and 2002, respectively.

Securities with amortized cost of $85,883,000 and $49,474,000 as of December 31, 2004 and 2003 were pledged to secure public and certain other deposits as required by law or contract.

(4) LOANS

Loans as of December 31, 2004 and 2003 were as follows:

(Dollars in thousands)                                2004            2003
------------------------------------------------  -------------    -----------
Loans held for sale............................. $      37,178    $    30,638
                                                  =============    ===========
Loans held for investment
  Commercial.................................... $     300,452    $   281,561
  Real estate - mortgage........................       303,154        276,908
  Real estate - land and construction...........       118,290        101,082
  Consumer......................................         2,908          1,743
                                                  -------------    -----------
Total loans.....................................       724,804        661,294
Deferred loan costs.............................           726            863
Allowance for probable loan losses..............       (12,497)       (13,451)
                                                  -------------    -----------
Loans, net...................................... $     713,033    $   648,706
                                                  =============    ===========

Included in commercial loans at December 31, 2004 and 2003 were overdrafts from various deposit accounts of approximately $1,411,000 and $804,000, respectively.

Changes in the allowance for probable loan losses were as follows:

                                                          Year ended December 31,
                                                  -----------------------------------------
(Dollars in thousands)                                2004            2003         2002
------------------------------------------------  -------------    -----------  -----------
Balance, beginning of year...................... $      13,451    $    13,227  $    11,154
                                                  -------------    -----------  -----------
Loans charged-off...............................        (2,901)        (2,906)        (936)
Recoveries......................................         1,562            230          346
                                                  -------------    -----------  -----------
Net loans charged-off...........................        (1,339)        (2,676)        (590)
Provision for probable loan losses..............           666          2,900        2,663
Reclassification to other liabilities...........          (281)(1)         --           --
                                                  -------------    -----------  -----------
Balance, end of year............................ $      12,497    $    13,451  $    13,227
                                                  =============    ===========  ===========

(1) The Company reclassified the allowance for probable loan losses on unused commitments of $281,000 to other liabilities as of December 31, 2004.

As of December 31, 2004, the Company had $1,028,000 in loans on nonaccrual status, which were considered impaired loans. The impaired loans had a related valuation allowance of $250,000 as of December 31, 2004. For the year ended December 31, 2004, the average recorded investment in loans for which impairment has been recognized was approximately $1,111,000. The Company had $302,000 in loans past due 90 days or more and still accruing interest and no restructured loans as of December 31, 2004.

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

For the year ended December 31, 2004, the Company had $369,000 in foregone interest income on nonaccrual loans and the Company recognized $36,000 in interest income for cash payments received on nonaccrual loans. For the year ended December 31, 2003 the Company had $167,000 in foregone interest income on nonaccrual loans and the Company recognized $3,000 in interest income for cash payments received on nonaccrual loans. For the year ended December 31, 2002 the Company had $70,000 in foregone interest income on nonaccrual loans and the Company recognized $134,000 in interest income for cash payments received on nonaccrual loans.

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

HBC makes loans to executive officers, directors, and their affiliates in the ordinary course of business. These transactions were on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk or unfavorable terms for the Bank.

The following table presents the loans outstanding to related parties, with interest rates at December 31, 2004, ranging from 5.5% to 7.25%, for the years ended December 31, 2004 and 2003:

(Dollars in thousands)                                2004            2003
------------------------------------------------  -------------    -----------
Beginning balance............................... $       5,250    $    11,155
Advances on loans during the year...............         1,252          1,817
Repayment on loans during the year..............        (1,873)        (7,722)
                                                  -------------    -----------
Ending balance.................................. $       4,629    $     5,250
                                                  =============    ===========

Loan Servicing

At December 31, 2004 and 2003, the Company serviced loans guaranteed by the Small Business Administration which it had sold to the secondary market of approximately $146,071,000 and $117,770,000.

At December 31, 2004 and 2003, the balance of the servicing assets was $2,213,000 and $1,876,000, respectively. There was no valuation allowance as of December 31, 2004 and 2003 as the fair market value of the assets was greater than the carrying value. At December 31, 2004 and 2003, the carrying amount of Interest-Only (I/O) strip receivable was $3,954,000, net of an unrealized gain of $1,536,000, and $2,803,000, net of an unrealized gain of $925,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans was $2,325,000 and $1,819,000 in 2004 and 2003. Amortization of the related assets for 2004 and 2003 was $1,609,000 and $1,346,000, respectively. In recording the initial value of the servicing assets and the fair value of the I/O strip receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. Management's estimate of constant prepayment rate ("CPR") was 14% for the year ended December 31, 2004 and 2003. The weighted average discount rate assumption was 9% and 10%, respectively, for the year ended December 31, 2004 and 2003. These prepayment and discount rates were based on current market conditions and historical performance of the various loan pools. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

At December 31, 2004, key economic assumptions and the sensitivity of the current fair value of residual cash flows on the Interest-Only (I/O) strip to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(Dollars in thousands)
----------------------------------------------------------------------------------
Carrying amount/fair value of interest-only (I/O strip)........................... $  3,954
Weighted average life (in years)..................................................      4.6
Prepayment speed assumption (annual rate).........................................       14%
Impact on fair value of 10% adverse change in prepayment speed (CPR 15%).......... $   (151)
Impact on fair value of 20% adverse change in prepayment speed (CPR 17%).......... $   (426)
Residual cash flow discount rate assumption (annual)..............................        9%
Impact on fair value of 10% adverse change in discount rate (10% discount rate)... $   (132)
Impact on fair value of 20% adverse change in discount rate (11% discount rate)... $   (256)

It is the policy of management to review key economic assumptions used in FAS 140 accounting model to establish the value of the I/O strip on a quarterly basis. The bank has completed a sensitivity analysis to determine the impact on the value of the asset in the event of a 10% and 20% adverse change, independently from any change in another key assumption. This test involved the "Prepayment speed assumption (CPR)" and the "Residual cash flow discount rate". The value of the asset can be adversely impacted by a significant increase in either the "prepayment speed" of the portfolio or a significant increase in the "discount rate".

(5) PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2004 and 2003 were as follows:

(Dollars in thousands)                                2004            2003
------------------------------------------------  -------------    -----------
Furniture and equipment......................... $       4,404    $     4,145
Leasehold improvements..........................         4,285          4,339
                                                  -------------    -----------
                                                         8,689          8,484
Accumulated depreciation and amortization.......        (5,506)        (4,450)
                                                  -------------    -----------
Premises and equipment, net..................... $       3,183    $     4,034
                                                  =============    ===========

Depreciation expense was $1,366,000, $1,995,000, and $1,828,000 for the year ended December 31, 2004, 2003, and 2002, respectively.

(6) DEPOSITS

At December 31, 2004, the Company had $32,796,000 in interest bearing time deposits with a remaining term of greater than one year, of which $27,290,000 exceeded $100,000. Maturity information of all interest bearing time deposits with a remaining term of greater than one year is summarized below.

                                                  December 31,
(Dollars in thousands)                                2004
------------------------------------------------  -------------
Due after one year through two years............ $      16,096
Due after two years through three years.........         8,785
Due after three years through four years..........       7,915
Due after four years through five years...........          --
Due after five years..............................          --
                                                  -------------
Total time deposits............................. $      32,796
                                                  =============

(7) BORROWING ARRANGEMENTS

FHLB Borrowings & Available Lines of Credit

The Company maintains a collateralized line of credit with the Federal Home Loan Bank (the FHLB) of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2004, the Company had no borrowing outstanding from FHLB. At December 31, 2004, the Company has Federal funds purchase lines and lines of credit available of $56,000,000. The following table represents the Company's total other borrowings for the period indicated:

                                                           December 31,
                                                  ----------------------------
(Dollars in thousands)                                2004            2003
------------------------------------------------  -------------    -----------
FHLB short-term borrowings...................... $          --    $    15,000
Long-term borrowings............................        47,800         28,600
                                                  -------------    -----------
Total other borrowings.......................... $      47,800    $    43,600
                                                  =============    ===========

The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

(Dollars in thousands)                           2004          2003
-------------------------------------------  ------------  ------------
Average balance during the year............ $     43,109  $     15,387
Average interest rate during the year......         2.07%         1.71%
Maximum month-end balance during the year.. $     48,600  $     43,600
Average rate at December 31................         2.21%         1.68%

The maturity of the Company's total other borrowings, at December 31, 2004, are as follows:

(Dollars in thousands)                              2005       2006        2007       2008      2009    There After   Total
-----------------------------------------------   --------  ----------  ----------  --------  --------  ----------  ---------
    Long -term borrowings......................  $ 15,100  $   10,900  $   10,900  $ 10,900  $     --  $       --  $  47,800

Notes Payable to Subsidiary Grantor Trusts

The following is a summary of the notes payable to the Company's subsidiary grantor trusts at December 31:

(Dollars in thousands)                                                     2004          2003
----------------------------------------------------------------------   ---------    -----------
    Subordinated debentures due to Heritage Capital Trust I with interest payable semi-anually at 10.875%, redeemable with a premium beginning March 8, 2010 and with no premium beginning
    March 8, 2020 and due March 8, 2030............................... $    7,217   $      7,217
    Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-anually at 10.6%, redeemable with a
    premium beginning September 7, 2010 and with no premium beginning
    September 7, 2020 and due September 7, 2030.......................      7,206          7,206
    Subordinated debentures due to Heritage Statutory Trust II with interest payable semi-anually based on 3-month Libor plus 3.58%
    (6.13% at December 31, 2004), redeemable with a premium beginning
    July 31, 2006 and with no premium beginning July 31, 2011 and
    due July 31, 2031.................................................      5,155          5,155
    Subordinated debentures due to Heritage Statutory Trust III with interest payable semi-anually based on 3-month Libor plus 3.40%
    (5.95% at December 31, 2004), redeemable with a premium beginning
    September 26, 2007 and with no premium beginning September 26,
    2012 and due September 26, 2032...................................      4,124          4,124
                                                                         ---------    -----------
Total................................................................. $   23,702   $     23,702
                                                                         =========    ===========

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trusts. The amount of deferred costs at December 31, 2004, 2003 and 2002 was $601,000, $624,000 and $647,000, respectively. Deferred costs amortization for the years ended December 31, 2004, 2003 and 2002 was $23,000, $23,000 and $31,000, respectively.

(8) INCOME TAXES

The provision for income taxes for the years ended December 31, consisted of the following:

                                                                 December 31,
                                                  -----------------------------------------
(Dollars in thousands)                                2004            2003         2002
------------------------------------------------  -------------    -----------  -----------
Current:
  Federal....................................... $       3,439    $     3,463  $     3,890
  State.........................................           923            944        1,060
                                                  -------------    -----------  -----------
Total current...................................         4,362          4,407        4,950
                                                  -------------    -----------  -----------
Deferred:
  Federal.......................................          (844)          (658)      (1,037)
  State.........................................          (319)          (253)        (429)
                                                  -------------    -----------  -----------
Total deferred..................................        (1,163)          (911)      (1,466)
                                                  -------------    -----------  -----------
Provision for income taxes...................... $       3,199    $     3,496  $     3,484
                                                  =============    ===========  ===========

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

                                                                   December 31,
                                                  -----------------------------------------
                                                      2004            2003         2002
                                                  -------------    -----------  -----------
Statutory federal income tax rate...............          35.0%         35.0%       35.0%
State income taxes, net of federal tax benefit..           7.9            5.2          4.5
Low income housing credits......................          (5.3)          (2.6)          --
Non-taxable interest income.....................          (2.6)          (1.2)        (1.6)
Officers' life insurance........................          (8.8)          (3.6)        (3.5)
Other...........................................           1.2           (1.8)        (1.6)
                                                  -------------    -----------  -----------
Effective tax rate..............................          27.4%         31.0%       32.8%
                                                  =============    ===========  ===========

Net deferred tax asset as of December 31, consists of the following:

                                                          December 31,
                                                  ----------------------------
(Dollars in thousands)                                2004            2003
------------------------------------------------  -------------    -----------
Deferred tax assets:
    Allowance for loan losses................... $       5,255    $     5,656
    Securities available-for-sale...............            --             32
    Accrued expenses............................         4,127          1,978
    FHLB stock..................................            --            602
    State income taxes..........................           323            332
    Net operating loss carryforward.............           103            225
    Other.......................................         1,408            678
                                                  -------------    -----------
Total deferred tax assets.......................        11,216          9,503
                                                  -------------    -----------
Deferred tax liabilities:
    Securities available-for-sale...............          (468)            --
    Leases......................................           (89)          (455)
    Loan fees...................................          (989)          (112)
    Other.......................................          (278)          (207)
                                                  -------------    -----------
Total deferred tax liabilities..................        (1,824)          (774)
                                                  -------------    -----------
Net deferred tax assets......................... $       9,392    $     8,729
                                                  =============    ===========

The Company believes that it is more likely than not that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The Company has net operating loss carryforwards of $295,000 for federal income tax purposes. These losses related to the entity that was the predecessor of the Bank, and are subject to restrictions as a result of the change of control that limits the maximum annual recovery of the net operating loss to $295,000. The net operations losses of approximately $290,000 expire in 2005, $3,000 expire in 2008 and $2,000 expire in 2009. Management has determined that a valuation allowance is not necessary.

(9) STOCK BASED COMPENSATION

The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of December 31, 2004, there are 276,500 shares available for future grants under the Plan. Option activity under the Plan is as follows:

                                                                                     Weighted
                                                                          Number      Average
                                                                            of       Exercise
                                                                          Shares       Price
                                                                        -----------  ---------
Options Outstanding at January 1, 2002
(1,148,381 exercisable at weighted average exercise price of $7.69)....  1,546,651  $    8.25
Granted (weighted average fair value of $3.13).........................    300,500  $    8.63
Exercised..............................................................    (99,447) $    2.80
Cancelled..............................................................   (149,692) $   11.14
                                                                        -----------
Options Outstanding at December 31, 2002
(1,144,948 exercisable at weighted average exercise price of $8.18)....  1,598,012  $    8.39
Granted (weighted average fair value of $4.45).........................     94,438  $   10.95
Exercised..............................................................   (166,623) $    5.57
Cancelled..............................................................    (66,989) $    9.45
                                                                        -----------
Options Outstanding at December 31, 2003
(1,134,344 exercisable at weighted average exercise price of $8.69)....  1,458,838  $    8.82
Granted (weighted average fair value of $5.03).........................    184,500  $   14.37
Exercised..............................................................   (552,528) $    7.81
Cancelled..............................................................   (103,835) $   10.68
                                                                        -----------
Options Outstanding at December 31, 2004
(723,336 exercisable at weighted average exercise price of $9.52)......    986,975  $   10.23
                                                                        ===========

Additional information regarding options outstanding under the Plan as of December 31, 2004 is as follows:

                                   Weighted
                                    Average    Weighted                Weighted
                                   Remaining    Average                 Average
Range of               Number     Contractual  Exercise     Number     Exercise
Exercise Prices      Outstanding  Life (Yrs.)    Price   Exercisable     Price
------------------- ------------- -----------  --------- ------------  ---------
$ 1.42  -  $4.41...       40,787        1.50  $    2.62       40,787  $    2.62
$ 4.42  -  $5.32...       34,296        2.43  $    5.22       34,296  $    5.22
$ 5.33  -  $9.70...      470,505        5.91  $    8.87      381,265  $    8.91
$ 9.71  -  $16.37..      417,887        6.73  $   12.49      266,176  $   11.98
$16.38 -  $19.06...       23,500        9.87  $   17.94          812  $   17.68
                    -------------                        ------------
$ 1.42  -  $19.06..      986,975        6.05  $   10.23      723,336  $    9.52
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

(10) LEASES

Operating Leases

The Company leases its premises under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

(Dollars in thousands)
Year ending December 31,
---------------------------------------------------------
   2005.................................................. $    2,186
   2006..................................................      2,084
   2007..................................................      2,127
   2008..................................................      1,672
   2009..................................................      1,392
 Thereafter..............................................        910
                                                           ----------
 Total................................................... $   10,371
                                                           ==========

Rent expense under operating leases was $2,610,000, $2,609,000, and $2,506,000, during the years ended December 31, 2004, 2003, and 2002. Rent expense was reduced by deferred rent concessions on one of the Company's locations of $42,000 for the year ended December 31, 2004 and $46,000 for the year ended December 31, 2003 and 2002.

(11) BENEFIT PLANS

The Company offers a 401(k) savings plan. All salaried employees are eligible to contribute up to 20% of their pre-tax compensation (to maximums established by the Internal Revenue Code) to the plan through salary deductions under Section 401(k) of the Internal Revenue Code. The Company has made a discretionary matching contribution of up to $1,500 for each employee's contributions in 2004, 2003 and 2002. Contributions paid were $292,000, $284,000, and $304,000 in 2004, 2003 and 2002.

The Company also sponsors an employee stock ownership plan. The plan allows the Company to purchase shares on the open market and award those shares to certain employees in lieu of paying cash bonuses. To be eligible to receive an award of shares under this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company, or its subsidiary, on December 31. Awards under this plan generally vest over four years. During 2004, 2003 and 2002, the Company made contributions of $450,000, $397,000, and $358,000 into the Plan. The amount contributed was recognized as salaries and benefits expense in the Company's financial statements. On September 7, 2001, the ESOP borrowed $1,000,000 from an unaffiliated third party lender in order to fund the purchase of common stock of the Company. This loan is being repaid with annual installments of principal of $250,000 until September 7, 2005, at which time the principal outstanding balance together with accrued interest is due and payable. An annual rate of interest, equal to Prime rate plus 0.50% floating on a daily basis, is due on the first day of each month. The funds for repayment will be primarily coming from the Company's contributions to the ESOP over a similar time period. The loan is collateralized by the 127,000 shares of the Company's common stock held by the ESOP. At December 31, 2004, the ESOP owned approximately 197,900 shares of the Company's stock. At December 31, 2004 and 2003, the unearned compensation related to the ESOP was $193,000 and $443,000. These amounts are shown as a reduction of shareholders equity in the Consolidated Balance Sheets.

The Company also has a nonqualified deferred compensation plan for the directors ("Deferral Plan"). Under the Deferral Plan, a participating director may defer up to 100% of his monthly board fees into the Deferral Plan for up to ten years. Amounts deferred earn interest at the rate of 8% per annum. The director may elect a distribution schedule of up to ten years with interest accruing (at the same 8%) on the declining balance. The Company's deferred compensation obligation of $412,000 and $332,000 as of December 31, 2004 and 2003 is included in "Accrued interest payable and other liabilities".

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

The Company has a supplemental retirement plan covering key executives and directors (Plan). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. The deferred benefit represents a stated amount for key executives and directors that generally vest over nine years and is reduced for early retirement. The Company has purchased insurance on the lives of the directors and executive officers in the plan and intends to use the cash values of these policies ($26,303,000 and $25,273,000 at December 31, 2004 and 2003, respectively) to pay the retirement and death benefit obligations. If the life insurance contract is terminated by the Company, the Company still has the obligation to pay the retirement and death benefits. The accrued pension obligation was $5,805,000 and $4,129,000 as of December 31, 2004 and 2003, respectively, and is included in "Accrued interest payable and other liabilities". Accordingly, the plan had additional minimum liabilities of $1,940,000 as of December 31, 2004, and $0 as of December 31, 2003 and 2002. Due to these additional minimum liabilities, the plan also had accumulated other comprehensive expense before taxes of $1,940,000 as of December 31, 2004, and $0 as of December 31, 2003 and 2002. The measurement date at the plan is December 31.

The following table sets forth the unqualified supplemental retirement defined benefit plan's status at December 31:

(Dollars in thousands)                                        2004        2003       2002
                                                           ----------  ----------  ---------
Change in projected benefit obligation
  Projected benefit obligation at beginning of year...... $    3,962  $    3,350  $   2,399
  Service cost...........................................        473         457        636
  Interest cost..........................................        386         198        153
  Actuarial (gain)/loss..................................      2,223         (43)       162
  Special termination benefits...........................        765          --         --
  Benefits paid..........................................        (64)         --         --
                                                           ----------  ----------  ---------
  Projected benefit obligation at end of year............ $    7,745  $    3,962  $   3,350
                                                           ==========  ==========  =========

(Dollars in thousands)                                        2004        2003       2002
                                                           ----------  ----------  ---------
Change in Plan assets
   Fair value of Plan assets at beginning of year........ $       --  $       --  $      --
      Actual return on assets............................         --          --         --
      Employer contribution..............................         64          --         --
      Benefits paid......................................        (64)         --         --
                                                           ----------  ----------  ---------
   Fair value of Plan assets at end of year.............. $       --  $       --  $      --
                                                           ==========  ==========  =========

Unfunded Status.......................................... $   (7,745) $   (3,962) $  (3,350)
Unrecognized net actuarial (gain)/loss...................      1,940        (167)      (125)
                                                           ----------  ----------  ---------
Net amount recognized.................................... $   (5,805) $   (4,129) $  (3,475)
                                                           ==========  ==========  =========

Accrued benefit liability................................ $   (7,745) $   (3,962) $  (3,350)
Accumulated other comprehensive expense..................      1,940          --         --
                                                           ----------  ----------  ---------
Net amount recognized.................................... $   (5,805) $   (3,962) $  (3,350)
                                                           ==========  ==========  =========

Weighted-average assumptions as of December 31
   Discount rate.........................................       5.60%       7.00%      7.00%
   Rate of compensation increase.........................         N/A         N/A        N/A
   Expected return on Plan assets........................         N/A         N/A        N/A

The following benefit payments, which reflect anticipated future events, as appropriate, are expected to be paid over the following years:

   Year       Benefit Payments
 -------    ---------------------
           (Dollars in thousands)
   2005    $       64
   2006           126
   2007           164
   2008           225
   2009           241
2010 to 2014     2909

The elements of pension costs for the unqualified supplemental retirement defined benefit plan at December 31, 2004 were as follows:

(Dollars in thousands)                                        2004        2003       2002
                                                           ----------  ----------  ---------
Components of net periodic benefits cost
   Service cost.......................................... $      473  $      457  $     636
   Interest cost.........................................        386         198        153
   Amortization of (gain)/loss...........................        116         (23)       130
                                                           ----------  ----------  ---------
   Net periodic benefit cost.............................        975         632        919
   Expense due to special termination benefits...........        765          --         --
                                                           ----------  ----------  ---------
   Total expense..........................................$    1,740  $      632  $     919
                                                           ==========  ==========  =========

The net periodic pension cost was determined using the following assumptions:

                                                              2004        2003       2002
                                                           ----------  ----------  ---------
Discount rate in determining expense.....................       6.25%       7.00%      7.00%
Discount rate in determining benefit obligations at year en     5.60%       7.00%      7.00%
Rate of increase in future compensation levels
   for determining expense.................................       N/A         N/A        N/A
Rate of increase in future compensation levels
   for determining benefit obligations at year end.........       N/A         N/A        N/A
Expected return on Plan assets...........................         N/A         N/A        N/A

(12) DISCLOSURES OF FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2004 and 2003 were as follows:

                                                                    2004                    2003
                                                           ----------------------  --------------------
                                                                       Estimated              Estimated
                                                            Carrying      Fair     Carrying     Fair
(Dollars in thousands)                                      Amounts      Value      Amounts     Value
---------------------------------------------------------  ----------  ----------  ---------  ---------
Assets
  Cash and cash equivalents.............................. $   57,746  $   57,746  $ 114,217  $ 114,217
  Securities.............................................    232,809     232,809    153,473    153,473
  Loans, including loans held for sale, net..............    750,212     748,139    683,275    682,120
  Other investments, including company owned life insuran     30,998      30,998     27,777     27,777

Liabilities
  Time deposits.......................................... $  162,876  $  162,436  $ 145,841  $ 146,403
  Other deposits.........................................    755,659     755,659    689,569    689,569
  Other borrowings.......................................     47,800      43,800     43,600     44,843
  Notes payable subsidiary grantor trusts................     23,702      21,702     23,702     21,859

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

(13) COMMITMENTS AND CONTINGENCIES

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

Commitments to extend credit as of December 31, were as follows:

(Dollars in thousands)                                        2004        2003
---------------------------------------------------------  ----------  ----------
Commitments to extend credit............................. $  313,036  $  269,504
Standby letters of credit................................      5,256       4,449
                                                           ----------  ----------
                                                          $  318,292  $  273,953
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

Standby letters of credit are written with conditional commitments issued by HBC to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients. The Company has a deferred liability of $19,000 as of December 31, 2004, which represents the premiums received on outstanding financial standby letters of credit. The Company recognizes these premiums as income as the commitments are used or as they expire.

Claims

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

(14) REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2004, the Company and HBC meet all capital adequacy guidelines to which it is subject.

The most recent notification from the FDIC for HBC as of December 31, 2004 categorized HBC as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" HBC must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's actual capital amounts and ratios are presented in the following table.

                                      Actual                For Capital Adequacy Purposes
                                --------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio
------------------------------  ---------  ---------  ---------  -------------------------------
 As of December 31, 2004
 Total Capital................ $ 132,719       14.3% $  74,248   (greater than or equal to) 8.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 121,096       13.0% $  37,260   (greater than or equal to) 4.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 121,096       10.9% $  44,439   (greater than or equal to) 4.0%
  (to average assets)

 As of December 31, 2003
 Total Capital................ $ 120,933       14.6% $  66,265   (greater than or equal to) 8.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 110,530       13.3% $  33,242   (greater than or equal to) 4.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 110,530       11.1% $  39,831   (greater than or equal to) 4.0%
  (to average assets)

HBC's actual capital amounts and ratios are presented in the following table.

                                                                                                     To Be Well-Capitalized Under Prompt
                                      Actual                For Capital Adequacy Purposes                Corrective Action Provisions
                                --------------------  ------------------------------------------  ------------------------------------------
(Dollars in thousands)           Amount      Ratio     Amount                 Ratio                Amount                 Ratio
------------------------------  ---------  ---------  ---------  -------------------------------  ---------  -------------------------------
 As of December 31, 2004
 Total Capital................ $ 127,474       13.7% $  74,329   (greater than or equal to) 8.0% $  92,911   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 115,851       12.5% $  37,162   (greater than or equal to) 4.0% $  55,742   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 115,851       10.4% $  44,687   (greater than or equal to) 4.0% $  55,859   (greater than or equal to)  5.0%
  (to average assets)

 As of December 31, 2003
 Total Capital................ $ 113,538       13.6% $  66,787   (greater than or equal to) 8.0% $  83,484   (greater than or equal to) 10.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 103,135       12.4% $  33,269   (greater than or equal to) 4.0% $  49,904   (greater than or equal to)  6.0%
  (to risk-weighted assets)
 Tier 1 Capital............... $ 103,135       10.3% $  40,052   (greater than or equal to) 4.0% $  50,066   (greater than or equal to)  5.0%
  (to average assets)

The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2004, the Company maintained reserves of $8,800,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefor. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At December 31, 2004, the amount available for such dividend without prior written approval was approximately $27,885,000 for HBC. Similar restrictions apply to the amounts and sum of loan advances and other transfers of funds from HBC to the Company.

(15) PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

CONDENSED BALANCE SHEETS

                                                                   December 31,  December 31,
(Dollars in thousands)                                                 2004          2003
-----------------------------------------------------------------  ------------  ------------
Cash and cash equivalents........................................ $      7,830  $      8,880
Investment in and advancements to subsidiary.....................      115,044       104,104 (1)
Other assets.....................................................        1,191         1,300
                                                                   ------------  ------------
        Total.................................................... $    124,065  $    114,284
                                                                   ============  ============

Liabilities...................................................... $      1,784  $      1,097
Amounts due to subsidiaries......................................       23,702        23,702
Shareholders' equity.............................................       98,579        89,485 (1)
                                                                   ------------  ------------
        Total.................................................... $    124,065  $    114,284
                                                                   ============  ============

(1) As restated, see Note 2.

CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                               For the Year Ended,
                                                                   ------------------------------------------
                                                                   December 31,  December 31,    December 31,
(Dollars in thousands)                                                 2004          2003            2002
-----------------------------------------------------------------  ------------  ------------    ------------
Interest income.................................................. $         97  $        122    $         95
Management and service fees......................................           --            --          10,747
Interest expense.................................................           --        (1,965)         (1,920)
Other expenses...................................................       (3,124)          (71)        (11,176)
                                                                   ------------  ------------    ------------
Loss before equity in net income of subsidiary banks.............       (3,027)       (1,914)         (2,254)
Equity in undistributed net income of subsidiary.................       10,676         9,090 (1)       8,669 (1)
Income tax benefit ..............................................          829           600             739
                                                                   ------------  ------------    ------------
Net income ......................................................        8,478         7,776 (1)       7,154 (1)
Other comprehensive income (loss)................................       (1,809)       (1,635)            693
                                                                   ------------  ------------    ------------
Comprehensive income............................................. $      6,669  $      6,141    $      7,847
                                                                   ============  ============    ============

(1) As restated, see Note 2.

CONDENSED STATEMENTS OF CASH FLOWS

                                                                               For the Year Ended,
                                                                   ------------------------------------------
                                                                   December 31,  December 31,    December 31,
(Dollars in thousands)                                                 2004          2003            2002
-----------------------------------------------------------------  ------------  ------------    ------------
Cash flows from operating activities:
Net Income....................................................... $      8,478  $      7,776 (1)$      7,154 (1)
Adjustments to reconcile net income to net cash
  used in operations:
   Provision for deferred income taxes...........................         (829)         (600)           (739)
   Equity in undistributed income of subsidiary..................      (10,676)       (9,090)(1)      (8,669)(1)
   Net change in other assets....................................           96           135            (416)
   Net change in other liabilities...............................        1,529           796           2,328
                                                                   ------------  ------------    ------------
Net cash used in by operating activities                                (1,402)         (983)           (342)

Cash flows from investing activities:
   Cash distributed to Bank  subsidiaries........................           --            --              --
Net cash used in investing activities                              ------------  ------------    ------------
                                                                            --            --              --

Cash flows from financing activities:
   Proceeds from issuance of common stock........................        4,316         1,173             421
   Proceeds from issuance of long-term debt......................           --            --           4,000
   Payment to repurchase common stock............................       (4,214)           --              --
   Other, net....................................................          250          (443)           (693)
                                                                   ------------  ------------    ------------
Net cash provided by financing activities........................          352           730           3,728
                                                                   ------------  ------------    ------------
Net increase (decrease) in cash and cash equivalents.............       (1,050)         (253)          3,386
Cash and cash equivalents, beginning of year.....................        8,880         9,133           5,747
                                                                   ------------  ------------    ------------
Cash and cash equivalents, end of year........................... $      7,830  $      8,880    $      9,133
                                                                   ============  ============    ============

(1) As restated, see Note 2.

EXHIBIT INDEX

			Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K or 8-A Dated	10-Q Dated	10-K Dated	Exhibit No.
2.1

Agreement and Plan of Merger and Reorganization dated as of May 9, 2000 between Heritage Commerce Corp and Western Holdings Bancorp (incorporated by reference from Annex A of the registration statement on Form S-4, Registration No. 333- 40384, filed with the Commission on June 29, 2000)

3.1	Heritage Commerce Corp Restated Articles of Incorporation as Amended effective June 29, 2001				6-30-01		3.1
3.2	Heritage Commerce Corp Bylaws as amended to September 27, 2001				9-30-01		3.2
4.1	The indenture, dated as of March 23, 2000, between Heritage Commerce Corp, as Issuer, and the Bank of New York, as Trustee					4-6-01 (10-K/A Amendment No. 1)	4.1
4.2	Amended and restated Declaration of Trust, Heritage Capital Trust I, dated as of March 23, 2000					4-6-01 (10-K/A Amendment No. 1)	4.2
4.3	The indenture, dated as of September 7, 2000, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					4-6-01 (10-K/A Amendment No. 1)	4.3
4.4	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust I, dated as of September 7, 2000					4-6-01 (10-K/A Amendment No. 1)	4.4
4.5	The indenture, dated as of July 31, 2001, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					3/28/02	4.5
4.6	Amended and restated Declaration of Trust, Heritage Statutory Trust II, dated as of July 31, 2001					3/28/02	4.6
4.7	The indenture, dated as of September 26, 2002, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					3/28/03	4.7
4.8	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust III, dated as of September 26, 2002					3/28/03	4.8
10.1	Real Property Leases for properties located at 150 Almaden Blvd., San Jose and 100 Park Center Plaza, San Jose.			3-5-98			10.1
10.2	Employment agreement with Mr. Conniff dated April 30, 1998 *					3-31-99	10.2
10.3	Employment agreement with Mr. McGovern dated July 16, 1998 *					3-31-99	10.3
10.4	Agreement between Fiserv Solutions, Inc. and Heritage Commerce Corp dated October 20, 2003					3-12-04	10.4
10.5	Employment agreement with Mr. Corsello dated May 11, 2001, with an amendment dated May 11, 2004 *	X					10.5
10.6	1994 Stock Option Plan and Form of Agreement		07/17/98				10.6
10.7	2004 Stock Option Plan and Form of Agreement		7/16/04				10.7
10.8	Employment agreement with Mr. Kaczmarek dated March 17, 2005 *			03/22/05			10.8
10.9	Restricted stock agreement with Mr. Kaczmarek dated March 17, 2005			03/22/05			10.9
10.10	2004 stock option agreement with Mr. Kaczmarek dated March 17, 2005			03/22/05			10.10
10.11	Non-qualified Deferred Compensation Plan	X					10.11
10.12	Director Deferred Fee Agreement with James R. Blair dated June 30, 1997	X					10.12
10.13	Director Deferred Fee Agreement with Jack Peckham dated June 30, 1997	X					10.13
21.1	Subsidiaries of the registrant	X
23.1	Consent of Deloitte & Touche LLP	X
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	X

* Management contract or compensatory plan or arrangement.