Form 10-Q
period 2005-03-31
HERITAGE COMMERCE CORP
filed 2005-05-10
CIK 1053352

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 11,867,255 shares of Common Stock outstanding on May 9, 2005.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q
Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BLANCE SHEETS (UNAUDITED)

                                                                         March 31,    December 31,
(Dollars in thousands)                                                      2005          2004
----------------------------------------------------------------------  ------------  ------------
                           ASSETS
Cash and due from banks............................................... $     33,163  $     33,646
Federal funds sold....................................................       76,200        24,100
                                                                        ------------  ------------
               Total cash and cash equivalents........................      109,363        57,746
Securities available-for-sale, at fair value..........................      225,082       232,809
Loans held for sale, at lower of cost or market.......................       33,610        37,178
Loans, net of deferred costs..........................................      729,870       725,530
Allowance for probable loan losses....................................      (11,249)      (12,497)
                                                                        ------------  ------------
               Loans, net.............................................      718,621       713,033
Premises and equipment, net...........................................        2,993         3,183
Accrued interest receivable and other assets..........................       34,381        33,226
Corporate owned life insurance........................................       26,570        26,303
Other investments.....................................................        4,695         4,695
                                                                        ------------  ------------
               TOTAL.................................................. $  1,155,315  $  1,108,173
                                                                        ============  ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Deposits
      Demand, noninterest bearing..................................... $    274,736  $    277,451
      Demand, interest bearing........................................      130,039       120,890
      Savings and money market........................................      361,060       357,318
      Time deposits, under $100.......................................       37,829        38,295
      Time deposits, $100 and over....................................      118,773       104,719
      Brokered deposits...............................................       40,086        19,862
                                                                        ------------  ------------
   Total deposits.....................................................      962,523       918,535
   Accrued interest payable and other liabilities.....................       19,468        19,557
   Other borrowings...................................................       47,800        47,800
   Notes payable to subsidiary grantor trusts.........................       23,702        23,702
                                                                        ------------  ------------
               Total liabilities......................................    1,053,493     1,009,594
                                                                        ------------  ------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value; 10,000,000 shares authorized;
      none outstanding................................................           --            --
   Common stock, no par value;  30,000,000 shares authorized;
      shares outstanding: 11,839,426 at March 31, 2005 and 11,669,837
      at December 31, 2004............................................       69,967        67,409
   Unearned compensation on restricted stock..........................         (920)           --
   Unallocated ESOP shares............................................         (128)         (193)
   Accumulated other comprehensive loss, net of taxes.................       (2,844)       (1,730)
   Retained earnings..................................................       35,747        33,093
                                                                        ------------  ------------
               Total shareholders' equity.............................      101,822        98,579
                                                                        ------------  ------------
               TOTAL.................................................. $  1,155,315  $  1,108,173
                                                                        ============  ============

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS (UNAUDITED)

                                                                     Three Months Ended
                                                                          March 31,
                                                                  ------------------------
                                                                                  2004
                                                                               (As Restated,
(Dollars in thousands, except per share data)                        2005      see Note 2)
----------------------------------------------------------------  -----------  -----------
Interest income:
   Loans, including fees........................................ $    12,812  $    10,437
   Securities,  taxable.........................................       1,810        1,284
   Securities,  non-taxable.....................................          54          115
   Interest bearing deposits in other financial institutions....          14            3
   Federal funds sold...........................................         177           68
                                                                  -----------  -----------
Total interest income                                                 14,867       11,907
                                                                  -----------  -----------
Interest expense:
   Deposits.....................................................       2,410        1,581
   Subsidiary grantor trusts....................................         512          482
   Other........................................................         274          126
                                                                  -----------  -----------
Total interest expense..........................................       3,196        2,189
                                                                  -----------  -----------
Net interest income before provision for probable
  loan losses...................................................      11,671        9,718
Provision for probable loan losses..............................         413          563
                                                                  -----------  -----------
Net interest income after provision for probable
  loan losses...................................................      11,258        9,155
                                                                  -----------  -----------
Noninterest income:
   Gain on sale of loans........................................         760          727
   Servicing income.............................................         668          505
   Service charges and other fees on deposit accounts...........         393          473
   Appreciation of company owned life insurance ................         266          329
   Equipment leasing............................................          79          245
   Gain on sale of securities available-for-sale................          --          212
   Mortgage brokerage fees......................................          --          119
   Other........................................................         154          109
                                                                  -----------  -----------
Total noninterest income........................................       2,320        2,719
                                                                  -----------  -----------
Noninterest expenses:
   Salaries and employee benefits...............................       4,905        4,720
   Occupancy....................................................         851        1,042
   Loan origination costs.......................................         506          357
   Professional fees............................................         496          355
   Client services..............................................         407          185
   Retirement plan expense......................................         368          237
   Amortization of low income housing projects..................         252          159
   Amortization of leased equipment.............................         250          266
   Furniture and equipment......................................         199          237
   Advertising and promotion....................................         189          247
   Data processing expense......................................         172          139
   Other........................................................       1,144        1,026
                                                                  -----------  -----------
Total noninterest expenses......................................       9,739        8,970
                                                                  -----------  -----------
Income before provision for income taxes........................       3,839        2,904
Provision for income taxes......................................       1,185          933
                                                                  -----------  -----------
Net income...................................................... $     2,654  $     1,971
                                                                  ===========  ===========
Earnings per share:
     Basic...................................................... $      0.23  $      0.17
                                                                  ===========  ===========

     Diluted.................................................... $      0.22  $      0.16
                                                                  ===========  ===========

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

                                                                                                           Accumulated
                                                                               Unearned                       Other
                                                        Common Stock         Compensation                 Comprehensive                 Total
                                                     ----------------------  On Restricted  Unallocated        Loss       Retained  Shareholders'  Comprehensive
(Dollars in thousands)                                 Shares      Amount        Stock      ESOP Shares   (Net of Taxes)  Earnings     Equity         Income
---------------------------------------------------- -----------  ---------  -------------  ------------  --------------  --------  -------------  -------------
Balances, December 31, 2004......................... 11,669,837  $  67,409  $          -- $        (193) $       (1,730) $ 33,093  $      98,579
Net income..........................................         --         --             --            --              --     2,654          2,654
Net change in unrealized loss on securities
available-for-sale and Interest-Only strip, net                                                                                                   $       2,654
of reclassification adjustment and taxes............         --         --             --            --          (1,114)       --         (1,114)

   Total comprehensive income.......................                                                                                                     (1,114)
                                                                                                                                                   -------------
Additional paid-in-capital in ESOP..................         --         96             --            --              --        --             96  $       1,540
Amortization of stock compensation..................         --         --             --            65              --        --             65   =============
Issurance of restricted stock.......................     51,000        926           (926)           --              --        --             --
Amortization of restricted stock compensation.......         --         --              6            --              --        --              6
Redemption payment on common stock..................         --        (12)            --            --              --        --            (12)
Stock options exercised.............................    118,589      1,548             --            --              --        --          1,548
                                                     -----------  ---------  -------------  ------------  --------------  --------  -------------
Balances, March 31, 2005............................ 11,839,426  $  69,967  $        (920)$        (128) $       (2,844) $ 35,747  $     101,822
                                                     ===========  =========  =============  ============  ==============  ========  =============

See notes to consolidated financial statements.

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        Three Months Ended
                                                                              March 31,
                                                                    --------------------------
                                                                                      2004
                                                                                  (As Restated,
(Dollars in thousands)                                                  2005      see Note 2)
------------------------------------------------------------------  ------------  ------------
Cash flows from operating activities:
Net income........................................................ $      2,654  $      1,971
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization.....................................          277           472
Provision for probable loan losses................................          413           563
Gain on disposals of property and equipment.......................           --           (10)
Gain on sale of securities available-for-sale.....................           --          (212)
Non-cash compensation expense related to ESOP plan................          161           109
Non-cash compensation expense related to restricted stock.........            6            --
Amortization /accretion of discounts and premiums on securities...          298           116
Gains on sales of loans...........................................         (760)         (727)
Proceeds from  sales of loans held for sale.......................       13,172        13,480
Originations of loans held for sale...............................      (16,032)      (12,450)
Maturities/paydowns/payoffs of loans held for sale................        7,187         4,823
Appreciation of company owned life insurance......................         (266)         (329)
Effect of changes in:
    Accrued interest receivable and other assets..................         (974)        1,370
    Accrued interest payable and other liabilities................          847        (2,529)
                                                                    ------------  ------------
Net cash provided by operating activities.........................        6,983         6,647
                                                                    ------------  ------------
Cash flows from investing activities:
Net increase in loans.............................................       (6,001)       (6,733)
Purchases of securities available-for-sale........................           --       (70,162)
Maturities/paydowns/calls of securities available-for-sale........        5,198         2,890
Proceeds from  sales of securities available-for-sale.............           --        17,637
Purchases of other investments....................................           --            (3)
Purchases of premises and equipment...............................          (87)         (139)
                                                                    ------------  ------------
Net cash used in investing activities.............................         (890)      (56,510)
                                                                    ------------  ------------

Cash flows from financing activities:
Net increase in deposits..........................................       43,988        49,575
Net proceeds from issuance of common stock........................        1,548           496
Redemption payment on common stock................................          (12)           --
Net change in other borrowings....................................           --         5,000
                                                                    ------------  ------------
Net cash provided by financing activities.........................       45,524        55,071
                                                                    ------------  ------------
Net increase in cash and cash equivalents.........................       51,617         5,208
Cash and cash equivalents, beginning of period....................       57,746       114,217
                                                                    ------------  ------------
Cash and cash equivalents, end of period.......................... $    109,363  $    119,425
                                                                    ============  ============

Supplemental disclosures of cash paid during the period for:
   Interest....................................................... $      3,220  $      2,547
   Income taxes................................................... $      1,670  $         --

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
March 31, 2005
(Unaudited)

1)    Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary: Heritage Bank of Commerce (HBC) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2004. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

The results for the three months ended March 31, 2005 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2005.

2)    Restatement

Subsequent to the issuance of the Company's condensed consolidated financial statements for the first quarter ended March 31, 2004, management determined that the first quarter of 2004 condensed consolidated financial statements should be restated as a result of the following two accounting errors.

  An asset which the Company had accounted for as a direct financing lease and classified as a part of the loan portfolio during the first quarter of 2004 should have been accounted for as equipment subject to an operating lease. The after-tax income statement effect of correcting this error on the quarter ended March 31, 2004 was to reduce income by $41,000.

  The Company determined that its previous method of accounting for rent holidays and step rents in its facilities lease agreements was not appropriate and that it should have accounted for rent holidays and step rents on a straight-line basis. The after-tax income statement effect of correcting this error on the quarter ended March 31, 2004 was to increase income by $5,000.

The following is a summary of the significant effects of the restatement on the condensed consolidated income statement for the quarter ended March 31, 2004:

                                                                 As Previously
March 31, 2004 (Dollars in thousands)                              Reported    Adjustments  As Restated
----------------------------------------------------------------  -----------  -----------  -----------
Loans, including fees .......................................... $    10,514  $       (77) $    10,437
Total interest income........................................... $    11,984  $       (77) $    11,907
Net interest income before provision for probable loan losses... $     9,795  $       (77) $     9,718
Provision for probable loan losses.............................. $       600  $       (37) $       563
Net interest income after provision for probable loan losses.... $     9,195  $       (40) $     9,155
Equipment leasing............................................... $        --  $       245  $       245
Total noninterest income........................................ $     2,474  $       245  $     2,719
Occupancy....................................................... $     1,050  $        (8) $     1,042
Amortization of leased equipment................................ $        --  $       266  $       266
Total noninterest expenses...................................... $     8,712  $       258  $     8,970
Income before provision for income taxes........................ $     2,957  $       (53) $     2,904
Provision for income taxes...................................... $       950  $       (17) $       933
Net income...................................................... $     2,007  $       (36) $     1,971

Earnings per share:
Basic........................................................... $      0.18  $     (0.01) $      0.17
Diluted......................................................... $      0.17  $     (0.01) $      0.16

3)    Securities Available-for-Sale

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

The following table shows the gross unrealized losses and fair value of the Company's investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

                                                  Less Than 12 Months   12 Months or More           Total
                                                 --------------------  --------------------  --------------------
                                                  Market    Unrealized  Market    Unrealized  Market    Unrealized
(Dollars in thousands)                             Value     Losses      Value     Losses      Value     Losses
-----------------------------------------------  ---------  ---------  ---------  ---------  ---------  ---------
    U.S. Treasury.............................. $   5,941  $      57  $      --  $      --  $   5,941  $      57
    U.S. Government Agencies...................    86,870      1,227      2,863        137     89,733      1,364
    Municipals.................................     8,205        149         --         --      8,205        149
    FHLMC and FNMA mortgage-backed securities..    58,403      1,401     39,031      1,655     97,434      3,056
    CMOs.......................................    19,323        341         --         --     19,323        341
                                                 ---------  ---------  ---------  ---------  ---------  ---------
    Total...................................... $ 178,742  $   3,175  $  41,894  $   1,792  $ 220,636  $   4,967
                                                 =========  =========  =========  =========  =========  =========

As of March 31, 2005, the Company held 100 securities, of which 82 had market values below amortized cost. Six securities have been carried with an unrealized loss for over 12 months. Higher interest rates at March 31, 2005 resulted in lower market values for the period and was the primary reason that certain securities had unrealized losses. There was no security that sustained a downgrade in credit ratings. All principal amounts are expected to be paid when securities mature. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2005.

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

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 4.30% and 3.38% for March 31, 2005 and 2004; stock volatility of 19% and 30% in March 31, 2005 and 2004; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement is effective for interim periods beginning after June 15, 2005 and requires adoption using a modified prospective application or a modified retrospective application. However, on April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay the implementation of the statement to the beginning of the next fiscal year. The Company has not yet concluded on the method of adoption allowed by the Statement and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations.

Subsequent to the issuance of the condensed consolidated financial statements for the first quarter of 2004, management determined that compensation expense for amortization of fair value of stock awards, net of tax for the quarter ended March 31, 2004 had been calculated incorrectly. Accordingly, such pro forma amounts presented in the table below have been restated. The effect was to decrease compensation expense for amortization of fair value of stock awards, net of taxes, $80,000 for the quarter ended March 31, 2004. Pro forma net income per common share increased $0.01 per diluted share at March 31, 2004. The correction did not impact the Company's consolidated financial position, results of operations, or cash flows for any period presented.

The Company awarded 51,000 restricted shares of common stock to Walter T. Kaczmarek, President and Chief Executive Officer of the Company, pursuant to the terms of a Restricted Stock Agreement dated March 17, 2005. The grant price was $18.15. Under the terms of the Restricted Stock Agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided Mr. Kaczmarek is still with the Company. Compensation cost associated with the restricted stock issued is measured based on the market price of the stock at the grant date and is expensed on a straight-line basis over the service period. Restricted stock compensation expense for the quarter ended March 31, 2005 was $6,000.

Had compensation expense for the Company's stock-based awards been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

                                                                                Three Months Ended
                                                                                     March 31,
                                                                               ---------------------
(Dollars in thousands, except per share data)                                    2005        2004
---------------------------------------------------------------------------    --------   ----------
Net income
    As reported............................................................   $  2,654   $    1,971
    Add: Stock-based compensation expense included in reported net income,
          net of taxes.....................................................          6           --
    Less: All stock-based compensation expense for amortization of fair
          value of all stock awards, net of taxes..........................       (107)        (103)
                                                                               --------   ----------
    Pro forma..............................................................   $  2,553   $    1,868
                                                                               ========   ==========
Net income per common share - basic
    As reported............................................................   $   0.23   $     0.17
    Pro forma..............................................................   $   0.22   $     0.16

Net income per common share - diluted
    As reported............................................................   $   0.22   $     0.16
    Pro forma..............................................................   $   0.21   $     0.16

5)    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 8,556 and 117,770 stock options at March 31, 2005 and 2004, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ------------------------
                                                                     2005         2004
                                                                  -----------  -----------
Weighted average common shares outstanding - used
    in computing basic earnings per share.......................  11,753,371   11,375,388
Dilutive effect of stock options outstanding,
    using the treasury stock method.............................     409,375      422,941
                                                                  -----------  -----------
Shares used in computing diluted earnings per share.............  12,162,746   11,798,329
                                                                  ===========  ===========

6)    Comprehensive Income

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

                                                                    Three Months Ended
                                                                         March 31,
                                                                  ------------------------
                                                                     2005         2004
                                                                  -----------  -----------
Net income...................................................... $     2,654  $     1,971
                                                                  -----------  -----------
Other comprehensive income (loss), net of tax:
    Net unrealized holding gains (losses) on available-for-sale securities and Interest-Only strips, during the period, net
      tax of $807 and $(771) for March 31, 2005 and 2004........      (1,114)       1,065
Less: reclassification adjustment for net realized
    gains, net of tax of $68 for March 31, 2004 on available-for-
    sale securities included in net income during the period....          --         (144)
                                                                  -----------  -----------
Other comprehensive income (loss)...............................      (1,114)         921
                                                                  -----------  -----------
Comprehensive income............................................ $     1,540  $     2,892
                                                                  ===========  ===========

7)    Supplemental Retirement Plan

The Company has a supplemental retirement plan covering key executives and directors (Plan). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. The following table presents the amount of periodic cost recognized for the quarters ended March 31, 2005 and 2004:

                                                     March 31,
                                               --------------------
(Dollars in thousands)                           2005       2004
---------------------------------------------  ---------  ---------
Components of net periodic cost
   Service cost.............................. $     197  $     118
   Interest cost.............................       110         97
   Prior service cost........................         3         --
   Amortization of loss......................        51         29
                                               ---------  ---------
   Net periodic cost......................... $     361  $     244
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

Commitments to extend credit as of March 31, 2005 and December 31, 2004 were as follows:

                                    March 31,   December 31,
(Dollars in thousands)                 2005        2004
----------------------------------  ----------  -----------
Commitments to extend credit...... $  325,675  $   313,036
Standby letters of credit.........      7,919        5,256
                                    ----------  -----------
                                   $  333,594  $   318,292
                                    ==========  ===========

Commitments to extend credit are agreements to lend to a client as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. HBC evaluates each client's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBC upon the extension of credit, is based on management's evaluation of the borrower. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and/or residential properties.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis give effects to the restatement in Note 2 to the condensed consolidated financial statements.

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", "assume", "plan", "predict", "forecast" or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, the occurrence of events such as the terrorist acts of September 11, 2001, and other risks. All of the Company's operations and most of its customers are located in California. In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

EXECUTIVE SUMMARY

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

  Return on average assets: Net income as a percentage of average assets. Measures the earning power of the balance sheet. For the three months ended March 31, 2005, the return on average assets was 0.96% compared to 0.95% at December 31, 2004.

  Return on average equity: Net income as a percentage of average shareholders' equity. Measures the return on invested capital. For the three months ended March 31, 2005, the return on average equity was 10.67% compared to 10.76% at December 31, 2004.

  Net interest margin: Net interest income as a percentage of average interest earning assets. Measures the earning power of interest earning assets funded by interest bearing liabilities. For the three months ended March 31, 2005, the net interest margin was 4.58% compared to 4.56% at December 31, 2004.

  Efficiency ratio: Non-interest expense divided by net interest income before provision for probable loan losses plus noninterest income. Measures the cost of producing revenue as a percentage of total revenue. For the three months ended March 31, 2005, the efficiency ratio was 69.61% compared to 81.37% at December 31, 2004.

There is no single ratio or metric that summarizes the performance of the Company. The ratios above each take an element of the Company's performance and quantify it so that it can be compared over time and benchmarked against other peer companies. Management uses these and other ratios and metrics in assessing and planning the Company's performance.

The Company believes that the initiatives it undertook in 2004, coupled with increases in short term interest rates including the target Federal funds rate and the prime rate, will cause its performance to more closely match the performance of peer banks in the future.

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

The Company's allowance for probable loan losses has three basic components: the formula allowance, the specific allowance and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result formula losses could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could differ from the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Probable Loan Losses on page 22.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (I/O) strips receivable, the Company uses estimates which are made based on management's expectations of future prepayment and discount rates. In evaluating the servicing assets, management used a discounted cash flow modeling technique, which require estimates regarding the amount and timing of future cash flows, including assumption about loan repayment rates, cost to service, as well as interest rate assumptions that contemplate the risks involved. For the quarter ended March 31, 2005, management's estimate of constant prepayment rate ("CPR") was 14% and the weighted average discount rate assumption was 9%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of loans. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement is effective for interim periods beginning after June 15, 2005 and requires adoption using a modified prospective application or a modified retrospective application. However, on April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay the implementation of the statement to the beginning of the next fiscal year. The Company has not yet concluded on the method of adoption allowed by the Statement and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations.

RESULTS OF OPERATIONS

Overview

For the three months ended March 31, 2005, consolidated net income was $2,654,000, compared to $1,971,000 for the three months ended March 31, 2004, an increase of 35%. Earnings per diluted share were $0.22 for the three months ended March 31, 2005, compared to $0.16 for the three months ended March 31, 2004, an increase of 38%. The increase in 2005 from 2004 was primarily attributed to an increases in the volume of average earning assets and increases in key market interest rates. Annualized return on average assets and return on average equity for the quarter ended March 31, 2005 were 0.96% and 10.67%, respectively, compared to 0.81% and 8.71%, for the same period in 2004.

Net interest income increased $1,953,000, or 20%, for the three months ended March 31, 2005 compared to the same period in 2004. The Company's net interest margin was 4.58% for the three months ended March 31, 2005, an increase of 21 basis points from 4.37% for the three months ended March 31, 2004. The increase in net interest margin reflects an increase in the yield on earning assets of 49 basis points offset by a corresponding increase in the cost of interest bearing liabilities of 39 basis points. The increase in net interest income for the three months ended March 31, 2005 compared to the same period in 2004 is the result of the increase in net interest margin and an increase in the volume of earning assets, primarily the increase in the average level of investment securities, funded by an increase in interest bearing liabilities.

Total assets at March 31, 2005 were $1,155,315,000, an increase of $93,189,000, or 9%, from $1,062,126,000 as of March 31, 2004, and an increase of $47,142,000, or 4%, from total assets of $1,108,173,000 as of December 31, 2004. Total deposits as of March 31, 2005 were $962,523,000, an increase of $77,538,000, or 9%, from $884,985,000 as of March 31, 2004, and an increase of $43,988,000, or 5%, from total deposits of $918,535,000 as of December 31, 2004.

Total loans at March 31, 2005 were $729,870,000, an increase of $62,880,000, or 9%, compared to $666,990,000 as of March 31, 2004, and an increase of $4,340,000, or 1%, from $725,530,000 as of December 31, 2004. The Company's allowance for probable loan losses was $11,249,000, or 1.54% of total loans at March 31, 2005, compared to $12,114,000, or 1.82% of total loans, and $12,497,000, or 1.72% of total loans, at March 31, 2004 and December 31, 2004, respectively. The decrease in the overall level of the allowance of loan losses since December 31, 2004 is primarily the result of a $1,977,000 charge-off related to one commercial loan in the first quarter of 2005 partially offset by the provisions made during the quarter. Nonperforming assets including nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans, foreclosed assets, and other real estate owned at March 31, 2005 were $3,737,000, compared to $4,801,000 at March 31, 2004 and $1,330,000 at December 31, 2004.

The Company's shareholders' equity at March 31, 2005 was $101,822,000 compared to $92,982,000 at March 31, 2004 and $98,579,000 as of December 31, 2004. The increase in shareholders' equity from these prior periods was primarily attributable to net earnings and proceeds from the exercise of common stock options, partially offset by the decrease in other comprehensive income from fair value changes. Book value per share increased to $8.60 at March 31, 2005, from $8.09 at March 31, 2004 and $8.45 at December 31, 2004. The Company's leverage capital ratio was 11.2% at March 31, 2005 compared to 11.5% at March 31, 2004 and 10.9% at December 31, 2004.

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

The following table presents the Company's average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

                                                                      For the Three Months Ended         For the Three Months Ended
                                                                            March 31, 2005                     March 31, 2004
                                                                   ---------------------------------  ---------------------------------
                                                                                Interest    Average                Interest    Average
                                                                    Average     Income/     Yield/     Average     Income/     Yield/
(Dollars in thousands)                                              Balance     Expense      Rate      Balance     Expense      Rate
-----------------------------------------------------------------  ----------  ----------  ---------  ----------  ----------  ---------
Assets:
Loans, gross..................................................... $  767,724  $   12,812       6.77% $  687,781  $   10,437       6.10%
Investment securities............................................    234,463       1,864       3.22%    176,184       1,399       3.19%
Interest bearing deposits in other financial institutions........      2,554          14       2.22%      2,039           3       0.59%
Federal funds sold...............................................     28,429         177       2.53%     29,145          68       0.94%
                                                                   ----------  ----------             ----------  ----------
   Total interest earning assets.................................  1,033,170  $   14,867       5.84%    895,149  $   11,907       5.35%
                                                                               ----------                         ----------
Cash and due from banks..........................................     38,498                             45,035
Premises and equipment, net......................................      3,255                              3,983
Other assets.....................................................     46,789                             37,989
                                                                   ----------                         ----------
   Total assets.................................................. $1,121,712                         $  982,156
                                                                   ==========                         ==========
Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing......................................... $  127,009  $      293       0.94% $  106,143  $      119       0.45%
Savings and money market.........................................    360,256       1,122       1.26%    336,364         841       1.01%
Time deposits, under $100........................................     37,860         184       1.97%     39,611         142       1.44%
Time deposits, $100 and over.....................................    109,647         550       2.03%     96,251         349       1.46%
Brokered deposits................................................     29,750         261       3.56%     11,652         130       4.49%
Other borrowings.................................................     73,869         786       4.32%     52,191         608       4.69%
                                                                   ----------  ----------             ----------  ----------
   Total interest bearing liabilities............................    738,391  $    3,196       1.76%    642,212  $    2,189       1.37%
                                                                               ----------                         ----------
Demand, noninterest bearing......................................    261,471                            234,693
Other liabilities................................................     20,928                             14,226
                                                                   ----------                         ----------
   Total liabilities.............................................  1,020,790                            891,131
Shareholders' equity.............................................    100,922                             91,025
                                                                   ----------                         ----------
   Total liabilities and
      shareholders' equity....................................... $1,121,712                         $  982,156
                                                                   ==========                         ==========
Net interest income / margin................................................. $   11,671       4.58%             $    9,718       4.37%
                                                                               ==========                         ==========
Note:

Yields and amounts earned on loans include loan fees of $1,072,000 and $991,000 for the three month periods ended March 31, 2005 and 2004, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis, and does not include a fair value adjustment. Nonaccrual loans of $3,450,000 and $4,171,000 for the period ended March 31, 2005 and 2004, respectively, are included in the average balance calculation above.

Net interest income for the three months ended March 31, 2005 increased 20% over the same period in 2004. For the three months ended March 31, 2005, average interest earning assets increased by $138,021,000, or 15%, over the prior period in 2004. For the three months ended March 31, 2005, the average yield on interest earning assets was 5.84%, an increase of 49 basis points from 5.35% for the same period in 2004. The rates paid on interest bearing liabilities increased 39 basis points to 1.76% for the three month period ended March 31, 2005 compared to 1.37% for the same period in 2004. As a result, the net interest margin increased 21 basis points to 4.58% for the three months ended March 31, 2005, from 4.37% for the same period in 2004. The increase in net interest income was attributable to increases in the volume of average earning assets and increases in key market interest rates. Overall, the changes in volume contributed $1,221,000 to net interest income while the effect of the changes in rates increased this contribution by $732,000 resulting in the overall increase of $1,953,000 at March 31, 2005 from March 31, 2004.

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

                                                                  Three Months Ended March 31,
                                                                         2005  vs.  2004
                                                                ----------------------------------
                                                               Increase (Decrease) Due to Change In:
                                                                 Average     Average       Net
(Dollars in thousands)                                            Volume       Rate       Change
--------------------------------------------------------------  ----------  ----------  ----------
Interest earning assets
    Loans, gross.............................................. $    1,331  $    1,044  $    2,375
    Investments securities....................................        465           0         465
    Interest bearing deposits in other financial institutions.          3           8          11
    Federal funds sold........................................         (5)        114         109
                                                                ----------  ----------  ----------
 Total interest earning assets................................ $    1,794  $    1,166  $    2,960
                                                                ----------  ----------  ----------

Interest bearing liabilities
    Demand, interest bearing..................................         47         127         174
    Savings and money market..................................         77         204         281
    Time deposits, under $100.................................         (8)         50          42
    Time deposits, $100 and over..............................         68         133         201
    Brokered deposits.........................................        159         (28)        131
    Other borrowings..........................................        230         (52)        178
                                                                ----------  ----------  ----------
 Total interest bearing liabilities........................... $      573  $      434  $    1,007
                                                                ----------  ----------  ----------
 Net interest income.......................................... $    1,221  $      732  $    1,953
                                                                ==========  ==========  ==========

Provision for Probable Loan Losses

The provision for probable loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for probable loan losses; however, actual loan losses may vary from current estimates. For the three months ended March 31, 2005, the provision for probable loan losses was $413,000, compared to $563,000 for the same period in 2004. See additional discussion under the caption "Allowance for Probable Loan Losses."

Noninterest Income

The following table sets forth the various components of the Company's noninterest income for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                           March 31,           2005 versus 2004
                                                      --------------------   --------------------
(Dollars in thousands)                                  2005       2004       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Gain on sale of loans............................... $     760  $     727   $      33          5%
Servicing income....................................       668        505         163         32%
Service charges and other fees on deposits accounts.       393        473         (80)       (17)%
Appreciation of company owned life insurance........       266        329         (63)       (19)%
Equipment leasing...................................        79        245        (166)       (68)%
Gain on sale of securities available-for-sale.......        --        212        (212)      (100)%
Mortgage brokerage fees.............................        --        119        (119)      (100)%
Other...............................................       154        109          45         41%
                                                      ---------  ---------   ---------
Total............................................... $   2,320  $   2,719   $    (399)       (15)%
                                                      =========  =========   =========

Noninterest income for the three months ended March 31, 2005 was $2,320,000, a decrease of 15% from $2,719,000 for the same period in 2004. In the first quarter of 2005, gain on sale of Small Business Administration (SBA) loans increased 5% to $760,000 and loan servicing income increased 32% to $668,000 compared to the first quarter of 2004. The Company has an ongoing program of originating SBA loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans. The increased noninterest income from SBA lending in the first quarter of 2005 compared to the first quarter of 2004 was offset by a decrease in mortgage brokerage fees of $119,000 resulting from the closure of the Company's residential mortgage department in June 2004. In addition, there was $79,000 in lease income and no securities gains recognized in the first quarter of 2005, compared to $245,000 in lease income and $212,000 in securities gains in the first quarter of 2004. Deposit related activity charges were down $80,000 from the first quarter of 2004 compared to the first quarter of 2005.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses for the periods indicated:

                                                       Three Months Ended     Increase (decrease)
                                                           March 31,           2005 versus 2004
                                                      --------------------   --------------------
(Dollars in thousands)                                  2005       2004       Amount     Percent
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,905  $   4,720   $     185          4%
Occupancy...........................................       851      1,042        (191)       (18)%
Loan origination costs..............................       506        357         149         42%
Professional fees...................................       496        355         141         40%
Client services.....................................       407        185         222        120%
Retirement plan expense.............................       368        237         131         55%
Amortization of low income housing projects.........       252        159          93         58%
Amortization of leased equipment....................       250        266         (16)        (6)%
Furniture and equipment.............................       199        237         (38)       (16)%
Advertising and promotion...........................       189        247         (58)       (23)%
Data processing expense.............................       172        139          33         24%
Other...............................................     1,144      1,026         118         12%
                                                      ---------  ---------   ---------
Total............................................... $   9,739  $   8,970   $     769          9%
                                                      =========  =========   =========

The following table indicates the percentage of noninterest expense in each category:

                                                          For The Three Months Ended March 31,
                                                      -------------------------------------------
                                                                  Percent                Percent
(Dollars in thousands)                                  2005     of Total      2004     of Total
----------------------------------------------------  ---------  ---------   ---------  ---------
Salaries and employee benefits...................... $   4,905         50% $   4,720         53%
Occupancy...........................................       851          9%     1,042         11%
Loan origination costs..............................       506          5%       357          4%
Professional fees...................................       496          5%       355          4%
Client services.....................................       407          4%       185          2%
Retirement plan expense.............................       368          4%       237          3%
Amortization of low income housing projects.........       252          3%       159          2%
Amortization of leased equipment....................       250          2%       266          3%
Furniture and equipment.............................       199          2%       237          3%
Advertising and promotion.............................     189          2%       247          3%
Data processing expense...............................     172          2%       139          1%
Other...............................................     1,144         12%     1,026         11%
                                                      ---------  ---------   ---------  ---------
Total............................................... $   9,739        100% $   8,970        100%
                                                      =========  =========   =========  =========

Noninterest expenses for the three months ended March 31, 2005 were $9,739,000, up $769,000, or 9%, from $8,970,000 for the same period in the prior year.

For the three month period ended March 31, 2005 compared to the three month period ended March 31, 2004:

  Salaries and employee benefits increased $185,000, or 4%, compared to the same period in 2004. The increase was primarily due to severance expenses in the first quarter of 2005. Salaries and employee benefits as a percentage of total noninterest expenses decreased to 50% from 53% over the comparative three month period.

  Occupancy decreased by $191,000, or 18%, compared to the same period in 2004. The decrease was primarily as a result of lower depreciation on leasehold improvements in the first quarter of 2005. Occupancy costs as a percentage of total noninterest expenses decreased to 9% from 11% over the comparative three month period.

  Loan origination costs increased by $149,000, or 42%, compared to the same period in 2004. The increase from 2004 was primarily due to continued growth in the loan portfolio. Loan origination cost as a percentage of total noninterest expenses increased to 5% from 4% over the comparative three month period.

  Professional fees increased $141,000, or 40%, compared to the same period in 2004. The increases were primarily due to increased audit and consulting expenses related to compliance with the Sarbanes-Oxley Act. Professional fees as a percentage of total noninterest expenses increased to 5% from 4% over the comparative three month period.

  Client services increased $222,000, or 120%, compared to the same period in 2004. The increase from 2004 was primarily due to the increase in services fees charged to the Company from the third party vendors. Client services as a percentage of total noninterest expenses increased to 4% from 2% over the comparative three month period.

  Retirement plan expense increased $131,000, or 55%, compared to the same period in 2004. The increase was primarily related to the decrease in discount rate and the addition of two employees in the first quarter of 2005. Retirement plan expense as a percentage of total noninterest expense increased to 4% from 3% over the comparative three month period.

  Amortization of low income housing projects increased $93,000, or 58%, compared to the same period in 2004. The increase was primarily due to additional investments in low income housing project in June 2004. Amortization of low income housing projects as a percentage of total noninterest expenses increased to 3% from 2% over the comparative three months period.

  Amortization of leased equipment decreased $16,000, or 6%, compared to the same period in 2004. Amortization of leased equipment as a percentage of total noninterest expenses decreased to a 2% from 3% over the comparative three month period.

  Furniture and equipment decreased by $38,000, or 16%, compared to the same period in 2004. The decrease was primarily due to fewer equipment repairs, and lower depreciation on furniture and equipment in 2005. Furniture and equipment, as a percentage of total noninterest expenses decreased to 2% from 3% over the comparative three month period.

  Advertising an promotion decreased $58,000, or 23%, compared to the same period in 2004. The decrease from 2004 was primarily due to certain advertising and sponsorships were discontinued in 2005. Advertising and promotion as a percentage of total noninterest expenses decreased to 2% from 3% over the comparative three month period.

  Data processing expense increased $33,000, or 24%, compared to the same period in 2004. Data processing expense as a percentage of total noninterest expenses increased to 2% from 1% over the comparative three month period.

  Other noninterest expense increased $118,000, or 12%, compared to the same period in 2004. Other noninterest expense as a percentage of total noninterest expenses increased to 12% from 11% over the comparative three month period.

Income Taxes

The provision for income taxes for the three months ended March 31, 2005 was $1,185,000, as compared to $933,000 for the same periods in the prior year. The following table shows the effective income tax rate for each period indicated.

                                                       Three Months Ended
                                                            March 31,
                                                      --------------------
                                                        2005       2004
----------------------------------------------------  ---------  ---------
Income tax rate.....................................     30.87%    32.13%

The difference in the effective tax rate compared to the statutory tax rate of 42% is primarily the result of the Company's investment in Bank Owned Life Insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing and investments in tax-free municipal securities.

FINANCIAL CONDITION

As of March 31, 2005, total assets were $1,155,315,000, an increase of $47,142,000, or 4%, from $1,108,173,000 at December 31, 2004, and an increase of $93,189,000, or 9%, from the same period in 2004. Securities available-for-sale decreased $7,727,000, or 3%, at March 31, 2005 from December 31, 2004, and increased $20,377,000, or 10%, from March 31, 2004. Total loans increased $4,340,000, or 1%, at March 31, 2005 from December 31, 2004, and increased $62,880,000, or 9%, from March 31, 2004. The increase in the assets was primarily funded by an increase in interest bearing deposits. Total deposits increased $43,988,000 or 5% to $962,523,000 at March 31, 2005 from $918,535,000 at December 31, 2004, and increased $77,538,000, or 9%, from $884,985,000 at March 31, 2004.

Securities Portfolio

A major component of the Company's earning assets is its securities portfolio. The following table sets forth the estimated fair value of investment securities at the dates indicated:

                                                         March 31,
                                                 ----------------------  December 31,
(Dollars in thousands)                              2005        2004        2004
-----------------------------------------------  ----------  ----------  ----------
Securities available-for-sale (at fair value):
U.S. Treasury.................................. $    5,941  $    6,021  $    5,942
U.S. Government Agencies.......................     89,734      63,301      90,308
Mortgage-Backed Securities.....................    101,162     105,377     107,735
Municipals - Tax Exempt........................      8,923      14,835       9,206
CMOs...........................................     19,322      15,171      19,618
                                                 ----------  ----------  ----------
Total securities available-for-sale............ $  225,082  $  204,705  $  232,809
                                                 ==========  ==========  ==========

The following table summarizes the composition of the Company's investment securities and the weighted average yields at March 31, 2005:

                                                                     March 31, 2005
                                                                        Maturity
                                 ----------------------------------------------------------------------------------------
                                                   After One and     After Five and
                                 Within One Year  Within Five Years  Within Ten Years  After Ten Years       Total
                                 ---------------   ---------------   ---------------   ---------------   ----------------
(Dollars in thousands)            Amount  Yield     Amount  Yield     Amount  Yield     Amount  Yield     Amount   Yield
-------------------------------  -------- ------   -------- ------   -------- ------   -------- ------   --------- ------
Securities available-for-sale:
U.S. Treasury.................. $  5,941   1.67% $     --     -- % $     --     -- % $     --     -- % $   5,941   1.67%
U.S. Government Agencies.......   41,789   2.14%   47,945   2.50%       --     -- %       --     -- %    89,734   2.33%
Mortgage-Backed Securities.....       --     -- %      192   5.04%   10,635   3.88%   90,335   4.05%   101,162   4.03%
Municipals - Tax Exempt........      718   6.67%    8,205   2.95%       --     -- %       --     -- %     8,923   3.25%
CMOs...........................       --     -- %       --     -- %       --     -- %   19,322   3.00%    19,322   3.00%
                                 --------          --------          --------          --------          ---------
Total available-for-sale....... $ 48,448   4.91% $ 56,342   2.26% $ 10,635   3.48% $109,657   3.95% $ 225,082   3.25%
                                 ========          ========          ========          ========          =========

Securities that are classified as available for sale are carried at their fair value. This means that the carrying amount will increase or decrease based on changes in interest rates or, very rarely, changes in their credit rating.

As of March 31, 2005, the only securities held by the Company where the aggregate book value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors such as political subdivisions (public funds) or bankruptcy trustees and other contractual obligations such as repurchase agreements. Securities with amortized cost of $84,656,000 and $73,730,000 as of March 31, 2005 and 2004 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations. A portion of these deposits can only be secured by U.S. Treasury securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans

Loans increased $4,340,000, or 1%, to $729,870,000 at March 31, 2005 from $725,530,000 at December 31, 2004, and increased $62,880,000, or 9%, from $666,990,000 at March 31, 2004.

For the three months ended March 31, 2005, $16,032,000 in loans guaranteed by the U.S. Small Business Administration (SBA) were generated and held for sale, and $12,412,000 of SBA loans held for sale were sold into the secondary market.

At March 31, 2005 and December 31, 2004, the Company serviced SBA loans, which it had sold into the secondary market, of approximately $141,742,000 and $146,071,000, respectively. At March 31, 2005 and December 31, 2004, the carrying amount of the servicing assets was $2,201,000 and $2,213,000, respectively. There was no valuation allowance as of March 31, 2005 or December 31, 2004. The balance of Interest-Only (I/O) strip receivable at March 31, 2005 and December 31, 2004 was $4,597,000, net of unrealized gain of $1,807,000, and $3,954,000, net of unrealized gain of $1,536,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans was $668,000 for the quarter ended March 31, 2005, compared to $505,000 for the same period in 2004. Amortization of the related assets was $673,000 for the quarter ended March 31, 2004, compared to $380,000 for the same period in 2004. Heritage Bank of Commerce is a preferred lender with the U.S. Small Business Administration, which allows the Company to grant certain U.S. Small Business Administration loans without the prior approval of the SBA.

The following table summarizes the composition of the Company's loan portfolio at the dates indicated:

                                        March 31,       % of       December 31,    % of       March 31,    % of
(Dollars in thousands)                     2005         Total         2004         Total        2004       Total
-------------------------------------  ------------  -----------   -----------  -----------  -----------  -------
Commercial........................... $    293,488           40% $   300,452           41%$   275,536       41%
Real estate - mortgage...............      303,600           42%     303,154           42%    287,833       43%
Real estate - land and construction..      129,881           18%     118,290           16%    101,389       15%
Consumer.............................        2,147            0%       2,908            1%      1,715        1%
                                       ------------  -----------   -----------  -----------  -----------  -------
     Total loans.....................      729,116          100%     724,804          100%    666,473      100%
                                                     ===========                ===========               =======
Deferred loan costs..................          754                        726                       517
Allowance for loan losses............      (11,249)                   (12,497)                  (12,114)
                                       ------------                -----------               -----------
Loans, net........................... $    718,621                $   713,033               $   654,876
                                       ============                ===========               ===========

The following table sets forth the maturity distribution of the Company's loan portfolio at March 31, 2005:

                                                      Over One
                                          Due in      Year But
                                         One Year     Less Than       Over
(Dollars in thousands)                   or Less     Five Years    Five Years      Total
-------------------------------------  ------------  -----------   -----------  -----------
Commercial........................... $    280,937  $     9,558   $     2,993  $   293,488
Real estate - mortgage...............      194,228       60,603        48,769      303,600
Real estate - land and construction..      129,881           --            --      129,881
Consumer.............................        2,014          133            --        2,147
                                       ------------  -----------   -----------  -----------
     Total loans..................... $    607,060  $    70,294   $    51,762  $   729,116
                                       ============  ===========   ===========  ===========

Loans with variable interest rates... $    588,870  $    24,789   $        --  $   613,659
Loans with fixed interest rates......       18,190       45,505        51,762      115,457
                                       ------------  -----------   -----------  -----------
     Total loans..................... $    607,060  $    70,294   $    51,762  $   729,116
                                       ============  ===========   ===========  ===========

The table above also shows the distribution of loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At March 31, 2005, approximately 84% of the Company's loan portfolio consisted of floating interest rate loans.

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

                                                          March 31,
                                                  ----------------------  December 31,
(Dollars in thousands)                               2005        2004        2004
------------------------------------------------  ----------  ----------  -----------
Nonaccrual loans................................ $    3,450  $    4,171  $     1,028
Loans 90 days past due and still accruing               287         630          302
Restructured loans..............................         --          --           --
                                                  ----------  ----------  -----------
    Total nonperforming loans...................      3,737       4,801        1,330
Other real estate owned.........................         --          --           --
                                                  ----------  ----------  -----------
    Total nonperforming assets.................. $    3,737  $    4,801  $     1,330
                                                  ==========  ==========  ===========
Nonperforming assets as a percentage of
  period end loans plus other real estate owned.       0.51%      0.72%       0.18%

As of March 31, 2005, the Company had $3,450,000 loans on nonaccrual status, which were considered imparied loans, compared to $1,028,000 as of December 31, 2004. The impaired loans had a related valuation allowance of $196,000 and $250,000 at March 31, 2005 and December 31, 2004, respectively. The Company had $287,000 and $302,000 of loans past due 90 days or more and still accruing interest, no restructured loans and no foreclosed assets as of March 31, 2005 and December 31, 2004.

The Company had $4,171,000 in loans on nonaccrual status as of March 31, 2004, which were considered impaired loans. The impaired loans had a related valuation allowance of $1,287,000 at March 31, 2004. The Company had $630,000 loans past due 90 days or more and still accruing interest, no restructured loans and no foreclosed assets as of March 31, 2004.

The Company had $219,000 and $258,000 in foregone interest income on nonaccrual loans for the three months ended March 31, 2005 and 2004, respectively. The Company had zero and $17,000 in interest income for cash payments received on nonaccrual loans for the three months ended March 31, 2005 and 2004, respectively.

Allowance for Probable Loan Losses

The Company assigns a risk grade consistent with the system recommended by regulatory agencies to all of its loans. Grades range from "Pass" to "Loss", depending on credit quality, with "Pass" representing loans that involve an acceptable degree of risk. Management conducts an evaluation of the "Pass" loan portfolio at least annually. Among other things, this evaluation takes into consideration loan payment history, covenant compliance and economic conditions then in existence. For loans where a higher degree of risk is identified, the evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment as well as detailed reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, collateral value, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination results, and current economic conditions in the Company's marketplace, in particular the state of the technology industry and the real estate market.

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

It is the policy of management to maintain the allowance for probable loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze possible loan loss risk and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to continue to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Company's loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

                                         Three Months Ended   For the Year
                                              March 31,          Ended
                                        --------------------   December 31,
(Dollars in thousands)                    2005       2004         2004
--------------------------------------  ---------  ---------   ----------
Balance, beginning of period / year... $  12,497  $  13,451   $   13,451
Net charge-offs.......................    (1,661)    (1,900)      (1,339)
Provision for probable loan losses....       413        563          666
Reclassification to other liabilities.        --         --         (281)(1)
                                        ---------  ---------   ----------
Balance, end of period / year......... $  11,249  $  12,114   $   12,497
                                        =========  =========   ==========

Ratios:
Net charge-offs to
   average loans outstanding..........      0.93%     1.16%       0.19%
Allowance for loan losses to average
   loans..............................      1.54%     1.84%       1.80%
Allowance for loan losses to total
   loans..............................      1.54%     1.82%       1.72%
Allowance for loan losses to
   nonperforming assets...............       301%      252%        940%

(1) The Company reclassified the allowance for probable loan losses on unused commitments of $281,000 to other liabilities as of December 31, 2004. As of March 31, 2005, the reserve was $317,000.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously though provisions for probable loan losses. The net charge-offs as of March 31, 2005 were $1,661,000, compared to $1,900,000 as of March 31, 2004. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

                                           March 31, 2005         March 31, 2004        December 31, 2004
                                        --------------------   ---------------------   --------------------
                                                    Percent                 Percent                Percent
                                                   of ALL by               of ALL by              of ALL by
                                                   category                category               category
                                                   to total                to total               to total
                                                   loans by                loans by               loans by
(Dollars in thousands)                   Amount    category      Amount    category     Amount    category
--------------------------------------  ---------  ---------   ----------  ---------   ---------  ---------
Commercial............................ $   7,479       2.55% $    9,013       3.27% $   8,691       2.89%
Real estate - mortgage................     1,519       0.50%      1,803       0.63%     1,671       0.55%
Real estate - land and construction...     1,798       1.38%      1,199       1.18%     1,711       1.45%
Consumer..............................        73       3.40%         38       2.20%        38       1.31%
Unallocated...........................       380         -- %         61         -- %       386         -- %
                                        ---------              ----------              ---------
     Total ........................... $  11,249       1.54% $   12,114       1.82% $  12,497       1.72%
                                        =========              ==========              =========

The decrease in the overall level of the allowance and in the allowance as a percentage of total loans since December 31, 2004 is primarily the result of a $1,977,000 charge-off of a single loan originated in 2004. The remaining carrying value of the loan is $2,816,000 and is included in nonperforming assets at March 31, 2005. The carrying value of the loan is secured by real and personal property of the borrower and guarantors which the Company believes is sufficient to cover any remaining loss exposure. Other than the loans already classified, the Company has not identified any additional potential problem loans at March 31, 2005.

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. As of March 31, 2005, nonperforming loans had a related specific valuation allowance of $214,000 compared to a specific valuation allowance of $270,000 at December 31, 2004.

The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. Due to the Company's limited historical loss experience, management utilizes prior industry experience to determine the loss factor for each category of loan. The formula allowance on March 31, 2005 was $10,655,000, compared to $11,841,000 on December 31, 2004. The decrease was primarily attributable to the charge-off related to one loan and the specific reserve established for that loan.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of March 31, 2005, the Company's unallocated allowance was $380,000, compared to $386,000 on December 31, 2004. In evaluating the appropriateness of the unallocated allowance, management considered the following factors:

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

Deposits

Total deposits were $962,523,000 at March 31, 2005, an increase of 5%, compared to deposits at December 31, 2004, and an increase of 9%, compared to deposits at March 31, 2004. At March 31, 2005, compared to December 31, 2004, noninterest bearing demand deposits decreased $2,715,000, or 1%; interest bearing demand deposits increased $9,149,000, or 8%; savings and money market deposits increased $3,742,000, or 1%; time deposits increased $13,588,000, or 10%; and brokered deposits increased $20,224,000, or 102%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

                                        Three Months Ended        Year Ended         Three Months Ended
                                          March 31, 2005       December 31, 2004        March 31, 2004
                                       --------------------   --------------------   -------------------
                                                   Average                Average                 Average
                                        Average      Rate      Average      Rate       Average     Rate
(Dollars in thousands)                  Balance      Paid      Balance      Paid       Balance     Paid
-------------------------------------  ----------  --------   ----------  --------   -----------  ------
Demand, noninterest bearing.......... $  261,471        -- % $  275,192        -- % $   234,693      -- %
Demand, interest bearing.............    127,009      0.94%    112,439      0.48%     106,143    0.45%
Saving and money market..............    360,256      1.26%    350,922      1.04%     336,364    1.01%
Time deposits, under $100............     37,860      1.97%     38,717      1.49%      39,611    1.44%
Time deposits, $100 and over.........    109,647      2.03%    100,309      1.55%      96,251    1.46%
Brokered deposits....................     29,750      3.56%     11,460      4.13%      11,652    4.49%
                                       ----------             ----------             -----------
     Total average deposits.......... $  925,993      1.06% $  889,039      0.76% $   824,714    0.77%
                                       ==========             ==========             ===========

As of March 31, 2005, the Company had a deposit mix of 38% in savings and money market accounts, 20% in time deposits, 14% in interest bearing demand accounts, and 28% in noninterest bearing demand deposits. As of March 31, 2005, approximately $6,516,000, or less than 1%, of deposits were from public sources, and approximately $125,171,000, or 14%, of deposits were from title and escrow companies. As of March 31, 2004, the Company had a deposit mix of 38% in savings and money market accounts, 17% in time deposits, 12% in interest bearing demand accounts, and 33% in noninterest bearing demand deposits. As of March 31, 2004, approximately $7,005,000, or less than 1%, of deposits were from public sources, and approximately $98,051,000, or 11%, of deposits were from title and escrow companies.

The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling approximately $40,086,000 and $11,018,000 at March 31, 2005 and 2004, respectively. These brokered deposits generally mature within one to three years. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of March 31, 2005.

                                                                            % of
(Dollars in thousands)                                         Balance     Total
-----------------------------------------------------------   ----------  --------
Three months or less.......................................  $   46,280        29%
Over three months through twelve months....................      67,873        43%
Over twelve months.........................................      44,706        28%
                                                              ----------  --------
       Total...............................................  $  158,859       100%
                                                              ==========  ========

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

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                        2005      2004
                                      --------   ------
Return on average assets..............   0.96%   0.81%
Return on average equity..............  10.67%   8.71%
Average equity to average assets ratio   9.00%   9.27%

Annualized return on average assets and return on average equity for the quarter ended March 31, 2005 were 0.96% and 10.67%, respectively, compared with returns of 0.81% and 8.71%, respectively, for the same period in 2004. The equity to asset ratio for the quarter ended March 31, 2005 was 9.00%, compared to 9.27% for the same period in 2004.

Interest Rate Sensitivity

The planning of asset and liability maturities is an integral part of the management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or investments or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities

The following table sets forth the interest rate sensitivity of the Company's interest-earning assets and interest-bearing liabilities at March 31, 2005, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

                                                                          Due in    Due After
                                                               Within    Three to    One to    Due After     Not
                                                                Three     Twelve      Five       Five       Rate-
(Dollars in thousands)                                         Months     Months      Years      Years    Sensitive    Total
------------------------------------------------------------  ---------  ---------  ---------  ---------  ---------  ----------
Interest earning assets:
  Federal funds sold........................................ $  76,200  $      --  $      --  $      --  $      --  $   76,200
  Interest bearing deposits in other financial Institutions.     2,930         --         --         --         --       2,930
  Securities................................................       310     48,138     56,342    120,292         --     225,082
  Total loans...............................................   572,844     68,581     70,293     51,762         --     763,480
                                                              ---------  ---------  ---------  ---------  ---------  ----------
    Total interest earning assets...........................   652,284    116,719    126,635    172,054         --   1,067,692
                                                              ---------  ---------  ---------  ---------  ---------  ----------
Cash and due from banks.....................................        --         --         --         --     30,233      30,233
Other assets................................................        --     26,570         --         --     30,820      57,390
                                                              ---------  ---------  ---------  ---------  ---------  ----------
    Total assets............................................ $ 652,284  $ 143,289  $ 126,635  $ 172,054  $  61,053  $1,155,315
                                                              =========  =========  =========  =========  =========  ==========

Interest bearing liabilities:
  Demand, interest bearing.................................. $ 130,039  $      --  $      --  $      --  $      --  $  130,039
  Savings and money market..................................   361,060         --         --         --         --     361,060
  Time deposits.............................................    60,490     86,031     50,167         --         --     196,688
  Other borrowings............................................   7,100     14,600     26,100         --         --      47,800
  Notes payable to subsidiary grantor trusts................     9,279         --         --     14,423         --      23,702
                                                              ---------  ---------  ---------  ---------  ---------  ----------
    Total interest bearing liabilities......................   567,968    100,631     76,267     14,423         --     759,289
                                                              ---------  ---------  ---------  ---------  ---------  ----------
Noninterest demand deposits.................................    74,808         --         --         --    199,928     274,736
Accrual interest payable and other liabilities..............        --         --         --         --     19,468      19,468
Shareholders' equity........................................        --         --         --         --    101,822     101,822
                                                              ---------  ---------  ---------  ---------  ---------  ----------
    Total liabilities and shareholders' equity.............. $ 642,776  $ 100,631  $  76,267  $  14,423  $ 321,218  $1,155,315
                                                              =========  =========  =========  =========  =========  ==========

Interest rate sensitivity GAP............................... $   9,508  $  42,658  $  50,368  $ 157,631  $(260,165) $       --
                                                              =========  =========  =========  =========  =========  ==========

Cumulative interest rate sensitivity GAP.................... $   9,508  $  52,166  $ 102,534  $ 260,165  $      --  $       --
Cumulative interest rate sensitivity GAP ratio..............      0.82%     4.52%     8.87%    22.52%       -- %        -- %

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis table. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the exposure to changes in interest rates. To supplement traditional GAP analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rate environments but there is no significant impact as of March 31, 2005, compared to December 31, 2004. The process allows the Company to explore the complex relationships within the GAP over time and various interest rate environments.

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

Liquidity and Asset/Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in investment securities. At March 31, 2005, the Company's primary liquidity ratio was 20.96%, comprised of $104,790,000 in investment securities available-for-sale with maturities (or probable calls) of up to five years, less $15,745,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $76,200,000, and $33,163,000 in cash and due from banks, as a percentage of total unsecured deposits of $946,778,000. At December 31, 2004 and March 31, 2004, the Company's primary liquidity ratio was 16.35% and 20.75%, respectively.

The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

                                                              March 31,
                                                        ---------------------
(Dollars in thousands)                                     2005       2004
------------------------------------------------------  ----------  ---------
Average balance during the first quarter.............. $   50,167  $  29,205
Average interest rate during the first quarter........       2.22%      1.75%
Maximum month-end balance during the first quarter.... $   57,800  $  48,600
Average rate at March 31..............................       2.20%      1.75%

The Company has Federal funds purchase lines and lines of credit of totaling $56,000,000 from correspondent banks. As of March 31, 2005, the Company had borrowing capacity of approximately $103,000,000 under a borrowing line with the Federal Home Loan Bank secured by certain loans and investment securities.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

                                            March 31,
                                   ----------------------  December 31,
(Dollars in thousands)                2005        2004         2004
---------------------------------  ----------  ----------  ------------
Capital components:
   Tier 1 Capital................ $  125,465  $  113,015  $    121,096
   Tier 2 Capital................     11,249      10,713        11,623
                                   ----------  ----------  ------------
     Total risk-based capital.... $  136,714  $  123,728  $    132,719
                                   ==========  ==========  ============

Risk-weighted assets............. $  948,932  $  856,348  $    929,241
Average assets................... $1,122,671  $  985,146  $  1,112,526
                                                                           Minimum
                                                                         Regulatory
                                                                         Requirements
                                                                         -----------
Capital ratios:
  Total risk-based capital.......       14.4%      14.5%        14.3%        8.0%
  Tier 1 risk-based capital......       13.2%      13.2%        13.0%        4.0%
  Leverage ratio (1).............       11.2%      11.5%        10.9%        4.0%
(1)	Tier 1 capital divided by average assets (excluding goodwill).

At March 31, 2005 and 2004, and December 31, 2004, the Company's capital met all minimum regulatory requirements. As of March 31, 2005, management believes that HBC was considered "Well Capitalized" under the Prompt Corrective Action Provisions.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Based upon that evaluation and as result of the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2005.

Material Weakness in Internal Control Over Financial Reporting

Management concluded that, as of March 31, 2005, the Company did not design and implement controls over the selection and application of accounting policies for complex, non-routine transactions. This is a material weakness that caused the restatement of previously issued financial statements. It is considered a material weakness due to the actual misstatements identified, the potential for additional misstatements, and the lack of other mitigating controls to detect the misstatements.

Management determined that this control deficiency constituted a material weakness in the Company's internal control over financial reporting as of March 31, 2005. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

This material weakness resulted in restatements of the Company's financial statements for the quarter ended March 31, 2004. The material weakness resulted in accounting errors related to an asset subject to a lease and leased facilities.

This material weakness was discovered and evaluated during the three months ended March 31, 2005. As of March 31, 2005 the Company was in the process of creating a formal process related to the design and implementation of control over the selection and application of accounting policies for complex, non-routine transactions. This process will include the early identification of complex, non-routine transactions. These transactions will be initially documented by the Company's internal accounting staff. A regular meeting with accounting staff and executive level officers involved and familiar with accounting issues related to complex, non-routine transactions, will be held to review the initial documentation of complex, non-routine transactions. As required, outside legal or accounting advice will be obtained.

Through these steps, the Company believes it is addressing the deficiencies that affected its internal control over financial reporting as of March 31, 2005. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company's internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its internal control over financial reporting system.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2005, except as noted above there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting. However, the Company continues the process of creating a formal process related to the design and implementation of controls over the selection and application of accounting policies for complex, non-routine transactions as noted above. The Company believes that this change in internal controls over financial reporting will improve its financial reporting system but there is no assurance that this change will materially affect the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

The Company did not repurchase any shares during the first quarter of 2005. As of March 31, 2005, the Company has repurchased 263,728 shares at an average price of $15.98. Shares were purchased on the open market using available cash.

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

Heritage Commerce Corp (Registrant)
May 10, 2005 Date	/s/ Walter T. Kaczmarek Walter T. Kaczmarek Chief Executive Officer
May 10, 2005 Date	/s/ Lawrence D. McGovern Lawrence D. McGovern Chief Financial Officer