Form 10-Q
period 2005-06-30
HERITAGE COMMERCE CORP
filed 2005-08-09
CIK 1053352

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 11,769,158 shares of Common Stock outstanding on August 2, 2005.

Heritage Commerce Corp and Subsidiaries

Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

Heritage Commerce Corp and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and due from banks	$34,685	$33,646
Federal funds sold	26,300	24,100
Total cash and cash equivalents	60,985	57,746
Securities available-for-sale, at fair value	226,630	232,809

Loans held for sale, at lower of cost or market	35,702	37,178

Loans, net of deferred costs	713,691	725,530
Allowance for loan losses	(11,436)	(12,497)
Loans, net	702,255	713,033

Federal Home Loan Bank and Federal Reserve Bank stock	5,746	4,695
Company owned life insurance	30,660	26,303
Premises and equipment, net	2,846	3,183
Accrued interest receivable and other assets	32,872	33,226
Total assets	$1,097,696	$1,108,173

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$256,859	$277,451
Demand, interest bearing	129,655	120,890
Savings and money market	322,229	357,318
Time deposits, under $100	37,841	38,295
Time deposits, $100 and over	124,760	104,719
Brokered deposits, $100 and over	38,090	19,862
Total deposits	909,434	918,535
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	40,700	47,800
Accrued interest payable and other liabilities	19,675	19,557
Total liabilities	993,511	1,009,594

Shareholders' equity:
Preferred stock, no par value; 10,000,000
shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized
shares outstanding: 11,741,309 at June 30, 2005 and
11,669,837 at December 31, 2004	67,524	67,409
Unearned restricted stock award	(881)	-
Unallocated ESOP shares	-	(193)
Accumulated other comprehensive loss	(1,545)	(1,730)
Retained earnings	39,087	33,093
Total shareholders' equity	104,185	98,579
Total liabilities and shareholders' equity	$1,097,696	$1,108,173

See notes to condensed consolidated financial statements

Heritage Commerce Corp and Subsidiaries
Condensed Consolidated Income Statement (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
		2004		2004
		(As Restated		(As Restated
(Dollars in thousands, except per share data)	2005	see Note 2)	2005	see Note 2)
Interest income:
Loans, including fees	$13,169	$10,430	$25,567	$20,504
Securities, taxable	1,784	1,615	3,594	2,898
Securities, non-taxable	51	70	105	185
Interest bearing deposits in other financial institutions	18	1	31	4
Federal funds sold	325	92	502	161
Total interest income	15,347	12,208	29,799	23,752

Interest expense:
Deposits	2,883	1,579	5,293	3,160
Subsidiary grantor trusts	525	481	1,037	963
Other	260	238	534	364
Total interest expense	3,668	2,298	6,864	4,487

Net interest income before provision for loan losses	11,679	9,910	22,935	19,265
Provision for loan losses	394	575	807	1,138
Net interest income after provision for loan losses	11,285	9,335	22,128	18,127

Noninterest income:
Gain on sale of loans	698	639	1,458	1,366
Loan servicing income	466	375	858	679
Service charges and other fees on deposit accounts	395	497	788	970
Gain on sale of leased equipment	299	-	299	-
Increase in cash surrender value of life insurance	290	234	556	562
Equipment leasing	52	245	131	490
Gain on sale of securities available-for-sale	-	264	-	476
Mortgage brokerage fees	-	30	-	149
Other	390	323	805	679
Total noninterest income	2,590	2,607	4,895	5,371

Noninterest expense:
Salaries and employee benefits	4,760	5,456	9,665	10,176
Occupancy	841	872	1,692	1,914
Retirement plan expense	370	981	738	1,218
Client services	345	231	751	416
Advertising and promotion	323	252	512	499
Amortization of low income housing projects	293	203	546	362
Professional fees	225	961	721	1,316
Furniture and equipment	204	255	403	492
Data processing expense	169	183	341	322
Amortization of leased equipment	83	250	334	516
Other	1,265	1,163	2,484	2,228
Total noninterest expense	8,878	10,807	18,187	19,459

Income before income taxes	4,997	1,135	8,836	4,039
Income tax expense	1,657	366	2,842	1,299

Net income	$3,340	$769	$5,994	$2,740

Earnings per share:
Basic	$0.28	$0.07	$0.51	$0.24

Diluted	$0.27	$0.06	$0.49	$0.23

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
Six Months Ended June 30, 2005

	Common Stock		Unearned Award Restricted	Unallocated ESOP	Accumlated Other Comprehensive	Retained	Total Shareholders'	Comprehensive
	Shares	Amount	Stock	Shares	Loss	Earnings	Equity	Income
Balance, January 1, 2005	11,669,837	$67,409	$-	$(193)	$(1,730)	$33,093	$98,579
Net Income	-	-	-			5,994	5,994	$5,994
Net change in unrealized gain/loss on securities available-for-sale and Interest-Only strips, net of reclassification adjustment and taxes		-	-	-	185	-	185	185
Total comprehensive income	-	-	-		-			$6,179
ESOP shares released	-	284	-	193	-		477
Restricted stock award	51,000	926	(926)	-	-		-
Amortization of restricted stock award	-	-	45	-	-		45
Redemption payment on commom stock	-	(12)	-	-	-		(12)
Common stock repurchased	(207,400)	(3,874)					(3,874)
Stock options exercised	227,872	2,791	-	-	-		2,791
Balance, June 30, 2005	11,741,309	$67,524	$(881)	$-	$(1,545)	$39,087	$104,185

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
	June 30,
		2004
		(As Restated
(Dollars in thousands)	2005	see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$5,994	$2,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	548	783
Provision for loan losses	807	1,138
Gain on sale of leased equipment	(299)	-
Gain on sale of securities available for sale	-	(476)
Non-cash compensation expense related to ESOP	477	228
Amortization of restricted stock award	45	-
Amortization/accreation of discounts and premiums on securities	616	455
Gain on sale of loans	(1,458)	(1,366)
Proceeds from sales of loans held for sale	24,147	27,392
Originations of loans held for sale	(35,153)	(33,747)
Maturities/paydowns/payoffs of loans held for sale	13,940	6,443
Increase in cash surrender value of life insurance	(556)	(562)
Change in:
Accrued interest receivable and other assets	89	(6,418)
Accrued interest payable and other liabilities	789	6,098
Net cash provided by operating activities	9,986	2,708

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans	9,971	(43,084)
Purchases of securities available for sale	(6,000)	(117,736)
Maturities/paydowns/calls of securities available for sale	11,251	13,371
Proceeds from sales of securities available for sale	-	22,641
Sale of leased equipment	389	-
Purchase of company owned life insurance	(3,800)	-
Purchases of Federal Home Loan Bank stock	(1,051)	(2,118)
Purchases of premises and equipment	(211)	(391)
Net cash provided by (used in) investing activities	10,549	(127,317)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	(9,101)	83,759
Net proceeds from issuance of common stock	2,791	2,571
Redemption of common stock	(3,886)	(1,934)
Net changes in securities sold under agreement to repurchase	(7,100)	(3,800)
Net cash provided by (used in) financing activities	(17,296)	80,596

Net increase in cash and cash equivalents	3,239	(44,013)
Cash and cash equivalents, beginning of period	57,746	114,217
Cash and cash equivalents, end of period	$60,985	$70,204

Supplemental disclosures of cash paid during the period for:
Interest	$6,296	$4,555
Income taxes	$1,670	$-

See notes to condensed consolidated financial statements

 HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
June 30, 2005
(Unaudited)

1)     Basis of Presentation

The unaudited condensed consolidated financial statements of Heritage Commerce Corp (the “Company”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2004. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

The results for the three months and six months ended June 30, 2005 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2005.

Certain amounts in the June 30, 2004 three month and six month ended condensed consolidated financial statements have been reclassified to conform to 2005 presentation. Loan origination cost amortization of $351,000 and $669,000 in the condensed consolidated income statement for the three months and six months ended June 30, 2004, respectively, was reclassified from noninterest expense to interest income on loans to conform to the 2005 presentation. The reclassification had no effect on income before income taxes or net income in the 2004 periods. This reclassification is also reflected in the condensed consolidated income statements for the three months ended March 31, 2005.

Service fees of $244,000 and $490,000 in the condensed consolidated income statement for the three months and six months ended June 30, 2004, respectively, were reclassified from interest income on loans to noninterest income to conform to the 2005 presentation. The reclassification had no effect on income before income taxes or net income in the 2004 periods. This reclassification is also reflected in the condensed consolidated income statements for the three months ended March 31, 2005.

Servicing rights amortization of $186,000 and $387,000 in the condensed consolidated income statements for the three and six months ended June 30, 2004, respectively, was reclassified from interest income to noninterest income to conform to the 2005 presentation. The reclassification had no effect on income before income taxes or net income in the 2004 periods. This reclassification is also reflected in the condensed consolidated income statements for the three months ended March 31, 2005.

2)      Restatement

Subsequent to the issuance of the Company's condensed consolidated financial statements for the six months ended June 30, 2004, management determined that the six months ended June 30, 2004 condensed consolidated financial statements should be restated as a result of the following accounting errors:

•
An asset which the Company had accounted for as a direct financing lease and classified as a part of the loan portfolio during the first six months of 2004 should have been accounted for as equipment subject to an operating lease. The after-tax income statement effect of correcting this error on the three and six months ended June 30, 2004 was to reduce income by $36,000 and $77,000, respectively.

•
The Company determined that its previous method of accounting for rent holidays and step-up rents in its facilities lease agreements was not appropriate and that it should have accounted for rent holidays and step-up rents on a straight-line basis. The after-tax income statement effect of correcting this error on the six months ended June 30, 2004 was to increase income by $5,000 and $10,000, respectively.

The following is a summary of the significant effects of the restatement adjustments and reclssifications on the condensed consolidated income statements for the three and six months ended June 30, 2004:

	Three Months Ended				Six Months Ended
		Restatement				Restatement
		Adjustments				Adjustments
	As Previously	and			As Previously	and
(Dollars in thousands, except per share data)	Reported	Reclassifications (1)		As Restated	Reported	Reclassifications (1)		As Restated
Interest income on loans, including fees	$10,912	$(482)		$10,430	$21,427	$(923)		$20,504
Total interest income	12,690	(482)		12,208	24,675	(923)		23,752
Net interest income before provision for loan losses	10,392	(482)		9,910	20,188	(923)		19,265
Provision for loan losses	600	(25)		575	1,200	(62)		1,138
Net interest income after provision for loan losses	9,792	(457)		9,335	18,988	(861)		18,127
Equipment leasing	-	245		245	-	490		490
Loan servicing income	561	(186)		375	1,066	(387)		679
Other noninterest income	79	244		323	189	490		679
Total noninterest income	2,304	303		2,607	4,778	593		5,371
Occupancy	880	(8)		872	1,930	(16)		1,914
Amortization of leased equipment	-	250		250	-	516		516
Loan origination costs	411	(411)	(2)	-	768	(768)	(2)	-
Total noninterest expense	10,916	(109)		10,807	19,628	(169)		19,459
Income before income taxes	1,180	(45)		1,135	4,137	(98)		4,039
Income tax expense	380	(14)		366	1,330	(31)		1,299
Net income	800	(31)		769	2,807	(67)		2,740

Earnings per share:
Basic	$0.07	$-		$0.07	$0.24	$-		$0.24
Diluted	$0.07	$(0.01)		$0.06	$0.24	$(0.01)		$0.23

(1) Includes reclassifications described in Note 1.
(2) $351,000 and $669,000 of loan origination costs for the three and six months ended June 30, 2004, respectively, were reclassified to interest income on loans. $60,000 and $99,000 of loan origination costs for the three and six months ended June 30, 2004, respectively, were reclassified to noninterest expense.

3)     Securities Available-for-Sale

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$-	$-	$5,962	$37	$5,962	$37
U.S. Government Agencies	26,845	192	63,118	795	89,963	987
Municipals	3,720	43	4,495	88	8,215	131
FHLMC and FNMA mortgage-backed securities	23,255	46	65,648	1,611	88,903	1,657
CMOs	7,486	14	11,853	246	19,339	260
Total	$61,306	$295	$151,076	$2,777	$212,382	$3,072

As of June 30, 2005, the Company held 101 securities, of which 80 had fair values below amortized cost. Forty-seven securities have been carried with an unrealized loss for over 12 months. Higher interest rates at June 30, 2005 resulted in lower market values for the period and was the primary reason that certain securities had unrealized losses. There was no security that sustained a downgrade in credit ratings. All principal amounts are expected to be paid when securities mature. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2005.

4)     Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. No compensation expense has been recognized in the financial statements for employee stock option arrangements, as the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant.

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 4.12% and 4.14% for June 30, 2005 and 2004; stock volatility of 17% and 30% in June 30, 2005 and 2004; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". On April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay implementation of the Statement to the beginning of the next fiscal year. The Company has not yet concluded on the method of adoption allowed by the Statement and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations.

Subsequent to the issuance of the condensed consolidated financial statements for the three and six months ended June 30, 2004, management determined that compensation expense for amortization of fair value of stock awards, net of tax for the three and six months ended June 30, 2004 had been calculated incorrectly. Accordingly, such pro forma amounts presented in the table below have been restated. The effect was to decrease compensation expense for amortization of fair value of stock awards, net of taxes, $91,000 and $195,000, respectively, for the three and six months ended June 30, 2004. Pro forma net income per common share increased $0.01 per basic and diluted share for the three and six months ended June 30, 2004. The correction did not impact the Company's consolidated financial position, results of operations, or cash flows for any period presented.

The Company awarded 51,000 restricted shares of common stock to Walter T. Kaczmarek, President and Chief Executive Officer of the Company, pursuant to the terms of a Restricted Stock Agreement dated March 17, 2005. The grant price was $18.15. Under the terms of the Restricted Stock Agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided Mr. Kaczmarek is still with the Company. Compensation cost associated with the restricted stock issued is measured based on the market price of the stock at the grant date and is expensed on a straight-line basis over the service period. Restricted stock compensation expense for the three and six months ended June 30, 2005 was $39,000 and $45,000, respectively.

Had compensation expense for the Company's stock options been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$3,340	$769	$5,994	$2,740
Less: Compensation expense for stock options determined
under fair value method	(111)	(111)	(204)	(208)
Pro forma net income	$3,229	$658	$5,790	$2,532

Net income per common share - basic
As reported	$0.28	$0.07	$0.51	$0.24
Pro forma	$0.27	$0.06	$0.49	$0.22
Net income per common share - diluted
As reported	$0.27	$0.06	$0.49	$0.23
Pro forma	$0.27	$0.06	$0.48	$0.21

5)     Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 27,582 and 16,830 stock options for three months ended June 30, 2005 and 2004 and 18,122 and 118,816 for six months ended June 30, 2005 and 2004, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted average common shares outstanding - used
in computing basic earnings per share	11,826,778	11,543,552	11,798,730	11,463,679
Dilutive effect of stock options outstanding,
using the treasury stock method	358,807	411,020	359,132	445,384
Shares used in computing diluted earnings per share	12,185,585	11,954,572	12,157,862	11,909,063

6)    Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which represents the change in the Company’s net assets during the period from non-owner sources. The Company's sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and are presented net of tax. Reclassification adjustments resulting from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains or losses in the period in which they are excluded from comprehensive income of the current period. The Company's total comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Net income	$3,340	$769	$5,994	$2,740
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on available-for-sale
securities and Interest-Only strips, during the period, net of tax	1,299	(3,441)	185	(2,376)
Less: reclassification adjustment for net realized
gains, net of tax on available-for-sale securities
included in net income during the period	-	(179)	-	(323)
Other comprehensive income (loss)	1,299	(3,620)	185	(2,699)
Comprehensive income (loss)	$4,639	$(2,851)	$6,179	$41

7)    Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors (Plan). The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the second quarter and six months ended June 30, 2005 and 2004:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2005	2004	2005	2004
Components of net periodic benefits cost
Service cost	$216	$118	$413	$236
Interest cost	110	97	220	194
Prior service cost	3	-	6	-
Amortization of loss	50	29	101	58
Net periodic cost	$379	$244	$740	$488

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

Commitments to extend credit as of June 30, 2005 and December 31, 2004 were as follows:

	June 30,	December 31,
(Dollars in thousands)	2005	2004
Commitments to extend credit	$331,149	$313,036
Standby letters of credit	9,464	5,256
	$340,613	$318,292

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis give effects to the restatement and reclassifications in Notes 1 and 2 to the condensed consolidated financial statements.

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, the occurrence of events such as the terrorist acts of September 11, 2001, and other risks. All of the Company's operations and most of its customers are located in California. In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

EXECUTIVE SUMMARY

When evaluating financial condition and performance, management looks at certain key metrics and measures. The Company’s evaluation includes an analysis including comparisons with peer group financial institutions and with its own performance objectives established in the internal planning process.

The primary activity of the Company is commercial banking. The Company’s operations are located primarily in the southern and eastern regions of the general San Francisco Bay area of California. The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Through its asset and liability management process, the Company monitors a number of ratios to analyze the Company’s performance over time and also to compare the Company against similarly sized and situated companies in the banking industry. Management considers the following ratios to be important benchmarks for the Company’s performance and financial conditions:

•
Return on average assets: Net income as a percentage of average assets. Measures the earning power of the balance sheet. For the three months and six months ended June 30, 2005, the return on average assets was 1.19% and 1.08%, respectively, compared to 0.80% for the year ended December 31, 2004.

•
Return on average equity: Net income as a percentage of average shareholders’ equity. Measures the return on invested capital. For the three months and six months ended June 30, 2005, the return on average equity was 12.91% and 11.81%, respectively, compared to 9.04% for the year ended December 31, 2004.

•
Net interest margin: Net interest income as a percentage of average interest earning assets. Measures the earning power of interest earning assets funded by interest bearing liabilities. For the three months and six months ended June 30, 2005, the net interest margin was 4.53% and 4.47%, respectively, compared to 4.24% for the year ended December 31, 2004.

•
Efficiency ratio: Non-interest expense divided by net interest income before provision for loan losses plus noninterest income. Measures the cost of producing revenue as a percentage of total revenue. For the three months and six months ended June 30, 2005, the efficiency ratio was 62.22% and 65.35%, respectively, compared to 76.07% for the year ended December 31, 2004.

There is no single ratio or metric that summarizes the performance of the Company. The ratios above each take an element of the Company’s performance and quantify it so that it can be compared over time and benchmarked against other peer companies. Management uses these and other ratios and metrics in assessing and planning the Company’s performance.

The Company believes that the initiatives it undertook in 2004, coupled with increases in short term interest rates including the target Federal funds rate and the prime rate, will cause its performance to improve and to more closely match the performance of peer banks in the future.

CRITICAL ACCOUNTING POLICIES

General

Heritage Commerce Corp’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment spreads could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We apply Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations to account for our stock option plan awards. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of when the transactions would be recorded could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the impaired loan balance.

The Company’s allowance for loan losses has three basic components: the formula allowance for various pools of loans, the specific allowance for individual impaired loans, and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result formula losses could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could differ from the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for Loan Losses on page 25.

Loan Sales and Servicing
The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips are based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the interest-only (I/O) strips receivable, the Company uses estimates which are based on management’s expectations of future prepayment and discount rates. In evaluating the servicing assets, management used a discounted cash flow modeling technique, which requires estimates regarding the amount and timing of future cash flows, including assumptions about loan repayment rates and cost to service, as well as interest rate assumptions that contemplate the risks involved. For the quarter ended June 30, 2005, management’s estimate of constant prepayment rate (“CPR”) was 14% and the weighted average discount rate assumption was 9%. These prepayment and discount rates were based on current market conditions and historical market performance of pools of serviced loans. If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Stock Based Awards

Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the amount required to be paid to the Company by the optionee upon exercising the option. Because the Company’s stock option plans provide for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation expense is required to be recognized for stock options on the date of grant.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment.” This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25 "Accounting for Stock Issued to Employees." On April 14, 2005, the SEC issued rule 2005-57, which allows companies to delay implementation of Statement 123R to the beginning of the next fiscal year. The Company has not yet concluded on the method of adoption allowed by Statement 123R and is currently evaluating the impact of this accounting guidance on its financial condition and results of operations.

RESULTS OF OPERATIONS

Overview

For the three and six months ended June 30, 2005, consolidated net income was $3,340,000 and $5,994,000, respectively, compared to $769,000 and $2,740,000, respectively, for the three and six months ended June 30, 2004, an increase of 334% and 119%, respectively. Earnings per diluted share were $0.27 and $0.49, respectively, for the three and six months ended June 30, 2005, compared to $0.06 and $0.23, respectively, for the three and six months ended June 30, 2004, an increase of 350% and 113%, respectively. The increase for the three months and six months ended June 30, 2005 from the same periods in 2004 was attributed not only to increases in the volume of average earning assets and increases in key market interest rates in 2005. The net income and earnings per share in the second quarter ended 2004 was negatively impacted by severance costs for the elimination of 11 full time positions to reduce operating costs and the resignation of the former CEO. Annualized return on average assets and return on average equity for the three months ended June 30, 2005 were 1.19% and 12.91%, compared to 0.29% and 3.35%, for the same period in 2004. Annualized return on average assets and return on average equity for the six months ended June 30, 2005 were 1.08% and 11.81%, compared to 0.54% and 6.01%, for the same period in 2004.

Net interest income increased $1,769,000, or 18%, and $3,670,000, or 19%, for the three and six months ended June 30, 2005 compared to the same period in 2004. The Company's net interest margin was 4.53% and 4.47%, respectively, for the three and six months ended June 30, 2005, an increase of 44 and 33 basis points from 4.09% and 4.14%, respectively, for the three and six months ended June 30, 2004. The increase in net interest margin for the three and six months ended June 30, 2005 reflects an increase in the yield on earning assets of 92 and 70 basis points offset by a corresponding increase in the cost of interest bearing liabilities of 62 and 51 basis points. The increase in net interest income for the three and six months ended June 30, 2005 compared to the same period in 2004 is the result of the increase in net interest margin and an increase in the volume of earning assets. The increase in net interest margin and volume of earning assets was primarily attributable to an increase in the average level of loans and increase in the average level of securities in 2005 compared to the comparable periods in 2004. These increases were funded by an increase in interest bearing liabilities.

Total assets at June 30, 2005 were $1,097,696,000, an increase of $6,663,000, or 1%, from $1,091,033,000 as of June 30, 2004, and a decrease of $10,477,000, or 1%, from total assets of $1,108,173,000 as of December 31, 2004. Total deposits at June 30, 2005 were $909,434,000, a decrease of $9,735,000, or 1%, from $919,169,000 as of June 30, 2004, and a decrease of $9,101,000, or 1%, from total deposits of $918,535,000 as of December 31, 2004.

Total loans at June 30, 2005 were $713,691,000, an increase of $10,412,000, or 1%, compared to $703,279,000 as of June 30, 2004, and a decrease of $11,839,000, or 2%, from $725,530,000 as of December 31, 2004. The Company's allowance for loan losses was $11,436,000, or 1.60% of total loans at June 30, 2005, compared to $12,626,000, or 1.80% of total loans, and $12,497,000, or 1.72% of total loans, at June 30, 2004 and December 31, 2004, respectively. The decrease in the overall level of the allowance of loan losses since December 31, 2004 is primarily attributable to the charge-off of one commercial loan in 2005, which was partially offset by the provisions made during the first and second quarter of 2005. Nonperforming assets including nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans, foreclosed assets, and other real estate owned at June 30, 2005 were $5,561,000, compared to $2,632,000 at June 30, 2004 and $1,330,000 at December 31, 2004.

The Company's shareholders' equity at June 30, 2005 was $104,185,000, compared to $90,391,000 at June 30, 2004 and $98,579,000 as of December 31, 2004. The increase in shareholders’ equity from these prior periods was primarily attributable to net income and proceeds from the exercise of common stock options, partially offset by the repurchase of common stock. Book value per share increased to $8.87 at June 30, 2005, from $7.79 at June 30, 2004 and $8.45 at December 31, 2004. The Company's leverage capital ratio was 11.3% at June 30, 2005 compared to 10.6% at June 30, 2004 and 10.9% at December 31, 2004.

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

The following table presents the Company’s average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2005			June 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$756,362	$13,169	6.98%	$715,038	$10,430	5.87%
Securities	230,781	1,835	3.19%	220,990	1,685	3.07%
Interest bearing deposits in other financial institutions	2,724	18	2.65%	607	1	0.66%
Federal funds sold	45,216	325	2.88%	38,742	92	0.96%
Total interest earnings assets	1,035,083	15,347	5.95%	975,377	12,208	5.03%
Cash and due from banks	36,326			50,239
Premises and equipment, net	2,934			3,812
Other assets	49,232			41,307
Total assets	$1,123,575			$1,070,735

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$133,184	$393	1.18%	$110,531	$115	0.42%
Savings and money market	341,168	1,196	1.41%	350,445	866	0.99%
Time deposits, under $100	37,897	224	2.37%	39,211	137	1.41%
Time deposits, $100 and over	121,146	717	2.37%	98,457	348	1.42%
Brokered time deposits, $100 and over	38,510	353	3.68%	10,102	113	4.50%
Securities sold under agreement to repurchase and
notes payable to subsidiary grantor trusts	70,880	785	4.44%	71,520	719	4.04%
Total interest bearing liabilities	742,785	$3,668	1.98%	680,266	$2,298	1.36%
Demand, noninterest bearing	257,054			283,460
Other liabilities	19,991			14,723
Total liabilities	1,019,830			978,449
Shareholders' equity:	103,745			92,286
Total liabilities and shareholders' equity	$1,123,575			$1,070,735

Net interest income / margin		$11,679	4.53%		$9,910	4.09%

Note: Yields and amounts earned on loans include loan fees of $381,000 and $454,000 for the three month periods ended June 30, 2005 and 2004, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Nonaccrual loans of $5,016,000 and $2,102,000 for the period ended June 30, 2005 and 2004, respectively, are included in the average balance calculation above.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2005			June 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$762,012	$25,567	6.77%	$701,408	$20,504	5.88%
Securities	232,611	3,699	3.21%	198,587	3,083	3.12%
Interest bearing deposits in other financial institutions	2,639	31	2.37%	1,322	4	0.61%
Federal funds sold	36,869	502	2.75%	33,943	161	0.95%
Total interest earnings assets	1,034,131	29,799	5.81%	935,260	23,752	5.11%
Cash and due from banks	37,407			47,638
Premises and equipment, net	3,031			3,898
Other assets	47,752			38,735
Total assets	$1,122,321			$1,025,531

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$130,113	$686	1.06%	$108,337	$234	0.43%
Savings and money market	350,659	2,319	1.33%	343,404	1,707	1.00%
Time deposits, under $100	37,879	408	2.17%	39,411	279	1.42%
Time deposits, $100 and over	115,429	1,266	2.21%	97,354	697	1.44%
Brokered time deposits, $100 and over	34,154	614	3.63%	10,877	243	4.49%
Securities sold under agreement to repurchase and
notes payable to subsidiary grantor trusts	72,366	1,571	4.38%	62,207	1,327	4.29%
Total interest bearing liabilities	740,600	$6,864	1.87%	661,590	$4,487	1.36%
Demand, noninterest bearing	259,251			259,076
Other liabilities	20,128			13,210
Total liabilities	1,019,979			933,876
Shareholders' equity:	102,342			91,655
Total liabilities and shareholders' equity	$1,122,321			$1,025,531

Net interest income / margin		$22,935	4.47%		$19,265	4.14%

Note: Yields and amounts earned on loans include loan fees of $763,000 and $882,000 for the six month periods ended June 30, 2005 and 2004, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Nonaccrual loans of $5,016,000 and $2,102,000 for the period ended June 30, 2005 and 2004, respectively, are included in the average balance calculation above.

Net interest income for the three and six months ended June 30, 2005 increased 18% and 19%, respectively, over the same period in 2004. For the three and six months ended June 30, 2005, average interest earning assets increased by $59,706,000, or 6%, and $98,871,000, or 11%, over the prior period in 2004. For the three and six months ended June 30, 2005, the average yield on interest earning assets was 5.95% and 5.81%, respectively, an increase of 92 and 70 basis points from 5.03% and 5.11% for the same period in 2004. The rates paid on interest bearing liabilities increased 62 and 51 basis points to 1.98% and 1.87% for the three and six months ended June 30, 2005 compared to 1.36% and 1.36% for the same period in 2004. As a result, the net interest margin increased 44 and 33 basis points to 4.53% and 4.47% for the three and six months ended June 30, 2005, from 4.09% and 4.14% for the same period in 2004. The increase in net interest income was attributable to increases in the volume of average earning assets and increases in key market interest rates in 2005. The changes in volume contributed $482,000 for the three months ended June 30, 2005 and $1,560,000 for the six months ended June 30, 2005, respectively, to net interest income. The effect of the changes in rates contributed $1,287,000 and $2,110,000, respectively, for the three and six months ended June 30, 2005. These changes resulted in an overall increase of $1,769,000 and $3,670,000, respectively, for the three and six months ended June 30, 2005 from 2004.

The following table sets forth an analysis of the changes in interest income resulting from changes in the average volume of interest earning assets and liabilities and changes in the average rates earned and paid. The total change is shown in the column designated “Net Change” and is allocated in the columns to the left, for the portions attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated to the change in volume.

	Three Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to Change In:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest earning assets
Loans, gross	$760	$1,979	$2,739
Securities	82	68	150
Interest bearing deposits in other financial institutions	14	3	17
Federal funds sold	48	185	233
Total interest earnings assets	$904	$2,235	$3,139

Interest bearing liabilities
Demand, interest bearing	$68	$210	$278
Savings and money market	(33)	363	330
Brokered time deposits, $100 and over	261	(21)	240
Time deposits, under $100	(7)	94	87
Time deposits, $100 and over	137	232	369
Securities sold under agreement to repurchase	(4)	70	66
Total interest bearing liabilities	422	948	1,370
Net interest income	$482	$1,287	$1,769

	Six Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to Change In:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest earning assets
Loans, gross	$1,954	$3,109	$5,063
Investment securities	529	87	616
Interest bearing deposits in other financial institutions	15	12	27
Federal funds sold	38	303	341
Total interest earnings assets	$2,536	$3,511	$6,047

Interest bearing liabilities
Demand, interest bearing	$115	$337	$452
Savings and money market	48	564	612
Brokered time deposits, $100 and over	418	(47)	371
Time deposits, under $100	(17)	146	129
Time deposits, $100 and over	196	373	569
Securities sold under agreement to repurchase	216	28	244
Total interest bearing liabilities	976	1,401	2,377
Net interest income	$1,560	$2,110	$3,670

Provision for Loan Losses

The provision for loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates. For the three and six months ended June 30, 2005, the provision for loan losses was $394,000 and $807,000, respectively, compared to $575,000 and $1,138,000, respectively, for the same period in 2004. See additional discussion under the caption "Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended		Increase (decrease)
	June 30,		2005 versus 2004
(Dollars in thousands)	2005	2004	Amount	Percent
Gain on sale of loans	$698	$639	$59	9%
Loan servicing income	466	375	91	24%
Service charges and other fees on deposit accounts	395	497	(102)	-21%
Gain on sale of leased equipment	299	-	299	N/A
Increase in cash surrender value of life insurance	290	234	56	24%
Equipment leasing	52	245	(193)	-79%
Gain on sales securities available-for-sale	-	264	(264)	-100%
Mortgage brokerage fees	-	30	(30)	-100%
Other	390	323	67	21%
Total	$2,590	$2,607	$(17)	-1%

	Six Months Ended		Increase (decrease)
	June 30,		2005 versus 2004
(Dollars in thousands)	2005	2004	Amount	Percent
Gain on sale of loans	$1,458	$1,366	$92	7%
Loan servicing income	858	679	179	26%
Service charges and other fees on deposits accounts	788	970	(182)	-19%
Gain on sale of leased equipment	299	-	299	N/A
Increase in cash surrender value of life insurance	556	562	(6)	-1%
Equipment leasing	131	490	(359)	-73%
Gain on sales securities available-for-sale	-	476	(476)	-100%
Mortgage brokerage fees	-	149	(149)	-100%
Other	805	679	126	19%
Total	$4,895	$5,371	$(476)	-9%

Noninterest income for the three and six months ended June 30, 2005 was $2,590,000 and $4,895,000, respectively, a decrease of 1% and 9%, respectively, from $2,607,000 and $5,371,000 for the same period in 2004.

In the three and six months ended June 30, 2005, gain on sale of Small Business Administration (SBA) loans and other guaranteed business loans increased 9% and 7% to $698,000 and $1,458,000, respectively, and loan servicing income increased 24% and 26% to $466,000 and $858,000, respectively, compared to the same period in 2004. The Company has an ongoing program of originating SBA and other guaranteed business loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans. The increased noninterest income from SBA and other guaranteed business lending in the three and six months ended June 30, 2005 compared to the same periods in 2004 was offset by a decrease in lease income of $193,000 and $359,000, respectively, for the three months and six months ended June 30, 2005 due to the sale of all leased equipment during the second quarter and the absence of securities gains recognized in the three and six months ended June 30, 2005, compared to $264,000 and $476,000 in securities gains in the three and six months ended June 30, 2004.

Deposit related activity charges were down $102,000 and $182,000 from the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2005 primarily because higher interest rates applied to collected balances create a waiver of (or credit against) service charges for many business customers.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months		Increase (decrease)
	June 30,		2005 versus 2004
(Dollars in thousands)	2005	2004	Amount	Percent
Salaries and employee benefits	$4,760	$5,456	$(696)	-13%
Occupancy	841	872	(31)	-4%
Retirement plan expense	370	981	(611)	-62%
Client services	345	231	114	49%
Advertising and promotion	323	252	71	28%
Amortization of low income housing projects	293	203	90	44%
Professional fees	225	961	(736)	-77%
Furniture and equipment	204	255	(51)	-20%
Data processing expense	169	183	(14)	-8%
Amortization of leased equpiment	83	250	(167)	-67%
Other	1,265	1,163	102	9%
Total	$8,878	$10,807	$(1,929)	-18%

	Six Months Ended		Increase (decrease)
	June 30,		2005 versus 2004
(Dollars in thousands)	2005	2004	Amount	Percent
Salaries and employee benefits	$9,665	$10,176	$(511)	-5%
Occupancy	1,692	1,914	(222)	-12%
Retirement plan expense	738	1,218	(480)	-39%
Client services	751	416	335	81%
Advertising and promotion	512	499	13	3%
Amortization of low income housing projects	546	362	184	51%
Professional fees	721	1,316	(595)	-45%
Furniture and equipment	403	492	(89)	-18%
Data processing expense	341	322	19	6%
Amortization of leased equpiment	334	516	(182)	-35%
Other	2,484	2,228	256	11%
Total	$18,187	$19,459	$(1,272)	-7%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended June 30,
		Percent		Percent
(Dollars in thousands)	2005	of Total	2004	of Total
Salaries and employee benefits	$4,760	54%	$5,456	50%
Occupancy	841	9%	872	8%
Retirement plan expense	370	4%	981	9%
Client services	345	4%	231	2%
Advertising and promotion	323	4%	252	2%
Amortization of low income housing projects	293	3%	203	2%
Professional fees	225	3%	961	9%
Furniture and equipment	204	2%	255	3%
Data processing expense	169	2%	183	2%
Amortization of leased equpiment	83	1%	250	2%
Other	1,265	14%	1,163	11%
Total	$8,878	100%	$10,807	100%

	For The Six Months Ended June 30,
		Percent		Percent
(Dollars in thousands)	2005	of Total	2004	of Total
Salaries and employee benefits	$9,665	53%	$10,176	52%
Occupancy	1,692	9%	1,914	10%
Retirement plan expense	738	4%	1,218	6%
Client services	751	4%	416	2%
Advertising and promotion	512	3%	499	3%
Amortization of low income housing projects	546	3%	362	2%
Professional fees	721	4%	1,316	7%
Furniture and equipment	403	2%	492	3%
Data processing expense	341	2%	322	2%
Amortization of leased equpiment	334	2%	516	2%
Other	2,484	14%	2,228	11%
Total	$18,187	100%	$19,459	100%

Noninterest expense for the three and six months ended June 30, 2005 was $8,878,000 and $18,187,000, respectively, down $1,929,000 and $1,272,000, or 18% and 7%, from $10,807,000 and $19,459,000 for the same period in the prior year.

For the three and six month period ended June 30, 2005 compared to the three and six month period ended June 30, 2004:

•
Salaries and employee benefits decreased $696,000 and $511,000, respectively, or 13% and 5%, compared to the same period in 2004. The decrease was primarily due to expenses related to the severance expense in the second quarter of 2004. Salaries and employee benefits as a percentage of total noninterest expense increased to 54% and 53%, respectively, from 50% and 52%, respectively, over the comparative three and six month period.

•
Occupancy decreased by $31,000 and $222,000, respectively, or 4% and 12%, compared to the same period in 2004. The decrease was primarily as a result of lower depreciation on leasehold improvements in 2005. Occupancy costs as a percentage of total noninterest expense increased to 9% from 8% over the comparative three month period but decreased to 9% from 10% over the comparative six month period.

•
Retirement plan expense decreased $611,000 and $480,000, respectively, or 62% and 39%, compared to the same period in 2004. The decrease was primarily related to the resignation of the former CEO in the second quarter of 2004 resulting in an accelerated retirement plan payment. Retirement plan expense as a percentage of total noninterest expense decreased to 4% from 9% and 6%, respectively, over the comparative three and six month period.

•
Client services increased $114,000 and $335,000, respectively, or 49% and 81%, compared to the same period in 2004. The increase from 2004 was primarily due to the increase in services fees charged to the Company from the third party vendors. Client services as a percentage of total noninterest expense increased to 4% from 2% over the comparative three and six month period.

•
Professional fees decreased $736,000 and $595,000, respectively, or 77% and 45%, compared to the same period in 2004. The comparable periods in 2004 included significant legal fees associated with a proxy contest and other corporate governance matters. Professional fees as a percentage of total noninterest expense decreased to 3% and 4%, respectively, from 9% and 7% over the comparative three and six month period.

•
Advertising and promotion increased $71,000 and $13,000, respectively, or 28% and 3%, compared to the same period in 2004. The increase from 2004 was primarily due to certain advertising and product promotion in the second quarter of 2005. Advertising and promotion as a percentage of total noninterest expense increased to 4% from 2% over the comparative three month period but remains the same at 3% over the comparative six month period.

•
Amortization of low income housing projects increased $90,000 and $184,000, respectively, or 44% and 51%, compared to the same period in 2004. The increase was primarily due to an additional investment in a low income housing project in June 2004. Amortization of low income housing projects as a percentage of total noninterest expense increased to 3% from 2% over the comparative three and six months period.

•
Furniture and equipment expense decreased by $51,000 and $89,000, respectively, or 20% and 18%, compared to the same period in 2004. The decrease was primarily due to fewer equipment repairs, and lower depreciation on furniture and equipment in 2005. Furniture and equipment, as a percentage of total noninterest expense decreased to 2% from 3% over the comparative three and six month period.

•
Data processing expense decreased $14,000, or 8%, for the quarter ended June 30, 2005, but increased $19,000, or 6%, for the six months ended June 30, 2005, compared to the same period in 2004; however, data processing expense as a percentage of total noninterest expense remains at 2% over the comparative three and six month period.

•
Amortization of leased equipment decreased $167,000 and $182,000, respectively, or 67% and 35%, compared to the same period in 2004. All of the leased equipments was sold in the second quarter of 2005. Amortization of leased equipment as a percentage of total noninterest expense decreased to 1% from 2% but remains at 2% over the comparative three and six month period.

•
Other noninterest expense increased $102,000 and $256,000, or 9% and 11%, compared to the same period in 2004. Other noninterest expense as a percentage of total noninterest expense increased to 14% from 11% over the comparative three and six month period.

Income Taxes

Income tax expense for the three and six months ended June 30, 2005 was $1,657,000 and $2,842,000, respectively, as compared to $366,000 and $1,299,000 for the same periods in the prior year. The following table shows the effective income tax rate for each period indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Effective income tax rate	33.16%	32.25%	32.16%	32.16%

The difference in the effective tax rate compared to the statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing and investments in tax-free municipal securities.

FINANCIAL CONDITION

As of June 30, 2005, total assets were $1,097,696,000, a decrease of $10,477,000, or 1%, from $1,108,173,000 at December 31, 2004, and an increase of $6,663,000, or 1%, from the same period in 2004. Securities available-for-sale decreased $6,179,000, or 3%, and $3,805,000, or 2%, at June 30, 2005 from December 31, 2004, from June 30, 2004. Total loans decreased $11,839,000, or 2%, at June 30, 2005 from December 31, 2004, and increased $10,412,000, or 1%, from June 30, 2004. Total deposits decreased $9,101,000, or 1%, to $909,434,000 at June 30, 2005 from $918,535,000 at December 31, 2004, and decreased $9,735,000, or 1%, from $919,169,000 at June 30, 2004.

Securities Portfolio

A major component of the Company's earning assets is its securities portfolio. The following table sets forth the estimated fair value of securities at the dates indicated:

	June 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Securities available-for-sale (at fair value)
U.S. Treasury	$11,962	$5,934	$5,942
U.S. Government Agencies	89,963	90,439	90,308
Mortgage-Backed Securities	96,748	105,531	107,735
Municipals - Tax Exempt	8,619	9,084	9,206
CMOs	19,338	19,447	19,618
Total	$226,630	$230,435	$232,809

The following table summarizes the composition of the Company’s securities available-for-sale and the weighted average yields at June 30, 2005:

	June 30, 2005
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasury	$5,962	1.67%	$6,000	3.50%	$-	-	$-	-	$11,962	2.59%
Agencies	61,196	2.15%	28,767	2.74%	-	-	-	-	89,963	2.34%
Mortgage Backed	-	-	173	5.02%	10,149	3.83%	86,426	3.98%	96,748	3.96%
CMOs	-	-	-	-	-	-	19,338	2.88%	19,338	2.88%
Municipals - non-taxable	404	4.71%	8,215	2.18%	-	-	-	-	8,619	2.30%
Total	$67,562	2.12%	$43,155	2.75%	$10,149	3.83%	$105,764	3.78%	$226,630	3.09%

Securities that are classified as available for sale are carried at their fair value. This means that the carrying amount will increase or decrease based on changes in interest rates or, very rarely, changes in credit rating.

As of June 30, 2005, the only securities held by the Company where the aggregate carrying value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors such as political subdivisions (public funds) or bankruptcy trustees and other contractual obligations such as repurchase agreements. Securities with amortized cost of $79,572,000 and $73,730,000 as of June 30, 2005 and 2004 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations. A portion of these deposits can only be secured by U.S. Treasury securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans

Loans decreased $11,839,000, or 2%, to $713,691,000 at June 30, 2005 from $725,530,000 at December 31, 2004, and increased $10,412,000, or 1%, from $703,279,000 at June 30, 2004.

For the three and six months ended June 30, 2005, $19,121,000 and $35,153,000, respectively, in guaranteed loans were generated and held for sale, and $10,277,000 and $22,689,000, respectively, of guaranteed loans held for sale were sold into the secondary market.

At June 30, 2005 and December 31, 2004, the Company serviced SBA and other business loans, which it had sold into the secondary market, of approximately $173,472,000 and $166,813,000, respectively. At June 30, 2005 and December 31, 2004, the carrying amount of the servicing assets was $2,170,000 and $2,213,000, respectively. There was no valuation allowance as of June 30, 2005 or December 31, 2004. The balance of Interest-Only (I/O) strip receivables at June 30, 2005 and December 31, 2004 was $4,672,000, net of unrealized gain of $2,019,000, and $3,954,000, net of unrealized gain of $1,536,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA and other business loans.

Servicing income from these loans was $466,000 and $858,000, respectively, for the three and six months ended June 30, 2005, compared to $375,000 and $679,000 for the same period in 2004. Amortization of the related assets was $492,000 and $1,166,000, respectively, for the three and six months ended June 30, 2005, compared to $366,000 and $745,000 for the same period in 2004. Heritage Bank of Commerce is a preferred lender with the U.S. Small Business Administration, which allows the Company to grant certain U.S. Small Business Administration loans without the prior approval of the SBA.

The following table summarizes the composition of the Company’s loan portfolio at the dates indicated:

	June 30, 2005		June 30, 2004		December 31, 2004
(Dollars in thousands)	2005	% to Total	2004	% to Total	2004	% to Total
Commercial	$291,774	41%	$298,828	43%	$300,452	41%
Real estate - mortgage	289,471	41%	290,956	41%	303,154	42%
Real estate - land and construction	129,708	18%	111,161	16%	118,290	16%
Consumer	1,945	0%	1,625	0%	2,908	1%
Total loans	712,898	100%	702,570	100%	724,804	100%
Deferred loan costs	793		709		726
Allowance for loan losses	(11,436)		(12,626)		(12,497)
Loans, net	$702,255		$690,653		$713,033

The following table sets forth the maturity distribution of the Company’s loan portfolio at June 30, 2005:

		Over One
	Due in	Year But
	One Year	Less than	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial	$276,270	$12,291	$3,213	$291,774
Real estate - mortgage	183,995	57,772	47,704	289,471
Real estate - land and construction	129,708	-	-	129,708
Consumer	1,824	121	-	1,945
Total loans	$591,797	$70,184	$50,917	$712,898

Loans with variable interest rates	$571,764	$24,596	$1,691	$598,051
Loans with fixed interest rates	20,033	45,588	49,226	114,847
Total loans	$591,797	$70,184	$50,917	$712,898

The table above also shows the distribution of loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At June 30, 2005, approximately 84% of the Company’s loan portfolio consisted of floating interest rate loans.

Nonperforming assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, troubled debt restructurings and other real estate owned. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Company has granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned (“OREO”) consists of real property acquired through foreclosure on the related underlying defaulted loans. The following table shows nonperforming assets at the dates indicated:

	June 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Nonaccrual loans	$5,016	$2,102	$1,028
Loans 90 days past due and still accruing	545	530	302
Restructured loans	-	-	-
Total nonperforming loans	5,561	2,632	1,330
Other real estate owned	-	-	-
Total nonperforming assets	$5,561	$2,632	$1,330

Nonperforming assets as a percentage of
loans plus other real estate owned	0.78%	0.37%	0.18%

As of June 30, 2005, the Company had $5,016,000 loans on nonaccrual status, which were considered impaired loans, compared to $1,028,000 as of December 31, 2004 and $2,102,000 as of June 30, 2004. The increase in nonaccrual loans from 2004 was primarily due to a single loan with a carrying value of $1,984,000 as of June 30, 2005 classified as nonperforming loans in the first quarter of 2005; however, the carrying value of the loan is secured by real and personal property of the borrower and guarantors which the Company believes is sufficient to cover any loss exposure.

Allowance for Loan Losses

The Company assigns a risk grade consistent with the system recommended by regulatory agencies to all of its loans. Grades range from "Pass" to "Loss" depending on credit quality, with "Pass" representing loans that involve an acceptable degree of risk. Management conducts an evaluation of the "Pass" loan portfolio at least annually. Among other things, this evaluation takes into consideration loan payment history, covenant compliance and economic conditions then in existence. For loans where a higher degree of risk has been identified, the evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment as well as detailed reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, collateral value, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination results, and current economic conditions in the Company's marketplace, in particular the state of the technology industry and the real estate market.

This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into four components for purposes of determining an appropriate level of the allowance: "watch," "special mention," "substandard" and "doubtful.” Additionally, the Company maintains a program for regularly scheduled reviews of certain new and renewed loans by an outside loan review consultant. Any loans identified during an external review process that expose the Company to increased risk are appropriately downgraded and an increase in the allowance for loan losses is established for such loans. Further, the Company is examined periodically by the FDIC, FRB, and the California Department of Financial Institutions at which time a further review of loan quality is conducted.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss risk and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio could be adversely affected if the California economy or real estate values in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Company’s loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Six Months Ended		For the Year Ended
	June 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Balance, beginning of period / year	$12,497	$13,451	$13,451
Net charge-offs	(1,868)	(1,963)	(1,339)
Provision for loan losses	807	1,138	666
Reclassification to other liabilities	-	-	(281)	(1)
Balance, end of period/ year	$11,436	$12,626	$12,497

Ratios
Net charge-offs to average loans outstanding	0.52%	0.58%	0.19%
Allowance for loan losses to average loans	1.59%	1.88%	1.80%
Allowance for loan losses to total loans	1.60%	1.80%	1.72%
Allowance for loan losses to nonperforming assets	206%	480%	940%

(1) The Company reclassified the allowance for loan losses on unused commitments of $281,000 to other liabilities as of December 31, 2004. As of June 30, 2005, this allowance was $223,000.

Charge-offs reflects the realization of losses in the portfolio that were recognized previously though provisions for loan losses. The net charge-offs as of June 30, 2005 were $1,868,000, compared to $1,963,000 as of June 30, 2004. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (ALL) by loan type and the allocated allowance as a percent of loans outstanding in each loan category at the dates indicated:

	June 30, 2005		June 30, 2004		December 31, 2004
		Percent		Percent		Percent
		of ALL by		of ALL by		of ALL by
		category to		category to		category to
		total loans		total loans		total loans
(Dollars in thousands)	Amount	by category	Amount	by category	Amount	by category
Commercial	$7,657	2.62%	$9,690	3.24%	$8,691	2.89%
Real estate - mortgage	1,388	0.48%	1,625	0.56%	1,671	0.55%
Real estate - land and construction	2,176	1.68%	1,253	1.13%	1,711	1.45%
Consumer	68	3.47%	44	2.71%	38	1.31%
Unallocated	147	-	14	--	386	--
Total	$11,436	1.60%	$12,626	1.80%	$12,497	1.72%

The decrease in the overall level of the allowance and in the allowance as a percentage of total loans since December 31, 2004 is primarily the result of net charge-offs in 2005. Other than the loans already classified, the Company has not identified any additional potential problem loans at June 30, 2005.

Loans are charged against the allowance when management believes that the collectibility of the principal is doubtful. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. As of June 30, 2005, nonperforming loans had a related specific valuation allowance of $226,000 compared to a specific valuation allowance of $270,000 at December 31, 2004.

The formula allowance is calculated by applying loss factors to outstanding loans. Loss factors are based on management's experience and may be adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date. The formula allowance at June 30, 2005 was $11,063,000 compared to $11,841,000 on December 31, 2004. The decrease was primarily attributable to the charge-off related to one loan and the specific allowance established for that loan.

The unallocated allowance is based upon management's evaluation of various conditions that are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. As of June 30, 2005, the Company’s unallocated allowance was $147,000, compared to $386,000 on December 31, 2004. In evaluating the appropriateness of the unallocated allowance, management considered the following factors:

•	Bank’s Lending Policies and Procedures - Changes in lending policies and procedures, including underwriting standards and collection, charge-off, and recovery practices.

•	Economic Conditions - Changes in national and local economic and business conditions, trends, and developments, including the condition of various market segments.

•	Changes in the Bank’s Lending Management and Staff - Changes in the experience, ability and depth of lending management and other relevant staff.

•
Changes in Trend and Volume of Past Due and Classified Loans - Changes in the trend of the volume and severity of past due and classified loans; and trends in the volume of nonaccrual loans, troubled debt restructurings and other loan modifications.

•	Quality of the Bank’s Loan Review System - Changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s Board of Directors.

•	Credit Concentrations - The existence and effect of any concentrations of credit and changes in the level of such concentrations.

There can be no assurance that the adverse impact of any of these above conditions on the Bank will not be in excess of the current level of estimated losses. The current business, economic, and real estate markets along with the seasoning of the portfolio and the nature and duration of the current business cycle will affect the amount of estimated losses.

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

Deposits

Total deposits were $909,434,000 at June 30, 2005, a decrease of 1%, compared to deposits at December 31, 2004, and at June 30, 2004. At June 30, 2005, compared to December 31, 2004, noninterest bearing demand deposits decreased $20,592,000, or 7%; interest bearing demand deposits increased $8,765,000, or 7%; savings and money market deposits decreased $35,089,000, or 10%; time deposits increased $19,587,000, or 14%; and brokered deposits increased $18,228,000, or 92%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Six Months Ended		Six Months Ended		Year Ended
	June 30, 2005		June 30, 2004		December 31, 2004
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid	Balance	Paid	Balance	Paid
Demand, noninterest bearing	$259,251	--%	$259,076	--%	$275,192	--%
Demand, interest bearing	130,113	1.06%	108,337	0.43%	112,439	0.48%
Savings and money market	350,659	1.33%	343,404	1.00%	350,922	1.04%
Time deposits, under $100	37,879	2.17%	39,411	1.42%	38,717	1.49%
Time deposits, $100 and over	115,429	2.21%	97,354	1.44%	100,309	1.55%
Brokered deposits, $100 and over	34,154	3.63%	10,877	4.49%	11,460	4.13%
Total average deposits	$927,485	1.15%	$858,459	0.74%	$889,039	0.76%

As of June 30, 2005, the Company had a deposit mix of 36% in savings and money market accounts, 22% in time deposits, 14% in interest bearing demand accounts, and 28% in noninterest bearing demand deposits. As of June 30, 2005, approximately $6,529,000, or less than 1%, of deposits were from public sources, and approximately $59,740,000, or 7%, of deposits were from title and escrow companies. As of June 30, 2004, the Company had a deposit mix of 40% in savings and money market accounts, 15% in time deposits, 12% in interest bearing demand accounts, and 33% in noninterest bearing demand deposits. As of June 30, 2004, approximately $6,510,000, or less than 1%, of deposits were from public sources, and approximately $86,977,000, or 9%, of deposits were from title and escrow companies.  The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling approximately $38,090,000 and $3,925,000 at June 30, 2005 and 2004, respectively. These brokered deposits generally mature within one to three years. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of June 30, 2005.

Time Deposits of $100,000 and Over
(Dollars in thousands)	Balance	% of Total
Three months or less	$68,726	42%
Over three months through twelve months	50,319	31%
Over twelve months	43,805	27%
Total	$162,850	100%

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account. As a result certain types of business clients whom the Company serves typically carry average deposits in excess of $100,000. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

Return on Equity and Assets

The following table indicates the ratios on the annualized return on average assets and average equity and average equity to average assets for each indicated period.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Return on average assets	1.19%	0.29%	1.08%	0.54%
Return on average equity	12.91%	3.35%	11.81%	6.01%
Average equity to average assets ratio	9.23%	8.62%	9.12%	8.94%

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

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities at June 30, 2005, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

		Due in	Due After
	Within	Three to	One to	Due After	Not Rate
(Dollars in thousands)	Three Months	Twelve Months	Five Years	Five Years	Sensitive	Total
Interest earning assets:
Federal funds sold	$26,300	$-	$-	$-	$-	$26,300
Interest bearing deposits in other financial institutions	3,015	-	-	-	-	3,015
Securities	5,496	62,065	43,155	115,914	-	226,630
Total loans, including loans held for sale	550,375	77,917	70,184	50,917	-	749,393
Total interest earning assets	585,186	139,982	113,339	166,831		1,005,338
Cash and dues from banks					31,670	31,670
Other assets		30,660			30,028	60,688
Total assets	$585,186	$170,642	$113,339	$166,831	$61,698	$1,097,696

Interest bearing liabilities:
Demand, interest bearing	$129,655	$-	$-	$-	$-	$129,655
Savings and money market	322,229	-	-	-	-	322,229
Time deposits	83,214	69,192	48,285	-	-	200,691
Securities sold under agreement to repurchase	8,000	10,900	21,800	-	-	40,700
Notes payable to subsidiary grantor trusts	9,279	-	-	14,423	-	23,702
Total interest bearing liabilities	552,377	80,092	70,085	14,423	-	716,977
Noninterest demand deposits	46,700	-	-	-	210,159	256,859
Accrual interest payable and other liabilities	-	-	-	-	19,675	19,675
Shareholders' equity	-	-	-	-	104,185	104,185
Total liabilities and shareholder's equity	$599,077	$80,092	$70,085	$14,423	$334,019	$1,097,696

Interest rate sensitivity GAP	$(13,891)	$90,550	$43,254	$152,408	$(272,321)	$-

Cumulative interest rate sensitivity GAP	$(13,891)	$76,659	$119,913	$272,321	$-	$-
Cumulative interest rate sensitivity GAP ratio	-1%	7%	11%	25%	0%	0%

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis table. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the exposure to changes in interest rates. To supplement traditional GAP analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rate environments but there is no significant impact as of June 30, 2005, compared to December 31, 2004. The process allows the Company to explore the complex relationships within the GAP over time and various interest rate environments.

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

Liquidity and Asset/Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in securities. At June 30, 2005, the Company’s primary liquidity ratio was 17.44%, comprised of $110,717,000 in securities available-for-sale with maturities (or probable calls) of up to five years, less $15,837,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $26,300,000, and $34,685,000 in cash and due from banks, as a percentage of total unsecured deposits of $893,597,000. At December 31, 2004 and June 30, 2004, the Company's primary liquidity ratio was 16.35% and 17.59%, respectively.

The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30, 2005
(Dollars in thousands)	2005	2004
YTD average balance	$47,178	$38,505
YTD average interest rate	2.28%	1.91%
Maximum month-end balance	$57,800	$48,600
Average rate at June 30	3.44%	1.91%

The Company has Federal funds purchase and lines of credit arrangements totaling $57,000,000 from correspondent banks. As of June 30, 2005, the Company had borrowing capacity of approximately $101,000,000 under a borrowing line with the Federal Home Loan Bank secured by certain loans and securities.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	June 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Capital components:
Tier 1 Capital	$126,560	$114,835	$121,096
Tier 2 Capital	11,373	10,904	11,623
Total risk-based capital	$137,933	$125,739	$132,719

Risk-weighted assets	$929,924	$879,146	$929,241
Average assets	$1,125,216	$1,071,685	$1,112,526
				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	14.83%	14.30%	14.30%	8.00%
Tier 1 risk-based capital	13.61%	13.00%	13.00%	4.00%
Leverage (1)	11.25%	10.70%	10.90%	4.00%
(1)	Tier 1 capital divided by average assets (excluding goodwill).

At June 30, 2005 and 2004, and December 31, 2004, the Company’s capital met all minimum regulatory requirements. As of March 31, 2005, management believes that HBC was considered “Well Capitalized” under the Prompt Corrective Action Provisions.

To enhance regulatory capital and to provide liquidity the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.875% subordinated debentures due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.60% subordinated debentures due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. Under applicable regulatory guidelines, the Trust Preferred securities currently qualify as Tier I capital. The subsidiary trusts are not consolidated in the Company’s consolidated financial statements and the subordinated debt payable to the subsidiary grantor trusts is recorded as debt of the Company to the related trusts.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred during the quarter to the Company’s market risk profile or information. For further information refer to the Company’s Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Based upon that evaluation and as result of the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Control over Financial Reporting

As mentioned in the March 31, 2005 Form 10Q, the Company had a material weakness according to which the Company did not design and implement controls over the selection and application of accounting policies for complex, non-routine transactions which was identified during the December 31, 2004 audit. During the second quarter of 2005, the Company created a formal process related to the design and implementation of control over the selection and application of complex, non-routine transactions. This process includes the early identification of complex, non-routine transactions. These transactions are initially documented by the Company’s internal accounting staff. There are regular meetings with accounting staff and executive level officers who are involved and familiar with these types of accounting issues, and who review the initial documentation of complex, non-routine transactions. Outside legal and accounting advice has been obtained when needed to review the complex, non-routine accounting transactions. In addition, the Company has hired additional employees with more banking and accounting experience to assist in reviewing the non-routine and complex accounting transactions.

Based on the Company’s new procedures, new additions to the staff and continuing expert consultation, the Company has had sufficient remediation for the material weakness found. The new procedures and in house expertise will properly address the review of the related policies and procedures for complex, non-routine accounting transactions. The internal controls over financial reporting were operating effectively as of June 30, 2005. Therefore, management has determined that there is no material weakness in the Company’s internal control over financial reporting as of June 30, 2005. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its system of internal control over financial reporting.

During the six months ended June 30, 2005, except as noted above there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In June 2004, the Company’s Board of Director authorized the purchase of up to $10 million of its common stock, which represents approximately 700,000 shares, or 6%, of its outstanding shares at current market price. The share repurchase authorization is valid through December 31, 2005.

The Company has financed the stock repurchases by using its available cash. Shares may be repurchased by the Company in open market purchases or in privately negotiated transactions as permitted under applicable rules and regulations. The repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

As of June 30, 2005, repurchases of equity securities are presented in the table below.

				Approximate
			Total Number of	Dollar of Shares That
			Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan

May 20, 2005	11,800	$17.92	11,800	$5,574,569.20
May 23, 2005	8,000	$18.44	8,000	$5,427,057.20
May 24, 2005	8,300	$18.33	8,300	$5,274,934.80
May 25, 2005	8,100	$18.43	8,100	$5,125,676.10
May 26, 2005	28,500	$18.69	28,500	$4,593,011.10
May 27, 2005	7,900	$18.65	7,900	$4,445,649.24
May 31, 2005	7,300	$18.71	7,300	$4,309,088.14
June 1, 2005	7,200	$18.55	7,200	$4,175,554.78
June 2, 2005	6,900	$18.26	6,900	$4,049,556.30
June 3, 2005	12,000	$18.50	12,000	$3,827,537.10
June 6, 2005	7,600	$18.56	7,600	$3,686,450.70
June 7, 2005	7,900	$18.69	7,900	$3,538,776.00
June 8, 2005	8,200	$18.71	8,200	$3,385,395.00
June 9, 2005	8,400	$18.73	8,400	$3,228,079.80
June 10, 2005	8,600	$18.73	8,600	$3,067,036.20
June 13, 2005	8,200	$18.71	8,200	$2,913,574.02
June 14, 2005	8,100	$18.84	8,100	$2,761,010.52
June 15, 2005	8,400	$19.00	8,400	$2,601,410.52
June 16, 2005	8,800	$19.00	8,800	$2,434,254.52
June 17, 2005	8,700	$19.02	8,700	$2,268,740.50
June 20, 2005	9,000	$19.31	9,000	$2,094,968.50
June 21, 2005	9,500	$19.25	9,500	$1,912,093.50
	207,400		207,400

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2005 Annual Meeting of Shareholders on May 26, 2005. There were 11,788,426 issued and outstanding shares of Company Common Stock on March 30, 2005, the Record Date for the 2005 Annual Meeting. Each of the shares voting at the meeting was entitled to one vote.

At the 2005 Annual Meeting, the following actions were taken:

Election of Directors

The Company’s board is divided into three classes. At the 2005 Annual Meeting, four directors of the Company were elected. The following chart indicates the number of shares cast for each elected director:

 Name of Director          Votes For      Votes Withheld

Jack W. Conner          10,126,138      281,038

Walter T. Kaczmarek          10,106,098      301,078

Charles J. Toeniskoetter         10,117,574      289,602

Ranson W. Webster          10,076,989   330,187

In addition to the above four individuals, the following previously elected directors’ terms continued after the meeting:

Name of Director          Title

Frank G. Bisceglia             Director

James Blair              Director

William Del Biaggio, Jr.       Director

Humphrey P. Polanen         Director

Louis “Lon” O. Normandin         Director

Jack Peckham            Director

Robert T. Moles           Director

To approve an amendment to the Commerce Corp Bylaws to declassify the Board of Directors so that each director would stand for re-election on an annual basis.

FOR    10,354,520

AGAINST    30,676

ABSTAIN    21,980

To approve an amendment to the Commerce Corp Articles of Incorporation to reinstate cumulative voting for shareholders of Commerce Corp..

FOR    7,225,836

AGAINST    395,721

ABSTAIN    63,775

BROKERED NON-VOTES 2,721,844

ITEM 6. EXHIBITS

Exhibit    Description

31.1     Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003

31.2    Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003

32.1       Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

32.2    Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
August 9, 2005 Date	/s/ Walter T. Kaczmarek Walter T. Kaczmarek Chief Executive Officer
August 9, 2005 Date	/s/ Lawrence D. McGovern Lawrence D. McGovern Chief Financial Officer