Form 10-Q
period 2005-11-08
HERITAGE COMMERCE CORP
filed 2005-11-09
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The Registrant had 11,795,617 shares of Common Stock outstanding on November 4, 2005.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Heritage Commerce Corp and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and due from banks	$44,061	$33,646
Federal funds sold	63,700	24,100
Total cash and cash equivalents	107,761	57,746
Securities available-for-sale, at fair value	209,415	232,809

Loans held for sale, at lower of cost or market	39,664	37,178

Loans, net of deferred costs	737,979	725,530
Allowance for loan and lease losses	(11,112)	(12,497)
Loans, net	726,867	713,033

Federal Home Loan Bank and Federal Reserve Bank stock	5,813	4,695
Company owned life insurance	33,016	26,303
Premises and equipment, net	2,695	3,183
Accrued interest receivable and other assets	35,360	33,226
Total assets	$1,160,591	$1,108,173

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$258,464	$277,451
Demand, interest bearing	130,327	120,890
Savings and money market	397,070	357,318
Time deposits, under $100	37,685	38,295
Time deposits, $100 and over	113,609	104,719
Brokered deposits, $100 and over	38,039	19,862
Total deposits	975,194	918,535
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	32,700	47,800
Accrued interest payable and other liabilities	21,938	19,557
Total liabilities	1,053,534	1,009,594

Shareholders' equity:
Preferred stock, no par value; 10,000,000
shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized
shares outstanding: 11,779,858 at September 30, 2005 and
11,669,837 at December 31, 2004	67,219	67,409
Unearned restricted stock award	(842)	-
Unallocated ESOP shares	-	(193)
Accumulated other comprehensive loss	(2,602)	(1,730)
Retained earnings	43,282	33,093
Total shareholders' equity	107,057	98,579
Total liabilities and shareholders' equity	$1,160,591	$1,108,173

See notes to condensed consolidated financial statements

Heritage Commerce Corp and Subsidiaries
Condensed Consolidated Income Statement (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
		2004		2004
		(As Restated,		(As Restated,
(Dollars in thousands, except per share data)	2005	see Note 2)	2005	see Note 2)
Interest income:
Loans, including fees	$14,109	$11,240	$39,677	$31,745
Securities, taxable	1,725	1,788	5,319	4,686
Securities, non-taxable	50	56	155	241
Interest bearing deposits in other financial institutions	27	3	58	7
Federal funds sold	601	77	1,103	238
Total interest income	16,512	13,164	46,312	36,917

Interest expense:
Deposits	3,531	1,729	8,824	4,889
Subsidiary grantor trusts	543	492	1,581	1,455
Other	195	263	729	627
Total interest expense	4,269	2,484	11,134	6,971

Net interest income before provision for loan losses	12,243	10,680	35,178	29,946
Provision for loan losses	(494)	254	313	1,392
Net interest income after provision for loan losses	12,737	10,426	34,865	28,554

Noninterest income:
Gain on sale of loans	702	920	2,160	2,285
Loan servicing income	510	426	1,368	1,105
Service charges and other fees on deposit accounts	332	415	1,120	1,385
Increase in cash surrender value of life insurance	331	236	887	798
Gain on sale of leased equipment	-	-	299	-
Equipment leasing	-	245	131	735
Gain on sale of securities available-for-sale	-	-	-	476
Mortgage brokerage fees	-	19	-	168
Other	306	375	1,112	1,054
Total noninterest income	2,181	2,636	7,077	8,006

Noninterest expense:
Salaries and employee benefits	4,375	4,301	14,040	14,477
Occupancy	779	875	2,471	2,789
Professional fees	511	670	1,232	1,986
Retirement plan expense	416	358	1,154	1,576
Client services	300	228	1,051	644
Amortization of low income housing projects	260	279	806	640
Advertising and promotion	290	364	802	862
Furniture and equipment	181	206	584	698
Data processing expense	167	170	508	492
Amortization of leased equipment	-	250	334	766
Other	1,199	1,059	3,684	3,289
Total noninterest expense	8,478	8,760	26,666	28,219

Income before income taxes	6,440	4,302	15,276	8,341
Income tax expense	2,245	1,210	5,087	2,509

Net income	$4,195	$3,092	$10,189	$5,832

Comprehensive income	$3,138	$5,441	$9,317	$5,482

Earnings per share:
Basic	$0.36	$0.26	$0.86	$0.50

Diluted	$0.35	$0.26	$0.84	$0.49

See notes to condensed consolidated financial statements

Heritage Commerce Corp and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders' Equity (Unaudited)
Nine Months Ended September 30, 2005

	Common Stock		Unearned Award Restricted	Unallocated ESOP	Accumlated Other Comprehensive	Retained	Total Shareholders'	Comprehensive
(Dollars in thousands, except shares)	Shares	Amount	Stock	Shares	Loss	Earnings	Equity	Income
Balance, January 1, 2005	11,669,837	$67,409	$ -	$ (193)	$ 1,730)	$ 33,093	$ 98,579
Net Income	-	-	-			10,189	10,189	$10,189
Net change in unrealized gain/loss on securities available-for-sale and Interest-Only strips, net of reclassification adjustment and taxes		-	-	-	(872)	-	(872)	(872)
Total comprehensive income	-	-	-	-	-	-	-	$9,317
ESOP shares released	-	284	-	193	-	-	477
Restricted stock award	51,000	926	(926)	-	-	-	-
Amortization of restricted stock award	-	-	84	-	-	-	84
Redemption payment on commom stock	-	(12)	-	-	-	-	(12)
Common stock repurchased	(300,160)	(5,732)	-	-	-	-	(5,732)
Stock options exercised	359,181	4,344	-	-	-	-	4,344
Balance, September 30, 2005	11,779,858	$67,219	$(842)	$-	$(2,602)	$43,282	$107,057

See notes to condensed consolidated financial statements

Heritage Commerce Corp and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
		2004
		(As Restated,
(Dollars in thousands)	2005	see Note 2)
Cash Flows from Operating Activities
Net Income	$10,189	$5,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	798	1,081
Provision for loan and lease losses	313	1,392
Gain on sale of leased equipment	(299)	-
Gain on sale of securities available for sale	-	(476)
Non-cash compensation expense related to ESOP	477	358
Amortization of restricted stock award	84	-
Amortization/accreation of discounts and premiums on securities	688	785
Gain on sale of loans	(2,160)	(2,285)
Proceeds from sales of loans held for sale	36,690	45,205
Originations of loans held for sale	(60,727)	(57,936)
Maturities/paydowns/payoffs of loans held for sale	23,711	16,871
Increase in cash surrender value of life insurance	(887)	(798)
Change in:
Accrued interest receivable and other assets	(1,939)	(4,683)
Accrued interest payable and other liabilities	2,679	4,152
Net cash provided by operating activities	9,617	9,498

Cash Flows from Investing Activities
Net change in loans	(14,187)	(63,925)
Purchases of securities available for sale	(6,000)	(117,735)
Maturities/paydowns/calls of securities available for sale	27,292	18,605
Proceeds from sales of securities available for sale	-	22,641
Sale of leased equipment	389	-
Purchase of company owned life insurance	(5,825)	-
Purchases of Federal Home Loan Bank stock	(1,118)	(2,151)
Purchases of premises and equipment	(312)	(536)
Net cash provided by (used in) investing activities	239	(143,101)

Cash Flows from Financing Activities
Net increase in deposits	56,659	67,246
Net changes in securities sold under agreement to repurchase	(15,100)	4,200
Issuance of common stock	4,344	3,667
Redemption of common stock	(5,744)	(2,581)
Net cash provided by financing activities	40,159	72,532

Net change in cash and cash equivalents	50,015	(61,070)
Cash and cash equivalents, beginning of period	57,746	114,217
Cash and Cash Equivalents, End of Period	$107,761	$53,147

Supplemental disclosures of cash paid during the period for:
Interest	$11,077	$7,362
Income taxes	$2,850	$750

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
September 30, 2005
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
The results for the three months and nine months ended September 30, 2005 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2005.

Certain amounts in the September 30, 2004 three month and nine month ended condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. Loan origination cost amortization of $371,000 and $1,039,000 in the condensed consolidated income statement for the three months and nine months ended September 30, 2004, respectively, was reclassified from noninterest expense to interest income on loans to conform to the 2005 presentation. The reclassification had no effect on income before income taxes or net income in the 2004 periods.

Service fees of $218,000 and $707,000 in the condensed consolidated income statement for the three months and nine months ended September 30, 2004, respectively, were reclassified from interest income on loans to noninterest income to conform to the 2005 presentation. The reclassification had no effect on income before income taxes or net income in the 2004 periods.

Servicing rights amortization of $190,000 and $577,000 in the condensed consolidated income statements for the three and nine months ended September 30, 2004, respectively, was reclassified from interest income to noninterest income to conform to the 2005 presentation. The reclassification had no effect on income before income taxes or net income in the 2004 periods.

2)	Restatement

Subsequent to the issuance of the Company's condensed consolidated financial statements for the nine months ended September 30, 2004, management determined that the nine months ended September 30, 2004 condensed consolidated financial statements should be restated as a result of the following accounting errors:

•
An asset which the Company had accounted for as a direct financing lease and classified as a part of the loan portfolio during the nine months of 2004 should have been accounted for as equipment subject to an operating lease. The after-tax income statement effect of correcting this error on the three and nine months ended September 30, 2004 was to increase income by $198,000 and $121,000, respectively.

•
The Company determined that its previous method of accounting for rent holidays and step-up rents in its facilities lease agreements was not appropriate and that it should have accounted for rent holidays and step-up rents on a straight-line basis. The after-tax income statement effect of correcting this error on the three and nine months ended September 30, 2004 was to increase income by $6,000 and $16,000, respectively.

The following is a summary of the significant effects of the restatement adjustments and reclassifications on the condensed consolidated income statements for the three and nine months ended September 30, 2004:

	Three Months Ended				Nine Months Ended
		Restatement				Restatement
	As	Adjustments			As	Adjustments
(Dollars in thousands, except per share data)	Previously Reported	and Reclassifications (1)		As Restated	Previously Reported	and Reclassifications (1)		As Restated
Interest income on loans, including fees	$11,709	$(469)		$11,240	$33,135	$(1,390)		$31,745
Total interest income	13,633	(469)		13,164	38,307	(1,390)		36,917
Net interest income before provision for loan losses	11,149	(469)		10,680	31,336	(1,390)		29,946
Provision for loan losses	600	(346)		254	1,800	(408)		1,392
Net interest income after provision for loan losses	10,549	(123)		10,426	29,536	(982)		28,554
Equipment leasing	-	245		245	-	735		735
Loan servicing income	616	(190)		426	1,682	(577)		1,105
Other noninterest income	157	218		375	347	707		1,054
Total noninterest income	2,363	273		2,636	7,141	865		8,006
Occupancy	883	(8)		875	2,813	(24)		2,789
Amortization of leased equipment	-	250		250	-	766		766
Loan origination costs	426	(426)	(2)	-	1,194	(1,194)	(2)	-
Total noninterest expense	8,889	(129)		8,760	28,517	(298)		28,219
Income before income taxes	4,023	279		4,302	8,160	181		8,341
Income tax expense	1,135	75		1,210	2,465	44		2,509
Net income	2,888	204		3,092	5,695	137		5,832

Earnings per share:
Basic	$0.25	$0.01		$0.26	$0.49	$0.01		$0.50
Diluted	$0.24	$0.02		$0.26	$0.48	$0.01		$0.49

(1) Includes reclassifications described in Note 1.
(2) $371,000 and $1,039,000 of loan origination costs for the three and nine months ended September 30, 2004, respectively, were reclassified to interest income on loans. $55,000 and $155,000 of loan origination costs for the three and nine months ended September 30, 2004, respectively, were reclassified to other noninterest expense.

3) Securities Available-for-Sale

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$5,934	$66	$5,984	$16	$11,918	$82
U.S. Government Agencies	24,763	213	59,605	745	84,368	958
FHLMC and FNMA Mortgage-Backed Securities	25,320	382	61,533	2,261	86,853	2,643
Municipals - Tax Exempt	2,628	32	5,566	112	8,194	144
Collaterized Mortgage Obligations	3,282	8	11,154	279	14,436	287
Total	$61,927	$701	$143,842	$3,413	$205,769	$4,114

As of September 30, 2005, the Company held 98 securities, of which 81 had fair values below amortized cost. Forty-eight securities have been carried with an unrealized loss for over 12 months. Higher interest rates at September 30, 2005 resulted in lower market values for the period and were the primary reason that certain securities had unrealized losses. There was no security that sustained a downgrade in credit ratings. All principal amounts are expected to be paid when securities mature. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2005.

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

Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 4.13% and 4.14% for September 30, 2005 and 2004; stock volatility of 17% and 28% in September 30, 2005 and 2004; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

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

Subsequent to the issuance of the condensed consolidated financial statements for the three and nine months ended September 30, 2004, management determined that compensation expense for amortization of fair value of stock awards, net of tax for the three and nine months ended September 30, 2004 had been calculated incorrectly. Accordingly, the pro forma amounts presented in the table below have been restated. The effect was to decrease compensation expense for amortization of fair value of stock awards, net of taxes, $81,000 and $221,000, respectively, for the three and nine months ended September 30, 2004. Pro forma net income per common share increased $0.03 per basic and diluted share for the three and nine months ended September 30, 2004. The correction did not impact the Company's consolidated financial position, results of operations, or cash flows for any period presented.

The Company awarded 51,000 restricted shares of common stock to Walter T. Kaczmarek, President and Chief Executive Officer of the Company, pursuant to the terms of a Restricted Stock Agreement dated March 17, 2005. The grant price was $18.15. Under the terms of the Restricted Stock Agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided Mr. Kaczmarek is still with the Company. Compensation cost associated with the restricted stock issued is measured based on the market price of the stock at the grant date and is expensed on a straight-line basis over the service period. Restricted stock compensation expense for the three and nine months ended September 30, 2005 was $39,000 and $84,000, respectively.

Had compensation expense for the Company's stock options been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$4,195	$3,092	$10,189	$5,832
Less: Compensation expense for stock options determined
under fair value method	(119)	(128)	(348)	(384)
Pro forma net income	$4,076	$2,964	$9,841	$5,448

Net income per common share - basic
As reported	$0.36	$0.26	$0.86	$0.50
Pro forma	$0.35	$0.26	$0.83	$0.47
Net income per common share - diluted
As reported	$0.35	$0.26	$0.84	$0.49
Pro forma	$0.34	$0.25	$0.81	$0.46

5) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 33,957 and 11,557 stock options for three months ended September 30, 2005 and 2004 and 16,443 and 17,699 for nine months ended September 30, 2005 and 2004, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Weighted average common shares outstanding - used
in computing basic earnings per share	11,789,546	11,621,963	11,795,669	11,522,054
Dilutive effect of stock options outstanding,
using the treasury stock method	309,344	376,557	337,387	418,444
Shares used in computing diluted earnings per share	12,098,890	11,998,520	12,133,056	11,940,498

6)	Comprehensive Income

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Net income	$4,195	$3,092	$10,189	$5,832
Other comprehensive income (loss), net of tax:
Net unrealized holding gains (losses) on available-for-sale
securities and Interest-Only strips, during the period, net of tax	(1,057)	2,349	(872)	(20)
Less: reclassification adjustment for net realized
gains, net of tax on available-for-sale securities
included in net income during the period	-	-	-	(330)
Other comprehensive income (loss)	(1,057)	2,349	(872)	(350)
Comprehensive income	$3,138	$5,441	$9,317	$5,482

7)	Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors (Plan). The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the third quarter and nine months ended September 30, 2005 and 2004:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Components of net periodic benefits cost
Service cost	$205	$118	$616	$354
Interest cost	123	97	343	291
Prior service cost	15	-	21	-
Amortization of loss	73	29	174	87
Net periodic cost	$416	$244	$1,154	$732

8)	Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

In the normal course of its business, HBC enters into financial instruments with off-balance sheet risk to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk, in excess of the amounts recognized in the balance sheets.

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

Commitments to extend credit as of September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
(Dollars in thousands)	2005	2004
Commitments to extend credit	$328,352	$313,036
Standby letters of credit	8,065	5,256
	$336,417	$318,292

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management discussion and analysis gives effect to the restatement and reclassifications in Notes 1 and 2 to the condensed consolidated financial statements.

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

Through its asset and liability management process, the Company monitors a number of ratios to analyze the Company’s performance over time and also to compare the Company against similarly sized and situated companies in the banking industry. Management considers the following ratios to be important benchmarks for the Company’s performance and financial conditions:

•
Return on average assets: Net income as a percentage of average assets measures the earning power of the balance sheet. For the three months and nine months ended September 30, 2005, the return on average assets was 1.45% and 1.20%, respectively, compared to 0.80% for the year ended December 31, 2004.

•
Return on average equity: Net income as a percentage of average shareholders’ equity measures the return on invested capital. For the three months and nine months ended September 30, 2005, the return on average equity was 15.64% and 13.13%, respectively, compared to 9.04% for the year ended December 31, 2004.

•
Net interest margin: Net interest income as a percentage of average interest earning assets measures the earning power of interest earning assets funded by interest bearing liabilities. For the three months and nine months ended September 30, 2005, the net interest margin was 4.61% and 4.52%, respectively, compared to 4.24% for the year ended December 31, 2004.

•
Efficiency ratio: Non-interest expense divided by net interest income before provision for loan losses plus noninterest income measures the cost of producing revenue as a percentage of total revenue. For the three months and nine months ended September 30, 2005, the efficiency ratio was 58.78% and 63.11%, respectively, compared to 76.07% for the year ended December 31, 2004.

There is no single ratio or metric that summarizes the performance of the Company. The ratios above each take an element of the Company’s performance and quantify it so that it can be compared over time and benchmarked against other peer companies. Management uses these and other ratios and metrics in assessing and planning the Company’s performance.

The Company believes that the initiatives it undertook in 2004, coupled with increases in short term interest rates including the target Federal funds rate and the prime rate, has improved its performance year to date.

CRITICAL ACCOUNTING POLICIES

General

Heritage Commerce Corp’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment speeds could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. We apply Accounting Principles Board (APB) No. 25, “Accounting for Stock Issued to Employees” and related interpretations to account for our stock option plan awards. Other estimates that we use include the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of when the transactions would be recorded could change.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the losses that may be sustained in the Company’s loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies”, which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan”, which requires that losses be accrued based on the differences between the value of collateral, present value of future cash flows or values that are observable in the secondary market and the impaired loan balance.

The Company’s allowance for loan and lease losses has three basic components: the formula allowance for various pools of loans, the specific allowance for individual impaired loans, and the unallocated allowance. Each of these components is determined based upon estimates that can and do change when the actual events occur. The formula allowance uses an historical loss view as an indicator of future losses and as a result formula losses could differ from the losses incurred in the future. The specific allowance uses various techniques to arrive at an estimate of loss. Historical loss information and fair market value of collateral are used to estimate those losses. The use of these values is inherently subjective and our actual losses could differ from the estimates. The unallocated allowance captures losses that are attributable to various economic events, industry or geographic sectors whose impact on the portfolio have occurred but have yet to be recognized in either the formula or specific allowances. For further information regarding our allowance for credit losses, see Allowance for loan and lease losses on page 26.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips are based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the interest-only (I/O) strips receivable, the Company uses estimates which are based on management’s expectations of future prepayment and discount rates. In evaluating the servicing assets, management used a discounted cash flow modeling technique, which requires estimates regarding the amount and timing of future cash flows, including assumptions about loan repayment rates and cost to service, as well as interest rate assumptions that contemplate the risks involved. For the quarter ended September 30, 2005, management’s estimate of constant prepayment rate (“CPR”) was 15% and the weighted average discount rate assumption was 9%. These prepayment and discount rates were based on current market conditions and historical market performance of pools of serviced loans. If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

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

RESULTS OF OPERATIONS

Overview

For the three and nine months ended September 30, 2005, consolidated net income was $4,195,000 and $10,189,000, respectively, compared to $3,092,000 and $5,832,000, respectively, for the three and nine months ended September 30, 2004, an increase of 36% and 75%, respectively. Earnings per diluted share were $0.35 and $0.84, respectively, for the three and nine months ended September 30, 2005, compared to $0.26 and $0.49, respectively, for the three and nine months ended September 30, 2004, an increase of 35% and 71%, respectively. The increase for the three months and nine months ended September 30, 2005 from the same periods in 2004 was attributed to increases in the volume of average earning assets and increases in key market interest rates in 2005. Annualized return on average assets and return on average equity for the three months ended September 30, 2005 were 1.45% and 15.64%, respectively, compared to 1.12% and 13.10%, for the same period in 2004. Annualized return on average assets and return on average equity for the nine months ended September 30, 2005 were 1.20% and 13.13%, respectively, compared to 0.74% and 8.43%, for the same period in 2004.

Net interest income increased $1,563,000, or 15%, and $5,232,000, or 17%, for the three and nine months ended September 30, 2005 compared to the same period in 2004. The Company's net interest margin was 4.61% and 4.52%, respectively, for the three and nine months ended September 30, 2005, an increase of 36 and 34 basis points from 4.25% and 4.18% respectively, for the three and nine months ended September 30, 2004. The increase in net interest margin for the three and nine months ended September 30, 2005 reflects an increase in the yield on earning assets of 99 and 80 basis points offset by a corresponding increase in the cost of interest bearing liabilities of 83 and 62 basis points. The increase in net interest income for the three and nine months ended September 30, 2005 compared to the same period in 2004 is the result of higher short-term interest rate increases and an increase in the volume of earning assets. The increase in net interest margin and volume of earning assets was primarily attributable to an increase in the average level of loans and securities in 2005 compared to the comparable periods in 2004. These increases were funded by an increase in interest bearing liabilities.

Total assets at September 30, 2005 were $1,160,591,000, an increase of $72,553,000, or 7%, from $1,088,038,000 as of September 30, 2004, and an increase of $52,418,000, or 5%, from total assets of $1,108,173,000 as of December 31, 2004. Total deposits at September 30, 2005 were $975,194,000, an increase of $72,538,000, or 8%, from $902,656,000 as of September 30, 2004, and an increase of $56,659,000, or 6%, from total deposits of $918,535,000 as of December 31, 2004.

Total loans at September 30, 2005 were $737,979,000, an increase of $13,767,000, or 2%, compared to $724,212,000 as of September 30, 2004, and an increase of $12,449,000, or 2%, from $725,530,000 as of December 31, 2004. The Company's allowance for loan and lease losses was $11,112,000, or 1.51% of total loans at September 30, 2005, compared to $12,973,000, or 1.79% of total loans, and $12,497,000, or 1.72% of total loans, at September 30, 2004 and December 31, 2004, respectively. The decrease in the overall level of the allowance of loan losses since December 31, 2004 is primarily attributable to the charge-off of one commercial loan in 2005, which was partially offset by the provisions made during the first and second quarter of 2005. Nonperforming assets including nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans, foreclosed assets, and other real estate owned at September 30, 2005 were $2,715,000, compared to $2,637,000 at September 30, 2004 and $1,330,000 at December 31, 2004.

The Company's shareholders' equity at September 30, 2005 was $107,057,000, compared to $96,411,000 at September 30, 2004 and $98,579,000 as of December 31, 2004. The increase in shareholders’ equity from these prior periods was primarily attributable to net income and proceeds from the exercise of common stock options, partially offset by the repurchase of common stock. Book value per share increased to $9.09 at September 30, 2005, from $8.27 at September 30, 2004 and $8.45 at December 31, 2004. The Company's leverage capital ratio was 11.2% at September 30, 2005 compared to 10.6% at September 30, 2004 and 10.9% at December 31, 2004.

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

The following table presents the Company’s average balance sheet, net interest income and the resultant yields and rates paid for the period presented:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2005			September 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$755,621	$14,109	7.41%	$742,662	$11,240	6.02%
Securities	225,042	1,775	3.13%	234,438	1,844	3.13%
Interest bearing deposits in other financial institutions	3,379	27	3.17%	1,026	3	1.16%
Federal funds sold	69,007	601	3.46%	22,282	77	1.37%
Total interest earnings assets	1,053,049	16,512	6.22%	1,000,408	13,164	5.23%
Cash and due from banks	40,214			51,147
Premises and equipment, net	2,818			3,661
Other assets	51,708			45,591
Total assets	$1,147,789			$1,100,807

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$131,037	$441	1.34%	$116,053	$134	0.46%
Savings and money market	375,927	1,727	1.82%	370,398	1,011	1.09%
Time deposits, under $100	37,154	246	2.63%	38,006	140	1.47%
Time deposits, $100 and over	117,984	762	2.56%	99,178	381	1.53%
Brokered time deposits, $100 and over	38,084	355	3.70%	5,745	63	4.36%
Notes payable to subsidiary grantor trusts	23,702	543	9.09%	23,702	492	8.26%
Securities sold under agreement to repurchase	33,222	195	2.33%	47,520	263	2.20%
Total interest bearing liabilities	757,110	$4,269	2.24%	700,602	$2,484	1.41%
Demand, noninterest bearing	262,628			288,096
Other liabilities	21,633			18,189
Total liabilities	1,041,371			1,006,887
Shareholders' equity	106,418			93,920
Total liabilities and shareholders' equity	$1,147,789			$1,100,807

Net interest income / margin		$12,243	4.61%		$10,680	4.25%

Note: Yields and amounts earned on loans include loan fees of $428,000 and $362,000 for the three month periods ended September 30, 2005 and 2004, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Nonaccrual loans are included in the average balance calculation above.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2005			September 30, 2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$760,072	$39,677	6.98%	$715,160	$31,745	5.93%
Securities	230,060	5,474	3.18%	210,537	4,927	3.13%
Interest bearing deposits in other financial institutions	2,889	58	2.68%	1,223	7	0.76%
Federal funds sold	47,699	1,103	3.09%	30,056	238	1.06%
Total interest earnings assets	1,040,720	46,312	5.95%	956,976	36,917	5.15%
Cash and due from banks	38,353			48,808
Premises and equipment, net	2,959			3,819
Other assets	49,088			41,020
Total assets	$1,131,120			$1,050,623

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$130,424	$1,127	1.16%	$110,909	$368	0.44%
Savings and money market	359,175	4,046	1.51%	352,402	2,718	1.03%
Time deposits, under $100	37,634	654	2.32%	38,943	419	1.44%
Time deposits, $100 and over	116,290	2,028	2.33%	97,962	1,078	1.47%
Brokered time deposits, $100 and over	35,478	969	3.65%	9,166	306	4.46%
Notes payable to subsidiary grantor trusts	23,702	1,581	8.92%	23,702	1,455	8.20%
Securities sold under agreement to repurchase	43,460	729	2.24%	41,510	627	2.02%
Total interest bearing liabilities	746,163	$11,134	2.00%	674,594	$6,971	1.38%
Demand, noninterest bearing	260,389			268,749
Other liabilities	20,852			14,870
Total liabilities	1,027,404			958,213
Shareholders' equity	103,716			92,410
Total liabilities and shareholders' equity	$1,131,120			$1,050,623

Net interest income / margin		$35,178	4.52%		$29,946	4.18%

Note: Yields and amounts earned on loans include loan fees of $1,191,000 and $1,243,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Interest income is reflected on an actual basis, not a fully taxable equivalent basis. Nonaccrual loans are included in the average balance calculation above.

Net interest income for the three and nine months ended September 30, 2005 increased 15% and 17%, respectively, over the same period in 2004. For the three and nine months ended September 30, 2005, average interest earning assets increased by $52,641,000 and $83,744,000, respectively, or 5% and 9%, over the prior period in 2004. For the three and nine months ended September 30, 2005, the average yield on interest earning assets was 6.22% and 5.95%, respectively, an increase of 99 and 80 basis points from 5.23% and 5.15% for the same period in 2004. The rates paid on interest bearing liabilities increased 83 and 62 basis points to 2.24% and 2.00% for the three and nine months ended September 30, 2005 compared to 1.41% and 1.38% for the same period in 2004. As a result, the net interest margin increased 36 and 34 basis points to 4.61% and 4.52% for the three and nine months ended September 30, 2005, from 4.25% and 4.18% for the same period in 2004. The increase in net interest income was attributable to increases in the volume of average earning assets and increases in key market interest rates in 2005. The changes in volume contributed $212,000 for the three months ended September 30, 2005 and $1,937,000 for the nine months ended September 30, 2005, respectively, to net interest income. The effect of the changes in rates contributed $1,351,000 and $3,295,000, respectively, for the three and nine months ended September 30, 2005. These changes resulted in an overall increase of $1,563,000 and $5,232,000, respectively, for the three and nine months ended September 30, 2005 from 2004.

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

	Three Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease) Due to Change In:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest earning assets
Loans, gross	$276	$2,593	$2,869
Securities	(69)	-	(69)
Interest bearing deposits in other financial institutions	19	5	24
Federal funds sold	407	117	524
Total interest earnings assets	$633	$2,715	$3,348

Interest bearing liabilities
Demand, interest bearing	$50	$257	$307
Savings and money market	32	684	716
Time deposits, under $100	(5)	111	106
Time deposits, $100 and over	124	257	381
Brokered time deposits, $100 and over	302	(10)	292
Notes payable to subsidiary grantor trusts	1	50	51
Securities sold under agreement to repurchase	(83)	15	(68)
Total interest bearing liabilities	$421	$1,364	$1,785
Net interest income	$212	$1,351	$1,563

	Nine Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease) Due to Change In:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest earning assets
Loans, gross	$2,307	$5,625	$7,932
Investment securities	462	85	547
Interest bearing deposits in other financial institutions	33	18	51
Federal funds sold	408	457	865
Total interest earnings assets	$3,210	$6,185	$9,395

Interest bearing liabilities
Demand, interest bearing	$164	$595	$759
Savings and money market	62	1,266	1,328
Time deposits, under $100	(22)	257	235
Time deposits, $100 and over	319	631	950
Brokered time deposits, $100 and over	719	(56)	663
Notes payable to subsidiary grantor trusts	(2)	128	126
Securities sold under agreement to repurchase	33	69	102
Total interest bearing liabilities	1,273	2,890	4,163
Net interest income	$1,937	$3,295	$5,232

Provision for Loan Losses

The provision for loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan and lease losses; however, actual loan losses may vary from current estimates. The Company reduced the allowance for loan and lease losses by $494,000 during the third quarter of 2005. This reduction reflects sound credit quality as demonstrated by net recoveries of $130,000 for the third quarter of 2005 and a decrease in nonperforming loans to $2,715,000 at September 30, 2005 from $5,561,000 at the prior quarter end. The Company’s provision for loan losses was $313,000 for the nine months ended September 30, 2005. The Company’s provision for loan losses were $254,000 and $1,392,000, respectively, for the three and nine months ended September 30, 2004. See additional discussion under the caption "Allowance for loan and lease losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended		Increase (decrease)
	September 30,		2005 versus 2004
(Dollars in thousands)	2005	2004	Amount	Percent
Gain on sale of loans	$702	$920	$(218)	-24%
Loan servicing income	510	426	84	20%
Service charges and other fees on deposit accounts	332	415	(83)	-20%
Increase in cash surrender value of life insurance	331	236	95	40%
Gain on sale of leased equipment	-	-	-	N/	A
Equipment leasing	-	245	(245)	-100%
Gain on sales securities available-for-sale	-	-	-	N/	A
Mortgage brokerage fees	-	19	(19)	-100%
Other	306	375	(69)	-18%
Total	$2,181	$2,636	$(455)	-17%

	Nine Months Ended		Increase (decrease)
	September 30,		2005 versus 2004
(Dollars in thousands)	2005	2004	Amount	Percent
Gain on sale of loans	$2,160	$2,285	$(125)	-5%
Loan servicing income	1,368	1,105	263	24%
Service charges and other fees on deposits accounts	1,120	1,385	(265)	-19%
Increase in cash surrender value of life insurance	887	798	89	11%
Gain on sale of leased equipment	299	-	299	N/	A
Equipment leasing	131	735	(604)	-82%
Gain on sales securities available-for-sale	-	476	(476)	-100%
Mortgage brokerage fees	-	168	(168)	-100%
Other	1,112	1,054	58	6%
Total	$7,077	$8,006	$(929)	-12%

Noninterest income for the three and nine months ended September 30, 2005 was $2,181,000 and $7,077,000, respectively, a decrease of 17% and 12%, respectively, from $2,636,000 and $8,006,000 for the same period in 2004.

In the three and nine months ended September 30, 2005, gain on sale of Small Business Administration (SBA) loans and other guaranteed business loans decreased 24% and 5% to $702,000 and $2,160,000, respectively, however, loan servicing income increased 20% and 24% to $510,000 and $1,368,000, respectively, compared to the same period in 2004. The Company has an ongoing program of originating SBA and other guaranteed business loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans. The decrease in noninterest income was attributable to the decrease in lease income of $245,000 and $604,000, respectively, for the three months and nine months ended September 30, 2005 due to the sale of all leased equipment during the second quarter, and the absence of gain on securities sales recognized in the three and nine months ended September 30, 2005, compared to zero and $476,000 in securities gains in the three and nine months ended September 30, 2004.

Deposit related activity charges decreased $83,000 and $265,000 from the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2005 primarily because higher interest rates applied to collected balances created a waiver of (or credit against) service charges for many business customers.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months		Increase (decrease)
	September 30,		2005 versus 2004
(Dollars in thousands)	2005	2004	Amount	Percent
Salaries and employee benefits	$4,375	$4,301	$74	2%
Occupancy	779	875	(96)	-11%
Professional fees	511	670	(159)	-24%
Retirement plan expense	416	358	58	16%
Client services	300	228	72	32%
Amortization of low income housing projects	260	279	(19)	-7%
Advertising and promotion	290	364	(74)	-20%
Furniture and equipment	181	206	(25)	-12%
Data processing expense	167	170	(3)	-2%
Amortization of leased equpiment	-	250	(250)	-100%
Other	1,199	1,059	140	13%
Total	$8,478	$8,760	$(282)	-3%

	Nine Months Ended		Increase (decrease)
	September 30,		2005 versus 2004
(Dollars in thousands)	2005	2004	Amount	Percent
Salaries and employee benefits	$14,040	$14,477	$(437)	-3%
Occupancy	2,471	2,789	(318)	-11%
Professional fees	1,232	1,986	(754)	-38%
Retirement plan expense	1,154	1,576	(422)	-27%
Client services	1,051	644	407	63%
Amortization of low income housing projects	806	640	166	26%
Advertising and promotion	802	862	(60)	-7%
Furniture and equipment	584	698	(114)	-16%
Data processing expense	508	492	16	3%
Amortization of leased equpiment	334	766	(432)	-56%
Other	3,684	3,289	395	12%
Total	$26,666	$28,219	$(1,553)	-6%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended September 30,
		Percent		Percent
(Dollars in thousands)	2005	of Total	2004	of Total
Salaries and employee benefits	$4,375	52%	$4,301	49%
Occupancy	779	9%	875	10%
Professional fees	511	6%	670	8%
Retirement plan expense	416	5%	358	4%
Client services	300	4%	228	3%
Amortization of low income housing projects	260	3%	279	3%
Advertising and promotion	290	3%	364	4%
Furniture and equipment	181	2%	206	2%
Data processing expense	167	2%	170	2%
Amortization of leased equpiment	-	0%	250	3%
Other	1,199	14%	1,059	12%
Total	$8,478	100%	$8,760	100%

	For The Nine Months Ended September 30,
		Percent		Percent
(Dollars in thousands)	2005	of Total	2004	of Total
Salaries and employee benefits	$14,040	53%	$14,477	51%
Occupancy	2,471	9%	2,789	10%
Professional fees	1,232	5%	1,986	7%
Retirement plan expense	1,154	4%	1,576	6%
Client services	1,051	4%	644	2%
Amortization of low income housing projects	806	3%	640	2%
Advertising and promotion	802	3%	862	3%
Furniture and equipment	584	2%	698	2%
Data processing expense	508	2%	492	2%
Amortization of leased equpiment	334	1%	766	3%
Other	3,684	14%	3,289	12%
Total	$26,666	100%	$28,219	100%

Noninterest expense for the three and nine months ended September 30, 2005 was $8,478,000 and $26,666,000, respectively, down $282,000 and $1,553,000, or 3% and 6%, from $8,760,000 and $28,219,000 for the same period in the prior year.

For the three and nine month period ended September 30, 2005 compared to the three and nine month period ended September 30, 2004:

•
Salaries and employee benefits increased $74,000, or 2%, for quarter ended September 30, 2005 but decreased $437,000, or 3%, for the nine months ended September 30, 2005, compared to the same period in 2004. The decrease for the nine months ended September 30, 2005 from 2004 was primarily due to expense related to the severance expense in 2004. Salaries and employee benefits as a percentage of total noninterest expense increased to 52% and 53%, respectively, from 49% and 51%, over the comparative three and nine month period.

•
Occupancy decreased by $96,000 and $318,000, respectively, or 11% and 11%, compared to the same period in 2004. The decrease was primarily as a result of lower depreciation on leasehold improvements in 2005. During the third quarter of 2005, the Company amended two of its existing lease contracts to reduce monthly rent by extending the term of the lease. Occupancy costs as a percentage of total noninterest expense decreased to 9% from 10% over the comparative three month and nine month period.

•
Professional fees decreased $159,000 and $754,000, respectively, or 24% and 38%, compared to the same period in 2004. The comparable periods in 2004 included significant legal fees associated with a proxy contest and other corporate governance matters. Professional fees as a percentage of total noninterest expense decreased to 6% and 5%, respectively, from 8% and 7% over the comparative three and nine month period.

•
Supplemental retirement plan increased $58,000, or 16%, for the quarter ended September 30, 2005 but decreased $422,000, or 27%, for the nine months ended September 30, 2005, compared to the same period in 2004. Retirement plan expense as a percentage of total noninterest expense increased to 5% from 4% over the comparative three month period but decreased to 4% from 6% over the comparative nine month period.

•
Client services increased $72,000 and $407,000, respectively, or 32% and 63%, compared to the same period in 2004. The increase from 2004 was primarily due to the increase in service fees charged to the Company from third party vendors. Client services as a percentage of total noninterest expense increased to 4% from 3% and 2% over the comparative three and nine month period.

•
Amortization of low income housing projects increased $166,000, or 26%, for the nine months ended September 30, 2005, compared to the same period in 2004. The increase compared to last year was primarily due to an additional investment in a low income housing project in June 2004 and the increased losses from three fully active funds in 2005.

•
Furniture and equipment expense decreased by $25,000 and $114,000, respectively, or 12% and 16%, compared to the same period in 2004. The decrease was primarily due to fewer equipment repairs, and lower depreciation on furniture and equipment in 2005. Furniture and equipment, as a percentage of total noninterest expense remains at 2% over the comparative three and nine month period.

•
Amortization of leased equipment decreased $250,000 and $432,000, respectively, or 100% and 56%, compared to the same period in 2004. All of the leased equipment was sold in the second quarter of 2005.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2005 was $2,245,000 and $5,087,000, respectively, as compared to $1,210,000 and $2,509,000 for the same periods in the prior year. The following table shows the effective income tax rate for each period indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Effective income tax rate	34.86%	28.13%	33.30%	30.08%

The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing and investments in tax-free municipal securities. The effective tax rate in 2005 is higher compared to 2004 because pre-tax income increased more than the savings from tax advantaged investments.

FINANCIAL CONDITION

As of September 30, 2005, total assets were $1,160,591,000, an increase of $52,418,000, or 5%, from $1,108,173,000 at December 31, 2004, and an increase of $72,553,000, or 7%, from the same period in 2004. Securities available-for-sale decreased $23,394,000, or 10%, and $19,068,000, or 8%, at September 30, 2005 from December 31, 2004 and September 30, 2004. Total loans increased $12,449,000, or 2%, at September 30, 2005 from December 31, 2004, and increased $13,767,000, or 2%, from September 30, 2004. Total deposits increased $56,659,000, or 6%, to $975,194,000 at September 30, 2005 from $918,535,000 at December 31, 2004, and increased $72,538,000, or 8%, from $902,656,000 at September 30, 2004.

Securities Portfolio

A major component of the Company's earning assets is its securities portfolio. The following table sets forth the estimated fair value of securities at the dates indicated:

	September 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Securities available-for-sale (at fair value)
U.S. Treasury	$11,918	$5,964	$5,942
U.S. Government Agencies	84,367	91,041	90,308
Mortgage-Backed Securities	90,098	102,511	107,735
Municipals - Tax Exempt	8,596	9,250	9,206
Collateralized Mortgage Obligations	14,436	19,717	19,618
Total	$209,415	$228,483	$232,809

The following table summarizes the composition of the Company’s securities available-for-sale and the weighted average yields at September 30, 2005:

	September 30, 2005
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale (at fair value):
U.S. Treasury	$5,984	1.67%	$5,934	3.50%	$-	-	$-	-	$11,918	2.58%
U.S. Government Agencies	69,640	2.19%	14,727	3.27%	-	-	-	-	84,367	2.38%
Mortgage Backed Securities	-	-	2,606	3.07%	6,944	4.09%	80,548	4.01%	90,098	3.99%
Municipals - non-taxable	402	6.78%	8,194	2.95%	-	-	-	-	8,596	3.13%
Collateralized Mortgage Obligations	-	-	-	-	-	-	14,436	2.59%	14,436	2.59%
Total	$76,026	2.17%	31,461	3.21%	$6,944	4.09%	$94,984	3.79%	$209,415	3.13%

Securities that are classified as available for sale are carried at their fair value. This means that the carrying amount will increase or decrease based on changes in interest rates or, very rarely, changes in credit rating.

As of September 30, 2005, the only securities held by the Company where the aggregate carrying value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors such as political subdivisions (public funds) or bankruptcy trustees and other contractual obligations such as repurchase agreements. Securities with amortized cost of $68,057,000 and $90,843,000 as of September, 2005 and 2004 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations. A portion of these deposits can only be secured by U.S. Treasury securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans

Loans increased $12,449,000, or 2%, to $737,979,000 at September 30, 2005 from $725,530,000 at December 31, 2004, and increased $13,767,000, or 2%, from $724,212,000 at September 30, 2004.

For the three and nine months ended September 30, 2005, $25,574,000 and $60,727,000, respectively, in guaranteed loans were generated and held for sale, and $11,840,000 and $34,530,000, respectively, of guaranteed loans held for sale were sold into the secondary market.

At September 30, 2005 and December 31, 2004, the Company serviced SBA and other business loans, which it had sold into the secondary market, of approximately $178,417,000 and $166,813,000, respectively. At September 30, 2005 and December 31, 2004, the carrying amount of the servicing assets was $2,180,000 and $2,213,000, respectively. There was no valuation allowance as of September 30, 2005 or December 31, 2004. The balance of Interest-Only (I/O) strip receivables at September 30, 2005 and December 31, 2004 was $4,770,000, net of unrealized gain of $1,963,000, and $3,954,000, net of unrealized gain of $1,536,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA and other business loans.

Servicing income from these loans was $510,000 and $1,368,000, respectively, for the three and nine months ended September 30, 2005, compared to $426,000 and $1,105,000 for the same period in 2004. Amortization of the related assets was $518,000 and $1,684,000, respectively, for the three and nine months ended September 30, 2005, compared to $393,000 and $1,138,000 for the same period in 2004. Heritage Bank of Commerce is a preferred lender with the U.S. Small Business Administration, which allows the Company to grant certain U.S. Small Business Administration loans without the prior approval of the SBA.

The following table summarizes the composition of the Company’s loan portfolio at the dates indicated:

	September 30, 2005		September 30, 2004		December 31, 2004
(Dollars in thousands)	2005	% to Total	2004	% to Total	2004	% to Total
Commercial	$298,900	41%	$314,142	43%	$300,452	41%
Real estate - mortgage	287,618	39%	301,249	42%	303,154	42%
Real estate - land and construction	148,650	20%	106,303	15%	118,290	16%
Consumer	1,776	0%	2,051	0%	2,908	1%
Total loans	736,944	100%	723,745	100%	724,804	100%
Deferred loan costs	1,035		467		726
Allowance for loan losses	(11,112)		(12,973)		(12,497)
Loans, net	$726,867		$711,239		$713,033

The loan portfolio is primarily composed of commercial loans to companies principally engaged in manufacturing, wholesale, and service businesses and real estate lending. The real estate mortgage loan portfolio decreased in the third quarter of 2005 from the third quarter of 2004 was mainly attributable to loan refinancing and pay downs during 2005 with the attractive mortgage rate environment. The construction loan portfolio increase in the third quarter of 2005 from the third quarter of 2004 was attributable to increased demand on construction projects.

The following table sets forth the maturity distribution of the Company’s loan portfolio at September 30, 2005:

		Over One
	Due in	Year But
	One Year	Less than	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial	$271,693	$22,237	$4,970	$298,900
Real estate - mortgage	182,383	56,825	48,409	287,617
Real estate - land and construction	148,651	-	-	148,651
Consumer	1,666	110	-	1,776
Total loans	$604,393	$79,172	$53,379	$736,944

Loans with variable interest rates	$582,974	$34,064	$183	$617,221
Loans with fixed interest rates	21,419	45,108	53,196	119,723
Total loans	$604,393	$79,172	$53,379	$736,944

The table above also shows the distribution of loans between those with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. At September 30, 2005, approximately 84% of the Company’s loan portfolio consisted of floating interest rate loans.

Nonperforming assets

Nonperforming assets consist of nonaccrual loans and leases, loans and leases past due 90 days and still accruing, troubled debt restructurings and other real estate owned. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is generally reversed from income. Loans are charged off when management determines that collection has become unlikely. Restructured loans are those where the Company has granted a concession on the interest paid or original repayment terms due to financial difficulties of the borrower. Other real estate owned (“OREO”) consists of real property acquired through foreclosure on the related underlying defaulted loans. The following table shows nonperforming assets at the dates indicated:

	September 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Nonaccrual loans	$2,715	$1,926	$1,028
Loans 90 days past due and still accruing	-	711	302
Restructured loans	-	-	-
Total nonperforming loans	2,715	2,637	1,330
Other real estate owned	-	-	-
Total nonperforming assets	$2,715	$2,637	$1,330

Nonperforming assets as a percentage of
loans plus other real estate owned	0.37%	0.36%	0.18%

As of September 30, 2005, the Company had $2,715,000 loans on nonaccrual status, which were considered impaired loans, compared to $1,028,000 as of December 31, 2004 and $1,926,000 as of September 30, 2004.

Allowance for loan and lease losses

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

This process attempts to assess the risk of loss inherent in the entire portfolio by segregating loans into six components for purposes of determining an appropriate level of the allowance: “pass,” "watch," "special mention," "substandard," "doubtful,” and “loss.” Additionally, the Company maintains a program for regularly scheduled reviews of certain new and renewed loans by an outside loan review consultant. Any loans identified during an external review process that expose the Company to increased risk are appropriately downgraded. Further, the Company is examined periodically by the FDIC, FRB, and the California Department of Financial Institutions at which time a further review of loan quality is conducted.

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

It is the policy of management to maintain the allowance for loan and lease losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss risk and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio could be adversely affected if the California economy or real estate values in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Company’s loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	Nine Months Ended		For the Year Ended
	September 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Balance, beginning of period / year	$12,497	$13,451	$13,451
Net charge-offs	(1,738)	(1,870)	(1,339)
Provision for loan losses	313	1,392	666
Reclassification to other liabilities	40	-	(281)	(1)
Balance, end of period/ year	$11,112	$12,973	$12,497

(1) The Company reclassified the allowance for loan and lease losses on unused commitments of $281,000 to other liabilities as of December 31, 2004. As of September 30, 2005, this allowance was $183,000.

Charge-off reflects the realization of losses in the portfolio that were recognized previously though provisions for loan losses. The year-to-date net charge-offs as of September 30, 2005 were $1,738,000, compared to $1,870,000 as of September 30, 2004. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The decrease in the overall level of the allowance and in the allowance as a percentage of total loans since December 31, 2004 is primarily the result of net charge-offs in 2005. Other than the loans already classified, the Company has not identified any additional potential problem loans at September 30, 2005.

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

In an effort to improve its analysis of risk factors associated with its loan portfolio, the Company continues to monitor and to make appropriate changes to its internal loan policies. These efforts better enable the Company to assess risk factors prior to granting new loans and to assess the sufficiency of the allowance for loan and lease losses.

Management believes that it has adequately provided an allowance for estimated probable losses in the credit portfolio. Significant deterioration in Northern California real property values or economic downturns could impact future operating results, liquidity or capital resources and require additional provisions to the allowance or cause losses in excess of the allowance.

Deposits

Total deposits were $975,194,000 at September 30, 2005, an increase of 6% and 8%, respectively, compared to deposits at December 31, 2004 and at September 30, 2004. At September 30, 2005, compared to December 31, 2004, noninterest bearing demand deposits decreased $18,987,000, or 7%; interest bearing demand deposits increased $9,437,000, or 8%; savings and money market deposits decreased $39,752,000, or 11%; time deposits increased $8,280,000, or 6%; and brokered deposits increased $18,177,000, or 92%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Nine Months Ended		Nine Months Ended		Year Ended
	September 30, 2005		September 30, 2004		December 31, 2004
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid	Balance	Paid	Balance	Paid
Demand, noninterest bearing	$260,389	--%	$268,749	--%	$275,192	--%
Demand, interest bearing	130,424	1.16%	110,909	0.44%	112,439	0.48%
Savings and money market	359,175	1.51%	352,402	1.03%	350,922	1.04%
Time deposits, under $100	37,634	2.32%	38,943	1.44%	38,717	1.49%
Time deposits, $100 and over	116,290	2.33%	97,962	1.47%	100,309	1.55%
Brokered deposits, $100 and over	35,478	3.65%	9,166	4.46%	11,460	4.13%
Total average deposits	$939,390	1.26%	$878,131	0.74%	$889,039	0.76%

As of September 30, 2005, the Company had a deposit mix of 41% in savings and money market accounts, 19% in time deposits, 13% in interest bearing demand accounts, and 27% in noninterest bearing demand deposits. As of September 30, 2005, approximately $2,400,000, or less than 1%, of deposits were from public sources, and approximately $74,584,000, or 8%, of deposits were from title and escrow companies. As of September 30, 2004, the Company had a deposit mix of 39% in savings and money market accounts, 16% in time deposits, 13% in interest bearing demand accounts, and 32% in noninterest bearing demand deposits. As of September 30, 2004, approximately $6,610,000, or less than 1%, of deposits were from public sources, and approximately $91,546,000, or 10%, of deposits were from title and escrow companies.

The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling $38,039,000 and $3,964,000 at September 30, 2005 and 2004, respectively. These brokered deposits generally mature within one to three years. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of September 30, 2005.

Time Deposits of $100,000 and Over
(Dollars in thousands)	Balance	% of Total
Three months or less	$58,257	38%
Over three months through twelve months	49,299	33%
Over twelve months	44,092	29%
Total	$151,648	100%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Return on average assets	1.45%	1.12%	1.20%	0.74%
Return on average equity	15.64%	13.10%	13.13%	8.43%
Average equity to average assets ratio	9.27%	8.53%	9.17%	8.80%

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

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities at September 30, 2005, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

		Due in	Due After
	Within	Three to	One to	Due After	Not Rate
(Dollars in thousands)	Three Months	Twelve Months	Five Years	Five Years	Sensitive	Total
Interest earning assets:
Federal funds sold	$63,700	$-	$-	$-	$-	$63,700
Interest bearing deposits in other financial institutions	3,869	-	-	-	-	3,869
Securities	16,718	59,309	31,461	101,927	-	209,415
Total loans, including loans held for sale	552,532	92,560	79,172	53,379	-	777,643
Total interest earning assets	636,819	151,869	110,633	155,306		1,054,627
Cash and dues from banks					40,192	40,192
Other assets		33,016			32,756	65,772
Total assets	$636,819	$184,885	$110,633	$155,306	$72,948	$1,160,591

Interest bearing liabilities:
Demand, interest bearing	$130,327	$-	$-	$-	$-	$130,327
Savings and money market	397,070	-	-	-	-	397,070
Time deposits	71,856	69,350	48,127	-	-	189,333
Securities sold under agreement to repurchase	-	10,900	21,800	-	-	32,700
Notes payable to subsidiary grantor trusts	9,279	-	-	14,423	-	23,702
Total interest bearing liabilities	608,532	80,250	69,927	14,423	-	773,132
Noninterest demand deposits	42,990	-	-	-	215,474	258,464
Accrual interest payable and other liabilities	-	-	-	-	21,938	21,938
Shareholders' equity	-	-	-	-	107,057	107,057
Total liabilities and shareholder's equity	$651,522	$80,250	$69,927	$14,423	$344,469	$1,160,591

Interest rate sensitivity GAP	$(14,703)	$104,635	$40,706	$140,883	$(271,521)	$-

Cumulative interest rate sensitivity GAP	$(14,703)	$89,932	$130,638	$271,521	$-	$-
Cumulative interest rate sensitivity GAP ratio	-1%	8%	11%	23%	0%	0%

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis table. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the exposure to changes in interest rates. To supplement traditional GAP analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rate environments but there is no significant difference as of September 30, 2005, compared to December 31, 2004. The process allows the Company to explore the complex relationships within the GAP over time and various interest rate environments.

Liquidity risk represents the potential for loss as a result of limitations on the Company's ability to adjust for future cash flows, to meet the needs of depositors and borrowers, and to fund operations on a timely and cost-effective basis. The liquidity policy approved annually by the board of directors requires monthly review of the Company's liquidity by the asset/liability committee, which is composed of senior executives, and the finance and investment committee of the board of directors.

The Company's internal Asset/Liability Committee and the Finance and Investment Committee of the Board of Directors each meet monthly to monitor the Company's investments, liquidity needs and to oversee its asset/liability management. The Company evaluates the rates offered on its deposit products on a regular basis.

Liquidity and Asset/Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in securities. At September 30, 2005, the Company’s primary liquidity ratio was 21.20%, comprised of $107,487,000 in securities available-for-sale with maturities (or probable calls) of up to five years, less $10,819,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $63,700,000, and $44,061,000 in cash and due from banks, as a percentage of total unsecured deposits of $964,375,000. At December 31, 2004 and September 30, 2004, the Company's primary liquidity ratio was 16.35% and 16.06%, respectively.

The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	September 30,
(Dollars in thousands)	2005	2004
YTD average balance	$43,460	$41,538
YTD average interest rate	2.24%	2.02%
Maximum month-end balance	$57,800	$48,600
Average rate at September 30,	4.01%	2.22%

The Company has Federal funds purchase and lines of credit arrangements totaling $57,000,000 from correspondent banks. As of September 30, 2005, the Company had borrowing capacity of approximately $99,000,000 under a borrowing arrangement with the Federal Home Loan Bank secured by certain loans and securities.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	September 30,		December 31,
(Dollars in thousands)	2005	2004	2004
Capital components:
Tier 1 Capital	$129,018	$117,461	$121,096
Tier 2 Capital	11,295	11,337	11,623
Total risk-based capital	$140,313	$128,798	$132,719

Risk-weighted assets	$962,090	$905,300	$929,241
Average assets	$1,149,088	$1,102,171	$1,112,526
				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	14.58%	14.23%	14.30%	8.00%
Tier 1 risk-based capital	13.41%	12.97%	13.00%	4.00%
Leverage (1)	11.23%	10.66%	10.90%	4.00%

(1) Tier 1 capital divided by average assets (excluding goodwill).

At September 30, 2005 and 2004, and December 31, 2004, the Company’s capital met all minimum regulatory requirements. As of September 30, 2005, management believes that HBC was considered “Well Capitalized” under the Prompt Corrective Action Provisions.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Based upon that evaluation and as result of the material weakness described below, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Control over Financial Reporting

As mentioned in the March 31, 2005 Form 10Q, the Company had a material weakness according to which the Company did not design and implement controls over the selection and application of accounting policies for complex, non-routine transactions which was identified during the December 31, 2004 audit. During the nine months of 2005, the Company created a formal process related to the design and implementation of control over the selection and application of complex, non-routine transactions. This process includes the early identification of complex, non-routine transactions. These transactions are initially documented by the Company’s internal accounting staff. There are regular meetings with accounting staff and executive level officers who are involved and familiar with these types of accounting issues, and who review the initial documentation of complex, non-routine transactions. Outside legal and accounting advice has been obtained when needed to review the complex, non-routine accounting transactions. In addition, the Company has hired additional employees with more banking and accounting experience to assist in reviewing the non-routine and complex accounting transactions.

Based on the Company’s new procedures, new additions to the staff and continuing expert consultation, the Company has had sufficient remediation for the material weakness found. The new procedures and in house expertise will properly address the review of the related policies and procedures for complex, non-routine accounting transactions. The internal controls over financial reporting were operating effectively as of September 30, 2005. Therefore, management has determined that there is no material weakness in the Company’s internal control over financial reporting as of September 30, 2005. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that the Company’s internal control over financial reporting will prevent or detect all errors. The Company intends to continue to evaluate and strengthen its system of internal control over financial reporting.

During the nine months ended September 30, 2005, except as noted above there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In June 2004, the Company’s Board of Director authorized the purchase of up to $10 million of its common stock, which represents approximately 700,000 shares, or 6%, of its outstanding shares at current market price. The share repurchase authorization is valid through December 31, 2005. The repurchase program was completed at the end of third quarter 2005.

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

As of September 30, 2005, repurchases of equity securities are presented in the table below.

				Approximate
			Total Number of	Dollar of Shares That
			Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan
August 18, 2005	8,700	$19.84	8,700	$1,739,510.73
August 19, 2005	8,700	$19.95	8,700	$1,565,935.29
August 22, 2005	8,700	$19.55	8,700	$1,395,850.29
August 23, 2005	8,700	$19.51	8,700	$1,226,140.26
August 24, 2005	8,700	$20.01	8,700	$1,052,086.32
August 25, 2005	10,690	$20.04	10,690	$837,873.69
August 26, 2005	10,690	$20.23	10,690	$621,647.06
August 29, 2005	6,690	$20.44	6,690	$484,905.46
August 30, 2005	10,690	$20.39	10,690	$266,952.40
August 31, 2005	10,500	$20.24	10,500	$54,432.40
	92,760		92,760

ITEM 6. EXHIBITS

Exhibit    Description

31.1      Certification of Registrant’s Chief Executive Officer Pursuant To
Section 302 of the Sarbanes-Oxley Act of 2003

31.2            Certification of Registrant’s Chief Financial Officer Pursuant To
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

Heritage Commerce Corp
November 8, 2005	(Registrant) /s/ Walter T. Kaczmarek
Date November 8, 2005	Walter T. Kaczmarek Chief Executive Officer /s/ Lawrence D. McGovern
Date	Lawrence D. McGovern Chief Financial Officer