Form 10-K
HERITAGE COMMERCE CORP
filed 2006-03-28
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

COMMON STOCK (NO PAR VALUE)
(Title of class)
1

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [ ]

Indicate by check mark whether the Registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock as of June 30, 2005 ($18.36 per share), as reported on the Nasdaq National Market System, was approximately $190.6 million.

                As of March 10, 2006, there were 11,851,005 shares of the Registrant's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED Definitive proxy statement for the Company's 2006 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year ended December 31, 2005.	PARTS OF FORM 10-K INTO WHICH INCORPORATED Part III

2

HERITAGE COMMERCE CORP
INDEX TO
ANNUAL REPORT ON FORM 10-K
    FOR YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1 - BUSINESS

Discussions of certain matters in this Report on Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", “assume,” “plan,” “predict,” “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, the occurrence of events such as the terrorist acts of September 11, 2001, and other risks. All of the Company's operations and most of its customers are located in California. In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

Heritage Commerce Corp (the "Company") is registered with the Board of Governors of the Federal Reserve System ("FRB") as a Bank Holding Company under the Bank Holding Company Act ("BHCA"). The Company was organized in 1997 to be the holding company for Heritage Bank of Commerce ("HBC"). In 1998, the Company also became the holding company for Heritage Bank East Bay ("HBEB"); in January 2000, the Company became the holding company for Heritage Bank South Valley ("HBSV"); and in October 2000, the Company became the holding company for Bank of Los Altos ("BLA"). On January 1, 2003, HBEB, HBSV, and BLA were merged into HBC. The former HBEB, HBSV, and BLA now operate as branch offices of HBC and continue to serve their local markets.

The Internet address of the Company’s website is “http://www.heritagecommercecorp.com.” In 1998, the Company began making available free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the SEC’s website.

General Banking Services

The Company's customer base consists primarily of small to medium-sized businesses and their owners, managers, and employees residing in Santa Clara, Alameda, and Contra Costa counties. Businesses served include manufacturers, distributors, contractors, professional corporations/partnerships, and service businesses. The Company had approximately 14,000 deposit accounts at December 31, 2005.

The Company offers a range of loans, primarily commercial, including real estate, construction, Small Business Administration (“SBA”), inventory and accounts receivable, and equipment loans and leases. The Company also accepts checking, savings, and time deposits; NOW and money market deposit accounts; and provides travelers' checks, safe deposit, and other customary non-deposit banking services. The Company does not have a trust department.

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

Recent management changes

On May 17, 2005, Raymond Parker was named Executive Vice President, Banking Division of Heritage Bank of Commerce.

On June 7, 2005, Richard L. Conniff resigned as the Company's Chief Operating Officer.

Correspondent Banks

Correspondent bank deposit accounts are maintained to enable the Company to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Company or volume of activity. The Company has utilized several correspondent banks to process a variety of transactions.

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

SUPERVISION AND REGULATION

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and HBC can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, (“FRB”), and the California Department of Financial Institutions, ( “DFI”).

The system of supervision and regulation applicable to financial services businesses governs most aspects of the business of the Company and HBC, including: (i) the scope of permissible business; (ii) investments; (iii) reserves that must be maintained against deposits; (iv) capital levels that must be maintained; (v) the nature and amount of collateral that may be taken to secure loans; (vi) the establishment of new branches; (vii) mergers and consolidations with other financial institutions; and (viii) the payment of dividends.

From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact the Company and HBC cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company and HBC.

The Company

General. As a bank holding company, the Company is registered under the Bank Holding Company Act of 1956, as amended, or the BHCA, and is subject to regulation by the FRB. According to FRB policy, the Company is expected to act as a source of financial strength for HBC, to commit resources to support it in circumstances where the Company might not otherwise do so. Under the BHCA, the Company is subject to periodic examination by the FRB. The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries, as may be required by the FRB.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Consequently, the Company and HBC are subject to examination by, and may be required to file reports with, the DFI. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI’s powers under this statute.

Bank Holding Company Liquidity. The Company is a legal entity, separate and distinct from HBC. The Company has the ability to raise capital on its own behalf or borrow from external sources. The Company may also obtain additional funds from dividends paid by, and fees charged for services provided to, HBC. However, regulatory constraints on HBC may restrict or totally preclude the payment of dividends by HBC to the Company.

The Company is entitled to receive dividends, when and as declared by HBC’s Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank’s retained earnings; (b) net income for the bank’s last preceding fiscal year; (c) net income of the bank’s current fiscal year.

If the DFI determines that the shareholders’ equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend. Since HBC is an FDIC insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

Transactions With Affiliates. The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of HBC within the meaning of Sections 23A and 23B of the Federal Reserve Act and the FRB’s Regulation W. Under Sections 23A and 23B and Regulation W, loans by HBC to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of HBC’s capital, in the case of any one affiliate, and is limited to 20% of HBC’s capital, in the case of all affiliates. In addition, transactions between HBC and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company, unless the loans are secured by marketable collateral of designated amounts. The Company and HBC are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Limitations on Business and Investment Activities. Under the BHCA, a bank holding company must obtain the FRB’s approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; (iii) or merging or consolidating with another bank holding company.

The FRB may allow a bank holding company to acquire banks located in any state of the United States without regard to whether the acquisition is prohibited by the law of the state in which the target bank is located. In approving interstate acquisitions, however, the FRB must give effect to applicable state laws limiting the aggregate amount of deposits that may be held by the acquiring bank holding company and its insured depository institutions in the state in which the target bank is located, provided that those limits do not discriminate against out-of-state depository institutions or their holding companies, and state laws which require that the target bank have been in existence for a minimum period of time, not to exceed five years, before being acquired by an out-of-state bank holding company.

In addition to owning or managing banks, bank holding companies may own subsidiaries engaged in certain businesses that the FRB has determined to be “so closely related to banking as to be a proper incident thereto.” The Company, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the FRB has determined, pursuant to its Regulation Y, to be related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit; (iii) performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances; (iv) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by FRB regulations; (v) acting as investment or financial advisor; (vi) providing management consulting advice under certain circumstances; (vii) providing support services, including courier services and printing and selling MICR-encoded items; (viii) acting as a principal, agent, or broker for insurance under certain circumstances; (ix) making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents; (x) providing financial, banking, or economic data processing and data transmission services; (xi) owning, controlling, or operating a savings association under certain circumstances; (xii) selling money orders, travelers’ checks and U.S. Savings Bonds; (xiii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and (xiv) underwriting dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

Additionally, qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking. The Company has not elected to qualify for these financial activities.

Federal law prohibits a bank holding company and any subsidiary banks from engaging in certain tie-in arrangements in connection with the extension of credit. Thus, for example, HBC may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer must obtain or provide some additional credit, property or services from or to HBC other than a loan, discount, deposit or trust services; (ii) the customer must obtain or provide some additional credit, property or service from or to the Company or any subsidiaries; or (iii) the customer must not obtain some other credit, property or services from competitors, except reasonable requirements to assure soundness of credit extended.

Capital Adequacy. Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “SUPERVISION AND REGULATION — HBC — Regulatory Capital Guidelines,” assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the FRB’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividend Payments. California Corporations Code Section 500 allows the Company to pay a dividend to its shareholders only to the extent that the Company has retained earnings and, after the dividend, the Company’s (i) assets (exclusive of goodwill and other intangible assets) would be 1.25 times its liabilities (exclusive of deferred taxes, deferred income and other deferred credits); and (ii) current assets would be at least equal to current liabilities.

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The FRB also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

The Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“SOX”), became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act of 1934. SOX is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements. It is intended that by addressing these weaknesses, public companies will be able to avoid the problems encountered by several infamous companies during 2001and 2002.

SOX’s provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including the Company (collectively, “public companies”). In addition to SEC rulemaking to implement SOX, The Nasdaq National Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of SOX, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the SEC) and if not discuss, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

As a result of SOX and its implementing regulations, the Company continues to incur substantial cost to interpret and ensure compliance with the law and its regulations. The Company cannot be certain of the effect, if any, of the foregoing legislation on the business of the Company. Future changes in the laws, regulation, or policies that impact the Company cannot necessarily be predicted and may have a material effect on the business and earnings of the Company.

HBC

General. HBC, as a California-chartered bank which is a member of the Federal Reserve System, is subject to regulation, supervision, and regular examination by the DFI and the FRB. HBC’s deposits are insured by the FDIC up to the maximum extent provided by law. The regulations of these agencies govern most aspects of HBC’s business and establish a comprehensive framework governing its operations. California law exempts all banks from usury limitations on interest rates.

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for the HBC and the Company as of December 31, 2005:

	Adequately Capitalized	Well Capitalized	HBC	Company (consolidated)
	(greater than or equal to)
Total risked-based capital	8.00%	10.00%	15.2%	15.3%
Tier 1 risk-based capital ratio	4.00%	6.00%	14.1%	14.2%
Tier 1 leverage capital ratio	4.00%	5.00%	11.3%	11.6%

As of December 31, 2005, management believes that the Company’s capital levels met all minimum regulatory requirements and that HBC was considered “well capitalized” under the regulatory framework for prompt corrective action.

To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued $23.7 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company’s Tier I capital ratios would remain above the “well-capitalized” level had the modification of the capital regulations been in effect at December 31, 2005. Management expects that the Company’s Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Prompt Corrective Action. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

•
“well capitalized” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

•
“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized”;

•
“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

•
“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

•	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be “undercapitalized,” that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to “undercapitalized” banks. Banks classified as “undercapitalized” are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to “significantly undercapitalized” banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to “critically undercapitalized” banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

A bank, based upon its capital levels, that is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

The DFI, as the primary regulator for state-chartered banks, also has a broad range of enforcement measures, from cease and desist powers and the imposition of monetary penalties to the ability to take possession of a bank, including causing its liquidation.

Federal Deposit Insurance. The FDIC has implemented a risk-based assessment system in which the deposit insurance premium relates to the probability that the deposit insurance fund will incur a loss. Under the current risk-based assessment system adopted by the FDIC, banks are categorized into one of three capital categories (“well capitalized,” adequately capitalized,” and “undercapitalized”). Assignment of a bank into a particular capital category is based on supervisory evaluations by its primary federal regulator. Because of the FDIC’s favorable loss experience and a healthy reserve ratio in the Bank Insurance Fund, well-capitalized and well-managed banks have in recent years paid minimal premiums for FDIC Insurance. The current deposit insurance system will remain in effect until the effective date of final regulations implementing the FDI Reform Act (discussed below).

On February 8, 2006, President Bush signed into law The Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”). The FDI Reform Act represents the most significant reform in the deposit insurance system in decades. The FDI Reform Act will (i) merge the BIF and the Savings Association Insurance Fund (or SAIF) (the new combined fund will be called the Deposit Insurance Fund or DIF), (ii) index the $100,000 insurance level to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years), (iii) increase deposit insurance coverage for retirement accounts to $250,000, which will also be subject to the every five years adjustment process, (iv) offer credits to banks that historically have capitalized the FDIC which can be used to offset premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums), (v) impose a cap on the level of the deposit insurance fund and provide for dividends when the fund grows beyond a specified threshold, (vi) adopt the historical basis concept for distributing the aforementioned one-time credit and dividends (each bank’s historical basis will be determined by a formula that involves looking back to the institution’s assessment base in 1996 and adding premiums paid since that time) and (vii) authorize revisions to the current risk-based system for assessing premiums. The deadline for merging the BIF and the SAIF into the DIF is July 1, 2006. Final rules for the remaining provisions are scheduled to become effective by no later than November 5, 2006.

While the FDI Reform Act assumes continuation of the FDIC’s current system for calculating an institution’s semiannual assessment, the amount of future premiums and assessment rates that HBC will have pay into the DIF will depend on the final regulations to be adopted by the FDIC. While Management cannot make a final determination of the impact of the FDI Reform Act until the implementing regulations are finalized, Management currently believes that the implementation of the FDI Reform Act will not have a material effect on the business and earnings of the Company and HBC.

Money Laundering and Currency Controls. Various federal statutory and regulatory provisions are designed to enhance record-keeping and reporting of currency and foreign transactions. Pursuant to the Bank Secrecy Act, financial institutions must report high levels of currency transactions or face the imposition of civil monetary penalties for reporting violations. The Money Laundering Control Act imposes sanctions, including revocation of federal deposit insurance, for institutions convicted of money laundering.

The International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”), a part of the Patriot Act, authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks and other financial institutions to enhance record-keeping and reporting requirements for certain financial transactions that are of primary money laundering concern. Among its other provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the Untied States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

The Treasury Department’s regulations implementing IMLAFATA mandate that federally-insured banks and other financial institutions establish customer identification programs designed to verify the identity of persons opening new accounts, maintain the records used for verification, and determine whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Community Reinvestment Act (“CRA”). The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution’s record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

The federal banking agencies have adopted regulations which measure a bank’s compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution’s actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from “outstanding” to a low of “substantial noncompliance.”

HBC had a CRA rating of “Satisfactory” as of its most recent regulatory examination.

Environmental Regulation. Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC. Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC’s primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire. Based on a general survey of HBC’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2005.

Safeguarding of Customer Information and Privacy. The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. HBC has adopted a customer information security program to comply with such requirements.

Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in HBC’s policies and procedures. HBC has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of HBC.

Patriot Act. On October 26, 2001, the President signed into law comprehensive anti-terrorism legislation, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, known as the Patriot Act. The Patriot Act was designed to deny terrorists and others the ability to obtain access to the United States financial system, and has significant implications for depository institutions and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including HBC, to implement new policies and procedures or amend existing policies and procedures with respect to, among other matters, anti-money laundering, compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB, the OCC and other federal banking agencies to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. HBC has augmented its systems and procedures to accomplish this. HBC believes that the ongoing cost of compliance with the Patriot Act is not likely to be material to HBC.

Other Aspects of Banking Law. HBC is also subject to federal statutory and regulatory provisions covering, among other things, security procedures, insider and affiliated party transactions, management interlocks, electronic funds transfers, funds availability, and truth-in-savings. There are also a variety of federal statutes which regulate acquisitions of control and the formation of bank holding companies.

EMPLOYEES

At December 31, 2005, the Company had 188 full-time employees. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 1A - RISK FACTORS

In addition to the information on the financial condition of the Company contained in this report, the following risks may affect the Company. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Changes in market interest rates may adversely affect the Company’s performance

The Company’s earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the prepayment characteristics of loans sold to the secondary market, the rates received on loans, securities and rates paid on deposits and securities and borrowings. The Board of Governors of the Federal Reserve System increased short-term interest rates 200 basis points during 2005. Any further increases in 2006 will continue to have a positive effect on the Company’s net interest margin and net interest income.

Business focus and economic and competitive conditions in the San Francisco Bay Area could adversely affect the Company’s operations

All of the Company’s operations and a vast majority of its customers are located in the Bay Area of California. A deterioration in economic and business conditions in the Bay Area, particularly in the technology and real estate industries on which this area depends, could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for the Company’s products and services. A downturn in the national economy might further exacerbate local economic conditions.

The banking and financial services business in California, generally, and in the Company's market areas, specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the consolidation among financial service providers. The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Company is unable to accommodate a customer's needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks.

Both residential and commercial real estate in the Bay Area will continue to be under pressure because of the region’s heavy dependence on the technology industry. Job and spending cuts have been extensive in the Bay Area’s high-tech industries. Many of the Bay Area’s service industries are also severely affected by the tech sector. The drop in job and income growth has had an impact on the real estate market. Further deterioration in the Bay Area job market will tend to adversely affect the quality of the Company’s loan portfolio.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

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

Main Office

The main offices of Heritage Bank of Commerce are located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen-story Class-A type office building. The first two floors, which consist of approximately 22,417 square feet of office space, were subleased from a non-affiliated third party under a non-cancelable operating lease dated February 12, 1996, as amended. The third floor, which consists of approximately 12,824 square feet of office space, was acquired directly under an office lease dated April 13, 2000, as amended. The current monthly rent payment for the third floor is $27,059 and is subject to annual increases of no more than 3% until August 1, 2009, when it will become fixed at $53,861 until the lease expires on May 31, 2015. The current monthly rent payment for the first two floors is $42,592 until the sublease expires on February 28, 2010; however, after the sublease expires, the first two floors will become part of the direct lease for the third floor, subject to all of the terms and conditions therein, except that the monthly rent will be based on the then prevailing market rate to be determined no later than January 15, 2010. The Company has reserved the right to extend the term of the direct lease for two additional periods of five years each.

In January of 1997, the Company leased approximately 1,255 square feet of office space (referred to as the “Kiosk”) located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment for this space is $2,648 and is subject to annual increases of no more than 3% until August 1, 2009, when the monthly rent payment will then become fixed at $5,271 until the lease expires on May 31, 2015. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

Branch Offices

In November of 1997, the Company leased approximately 6,590 square feet of space for a branch office in a stand alone office building located at 3077 Stevenson Boulevard in Fremont, California. The current monthly rent payment for this space is $18,715 and is subject to annual increases of approximately 4% until the lease expires on January 31, 2008. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In March of 1999, the Company leased approximately 7,260 square feet of space for a branch office in a one-story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment for this space is $11,944 and is subject to adjustment every 36 months, based on the Consumer Price Index of the Labor of Statistics as defined in the lease agreement, until the lease expires on October 31, 2014.

In September of 1999, the Company subleased approximately 2,700 square feet of space for a branch office in a one-story multi-tenant building located at 310 Hartz Avenue in Danville, California. The current monthly rent payment for this space is $8,889 and is subject to annual increases of 4%, until the lease expires on December 31, 2007.

In January of 2001, the Company leased approximately 2,100 square feet of space for a branch office in a one-story multi-tenant shopping center located at 737 First Street in Gilroy, California. The current monthly rent payment for this space is $3,614, until the lease expires on December 31, 2006.

In December of 2003, the Company leased approximately 1,920 square feet of office space located at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment for this space is $4,787 and is subject to annual increases of 3%, until the lease expires on November 30, 2008. The Company has reserve the right to extend the term of the lease for two additional periods of years each.

In February of 1995, the Company leased approximately 7,889 square feet of space for a branch office in a two-story multi-tenant shopping center located at 4546 El Camino Real in Los Altos, California. In October of 2001, the lease was amended to return 795 square feet to the Landlord, leaving 7,094 square feet remaining under the lease. The current monthly rent payment for this space is $15,600 and is subject to annual increases, based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement, until the lease expires on September 30, 2008.

In January of 1998, the Company leased approximately 4,840 square feet of space for a branch office in a multi-tenant shopping center located at 175 E. El Camino Real in Mountain View, California. The current monthly rent payment for this space is $13,158 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics, as defined in the lease agreement. The lease expires on May 30, 2008; however, the Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In September of 1998, the Company leased approximately 3,471 square feet of space for a branch office in a one-story stand-alone office building located at 369 S. San Antonio Road in Los Altos, California. The current monthly rent payment for this space is $15,986 and is subject to annual increases of 4% until the lease expires on September 30, 2008. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

Loan Production Offices

In August of 2005, the Company renewed its lease for a loan production office located at 740 Front Street in Santa Cruz, California 95060. The lease covers approximately 1,022 square feet of office space and expires on July 31, 2010. The current monthly rent payment for this space is $1,891 and is subject to annual increases of 3% until the lease expires.

In December of 2005, the Company renewed its lease for a loan production office located at 8788 Elk Grove Boulevard in Elk Grove, California 95624. The lease consists of approximately 224 square feet of office space and expires on December 1, 2006; however, the Company has reserved the right to extend the term of the lease for a single additional period of one year. The current monthly rent payment for this space is $637.

In March of 2006, the Company renewed its lease for a loan production office located at 23 E. Beach Street in Watsonville, California 95076. The lease covers approximately 287 square feet of office space and expires on March 31, 2007. The current monthly rent payment for this space is $330.

In March of 2006, the Company renewed its lease for a loan production office located at 264 Clovis Avenue in Clovis, California 93612. The lease covers approximately 140 square feet of office space and expires on March 31, 2007. The current monthly rent payment for this space is $500.

For additional information on operating leases and rent expense, refer to Footnote 9 to the Consolidated Financial Statements following “Item 15 - Exhibits and Financial Statement Schedules.”

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In February 2006, the Company’s Board of Director authorized the purchase of up to $10 million of its common stock, which represents approximately 455,000 shares, or 4%, of its outstanding shares at current market price. The Share repurchase authorization is valid through June 30, 2007.

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

In June 2004, the Company’s Board of Directors authorized the purchase of up to $10 million of its common stock, which represented approximately 700,000 shares, or 6%, of its outstanding shares at the then current market price. The share repurchase authorization was valid through December 31, 2005. The Company had repurchased 300,160 and 263,728 shares in 2005 and 2004, respectively, and the repurchase program was completed at the end of third quarter 2005.

The Company's Common Stock is listed on the NASDAQ National Market under the symbol "HTBK." Citigroup Global Markets Holdings Inc., FIG Partners, LLC, FTN Midwest Research Securities Corp., Keefe, Bruyette & Woods, Inc., Knight Equity Markets, L.P., Merrill Lynch, Pierce, Fenner & Smith, Inc., Morgan Stanley & Company, Inc., RBC Dain Rauscher Inc., Sandler O’Neill & Partners, LP, and Susquehanna Capital Group have acted as market makers for the Common Stock. These market makers have committed to make a market for the Company's Common Stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the Common Stock at any time in the future.

The information in the following table for 2005 and 2004 indicates the high and low closing prices for the Common Stock, based upon information provided by the NASDAQ Stock Market.

Quarter	High	Low
Year ended December 31, 2005:
Fourth quarter	$22.89	$19.45
Third quarter	$21.94	$18.38
Second quarter	$19.24	$17.55
First quarter	$19.39	$17.65

Year ended December 31, 2004:
Fourth quarter	$19.56	$16.20
Third quarter	$16.50	$14.27
Second quarter	$15.00	$12.74
First quarter	$13.00	$12.12

As of March 10, 2006, there were approximately 2,450 holders of record of Common Stock. There are no other classes of common equity outstanding.

DIVIDENDS

Under California law, the holders of common stock of a bank are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefore. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Department may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Department determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Department may order a bank to refrain from making such a proposed distribution.

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

On February 7, 2006, Heritage Bank of Commerce announced its Board of Directors declared a $0.05 per share quarterly cash dividend. The dividend will be paid on March 15, 2006, to shareholders of record on February 20, 2006. The payment marks the Company’s first cash dividend.

MANDATORILY REDEEMABLE CUMULATIVE TRUST PREFERRED SECURITIES OF SUBSIDIARY GRANTOR TRUST

To enhance regulatory capital and to provide liquidity the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts. In the first quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.875% subordinated debentures due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7,000,000 aggregate principal amount of 10.60% subordinated debentures due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4,000,000 aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. Under applicable regulatory guidelines, the Trust Preferred securities currently qualify as Tier I capital. These subsidiary trusts are not consolidated in the Company’s consolidated financial statements and the subordinated debt payable to subsidiary grantor trusts is recorded as debt of the Company to the related trusts. See “Footnote 6 to the Consolidated Financial Statements following “Item 15 - Exhibits and Financial Statement Schedules.”

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities. The purpose of this interpretation is to provide guidance on how to identify a variable interest entity (“VIE”) and to determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE need to be included in a company’s consolidated financial statements. A company that holds variable interests in an entity will need to consolidate that entity if the company’s interest in the VIE is such that the company will absorb a majority of the VIEs expected losses and/or receive a majority of the VIEs expected residual returns, if they occur. New disclosure requirements are also prescribed by FIN 46. In December 2003, the FASB issued FIN 46R, a revision of FIN 46. FIN 46R was effective for all VIEs created after January 31, 2003 in the reporting period ending after March 15, 2004, and became effective for VIEs that existed before February 1, 2003 for the first period ending after December 15, 2003. Under FIN 46R, the Company’s subsidiaries, which issued mandatorily redeemable trust preferred securities, were required to be deconsolidated. The Company applied the provisions of FIN 46R to the VIE and deconsolidated its assets and liabilities. Deconsolidation of these entities resulted in total assets and total liabilities increasing by $702,000 and did not have any impact on the Company’s results of operations. The adoption of FIN 46R did not have any other material impact on the Company's financial position or result of operations.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 - "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

SELECTED FINANCIAL DATA
	AT AND FOR YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share amounts and ratios)	2005	2004	2003	2002	2001
INCOME STATEMENT DATA:
Interest income	$63,756	$50,685	$46,447	$51,015	$63,639
Interest expense	15,907	9,648	10,003	15,237	24,366
Net interest income before provision for loan losses	47,849	41,037	36,444	35,778	39,273
Provision for loan losses	313	666	2,900	2,663	1,910
Net interest income after provision for loan losses	47,536	40,371	33,544	33,115	37,363
Noninterest income	9,423	10,544	10,812	9,684	6,585
Noninterest expense	35,233	39,238	33,084	32,161	32,357
Income before income taxes	21,726	11,677	11,272	10,638	11,591
Income tax expense	7,280	3,199	3,496	3,484	4,374
Net income	$14,446	$8,478	$7,776	$7,154	$7,217

PER SHARE DATA:
Basic net income (1)	$1.22	$0.73	$0.69	$0.65	$0.66
Diluted net income (2)	$1.19	$0.71	$0.67	$0.63	$0.64
Book value (3)	$9.45	$8.45	$7.86	$7.30	$6.60
Weighted average number of shares outstanding - basic	11,795,635	11,559,155	11,221,232	11,063,965	10,960,157
Weighted average number of shares outstanding - diluted	12,107,230	11,986,856	11,572,588	11,324,650	11,257,721
Shares outstanding at period end	11,807,649	11,669,837	11,381,037	11,214,414	11,114,967

BALANCE SHEET DATA:
Securities	$198,495	$232,809	$153,473	$126,443	$106,810
Net loans	$678,554	$713,033	$648,706	$660,680	$621,763
Allowance for loan losses	$10,224	$12,497	$13,451	$13,227	$11,154
Total assets	$1,130,509	$1,108,173	$1,005,982	$960,066	$912,362
Total deposits	$939,759	$918,535	$835,410	$841,936	$807,908
Other borrowed funds	$32,700	$47,800	$43,600	$0	$0
Notes payable to subsidiary grantor trusts	$23,702	$23,702	$23,702	$23,000	$19,000
Total shareholders' equity	$111,617	$98,579	$89,485	$81,862	$73,341

SELECTED PERFORMANCE RATIOS:
Return on average assets (4)	1.27%	0.80%	0.81%	0.77%	0.83%
Return on average equity	13.73%	9.04%	9.04%	9.15%	10.20%
Net interest margin	4.58%	4.22%	4.15%	4.19%	4.83%
Efficiency	61.52%	76.07%	70.01%	70.74%	70.56%
Average net loans as a percentage of average deposits	75.21%	77.11%	77.21%	76.49%	76.88%
Average total shareholders' equity as a
percentage of average total assets	9.25%	8.80%	8.95%	8.41%	8.15%

SELECTED ASSET QUALITY RATIOS:
Net loan charge-offs to average loans	0.26%	0.19%	0.41%	0.09%	0.07%
Allowance for loan losses to total loans	1.48%	1.72%	2.03%	1.96%	1.76%

CAPITAL RATIOS:
Tier 1 risk-based	14.2%	13.0%	13.3%	12.1%	11.7%
Total risk-based	15.3%	14.3%	14.5%	13.3%	13.0%
Leverage	11.6%	10.9%	11.1%	10.7%	10.2%

Notes:

1)	Represents net income divided by the average number of shares of common stock outstanding for the respective period.

2)	Represents net income divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

3)	Represents shareholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

4)	Average balances used in this table and throughout this Annual Report are based on daily averages.

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

The primary activity of the Company is commercial banking. The Company’s operations are located entirely in the southern and eastern regions of the general San Francisco Bay area of California. The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Lending

Loan growth is a key metric used by management to measure market share. For the five year period ending December 31, 2004, the Company sustained a consistent growth trend in commercial loans. Loan volume declined in 2005 when compared to 2004, as a result of a decrease in demand for commercial loans. Commercial real estate mortgages demand also declined in 2005 from 2004 when interest rates, including mortgage rates, increased. The majority of the Company’s commercial real estate mortgages are located in its primary service area and properties financed are often owner occupied. Construction lending in 2005 increased in 2005 from 2004.

Deposits

Growth in deposits is another important metric management uses to measure market share. The Company’s depositors are primarily located in its primary market area. Depending on loan demand and other funding requirements, the Company will occasionally obtain deposits from wholesale sources including deposit brokers. The Company had $36 million in brokered deposits at December 31, 2005. The Company also seeks deposits from title insurance companies and real estate exchange facilitators. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

Net Interest Income

The management of interest income and interest expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets). Net interest income for the Company has been significantly impacted by market rates of interest. Although assets have grown from $912 million at December 31, 2001 to $1,131 million at December 31, 2005, net interest income for the years ended December 31, 2001 and December 31, 2005 are virtually the same. This reflects an overall decline  in the Company’s net interest margin. Approximately 82% of the Company’s loan portfolio is indexed to the prime rate. As the Federal Open Market Committee (“FOMC”) reduced short term interest rates from 2000 to 2003, the prime rate dropped sharply from 9.50% at December 31, 2000 to 4.00% in June 2003. The FOMC began to increase short term rates in July 2004 and the prime rate at December 31, 2005 was 7.25%. The improvement in net interest margin in 2005 is largely attributable to the FOMC action in 2005. Because of its focus on commercial lending to closely held businesses, the Company will continue to have a high percentage of floating rate loans and other assets. Management believes that the Company’s assets will tend to reprice faster than liabilities when market rates of interest change. This characteristic makes the Company “asset sensitive.” Banks with asset sensitive in balance sheets tend to perform better in a rising rate environment, i.e., generate higher net interest income and have higher net interest margins. In a falling rate environment, an asset sensitive bank does not tend to perform as well.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset/Liability Management.

Management of Credit Risk

Because of its focus on business banking, loans to single borrowing entities are often larger than would be found in a more consumer oriented bank with many smaller, more homogenous loans. The average size of its relationships makes the Company more susceptible to larger losses. As a result of this concentration of larger risks, the Company has maintained an allowance for loan losses which is substantially higher than would be indicated by its actual historic loss experience. A complete discussion of the management of credit risk appears in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses and Allowance for Loan Losses.

The significantly lower provision for loan losses in 2005 was primarily attributable to the lack of loan growth, as well as gross loan recoveries of $1.4 million.

Noninterest Income

While net interest income remains the largest single component of total revenues, noninterest income has become a growing component. A significant percentage of the Company’s noninterest income is associated with its SBA lending activity, either as gains on the sale of loans sold in the secondary market or servicing income related to loans sold in the secondary market on which the Company retains servicing. In this document, SBA loans and lending activities, include the origination, sale, and servicing of loans guaranteed by the U.S. Department of Agriculture.

Noninterest income associated with SBA activity has increased each year from 2003 through 2005. Risks associated with the continuation of this level of noninterest income from SBA lending include the possibility that the federal government will eliminate or change SBA programs in a manner that becomes less attractive to the Company or to SBA borrowers. Further, change in the secondary market for SBA loans could reduce gains on sale. Higher than expected prepayments of SBA loans on which the Company has retained servicing could reduce the carrying value of the associated servicing asset and interest only strip. Loan servicing is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and in the Notes to Consolidated Financial Statements.

In mid-2004, the Company closed its residential mortgage department because of concerns about its long term profitability in changing market conditions. As a result of the closure, mortgage brokerage fees dropped significantly in 2004 and no mortgage brokerage fees were recognized in 2005. The closure of the mortgage brokerage department also eliminated costs, including salary and commissions, related to that activity.

During 2004 and 2005, the Company recognized $871,000 and $131,000, respectively, in income related to the short term leasing of electronic test equipment. In the fourth quarter of 2004, the Company significantly reduced the carrying value of the electronic test equipment through a charge to operating expenses. The electronic test equipment was sold in 2005.

Noninterest expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. The Company undertook several initiatives to reduce its noninterest expense and improve its efficiency. These initiatives included a reduction in staff and the consolidation of its operations under the common Heritage Bank brand and restructuring each department.

In the fourth quarter of 2005, the Company recognized additional expenses of $1.05 million, representing the present value of term insurance for participants in the Company’s Supplemental Executive Retirement Plan, substantially all of whom have split dollar life insurance agreements with the Company. Typically, under the split dollar life insurance agreements, the insureds’ beneficiary receives 80% of the excess of the death benefit over the cash surrender value of the policy. This accounting adjustment was undertaken after the Company’s review of split dollar life insurance agreements and recognition that the Company has contractually agreed with each participant to provide life insurance on an ongoing basis without interruption. In order to replace this coverage, the Company would have to obtain term insurance for the remainder of the insureds’ expected lives, if the Company ever terminated its company owned life insurance. This charge reflects the term insurance cost for all insureds. Future expense will depend on the number of participants in split dollar arrangements and mortality experience, assuming no new participant or mortalities. Management estimates that this expense will approximate $150,000 in 2006.

The Emerging Issues Task Force (“EITF”), whose mission is to assist the Financial Accounting Standards Board by providing accounting guidance on issues where there is diversity in practice and/or differing views about the application of generally accepted accounting principles, has added split dollar life insurance arrangements to its agenda for 2006. The EITF is expected to arrive at a consensus and issue more accounting guidance on this matter during 2006, which may require implementation of new accounting guidance for split dollar life insurance agreements.

Key Performance Measures

Through its asset and liability management process, the Company monitors a number of ratios to analyze the Company’s performance over time and also to compare the Company against similarly sized and situated companies in the banking industry. Management considers the following ratios to be important benchmarks for the Company’s performance and financial conditions:

•	Return on average assets: Net income as a percentage of average assets. Measures the earning power of the balance sheet.

•	Return on average equity: Net income as a percentage of average shareholders’ equity. Measures the return on invested capital.

•	Net interest margin: Net interest income as a percentage of average interest earning assets. Measures the earning power of interest earning assets funded by interest bearing liabilities.

•	Efficiency ratio: Net interest income plus noninterest income divided by non-interest expense. Measures the cost of producing revenue as a percentage of total revenue.

There is no single ratio or metric that summarizes the performance of the Company. The ratios above each take an element of the Company’s performance and quantify it, so that it can be compared over time and benchmarked against other peer companies. Management uses these and other ratios and metrics in assessing and planning the Company’s performance.

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well capitalized” at December 31, 2005. As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue. As a part of this process, the Company determined in the second quarter of 2004 that its capital levels were higher than necessary. To adjust capital to levels consistent with its view of current market conditions, the Company commenced a stock repurchase plan in June 2004. The repurchase program was completed at the end of third quarter 2005.

On February 7, 2006, the Board of Directors authorized the repurchase of up to $10 million of common stock through June 30, 2007. Shares may be repurchased in open market purchases or in privately negotiated transactions as permitted under applicable rules and regulations. The repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

On February 7, 2006, the Company's Board of Directors declared a $0.05 per share quarterly cash dividend. The dividend will be paid on March 15, 2006, to shareholders of record on February 20, 2006. The payment marks the Company’s first cash dividend. The Company expects to pay a quarterly dividend each quarter through 2006.

Critical Accounting Policies

General

HCC’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment speeds could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. The Company applies Accounting Principles Board (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations to account for its stock option plan awards. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“SFAS”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (2) SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the impaired loan balance and value of collateral, if the loan is collateral dependent or present value of future cash flows or values that are observable in the secondary market.

The Company’s allowance for loan losses primarily consists of a formula allowance for pools of loans and a specific allowance for individual impaired loans. Loan loss estimates can and do change when the actual events occur. The formula allowance uses a historical loss view as an indicator of future losses and, as a result, losses could differ from the loss incurred in the future. The specific allowance uses impairment measurement to arrive at an estimate of loss, primarily collateral shortfalls on individual impaired loans. The use of these values is inherently subjective and our actual losses could differ from the estimates. For further information regarding our allowance for credit losses, see Allowance for Loan Losses on page 33.

Loan Sales and Servicing

The Company’s allowance for loan losses primarily consists of a formula allowance for pools of loans and a specific allowance for individual impaired loans. The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips is based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only ("I/O") strips receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates. In evaluating the servicing assets, management used discounted cash flow modeling techniques, which require estimates regarding the amount and times of future cash flows, including assumptions about loan repayment rates, costs to service, as well as interest rate assumptions that contemplate the risks involved. For the year ended December 31, 2005, management’s estimate of constant prepayment rate (“CPR”) was 15% and the weighted average discount rate assumption was 9%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools. If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Stock Based Compensation

Under APB No. 25, compensation cost for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the amount required to be paid to the Company by the optionee upon exercising the option. Because the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant, no compensation cost is required to be recognized for the stock option plan on the date of grant. For further information see Note 1 to the Consolidated Financial Statements.

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

Statement 123R will apply to awards granted or modified beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense, after tax, of approximately $412,000 in 2006 and $346,000 in 2007.

Results of Operations

Overview

In 2005, consolidated net income was $14,446,000, or $1.19 per diluted share, compared to $8,478,000, or $0.71 per diluted share in 2004, and $7,776,000, or $0.67 per diluted share, in 2003.

The increase in 2005 from 2004 was primarily attributed to increases in the volume of average earning assets and increases in key market interest rates in 2005. Average interest earning assets increased 7% in 2005 from 2004. The increase in 2005 was primarily attributable to growth in average loans and Federal funds sold. The average rate on interest earning assets increased to 6.11% in 2005 from 5.21% in 2004, resulting in an increase of $13,071,000 in interest income. Average interest bearing liabilities increased 10% in 2005 from 2004. The increase in 2005 was primarily attributable to growth in interest bearing demand deposits, savings and money-market accounts and time deposits. Over the same period, average noninterest bearing demand deposits decreased 6%. The Company’s average rate paid on interest bearing liabilities increased to 2.12% in 2005 from 1.42% in 2004. Overall, the net interest margin increased 36 basis points to 4.58% in 2005 from 4.22% in 2004. Net interest income increased $6,812,000, or 17%, for 2005 to $47,849,000 from $41,037,000 for 2004, primarily due to the increase in interest rates.

The increase in 2004 from 2003 was primarily due to the increase in the level of average earning assets and the continued impact of the decreasing interest rate environment on most interest bearing liabilities. In addition, the increase was related to the change in mix of liabilities, with a decrease in brokered deposits and an increase in less expensive core deposits. Average interest earning assets increased 9% in 2004 from 2003. The increase in 2004 was primarily attributable to growth in average loans and securities. The average rate on interest earning assets decreased to 5.21% in 2004 from 5.29% in 2003, reflective of the continued low interest rate environment during the first half of 2004. Average interest bearing liabilities increased 9% in 2004 from 2003, with the increase primarily attributable to growth in interest bearing demand deposits, savings and money-market accounts and other borrowings offset by a decrease in time deposits and brokered deposits. Over the same period, average noninterest bearing demand deposits increased 15%. The Company's average rate paid on interest bearing liabilities decreased to 1.42% in 2004 from 1.61% in 2003, reflective of the continuing low interest rate environment in 2004. As a result, the net interest margin increased 7 basis points to 4.22% in 2004 from 4.15% in 2003. Net interest income increased $4,593,000, or 13%, to $41,037,000 for 2004 from $36,444,000 for 2003.

Total noninterest income was $9,423,000 in 2005, compared to $10,544,000 in 2004 and $10,812,000 in 2003. Noninterest income in 2005 included $1,838,000 in servicing income, an increase of $340,000, or 23%, from $1,498,000 in 2004, and $1,236,000 in increase in cash surrender value of life insurance, an increase of $205,000, or 20%, from $1,031,000 in 2004. Offsetting these increases in noninterest income was a decrease in gain of sale of loans of $181,000, in deposit service charges and fees of $331,000, in gain on sale of securities available-for-sale of $476,000, and in equipment leasing of $740,000. The primary components of noninterest income in 2004 included $3,052,000 in gain on sale of loans, $1,498,000 in servicing income, $1,799,000 in deposit service charges and fees, $1,031,000 in increase in cash surrender value of life insurance, $871,000 in equipment leasing, and $476,000 in gain of sale of securities available-for-sale.

Total noninterest expense was $35,233,000 in 2005, a decrease from $39,238,000 in 2004 and an increase from $33,084,000 in 2003. Salaries and employee benefits, the single largest component of operating expenses, were $19,845,000, in 2005, a decrease from $20,189,000 in 2004, but increased from $18,539,000 in 2003. The decrease in 2005 from 2004 was primarily attributable to a decrease in the number of employees. The Company employed 188 people at December 31, 2005, down from 199 and 214, respectively, December 31, 2004 and 2003. The Company continued to focus on cost control in 2005, in order to improve efficiency.

Total assets as of December 31, 2005 were $1,130,509,000, an increase of $22,336,000, or 2%, from $1,108,173,000 as of December 31, 2004. Total deposits as of December 31, 2005 were $939,759,000, an increase of $21,224,000, or 2%, from $918,535,000 as of December 31, 2004.

Total loans at December 31, 2005 were $688,778,000, compared to $725,530,000 for 2004, as a result of lower customer demand for commercial loans in 2005 and the transfer of $32,057,000 of commercial loans to the held for sale classification as of December 31, 2005. Loans held for sale increased primarily due to the transfer of these commercial loans. The Company's allowance for loan losses was $10,224,000, or 1.48%, of total loans for 2005, compared to $12,497,000, or 1.72%, of total loans for 2004.

Nonperforming assets include nonaccrual loans, loans past due 90 days or more and still accruing, restructured loans foreclosed assets and other real estate owned (“OREO”). Nonperforming assets for 2005 were $3,672,000, compared to $1,330,000 for 2004 and $4,580,000 for 2003.

The Company's shareholders' equity at December 31, 2005 was $111,617,000, compared with $98,579,000 as of December 31, 2004, a 13% increase, which reflects net earnings of $14,446,000 in 2005, the proceeds from exercise of stock options, the change in unallocated ESOP shares, and the effect of the unrealized losses on securities available-for-sale and the increase in the minimum pension liability. Book value per share increased 12% to $9.45 as of December 31, 2005, compared to $8.45 as of December 31, 2004 and $7.86 as of December 31, 2003. The Company's leverage capital ratio was 11.6% at December 31, 2005, compared to 10.8% at December 31, 2004 and 11.2% at December 31, 2003.

Return on average equity for 2005 was 13.73%, compared to 9.04% in both 2004 and 2003. Return on average assets for 2005 was 1.27%, compared to 0.80% for 2004 and 0.81% for 2003.

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

The following table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

	Year Ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$762,328	$54,643	7.17%	$725,921	$43,593	6.01%	$681,174	$41,285	6.06%
Securities	226,043	7,247	3.21%	216,012	6,715	3.11%	143,529	4,609	3.21%
Interest bearing deposits in other financial institutions	3,234	97	3.00%	1,336	14	1.05%	5,207	44	0.85%
Federal funds sold	52,438	1,769	3.37%	28,964	363	1.25%	48,604	509	1.05%
Total interest earning assets	1,044,043	63,756	6.11%	972,233	50,685	5.21%	878,514	46,447	5.29%
Cash and due from banks	38,670			47,911			40,233
Premises and equipment, net	2,879			3,728			4,846
Other assets	51,593			41,923			36,894
Total assets	$1,137,185			$1,065,795			$960,487

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$134,412	$1,749	1.30%	$112,439	$536	0.48%	$96,772	$496	0.51%
Savings and money market	363,570	6,058	1.67%	350,922	3,658	1.04%	318,774	3,705	1.16%
Time deposits, under $100	37,260	919	2.47%	38,717	575	1.49%	43,060	798	1.85%
Time deposits, $100 and over	115,104	2,810	2.44%	100,309	1,556	1.55%	101,406	1,812	1.79%
Brokered time deposits, $100 and over	35,764	1,313	3.67%	11,460	473	4.13%	24,559	995	4.05%
Notes payable to subsidiary grantor trusts	23,702	2,136	9.01%	23,702	1,958	8.26%	23,702	1,935	8.16%
Securities sold under agreement to repurchase	40,748	922	2.26%	43,140	892	2.07%	14,685	262	1.78%
Total interest bearing liabilities	750,560	$15,907	2.12%	680,689	$9,648	1.42%	622,958	$10,003	1.61%
Demand, noninterest bearing	259,881			275,192			238,467
Other liabilities	21,536			16,139			13,058
Total liabilities	1,031,977			972,020			874,483
Shareholders' equity	105,208			93,775			86,004
Total liabilities and shareholders' equity	$1,137,185			$1,065,795			$960,487

Net interest income / margin		$47,849	4.58%		$41,037	4.22%		$36,444	4.15%

(1) Yields and amounts earned on loans include loan fees of $1,299,000, $1,499,000, and $1,747,000, for the years ended December 31, 2005, 2004, and 2003. Nonaccrual loans are included in the average balance calculations above.

(2) Interest income is reflected on an actual basis, not a fully taxable equivalent basis and does not include a fair value adjustment.

Net interest income for 2005 increased 17% from 2004. The increase in 2005 was due to the increase in average earning assets and increases in key market interest rates in 2005. The increase in average interest earning assets was primarily attributable to growth in average loans and Federal funds sold. Average loans outstanding, including loans held for sale, increased $36,407,000 during 2005, over the average during 2004. Average Federal funds sold in 2005 increased $23,474,000 from 2004.

Net interest income for 2004 increased 13% from 2003. The increase in 2004 was due to the increase in average earning assets and increases in key market interest rates in 2004. The increase in average interest earning assets was primarily attributable to growth in average loans and securities. Average loans outstanding, including loans held-for-sale, increased $44,747,000 during 2004 over the average during 2003. Average securities in 2004 increased $72,483,000 from 2003. The change in the average loans outstanding in 2004 was primarily due to the increase in the commercial and real estate mortgage loan portfolios and real estate land and construction loan portfolio.

In 2005, changes in volume of earning assets and interest bearing liabilities contributed $2,107,000 to net interest income while the effect of the changes in rates contributed $4,705,000 resulting in the overall increase from 2004 of $6,812,000. The Company’s average interest earning assets increased $71,810,000, or 7% for 2005 to $1,044,043,000 from $972,233,000 for 2004. The yield on interest earning assets in 2005 was 6.11%, compared to 5.21% in 2004 and 5.29% in 2003. The Company’s average interest bearing liabilities increased $69,871,000, or 10%, for 2005 to $750,560,000 from $680,689,000 for 2004. The rate paid on interest bearing liabilities in 2005 was 2.12%, compared to 1.42% in 2004 and 1.61% in 2003.

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

	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to Change In:			Increase (Decrease) Due to Change In:
	Average	Average	Net	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Interest earning assets:
Loans, gross	$2,594	$8,456	$11,050	$2,654	$(346)	$2,308
Securities	313	219	532	2,251	(145)	2,106
Interest bearing deposits in other financial institutions	57	26	83	(41)	11	(30)
Federal funds sold	793	613	1,406	(245)	99	(146)
Total interest earning assets	$3,757	$9,314	$13,071	$4,619	$(381)	$4,238

Interest bearing liabilities:
Demand, interest bearing	$287	$926	$1,213	$71	$(31)	$40
Savings and money market	198	2,202	2,400	343	(390)	(47)
Time deposits, under $100	(37)	381	344	(67)	(156)	(223)
Time deposits, $100 and over	363	891	1,254	(16)	(240)	(256)
Brokered time deposits, $100 and over	892	(52)	840	(541)	19	(522)
Notes payable to subsidiary grantor trusts	-	178	178	-	23	23
Securities sold under agreement to repurchase	(53)	83	30	588	42	630
Total interest bearing liabilities	$1,650	$4,609	$6,259	$378	$(733)	$(355)
Net interest income	$2,107	$4,705	$6,812	$4,241	$352	$4,593

Provision for Loan Losses

The provision for loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area. Periodic fluctuations in the provision for loan losses result from management's assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

For 2005, the provision for loan losses was $313,000, compared to $666,000 for 2004 and $2,900,000 for 2003. The allowance for loan losses represented 1.48%, 1.72% and 2.03% of total loans at December 31, 2005, 2004, and 2003, respectively. See "Allowance for Loan Losses" on page 33 for additional information.

Noninterest Income

The following table sets forth the various components of the Company's noninterest income:

	Year Ended December 31,			2005 versus 2004			2004 versus 2003
(Dollars in thousands)	2005	2004	2003	Amount	Percent		Amount	Percent
Gain on sale of loans	$2,871	$3,052	$2,228	$(181)	-6%		$824	37%
Servicing income	1,838	1,498	1,179	340	23%		319	27%
Service charges and fees on deposit accounts	1,468	1,799	1,810	(331)	-18%		(11)	-1%
Increase in cash surrender value of life insurance	1,236	1,031	1,151	205	20%		(120)	-10%
Gain on sale of leased equipment	299	0	0	299	N/	A	0	N/	A
Equipment leasing	131	871	1,195	(740)	-85%		(324)	-27%
Gain on sales of securities available-for-sale	0	476	735	(476)	-100%		(259)	-35%
Mortgage brokerage fees	0	168	1,012	(168)	-100%		(844)	-83%
Other	1,580	1,649	1,502	(69)	-4%		147	10%
Total	$9,423	$10,544	$10,812	$(1,121)	-11%		$(268)	-2%

Noninterest income for 2005 was $9,423,000, compared to $10,544,000 for 2004. This was primarily attributable to increases in servicing income of $340,000, an increase in cash surrender value of life insurance of $205,000, and in gain on sale of leased equipment of $299,000. These increases were offset by a reduction in gain on sale of loans of $181,000, in deposit service charges and fees on deposit accounts of $331,000, in equipment leasing of $740,000, in gain on sales of securities available-for-sale of $476,000, and in mortgage brokerage fees of $168,000. The Company has an ongoing program of originating SBA loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans. The increase in the cash surrender value of life insurance was primarily the result of additional policies purchased in 2005. The reduction in gain on sale of loans and gain on sale of securities was related to the market conditions. The decrease in deposit service charges and fees on deposit accounts was primarily because higher interest rates applied to collected balances created a waiver of (or credit against) service charges for many business customers. The Company sold all leased equipment during the second quarter of 2005 and closed the residential mortgage department in June 2004.

Noninterest income for 2004 was $10,544,000, compared to $10,812,000 for 2003. This was primarily due to a 37% increased in gain on sale of loans and a 27% increase in servicing income. The increased noninterest income from SBA lending in 2004 was offset by a decrease in mortgage brokerage fees resulting from the close of the Company’s residential mortgage department in June 2004, and declines in equipment leasing income. The decline in the cash surrender value of life insurance was primarily the result of a lower interest rate environment in early 2004 compared to 2003. The decline in gain on sales of securities in 2004 was related to market conditions.

Noninterest Expense

The following table sets forth the various components of the Company's noninterest expenses:

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2005 versus 2004		2004 versus 2003
(Dollars in thousands)	2005	2004	2003	Amount	Percent	Amount	Percent
Salaries and employee benefits	$19,845	$20,189	$18,539	$(344)	-2%	$1,650	9%
Occupancy	3,254	3,670	3,541	(416)	-11%	129	4%
Professional fees	1,617	2,656	1,548	(1,039)	-39%	1,108	72%
Client services	1,404	1,044	1,018	360	34%	26	3%
Advertising and promotion	985	1,090	747	(105)	-10%	343	46%
Low income housing investment losses and writedowns	957	878	398	79	9%	480	121%
Furniture and equipment	734	921	1,588	(187)	-20%	(667)	-42%
Data processing expense	661	722	87	(61)	-8%	635	730%
Retirement plan expense	619	306	177	313	102%	129	73%
Amortization of leased equpiment	334	1,016	985	(682)	-67%	31	3%
Operational losses	37	2,219	(1)	(2,182)	-98%	2,220	-222000%
Other	4,786	4,527	4,457	259	6%	70	2%
Total	$35,233	$39,238	$33,084	$(4,005)	-10%	6,154	19%

The following table indicates the percentage of noninterest expense in each category:
	2005		2004		2003
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Salaries and employee benefits	$19,845	56%	$20,189	51%	$18,539	56%
Occupancy	3,254	9%	3,670	9%	3,541	11%
Professional fees	1,617	4%	2,656	7%	1,548	5%
Client services	1,404	4%	1,044	3%	1,018	3%
Advertising and promotion	985	3%	1,090	3%	747	2%
Low income housing investment losses and writedowns	957	3%	878	2%	398	1%
Furniture and equipment	734	2%	921	2%	1,588	5%
Data processing expense	661	2%	722	2%	87	0%
Retirement plan expense	619	2%	306	1%	177	1%
Amortization of leased equpiment	334	1%	1,016	2%	985	3%
Operational losses	37	0%	2,219	6%	(1)	0%
Other	4,786	14%	4,527	12%	4,457	14%
Total	$35,233	100%	$39,238	100%	$33,084	100%

Noninterest expense for 2005 decreased $4,005,000, or 10%, from 2004. In 2004, noninterest expense increased $6,154,000, or 19%, from 2003. The efficiency ratio was 61.52% for 2005, compared to 76.07% and 70.01%, respectively, for 2004 and 2003.

Salaries and employee benefits, the single largest component of noninterest expenses decreased $344,000 in 2005 from 2004. In 2004, salaries and employee benefits increased $1,650,000 from 2003. The decrease in 2005 from 2004 was primarily attributable to a decrease in the number of employees. The Company employed 188 people at December 31, 2005, down from 199 and 214, respectively, at December 31, 2004 and 2003. The increase in 2004 from 2003 was primarily related to severance payments of $1,283,000, incurred as the result of the elimination of certain full time positions and $521,000 associated with the resignation of the former CEO, partially offset by a decrease of $428,000 in loan officer commissions related to closure of the residential mortgage brokerage department. Salaries and employee benefits as a percentage of total noninterest expense increased to 56% in 2005 from 51% in 2004 and remained fairly constant at 56% for 2003.

Occupancy decreased $416,000 in 2005 from 2004. In 2004, occupancy increased $129,000 from 2003. The decrease in 2005 from 2004 was primarily a result of lower depreciation on leasehold improvements in 2005. During the third quarter of 2005, the Company amended two of its existing lease contracts to reduce monthly rent by extending the terms of the leases. The increase in 2004 from 2003 was primarily attributable to increased rental costs related to the opening of a new branch office in Los Gatos in December 2003, depreciation on leasehold improvements and write-offs associated with the outsourcing of the data processing function. Occupancy cost as a percentage of total noninterest expense remained fairly constant at 9% for 2005 and 2004, compared to 11% for 2003.

Professional fees decreased $1,039,000 in 2005 from 2004. In 2004, professional fees increased $1,108,000 from 2003. The decrease in 2005 from 2004 was primarily attributable to decreased legal, audit and consulting expenses. The increase in 2004 from 2003 was primarily due to increased audit and consulting expenses related to compliance with Sarbanes-Oxley, legal expenses related to the proxy solicitation for the 2004 annual meeting and other corporate governance matters. Professional fees as a percentage of total noninterest expense decreased to 4% for 2005 from 7% and 5%, respectively, for 2004 and 2003.

Client services increased $360,000 in 2005 from 2004. In 2004, client services increased $26,000 from 2003. The increase in 2005 from 2004 was primarily attributable to the increase in service fees charged to the Company from third party vendors who have certain deposit accounts. Client services as a percentage of total noninterest expense increased to 4% for 2005 from 3% for 2004 and 2003.

Advertising and promotion costs decreased $105,000 in 2005 from 2004. In 2004, advertising and promotion costs increased $343,000 from 2003. The decrease in 2005 from 2004 was primarily attributable to certain sponsorships discontinued in 2005. The increase in 2004 from 2003 was primarily due to several new promotions and sponsorships in 2004, as well as expenses associated with the consolidation of the Company’s operations under the common brand Heritage Bank of Commerce during 2004. Prior to the third quarter of 2004, the Company had operated under four different trade names; Heritage Bank of Commerce, Heritage Bank East Bay, Heritage Bank South Valley, and Bank of Los Altos. Advertising and promotion as a percentage of total expense remained fairly constant at 3% for 2005 and 2004, compared to 2% for 2003.

Low income housing inevstment losses and writedowns increased $79,000 in 2005 from 2004. In 2004, low income housing investment losses and writedowns increased $480,000 from 2003. The increase in 2005 from 2004 was primarily attributable to the increased losses from three fully active funds. The increase in 2004 from 2003 was primarily due to an additional investment in a low income housing project in June of 2004. Low income housing investment losses and writedowns as a percentage of total expense increased to 3% for 2005 from 2% and 1%, respectively, for 2004 and 2003. The Company obtains tax credits from these investments which reduce income tax expense. These investments are written down to zero over the period that tax credits are recognized, since no residual value is assumed.

Furniture and equipment expense decreased $187,000 in 2005 from 2004. In 2004, furniture and equipment expense decreased $667,000 from 2003. The decrease in 2005 and 2004 were primarily due to fewer equipment repairs and lower depreciation on furniture and equipment. Furniture and equipment expense as a percentage of total noninterest expense decreased to 2% for 2005 and 2004 from 5% for 2003.

Data processing expense decreased $61,000 in 2005 from 2004. In 2004, data processing expense increased $635,000 from 2003. The decrease in 2005 from 2004 was a result of cost saving by outsourcing of core data and item processing. The increase in 2004 from 2003 was primarily due to the initial costs of outsourcing of the core data and item processing functions in the first quarter of 2004. As a result of the outsourcing arrangement, contracted data processing costs are shown as data processing expense in 2004. When the data processing function was internal, prior to the first quarter of 2004, staffing and depreciation costs, the two major expenses associated with this function, were included in salaries and employee benefits and furniture and equipment expense, respectively. Data processing expense as a percentage of total noninterest expense remained fairly constant at 2% for 2005 and 2004, compared to less than 1% for 2003.

Retirement plan expense increased $313,000 in 2005 from 2004. In 2004, retirement plan expense increased $129,000 from 2003. The increase in 2005 from 2004 was primarily due to more particapants in 2005. Retirement plan expense as a percentage of total noninterest expense increased to 2% for 2005 from 1% in 2004 and 2003.

Amortization of leased equipment decreased $682,000 in 2005 from 2004. All of the leased equipment was sold in the second half of 2005.

Operational losses decreased to $37,000 in 2005 from $2,219,000 in 2004. The decrease in 2005 from 2004 was primarily due to the write-off of electronic test equipment subject to operating leases in 2004.

Other noninterest expenses remained fairly constant for 2005, 2004 and 2003.

Income Tax Expense

The Company files consolidated Federal and combined state income tax returns. Amounts provided for income tax expense are based on income reported for financial statement purposes and do not necessarily represent amounts currently payable under tax laws.

Income tax expense was $7,280,000 in 2005, $3,199,000 in 2004 and $3,496,000 in 2003. The Company's effective tax rates were 33.5%, 27.4%, and 31.0%, in 2005, 2004, and 2003, respectively. The difference in the effective tax rate compared to the statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing investments, tax benefits from jobs creation in an enterprise zone, and investments in tax-free municipal securities. The effective tax rate in 2005 is higher compared to 2004 because pre-tax income increased more than the savings from tax advantaged investments.

Financial Condition

As of December 31, 2005, total assets were $1,130,509,000, an increase of 2% from $1,108,173,000 for 2004. Total securities available-for-sale was $198,495,000, a decrease of 15% from $232,809,000 for 2004. The total loan portfolio was $688,778,000, a decrease of 5% from $725,530,000 for 2004. Total deposits were $939,759,000, an increase of 2% from $918,535,000 for 2004. Securities sold under agreement to repurchase decreased $15,100,000, or 32%, to $32,700,000 for 2005, from $47,800,000 for 2004.

Securities Portfolio

A major component of the Company's earning asset base is its securities portfolio. The following table sets forth the carrying value of securities at the dates indicated:

	Years Ended December 31,
(Dollars in thousands)	2005	2004	2003
Securities available-for-sale (at fair value)
U.S. Treasuries	$6,920	$5,942	$7,015
U.S. Government Agencies	82,041	90,308	36,115
Mortgage-Backed Securities	91,868	107,735	79,615
Municipals - Tax Exempt	8,268	9,206	15,704
Collateralized Mortgage Obligations	9,398	19,618	15,024
Total	$198,495	$232,809	$153,473

The following table summarizes the amounts and distribution of the Company's securities and the weighted average yields as of December 31, 2005:

	December 31, 2005
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale (at fair value):
U.S. Treasuries	$996	1.64%	$5,924	3.50%	$-	-	$-	-	$6,920	3.23%
U.S. Government Agencies	66,640	2.36%	15,401	4.06%	-	-	-	-	82,041	2.68%
Mortgage Backed Securities	-	-	2,421	3.29%	6,540	4.16%	82,907	3.98%	91,868	3.97%
Municipals - non-taxable	150	7.44%	8,118	2.95%	-	-	-	-	8,268	3.03%
Collateralized Mortgage Obligations	-	-	-	-	-	-	9,398	3.13%	9,398	3.13%
Total	$67,786	2.36%	$31,864	3.61%	$6,540	4.16%	$92,305	3.89%	$198,495	3.33%

Securities that are classified as available for sale are carried at their fair value. This means that the carrying amount of securities will increase or decrease based on changes in interest rates and, rarely, to changes in their credit quality.

Except for obligations of the U.S. government or U.S. government agencies, no securities of a single issuer exceeded 10% of shareholders’ equity at December 31, 2005.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) or bankruptcy trustee and other contractual obligations such as repurchase agreements. Securities with amortized cost of $64,445,000 and $85,883,000 as of December 31, 2005 and 2004 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations. A portion of these deposits can only be secured by U.S. Treasury securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans

Total loans (exclusive of loans held for sale) were $688,778,000 at December 31, 2005, a decrease of 5% from $725,530,000 at December 31, 2004, and an increase of 4% from $662,157,000 at December 31, 2003. The Company's allowance for loan losses was $10,224,000, or 1.48% of total loans, for 2005, as compared to $12,497,000, or 1.72% of total loans, for 2004, and $13,451,000, or 2.03% of total loans, for 2003. As of December 31, 2005, 2004, and 2003, the Company had $3,672,000, $1,330,000, and $4,580,000, respectively, in nonperforming assets.

The loan portfolio is primarily composed of commercial loans to companies principally engaged in manufacturing, wholesale and service businesses and real estate lending, with the balance in land development and construction, home equity and consumer loans.

The following table presents the Company's loans outstanding at year-end by loan type:

	December 31,
(Dollars in thousands)	2005	% to Total	2004	% to Total	2003	% to Total	2002	% to Total	2001	% to Total
Commercial	$256,713	37%	$300,452	41%	$281,561	43%	$263,144	39%	$208,713	33%
Real estate - mortgage	237,566	35%	250,984	35%	227,474	35%	210,121	31%	198,968	32%
Real estate - land and construction	149,851	22%	118,290	16%	101,082	15%	147,822	22%	174,077	27%
Home equity	41,772	6%	52,170	7%	49,434	7%	49,853	7%	47,151	7%
Consumer	1,721	0%	2,908	1%	1,743	0%	2,850	1%	3,833	1%
Total loans	687,623	100%	724,804	100%	661,294	100%	673,790	100%	632,742	100%
Deferred loan costs, net	1,155		726		863		117		175
Allowance for loan losses	(10,224)		(12,497)		(13,451)		(13,227)		(11,154)
Loans, net	$678,554		$713,033		$648,706		$660,680		$621,763

The change in the Company's loan portfolio is primarily due to the decrease in the commercial and real estate mortgage loan portfolios, partially offset by an increase in the real estate land and construction loan portfolio. In the fourth quarter of 2005, the Company entered into negotiations for the sale of its Capital Group loan portfolio consisting primarily of “factoring” type loans. In contemplation of the sale, $32 million, net of the respective allowance loan loss, was moved from commercial loans into loans held-for-sale. Primarily as a result of this reclassification, gross loans decreased 5% to $688 million at December 31, 2005, compared to $725 million at December 31, 2004. The sale of the Capital Group loan portfolio was completed in 2006, resulting in a gain of $671,000. In 2005, commercial real estate mortgages decreased as mortgage loans matured or were paid off. The increase in real estate land and construction loans is due to increased market demand for this type of financing.

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

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes SBA-guaranteed loans and considers such loans to be investment loans; however, the guaranteed portion of these loans may be sold in the secondary market depending on market conditions. Once it is determined that they will be sold, these loans are classified as held for sale and carried at the lower of cost or market. In the event of the sale of the guaranteed portion of an SBA loan, the Company retains the servicing rights for the sold portion. As of December 31, 2005, 2004, and 2003, $179.8 million, $166.8 million and $129.3 million, respectively, in SBA and U.S. Department of Agriculture loans were serviced by the Company for others.

As of December 31, 2005, real estate mortgage loans consist of adjustable and fixed rate loans secured by commercial property of $236,199,000, and loans secured by first mortgages on 1-4 family residential properties of $1,367,000. Home equity lines of credit are secured by junior deeds of trust on 1-4 family residential properties totaling $41,772,000. Properties securing the real estate mortgage loans are primarily located in the Company’s market area. While no specific industry concentration is considered significant, the Company's lending operations are located in market areas that are dependent on the technology and real estate industries and their supporting companies. Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at present. The Company's borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers' ability to repay their loans.

The Company's real estate term loans consist primarily of loans made based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company restricts real estate term loans to no more than 80% of the property's appraised value or the purchase price of the property, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that are easily sold in the secondary market may be granted for longer maturities.

The Company's real estate land and construction loans are primarily short term interim loans to finance the construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

The Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Additionally, the Company makes home equity lines of credit available to its clientele. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company's consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $21.2 million and $35.4 million at December 31, 2005.

The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 63% and 59% of its net loans were secured by real property as of December 31, 2005 and 2004. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

The following table presents the maturity distribution of the Company's loans as of December 31, 2005. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 2005, approximately 82% of the Company's loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial	$240,088	$13,371	$3,254	$256,713
Real estate - mortgage	122,284	63,140	52,142	237,566
Real estate - land and construction	149,851	-	-	149,851
Home equity	41,772	-	-	41,772
Consumer	1,622	99	-	1,721
Total loans	$555,617	$76,610	$55,396	$687,623

Loans with variable interest rates	$535,947	$27,589	$157	$563,693
Loans with fixed interest rates	19,670	49,021	55,239	123,930
Total loans	$555,617	$76,610	$55,396	$687,623

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, and other real estate owned. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, the accrual of interest is discontinued, and any related accrued and unpaid interest is reversed, and the amortization of the deferred loan fees and costs is discontinued. Any interest or principal payments received on the nonaccrual loans are applied to principal. Loans are charged off when management determines that collection has become unlikely. Other real estate owned ("OREO") consists of real property acquired through foreclosure on the related underlying defaulted loans. The following table shows nonperforming assets at the dates indicated:

	December 31,
(Dollars in thousands)	2005	2004	2003	2002	2001
Nonaccrual loans	$3,672	$1,028	$3,972	$4,571	$-
Loans 90 days past due and still accruing	-	302	608	-	-
Total nonperforming loans	3,672	1,330	4,580	4,571	-
Other real estate owned	-	-	-	-	-
Total nonperforming assets	$3,672	$1,330	$4,580	$4,571	$-

Nonperforming assets as a percentage of
loans plus other real estate owned	0.53%	0.18%	0.69%	0.68%	-

Allowance for Loan Losses

The Company assigns to all of its loans a risk grade consistent with the system recommended by regulatory agencies. Grades range from "Pass" to "Loss" depending on credit quality, with "Pass" representing loans that involve an acceptable degree of risk. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment, as well as detailed reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, collateral values, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination results, and current economic conditions in the Company's marketplace, in particular the state of the technology industry and the real estate market.

This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into four components for purposes of determining an appropriate level of the allowance: "watch," "special mention," "substandard" and "doubtful." Additionally, the Company maintains a program for regularly scheduled reviews of certain new and renewed loans by an outside loan review consultant. Any loans identified during an external review process that expose the Company to increased risk are appropriately downgraded and an increase in the allowance for loan losses is established for such loans. Further, the Company is examined periodically by the FRB and DFI at which time a further review of loan quality is conducted.

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

The principal balance of classified loans, which include all loans internally graded as substandard, doubtful, and loss, was $16,284,000, $35,646,000, and $48,257,000, respectively, at December 31, 2005, 2004 and 2003. At December 31, 2005, all of the Company's classified loans were graded as substandard.

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

The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

(Dollars in thousands)	2005	2004	2003	2002	2001
Balance, beginning of year	$12,497	$13,451	$13,227	$11,154	$9,651
Charge-offs:
Commercial	(3,273)	(2,901)	(2,906)	(936)	(708)
Real estate - mortgage	-	-	-	-	-
Real estate - land and construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	(1)
Total charge-offs	(3,273)	(2,901)	(2,906)	(936)	(709)

Recoveries:
Commercial	1,358	1,562	230	346	301
Real estate - mortgage	-	-	-	-	-
Real estate - land and construction	-	-	-	-	-
Home equity	-	-	-	-	-
Consumer	-	-	-	-	1
Total recoveries	1,358	1,562	230	346	302
Net charge-offs	(1,915)	(1,339)	(2,676)	(590)	(407)
Provision for loan losses	313	666	2,900	2,663	1,910
Reclassification of allowance for loan losses	(671) (1)	-	-	-	-
Reclassification to other liabilities	-	(281) (2)	-	-	-
Balance, end of year	$10,224	$12,497	$13,451	$13,227	$11,154

RATIOS:
Net charge-offs to average loans outstanding	0.26%	0.19%	0.41%	0.09%	0.07%
Allowance for loan losses to average loans	1.41%	1.80%	2.07%	2.07%	1.84%
Allowance for loan losses to total loans at end of period	1.48%	1.72%	2.03%	1.96%	1.76%
Allowance for loan losses to nonperforming loans	278%	940%	294%	289%	-

(1) The Company reclassified $671,000 of the allowance allocated to $32 million of commercial asset based loans that was reclassified to loans held-for-sale as of December 31, 2005. Thus, the carrying value of these loans held-for-sale includes an allowance for loan losses of $671,000.

(2) The Company reclassified estimated losses on unused commitments of $281,000 to other liabilities as of December 31, 2004.

Charge-offs reflect the realization of losses in the portfolio that were recognized previously though provisions for loan losses. The increase in net charge-offs in 2005 was primarily due to a $1,977,000 charge-off from one commercial loan in 2005, partially offset by recoveries. The decrease in net charge-offs in 2004 was primarily due to a $1,562,000 recovery of commercial loans which had been previously charged-off. The increase in net charge-offs in 2003, was primarily a result of a $2,000,000 write-off taken in the third quarter of 2003 related to a single commercial loan. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The following table summarizes the allocation of the allowance for loan losses (“ALL”) by loan type and the allocation as a percent of loans outstanding in each loan category at the dates indicated:

	December 31,
	2005		2004		2003		2002		2001
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
Commercial	$4,199	37%	$8,691	41%	$9,667	43%	$6,349	39%	$5,489	33%
Real estate - mortgage	2,631	35%	1,498	35%	1,846	35%	2,041	31%	1,096	32%
Real estate - land and
construction	1,914	22%	1,711	16%	1,714	15%	3,574	22%	3,066	27%
Home equity	300	6%	173	7%	157	7%	370	7%	324	7%
Consumer	33	0%	38	1%	37	0%	47	1%	102	1%
Unallocated	1,147	0%	386	0%	30	0%	846	0%	1,077	0%
Total	$10,224	100%	$12,497	100%	$13,451	100%	$13,227	100%	$11,154	100%

Loans are charged against the allowance when management believes that the uncollectibility of the loan balance is confirmed.. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established for individual impaired loans. The formula allowance is calculated by applying estimated loss factors to pools of similar loans. Loss factors are based on historical experience, adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date.

In adjusting the historical loss factors applied to the respective segments of the loan portfolio, management considered the following factors:

•	Levels and trends in delinquencies, non-accruals, charge offs and recoveries
•	Trend in volume and loan terms
•	Lending policy or procedural changes
•	Experience, ability, and depth of lending management and staff
•	National and local economic trends and conditions
•	Concentrations of Credit

There can be no assurance that the adverse impact of any of these conditions on the Bank will not be in excess of the current level of estimated losses.

As of December 31, 2005, the Company’s unallocated allowance was $1,147,000, compared to $386,000 on December 31, 2004. In 2005, the Company updated its methodology in calculating the allowance, as a result the unallocated portion of  the allowance increased.  If the same methodology used at year end 2005 was applied as of December 31, 2004, the unallocated allowance would be more comparable at these two dates.

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

Deposits

Total deposits were $939,759,000 at December 31, 2005, an increase of $21,224,000, or 2%, compared to $918,535,000 at December 31, 2004. At December 31, 2005, compared to December 31, 2004, noninterest bearing demand deposits decreased $29,442,000, or 11%, primarily due to decreases in title and escrow companies’ accounts. Interest bearing demand deposits increased $36,440,000, or 30%, primarily impacted by the increasing rate environment; savings and money market deposits decreased $3,520,000, or 1%; time deposits increased $1,568,000, or 1%; and brokered deposits increased $16,178,000, or 81%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Years Ended December 31,
	2005		2004		2003
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid	Balance	Paid	Balance	Paid
Demand, noninterest bearing	$259,881	--%	$275,192	--%	$238,467	--%
Demand, interest bearing	134,412	1.30%	112,439	0.48%	96,772	0.51%
Savings and money market	363,570	1.67%	350,922	1.04%	318,774	1.16%
Time deposits, under $100	37,260	2.47%	38,717	1.49%	43,060	1.85%
Time deposits, $100 and over	115,104	2.44%	100,309	1.55%	101,406	1.79%
Brokered deposits, $100 and over	35,764	3.67%	11,460	4.13%	24,559	4.05%
Total average deposits	$945,991	1.36%	$889,039	0.76%	$823,038	0.95%

As of December 31, 2005, the Company had a deposit mix of 38% in savings and money market accounts, 19% in time deposits, 17% in interest bearing demand accounts, and 26% in noninterest bearing demand deposits. On December 31, 2005, approximately $2,400,000, or less than 1%, of deposits were from public sources, and approximately $49,174,000, or 5%, of deposits were from title and escrow companies. As of December 31, 2004, the Company had a deposit mix of 39% in savings and money market accounts, 18% in time deposits, 13% in interest bearing demand accounts, and 30% in noninterest bearing demand deposits. On December 31, 2004, approximately $6,568,000, or less than 1%, of deposits were from public sources, and approximately $70,743,000, or 8%, of deposits were from title and escrow companies.

The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling approximately $36,040,000 and $19,862,000 at December 31, 2005 and 2004, respectively. These brokered deposits generally mature within one to three years. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company's time deposits of $100,000 or more as of December 31, 2005:

(Dollars in thousands)	Balance	% of Total
Three months or less	$50,262	35%
Over three months through six months	27,316	19%
Over six months through twelve months	26,421	18%
Over twelve months	41,414	28%
Total	$145,413	100%

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account. As a result, certain types of business clients with whom the Company caters to and serves typically carry average deposits in excess of $100,000. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, and average equity to average assets at December 31, 2005, 2004, and 2003:

	December 31,
	2005	2004	2003
Return on average assets	1.27%	0.80%	0.81%
Return on average equity	13.73%	9.04%	9.04%
Average equity to average assets ratio	9.25%	8.80%	8.95%

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations and Commitments

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2005, are as follows:

	Less Than	One to	Three to	After
(Dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Securities sold under agreement to repurchase	$10,900	$21,800	$-	$-	$32,700
Notes payable to subsidiary grantor trusts	-	-	-	23,702	23,702
Operating leases	2,025	3,501	2,609	6,092	14,227
Time deposits	135,713	36,708	8,201	-	180,622
Total debt and operating leases	$148,638	$62,009	$10,810	$29,794	$251,251

In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for the payment of interest on interest bearing deposit accounts and debt obligations, payments for quarterly tax estimates and contributions to certain employee benefit plans.

The following table presents the Company's commitments to fund as of December 31, 2005, 2004, and 2003.

	December 31,
(Dollars in thousands)	2005	2004	2003
Commitments to extend credit	$328,031	$313,036	$269,504
Standby letters of credit	6,104	5,256	4,449
	$334,135	$318,292	$273,953

Liquidity and Asset/Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits at other banks, in Federal funds sold and in securities available for sale. As of December 31, 2005, the Company's primary liquidity ratio was 20.16%, comprised of $99,650,000 in securities available for sale of maturities of up to five years, less $10,806,000 of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $62,900,000, and $35,560,000 in cash and due from banks, as a percentage of total unsecured deposits of $928,953,000.

As of December 31, 2004, the Company's primary liquidity ratio was 16.35%, comprised of $105,700,000 in securities available for sale of maturities of up to five years, less $15,800,000 of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $24,100,000, and $33,646,000 in cash and due from banks, as a percentage of total unsecured deposits of $902,735,000. As of December 31, 2003, the Company's primary liquidity ratio was 18.51%, comprised of $53,200,000 in securities available for sale of maturities of up to five years, less $15,900,000 million securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $72,200,000, and $42,000,000 in cash and due from banks, as a percentage of total unsecured deposits of $819,510,000.

The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
(Dollars in thousands)	2005	2004	2003
Average balance during the year	$40,748	$43,109	$15,387
Average interest rate during the year	2.26%	2.07%	1.71%
Maximum month-end balance during the year	$57,800	$48,600	$43,600
Average rate at December 31,	2.34%	2.21%	1.68%

The Company has Federal funds purchase lines and lines of credit totaling $76,000,000 from correspondent banks. As of December 31, 2005, the Company had borrowing capacity of approximately $92,000,000 under a borrowing arrangement with the Federal Home Loan Bank secured by certain loans and securities.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	December 31,
(Dollars in thousands)	2005	2004	2003
Capital components:
Tier 1 Capital	$133,715	$121,096	$110,891
Tier 2 Capital	10,427	11,623	10,403
Total risk-based capital	$144,142	$132,719	$121,294

Risk-weighted assets	$941,567	$929,241	$830,537
Average assets	$1,157,704	$1,112,526	$992,608
				Minimum
				Regulatory
Capital ratios:				Requirements
Total risk-based capital	15.3%	14.3%	14.6%	8.0%
Tier 1 risk-based capital	14.2%	13.0%	13.4%	4.0%
Leverage (1)	11.6%	10.9%	11.2%	4.0%

(1) Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of December 31, 2005. The risk-based and leverage capital ratios are defined in Item 1 - "Business - Supervision and Regulation - HBC" on page 7.

The Company’s Tier 1 capital consists primarily of shareholders’ equity (excluding unrealized gains and losses on securities) plus notes payable to subsidiary grantor trusts, less intangible assets. Tier 2 capital consists primarily of the allowance for loan losses.

At December 31, 2005, 2004 and 2003, the Company's capital met all minimum regulatory requirements. As of December 31, 2005, 2004 and 2003, management believes that HBC, and its former subsidiary banks, were considered "well capitalized" under the regulatory framework for prompt corrective action.

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

Market Risk

Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Company’s role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Company's earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

Interest Rate Sensitivity

The planning of asset and liability maturities is an integral part of the management of an institution's net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment; net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

The table below sets forth the interest rate sensitivity of the Company's interest earning assets and interest bearing liabilities as of December 31, 2005, using the rate sensitivity GAP ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:
		Due in
	Within	Three to	Due After
	Three	Twelve	One to	Due After	Not Rate
(Dollars in thousands)	Months	Months	Five Years	Five Years	Sensitive	Total
Interest earning assets:
Federal funds sold	$62,900	$-	$-	$-	$-	$62,900
Interest bearing deposits in other financial institutions	4,954	-	-	-	-	4,954
Securities	23,119	44,667	31,864	98,845	-	198,495
Total loans, including loans held for sale	567,068	59,852	76,609	55,396	-	758,925
Total interest earning assets	658,041	104,519	108,473	154,241	-	1,025,274
Cash and dues from banks	-	-	-	-	30,606	30,606
Other assets	-	-	-	-	74,629	74,629
Total assets	$658,041	$104,519	$108,473	$154,241	$105,235	$1,130,509

Interest bearing liabilities:
Demand, interest bearing	$157,330	$-	$-	$-	$-	$157,330
Savings and money market	353,798	-	-	-	-	353,798
Time deposits	63,899	71,814	44,909	-	-	180,622
Securities sold under agreement to repurchase	6,600	4,300	21,800	-	-	32,700
Notes payable to subsidiary grantor trusts	9,279	-	-	14,423	-	23,702
Total interest bearing liabilities	590,906	76,114	66,709	14,423	-	748,152
Noninterest demand deposits	29,550	-	-	-	218,459	248,009
Accrual interest payable and other liabilities	-	-	-	-	22,731	22,731
Shareholders' equity	-	-	-	-	111,617	111,617
Total liabilities and shareholder's equity	$620,456	$76,114	$66,709	$14,423	$352,807	$1,130,509

Interest rate sensitivity GAP	$37,585	$28,405	$41,764	$139,818	$(247,572)	$-

Cumulative interest rate sensitivity GAP	$37,585	$65,990	$107,754	$247,572	$-	$-
Cumulative interest rate sensitivity GAP ratio	3%	6%	10%	22%	0%	0%

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

The Company's internal Asset/Liability Committee and the Finance and Investment Committee of the Board each meet monthly to monitor the Company's investments, liquidity needs and to oversee its asset/liability management. The Company evaluates the rates offered on its deposit products on a twice per month basis.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2005, the Company does not use interest rate derivatives to hedge its interest rate risk.

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and accept the risks. Management uses two methodologies to manage interest rate risk: 1) a standard GAP analysis; and 2) an interest rate shock simulation model.

The detail from the Company's GAP analysis is shown under the caption "Interest Rate Sensitivity" above, and is not discussed here. The Company applies a market value (“MV”) methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest earning assets and other investments and outgoing cash flows on interest bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 200 basis point increase and a 200 basis point decrease in market rates are considered.

At December 31, 2005, it was estimated that the Company's MV would increase 23.41% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 34.74% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of December 31, 2005 and 2004, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:
	2005				2004
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
(Dollars in thousands)	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
Change in rates
+ 200 bp	$41,247	23.41%	19.6%	371	$33,886	18.09%	20.0%	306
0 bp	$0	0.00%	15.9%	0	$0	0.00%	16.9%	0
- 200 bp	$(61,175)	(34.74)%	10.4%	(551)	$(51,939)	(27.73)%	12.2%	(469)

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and reports of Independent Registered Public Accounting Firms are set forth on pages 48 through 80.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 26, 2005, the Audit Committee of the Company’s Board of Directors dismissed Deloitte & Touche LLP (“Deloitte”) as the Company’s independent registered public accounting firm. The Audit Committee’s decision was ratified by the Board of Directors as a whole.

Deloitte’s reports on the Company’s consolidated financial statements for the years ended December 31, 2004 and 2003, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and the subsequent interim period through the date of Deloitte’s dismissal, there were no disagreements between the Company and Deloitte on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Deloitte, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

During the Company’s two most recent fiscal years and the subsequent interim period through the date of Deloitte’s dismissal there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except as follows: Deloitte’s report on the Company’s internal control over financial reporting dated March 30, 2005 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 because of a material weakness. The following material weakness had been identified and included in management’s assessment: the Company did not design and implement controls over the selection and application of accounting policies for complex, non-routine transactions. The Audit Committee discussed this matter with Deloitte. Deloitte was authorized to respond fully to the inquiries of the successor independent registered public accounting firm.

Effective May 26, 2005, the Company selected Crowe Chizek and Company LLP as its new independent registered public accounting firm. During the two most recent years and the subsequent interim period to the date of hire, the Company did not consult with Crowe Chizek and Company LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2005. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Office, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of December 31, 2005, the period covered by this report on Form 10K.

Management's Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company's principal executive and principal financial officers and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

•
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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company’s internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2005.

The Company’s independent registered public accounting firm has issued an attestation report on the management’s assessment of the Company’s internal controls over financial reporting.

Date: March 27, 2006

/s/ Walter T. Kaczmarek        /s/ Lawrence D. McGovern
      Walter T. Kaczmarek                          Lawrence D. McGovern
      Chief Executive Officer          Chief Financial Officer

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B - OTHER INFORMATION

None

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Reference is made to the Company's Proxy Statement for the May 25, 2006 Annual Meeting of Shareholders for incorporation of information concerning directors and persons nominated to become directors of the Company. Information concerning executive officers of the Company also included in the Company's Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated by reference from the text under the caption "Executive Compensation" in the Proxy Statement for the May 25, 2006 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated by reference from the text under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement for the May 25, 2006 Annual Meeting of Shareholders.

Information concerning the Company's stock option plans is incorporated by reference from the text under the caption "Equity Compensation Plan Information" in the Proxy Statement for the May 25, 2006 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions with officers, directors, and the Company, and equity compensation plan information, is incorporated by reference from the text under the caption "Transactions with Management and Others" in the Proxy Statement for the May 25, 2006 Annual Meeting of Shareholders.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accounting fees and services is incorporated by reference from the text under the caption “Principal Accounting Firm Fees” in the Proxy Statement for the May 25, 2006 Annual Meeting of Shareholders.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the independent auditors' reports are set forth on pages 48 through 80.

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

Heritage Commerce Corp
DATE: March 27, 2006	BY: /s/ Walter T. Kaczmarek Walter T. Kaczmarek Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK BISCEGLIA Frank Bisceglia	Director	March 27, 2006
/s/ JAMES BLAIR James Blair	Director	March 27, 2006
/s/ JACK CONNER Jack Conner	Director	March 27, 2006
/s/ WILLIAM DEL BIAGGIO, JR. William Del Biaggio, Jr.	Director and Chairman of the Board	March 27, 2006
/s/ WALTER T. KACZMAREK Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principle Executive Officer)	March 27, 2006
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer, Principal Financial and Accounting Officer	March 27, 2006
/s/ ROBERT MOLES Robert Moles	Director	March 27, 2006
/s/ LON NORMANDIN Lon Normandin	Director	March 27, 2006
/s/ JACK PECKHAM Jack Peckham	Director	March 27, 2006
/s/ HUMPHREY POLANEN Humphrey Polanen	Director	March 27, 2006
/s/ CHARLES TOENISKOETTER Charles Toeniskoetter	Director	March 27, 2006
/s/ RANSON WEBSTER Ranson Webster	Director	March 27, 2006

HERITAGE COMMERCE CORP
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Commerce Corp
San Jose, California

We have audited the accompanying consolidated balance sheet of Heritage Commerce Corp as of December 31, 2005, and the related consolidated income statement, statement of changes in shareholders' equity and statement of cash flows for the year then ended. We also have audited management's assessment, included in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of Form 10-K, that Heritage Commerce Corp maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage Commerce Corp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management's assessment that Heritage Commerce Corp maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)." Furthermore, in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)."

/s/ Crowe Chizek and Company LLP

Oak Brook, Illinois
March 23, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Heritage Commerce Corp:

We have audited the accompanying consolidated balance sheet of Heritage Commerce Corp and subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Heritage Commerce Corp and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 30, 2005

HERITAGE COMMERCE CORP
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and due from financial institutions	$35,560	$33,646
Federal funds sold	62,900	24,100
Total cash and cash equivalents	98,460	57,746
Securities available for sale, at fair value	198,495	232,809

Loans held for sale, at lower of cost or market	70,147	37,178

Loans, net of deferred costs	688,778	725,530
Allowance for loan losses	(10,224)	(12,497)
Loans, net	678,554	713,033

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,859	4,695
Company owned life insurance	34,735	26,303
Premises and equipment, net	2,541	3,183
Accrued interest receivable and other assets	41,718	33,226
Total assets	$1,130,509	$1,108,173

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$248,009	$277,451
Demand, interest bearing	157,330	120,890
Savings and money market	353,798	357,318
Time deposits, under $100	35,209	38,295
Time deposits, $100 and over	109,373	104,719
Brokered deposits, $100 and over	36,040	19,862
Total deposits	939,759	918,535
Securities sold under agreement to repurchase	32,700	47,800
Notes payable to subsidiary grantor trusts	23,702	23,702
Accrued interest payable and other liabilities	22,731	19,557
Total liabilities	1,018,892	1,009,594

Shareholders' equity:
Preferred stock, no par value; 10,000,000
shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 11,807,649 in 2005 and 11,669,837 in 2004	67,602	67,409
Retained earnings	47,539	33,093
Unearned restricted stock award	(803)	-
Unallocated ESOP shares	-	(193)
Accumulated other comprehensive loss	(2,721)	(1,730)
Total shareholders' equity	111,617	98,579
Total liabilities and shareholders' equity	$1,130,509	$1,108,173

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED INCOME STATEMENTS
	Years Ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003
Interest Income:
Loans, including fees	$54,643	$43,593	$41,285
Securities, taxable	7,042	6,418	4,198
Securities, non-taxable	205	297	411
Interest bearing deposits in other financial institutions	97	14	44
Federal funds sold	1,769	363	509
Total interest income	63,756	50,685	46,447

Interest expense:
Deposits	12,849	6,798	7,806
Notes payable to subsidiary grantor trusts	2,136	1,958	1,935
Repurchase agreements and other	922	892	262
Total interest expense	15,907	9,648	10,003
Net interest income	47,849	41,037	36,444
Provision for loan losses	313	666	2,900
Net interest income after provision for loan losses	47,536	40,371	33,544

Noninterest income:
Gain on sale of loans	2,871	3,052	2,228
Servicing income	1,838	1,498	1,179
Service charges and fees on deposit accounts	1,468	1,799	1,810
Increase in cash surrender value of life insurance	1,236	1,031	1,151
Gain on sale of leased equipment	299	0	0
Equipment leasing	131	871	1,195
Gain on sales of securities available-for-sale	0	476	735
Mortgage brokerage fees	0	168	1,012
Other	1,580	1,649	1,502
Total noninterst income	9,423	10,544	10,812

Noninterest expense:
Salaries and employee benefits	19,845	20,189	18,539
Occupancy	3,254	3,670	3,541
Professional fees	1,617	2,656	1,548
Client services	1,404	1,044	1,018
Advertising and promotion	985	1,090	747
Low income housing investment losses and writedowns	957	878	398
Furniture and equipment	734	921	1,588
Data processing	661	722	87
Retirement plan expense	619	306	177
Amortization of leased equipment	334	1,016	985
Operational losses	37	2,219	(1)
Other	4,786	4,527	4,457
Total noninterest expense	35,233	39,238	33,084
Income before income taxes	21,726	11,677	11,272
Income tax expense	7,280	3,199	3,496
Net income	$14,446	$8,478	$7,776

Earnings per share:
Basic	$1.22	$0.73	$0.69
Diluted	$1.19	$0.71	$0.67

See notes to condensed consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
			Unearned		Accumulated
			Restricted	Unallocated	Other		Total
	Common Stock		Stock	ESOP	Comprehenesive	Retained	Shareholders'	Comprehensive
(Dollars in thousands, except shares)	Shares	Amount	Award	Shares	Income (Loss)	Earnings	Equity	Income
Balance, January 1, 2003	11,214,414	$64,002	$-	$(693)	$1,714	$16,839	$81,862
Net Income	-	-	-	-	-	7,776	7,776	$7,776
Net change in unrealized gain/loss on securities available-for-sale and Interest-Only strips, net of reclassification adjustment and taxes	-	-	-	-	(1,635)	-	(1,635)	(1,635)
Total comprehensive income	-	-	-	-	-	-	-	$6,141
ESOP shares released	-	59	-	250	-	-	309
Stock options exercised, including related tax benefits	166,623	1,173	-	-	-	-	1,173
Balance, December 31, 2003	11,381,037	65,234	-	(443)	79	24,615	89,485
Net Income	-	-	-	-	-	8,478	8,478	$8,478
Net change in unrealized gain/loss on securities available-for-sale and Interest-Only strips, net of reclassification adjustment and taxes	-	-	-	-	(684)		(684)	(684)
Additional minimum pension liability, net of taxes	-	-	-	-	(1,125)	-	(1,125)	(1,125)
Total comprehensive income	-	-	-	-	-	-	-	$6,669
ESOP shares released	-	296	-	250	-	-	546
Common stock repurchased	(263,728)	(4,214)	-	-	-	-	(4,214)
Stock options exercised, including related tax benefits	552,528	6,093	-	-	-	-	6,093
Balance, December 31, 2004	11,669,837	67,409	-	(193)	(1,730)	33,093	98,579
Net Income	-	-	-	-	-	14,446	14,446	$14,446
Net change in unrealized gain/loss on securities available-for-sale and Interest-Only strips, net of reclassification adjustment and taxes	-	-	-	-	(664)	-	(664)	(664)
Additional minimum pension liability, net of taxes		-	-	-	(327)	-	(327)	(327)
Total comprehensive income	-	-	-	-	-	-	-	$13,455
ESOP shares released	-	284	-	193	-	-	477
Restricted stock award	51,000	926	(926)	-	-	-	-
Amortization of restricted stock award	-	-	123	-	-	-	123
Redemption payment on commom stock	-	(12)	-	-	-	-	(12)
Common stock repurchased	(300,160)	(5,732)	-	-	-	-	(5,732)
Stock options exercised, including related tax benefits	386,972	4,727	-	-	-	-	4,727
Balance, December 31, 2005	11,807,649	$67,602	$(803)	$-	$(2,721)	$47,539	$111,617

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(Dollars in thousands)	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,446	$8,478	$7,776
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain/loss on disposals of property and equipment	0	(17)	(35)
Depreciation and amortization	988	1,366	1,995
Provision for loan losses	313	666	2,900
Gain on sale of leased equipment	(299)	0	0
Gain on sales of securities available-for-sale	0	(476)	(735)
Provision for deferred income taxes	(360)	(1,163)	(911)
Non-cash compensation expense related to ESOP plan	477	546	309
Amortization of restricted stock award	123	0	0
Amortization / accretion of discounts and premiums on securities	928	1,090	591
Gain on sale of loans	(2,871)	(3,052)	(2,228)
Proceeds from sales of loans held for sale	51,176	57,647	46,985
Originations of loans held for sale	(78,227)	(74,898)	(79,927)
Maturities of loans held for sale	26,510	13,763	32,616
Increase in cash surrender value of life insurance	(1,236)	(1,031)	(1,151)
Effect of changes in:
Accrued interest receivable and other assets	(7,181)	(3,948)	930
Accrued interest payable and other liabilities	4,909	4,540	1,305
Other	(144)	0	0
Net cash provided by operating activities	9,552	3,511	10,420

CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans	4,609	(64,712)	9,074
Purchases of securities available-for-sale	(26,087)	(127,662)	(152,989)
Maturities/Paydowns/Calls of securities available-for-sale	57,707	23,270	49,834
Proceeds from sales of securities available-for-sale	0	22,641	73,256
Sale of leased equipment	687	0	0
Purchases of company owned life insurance	(7,196)	0	(225)
Purchase of premises and equipment	(346)	(532)	(800)
Redemption (purchase) of restricted stock and other investments	(1,020)	(2,191)	768
Net cash provided by (used in) investing activities	28,354	(149,186)	(21,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	21,224	83,125	(6,526)
Payment of other liability	(2,299)	0	0
Exercise of stock options	4,727	6,093	1,173
Common stock repurchased	(5,744)	(4,214)	0
Net change in other borrowings	(15,100)	4,200	43,600
Net cash provided by financing activities	2,808	89,204	38,247
Net increase (decrease) in cash and cash equivalents	40,714	(56,471)	27,585
Cash and cash equivalents, beginning of year	57,746	114,217	86,632
Cash and cash equivalents, end of year	$98,460	$57,746	$114,217

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$15,291	$9,493	$10,914
Income taxes	$13,828	$3,080	$2,735

Supplemental schedule of non-cash investing activity:
Transfer of commerical loans to loans held-for-sale	$32,057	$0	$0
Transfer of commercial loan held for sale to commercial loans	$2,500	$0	$0

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Significant Accounting Policies

Description of Business and Basis of Presentation

Heritage Commerce Corp (the "Company") operates as a bank holding company. Effective January 1, 2003, Heritage Bank East Bay (“HBEB”), Heritage Bank South Valley (“HBSV”), and Bank of Los Altos (“BLA”) were merged into Heritage Bank of Commerce ("HBC" or “the Bank”). HBC is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara and Alameda counties, California. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994.

The accounting and reporting policies of the Company and its subsidiary conform to accounting principles generally accepted in the United States of America ("GAAP") and prevailing practices within the banking industry.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, loan servicing rights, and defined benefit pension obligation, Interest/Only strips and the fair values of financial instruments are particularly subject to change.

Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary bank. All significant inter company accounts and transactions have been eliminated.

The Company also has four other subsidiaries, Heritage Capital Trust I and Heritage Statutory Trust I, formed in 2000, Heritage Statutory Trust II, formed in 2001, and Heritage Statutory Trust III, formed in 2002, which are Delaware statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. Starting on December 31, 2003, these subsidiary trusts are not consolidated in the Company’s consolidated financial statements and the subordinated debt payable to subsidiary grantor trusts is recorded as debt of the Company to the related trusts.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold and purchased for one-day periods.

Securities

The Company classifies its securities into two categories, available-for-sale and held-to-maturity, at the time of purchase and reevaluates such classifications annually. Securities available-for-sale are recorded at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of deferred income taxes, as a net amount within accumulated other comprehensive income (loss), which is a separate component of shareholders' equity. Securities held-to-maturity are recorded at amortized cost and are based on the Company's positive intent and ability to hold the securities to maturity. As of December 31, 2005 and 2004, all the Company’s securities were classified as available-for-sale securities.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Interest income includes amortization of purchase premiums or discount. Premiums and discounts are amortized, or accreted, over the life of the related security as an adjustment to income using a method that approximates the interest method. Realized gains and losses are recorded on the trade date and determined using the specific identification method for determining the cost of securities sold.

Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") Stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. The FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value. Both cash and stock dividends are reported as income. The Bank is also member of the FRB. FRB stock is classified as a restricted security, and cash dividends are reported as income.

Loans Held for Sale

The Company holds for sale the guaranteed portion of certain loans guaranteed by the Small Business Administration or the U.S. Department of Agriculture (collectively referred to as “SBA loans”). These loans are carried at the lower of cost or market, based on the aggregate value of the portfolio.

Gains or losses on SBA loans held for sale are recognized upon completion of the sale, and are based on the difference between the net sales proceeds and the relative fair value of the guaranteed portion of the loan sold compared to the relative fair value of the unguaranteed portion.

The servicing assets that result from the sale of SBA loans, with servicing rights retained, are amortized over the lives of the loans using a method approximating the interest method.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses. Loans are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. The allowance is increased by the provision for loan losses, which is charged against current period operating results and decreased by the amount of charge-offs, net of recoveries. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

The formula allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on the Company's historical loss experience, adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The adjustment factors for the formula allowance may include existing general economic and business conditions affecting the key lending areas of the Company, in particular the technology industry and the real estate market, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

Specific allowances are established for impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note's effective interest rate, or the fair value of the collateral if the loan is collateral dependent.

Premises and Equipment

Premises and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the lesser of the lease terms or estimated useful lives of five to fifteen years, if appropriate. The Company evaluates the recoverability of long-lived assets on an on-going basis.

Equipment under Operating Leases to Others

Equipment under operating leases where the Company is the lessor is carried at cost less accumulated depreciation based on the terms of the leases and is included in other assets. This equipment represents a pool of electronic testing equipment available for short-term rentals purchased in 2002 from a third party, who also services the leases. At December 31, 2004, the Company has $2,807,000 in equipment and $2,085,000 in accumulated depreciation related to these leases. For the year ended December 31, 2004, depreciation expense was $1,016,000 and rental revenue on the lease was $871,000. The Company regularly evaluates this equipment for impairment. In 2004, the Company recorded a write-off on the electronic test equipment of $2,193,000 recorded in operating losses due to an impairment identified. In 2005, the Company sold all the electronic test equipment and recognized a gain on sale of $299,000.

Termination Benefits

In 2004, the Company recorded certain termination benefits related to the elimination of certain full time positions and the resignation of the former CEO. The Company recorded severance expense of $1,283,000 and special termination benefit expense of $765,000 recognized in salaries and employee benefits. The Company has a remaining accrual of $416,000 recorded in other liabilities at December 31, 2005, related to remaining cash payments to be made under the termination benefits.

Income Taxes

The Company files consolidated Federal and combined state income tax returns. Income tax expense is the total of the current year income tax payable or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 25,225, 14,336 and 253,805 stock options for 2005, 2004, and 2003 that were considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the years presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Year ended December 31,
	2005	2004	2003
Weighted average common shares outstanding - used
in computing basic earnings per share	11,795,635	11,559,155	11,221,232
Dilutive effect of stock options outstanding,
using the treasury stock method	311,595	427,701	351,356
Shares used in computing diluted earnings per share	12,107,230	11,986,856	11,572,588

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense has been recognized in the financial statements for employee stock option arrangements, as the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant.

Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 84 months; risk-free interest rate, 4.14% for 2005, 4.10% for 2004, and 3.61% for 2003; stock volatility of 21% in 2005, 22% in 2004, and 29% in 2003; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had compensation expense for the Company's stock option plan been determined under the requirements of SFAS No. 123 the Company's pro forma net income and earnings per common share would have been as follows:

	Year ended December 31,
(Dollars in thousands, except per share data)	2005	2004	2003
Net income as reported	$14,446	$8,478	$7,776
Less: Compensation expense for stock options determined
under fair value method	(438)	(445)	(521)
Pro forma net income	$14,008	$8,033	$7,255

Net income per common share - basic
As reported	$1.22	$0.73	$0.69
Pro forma	$1.19	$0.69	$0.65
Net income per common share - diluted
As reported	$1.19	$0.71	$0.67
Pro forma	$1.16	$0.67	$0.63

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which represents the changes in net assets during the period from non-owner sources. The Company's sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and the additional minimum liability related to the Company's supplemental retirement plan. The items in other comprehensive income are presented net of deferred income tax effects. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains and losses. The following is a summary of the components of other comprehensive income:

	Year ended December 31,
(Dollars in thousands)	2005	2004	2003
Net unrealized holding gains (losses) on available-for-sale securities and Interest-Only strips, net of tax of $548, $245 and $817 in 2005, 2004, and 2003	$(664)	$(338)	$(1,128)
Less: reclassification adjustment for net realized gains, net of tax of $0, $130, and $228 in 2005, 2004, and 2003 on available-for-sale securities included in net income	-	(346)	(507)
Unrealized losses on available-for-sale securities and I/O strips, net of tax	(664)	(684)	(1,635)
Additional minimum pension liability, net of tax of $236, $815, and $0 in 2005, 2004, and 2003	(327)	(1,125)	-
Other comprehensive income (loss)	$(991)	$(1,809)	$(1,635)

At December 31, 2005, accumulated other comprehensive loss totaled $2,721,000 and consisted of unrealized net losses on securities available-for-sale of $1,269,000 and the minimum pension liability of $1,452,000.

Segment Reporting

HBC is an independent community business bank with nine branch offices, which offer similar products to customers located in Santa Clara, Alameda, and Contra Costa counties of California. No customer accounts for more than 10 percent of revenue for HBC or the Company. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary bank all operate as one business segment.

Reclassifications

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

Effect of Newly Issued but Not Yet Effective Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service will be based on the grant-date fair value of the equity or liability instruments issued. That cost will recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees."

Statement 123R will apply to awards granted or modified beginning in 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense, after tax, of approximately $412,000 in 2006 and $346,000 in 2007.

(2) Securities

The amortized cost and estimated fair value of securities as of December 31, 2005 were as follows:
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasuries	$7,000	$-	$80	$6,920
U.S. Government Agencies	82,759	6	724	82,041
Municipals - Tax Exempt	8,480	-	212	8,268
Mortgage-Backed Securities	95,009	78	3,219	91,868
Collateralized Mortgage Obligations	9,663	-	265	9,398
Total securities available-for-sale	$202,911	$84	$4,500	$198,495

Securities classified as U.S. Government Agencies as of December 31, 2005 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The amortized cost and estimated fair value of securities as of December 31, 2004 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasuries	$5,998	$-	$56	$5,942
U.S. Government Agencies	91,245	2	939	90,308
Municipals - Tax Exempt	9,211	26	31	9,206
Mortgage-Backed Securities	109,162	307	1,734	107,735
Collateralized Mortgage Obligations	19,843	1	226	19,618
Total securities available-for-sale	$235,459	$336	$2,986	$232,809

Securities with unrealized losses at year end 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		2005 Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasuries	$5,924	$76	$996	$4	$6,920	$80
U.S. Government Agencies	8,094	2	69,990	722	78,084	724
Mortgage-Backed Securities	25,354	584	57,362	2,635	82,716	3,219
Municipals - Tax Exempt	1,891	37	6,227	175	8,118	212
Collateralized Mortgage Obligations	0	0	9,398	265	9,398	265
Total	$41,263	$699	$143,973	$3,801	$185,236	$4,500

	Less Than 12 Months		12 Months or More		2004 Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasuries	$5,942	$56	$-	$-	$5,942	$56
U.S. Government Agencies	84,955	842	2,903	97	87,858	939
Mortgage-Backed Securities	34,455	497	41,430	1,237	75,885	1,734
Municipals - Tax Exempt	6,400	31	-	-	6,400	31
Collateralized Mortgage Obligations	12,117	226	-	-	12,117	226
Total	$143,869	$1,652	$44,333	$1,334	$188,202	$2,986

At December 31, 2005, the Company held 95 securities, of which 77 had fair values below amortized cost. Fifty-five securities have been carried with an unrealized loss for over 12 months. Higher interest rates at December 31, 2005 resulted in lower fair values for the period. Unrealized losses were primarily due to interest rates. No security sustained a downgrade in credit rating. The issuers are high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2005 or 2004.

The amortized cost and estimated fair values of securities as of December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$68,297	$67,786
Due after one through five years	32,472	31,864
Due after five through ten years	6,725	6,540
Due after ten years	95,417	92,305
Total	$202,911	$198,495

Sales of securities available-for-sale resulted in gross realized gains of $0, $477,000, and $816,000 in 2005, 2004, and 2003, respectively.

Sales of securities available-for-sale resulted in gross realized losses of $0, $1,000, and $81,000 in 2005, 2004, and 2003, respectively.

Securities with amortized cost of $64,445,000 and $85,883,000 as of December 31, 2005 and 2004 were pledged to secure public and certain other deposits as required by law or contract.

(3) Loans and Loan Servicing

Loans as of December 31, 2005 and 2004 were as follows:

(Dollars in thousands)	2005	2004
Loans held for sale	$70,147	$37,178

Loans held for investment
Commercial	256,713	300,452
Real estate - mortgage	237,566	250,984
Real estate - land and construction	149,851	118,290
Home equity	41,772	52,170
Consumer	1,721	2,908
Total loans	687,623	724,804
Deferred loan origination costs and fees, net	1,155	726
Allowance for loan losses	(10,224)	(12,497)
Loans, net	$678,554	$713,033

Real estate mortgage loans are primarily secured by mortgages on commercial property.

Changes in the allowance for loan losses were as follows:

	Year ended December 31,
(Dollars in thousands)	2005		2004		2003
Balance, beginning of year	$12,497		$13,451		$13,227

Loans charged-off	(3,273)		(2,901)		(2,906)
Recoveries	1,358		1,562		230
Net loans charged-off	(1,915)		(1,339)		(2,676)
Provision for loan losses	313		666		2,900
Reclassification of allowance for loan losses	(671)	(1)	-		-
Reclassification to other liabilities	-		(281)	(2)	-
Balance, end of year	$10,224		$12,497		$13,451

(1) The Company reclassified $671,000 of the allowance allocated to $32 million of commercial asset based loans that were reclassified to loans held-for-sale as of December 31, 2005. Thus, the carrying value of these loans held-for-sale includes an allowance for loan losses of $671,000.

(2) The Company reclassified the allowance for loan losses on unused commitments of $281,000 to other liabilities as of December 31, 2004.

As of December 31, 2005, the Company had $3,672,000 in loans on nonaccrual status. The Company had no loans past due 90 days or more still accruing interest as of December 31, 2005.

As of December 31, 2004, the Company had $1,028,000 in loans on nonaccrual status, which were considered impaired loans. The impaired loans had a related valuation allowance of $250,000 as of December 31, 2004. For the year ended December 31, 2004, the average recorded investment in loans for which impairment has been recognized was approximately $1,111,000. The Company had $302,000 in loans past due 90 days or more and still accruing interest as of December 31, 2004.

As of December 31, 2003, the Company had $3,972,000 in loans on nonaccrual status, which were considered impaired loans. The impaired loans had a related valuation allowance of $464,000 as of December 31, 2003. For the year ended December 31, 2003, the average recorded investment in loans for which impairment has been recognized was approximately $3,933,000. The Company had $608,000 in loans past due 90 days or more and still accruing interest as of December 31, 2003.

Total impaired loans, including nonaccrual loans, were $15,643,000 at December 31, 2005. Impaired loans with no allowance for loan loss allocation totaled $1,150,000 at year-end 2005. The allowance allocated to the other $14,493,000 of impaired loans was $2,656,000 at December 31, 2005. The average recorded investment in impaired loans was approximately $16,823,000 during 2005. Interest income recognized during impairment was $885,000 in 2005, including $110,000 recorded on the cash basis.

For the year ended December 31, 2005, the Company had $318,000 in foregone interest income on nonaccrual loans and the Company recognized $110,000 in interest income for cash payments received on nonaccrual loans. For the year ended December 31, 2004, the Company had $369,000 in foregone interest income on nonaccrual loans and the Company recognized $36,000 in interest income for cash payments received on nonaccrual loans. For the year ended December 31, 2003 the Company had $167,000 in foregone interest income on nonaccrual loans and the Company recognized $3,000 in interest income for cash payments received on nonaccrual loans.

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

HBC makes loans to executive officers, directors, and their affiliates in the ordinary course of business. The following table presents the loans outstanding to these related parties, with interest rates at December 31, 2005, ranging from 6.00% to 9.25%, for the years ended December 31, 2005 and 2004:

(Dollars in thousands)	2005	2004
Beginning balance	$4,629	$5,250
Advances on loans during the year	3,010	1,252
Repayment on loans during the year	(4,627)	(1,873)
Ending balance	$3,012	$4,629

At December 31, 2005 and 2004, the Company serviced Small Business Administration and other guaranteed loans which it had sold to the secondary market of approximately $179,756,000 and $166,813,000.

Activity for loan servicing rights follows:

(Dollars in thousands)	2005	2004
Beginning of year balance	$2,213	$1,876
Additions	1,001	1,164
Amortization	(1,043)	(827)
End of year balance	$2,171	$2,213

Loan servicing income is reported net of amortization. There was no valuation allowance as of December 31, 2005 and 2004, as the fair market value of the assets was greater than the carrying value.

At December 31, 2005 and 2004, the carrying amount of Interest-Only (“I/O”) strip receivable was $4,679,000, including an unrealized gain of $2,089,000, and $3,954,000, including an unrealized gain of $1,536,000, respectively. These assets represent the servicing spread generated from the sold guaranteed portions of SBA and other guaranteed loans. In recording the initial value of the servicing assets and the fair value of the I/O strip receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates. Management’s estimate of constant prepayment rate (“CPR”) was 15% and 14%, for the years ended December 31, 2005 and 2004, respectively. The weighted average discount rate assumption was 9% for the year ended December 31, 2005 and 2004. These prepayment and discount rates were based on current market conditions and historical performance of the various loan pools. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows on the I/O strip to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$4,679
Weighted average life (in years)	5.1
Prepayment speed assumption (annual rate)	15%
Impact on fair value of 10% adverse change in prepayment speed (CPR 17%)	$(347)
Impact on fair value of 20% adverse change in prepayment speed (CPR 18%)	$(505)
Residual cash flow discount rate assumption (annual)	9%
Impact on fair value of 10% adverse change in discount rate (10% discount rate)	$(154)
Impact on fair value of 20% adverse change in discount rate (11% discount rate)	$(300)

It is the policy of management to review key economic assumptions used in SFAS 140 accounting model to establish the value of the I/O strip on a quarterly basis. The bank has completed a sensitivity analysis to determine the impact on the value of the asset in the event of a 10% and 20% adverse change, independently from any change in another key assumption. This test involved the “Prepayment speed assumption (CPR)” and the “Residual cash flow discount rate." The value of the asset can be adversely impacted by a significant increase in either the “prepayment speed” of the portfolio or a significant increase in the “discount rate”.

Activity for I/O strip receivables in 2005 and 2004 follows:

(Dollars in thousands)	2005	2004
Beginning of year balance	$3,954	$2,803
Additions	1,398	1,322
Amortization	(1,226)	(782)
Unrealized holding gain	553	611
End of year balance	$4,679	$3,954

(4) Premises and Equipment

Premises and equipment as of December 31, 2005 and 2004 were as follows:

(Dollars in thousands)	2005	2004
Furniture and equipment	$4,326	$4,404
Leasehold improvements	4,553	4,285
	8,879	8,689
Accumulated depreciation and amortization	(6,338)	(5,506)
Premises and equipment, net	$2,541	$3,183

Depreciation expense was $988,000, $1,366,000, and $1,995,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

(5) Deposits

The following table presents the scheduled maturities of time deposits for the next five years:

(Dollars in thousands)	December 31, 2005
2006	$135,713
2007	21,812
2008	14,896
2009	7,921
2010	280
Total	$180,622

(6) Borrowing Arrangements

FHLB Borrowings & Available Lines of Credit

The Company maintains a collateralized line of credit with the Federal Home Loan Bank (“the FHLB”) of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2005, the Company had no borrowings from the FHLB.

At December 31, 2005, the Company has Federal funds purchase lines and lines of credit available of $76,000,000.

Information about securities sold under repurchase agreements and short-term borrowings is summarized as follows:

	December 31,
(Dollars in thousands)	2005	2004
Average balance during the year	$40,748	$43,109
Average interest rate during the year	2.26%	2.07%
Maximum month-end balance during the year	$57,800	$48,600
Average rate at December 31	2.34%	2.21%

Securities sold under agreements to repurchase are secured by mortgage-backed securities carried at $36,451,000 and $52,049,000, respectively, at December 31, 2005 and 2004.

The maturity of the Company’s securities sold under agreement to repurchase at December 31, 2005 is as follows:

(Dollars in thousands)	2006	2007	2008	Total
Repurchase agreements	$10,900	$10,900	$10,900	$32,700

Notes Payable to Subsidiary Grantor Trusts

The following is a summary of the notes payable to the Company’s subsidiary grantor trusts at December 31:

(Dollars in thousands)	2005	2004
Subordinated debentures due to Heritage Capital Trust I with interest payable semi-anually at 10.875%, redeemable with a
premium beginning March 8, 2010 and with no premium beginning
March 8, 2020 and due March 8, 2030	$7,217	$7,217

Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-anually at 10.6%, redeemable with a
premium beginning September 7, 2010 and with no premium beginning
September 7, 2020 and due September 7, 2030	7,206	7,206

Subordinated debentures due to Heritage Statutory Trust II with interest payable semi-anually based on 3-month Libor plus 3.58%
(7.82% at December 31, 2005), redeemable with a premium beginning
July 31, 2006 and with no premium beginning July 31, 2011 and
due July 31, 2031	5,155	5,155

Subordinated debentures due to Heritage Statutory Trust III with interest payable semi-anually based on 3-month Libor plus 3.40%
(7.92% at December 31, 2005), redeemable with a premium beginning
September 26, 2007 and with no premium beginning September 26,
2012 and due September 26, 2032	4,124	4,124

Total	$23,702	$23,702

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trusts.

(7) Income Taxes

Income tax expense consisted of the following:

	December 31,
(Dollars in thousands)	2005	2004	2003
Current:
Federal	$5,921	$3,439	$3,463
State	1,719	923	944
Total current	7,640	4,362	4,407

Deferred:
Federal	(292)	(844)	(658)
State	(68)	(319)	(253)
Total deferred	(360)	(1,163)	(911)
Income tax expense	$7,280	$3,199	$3,496

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	December 31,
	2005	2004	2003
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	4.9%	7.9%	5.2%
Low income housing credits	-4.3%	-5.3%	-2.6%
Non-taxable interest income	-0.3%	-2.6%	-1.2%
Officers' life insurance	-2.0%	-8.8%	-3.6%
Other	0.2%	1.2%	-1.8%
Effective tax rate	33.5%	27.4%	31.0%

Net deferred tax asset as of December 31, consists of the following:

	December 31,
(Dollars in thousands)	2005	2004
Deferred tax assets:
Allowance for loan losses	$4,299	$5,255
Deferred compensation	3,564	2,497
Securities available-for-sale	1,057	0
Postretirement benefit obligation	1,051	815
Interest-Only strips	951	814
Fixed Assets	934	592
Accrued expenses	650	815
State income taxes	539	323
Net operating loss carryforward	2	103
Other	0	2
Total deferred tax assets	13,047	11,216

Deferred tax liabilities:
Securities available-for-sale	0	(468)
Leases	0	(89)
FHLB Stock	(63)	(3)
Loan fees	(924)	(989)
Prepaid expenses	(240)	(244)
Other	(307)	(31)
Total deferred tax liabilities	(1,534)	(1,824)
Net deferred tax assets	$11,513	$9,392

The Company believes that it is more likely than not, that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

The Company has net operating loss carryforwards of $5,000 for federal income tax purposes. These losses related to the entity that was the predecessor of the Bank, and are subject to restrictions as a result of the change of control that limits the maximum annual recovery of the net operating loss to $295,000. The net operating losses of approximately $3,000 expire in 2008 and $2,000 expire in 2009. Management has determined that a valuation allowance is not necessary.

(8) Stock Based Compensation

The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of December 31, 2005, there are 69,500 shares available for future grants under the Plan. Option activity under the Plan is as follows:

		Weighted
	Number	Average
	of Shares	Exercise Price
Options Outstanding at January 1, 2003:
(1,144,948 exercisable at weighted average exercise price of $8.18)	1,598,012	$8.39
Granted (weighted average fair value of $4.45)	94,438	$10.95
Exercised	(166,623)	$5.57
Cancelled	(66,989)	$9.45
Options Outstanding at December 31, 2003:
(1,134,344 exercisable at weighted average exercise price of $8.69)	1,458,838	$8.82
Granted (weighted average fair value of $5.03)	184,500	$14.37
Exercised	(552,528)	$7.81
Cancelled	(103,835)	$10.68
Options Outstanding at December 31, 2004:
(723,336 exercisable at weighted average exercise price of $9.52)	986,975	$10.23
Granted (weighted average fair value of $5.93)	207,000	$18.84
Exercised	(386,974)	$9.41
Cancelled	(53,023)	$11.62
Options Outstanding at December 31, 2005:
(464,172 exercisable at weighted average exercise price of $10.56)	753,978	$12.92

Additional information regarding options outstanding under the Plan as of December 31, 2005 is as follows:

		Weighted	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Yrs.)	Price	Exercisable	Price
$ 4.23 - $5.00	13,205	1.10	$4.41	13,205	$4.41
$ 5.01 - $10.00	292,018	5.06	$8.69	272,843	$8.68
$ 10.01 - $15.00	218,255	6.66	$12.95	140,893	$12.68
$ 15.01 - $20.00	217,500	9.34	$18.63	36,223	$18.42
$ 20.01 - $22.00	13,000	9.70	$20.76	1,008	$20.60
$ 4.23 - $22.00	753,978	6.77	$12.92	464,172	$10.56

As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock option arrangements.

The Company granted 51,000 restricted shares of its common stock to an executive officer pursuant to the terms of a restricted stock agreement, dated March 17, 2005. Under the terms of the agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided the executive officer is still with the Company, subject to accelerated vesting upon a change of control, termination without cause, termination by the executive officer for good reason (as defined by the executive employment agreement), death or disability. The fair value of stock award at the grant date was $926,000, which is being amortized to expense over the six-year vesting period on the straight-line method. Amortization expense was $123,000 in 2005.

(9) Leases

Operating Leases

The Company leases its premises under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

(Dollars in thousands)
Year ending December 31,
2006	$2,025
2007	2,003
2008	1,498
2009	1,201
2010	1,408
Thereafter	6,092
Total	$14,227

Rent expense under operating leases was $2,402,000, $2,610,000, and $2,609,000, respectively, in 2005, 2004, and 2003.

(10) Benefit Plans

The Company offers a 401(k) savings plan. All salaried employees are eligible to contribute up to 20% of their pre-tax compensation (to maximums established by the Internal Revenue Code) to the plan through salary deductions under Section 401(k) of the Internal Revenue Code. The Company has made a discretionary matching contribution of up to $1,500 for each employee’s contributions in 2005, 2004 and 2003. Contributions paid were $271,000, $292,000, and $284,000 in 2005, 2004 and 2003.

The Company sponsors an employee stock ownership plan. The plan allows the Company to purchase shares on the open market and award those shares to employees. To be eligible to receive an award of shares under this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company, or its subsidiary, on December 31. Awards under this plan generally vest over four years. During 2005, 2004 and 2003, the Company made contributions of $177,000, $450,000, and $397,000 into the Plan. The amount contributed was recognized as salaries and benefits expense in the Company's financial statements. ESOP expense in 2005 was $654,000, consisting of the fair value of ESOP shares released and a subsequent cash contribution to the plan.

On September 7, 2001, the ESOP borrowed $1,000,000 from an unaffiliated third party lender in order to fund the purchase of common stock of the Company. This loan was paid off in June 2005. The loan was collateralized by the shares of the Company’s common stock held by the ESOP. At December 31, 2005, the ESOP owned approximately 173,000 shares of the Company's stock. At December 31, 2005 and 2004, the unearned compensation related to the ESOP was $0 and $193,000. These amounts are shown as a reduction of shareholders equity in the Consolidated Balance Sheets.

The Company has a nonqualified deferred compensation plan for its directors ("Deferral Plan"). Under the Deferral Plan, a participating director may defer up to 100% of his monthly board fees into the Deferral Plan for up to ten years. Amounts deferred earn interest at the rate of 7% per annum. The director may elect a distribution schedule of up to ten years with interest accruing (at the same 7%) on the declining balance. The Company's deferred compensation obligation of $417,000 and $412,000 as of December 31, 2005 and 2004 is included in "Accrued interest payable and other liabilities."

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

The Company has a supplemental retirement plan covering key executives and directors (“Plan”). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. The combined number of active and retired/terminated participants in the Plan was 50 and 42 at December 31, 2005 and 2004, respectively. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The Company has purchased insurance on the lives of the directors and executive officers in the plan. If the life insurance contract is terminated by the Company, the Company will have the obligation to pay the retirement and death benefits. The accrued pension obligation was $7,279,000 and $5,805,000 as of December 31, 2005 and 2004, respectively, and is included in "Accrued interest payable and other liabilities". The Plan had additional minimum pension liabilities of $2,503,000 and $1,940,000, respectively, as of December 31, 2005 and 2004. Due to these additional minimum pension liabilities, the Plan had accumulated other comprehensive expense before taxes of $2,503,000 and $1,940,000, respectively, as of December 31, 2005 and 2004. The measurement date of the plan is December 31.

The following table sets forth the nonqualified supplemental retirement defined benefit plan's status at December 31:

(Dollars in thousands)	2005	2004	2003
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$7,745	$3,962	$3,350
Service cost	826	473	457
Interest cost	464	386	198
Actuarial (gain)/loss	842	2,223	(43)
Special termination benefits	-	765	-
Benefits paid	(95)	(64)	-
Projected benefit obligation at end of year	$9,782	$7,745	$3,962

(Dollars in thousands)	2005		2004		2003
Unfunded Status	$(9,782)		$(7,745)		$(3,962)
Unrecognized net actuarial (gain)/loss	2,503		1,940		(167)
Net amount recognized	$(7,279)		$(5,805)		$(4,129)

Accrued benefit liability	$(9,782)		$(7,745)		$(3,962)
Accumulated other comprehensive expense	2,503		1,940		-
Net amount recognized	$(7,279)		$(5,805)		$(3,962)

Weighted-average assumptions as of December 31
Discount rate	5.68%		5.60%		7.00%
Rate of compensation increase	N/	A	N/	A	N/	A
Expected return on Plan assets	N/	A	N/	A	N/	A

The following benefit payments, which reflect anticipated future events, as appropriate, are expected to be paid over the following years:

Year (Dollars in thousands)	Benefit Payments
2006	$120
2007	147
2008	239
2009	306
2010	455
2011 to 2015	4,433

The elements of pension costs for the nonqualified supplemental retirement defined benefit plan were as follows:

(Dollars in thousands)	2005	2004	2003
Components of net periodic benefits cost
Service cost	$825	$473	$457
Interest cost	464	386	198
Amortization of (gain)/loss	280	116	(23)
Net periodic benefit cost	1,569	975	632
Expense due to special termination benefits	-	765	-
Total expense	$1,569	$1,740	$632

The net periodic pension cost was determined using the following assumptions:

	2005		2004		2003
Discount rate in determining expense	5.60%		6.25%		7.00%
Discount rate in determining benefit obligations at year end	5.68%		5.60%		7.00%
Rate of increase in future compensation levels for determining expense	N/	A	N/	A	N/	A
Rate of increase in future compensation levels for determining
benefit obligations at year end	N/	A	N/	A	N/	A
Expected return on Plan assets	N/	A	N/	A	N/	A

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

The carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2005 and 2004 were as follows:

	2005		2004
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amounts	Value	Amounts	Value
Assets
Cash and cash equivalents	$98,460	$98,460	$57,746	$57,746
Securities	198,495	198,495	232,809	232,809
Loans, including loans held for sale, net	748,701	733,217	750,211	748,139
FHLB and FRB Stock	5,859	5,859	4,695	4,695
Accrued interest receivable	4,383	4,383	3,726	3,726

Liabilities
Time deposits	$180,622	$180,884	$162,876	$162,436
Other deposits	759,137	759,137	755,659	755,659
Securities sold under agreement to repurchase	32,700	31,931	47,800	43,800
Notes payable subsidiary grantor trusts	23,702	26,050	23,702	21,702
Accrued interest payable	1,808	1,808	1,192	1,192

The following methods and assumptions were used to estimate the fair value in the table, above:

Cash and Cash Equivalents and Accrued Interest Receivable and Payable

The carrying amount approximates fair value because of the short maturities of these instruments.

Securities

Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. The carrying amount is the estimated fair value for Federal Home Loan Bank and Federal Reserve Bank stock.

Loans

Loans with similar financial characteristics are grouped together for purposes of estimating their fair value. Loans are segregated by type such as commercial, term real estate, residential construction, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

The fair value of performing, fixed rate loans is calculated by discounting scheduled future cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value of variable rate loans approximates the carrying amount as these loans generally reprice within 90 days. The fair value of loans held for sale is based on estimated market values.

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

Notes Payable to Subsidiary Grantor Trusts and Securities Sold Under Agreement to Repurchase

The fair values of notes payable to subsidiary grantor trusts and securities sold under agreement to repurchase were determined based on the current market value for like kind instruments of a similar maturity and structure.

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

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Commitments to extend credit as of December 31, 2005 and 2004 were as follows:

(Dollars in thousands)	2005	2004
Commitments to extend credit	$328,031	$313,036
Standby letters of credit	6,104	5,256
	$334,135	$318,292

Generally, commitments to extend credit as of December 31, 2005 are at variable rates, typically based on the prime rate (with a margin). Commitments genrally expire within one year.

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

The Company is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2005, the Company maintained reserves of $4,646,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Claims

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

(13) Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that, as of December 31, 2005, the Company and HBC meet all capital adequacy guidelines to which it is subject.

The most recent notification from the FDIC for HBC as of December 31, 2005 categorized HBC as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" HBC must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Company's actual and required consolidated capital amounts and ratios are presented in the following table:
	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital	$144,142	15.3%	$75,528	8.0%
(to risk-weighted assets)
Tier 1 Capital	$133,715	14.2%	$37,764	4.0%
(to risk-weighted assets)
Tier 1 Capital	$133,715	11.6%	$46,308	4.0%
(to average assets)

As of December 31, 2004
Total Capital	$132,719	14.3%	$74,248	8.0%
(to risk-weighted assets)
Tier 1 Capital	$121,096	13.0%	$37,260	4.0%
(to risk-weighted assets)
Tier 1 Capital	$121,096	10.9%	$44,439	4.0%
(to average assets)

HBC's actual capital and required amounts and ratios are presented in the following table:
					To Be Well-Capitalized Under
	Actual		For Capital Adequacy Purposes		Prompt Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total Capital	$142,776	15.2%	$75,180	8.0%	$93,975	10.0%
(to risk-weighted assets)
Tier 1 Capital	$132,349	14.1%	$37,590	4.0%	$56,385	6.0%
(to risk-weighted assets)
Tier 1 Capital	$132,349	11.3%	$46,896	4.0%	$58,620	5.0%
(to average assets)

As of December 31, 2004
Total Capital	$127,474	13.7%	$74,329	8.0%	$92,911	10.0%
(to risk-weighted assets)
Tier 1 Capital	$115,851	12.5%	$37,162	4.0%	$55,742	6.0%
(to risk-weighted assets)
Tier 1 Capital	$115,851	10.4%	$44,687	4.0%	$55,859	5.0%
(to average assets)

Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefore. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At December 31, 2005, the amount available for such dividends without prior regulatory approval was approximately $36,342,000 for HBC. Similar restrictions apply to the amounts and sum of loan advances and other transfers of funds from HBC to the parent Company.

(14) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets
	December 31,
(Dollars in thousands)	2005	2004
Assets
Cash and cash equivalents	$2,776	$7,830
Investment in subsidiary bank	131,297	114,342
Investment in subsidiary trusts	702	702
Other assets	1,117	1,191
Total assets	$135,892	$124,065

Liabilities and Shareholders' Equity
Notes payable to subsidiary trusts	$23,702	$23,702
Other liabilities	573	1,784
Shareholders' equity	111,617	98,579
Total liabilities and shareholders' equity	$135,892	$124,065

Condensed Statements of Income and Comprehensive Income
	For the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Interest income	$63	$97	$122
Interest expense	(2,136)	(1,958)	(1,965)
Other expenses	(1,130)	(1,166)	(71)
Loss before equity in net income of subsidiary bank	(3,203)	(3,027)	(1,914)
Equity in undistributed net income of subsidiary	16,576	10,676	9,090
Income tax benefit	1,073	829	600
Net income	14,446	8,478	7,776
Other comprehensive income (loss)	(991)	(1,809)	(1,635)
Comprehensive income	$13,455	$6,669	$6,141

Condensed Statements of Cash Flows
	For the Year Ended December 31,
(Dollars in thousands)	2005	2004	2003
Cash flows from operating activities:
Net Income	$14,446	$8,478	$7,776
Adjustments to reconcile net income to net cash used in operations:
Amortization of restricted stock award	123	-	-
Equity in undistributed income of subsidiary	(16,576)	(10,676)	(9,090)
Net change in other assets and liabilities	(944)	796	331
Net cash used in operating activities	(2,951)	(1,402)	(983)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,641	4,316	1,173
Common stock repurchase	(5,732)	(4,214)	-
Other, net	(12)	250	(443)
Net cash provided by financing activities	(2,103)	352	730
Net decrease in cash and cash equivalents	(5,054)	(1,050)	(253)
Cash and cash equivalents, beginning of year	7,830	8,880	9,133
Cash and cash equivalents, end of year	$2,776	$7,830	$8,880

(15) Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:
	For the Quarters Ended
(Dollars in thousands, except per share amounts)	12/31/05	09/30/05	06/30/05	03/31/05
Interest income	$17,588	$16,469	$15,299	$14,400
Interest expense	4,773	4,269	3,668	3,197
Net interest income	12,815	12,200	11,631	11,203
Provision for loan losses	0	(494)	394	413
Net interest income after provision for loan losses	12,815	12,694	11,237	10,790
Noninterest income	2,204	2,224	2,638	2,357
Noninterest expense	8,567	8,478	8,878	9,310
Income before income taxes	6,452	6,440	4,997	3,837
Income tax expense	2,194	2,245	1,657	1,184
Net income	$4,258	$4,195	$3,340	$2,653

Earnings per share
Basic	$0.36	$0.36	$0.28	$0.23
Diluted	$0.35	$0.35	$0.27	$0.22

	For the Quarters Ended
(Dollars in thousands, except per share amounts)	12/31/04	09/30/04	06/30/04	03/31/04
Interest income	$13,903	$13,134	$12,146	$11,502
Interest expense	2,677	2,484	2,298	2,189
Net interest income	11,226	10,650	9,848	9,313
Provision for loan losses	(726)	254	575	563
Net interest income after provision for loan losses	11,952	10,396	9,273	8,750
Noninterest income	2,403	2,666	2,669	2,806
Noninterest expense	11,019	8,760	10,807	8,652
Income before income taxes	3,336	4,302	1,135	2,904
Income tax expense	690	1,210	366	933
Net income	$2,646	$3,092	$769	$1,971

Earnings per share
Basic	$0.23	$0.26	$0.07	$0.17
Diluted	$0.23	$0.26	$0.06	$0.16

EXHIBIT INDEX

		Incorporated by Reference to Form
		Filed		8-K or 8-A
		Herewith	Form S-8	Dated	10-Q Dated	10-K Dated	Exhibit No.
2.1

Agreement and Plan of Merger and Reorganization dated as of May 9, 2000 between Heritage Commerce Corp and Western Holdings Bancorp (incorporated by reference from Annex A of the registration statement on Form S-4, Registration No. 333- 40384, filed with the Commission on June 29, 2000)

3.1	Heritage Commerce Corp Restated Articles of Incorporation as Amended effective May 26, 2005			6/2/05			3.1
3.2	Heritage Commerce Corp Bylaws as amended to May 26, 2005			6/2/05			3.2
4.1	The indenture, dated as of March 23, 2000, between Heritage Commerce Corp, as Issuer, and the Bank of New York, as Trustee					4-6-01 (10-K/A Amendment No.1)	4.1
4.2	Amended and restated Declaration of Trust, Heritage Capital Trust I, dated as of March 23, 2000					4-6-01 (10-K/A Amendment No.1)	4.2
4.3	The indenture, dated as of September 7, 2000, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					4-6-01 (10-K/A Amendment No.1)	4.3
4.4	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust I, dated as of September 7, 2000					4-6-01 (10-K/A Amendment No.1)	4.4

4.5	The indenture, dated as of July 31, 2001, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee			3/28/02	4.5
4.6	Amended and restated Declaration of Trust, Heritage Statutory Trust II, dated as of July 31, 2001			3/28/02	4.6
4.7	The indenture, dated as of September 26, 2002, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee			3/28/03	4.7
4.8	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust III, dated as of September 26, 2002			3/28/03	4.8
10.1	Real Property Leases for properties located at 150 Almaden Blvd., San Jose.		6/21/05		10.1
10.2	Employment agreement with Mr. Conniff dated April 30, 1998 *			3-31-99	10.2
10.3	Employment agreement with Mr. McGovern dated July 16, 1998 *			3-31-99	10.3
10.4	Agreement between Fiserv Solutions, Inc. and Heritage Commerce Corp dated October 20, 2003			3-12-04	10.4
10.5	Employment agreement with Mr. Corsello dated May 11, 2001, with an amendment dated May 11, 2004 *			03/31/05	10.5
10.6	1994 Stock Option Plan and Form of Agreement	07/17/98			10.6

10.7	2004 Stock Option Plan and Form of Agreement		7/16/04			10.7
10.8	Employment agreement with Mr. Kaczmarek dated March 17, 2005 *			03/22/05		10.8
10.9	Restricted stock agreement with Mr. Kaczmarek dated March 17, 2005			03/22/05		10.9
10.10	2004 stock option agreement with Mr. Kaczmarek dated March 17, 2005			03/22/05		10.10
10.11	Non-qualified Deferred Compensation Plan				03/31/05	10.11
10.12	Director Deferred Fee Agreement with James R. Blair dated June 30, 1997				03/31/05	10.12
10.13	Director Deferred Fee Agreement with Jack Peckham dated June 30, 1997				03/31/05	10.13
10.14	Purchase Agreement dated Juanuary 31, 2006 between Heritage Commerce Corp and County Bank	X
10.15	Employment agreement with Raymond Parker dated May 16, 2005 *			5/18/05
10.16	Severance Agreement with Richard L. Conniff dated June 1, 2005 *			6/14/05
10.17	Third Amendment to Lease for Registrant’s Principle Office			8/17/05
10.18	Fourth Amendment to Lease for Registrant’s Principle Office			8/17/05

10.19	Fourth Amendment to Sublease for Registrant’s Principle Office		6/21/05
21.1	Subsidiaries of the registrant	X
23.1	Consent of Deloitte & Touche LLP	X
23.2	Consent of Crowe Chizek and Company LLP	X
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	X

* Management contract or compensatory plan or arrangement.