Form 10-Q
period 2006-05-10
HERITAGE COMMERCE CORP
filed 2006-05-10
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the Registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The Registrant had 11,840,570 shares of Common Stock outstanding on May 4, 2006.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp
Consolidated Balance Sheets (Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and due from banks	$40,065	$35,560
Federal funds sold	94,200	62,900
Total cash and cash equivalents	134,265	98,460
Securities available-for-sale, at fair value	186,168	198,495

Loans held for sale, at lower of cost or market	30,745	70,147

Loans, net of deferred costs	695,865	688,778
Allowance for loan losses	(9,748)	(10,224)
Loans, net	686,117	678,554

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,918	5,859
Company owned life insurance	35,081	34,735
Premises and equipment, net	2,389	2,541
Accrued interest receivable and other assets	39,359	41,718
Total assets	$1,120,042	$1,130,509

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$243,816	$248,009
Demand, interest bearing	154,277	157,330
Savings and money market	352,304	353,798
Time deposits, under $100	33,003	35,209
Time deposits, $100 and over	115,293	109,373
Brokered deposits, $100 and over	36,040	36,040
Total deposits	934,733	939,759
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	26,100	32,700
Accrued interest payable and other liabilities	20,310	22,731
Total liabilities	1,004,845	1,018,892

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 11,834,846 at March 31, 2006 and 11,807,649 at December 31, 2005	67,120	67,602
Retained earnings	51,324	47,539
Unearned restricted stock award	-	(803)
Accumulated other comprehensive loss	(3,247)	(2,721)
Total shareholders' equity	115,197	111,617
Total liabilities and shareholders' equity	$1,120,042	$1,130,509

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Income Statements (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2006	2005
Interest income:
Loans, including fees	$14,721	$12,345
Securities, taxable	1,746	1,810
Securities, non-taxable	46	54
Interest bearing deposits in other financial institutions	18	14
Federal funds sold	729	177
Total interest income	17,260	14,400

Interest expense:
Deposits	4,319	2,411
Notes payable to subsidiary grantor trusts	562	512
Repurchase agreements and other	188	274
Total interest expense	5,069	3,197
Net interest income	12,191	11,203
Provision for loan losses	(489)	413
Net interest income after provision for loan losses	12,680	10,790

Noninterest income:
Gain on sale of loans	1,497	760
Servicing income	468	392
Increase in cash surrender value of life insurance	347	266
Service charges and fees on deposit accounts	327	393
Equipment leasing	-	79
Other	255	467
Total noninterest income	2,894	2,357

Noninterest expense:
Salaries and employee benefits	5,109	5,171
Occupancy	777	851
Professional fees	513	496
Client services	300	407
Low income housing investment losses and writedowns	264	252
Advertising and promotion	210	189
Data processing	181	172
Furniture and equipment	109	199
Retirement plan expense	88	102
Amortization of leased equipment	-	250
Other	1,210	1,221
Total noninterest expense	8,761	9,310
Income before income taxes	6,813	3,837
Income tax expense	2,437	1,184
Net income	$4,376	$2,653

Earnings per share:
Basic	$0.37	$0.23
Diluted	$0.36	$0.22

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Three Months Ended March 31, 2006 and 2005

			Unearned		Accumulated
			Restricted	Unallocated	Other		Total
	Common Stock		Stock	ESOP	Comprehensive	Retained	Shareholders'	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Award	Shares	Loss	Earnings	Equity	Income
Balance, January 1, 2005	11,669,837	$67,409	$ -	$ (193)	$ (1,730)	$33,093	$33,093
Net Income	-	-	-	-	-	2,653	2,653	$2,653
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net of
reclassification adjustment and deferred income taxes	-	-	-	-	(1,114)	-	(1,114)	(1,114)
Total comprehensive income								$1,539
ESOP shares released	-	97	-	65	-	-	162
Restricted stock award	51,000	926	(926)	-	-	-	-
Amortization of restricted stock award	-	-	6	-	-	-	6
Redemption payment on commom stock	-	(12)	-	-	-	-	(12)
Stock options exercised	118,589	1,548	-	-	-	-	1,548
Balance, March 31, 2005	11,839,426	$69,968	$(920)	$(128)	$(2,844)	$35,746	$101,822

Balance, January 1, 2006	11,807,649	$67,602	$(803)	$-	$(2,721)	$47,539	$111,617
Net Income	-	-	-	-	-	4,376	4,376	$4,376
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net of
reclassification adjustment and deferred income taxes	-	-	-	-	(688)	-	(688)	(688)
Decrease in minimum pension liability, net
of deferred income taxes	-	-	-	-	162	-	162	162
Total comprehensive income								$3,850
Reclassification of unearned restricted stock award
upon adoption of Statement 123R	-	(803)	803	-	-	-	-
Amortization of restricted stock award	-	38	-	-	-	-	38
Dividend declared on commom stock, $0.05 per share	-	-	-	-	-	(591)	(591)
Commom stock repurchased	(32,000)	(739)	-	-	-	-	(739)
Stock option expense	-	175	-	-	-	-	175
Stock options exercised	59,197	847	-	-	-	-	847
Balance, March 31, 2006	11,834,846	$67,120	$-	$-	$(3,247)	$51,324	$115,197

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,376	$2,653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174	277
Provision for loan losses	(489)	413
Non-cash compensation expense related to ESOP plan	0	161
Stock option expense	175	0
Amortization of restricted stock award	38	6
Amortization / accretion of discounts and premiums on securities	(303)	298
Gain on sale of loans	(1,497)	(760)
Proceeds from sales of loans held for sale	47,767	13,172
Originations of loans held for sale	(13,756)	(16,032)
Maturities of loans held for sale	6,888	7,187
Increase in cash surrender value of life insurance	(347)	(266)
Effect of changes in:
Accrued interest receivable and other assets	2,169	(974)
Accrued interest payable and other liabilities	(623)	1,790
Other	(17)	(13)
Net cash provided by operating activities	44,555	7,912

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(7,074)	(6,001)
Purchases of securities available-for-sale	(17,690)	0
Maturities/paydowns/calls of securities available-for-sale	29,392	5,198
Purchase of premises and equipment	(22)	(87)
Purchase of other investments	(42)	13
Net cash provided by (used in) investing activities	4,564	(877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits	(5,026)	43,988
Payment of other liability	(1,205)	(942)
Exercise of stock options	847	1,548
Common stock repurchased	(739)	0
Redemption payment on common stock	0	(12)
Payment of cash dividend	(591)	0
Net change in repurchase agreements	(6,600)	0
Net cash provided by (used in) financing activities	(13,314)	44,582
Net increase (decrease) in cash and cash equivalents	35,805	51,617
Cash and cash equivalents, beginning of period	98,460	57,746
Cash and cash equivalents, end of period	$134,265	$109,363

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,539	$3,220
Income taxes	$0	$1,670

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)

1)      Basis of Presentation
The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

In the Company’s opinion, all adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature.

The results for the three months ended March 31, 2006 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2006.

Certain amounts in the March 31, 2005 three month ended consolidated financial statements have been reclassified to conform to the 2006 presentation.

2)      Securities Available-for-Sale

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006:
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasuries	$5,905	$(95)	$-	$-	$5,905	$(95)
U.S. Government Agencies	25,683	(138)	48,111	(508)	73,794	(646)
Mortgage-Backed Securities	26,595	(593)	63,400	(3,512)	89,995	(4,105)
Municipals - Tax Exempt	-	-	8,117	(205)	8,117	(205)
Collateralized Mortgage Obligations	-	-	7,515	(314)	7,515	(314)
Total	$58,183	$(826)	$127,143	$(4,539)	$185,326	$(5,365)

As of March 31, 2006, the Company held 92 securities, of which 80 had fair values below amortized cost. Fifty-five securities have been carried with an unrealized loss for over 12 months. Higher interest rates at March 31, 2006 resulted in lower fair values for the period. Unrealized losses were primarily due to interest rates. No security sustained a downgrade in credit rating. The issuers are high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2006.

Securities classified as U.S. Government Agencies as of March 31, 2006 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors such as political subdivisions (public funds) or bankruptcy trustees and other contractual obligations such as repurchase agreements. Securities with amortized cost of $61,981,000 and $88,278,000 as of March 31, 2006 and 2005 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations. A portion of these deposits can only be secured by U.S. Treasury securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

3)      Stock-Based Compensation

The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of March 31, 2006, there are 56,000 shares available for future grants under the Plan. Option activity under the Plan is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
Total Stock Options	of Shares	Exercise Price	Contractual Life	Value
Options Outstanding at January 1, 2006:	753,978	$12.92
Granted	23,000	$22.78
Exercised	(59,197)	$9.37
Forfeited or expired	(19,422)	$16.23
Options Outstanding at March 31, 2006:	698,359	$13.46	$6.72	$8,060,000
Exercisable at March 31, 2006	430,755	$11.00	$5.43	$6,033,000

The weighted average grant-date fair value of options granted during the quarter ended March 31, 2006 and 2005 was $8.56 and $6.01respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $805,000 and $1,001,000, respectively.

Cash received from option exercise under all share-based payment arrangements for the three months ended March 31, 2006 and 2005 was $555,000 and $1,196,000, respectively. The actual tax benefit realized for the tax deductions from the option exercise of the share-based payment arrangements totaled $292,000 and $352,000, respectively, for the three months ended March 31, 2006 and 2005.

A summary of the status of the Company’s nonvested shares as of March 31, 2006 and changes during the three months ended March 31, 2006, is presented below:

		Weighted-Average
Nonvested Options	Shares	Grant Date Fair Value
Options Outstanding at January 1, 2006:	289,806	$5.47
Granted	22,342	$8.56
Vested	(31,622)	$6.72
Forfeited or expired	(12,922)	$5.80
Outstanding at March 31, 2006	267,604	$5.78

As of March 31, 2006, there was $1,691,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plan. That cost is expected to be recognized over a weight-average period of 1.97 years. The total fair value of options vested during the three months ended March 31, 2006 and 2005 is $212,000.

Prior to 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense was recognized in the financial statements for employee stock option arrangements, as the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant.

Statement of Financial Accounting Standards ("Statement”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under Statement No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which affect the calculated values.

In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment." This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instruments issued. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25 "Accounting for Stock Issued to Employees". On April 14, 2005, the SEC issued rule 2005-57, which allowed companies to delay implementation of Statement 123R to the beginning of 2006.

The Company adopted Statement 123R on January 1, 2006, which has resulted in an increase in noninterest expense of $175,000 for the first quarter ended March 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation was $2,000 for the first quarter ended March 31, 2006. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. If compensation expense for the Company’s stock-based awards had been determined under the requirements of Statement 123R, noninterest expense would have been increased by $101,000 for the first quarter ended March 31, 2005. The following table presents the Company’s pro forma net income and earnings per common share for the three months ended March 31, 2005 as if the Company had applied the requirements of Statement 123R:

Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2005
Net income as reported	$2,653
Less: Compensation expense for stock options determined under fair value method	(101)
Pro forma net income	$2,552

Net income per common share - basic
As reported	$0.23
Pro forma	$0.22
Net income per common share - diluted
As reported	$0.22
Pro forma	$0.21

The following table presents the assumptions used to estimate the fair value of options granted during the three months periods ending March 31, 2006 and 2005, respectively:

	2006	2005
Expected life in months (1)	84	84
Volatility (1)	24%	19%
Risk-free interest rate (2)	4.56%	4.30%
Expected dividends (3)	0.89%	0%

(1)	Estimate based on historical experience. Volatility is based on the historical volatility of the stock over the most recent period that is generally commensurate with the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company began paying cash dividends on common stock in 2006. Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

Forfeitures for options granted prior to 2006 were recognized as they occurred. Beginning in 2006, the Company estimates the impact of forfeitures based on the Company’s historical experience with previously granted stock options in determining stock option expense. The Company generally issues new shares of common stock to satisfy stock option exercises.

The Company awarded 51,000 restricted shares of common stock to Walter T. Kaczmarek, President and Chief Executive Officer of the Company, pursuant to the terms of a Restricted Stock Agreement dated March 17, 2005. The grant price was $18.15. Under the terms of the Restricted Stock Agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided Mr. Kaczmarek is still with the Company. Compensation cost associated with the restricted stock issued is measured based on the market price of the stock at the grant date and is expensed on a straight-line basis over the service period. Restricted stock compensation expense for the three months ended March 31, 2006 and 2005 was $38,000 and $6,000, respectively.

4)      Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 132,224 and 8,556 stock options for three months ended March 31, 2006 and 2005, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2006	2005
Weighted average common shares outstanding - used in computing basic earnings per share	11,821,817	11,753,371
Dilutive effect of stock options outstanding using the treasury stock method	217,721	409,375
Shares used in computing diluted earnings per share	12,039,538	12,162,746

5)      Comprehensive Income

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

The following is a summary of the components of other comprehensive income:

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
Net unrealized holding gains (losses) on available-for-sale
securities and Interest-Only strips, net of deferred income
tax of $498 and $807 for March 31, 2006 and 2005	$(688)	$(1,114)
Less: reclassification adjustment for net realized gains, net of
tax, on available-for-sale securities included in net income	0	0
Unrealized losses on available-for-sale securities and I/O
strips, net of deferred income tax	(688)	(1,114)
Decrease in minimum pension liability, net of deferred
income tax of $117 and $0	162	0
Other comprehensive income (loss)	$(526)	$(1,114)

6)      Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors (“Plan”). The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
Components of net periodic benefits cost
Service cost	$200	$197
Interest cost	138	110
Prior service cost	9	3
Amortization of loss	36	51
Net periodic cost	$383	$361

Net periodic cost applicable to employee and director participants is included in salaries and employee benefits and retirement plan expense, respectively, on the income statement.

7)      Commitments and Contigencies

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

Commitments to extend credit as of March 31, 2006 and December 31, 2005 were as follows:

	March 31,	December 31,
(Dollars in thousands)	2006	2005
Commitments to extend credit	$314,178	$328,031
Standby letters of credit	8,221	6,104
	$322,399	$334,135

Generally, commitments to extend credit as of March 31, 2006 are at variable rates, typically based on the prime rate (with a margin). Commitments generally expire within one year.

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

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or, in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, the occurrence of events such as the terrorist acts of September 11, 2001, and other risks. All of the Company's operations and most of its customers are located in California. In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

Through its asset and liability management process, the Company monitors a number of ratios to analyze the Company’s performance over time and also to compare the Company against similarly sized and situated companies in the banking industry. Management considers the following ratios to be important benchmarks for the Company’s performance and financial conditions:

•	Return on average assets: Net income as a percentage of average assets. Measures the earning power of the balance sheet.

•	Return on average equity: Net income as a percentage of average shareholders’ equity. Measures the return on invested capital.

•	Net interest margin: Net interest income as a percentage of average interest earning assets. Measures the earning power of interest earning assets funded by interest bearing liabilities.

•	Efficiency ratio: Noninterest expense divided by the sum of net interest income and noninterest income. Measures the cost of producing revenue as a percentage of total revenue.

There is no single ratio or metric that summarizes the performance of the Company. The ratios above each take an element of the Company’s performance and quantify it so that it can be compared over time and benchmarked against other peer companies. Management uses these and other ratios and metrics in assessing and planning the Company’s performance.

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well capitalized” at March 31, 2006. As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

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

On February 7, 2006, the Company’s Board of Directors declared a $0.05 per share quarterly cash dividend. The dividend was paid on March 15, 2006, to shareholders of record on February 20, 2006. The payment marks the Company’s first cash dividend. The Company expects to pay a quarterly dividend each quarter through 2006.

Danville Branch Office Reopened After Fire Damage

The Danville branch office reopened on April 26, 2006 after an early morning fire that damaged the facility on April 13, 2006. The Company worked quickly to provide services to the customers while the branch was undergoing repairs. There were no injuries from the accidental fire. No client records or client property were damaged. The losses from this fire will not have a material effect on the financial statements of the Company.

CRITICAL ACCOUNTING POLICIES

General

HCC’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment speeds could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. The Company adopted Statement 123R on January 1, 2006, and elected the modified prospective method, under which prior periods are not revised for comparative purposes. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method. Although the economics of our transactions would be the same, the timing of events that would impact our transactions could change.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“Statement”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (2) Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the impaired loan balance and value of collateral, if the loan is collateral dependent, or present value of future cash flows or values that are observable in the secondary market.

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

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and interest only strips are based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the Interest-Only (“I/O”) strips receivable, the Company uses estimates which are made based on management’s expectations of future prepayment and discount rates. In evaluating the servicing assets, management used discounted cash flow modeling techniques, which require estimates regarding the amount and times of future cash flows, including assumptions about loan repayment rates, costs to service, as well as interest rate assumptions that contemplate the risks involved. For the three months ended March 31, 2006, management’s estimate of constant prepayment rate (“CPR”) was 15% and the weighted average discount rate assumption was 9%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools. If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Stock Based Compensation

Prior to 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense was recognized in the financial statements for employee stock option arrangements, as the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant.

Statement of Financial Accounting Standards ("Statement”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under Statement No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which affect the calculated values.

In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment." This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instruments issued. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces Statement No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion 25 "Accounting for Stock Issued to Employees". On April 14, 2005, the SEC issued rule 2005-57, which allowed companies to delay implementation of Statement 123R to the beginning of 2006.

The Company adopted Statement 123R on January 1, 2006, which has resulted in an increase in noninterest expense of $175,000 for the first quarter ended March 31, 2006. The total income tax benefit recognized in the income statement for share-based compensation was $2,000 for the first quarter ended March 31, 2006. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. If compensation expense for the Company’s stock-based awards had been determined under the requirements of Statement 123R, noninterest expense would have been increased by $101,000 for the first quarter ended March 31, 2005,

The following table presents the assumptions used to estimate the fair value of options granted during the three months periods ending March 31, 2006 and 2005, respectively:

	2006	2005
Expected life in months (1)	84	84
Volatility (1)	24%	19%
Risk-free interest rate (2)	4.56%	4.30%
Expected dividends (3)	0.89%	0%

(1)	Estimate based on historical experience. Volatility is based on the historical volatility of the stock over the most recent period that is generally commensurate with the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company began paying cash dividends on common stock in 2006. Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

Forfeitures for options granted prior to 2006 were recognized as they occurred. Beginning in 2006, the Company estimates the impact of forfeitures based on the Company’s historical experience with previously granted stock options in determining stock option expense. The Company generally issues new shares of common stock to satisfy stock option exercises.

RESULTS OF OPERATIONS

Overview

For the three months ended March 31, 2006, consolidated net income was $4,376,000, compared to $2,653,000 for the three months ended March 31, 2005, an increase of 65%. Earnings per diluted share was $0.36 for the three months ended March 31, 2006, compared to $0.22 for the three months ended March 31, 2005, an increase of 64%. The increase was primarily attributed to increases in key market interest rates in 2005 and the first quarter of 2006. In addition, improved loan quality, continued control of operating expenses, and a nonrecurring gain on sale of the Capital Group loan portfolio also contributed stronger earnings in 2006. Annualized return on average assets and return on average equity for the three months ended March 31, 2006 were 1.59% and 15.53%, respectively, compared to 0.96% and 10.66%, for the same period in 2005.

Net interest income increased $988,000, or 9%, for the three months ended March 31, 2006 compared to the same period in 2005. The Company's net interest margin was 4.90% for the three months ended March 31, 2006, an increase of 50 basis points from 4.40% for the three months ended March 31, 2005. The increase in net interest margin for the three months ended March 31, 2006 reflects an increase in the yield on earning assets of 128 basis points offset by a corresponding increase in the cost of interest bearing liabilities of 101 basis points.

The Company's shareholders' equity at March 31, 2006 was $115,197,000, compared to $101,822,000 at March 31, 2005 and $111,617,000 at December 31, 2005. The increase in shareholders’ equity from these prior periods was primarily attributable to net income and proceeds from the exercise of common stock options, partially offset by the repurchase of common stock. Book value per share increased to $9.73 at March 31, 2006, from $8.60 at March 31, 2005 and $9.45 at December 31, 2005. The Company's leverage capital ratio was 12.5% at March 31, 2006 compared to 11.2% at March 31, 2005 and 11.6% at December 31, 2005.

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

	For the Three Months Ended
	March 31,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$740,397	$14,721	8.06%	$767,724	$12,345	6.52%
Securities	201,074	1,792	3.61%	234,463	1,864	3.22%
Interest bearing deposits in other financial institutions	2,838	18	2.57%	2,554	14	2.22%
Federal funds sold	65,560	729	4.51%	28,429	177	2.53%
Total interest earning assets	1,009,869	$17,260	6.93%	1,033,170	$14,400	5.65%
Cash and due from banks	36,959			38,498
Premises and equipment, net	2,477			3,254
Other assets	64,943			46,790
Total assets	$1,114,248			$1,121,712

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$157,993	$838	2.15%	$127,009	$293	0.94%
Savings and money market	348,130	2,081	2.42%	360,256	1,123	1.26%
Time deposits, under $100	34,210	274	3.25%	37,860	184	1.97%
Time deposits, $100 and over	108,273	793	2.97%	109,647	550	2.03%
Brokered time deposits, $100 and over	36,050	333	3.75%	29,750	261	3.56%
Notes payable to subsidiary grantor trusts	23,702	562	9.62%	23,702	512	8.76%
Securities sold under agreement to repurchase	32,553	188	2.34%	50,167	274	2.22%
Total interest bearing liabilities	740,911	$5,069	2.77%	738,391	$3,197	1.76%
Demand, noninterest bearing	235,288			261,471
Other liabilities	23,781			20,928
Total liabilities	999,980			1,020,790
Shareholders' equity	114,268			100,922
Total liabilities and shareholders' equity	$1,114,248			$1,121,712

Net interest income / margin		$12,191	4.90%		$11,203	4.40%

Note: Yields and amounts earned on loans include loan fees of $261,000 and $330,000 for the three month periods ended March 31, 2006 and 2005, respectively. Nonaccrual loans are included in the average balance calculation above.

The Company sold its Capital Group loan portfolio, which consisted primarily of “factoring” type loans, during the first quarter of 2006, resulting in a gain on sale of $671,000. The sale of the Capital Group loan portfolio will negatively impact the Bank’s net interest margin going forward.

The following table sets forth an analysis of the changes in net interest income resulting from changes in the average volume of interest earning assets and liabilities and changes in the average rates earned and paid. The total change is shown in the column designated “Net Change” and is allocated in the columns to the left, for the portions attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated to the change in volume. Overall, the effect of the changes in rates contributed $1,419,000, offsetting negative changes in volume of $431,000, resulting in the overall increase of $988,000 at March 31, 2006 from March 31, 2005.

	Three Months Ended March 31,
	2006 vs. 2005
	Increase (Decrease) Due to Change In:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest earning assets
Loans, gross	$(537)	$2,913	$2,376
Securities	(295)	223	(72)
Interest bearing deposits in other financial institutions	2	2	4
Federal funds sold	413	139	552
Total interest earnings assets	$(417)	$3,277	$2,860

Interest bearing liabilities
Demand, interest bearing	$165	$380	$545
Savings and money market	(69)	1,027	958
Time deposits, under $100	(29)	119	90
Time deposits, $100 and over	(10)	253	243
Brokered time deposits, $100 and over	58	14	72
Notes payable to subsidiary grantor trusts	-	50	50
Securities sold under agreement to repurchase	(101)	15	(86)
Total interest bearing liabilities	$14	$1,858	$1,872
Net interest income	$(431)	$1,419	$988

Provision for Loan Losses

The provision for loan losses represents the current period expense associated with maintaining an appropriate allowance for credit losses. The loan loss provision and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area. Periodic fluctuations in the provision for loan losses result from management’s assessment of the adequacy of the allowance for loan losses; however, actual loan losses may vary from current estimates.

The Company reduced the allowance for loan losses by $489,000 during the first quarter of 2006. This reduction reflects sound credit quality as demonstrated by net recoveries of $13,000 for the first quarter of 2006 and a decrease in nonperforming loans to $2,530,000 at March 31, 2006 from $3,672,000 at December 31, 2005. The Company’s provision for loan losses was $413,000 for the three months ended March 31, 2005. See additional discussion under the caption "Allowance for loan losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	March 31,		2006 versus 2005
(Dollars in thousands)	2006	2005	Amount	Percent
Gain on sale of loans	$1,497	$760	$737	97%
Servicing income	468	392	76	19%
Increase in cash surrender value of life insurance	347	266	81	30%
Service charges and fees on deposit accounts	327	393	(66)	-17%
Equipment leasing	-	79	(79)	N/	A
Other	255	467	(212)	-45%
Total noninterest income	$2,894	$2,357	$537	23%

Noninterest income for the three months ended March 31, 2006 was $2,894,000, an increase of 23% from $2,357,000 for the same period in 2005.

Noninterest income was primarily comprised of the gain on sale of Small Business Administration (“SBA”) and other guaranteed loans, SBA loan-servicing income, and the gain on sale of the Capital Group loan portfolio. The Company has an ongoing program of originating SBA loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans. Gain on sale of SBA loans contributed $826,000 during the first quarter of 2006, compared to $760,000 for the three months ended March 31, 2005. The Company sold its Capital Group loan portfolio, which consisted primarily of “factoring” type loans, during the first quarter of 2006, resulting in a gain on sale of $671,000. The increase in the cash surrender value of life insurance was primarily the result of additional policies purchased during 2005. The decrease in deposit service charges and fees on deposit accounts was primarily because higher interest rates applied to collected balances created a waiver of (or credit against) service charges for many business customers. The Company sold all leased equipment during the second quarter of 2005.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	March 31,		2006 versus 2005
(Dollars in thousands)	2006	2005	Amount	Percent
Salaries and employee benefits	$5,109	$5,171	$(62)	-1%
Occupancy	777	851	(74)	-9%
Professional fees	513	496	17	3%
Client services	300	407	(107)	-26%
Low income housing investment losses and writedowns	264	252	12	5%
Advertising and promotion	210	189	21	11%
Data processing	181	172	9	5%
Furniture and equipment	109	199	(90)	-45%
Retirement plan expense	88	102	(14)	-14%
Amortization of leased equipment	-	250	(250)	-100%
Other	1,210	1,221	(11)	-1%
Total noninterest expense	$8,761	$9,310	$(549)	-6%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended March 31,
		Percent		Percent
(Dollars in thousands)	2006	of Total	2005	of Total
Salaries and employee benefits	$5,109	58%	$5,171	56%
Occupancy	777	9%	851	9%
Professional fees	513	6%	496	5%
Client services	300	3%	407	4%
Low income housing investment losses and writedowns	264	3%	252	3%
Advertising and promotion	210	3%	189	2%
Data processing	181	2%	172	2%
Furniture and equipment	109	1%	199	2%
Retirement plan expense	88	1%	102	1%
Amortization of leased equipment	0	0%	250	3%
Other	1,210	14%	1,221	13%
Total noninterest expense	$8,761	100%	$9,310	100%

For the three months ended March 31, 2006, noninterest expense decreased $549,000, or 6%, from the same period in 2005. The efficiency ratio was 58.08% for the three months ended March 31, 2006, compared to 68.66% for the three months ended March 31, 2005.

Salaries and employee benefits, the single largest component of noninterest expenses decreased $62,000 for the three months ended March 31, 2006 from the same period in 2005. The decrease was primarily attributable to a decrease in the number of employees. The Company employed 183 people at March 31, 2006, down from 197 at March 31, 2005. Salaries and employee benefits as a percentage of total noninterest expense increased to 58% for the three months ended March 31, 2006 from 56% for the three months ended March 31, 2005.

Occupancy decreased $74,000 for the three months ended March 31, 2006 from same period in 2005. The decrease was primarily a result of lower depreciation on leasehold improvements for the three months ended March 31, 2006. In addition, the Company amended two of its existing lease contracts to reduce monthly rent by extending the terms of the leases during the third quarter of 2005. Occupancy cost as a percentage of total noninterest expense remained fairly constant at 9% for the three months ended March 31, 2006 and 2005.

Professional fees increased $17,000 for the three months ended March 31, 2006 from the same period in 2005. The increase was primarily attributable to increases in consulting expenses. Professional fees as a percentage of total noninterest expense increased to 6% for the three months ended March 31, 2006 from 5% for the three months ended March 31, 2005.

Client services decreased $107,000 for the three months ended March 31, 2006 from the same period in 2005. The decrease was primarily attributable to the decrease in service fees charged to the Company from third party vendors who have certain deposit accounts. Client services as a percentage of total noninterest expense decreased to 3% for the three months ended March 31, 2006 from 4% for the three months ended March 31, 2005.

Low income housing investment losses and writedowns increased $12,000 for the three months ended March 31, 2006 from the same period in 2005. The increase was primarily attributable to the increased losses from three fully active funds. Low income housing investment losses and writedowns as a percentage of total expense remained fairly constant at 3% for the three months ended March 31, 2006 and 2005.

Advertising and promotion costs increased $21,000 for the three months ended March 31, 2006 from the same period in 2005. The increase was primarily attributable to certain new sponsorships and promotions in 2006. Advertising and promotion as a percentage of total expense increased to 3% for the three months ended March 31, 2006 from 2% for the three months ended March 31, 2005.

Data processing expense increased $9,000 for the three months ended March 31, 2006 from the same period in 2005. Data processing expense as a percentage of total noninterest expense remained fairly constant at 2% for the three months ended March 31, 2006 and 2005.

Furniture and equipment expense decreased $90,000 for the three months ended March 31, 2006 from the same period in 2005. The decrease was primarily due to fewer equipment repairs and lower depreciation on furniture and equipment. Furniture and equipment expense as a percentage of total noninterest expense decreased to 1% for the three months ended March 31, 2006 from 2% for the three months ended March 31, 2005.

Retirement plan expense decreased $14,000 for the three months ended March 31, 2006 from the same period in 2005. Retirement plan expense as a percentage of total noninterest expense remained fairly constant at 1% for the three months ended March 31, 2006 and 2005.

Amortization of leased equipment decreased $250,000 for the three months ended March 31, 2006 from the same period in 2005. All of the leased equipment was sold in the second half of 2005.

Other noninterest expenses decreased $11,000 for the three months ended March 31, 2006 from the same period in 2005. Other noninterest expense as a percentage of total noninterest expense increased to 14% for the three months ended March 31, 2006 from 13% for the three months ended March 31, 2005.

Income Taxes

Income tax expense for the three months ended March 31, 2006 was $2,437,000, compared to $1,184,000 for the same period in 2005. The following table shows the effective income tax rate for each period indicated.

	For the Three Months Ended
	March 31,
	2006	2005
Effective income tax rate	35.77%	30.86%

The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing and investments in tax-free municipal securities. The effective tax rate in 2006 is higher compared to 2005 because pre-tax income increased more than the savings from tax advantaged investments.

FINANCIAL CONDITION

As of March 31, 2006, total assets were $1.1 billion, compared to $1.2 billion as of March 31, 2005. Total securities available-for-sale were $186 million, a decrease of 17% from $225 million for 2005. The total loan portfolio was $696 million, a decrease of 5% from $730 million for 2005. Total deposits were $935 million, a decrease of 3% from $963 million for 2005. Securities sold under agreement to repurchase decreased $22 million, or 45%, to $26 million at March 31, 2006, from $48 million at March 31, 2005.

Securities Portfolio

A major component of the Company's earning assets is its securities portfolio. The following table sets forth the estimated fair value of securities at the dates indicated:

	March 31,		December 31,
(Dollars in thousands)	2006	2005	2005
Securities available-for-sale (at fair value)
U.S. Treasuries	$5,905	$5,941	$6,920
U.S. Government Agencies	73,794	89,734	82,041
Municipals - Tax Exempt	8,117	8,923	8,268
Mortgage-Backed Securities	90,837	101,162	91,868
Collateralized Mortgage Obligations	7,515	19,322	9,398
Total	$186,168	$225,082	$198,495

Securities classified as U.S. Government Agencies as of March 31, 2006 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The following table summarizes the composition of the Company’s securities available-for-sale and the weighted average yields at March 31, 2006:

	March 31, 2006
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale (at fair value):
U.S. Treasuries	$-	-	$5,905	3.50%	$-	-	$-	-	$5,905	3.50%
U.S. Government Agencies	49,180	2.68%	24,614	4.53%	-	-	-	-	73,794	3.30%
Mortgage Backed Securities	-	-	2,367	3.48%	7,891	4.30%	80,579	4.28%	90,837	4.26%
Municipals - non-taxable	317	2.22%	7,800	2.98%	-	-	-	-	8,117	2.95%
Collateralized Mortgage Obligations	-	-	-	-	-	-	7,515	3.10%	7,515	3.10%
Total	$49,497	2.68%	$40,686	4.02%	$7,891	4.30%	$88,094	4.18%	$186,168	3.75%

Securities that are classified as available for sale are carried at their fair value. This means that the carrying amount will increase or decrease based on changes in interest rates or, very rarely, changes in credit rating.

As of March 31, 2006, the only securities held by the Company where the aggregate carrying value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. government or U.S. government agencies.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors such as political subdivisions (public funds) or bankruptcy trustees and other contractual obligations such as repurchase agreements. Securities with amortized cost of $61,981,000 and $88,278,000 as of March 31, 2006 and 2005 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations. A portion of these deposits can only be secured by U.S. Treasury securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans and Loan Servicing

Total loans (exclusive of loans held of sale) were $696 million for the three months ended March 31, 2006, compared to $730 million for the three months ended March 31, 2005. The Company’s allowance for loan losses was $9.7 million, or 1.40% of total loans, at March 31, 2006, as compared to $11.2 million, or 1.54% of total loans, at March 31, 2005. As of March 31, 2006 and 2005, the Company had $2.5 million and $3.7 million, respectively, in nonperforming assets.

The loan portfolio is primarily comprised of commercial loans to companies principally engaged in manufacturing, wholesale and service businesses and real estate lending, with the balance in land development and construction, home equity and consumer loans.

The following table summarizes the composition of the Company’s loan portfolio at the dates indicated:

	March 31,		March 31,		December 31, 2005
(Dollars in thousands)	2006	% to Total	2005	% to Total	2005	% to Total
Commercial	$262,625	38%	$293,488	40%	$256,713	37%
Real estate - mortgage	232,790	34%	250,005	34%	237,566	35%
Real estate - land and construction	156,468	22%	129,881	18%	149,851	22%
Home equity	41,429	6%	53,595	8%	41,772	6%
Consumer	1,495	0%	2,147	0%	1,721	0%
Total loans	694,807	100%	729,116	100%	687,623	100%
Deferred loan costs	1,058		754		1,155
Allowance for loan losses	(9,748)		(11,249)		(10,224)
Loans, net	$686,117		$718,621		$678,554

The change in the Company's loan portfolio for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is primarily due to the decrease in the commercial and real estate mortgage loan portfolios, partially offset by an increase in the real estate land and construction loan portfolio. In the fourth quarter of 2005, the Company entered into negotiations for the sale of its Capital Group loan portfolio consisting primarily of “factoring” type loans. In contemplation of the sale, $32 million, net of the respective allowance for loan losses, was moved from commercial loans into loans held-for-sale at December 31, 2005. The sale of the Capital Group loan portfolio was completed in 2006, resulting in a gain of $671,000.

The following table presents the maturity distribution of the Company's loans as of March 31, 2006. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of March 31, 2006, approximately 81% of the Company's loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial	$247,630	$12,346	$2,649	$262,625
Real estate - mortgage	117,768	57,639	57,383	232,790
Real estate - land and construction	156,316	152	-	156,468
Home equity	41,235	194	-	41,429
Consumer	1,407	88	-	1,495
Total loans	$564,356	$70,419	$60,032	$694,807

Loans with variable interest rates	$536,647	$23,633	$131	$560,411
Loans with fixed interest rates	27,709	46,786	59,901	134,396
Total loans	$564,356	$70,419	$60,032	$694,807

At March 31, 2006 and 2005, the Company serviced Small Business Administration and other guaranteed loans which it had sold to the secondary market of approximately $180,823,000 and $169,357,000, respectively.

Activity for loan servicing rights follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
Beginning of period balance at January 1,	$2,171	$2,213
Additions	289	264
Amortization	(299)	(276)
End of period balance at March 31,	$2,161	$2,201

Loan servicing income is reported net of amortization. There was no valuation allowance as of March 31, 2006 and 2005, as the fair market value of the assets was greater than the carrying value.

Activity for I/O strip receivables follows:

	For the Three Months Ended
	March 31,
(Dollars in thousands)	2006	2005
Beginning of period balance at January 1,	$ 4,679	$ 3,954
Additions	312	770
Amortization	(321)	(398)
Unrealized holding gain (loss)	(119)	271
End of period balance at March 31,	$4,551	$4,597

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, and other real estate owned. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is revered against income, and the amortization of deferred fees and costs is discontinued. Loans are charged off when management determines that collection has become unlikely. Other real estate owned (“OREO”) consists of real property acquired through foreclosure on the related underlying defaulted loans.

The following table shows nonperforming assets at the dates indicated:

	March 31,		December 31,
(Dollars in thousands)	2006	2005	2005
Nonaccrual loans	$2,292	$3,450	$3,672
Loans 90 days past due and still accruing	238	287	-
Total nonperforming loans	2,530	3,737	3,672
Other real estate owned	-	-	-
Total nonperforming assets	$2,530	$3,737	$3,672

Nonperforming assets as a percentage of loans plus other real estate owned	0.36%	0.51%	0.53

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

This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into four components for purposes of determining an appropriate level of the allowance: "watch," "special mention," "substandard" and "doubtful." Additionally, the Company maintains a program for regularly scheduled reviews of certain new and renewed loans by an outside loan review consultant. Any loans identified during an external review process that expose the Company to increased risk are appropriately downgraded and an increase in the allowance for loan losses is established for such loans. Further, the Company is examined periodically by the Board of Governors of the Federal Reserve System (“FRB”) and the California Department of Financial Institutions (“DFI”), at which time a further review of loan quality is conducted.

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

The principal balance of classified loans, which include all loans internally graded as substandard, doubtful, and loss, was $13,708,000 and $25,587,000, respectively, at March 31, 2006 and 2005.

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

The following table summarizes the Company’s loan loss experience as well as provisions, charge-offs and recoveries to the allowance for loan and lease losses and certain pertinent ratios for the periods indicated:

	For the Three Months Ended		For the Year Ended
	March 31,		December 31,
(Dollars in thousands)	2006	2005	2005
Balance, beginning of period / year	$10,224	$12,497	$12,497
Net recoveries (charge-offs)	13	(1,661)	(1,915)
Provision for loan losses	(489)	413	313
Reclassification to loans held for sale	-	-	(671)
Balance, end of period/ year	$9,748	$11,249	$10,224

RATIOS:
Net charge-offs to average loans outstanding	-0.01%	0.93%	0.26%
Allowance for loan losses to average loans	1.41%	1.55%	1.41%
Allowance for loan losses to total loans at end of period	1.40%	1.54%	1.48%
Allowance for loan losses to nonperforming loans	385%	301%	278%

Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for loan losses. Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

Loans are charged against the allowance when management believes that the uncollectibility of the loan balance is confirmed. The Company's methodology for assessing the appropriateness of the allowance consists of several key elements, which include specific allowances, the formula allowance and the unallocated allowance.

Specific allowances are established for individual impaired loans. The formula allowance is calculated by applying estimated loss factors to pools of similar loans. Loss factors are based on historical experience, adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date.

In adjusting the historical loss factors applied to the respective segments of the loan portfolio, management considered the following factors:

•	Levels and trends in delinquencies, non-accruals, charge offs and recoveries
•	Trends in volume and loan terms
•	Lending policy or procedural changes
•	Experience, ability, and depth of lending management and staff
•	National and local economic trends and conditions
•	Concentrations of credit

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

Deposits

Total deposits were $934,733,000 at March 31, 2006, compared to $962,523,000 at March 31, 2005. At March 31, 2006, compared to March 31, 2005, noninterest bearing demand deposits decreased $30,920,000, or 11%, primarily due to decreases in title and escrow companies’ accounts. Interest bearing demand deposits increased $24,238,000, or 19%, primarily impacted by the increasing rate environment; savings and money market deposits decreased $8,756,000, or 2%; time deposits decreased $8,306,000, or 5%; and brokered deposits decreased $4,046,000, or 10%.

The following table summarizes the distribution of average deposits and the average rates paid for the periods indicated:

	Three Months Ended		Three Months Ended		For the Year Ended
	March 31, 2006		March 31, 2005		December 31, 2005
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
(Dollars in thousands)	Balance	Paid	Balance	Paid	Balance	Paid
Demand, noninterest bearing	$235,288	0%	$261,471	0%	$259,881	0%
Demand, interest bearing	157,993	2.15%	127,009	0.94%	134,412	1.30%
Savings and money market	348,130	2.42%	360,256	1.26%	363,570	1.67%
Time deposits, under $100	34,210	3.25%	37,860	1.97%	37,260	2.47%
Time deposits, $100 and over	108,273	2.97%	109,647	2.03%	115,104	2.44%
Brokered deposits, $100 and over	36,050	3.75%	29,750	3.56%	35,764	3.67%
Total average deposits	$919,944	1.90%	$925,993	1.06%	$945,991	1.36%

As of March 31, 2006, the Company had a deposit mix of 38% in savings and money market accounts, 20% in time deposits, 16% in interest bearing demand accounts, and 26% in noninterest bearing demand deposits. As of March 31, 2006, approximately $2,400,000, or less than 1%, of deposits were from public sources, and approximately $39,228,000, or 4%, of deposits were from title and escrow companies. As of March 31, 2005, the Company had a deposit mix of 38% in savings and money market accounts, 20% in time deposits, 14% in interest bearing demand accounts, and 28% in noninterest bearing demand deposits. As of March 31, 2006, approximately $6,515,000, or less than 1%, of deposits were from public sources, and approximately $125,171,000, or 14%, of deposits were from title and escrow companies.

The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. The Company had brokered deposits totaling $36,040,000 and $40,086,000 at March 31, 2006 and 2005, respectively. These brokered deposits generally mature within one to three years. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of March 31, 2006:

(Dollars in thousands)	Balance	% of Total
Three months or less	$58,316	39%
Over three months through six months	26,338	17%
Over six months through twelve months	29,004	19%
Over twelve months	37,675	25%
Total	$151,333	100%

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account. As a result, certain types of business clients whom the Company serves typically carry average deposits in excess of $100,000. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

Liquidity and Asset/Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in securities. At March 31, 2006, the Company’s primary liquidity ratio was 23.13%, comprised of $90,183,000 in securities available-for-sale with maturities (or probable calls) of up to five years, less $10,767,000 of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $94,200,000, and $40,065,000 in cash and due from banks, as a percentage of total unsecured deposits of $923,966,000. At December 31, 2005 and March 31, 2005, the Company's primary liquidity ratio was 20.16% and 20.96%, respectively.

The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	March 31,
(Dollars in thousands)	2006	2005
YTD average balance	$32,553	$50,167
YTD average interest rate	2.34%	2.22%
Maximum month-end balance	$26,100	$47,800
Average rate at March 31,	2.34%	2.20%

The Company has Federal funds purchase and lines of credit arrangements totaling $73,000,000 with correspondent banks. As of March 31, 2006, the Company had borrowing capacity of approximately $89,000,000 under a borrowing arrangement with the Federal Home Loan Bank secured by certain loans and securities.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	March 31,		December 31,
(Dollars in thousands)	2006	2005	2005
Capital components:
Tier 1 Capital	$139,704	$125,465	$133,715
Tier 2 Capital	9,921	11,249	10,427
Total risk-based capital	$149,625	$136,714	$144,142

Risk-weighted assets	$835,679	$948,932	$941,567
Average assets for capital purposes	$1,118,272	$1,122,671	$1,157,704
				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	17.9%	14.4%	15.3%	8.00%
Tier 1 risk-based capital	16.7%	13.2%	14.2%	4.00%
Leverage (1)	12.5%	11.2%	11.6%	4.00%

(1)   Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of March 31, 2006.

The Company’s Tier 1 capital consists primarily of shareholders’ equity (excluding unrealized gains and losses on securities) plus notes payable to subsidiary grantor trusts, less intangible assets. Tier 2 capital consists primarily of the allowance for loan losses.

At March 31, 2006 and 2005, and December 31, 2005, the Company’s capital met all minimum regulatory requirements. As of March 31, 2006, management believes that HBC was considered “Well Capitalized” under the Prompt Corrective Action Provisions.

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

Interest Rate Sensitivity

The planning of asset and liability maturities is an integral part of the management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment; net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

The following table sets forth the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities at March 31, 2006, using the rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or when it is scheduled to mature within the specified time frame:

		Due in	Due After
	Within	Three to	One to	Due After	Not Rate
(Dollars in thousands)	Three Months	Twelve Months	Five Years	Five Years	Sensitive	Total
Interest earning assets:
Federal funds sold	$94,200	$-	$-	$-	$-	$94,200
Interest bearing deposits in other financial institutions	3,120	-	-	-	-	3,120
Securities	19,468	30,029	40,686	95,985	-	186,168
Total loans, including loans held for sale	532,411	63,748	70,419	60,032	-	726,610
Total interest earning assets	649,199	93,777	111,105	156,017	-	1,010,098
Cash and due from banks	-	-	-	-	36,945	36,945
Other assets	-	-	-	-	72,999	72,999
Total assets	$649,199	$93,777	$111,105	$156,017	$109,944	$1,120,042

Interest bearing liabilities:
Demand, interest bearing	$154,277	$-	$-	$-	$-	$154,277
Savings and money market	352,304	-	-	-	-	352,304
Time deposits	71,417	72,734	40,185	-	-	184,336
Securities sold under agreement to repurchase	4,300	6,700	15,100	-	-	26,100
Notes payable to subsidiary grantor trusts	9,279	-	-	14,423	-	23,702
Total interest bearing liabilities	591,577	79,434	55,285	14,423	-	740,719
Noninterest demand deposits	14,131	-	-	-	229,685	243,816
Accrual interest payable and other liabilities	-	-	-	-	20,310	20,310
Shareholders' equity	-	-	-	-	115,197	115,197
Total liabilities and shareholder's equity	$605,708	$79,434	$55,285	$14,423	$365,192	$1,120,042

Interest rate sensitivity GAP	$43,491	$14,343	$55,820	$141,594	$(255,248)	$-

Cumulative interest rate sensitivity GAP	$43,491	$57,834	$113,654	$255,248	$-	$-
Cumulative interest rate sensitivity GAP ratio	4%	5%	10%	23%	0%	0%

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis table. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the exposure to changes in interest rates. To supplement traditional GAP analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rate environments but there is no significant difference as of March 31, 2006, compared to December 31, 2005. The process allows the Company to explore the complex relationships within the GAP over time and various interest rate environments.

Liquidity risk represents the potential for loss as a result of limitations on the Company's ability to adjust for future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The liquidity policy approved annually by the board of directors requires monthly review of the Company's liquidity by the Asset/Liability Committee, which is composed of senior executives, and the Finance and Investment Committee of the board of directors.

The Company's internal Asset/Liability Committee and the Finance and Investment Committee of the Board of Directors each meet monthly to monitor the Company's investments, liquidity needs and to oversee its asset/liability management. The Company evaluates the rates offered on its deposit products on a regular basis.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No material changes have occurred during the quarter to the Company’s market risk profile or information. For further information refer to the Company’s Form 10-K.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2006. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Office, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of March 31, 2006, the period covered by this report on Form 10Q.

During the three months ended March 31, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

Changes in market interest rates may adversely affect the Company’s performance

The Company’s earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the prepayment characteristics of loans sold to the secondary market, the rates received on loans, securities and rates paid on deposits and securities and borrowings. The Board of Governors of the Federal Reserve System increased short-term interest rates 200 basis points during 2005 and 50 basis points in the first quarter of 2006. Any further increases in 2006 should continue to have a positive effect on the Company’s net interest margin and net interest income.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2006, the Company’s Board of Directors authorized the purchase of up to $10 million of its common stock, which represents approximately 455,000 shares, or 4%, of its outstanding shares at current market price. The Share repurchase authorization is valid through June 30, 2007.

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

As of March 31, 2006, repurchases of equity securities are presented in the table below.

				Approximate
			Total Number of	Dollar of Shares That
			Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan
3/2/2006	1,000	$23.40	1,000	$9,976,598.00
3/3/2006	1,000	$23.36	1,000	$9,953,243.00
3/6/2006	1,000	$22.88	1,000	$9,930,367.00
3/7/2006	1,000	$22.62	1,000	$9,907,747.10
3/8/2006	1,000	$22.75	1,000	$9,884,997.20
3/9/2006	1,000	$22.84	1,000	$9,862,157.30
3/10/2006	1,000	$22.84	1,000	$9,839,317.40
3/13/2006	1,000	$22.86	1,000	$9,816,457.40
3/14/2006	1,000	$23.00	1,000	$9,793,458.40
3/15/2006	20,000	$23.10	20,000	$9,331,458.40
3/16/2006	1,000	$23.20	1,000	$9,308,258.50
3/17/2006	1,000	$23.50	1,000	$9,284,758.50
3/20/2006	1,000	$23.50	1,000	$9,261,258.50
	32,000		32,000

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the three months ended March 31, 2006.

ITEM 6 - EXHIBITS

Exhibit                 Description

31.1                  Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003

31.2                  Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003

32.1     Certification of Registrant’s Chief Executive Officer Pursuant To18 U.S.C. Section 1350

32.2     Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp
Registrant

May 10, 2006	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

May 10, 2006	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
Chief Financial Officer