Form 10-Q
period 2006-08-09
HERITAGE COMMERCE CORP
filed 2006-08-09
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

    The Registrant had 11,832,072 shares of Common Stock outstanding on August 4, 2006.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Heritage Commerce Corp
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and due from banks	$39,390	$35,560
Federal funds sold	47,000	62,900
Total cash and cash equivalents	86,390	98,460
Securities available-for-sale, at fair value	191,471	198,495
Loans held for sale, at lower of cost or market	30,325	70,147
Loans, net of deferred costs	713,764	688,778
Allowance for loan losses	(9,098)	(10,224)
Loans, net	704,666	678,554
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	5,982	5,859
Company owned life insurance	35,442	34,735
Premises and equipment, net	2,406	2,541
Accrued interest receivable and other assets	37,982	41,718
Total assets	$1,094,664	$1,130,509

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$221,438	$248,009
Demand, interest bearing	144,120	157,330
Savings and money market	366,892	353,798
Time deposits, under $100	31,476	35,209
Time deposits, $100 and over	110,513	109,373
Brokered deposits, $100 and over	34,048	36,040
Total deposits	908,487	939,759
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	21,800	32,700
Accrued interest payable and other liabilities	22,708	22,731
Total liabilities	976,697	1,018,892

Commitments and contingencies - see Note 7

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 11,820,563 at June 30, 2006, and 11,807,649 at December 31, 2005	66,726	67,602
Retained earnings	54,922	47,539
Unearned restricted stock award	-	(803)
Accumulated other comprehensive loss	(3,681)	(2,721)
Total shareholders' equity	117,967	111,617
Total liabilities and shareholders' equity	$1,094,664	$1,130,509

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:
Loans, including fees	$15,344	$13,121	$30,065	$25,466
Securities, taxable	1,932	1,784	3,678	3,594
Securities, non-taxable	45	51	91	105
Interest bearing deposits in other financial institutions	42	18	60	31
Federal funds sold	1,029	325	1,758	502
Total interest income	18,392	15,299	35,652	29,698

Interest expense:
Deposits	5,033	2,883	9,352	5,293
Notes payable to subsidiary grantor trusts	575	525	1,137	1,037
Repurchase agreements and other	158	260	346	534
Total interest expense	5,766	3,668	10,835	6,864

Net interest income before provision for loan losses	12,626	11,631	24,817	22,834
Provision for loan losses	(114)	394	(603)	807
Net interest income after provision for loan losses	12,740	11,237	25,420	22,027

Noninterest income:
Gain on sale of loans	842	698	2,339	1,458
Servicing income	441	466	909	858
Increase in cash surrender value of life insurance	360	290	707	556
Service charges and fees on deposit accounts	327	395	654	788
Gain on sale of leased equipment	-	299	-	299
Equipment leasing	-	52	-	131
Other	287	438	542	905
Total noninterest income	2,257	2,638	5,151	4,995

Noninterest expense:
Salaries and employee benefits	4,653	5,044	9,762	10,215
Occupancy	774	841	1,551	1,692
Professional fees	334	225	847	721
Advertising and promotion	347	323	557	512
Client services	242	345	542	752
Low income housing investment losses and writedowns	213	293	477	545
Data processing	161	169	342	341
Furniture and equipment	148	204	257	403
Amortization of leased equipment	-	83	-	333
Other	1,620	1,351	2,918	2,674
Total noninterest expense	8,492	8,878	17,253	18,188

Income before income taxes	6,505	4,997	13,318	8,834
Income tax expense	2,316	1,657	4,753	2,841

Net income	$4,189	$3,340	$8,565	$5,993

Earnings per share:
Basic	$0.35	$0.28	$0.72	$0.51

Diluted	$0.35	$0.27	$0.71	$0.49

See notes to consolidated financial statements
3

Heritage Commerce Corp
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

			Unearned		Accumulated
			Restricted	Unallocated	Other		Total
	Common Stock		Stock	ESOP	Comprehensive	Retained	Shareholders'	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Award	Shares	Loss	Earnings	Equity	Income
Balance, January 1, 2005	11,669,837	$ 67,409	$ -	$ (193)	$ (1,730)	$ 3,093	$ 98,579
Net Income	-	-	-	-	-	5,993	5,993	$5,993
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only ("I/O") strips, net of
reclassification adjustment and deferred income taxes	-	-	-	-	124	-	124	124
Decrease in minimum pension liability, net of deferred
income taxes	-	-	-	-	61	-	61	61
Total comprehensive income								$6,178
ESOP shares released	-	285	-	193	-	-	478
Restricted stock award	51,000	926	(926)	-	-	-	-
Amortization of restricted stock award	-	-	45	-	-	-	45
Redemption payment on commom stock	-	(12)	-	-	-	-	(12)
Commom stock repurchased	(207,400)	(3,874)					(3,874)
Stock options exercised	227,872	2,791	-	-	-	-	2,791
Balance, June 30, 2005	11,741,309	$67,525	$(881)	$-	$(1,545)	$39,086	$104,185

Balance, January 1, 2006	11,807,649	$67,602	$(803)	$-	$(2,721)	$47,539	$111,617
Net Income	-	-	-	-	-	8,565	8,565	$8,565
Net change in unrealized gain/loss on securities
available-for-sale and I/O strips, net of reclassification
adjustment and deferred income taxes	-	-	-	-	(1,143)	-	(1,143)	(1,143)
Decrease in minimum pension liability, net of deferred
income taxes	-	-	-	-	183	-	183	183
Total comprehensive income								$7,605
Reclassification of unearned restricted stock award
upon adoption of Statement 123 (revised 2004)	-	(803)	803	-	-	-	-
Amortization of restricted stock award	-	76	-	-	-	-	76
Cash dividend declared on commom stock, $0.10 per share	-	-	-	-	-	(1,182)	(1,182)
Commom stock repurchased	(72,000)	(1,676)	-	-	-	-	(1,676)
Stock option expense	-	335	-	-	-	-	335
Stock options exercised	84,914	1,192	-	-	-	-	1,192
Balance, June 30, 2006	11,820,563	$66,726	$-	$-	$(3,681)	$54,922	$117,967

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended
	June 30,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$8,565	$5,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	343	548
Provision for loan losses	(603)	807
Gain on sale of leased equipment	-	(299)
Non-cash compensation expense related to ESOP	-	477
Stock option expense	335	-
Amortization of restricted stock award	76	45
Amortization/accreation of discounts and premiums on securities	(436)	616
Gain on sale of loans	(2,339)	(1,458)
Proceeds from sales of loans held for sale	64,168	24,147
Originations of loans held for sale	(34,101)	(35,153)
Maturities/paydowns/payoffs of loans held for sale	12,094	13,940
Increase in cash surrender value of life insurance	(707)	(556)
Change in:
Accrued interest receivable and other assets	4,234	89
Accrued interest payable and other liabilities	1,640	1,854
Net cash provided by operating activities	53,269	11,019

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans (including purchase of $10,306 in 2006)	(25,509)	9,971
Purchases of securities available for sale	(49,098)	(6,000)
Maturities/paydowns/calls of securities available for sale	54,786	11,251
Sale of leased equipment	-	389
Purchase of company owned life insurance	-	(3,800)
Purchases of other investment	(124)	(1,051)
Purchases of premises and equipment	(208)	(211)
Net cash provided by (used in) investing activities	(20,153)	10,549

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(31,272)	(9,101)
Payment of other liability	(1,348)	(1,064)
Exercise of stock options	1,192	2,791
Common stock repurchased	(1,676)	(3,874)
Redemption of common stock	-	(12)
Payment of cash dividend	(1,182)	-
Net decrease in securities sold under agreement to repurchase	(10,900)	(7,100)
Net cash used in financing activities	(45,186)	(18,360)

Net increase (decrease) in cash and cash equivalents	(12,070)	3,239
Cash and cash equivalents, beginning of period	98,460	57,746
Cash and cash equivalents, end of period	$86,390	$60,985

Supplemental disclosures of cash paid during the period for:
Interest	$10,833	$6,296
Income taxes	$-	$1,670

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2005. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

In the Company’s opinion, all adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. All intercompany transactions and balances have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates.

Certain amounts reported in previous consolidated financial statements have been reclassified to conform to the 2006 presentation.

The results for the three and six months ended June 30, 2006 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2006.

Recent Accounting Pronouncements

In February, 2006, the Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only and principal-only strips are not subject to the requirements of Statement 133. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March, 2006, the FASB has issued Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, including a transfer of the servicing loans that meets the requirements for sale accounting. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s consolidated balance sheets or income statements.

2) Securities Available-for-Sale

In November 2005, FASB issued FASB Staff Positions FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1/124-1”). FSP 115-1/124-1 provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1/124-1 also includes accounting considerations subsequent to the recognition of other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP is required to be applied to reporting periods beginning after December 15, 2005. Application of FSP 115-1/124-1 did not affect the Company’s consolidated balance sheets or income statements.

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$5,904	$(96)	$-	$-	$5,904	$(96)
U.S. Government Agencies	43,112	(333)	28,714	(347)	71,826	(680)
Mortgage-Backed Securities	20,226	(535)	69,210	(4,381)	89,436	(4,916)
Municipals - Tax Exempt	-		8,083	(232)	8,083	(232)
Collateralized Mortgage Obligations	5,643	(3)	5,850	(275)	11,493	(278)
Total	$74,885	$(967)	$111,857	$(5,235)	$186,742	$(6,202)

As of June 30, 2006, the Company held 100 securities, of which 86 had fair values below amortized cost. Fifty-four securities have been carried with an unrealized loss for over 12 months. Rising interest rates resulted in lower market values. Unrealized losses were primarily due to increases in market interest rates. No security has sustained a downgrade in credit rating. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2006.

Securities classified as U.S. Government Agencies as of June 30, 2006 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) or bankruptcy trustees, and other contractual obligations such as repurchase agreements. Securities with amortized cost of $57,909,000 and $81,914,000 as of June 30, 2006 and 2005 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations. A portion of these deposits can only be secured by U.S. Treasury securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

3) Stock-Based Compensation

The Company has a stock option plan (the “Plan”) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. On May 25, 2006, the shareholders of Heritage Commerce Corp approved an amendment to the Heritage Commerce Corp 2004 Stock Option Plan to authorize 550,000 additional shares for issuance. As of June 30, 2006, there are 586,653 shares available for future grants under the Plan. Option activity under the Plan is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Contractual	Intrinsic
Total Stock Options	of Shares	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2006:	753,978	$12.92
Granted	53,000	$23.07
Exercised	(84,914)	$9.25
Forfeited or expired	(39,744)	$16.40
Outstanding at June 30, 2006:	682,320	$13.97	6.66	$7,384,000
Exercisable at June 30, 2006	433,532	$11.41	5.43	$5,798,000

The weighted average grant-date fair value of options granted for the six months ended June 30, 2006 and 2005 was $7.63 and $5.75, respectively. The total intrinsic value of options exercised in the six months ended June 30, 2006 and 2005 was $1,188,000 and $2,114,000, respectively.

Cash received from option exercise under all share-based payment arrangements for the six months ended June 30, 2006 and 2005 was $785,000 and $2,120,000, respectively. The actual tax benefit realized for the tax deductions from the option exercise of the share-based payment arrangements totaled $407,000 and $671,000, respectively, for the six months ended June 30, 2006 and 2005.

A summary of the status of the Company’s nonvested shares as of June 30, 2006 and changes during the six months ended June 30, 2006, is presented below:

		Weighted-Average
Nonvested Options	Shares	Grant Date Fair Value
Outstanding at January 1, 2006:	289,806	$5.47
Granted	53,000	$7.63
Vested	(60,814)	$7.54
Forfeited or expired	(33,204)	$5.60
Outstanding at June 30, 2006	248,791	$6.02

As of June 30, 2006, there was $1,589,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plan. That cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of options vested during the six months ended June 30, 2006 is $459,000.

Prior to 2006, the Company accounted for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” No compensation expense was recognized in the financial statements for stock option arrangements, as the Company’s stock option plan provides for the issuance of options at a price of no less than the fair market value at the date of the grant.

Statement of Financial Accounting Standards ("Statement”) No. 123, “Accounting for Stock-Based Compensation,” requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under Statement 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock option awards. Those models also require subjective assumptions, which affect the calculated values.

In December 2004, the FASB issued Statement 123 (revised 2004), "Share-Based Payment". This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instruments issued. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces Statement 123, and supersedes APB Opinion 25. On April 14, 2005, the SEC issued rule 2005-57, which allowed companies to delay implementation of Statement 123R to the beginning of 2006.

The Company adopted Statement 123R on January 1, 2006, which has resulted in an increase in noninterest expense of $160,000 and $335,000 for the three and six months ended June 30, 2006. The income tax benefit recognized in the income statement for share-based compensation was $2,000 and $4,000 for the three and six months ended June 30, 2006. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The following table presents the Company’s pro forma net income and earnings per common share for the three and six months ended June 30, 2005 as if the Company had applied the requirements of Statement 123R:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
(Dollars in thousands, except per share data)	2005	2005
Net income as reported	$3,340	$5,993
Less: Compensation expense for stock options determined under fair value method	(111)	(204)
Pro forma net income	$3,229	$5,789

Net income per common share - basic
As reported	$0.28	$0.51
Pro forma	$0.27	$0.49
Net income per common share - diluted
As reported	$0.27	$0.49
Pro forma	$0.27	$0.48

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	Six Months Ended
	June 30,
	2006	2005
Expected life in months (1)	84	84
Volatility (1)	22%	17%
Weighted average risk-free interest rate (2)	4.87%	4.12%
Expected dividends (3)	0.87%	0%

(1)
The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding. It is estimated based on historical experience. Volatility is based on the historical volatility of the stock price over the same period of the expected life of the option.

(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
(3)
The Company began paying cash dividends on common stock in 2006. Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

Forfeitures for options granted prior to 2006 were recognized as they occurred. Beginning in 2006, the Company estimates the impact of forfeitures based on the Company’s historical experience with previously granted stock options in determining stock option expense. The Company issues new shares of common stock to satisfy stock option exercises.

The Company awarded 51,000 restricted shares of common stock to Walter T. Kaczmarek, President and Chief Executive Officer of the Company, pursuant to the terms of a Restricted Stock Agreement dated March 17, 2005. The grant price was $18.15. Under the terms of the Restricted Stock Agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided Mr. Kaczmarek is still with the Company. Compensation cost associated with the restricted stock issued is measured based on the market price of the stock at the grant date and is expensed on a straight-line basis over the service period. Restricted stock compensation expense for the three and six months ended June 30, 2006 was $38,000 and $76,000, respectively, compared to $39,000 and $45,000, respectively, in the same periods of 2005.

4) Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options during the period, using the treasury stock method. There were 92,174 and 27,582 stock options for three months ended June 30, 2006 and 2005 and 90,096 and 18,122 for six months ended June 30, 2006 and 2005, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted average common shares outstanding - used
in computing basic earnings per share	11,835,202	11,826,778	11,828,510	11,798,730
Dilutive effect of stock options outstanding,
using the treasury stock method	195,844	358,807	202,751	359,132
Shares used in computing diluted earnings per share	12,031,046	12,185,585	12,031,261	12,157,862

5)  Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which represents the changes in net assets during the period from non-owner sources. The Company's sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and the additional minimum liability related to the Company's supplemental retirement plan. The items in other comprehensive income are presented net of deferred income tax effects. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized gains and losses. The Company’s comprehensive income was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Net Income	$4,189	$3,340	$ 8,565	$ 5,993
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on available-for-sale of securities
and I/O strips during the period	(784)	2,134	(1,833)	214
Less: Deferred income tax on unrealized gains (losses) on
available-for-sale of securities and I/O strips	329	(896)	690	(90)
Net unrealized gains (losses) on available-for-sale of
secrities and I/O strips, net of deferred income tax	(455)	1,238	(1,143)	124

Minimum pension liability adjustment during the period	36	105	316	105
Less: Deferred income tax on minimum pension liability adjustment	(15)	(44)	(133)	(44)
Minimum pension liability adjustment, net of deferred income tax	21	61	183	61
Other comprehensive income (loss)	(434)	1,299	(960)	185
Comprehensive income	$3,755	$4,639	$7,605	$6,178

6)	Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors (“Plan”). The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Components of net periodic benefits cost
Service cost	$200	$216	$400	$413
Interest cost	138	110	276	220
Prior service cost	9	3	18	6
Amortization of loss	36	50	72	101
Net periodic cost	$383	$379	$766	$740

7)	Commitments and Contingencies

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

HBC's exposure to credit loss in the event of non-performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. HBC uses the same credit policies in making commitments and conditional obligations as it does for loans. Credit risk is the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of the contract. HBC controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

Commitments to extend credit as of June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005
Commitments to extend credit	$308,820	$328,031
Standby letters of credit	8,491	6,104
	$317,311	$334,135

Generally, commitments to extend credit as of June 30, 2006 are at variable rates, typically based on the prime rate (with a margin). Commitments generally expire within one year.

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

Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or, in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, and other risks. All of the Company's operations and most of its customers are located in California. In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

The primary activity of the Company is commercial banking. The Company’s operations are located mainly in the southern and eastern regions of the general San Francisco Bay area of California. The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

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

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well capitalized” at June 30, 2006. As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

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

On February 7, 2006 and May 4, 2006, the Company’s Board of Directors declared a $0.05 per share quarterly cash dividend. The Company expects to pay a quarterly dividend each quarter through 2006.

Recent Management Changes

On May 5, 2006, Kenneth A. Corsello resigned as the Company’s Executive Vice President and Chief Credit Officer.

On May 12, 2006, Richard E. Hagarty was promoted to Executive Vice President and Chief Credit Officer of Heritage Bank of Commerce.

On July 27, 2006, the Company’s Board of Directors elected Jack W. Conner as Chairman of the Board, succeeding William Del Biaggio, Jr., who will remain on the Board of Directors and was elected by the Company’s Board of Directors to the position of Founding Director and Executive Vice President of the Company and its banking subsidiary, Heritage Bank of Commerce.

CRITICAL ACCOUNTING POLICIES

General

HCC’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment speeds could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. The Company adopted Statement 123R on January 1, 2006, and elected the modified prospective method, under which prior periods are not revised for comparative purposes. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method, although the economics of our transactions would be the same.

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

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and I/O strips are based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made on management’s expectations of future prepayment and discount rates. In evaluating the servicing assets, management used discounted cash flow modeling techniques, which require estimates regarding the amount and times of future cash flows, including assumptions about loan repayment rates and costs to service as well as interest rate assumptions that contemplate the risks involved. For the six months ended June 30, 2006, management’s estimate of constant prepayment rate (“CPR”) was 15.6% and the discount rate assumption was 9.7%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools. If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Stock Based Compensation

The accounting policy for stock based compensation is described in Note 3 to the Company’s consolidated financial statements includes herein.

RESULTS OF OPERATIONS

Overview

For the three months and six months ended June 30, 2006, consolidated net income was $4.2 million and $8.6 million, compared to $3.3 million and $6.0 million for the three and six months ended June 30, 2005, an increase of 25% and 43%, respectively. Earnings per diluted share were $0.35 and $0.71 for the three and six months ended June 30, 2006, compared to $0.27 and $0.49 for the three and six months ended June 30, 2005, an increase of 30% and 45%, respectively. The increase was primarily attributed to increases in key market interest rates in the last twelve months. In addition, improved loan quality, continued control of operating expenses, and a nonrecurring gain on sale of the Capital Group loan portfolio also contributed stronger earnings in 2006. Annualized return on average assets and return on average equity for the three months ended June 30, 2006 were 1.50% and 14.35%, compared to 1.19% and 12.91%, for the same period in 2005, respectively. Returns on average assets and average equity for the first six months of 2006 were 1.55% and 14.93%, compared to 1.08% and 11.81% for the first six months of 2005, respectively.

Net interest income increased $1.0 million and $2.0 million, or 9%, for the three and six months ended June 30, 2006 compared to the same period in 2005. The Company's net interest margin was 4.98% and 4.94%, for the three and six months ended June 30, 2006, an increase of 47 and 49 basis points from 4.51% and 4.45%, for the three and six months ended June 30, 2005, respectively. The increase in net interest margin for the three months and six months ended June 30, 2006 reflects an increase in the yield on earning assets of 132 and 130 basis points offset by a corresponding increase in the cost of interest bearing liabilities of 111 and 106 basis points, respectively.

The Company's shareholders' equity at June 30, 2006 was $118.0 million, compared to $104.2 million at June 30, 2005 and $111.6 million at December 31, 2005. The increase in shareholders’ equity from these prior periods was primarily attributable to net income and proceeds from the exercise of common stock options, partially offset by the repurchase of common stock. Book value per share increased to $9.98 at June 30, 2006, from $8.87 at June 30, 2005 and $9.45 at December 31, 2005. The Company's leverage capital ratio was 12.7% at June 30, 2006 compared to 11.3% at June 30, 2005 and 11.6% at December 31, 2005.

Net Interest Income and Net Interest Margin

Net interest income is the largest component of the Company's total revenue. Net interest income is the difference between the interest and fees earned on loans and investments and interest expense on deposits and other liabilities. Net interest income depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate on those interest bearing assets and liabilities. Net interest margin is net interest income expressed as a percentage of average earning assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$735,311	$15,344	8.37%	$756,362	$13,121	6.96%
Securities	195,743	1,977	4.05%	230,781	1,835	3.19%
Interest bearing deposits in other financial institutions	2,728	42	6.18%	2,724	18	2.65%
Federal funds sold	83,508	1,029	4.94%	45,216	325	2.88%
Total interest earning assets	1,017,290	$18,392	7.25%	1,035,083	$15,299	5.93%
Cash and due from banks	36,224			36,326
Premises and equipment, net	2,393			2,934
Other assets	64,201			49,232
Total assets	$1,120,108			$1,123,575

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$148,635	$830	2.24%	$133,184	$393	1.18%
Savings and money market	373,697	2,698	2.90%	341,168	1,196	1.41%
Time deposits, under $100	32,264	283	3.52%	37,897	224	2.37%
Time deposits, $100 and over	111,024	897	3.24%	121,146	717	2.37%
Brokered time deposits, $100 and over	34,489	325	3.78%	38,510	353	3.68%
Notes payable to subsidiary grantor trusts	23,702	575	9.73%	23,702	525	8.88%
Securities sold under agreement to repurchase	25,722	158	2.46%	47,178	260	2.21%
Total interest bearing liabilities	749,533	$5,766	3.09%	742,785	$3,668	1.98%
Demand, noninterest bearing	228,891			257,054
Other liabilities	24,558			19,991
Total liabilities	1,002,982			1,019,830
Shareholders' equity:	117,126			103,745
Total liabilities and shareholders' equity	$1,120,108			$1,123,575

Net interest income / margin		$12,626	4.98%		$11,631	4.51%

Note: Yields and amounts earned on loans include loan fees of $165,000 and $333,000 for the three month periods ended June 30, 2006 and 2005, respectively. Nonaccrual loans are included in the average balance calculation above.

	For the Six Months Ended			For the Six Months Ended
	June 30, 2006			June 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$737,840	$30,065	8.22%	$762,012	$25,466	6.74%
Securities	198,394	3,769	3.83%	232,611	3,699	3.21%
Interest bearing deposits in other financial institutions	2,783	60	4.35%	2,639	31	2.37%
Federal funds sold	74,583	1,758	4.75%	36,869	502	2.75%
Total interest earning assets	1,013,600	$35,652	7.09%	1,034,131	$29,698	5.79%
Cash and due from banks	36,588			37,407
Premises and equipment, net	2,435			3,031
Other assets	64,570			47,752
Total assets	$1,117,193			$1,122,321

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$153,288	$1,668	2.19%	$130,113	$686	1.06%
Savings and money market	360,983	4,779	2.67%	350,659	2,319	1.33%
Time deposits, under $100	33,232	557	3.38%	37,879	408	2.17%
Time deposits, $100 and over	109,656	1,690	3.11%	115,429	1,266	2.21%
Brokered time deposits, $100 and over	35,265	658	3.76%	34,154	614	3.63%
Notes payable to subsidiary grantor trusts	23,702	1,137	9.67%	23,702	1,037	8.82%
Securities sold under agreement to repurchase	29,119	346	2.40%	48,664	534	2.21%
Total interest bearing liabilities	745,245	$10,835	2.93%	740,600	$6,864	1.87%
Demand, noninterest bearing	232,072			259,251
Other liabilities	24,171			20,128
Total liabilities	1,001,488			1,019,979
Shareholders' equity:	115,705			102,342
Total liabilities and shareholders' equity	$1,117,193			$1,122,321

Net interest income / margin		$24,817	4.94%		$22,834	4.45%

Note: Yields and amounts earned on loans include loan fees of $426,000 and $663,000 for the three month periods ended June 30, 2006 and 2005, respectively. Nonaccrual loans are included in the average balance calculation above.

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

	Three Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to Change In:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income on interest earning assets:
Loans, gross	$(440)	$2,663	$2,223
Securities	(353)	495	142
Interest bearing deposits in other financial institutions	-	24	24
Federal funds sold	472	232	704
Total interest income on interest earning assets	$(321)	$3,414	$3,093

Interest expense on interest bearing liabilities:
Demand, interest bearing	$86	$351	$437
Savings and money market	231	1,271	1,502
Time deposits, under $100	(50)	109	59
Time deposits, $100 and over	(82)	262	180
Brokered time deposits, $100 and over	(38)	10	(28)
Notes payable to subsidiary grantor trusts	-	50	50
Securities sold under agreement to repurchase	(131)	29	(102)
Total interest expense on interest bearing liabilities	$16	$2,082	$2,098
Net interest income	$(337)	$1,332	$995

	Six Months Ended June 30,
	2006 vs. 2005
	Increase (Decrease) Due to Change In:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income on interest earning assets:
Loans, gross	$(996)	$5,595	$4,599
Securities	(649)	719	70
Interest bearing deposits in other financial institutions	3	26	29
Federal funds sold	890	366	1,256
Total interest income on interest earning assets	$(752)	$6,706	$5,954

Interest expense on interest bearing liabilities:
Demand, interest bearing	$255	$727	$982
Savings and money market	136	2,324	2,460
Time deposits, under $100	(78)	227	149
Time deposits, $100 and over	(90)	514	424
Brokered time deposits, $100 and over	21	23	44
Notes payable to subsidiary grantor trusts	-	100	100
Securities sold under agreement to repurchase	(233)	45	(188)
Total interest expense on interest bearing liabilities	$11	$3,960	$3,971
Net interest income	$(763)	$2,746	$1,983

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

The Company had a reverse provision for loan losses of $114,000 and $603,000, respectively, for the three and six months ended June 30, 2006. This reverse reflects sound credit quality as demonstrated by a decrease in nonperforming loans to $1,612,000 at June 30, 2006 from $2,530,000 and $3,672,000 at March 31, 2006 and December 31, 2005, respectively. The Company’s provision for loan losses was $394,000 and $807,000 for the three and six months ended June 30, 2005, respectively. See additional discussion under the caption "Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended		Increase (decrease)
	June 30,		2006 versus 2005
(Dollars in thousands)	2006	2005	Amount	Percent
Gain on sale of loans	$842	$698	$144	21%
Servicing income	441	466	(25)	-5%
Increase in cash surrender value of life insurance	360	290	70	24%
Service charges and fees on deposit accounts	327	395	(68)	-17%
Gain on sale of leased equipment	-	299	(299)	-100%
Equipment leasing	-	52	(52)	-100%
Other	287	438	(151)	-34%
Total noninterest income	$2,257	$2,638	$(381)	-14%

	Six Months Ended		Increase (decrease)
	June 30,		2006 versus 2005
(Dollars in thousands)	2006	2005	Amount	Percent
Gain on sale of loans	$2,339	$1,458	$881	60%
Servicing income	909	858	51	6%
Increase in cash surrender value of life insurance	707	556	151	27%
Service charges and fees on deposits accounts	654	788	(134)	-17%
Gain on sale of leased equipment	-	299	(299)	-100%
Equipment leasing	-	131	(131)	-100%
Other	542	905	(363)	-40%
Total noninterest income	$5,151	$4,995	$156	3%

Noninterest income was primarily comprised of the gain on sale of Small Business Administration (“SBA”) and other guaranteed loans, loan-servicing income, and the gain on sale of the Capital Group loan portfolio. The Company has an ongoing program of originating SBA loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans. Gain on sales of SBA and other guaranteed loans contributed $842,000 and $1,668,000, during the second quarter and the first six months of 2006, compared to $698,000 and $1,458,000, during the second quarter and the first six months of 2005, respectively. The Company sold its Capital Group loan portfolio, which consisted primarily of “factoring” type loans, during the first quarter of 2006, resulting in a gain on sale of $671,000. The increase in the cash surrender value of life insurance was primarily the result of additional policies purchased during 2005. The decrease in deposit service charges and fees on deposit accounts was primarily because higher interest rates applied to collected balances which created a waiver of (or credit against) service charges for many business customers. The Company sold all leased equipment during the second quarter of 2005.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Increase (decrease)
	June 30,		2006 versus 2005
(Dollars in thousands)	2006	2005	Amount	Percent
Salaries and employee benefits	$4,653	$5,044	$(391)	-8%
Occupancy	774	841	(67)	-8%
Professional fees	334	225	109	48%
Advertising and promotion	347	323	24	7%
Client services	242	345	(103)	-30%
Low income housing investment losses and writedowns	213	293	(80)	-27%
Data processing	161	169	(8)	-5%
Furniture and equipment	148	204	(56)	-27%
Amortization of leased equpiment	-	83	(83)	-100%
Other	1,620	1,351	269	20%
Total noninterest expense	$8,492	$8,878	$(386)	-4%

	Six Months Ended		Increase (decrease)
	June 30,		2006 versus 2005
(Dollars in thousands)	2006	2005	Amount	Percent
Salaries and employee benefits	$9,762	$10,215	$(453)	-4%
Occupancy	1,551	1,692	(141)	-8%
Professional fees	847	721	126	17%
Advertising and promotion	557	512	45	9%
Client services	542	752	(210)	-28%
Low income housing investment losses and writedowns	477	545	(68)	-12%
Data processing	342	341	1	0%
Furniture and equipment	257	403	(146)	-36%
Amortization of leased equpiment	-	333	(333)	-100%
Other	2,918	2,674	244	9%
Total noninterest expense	$17,253	$18,188	$(935)	-5%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended June 30,
		Percent		Percent
(Dollars in thousands)	2006	of Total	2005	of Total
Salaries and employee benefits	$4,653	55%	$5,044	57%
Occupancy	774	9%	841	9%
Professional fees	334	4%	225	3%
Advertising and promotion	347	4%	323	4%
Client services	242	3%	345	4%
Low income housing investment losses and writedowns	213	2%	293	3%
Data processing	161	2%	169	3%
Furniture and equipment	148	2%	204	2%
Amortization of leased equpiment	-	0%	83	1%
Other	1,620	19%	1,351	15%
Total noninterest expense	$8,492	100%	$8,878	100%

	For The Six Months Ended June 30,
		Percent		Percent
(Dollars in thousands)	2006	of Total	2005	of Total
Salaries and employee benefits	$9,762	57%	$10,215	56%
Occupancy	1,551	9%	1,692	9%
Professional fees	847	5%	721	4%
Advertising and promotion	557	3%	512	3%
Client services	542	3%	752	4%
Low income housing investment losses and writedowns	477	3%	545	3%
Data processing	342	2%	341	2%
Furniture and equipment	257	1%	403	2%
Amortization of leased equpiment	-	0%	333	2%
Other	2,918	17%	2,674	15%
Total noninterest expense	$17,253	100%	$18,188	100%

The decrease in noninterest expense was primarily due to the following factors:

•
Salaries and employee benefits decreased primarily as a result of no executive severance payments for the three and six months ended June 30, 2006, compared to $356,000 and $609,000 executive severance payments for the three and six months ended June 30, 2005, respectively.

•	Occupancy and furniture and equipment decreased primarily as a result of lower depreciation on leasehold improvements.

•	Client services decreased primarily due to the decrease in services fees charged to the Company from the third party vendors.

•	The Company did not have amortization of leased equipment in 2006 because the Company sold all of the leased equipments in the second quarter of 2005.

Income Taxes

Income tax expense for the three and six months ended June 30, 2006 was $2.3 million and $4.8 million, respectively, as compared to $1.7 million and $2.8 million for the same periods in the prior year. The following table shows the effective income tax rate for each period indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Effective income tax rate	35.6%	33.2%	35.7%	32.2%

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

FINANCIAL CONDITION

As of June 30, 2006, total assets were $1.09 billion, compared to $1.10 billion as of June 30, 2005. Total securities available-for-sale were $191 million as of June 30, 2006, a decrease of 16% from $227 million as of June 30, 2005. The total loan portfolio has remained constant at $714 million as of June 30, 2006 and 2005. Total deposits were $908 million as of June 30, 2006, compared to $909 million as of June 30, 2005.

Securities Portfolio

A major component of the Company's earning assets is its securities portfolio. The following table sets forth the estimated fair value of securities at the dates indicated:

	June 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Securities available-for-sale (at fair value)
U.S. Treasury	$5,904	$11,962	$6,920
U.S. Government Agencies	75,767	89,963	82,041
Municipal - Tax Exempt	8,083	8,619	8,268
Mortgage-Backed	90,224	96,748	91,868
Collateralized Mortgage Obligations	11,493	19,338	9,398
Total	$191,471	$226,630	$198,495

Securities classified as U.S. Government Agencies as of June 30, 2006 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The following table summarizes the composition of the Company’s securities available-for-sale and the weighted average yields at June 30, 2006:

	June 30, 2006
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasury	$5,904	3.50%	$-	-	$-	-	$-	-	$5,904	3.50%
U.S. Government Agencies	32,752	3.24%	43,015	4.88%	-	-	-	-	75,767	4.17%
Municipal - Tax Exempt	1,277	2.44%	6,806	3.86%	-		-	-	8,083	3.64%
Mortgage-Backed	-	-	2,224	3.44%	7,670	4.37%	80,330	4.33%	90,224	4.31%
Collateralized Mortgage Obligations	-	-	-	-	2,779	5.82%	8,714	3.89%	11,493	4.35%
Total	$39,933	3.25%	52,045	4.69%	$10,449	4.76%	$89,044	4.28%	$191,471	4.20%

Securities that are classified as available for sale are carried at their fair value. This means that the carrying amount will increase or decrease based on changes in interest rates or, very rarely, changes in credit rating.

As of June 30, 2006, the only securities held by the Company, where the aggregate carrying value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity, were direct obligations of the U.S. treasury or U.S. government agencies.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors such as political subdivisions (public funds) or bankruptcy trustees and other contractual obligations such as repurchase agreements. Securities with amortized cost of $57,909,000 and $81,914,000 as of June 30, 2006 and 2005 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations. A portion of these deposits can only be secured by U.S. Treasury securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

Loans and Loan Servicing

Total loans (excluding loans held of sale) were $713.8 million at June 30, 2006, compared to $713.7 million at June 30, 2005. The Company’s allowance for loan losses was $9.1 million, or 1.27% of total loans, at June 30, 2006, as compared to $11.4 million, or 1.60% of total loans, at June 30, 2005. As of June 30, 2006 and 2005, the Company had $1.6 million and $5.6 million, respectively, in nonperforming loans.

The loan portfolio is primarily comprised of commercial loans to companies principally engaged in manufacturing, wholesale and service businesses and commercial real estate loans, with the balance in land development and construction, home equity and consumer loans.

The following table summarizes the composition of the Company’s loan portfolio at the dates indicated:

	June 30, 2006		June 30, 2005		December 31, 2005
(Dollars in thousands)	2006	% to Total	2005	% to Total	2005	% to Total
Commercial	$273,208	38%	$291,774	41%	$256,713	37%
Real estate - mortgage	242,125	34%	240,287	34%	237,566	35%
Real estate - land and construction	149,168	21%	129,708	18%	149,851	22%
Home equity	46,690	7%	49,184	7%	41,772	6%
Consumer	1,389	0%	1,945	0%	1,721	0%
Total loans	712,580	100%	712,898	100%	687,623	100%
Deferred loan costs	1,184		793		1,155
Allowance for loan losses	(9,098)		(11,436)		(10,224)
Loans, net	$704,666		$702,255		$678,554

The change in the Company's loan portfolio compared to June 30, 2005 is primarily due to the decrease in the commercial loan, offset by an increase in land and construction loans. In the fourth quarter of 2005, the Company entered into negotiations for the sale of its Capital Group loan portfolio consisting primarily of “factoring” type loans. In contemplation of the sale, $32 million, net of the respective allowance for loan losses, was moved from commercial loans into loans held-for-sale at December 31, 2005. The sale of the Capital Group loan portfolio was completed in 2006, resulting in a gain of $671,000. In the second quarter of 2006, the Company acquired a portfolio of fixed and adjustable rate closed end home equity loans with an average yield of 6.504% for $10.3 million. The fixed closed end home equity loans with a face value of $8.5 million and an average yield of 6.498% are amortized over periods ranging from 5 to 15 years. The adjustable closed end home equity loans with a face value of $1.8 million and an average yield of 6.533% are amortized over 30 years with the balance of the unpaid principal due at the end of the 15th year.

The following table presents the maturity distribution of the Company's loans as of June 30, 2006. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of June 30, 2006, approximately 78% of the Company's loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial	$256,427	$14,366	$2,415	$273,208
Real estate - mortgage	113,953	65,745	62,427	242,125
Real estate - land and construction	147,733	1,435	-	149,168
Home equity	36,385	-	10,305	46,690
Consumer	1,318	71	-	1,389
Total loans	$555,816	$81,617	$75,147	$712,580

Loans with variable interest rates	$526,779	$25,039	$1,879	$553,697
Loans with fixed interest rates	29,037	56,578	73,268	158,883
Total loans	$555,816	$81,617	$75,147	$712,580

At June 30, 2006 and 2005, the Company serviced Small Business Administration and other guaranteed loans, which were sold to the secondary market, of approximately $182 million and $174 million, respectively.

Activity for loan servicing rights follows:
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Beginning of period balance	$2,161	$2,201	$2,171	$2,213
Additions	309	214	598	478
Amortization	(309)	(245)	(608)	(521)
End of period balance	$2,161	$2,170	$2,161	$2,170

Loan servicing income is reported net of amortization. There was no valuation allowance as of June 30, 2006 and 2005, as the fair market value of the assets was greater than the carrying value.

Activity for I/O strip receivables follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005
Beginning of period balance	$4,551	$4,597	$4,679	$3,954
Additions	466	112	780	881
Amortization	(284)	(247)	(606)	(644)
Unrealized gain (loss)	59	211	(61)	482
End of period balance	$4,792	$4,673	$4,792	$4,673

Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, loans past due 90 days and still accruing, and other real estate owned. Management generally places loans on nonaccrual status when they become 90 days past due, unless they are well secured and in the process of collection. When a loan is placed on nonaccrual status, any interest previously accrued but not collected is reversed against income, and the amortization of deferred fees and costs is discontinued. Loans are charged off when management determines that collection has become unlikely. Other real estate owned (“OREO”) consists of real property acquired through foreclosure on the related underlying defaulted loans. The following table shows nonperforming assets at the dates indicated:

	June 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Nonaccrual loans	$1,612	$5,016	$3,672
Loans 90 days past due and still accruing	-	545	-
Restructured loans	-	-	-
Total nonperforming loans	1,612	5,561	3,672
Other real estate owned	-	-	-
Total nonperforming assets	$1,612	$5,561	$3,672

Nonperforming assets as a percentage of loans plus other real estate owned	0.23%	0.78%	0.53%

Allowance for Loan Losses

The Company assigns to all of its loans a risk grade consistent with the system recommended by regulatory agencies. Grades range from “Pass” to “Loss” depending on credit quality, with “Pass” representing loans that involve an acceptable degree of risk. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment, as well as detailed reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, collateral values, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination results, and current economic conditions in the Company's marketplace, in particular the state of the technology industry and the real estate market.

This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into four components for purposes of determining an appropriate level of the allowance: “watch”, “special mention”, “substandard” and “doubtful.” Additionally, the Company maintains a program for regularly scheduled reviews of certain new and renewed loans by an outside loan review consultant. Any loans identified during an external review process that expose the Company to increased risk are appropriately downgraded and an increase in the allowance for loan losses is established for such loans as needed. Further, the Company is examined periodically by the Board of Governors of the Federal Reserve System (“FRB”) and the California Department of Financial Institutions (“DFI”), at which time a further review of loan quality is conducted.

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, doubtful, and loss and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).

The principal balance of classified loans, which include all loans internally graded as substandard, was approximately $16 million and $35 million, respectively, at June 30, 2006 and 2005.

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

The following table summarizes the Company’s loan loss experience as well as provisions, net charge-offs to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Six Months Ended		For the Year Ended
	June 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Balance, beginning of period	$10,224	$12,497	$12,497
Net charge-offs	(523)	(1,868)	(1,915)
Provision for loan losses	(603)	807	313
Reclassification to loans held for sale	-	-	(671)
Balance, end of period	$9,098	$11,436	$10,224

Ratios
Net charge-offs to average loans*	0.15%	0.52%	0.26%
Allowance for loan losses to total loans	1.27%	1.60%	1.48%
Allowance for loan losses to nonperforming assets	564%	206%	278%

* Average loans exclude loans held for sale.

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

In adjusting the historical loss factors applied to the respective segments of the loan portfolio, management considered the following factors:

•	Levels and trends in delinquencies, nonaccruals, charge-offs and recoveries
•	Trends in volume and loan terms
•	Lending policy or procedural changes
•	Experience, ability, and depth of lending management and staff
•	National and local economic trends and conditions
•	Concentrations of credit

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

Deposits

Total deposits were $908 million at June 30, 2006 and $909 million at June 30, 2005. At June 30, 2006, compared to June 30, 2005, noninterest bearing demand deposits decreased $35 million, or 14%, primarily due to decreases in title and escrow companies’ accounts. Interest bearing demand deposits increased $14 million, or 11%, primarily impacted by the increasing rate environment; savings and money market deposits increased $45 million, or 14%; time deposits decreased $21 million, or 13%; and brokered deposits decreased $4 million, or 11%.

The following table presents the Company’s deposit mix as of June 30, 2006 and 2005:

(Dollars in thousands)	2006	% to Total	2005	% to Total
Demand, noninterest bearing	$221,438	24%	$256,859	28%
Demand, interest bearing	144,120	16%	129,655	14%
Savings and money market	366,892	40%	322,229	36%
Time deposits, under $100	31,476	4%	37,841	4%
Time deposits, $100 and over	110,513	12%	124,760	14%
Brokered deposits, $100 and over	34,048	4%	38,090	4%
Total average deposits	$908,487	100%	$909,434	100%

As of June 30, 2006, approximately $2.4 million, or less than 1%, of deposits were from public sources, and approximately $47.6 million, or 5%, of deposits were from title and escrow companies. As of June 30, 2005, approximately $6.5 million, or less than 1%, of deposits were from public sources, and approximately $59.7 million, or 7%, of deposits were from title and escrow companies.

The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. Brokered deposits generally mature within one to three years. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of June 30, 2006:

Time Deposits of $100,000 and Over, including Brokered Deposits
(Dollars in thousands)	Balance	% of Total
Three months or less	$58,330	40%
Over three months through six months	25,040	17%
Over six months through twelve months	26,890	19%
Over twelve months	34,301	24%
Total	$144,561	100%

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account. As a result, certain types of business clients whom the Company serves typically carry average deposits in excess of $100,000. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to help ensure its ability to fund deposit withdrawals.

Liquidity and Asset/Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in securities. At June 30, 2006, the Company’s primary liquidity ratio was 18.6%, comprised of $92 million in securities available-for-sale with maturities (or probable calls) of up to five years, less $11 million of securities that were pledged to secure public and certain other deposits as required by law and contract; Federal funds sold of $47 million, and $39 million in cash and due from banks, as a percentage of total unsecured deposits of $897 million. At December 31, 2005 and June 30, 2005, the Company's primary liquidity ratio was 20.2% and 17.4%, respectively.

The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30, 2006
(Dollars in thousands)	2006	2005
YTD average balance	$29,119	$48,664
YTD average interest rate	2.39%	2.21%
Maximum month-end balance	$21,800	$47,800
Average rate at June 30	2.43%	2.19%

The Company has Federal funds purchase and lines of credit arrangements totaling $73 million with correspondent banks. As of June 30, 2006, the Company had borrowing capacity of approximately $92 million under a borrowing arrangement with the Federal Home Loan Bank secured by certain loans and securities.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	June 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Capital components:
Tier 1 Capital	$142,938	$126,560	$133,715
Tier 2 Capital	9,493	11,373	10,427
Total risk-based capital	$152,431	$137,933	$144,142

Risk-weighted assets	$852,540	$929,924	$941,567
Average assets for the quarter	$1,125,188	$1,125,216	$1,157,704
				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	17.9%	14.8%	15.3%	8%
Tier 1 risk-based capital	16.8%	13.6%	14.2%	4%
Leverage (1)	12.7%	11.3%	11.6%	4%
(1)	Tier 1 capital divided by average assets for the quarter.

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's Prompt Corrective Action authority.

The Company’s Tier 1 capital consists primarily of shareholders’ equity (excluding unrealized gains and losses on securities) plus notes payable to subsidiary grantor trusts, less intangible assets. Tier 2 capital consists primarily of the allowance for loan losses.

At June 30, 2006 and 2005, and December 31, 2005, the Company’s capital met all minimum regulatory requirements. As of June 30, 2006, management believes that HBC was considered “Well Capitalized” under the Prompt Corrective Action provisions.

To enhance regulatory capital and to provide liquidity the Company, through unconsolidated subsidiary grantor trusts, has issued mandatorily redeemable cumulative trust preferred securities. Under applicable regulatory guidelines, the Trust Preferred securities currently qualify as Tier I capital. The subsidiary trusts are not consolidated in the Company’s consolidated financial statements and the subordinated debt payable to the subsidiary grantor trusts is recorded as debt of the Company to the related trusts. The following table shows the subsidiary grantor trusts:

			Date of	Stated
Subsidiary Grantor Trusts	Balance	Interest Rate	Original Issue	Maturity
Heritage Capital Trust I	$7,217,000	10.875%	3/23/2000	3/8/2030
Heritage Commerce Corp Statutory Trust I	7,206,000	10.600%	9/7/2000	9/7/2030
Heritage Statutory Trust II	5,155,000	3-month Libor Plus 3.580%	7/31/2001	7/31/2031
Heritage Commerce Corp Statutory Trust III	4,124,000	3-month Libor Plus 3.400%	9/26/2002	9/26/2032
	$23,702,000

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

Interest Rate Sensitivity

The planning of asset and liability maturities is an integral part of the management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment; net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates of deposit with relatively short maturities.

Interest rate changes do not affect all categories of assets and liabilities equally or at the same time. Varying interest rate environments can create unexpected changes in prepayment levels of assets and liabilities, which may have a significant effect on the net interest margin and are not reflected in the interest sensitivity analysis. Because of these factors, an interest sensitivity gap report may not provide a complete assessment of the exposure to changes in interest rates. To supplement traditional GAP analysis, the Company performs simulation modeling to estimate the potential effects of changing interest rate environments. The process allows the Company to explore the complex relationships within the GAP over time and various interest rate environments.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of interest earning assets and interest earning liabilities, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of June 30, 2006, the Company does not use interest rate derivatives to hedge its interest rate risk.

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and accept the risks. Management uses an interest rate shock simulation model to manage interest rate risk.

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

At June 30, 2006, it was estimated that the Company's MV would increase 15.4% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 22.0% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of June 30, 2006 and 2005, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	June 30, 2006				June 30, 2005
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
(Dollars in thousands)	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
Change in rates
+ 200 bp	$233,655	15.4%	21.7%	288	$210,343	24.6%	19.2%	380
0 bp	$202,546	0.0%	18.8%	0	$168,830	0.0%	15.4%	0
- 200 bp	$158,079	-22.0%	14.7%	(412)	$105,421	-37.6%	9.6%	(580)

Management believes that the MV methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows. Second, because the MV method projects cash flows of each financial instrument under different interest rate environments, it can incorporate the effect of embedded options on an institution’s interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MV methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MV methodology does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates of deposit may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients' ability to service their debt. All of these factors are considered in monitoring the Company's exposure to interest rate risk.

Liquidity risk represents the potential for loss as a result of limitations on our ability to adjust our future cash flows to meet the needs of depositors and borrowers and to fund operations on a timely and cost-effective basis. The Liquidity Policy approved by the Board of Directors annually and the Company’s liquidity requires monthly review by the Asset/Liability Committee, which is composed of senior executives, and the Finance and Investment Committee of the Board of Directors.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Office, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of June 30, 2006, the period covered by this report on Form 10Q.

During the three months ended June 30, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Changes in market interest rates may adversely affect the Company’s performance

The Company’s earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the prepayment characteristics of loans sold to the secondary market, the rates received on loans, other investments, and rates paid on deposits and other borrowings. The Board of Governors of the Federal Reserve System increased short-term interest rates 200 basis points during 2005 and 100 basis points in the first half of 2006. Although a prolonged trend of interest rate increase could adversely effect the Company, further increases in 2006 should continue to have a positive effect on the Company’s net interest margin and net interest income.

Business focus and economic and competitive conditions in the San Francisco Bay Area could adversely affect the Company’s operations

Most of the Company’s operations and a vast majority of its customers are located in the Bay Area of California. A deterioration in economic and business conditions in the Bay Area, particularly in the technology and real estate industries on which this area depends, could have a material adverse impact on the quality of the Company’s loan portfolio and the demand for the Company’s products and services. A downturn in the national economy might further exacerbate local economic conditions.

The banking and financial services business in California, generally, and in the Company's market areas, specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the consolidation among financial service providers. The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal service relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers' needs. In those instances where the Company is unable to accommodate a customer's needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks.

We are subject to extensive regulation that could restrict our activities and impose financial requirements or limitations on the conduct of our business.

Bank holding companies and California-charted commercial banks operate in a highly regulated environment and are subject to supervision and examination by federal and state regulatory agencies. We are subject to the Bank Holding Company Act of 1956, as amended, and to regulation and supervision by the Board of Governors of the Federal Reserve System (“FRB”). HBC is subject to regulation and supervision by the FDIC, and the California Department of Financial Institutions (“DFI”). The cost of compliance with regulatory requirements may adversely affect our results of operations or financial condition. Federal and state laws and regulations govern numerous matters including: changes in the ownership or control of banks and bank holding companies; maintenance of adequate capital and the financial condition of a financial institution; permissible types, amounts and terms of extensions of credit and investments; permissible non-banking activities; the level of reserves against deposits; and restrictions on dividend payments.

The FDIC and DFI possess cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies. These and other restrictions limit the manner in which we may conduct our business and obtain financing.

We are dependent upon the services of our management team.

We are dependent upon the ability and experience of a number of our key management personnel who have substantial experience with our operations, the financial services industry and the markets in which we offer our services. It is possible that the loss of the services of one or more of our senior executives or key managers would have an adverse effect on our operations. Our success also depends on our ability to continue to attract, manage and retain other qualified personnel as we grow. We cannot assure that we will continue to attract or retain such personnel.

Terrorist activities could cause reductions in investor confidence and substantial volatility in real estate and securities markets.

It is impossible to predict the extent to which terrorist activities may occur in the United States or other regions, or their effect on a particular security issue. It is also uncertain what effects any past or future terrorist activities and/or any consequent actions on the part of the United States government and others will have on the United States and world financial markets, local, regional and national economics, and real estate markets across the United States. Among other things, reduced investor confidence could result in substantial volatility in securities markets, a decline in general economic conditions and real estate related investments and an increase in loan defaults. Such unexpected losses and events could materially affect our results of operations.

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

As of June 30, 2006, repurchases of equity securities are presented in the table below:

				Approximate
			Total Number of	Dollar of Shares That
			Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan
05/16/06	1,000	$23.30	1,000	$9,237,961
05/17/06	1,000	$22.97	1,000	$9,214,993
05/18/06	1,000	$22.91	1,000	$9,192,083
05/19/06	1,000	$22.95	1,000	$9,169,133
05/22/06	1,000	$23.10	1,000	$9,146,033
05/23/06	1,000	$23.53	1,000	$9,122,503
05/24/06	1,000	$23.19	1,000	$9,099,313
05/25/06	1,000	$23.19	1,000	$9,076,123
05/26/06	1,000	$23.99	1,000	$9,052,133
05/30/06	1,000	$23.28	1,000	$9,028,851
05/31/06	1,000	$23.47	1,000	$9,005,376
06/01/06	1,000	$23.99	1,000	$8,981,386
06/02/06	1,000	$23.65	1,000	$8,957,736
06/05/06	2,000	$24.01	2,000	$8,909,717
06/06/06	2,000	$24.22	2,000	$8,861,277
06/07/06	2,000	$24.51	2,000	$8,812,266
06/08/06	2,000	$23.81	2,000	$8,764,646
06/09/06	2,000	$23.28	2,000	$8,718,084
06/12/06	2,000	$23.27	2,000	$8,671,549
06/13/06	3,000	$23.31	3,000	$8,601,607
06/14/06	3,000	$23.58	3,000	$8,530,854
06/15/06	3,000	$23.16	3,000	$8,461,368
06/16/06	3,000	$23.10	3,000	$8,392,069
06/19/06	3,000	$22.79	3,000	$8,323,686
	40,000		40,000

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2006 Annual Meeting of Shareholders on May 25, 2006. There were 11,866,800 issued and outstanding shares of Company Common Stock on March 29, 2006, the Record Date for the 2006 Annual Meeting. Each of the shares voting at the meeting was entitled to one vote.

At the 2006 Annual Meeting, the following actions were taken:

Election of Directors

At the 2006 Annual Meeting, eleven directors of the Company were elected for one year term. The following chart indicates the number of shares cast for each elected director:

Name of Director	Votes For	Votes Withheld
Frank G. Bisceglia	9,304,681	256,585
James R. Blair	8,135,473	1,425,793
Jack W. Conner	9,028,578	532,688
William J. Del Biaggio, Jr.	9,335,302	225,964
Walter T. Kaczmarek	9,284,749	276,517
Robert T. Moles	9,410,214	151,052
Louis (“Lon”) O. Normandin	9,041,899	519,367
Jack L. Peckham	8,976,585	584,681
Humphrey P. Polanen	8,979,485	581,781
Charles J. Toeniskoetter	8,219,639	1,391,627
Ranson W. Webster	9,212,163	399,103

To approve an amendment to the Heritage Commerce Corp 2004 Stock Option Plan to increase the number of shares for issuance.

FOR	6,057,958
AGAINST	294,242
ABSTAIN	49,363
BROKERED NON-VOTES	3,164,703

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

Heritage Commerce Corp
Registrant

August 9, 2006	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

August 9, 2006	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
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