Form 10-Q
period 2006-11-09
HERITAGE COMMERCE CORP
filed 2006-11-09
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

    The Registrant had 11,683,797 shares of Common Stock outstanding on October 31, 2006.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Heritage Commerce Corp
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and due from banks	$41,438	$35,560
Federal funds sold	41,000	62,900
Total cash and cash equivalents	82,438	98,460
Securities available-for-sale, at fair value	173,723	198,495
Loans held for sale, at lower of cost or market	23,108	70,147
Loans, net of deferred costs	713,700	688,778
Allowance for loan losses	(9,379)	(10,224)
Loans, net	704,321	678,554
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	6,043	5,859
Company owned life insurance	35,805	34,735
Premises and equipment, net	2,494	2,541
Accrued interest receivable and other assets	34,896	41,718
Total assets	$1,062,828	$1,130,509

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$226,297	$248,009
Demand, interest bearing	133,636	157,330
Savings and money market	349,436	353,798
Time deposits, under $100	31,522	35,209
Time deposits, $100 and over	101,198	109,373
Brokered deposits, $100 and over	34,009	36,040
Total deposits	876,098	939,759
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	21,800	32,700
Accrued interest payable and other liabilities	21,892	22,731
Total liabilities	943,492	1,018,892

Commitments and contingencies - see Note 7

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 11,681,297 at September 30, 2006, and 11,807,649 at December 31, 2005	62,959	67,602
Retained earnings	58,683	47,539
Unearned restricted stock award	-	(803)
Accumulated other comprehensive loss	(2,306)	(2,721)
Total shareholders' equity	119,336	111,617
Total liabilities and shareholders' equity	$1,062,828	$1,130,509

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2006	2005	2006	2005
Interest income:
Loans, including fees	$15,958	$14,066	$46,023	$39,532
Securities, taxable	1,968	1,725	5,646	5,319
Securities, non-taxable	45	50	136	155
Interest bearing deposits in other financial institutions	36	27	96	58
Federal funds sold	561	601	2,319	1,103
Total interest income	18,568	16,469	54,220	46,167

Interest expense:
Deposits	5,027	3,531	14,379	8,824
Notes payable to subsidiary grantor trusts	587	543	1,724	1,580
Repurchase agreements and other	140	195	486	729
Total interest expense	5,754	4,269	16,589	11,133

Net interest income before provision for loan losses	12,814	12,200	37,631	35,034
Provision for loan losses	-	(494)	(603)	313
Net interest income after provision for loan losses	12,814	12,694	38,234	34,721

Noninterest income:
Gain on sale of loans	832	702	3,171	2,160
Servicing income	412	510	1,321	1,368
Increase in cash surrender value of life insurance	363	331	1,070	887
Service charges and fees on deposit accounts	354	332	1,008	1,120
Gain on sale of leased equipment	-	-	-	299
Equipment leasing	-	-	-	131
Other	338	349	880	1,254
Total noninterest income	2,299	2,224	7,450	7,219

Noninterest expense:
Salaries and employee benefits	4,941	4,697	14,703	14,912
Occupancy	773	779	2,324	2,471
Professional fees	442	511	1,289	1,232
Client services	230	300	772	1,052
Advertising and promotion	206	290	763	802
Low income housing investment losses and writedowns	257	260	734	805
Data processing	156	167	498	508
Furniture and equipment	140	181	397	584
Amortization of leased equipment	-	-	-	334
Other	1,167	1,293	4,085	3,966
Total noninterest expense	8,312	8,478	25,565	26,666

Income before income taxes	6,801	6,440	20,119	15,274
Income tax expense	2,448	2,245	7,201	5,086

Net income	$4,353	$4,195	$12,918	$10,188

Earnings per share:
Basic	$0.37	$0.36	$1.09	$0.86

Diluted	$0.36	$0.35	$1.08	$0.84

See notes to consolidated financial statements

3
Heritage Commerce Corp
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

			Unearned		Accumulated
			Restricted	Unallocated	Other		Total
	Common Stock		Stock	ESOP	Comprehensive	Retained	Shareholders'	Comprehensive
(Dollars in thousands, except share data)	Shares	Amount	Award	Shares	Loss	Earnings	Equity	Income
Balance, January 1, 2005	11,669,837	$ 67,409	$ -	$ (193)	$ (1,730)	$ 33,093	$ 98,579
Net Income	-	-	-	-	-	10,188	10,188	$10,188
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only ("I/O") strips, net of
reclassification adjustment and deferred income taxes	-	-	-	-	(536)	-	(536)	(536)
Decrease in minimum pension liability, net of deferred
income taxes	-	-	-	-	(336)	-	(336)	(336)
Total comprehensive income								$9,316
ESOP shares released	-	285	-	193	-	-	478
Restricted stock award	51,000	926	(926)	-	-	-	-
Amortization of restricted stock award	-	-	84	-	-	-	84
Redemption payment on commom stock	-	(12)	-	-	-	-	(12)
Commom stock repurchased	(300,160)	(5,732)					(5,732)
Stock options exercised	359,181	4,344	-	-	-	-	4,344
Balance, September 30, 2005	11,779,858	$67,220	$(842)	$-	$(2,602)	$43,281	$107,057

Balance, January 1, 2006	11,807,649	$67,602	$(803)	$-	$(2,721)	$47,539	$111,617
Net Income	-	-	-	-	-	12,918	12,918	$12,918
Net change in unrealized gain/loss on securities
available-for-sale and I/O strips, net of reclassification
adjustment and deferred income taxes	-	-	-	-	211	-	211	211
Decrease in minimum pension liability, net of deferred
income taxes	-	-	-	-	204	-	204	204
Total comprehensive income								$13,333
Reclassification of unearned restricted stock award
upon adoption of Statement 123 (revised 2004)	-	(803)	803	-	-	-	-
Amortization of restricted stock award	-	115	-	-	-	-	115
Cash dividend declared on commom stock, $0.10 per share	-	-	-	-	-	(1,774)	(1,774)
Commom stock repurchased	(282,900)	(6,660)	-	-	-	-	(6,660)
Stock option expense	-	550	-	-	-	-	550
Stock options exercised	156,548	2,155	-	-	-	-	2,155
Balance, September 30, 2006	11,681,297	$62,959	$-	$-	$(2,306)	$58,683	$119,336

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$12,918	$10,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	507	798
Provision for loan losses	(603)	313
Gain on sale of leased equipment	-	(299)
Non-cash compensation expense related to ESOP	-	478
Stock option expense	550	-
Amortization of restricted stock award	115	84
Amortization/accretion of discounts and premiums on securities	(872)	688
Gain on sale of loans	(3,171)	(2,160)
Proceeds from sales of loans held for sale	81,906	36,690
Originations of loans held for sale	(55,172)	(60,727)
Maturities/paydowns/payoffs of loans held for sale	23,476	23,711
Increase in cash surrender value of life insurance	(1,070)	(887)
Change in:
Accrued interest receivable and other assets	6,097	(1,939)
Accrued interest payable and other liabilities	891	3,743
Net cash provided by operating activities	65,572	10,681

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in loans (including purchase of $10,306 in 2006)	(25,164)	(14,187)
Purchases of securities available for sale	(49,098)	(6,000)
Maturities/paydowns/calls of securities available for sale	75,530	27,292
Sale of leased equipment	-	389
Purchase of company owned life insurance	-	(5,825)
Purchases of Federal Home Loan Bank and Federal Reserve Bank stock	(184)	(1,118)
Purchases of premises and equipment	(460)	(312)
Net cash provided by investing activities	624	239

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	(63,661)	56,659
Payment of other liability	(1,378)	(1,064)
Exercise of stock options	2,155	4,344
Common stock repurchased	(6,660)	(5,744)
Payment of cash dividend	(1,774)	-
Net decrease in securities sold under agreement to repurchase	(10,900)	(15,100)
Net cash (used in) provided by financing activities	(82,218)	39,095

Net increase (decrease) in cash and cash equivalents	(16,022)	50,015
Cash and cash equivalents, beginning of period	98,460	57,746
Cash and cash equivalents, end of period	$82,438	$107,761

Supplemental disclosures of cash paid during the period for:
Interest	$16,919	$11,077
Income taxes	$780	$2,850

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
Notes to Consolidated Financial Statements
September 30, 2006
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

The results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2006.

Recent Accounting Pronouncements

In February, 2006, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Instruments. This standard amended the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only and principal-only strips are not subject to the requirements of Statement 133. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March, 2006, FASB issued Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, including a transfer of loans with servicing retained that meets the requirements for sale accounting. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

In September 2006, FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 108. This SAB provides detailed guidance to registrants in the determination of what is material to their financial statements. SAB 108 is required to be applied to financial statements issued after November 15, 2006. Upon adoption, the cumulative effect of applying the new guidance is to be reflected as an adjustment to opening retained earnings as of the beginning of the current fiscal year. The Company is currently evaluating the impact of applying SAB 108.

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

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$-	$-	$5,942	$(58)	$5,942	$(58)
U.S. Government Agencies	26,294	(79)	14,880	(172)	41,174	(251)
Mortgage-Backed Securities	10,667	(50)	70,020	(3,091)	80,687	(3,141)
Municipals - Tax Exempt	-	-	8,119	(188)	8,119	(188)
Collateralized Mortgage Obligations	-	-	4,261	(201)	4,261	(201)
Total	$36,961	$(129)	$103,222	$(3,710)	$140,183	$(3,839)

As of September 30, 2006, the Company held 96 securities, of which 68 had fair values below amortized cost. Fifty-four securities have been carried with an unrealized loss for over 12 months. Rising interest rates resulted in lower market values.  No security has sustained a downgrade in credit rating. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2006.

Securities classified as U.S. Government Agencies as of September 30, 2006 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) or bankruptcy trustees, and other contractual obligations such as repurchase agreements. Securities with amortized cost of $55,625,000 and $68,057,000 as of September 30, 2006 and 2005 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations. A portion of these deposits can only be secured by U.S. Treasury securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

3) Stock-Based Compensation

The Company has a stock option plan (the “Plan”) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. On May 25, 2006, the shareholders of Heritage Commerce Corp approved an amendment to the Heritage Commerce Corp 2004 Stock Option Plan to authorize 550,000 additional shares for issuance. As of September 30, 2006, there are 417,253 shares available for future grants under the Plan. Option activity under the Plan is as follows:

		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Contractual	Intrinsic
Total Stock Options	of Shares	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2006:	753,978	$12.92
Granted	222,400	$23.67
Exercised	(156,548)	$10.04
Forfeited or expired	(41,346)	$16.31
Outstanding at September 30, 2006:	778,484	$16.39	7.28	$5,252,000
Exercisable at September 30, 2006	395,379	$12.04	5.49	$4,386,000

The weighted average grant-date fair value of options granted for the nine months ended September 30, 2006 and 2005 was $7.57 and $5.90, respectively. The total intrinsic value of options exercised in the nine months ended September 30, 2006 and 2005 was $2,078,000 and $3,447,000, respectively.

Cash received from option exercise under all share-based payment arrangements for the nine months ended September 30, 2006 and 2005 was $1,572,000 and $3,384,000, respectively. The actual tax benefit realized for the tax deductions from the option exercise of the share-based payment arrangements totaled $583,000 and $960,000, respectively, for the nine months ended September 30, 2006 and 2005.

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006, is presented below:

		Weighted-Average
Nonvested Options	Shares	Grant Date Fair Value
Outstanding at January 1, 2006:	289,806	$5.47
Granted	222,400	$7.57
Vested	(87,755)	$6.27
Forfeited or expired	(41,346)	$5.57
Outstanding at September 30, 2006	383,105	$6.71

As of September 30, 2006, there was $2,651,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plan. That cost is expected to be recognized over a weighted-average period of approximately 2.4 years. The total fair value of options vested during the nine months ended September 30, 2006 is approximately $550,000.

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

The Company adopted Statement 123R on January 1, 2006, which has resulted in an increase in noninterest expense of $215,000 and $550,000 for the three and nine months ended September 30, 2006. The income tax benefit recognized in the income statement for stock option expense was $6,000 and $10,000 for the three and nine months ended September 30, 2006. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The following table presents the Company’s pro forma net income and earnings per common share for the three and nine months ended September 30, 2005 as if the Company had applied the requirements of Statement 123R:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
(Dollars in thousands, except per share data)	2005	2005
Net income as reported	$4,195	$10,188
Less: Compensation expense for stock options determined
under fair value method	(119)	(348)
Pro forma net income	$4,076	$9,840

Net income per common share - basic
As reported	$0.36	$0.86
Pro forma	$0.35	$0.83
Net income per common share - diluted
As reported	$0.35	$0.84
Pro forma	$0.34	$0.81

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	Nine Months Ended
	September 30,
	2006	2005
Expected life in months (1)	84	84
Volatility (1)	21%	17%
Weighted average risk-free interest rate (2)	4.84%	4.13%
Expected dividends (3)	0.86%	0%

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

The Company awarded 51,000 restricted shares of common stock to Walter T. Kaczmarek, President and Chief Executive Officer of the Company, pursuant to the terms of a Restricted Stock Agreement dated March 17, 2005. The grant price was $18.15. Under the terms of the Restricted Stock Agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided Mr. Kaczmarek is still with the Company. Compensation cost associated with the restricted stock issued is measured based on the market price of the stock at the grant date and is expensed on a straight-line basis over the service period. Restricted stock compensation expense for the three and nine months ended September 30, 2006 was $39,000 and $115,000, respectively, compared to $39,000 and $84,000, respectively, in the same periods of 2005.

4) Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average common shares outstanding during the period. Diluted EPS reflects potential dilution from outstanding stock options during the period, using the treasury stock method. There were 215,093 and 33,957 stock options for three months ended September 30, 2006 and 2005 and 128,905 and 16,443 for nine months ended September 30, 2006 and 2005, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average common shares outstanding - used
in computing basic earnings per share	11,781,135	11,789,546	11,812,718	11,795,669
Dilutive effect of stock options outstanding,
using the treasury stock method	176,089	309,344	192,214	337,387
Shares used in computing diluted earnings per share	11,957,224	12,098,890	12,004,932	12,133,056

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Net Income	$4,353	$4,195	$12,918	$10,188
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale of securities
and I/O strips during the period	2,335	(1,138)	285	(924)
Less: Deferred income tax on unrealized gains (losses) on
available-for-sale of securities and I/O strips	(981)	478	(74)	388
Net unrealized gains (losses) on available-for-sale
securities and I/O strips, net of deferred income tax	1,354	(660)	211	(536)

Minimum pension liability adjustment during the period	36	(685)	352	(580)
Less: Deferred income tax on minimum pension liability adjustment	(15)	288	(148)	244
Minimum pension liability adjustment, net of deferred income tax	21	(397)	204	(336)
Other comprehensive income (loss)	1,375	(1,057)	415	(872)
Comprehensive income	$5,728	$3,138	$13,333	$9,316

6)	Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors (“Plan”). The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Components of net periodic benefits cost
Service cost	$200	$204	$600	$617
Interest cost	138	123	414	342
Prior service cost	9	15	27	21
Amortization of loss	36	73	108	174
Net periodic cost	$383	$415	$1,149	$1,154

7)	Commitments and Contingencies

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

Commitments to extend credit as of September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
Commitments to extend credit	$305,772	$328,031
Standby letters of credit	9,440	6,104
	$315,212	$334,135

Generally, commitments to extend credit as of September 30, 2006 are at variable rates, typically based on the prime rate (with a margin). Commitments generally expire within one year.

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

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well capitalized” at September 30, 2006. As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

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

On February 7, 2006, May 4, 2006, July 31, 2006, and October 26, 2006, the Company’s Board of Directors declared a $0.05 per share quarterly cash dividend.

Recent Management Changes

On May 5, 2006, Kenneth A. Corsello resigned as the Company’s Executive Vice President and Chief Credit Officer.

On May 12, 2006, Richard E. Hagarty was promoted to Executive Vice President and Chief Credit Officer of Heritage Bank of Commerce.

On July 27, 2006, the Company’s Board of Directors elected Jack W. Conner as Chairman of the Board, succeeding William Del Biaggio, Jr., who will remain on the Board of Directors as Founding Chairman and will continue serving the Bank as an Executive Vice President.

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

The formula portion of the allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on the Company's historical loss experience, adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The adjustment factors for the formula allowance may include existing general economic and business conditions affecting the key lending areas of the Company, in particular the real estate market, credit quality trends, collateral values, loan volumes and concentrations, seasoning of the loan portfolio, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

Specific allowances are established for impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral if the loan is collateral dependent or on the present value of expected future cash flow.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and I/O strips are based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made on management’s expectations of future prepayment and discount rates. In evaluating the servicing assets, management used discounted cash flow modeling techniques, which require estimates regarding the amount and times of future cash flows, including assumptions about loan repayment rates and costs to service as well as interest rate assumptions that contemplate the risks involved. For the nine months ended September 30, 2006, management’s estimate of constant prepayment rate (“CPR”) was 17% and the discount rate assumption was 10%. These prepayment and discount rates were based on current market conditions and historical performance of the various pools of loans sold with servicing retained. If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Stock Based Compensation

The accounting policy for stock based compensation is described in Note 3 to the Company’s consolidated financial statements includes herein.

RESULTS OF OPERATIONS

Overview

For the three months and nine months ended September 30, 2006, consolidated net income was $4.4 million and $12.9 million, compared to $4.2 million and $10.2 million for the three and nine months ended September 30, 2005, an increase of 4% and 27%, respectively. Earnings per diluted share were $0.36 and $1.08 for the three and nine months ended September 30, 2006, compared to $0.35 and $0.84 for the three and nine months ended September 30, 2005, an increase of 3% and 29%, respectively. The earnings improvement was primarily due to increases in key market interest rates, such as prime and Federal funds, and their favorable impact on the Company’s net interest margin. Improved loan quality, continued control of operating expenses, and a nonrecurring gain on sale of the Capital Group loan portfolio contributed to stronger earnings in 2006. Annualized return on average assets and return on average equity for the three months ended September 30, 2006 were 1.61% and 14.43%, compared to 1.45% and 15.64%, for the same period in 2005, respectively. Returns on average assets and average equity for the first nine months of 2006 were 1.57% and 14.76%, compared to 1.20% and 13.13% for the first nine months of 2005, respectively.

Net interest income increased $0.6 million and $2.6 million, or 5% and 7%, for the three and nine months ended September 30, 2006 compared to the same period in 2005. The Company's net interest margin was 5.22% and 5.03%, for the three and nine months ended September 30, 2006, an increase of 62 and 53 basis points from 4.60% and 4.50%, for the three and nine months ended September 30, 2005, respectively.

The Company's shareholders' equity at September 30, 2006 was $119.3 million, compared to $107.1 million at September 30, 2005 and $111.6 million at December 31, 2005. The increase in shareholders’ equity from these prior periods was primarily attributable to net income and proceeds from the exercise of common stock options, partially offset by cash dividends and the repurchase of common stock. Book value per share increased to $10.22 at September 30, 2006, from $9.09 at September 30, 2005 and $9.45 at December 31, 2005. The Company's leverage capital ratio was 13.2% at September 30, 2006 compared to 11.2% at September 30, 2005 and 11.6% at December 31, 2005.

Net Interest Income and Net Interest Margin

Net interest income is the largest component of the Company's total revenue. Net interest income is the difference between the interest and fees earned on loans and investments and interest expense on deposits and other liabilities. Net interest income depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate on those interest bearing liabilities. Net interest margin is net interest income expressed as a percentage of average earning assets. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2006			September 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$739,121	$15,958	8.57%	$755,621	$14,066	7.39%
ecurities	189,491	2,013	4.21%	225,042	1,775	3.13%
Interest bearing deposits in other financial institutions	2,849	36	5.01%	3,379	27	3.17%
Federal funds sold	42,095	561	5.29%	69,007	601	3.46%
Total interest earning assets	973,556	$18,568	7.57%	1,053,049	$16,469	6.20%
Cash and due from banks	36,575			40,214
Premises and equipment, net	2,450			2,818
Other assets	62,322			51,708
Total assets	$1,074,903			$1,147,789

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$140,205	$783	2.22%	$131,037	$441	1.34%
Savings and money market	357,003	2,676	2.97%	375,927	1,727	1.82%
Time deposits, under $100	30,987	264	3.38%	37,154	231	2.47%
Time deposits, $100 and over	105,984	979	3.66%	117,984	777	2.61%
Brokered time deposits, $100 and over	34,031	325	3.79%	38,084	355	3.70%
Notes payable to subsidiary grantor trusts	23,702	587	9.83%	23,702	543	9.09%
Securities sold under agreement to repurchase	21,800	140	2.55%	33,222	195	2.33%
Total interest bearing liabilities	713,712	$5,754	3.20%	757,110	$4,269	2.24%
Demand deposits, noninterest bearing	218,766			262,628
Other liabilities	22,735			21,633
Total liabilities	955,213			1,041,371
Shareholders' equity:	119,690			106,418
Total liabilities and shareholders' equity	$1,074,903			$1,147,789

Net interest income / margin		$12,814	5.22%		$12,200	4.60%

Note: Yields and amounts earned on loans include loan fees of $83,000 and $385,000 for the three month periods ended September 30, 2006 and 2005, respectively. Nonaccrual loans are included in the average balance calculation above.

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$738,272	$46,023	8.33%	$760,072	$39,532	6.95%
Securities	195,394	5,782	3.96%	230,060	5,474	3.18%
Interest bearing deposits in other financial institutions	2,805	96	4.58%	2,889	58	2.68%
Federal funds sold	63,635	2,319	4.87%	47,699	1,103	3.09%
Total interest earning assets	1,000,106	$54,220	7.25%	1,040,720	$46,167	5.93%
Cash and due from banks	36,584			38,353
Premises and equipment, net	2,439			2,959
Other assets	63,813			49,088
Total assets	$1,102,942			$1,131,120

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$148,879	$2,451	2.20%	$130,424	$1,127	1.16%
Savings and money market	359,642	7,455	2.77%	359,175	4,046	1.51%
Time deposits, under $100	32,475	761	3.13%	37,634	619	2.20%
Time deposits, $100 and over	108,419	2,729	3.37%	116,290	2,063	2.37%
Brokered time deposits, $100 and over	34,849	983	3.77%	35,478	969	3.65%
Notes payable to subsidiary grantor trusts	23,702	1,724	9.72%	23,702	1,580	8.91%
Securities sold under agreement to repurchase	26,653	486	2.44%	43,460	729	2.24%
Total interest bearing liabilities	734,619	$16,589	3.02%	746,163	$11,133	1.99%
Demand deposits, noninterest bearing	227,588			260,389
Other liabilities	23,687			20,852
Total liabilities	985,894			1,027,404
Shareholders' equity:	117,048			103,716
Total liabilities and shareholders' equity	$1,102,942			$1,131,120

Net interest income / margin		$37,631	5.03%		$35,034	4.50%

Note: Yields and amounts earned on loans include loan fees of $509,000 and $1,048,000 for the nine month periods ended September 30, 2006 and 2005, respectively. Nonaccrual loans are included in the average balance calculation above.

The Company sold its Capital Group loan portfolio, which consisted primarily of “factoring” type loans, during the first quarter of 2006, resulting in a gain on sale of $671,000. The sale of the Capital Group loan portfolio negatively impacted the Company’s net interest margin in 2006

The following table sets forth an analysis of the changes in net interest income resulting from changes in the average volume of interest earning assets and liabilities and changes in the average rates earned and paid. The total change is shown in the column designated “Net Change” and is allocated in the columns to the left, for the portions attributable to volume changes and rate changes that occurred during the period indicated. Changes due to both volume and rate have been allocated to the change in volume.

	Three Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to Change In:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income on interest earning assets:
Loans, gross	$(363)	$2,255	$1,892
Securities	(375)	613	238
Interest bearing deposits in other financial institutions	(7)	16	9
Federal funds sold	(359)	319	(40)
Total interest income on interest earning assets	$(1,104)	$3,203	$2,099

Interest expense on interest bearing liabilities:
Demand, interest bearing	$50	$292	$342
Savings and money market	(138)	1,087	949
Time deposits, under $100	(53)	86	33
Time deposits, $100 and over	(109)	311	202
Brokered time deposits, $100 and over	(39)	9	(30)
Notes payable to subsidiary grantor trusts	-	44	44
Securities sold under agreement to repurchase	(74)	19	(55)
Total interest expense on interest bearing liabilities	$(363)	$1,848	$1,485
Net interest income	$(741)	$1,355	$614

	Nine Months Ended September 30,
	2006 vs. 2005
	Increase (Decrease) Due to Change In:
	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change
Interest income on interest earning assets:
Loans, gross	$(1,332)	$7,823	$6,491
Securities	(1,032)	1,340	308
Interest bearing deposits in other financial institutions	(3)	41	38
Federal funds sold	582	634	1,216
Total interest income on interest earning assets	$(1,785)	$9,838	$8,053

Interest expense on interest bearing liabilities:
Demand, interest bearing	$305	$1,019	$1,324
Savings and money market	14	3,395	3,409
Time deposits, under $100	(120)	262	142
Time deposits, $100 and over	(202)	868	666
Brokered time deposits, $100 and over	(17)	31	14
Notes payable to subsidiary grantor trusts	1	143	144
Securities sold under agreement to repurchase	(307)	64	(243)
Total interest expense on interest bearing liabilities	$(326)	$5,782	$5,456
Net interest income	$(1,459)	$4,056	$2,597

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

The Company recorded no provision for loan losses for the three months ended September 30, 2006 and had a cumulative negative provision for loan losses of $603,000 for the nine months ended September 30, 2006. The reversal reflects sound credit quality as demonstrated by a decrease in nonperforming loans to $2,962,000 at September 30, 2006 from $3,672,000 at December 31, 2005. The Company had a negative provision for loan losses of $494,000 for the three months ended September 30, 2005. Net provision for loan losses for the nine months ended September 30, 2005 was $313,000. See additional discussion under the caption "Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	Three Months Ended		Increase (Decrease)
	September 30,		2006 versus 2005
(Dollars in thousands)	2006	2005	Amount	Percent
Gain on sale of loans	$832	$702	$130	19%
Servicing income	412	510	(98)	-19%
Increase in cash surrender value of life insurance	363	331	32	10%
Service charges and fees on deposit accounts	354	332	22	7%
Other	338	349	(11)	-3%
Total noninterest income	$2,299	$2,224	$75	3%

	Nine Months Ended		Increase (Decrease)
	September 30,		2006 versus 2005
(Dollars in thousands)	2006	2005	Amount	Percent
Gain on sale of loans	$3,171	$2,160	$1,011	47%
Servicing income	1,321	1,368	(47)	-3%
Increase in cash surrender value of life insurance	1,070	887	183	21%
Service charges and fees on deposits accounts	1,008	1,120	(112)	-10%
Gain on sale of leased equipment	-	299	(299)	-100%
Equipment leasing	-	131	(131)	-100%
Other	880	1,254	(374)	-30%
Total noninterest income	$7,450	$7,219	$231	3%

Noninterest income was primarily comprised of the gain on sale of Small Business Administration (“SBA”) and other guaranteed loans, loan-servicing income, and the gain on sale of the Capital Group loan portfolio. The Company has an ongoing program of originating SBA loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans. Gain on sales of SBA, other guaranteed loans, and other “factoring type loans contributed $832,000 and $3,171,000, during the third quarter and the first nine months of 2006, compared to $702,000 and $2,160,000, during the third quarter and the first nine months of 2005, respectively. The Company sold its Capital Group loan portfolio, which consisted primarily of “factoring” type loans, during the first quarter of 2006, resulting in a gain on sale of $671,000. The increase in the cash surrender value of life insurance was primarily the result of additional policies purchased during 2005. The year-to-date decrease in deposit service charges and fees was primarily because higher interest rates applied to collected balances created a waiver of (or credit against) service charges for many business customers. The Company sold all leased equipment during the second quarter of 2005.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	Three Months Ended		Increase (Decrease)
	September 30,		2006 versus 2005
(Dollars in thousands)	2006	2005	Amount	Percent
Salaries and employee benefits	$4,941	$4,697	$244	5%
Occupancy	773	779	(6)	-1%
Professional fees	442	511	(69)	-14%
Client services	230	300	(70)	-23%
Advertising and promotion	206	290	(84)	-29%
Low income housing investment losses and writedowns	257	260	(3)	-1%
Data processing	156	167	(11)	-7%
Furniture and equipment	140	181	(41)	-23%
Other	1,167	1,293	(126)	-10%
Total noninterest expense	$8,312	$8,478	$(166)	-2%

	Nine Months Ended		Increase (Decrease)
	September 30,		2006 versus 2005
(Dollars in thousands)	2006	2005	Amount	Percent
Salaries and employee benefits	$14,703	$14,912	$(209)	-1%
Occupancy	2,324	2,471	(147)	-6%
Professional fees	1,289	1,232	57	5%
Client services	772	1,052	(280)	-27%
Advertising and promotion	763	802	(39)	-5%
Low income housing investment losses and writedowns	734	805	(71)	-9%
Data processing	498	508	(10)	-2%
Furniture and equipment	397	584	(187)	-32%
Amortization of leased equpiment	-	334	(334)	-100%
Other	4,085	3,966	119	3%
Total noninterest expense	$25,565	$26,666	$(1,101)	-4%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended September 30,
		Percent		Percent
(Dollars in thousands)	2006	of Total	2005	of Total
Salaries and employee benefits	$4,941	59%	$4,697	55%
Occupancy	773	9%	779	9%
Professional fees	442	5%	511	6%
Client services	230	3%	300	4%
Advertising and promotion	206	3%	290	4%
Low income housing investment losses and writedowns	257	3%	260	3%
Data processing	156	2%	167	2%
Furniture and equipment	140	2%	181	2%
Other	1,167	14%	1,293	15%
Total noninterest expense	$8,312	100%	$8,478	100%

	For The Nine Months Ended September 30,
		Percent		Percent
(Dollars in thousands)	2006	of Total	2005	of Total
Salaries and employee benefits	$14,703	57%	$14,912	56%
Occupancy	2,324	9%	2,471	9%
Professional fees	1,289	5%	1,232	5%
Client services	772	3%	1,052	4%
Advertising and promotion	763	3%	802	3%
Low income housing investment losses and writedowns	734	3%	805	3%
Data processing	498	2%	508	2%
Furniture and equipment	397	2%	584	2%
Amortization of leased equpiment	-	0%	334	1%
Other	4,085	16%	3,966	15%
Total noninterest expense	$25,565	100%	$26,666	100%

The decrease in noninterest expense to the nine months ended September 30, 2006 was primarily due to the following factors:

•	Occupancy and furniture and equipment decreased primarily as a result of lower depreciation on leasehold improvements.

•	Client services decreased primarily due to the decrease in services fees charged to the Company from the third party vendors, such as courier service fees.

•	Advertising and promotion decreased primarily due to certain sponsorships discontinued in the third quarter of 2006.

•	The Company sold all of the leased equipment in the second quarter of 2005, and therefore did not have amortization of leased equipment in 2006.

Income Taxes

Income tax expense for the three and nine months ended September 30, 2006 was $2.4 million and $7.2 million, respectively, as compared to $2.2 million and $5.1 million for the same periods in the prior year. The following table shows the effective income tax rate for each period indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Effective income tax rate	36.0%	34.9%	35.8%	33.3%

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

FINANCIAL CONDITION

As of September 30, 2006, total assets were $1.1 billion, compared to $1.2 billion as of September 30, 2005. Total available-for-sale securities were $174 million as of September 30, 2006, a decrease of 17% from $209 million as of September 30, 2005. The total loan portfolio was $714 million as of September 30, 2006, a decrease of 3% from $738 million as of September 30, 2005. Total deposits were $876 million as of September 30, 2006, a decrease of 10% from $975 million as of September 30, 2005.

Securities Portfolio

A major component of the Company's earning assets is its securities portfolio. The following table sets forth the estimated fair value of securities at the dates indicated:

	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Securities available-for-sale (at fair value)
U.S. Treasury	$5,942	$11,918	$6,920
U.S. Government Agencies	62,345	84,367	82,041
Municipal - Tax Exempt	8,119	8,596	8,268
Mortgage-Backed	87,548	90,098	91,868
Collateralized Mortgage Obligations	9,769	14,436	9,398
Total	$173,723	$209,415	$198,495

Securities classified as U.S. Government Agencies as of September 30, 2006 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The following table summarizes the composition of the Company’s securities available-for-sale and the weighted average yields at September 30, 2006:

	September 30, 2006
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available for sale:
U.S. Treasury	$5,942	3.50%	$-	-	$-	-	$-	-	$5,942	3.50%
U.S. Government Agencies	31,364	4.45%	30,981	4.80%	-	-	-	-	62,345	4.62%
Municipal - Tax Exempt	2,200	2.55%	5,919	3.09%	-	-	-	-	8,119	2.95%
Mortgage-Backed	-	-	2,126	3.43%	7,674	4.42%	77,748	4.29%	87,548	4.28%
Collateralized Mortgage Obligations	-	-	-	-	5,508	5.63%	4,261	2.82%	9,769	4.41%
Total	$39,506	4.20%	39,026	4.47%	$13,182	4.92%	$82,009	4.22%	$173,723	4.32%

Securities that are classified as available for sale are carried at their fair value. This means that the carrying amount will increase or decrease based on changes in interest rates or, very rarely, changes in credit rating.

As of September 30, 2006, the only securities where the aggregate carrying value of the Company's investment in securities of a single issuer exceeded 10% of the Company's shareholders' equity were direct obligations of the U.S. Treasury or U.S. Government Agencies.

Loans and Loan Servicing

Total loans (excluding loans held of sale) were $714 million at September 30, 2006, compared to $738 million at September 30, 2005. The Company’s allowance for loan losses was $9.4 million, or 1.31% of total loans, at September 30, 2006, as compared to $11.1 million, or 1.51% of total loans, at September 30, 2005. As of September 30, 2006 and 2005, the Company had $3.0 million and $2.7 million, respectively, in nonperforming loans.

The loan portfolio is primarily comprised of commercial loans to companies principally engaged in manufacturing, wholesale and service businesses and commercial real estate loans, with the balance in land development and construction, home equity and consumer loans.

The following table summarizes the composition of the Company’s loan portfolio at the dates indicated:

	September 30,		September 30,		December 31,
(Dollars in thousands)	2006	% to Total	2005	% to Total	2005	% to Total
Commercial	$281,488	40%	$298,900	41%	$256,713	37%
Real estate - mortgage	227,732	32%	242,141	33%	237,566	35%
Real estate - land and construction	160,137	22%	148,650	20%	149,851	22%
Home equity	41,784	6%	45,477	6%	41,772	6%
Consumer	1,387	0%	1,776	0%	1,721	0%
Total loans	712,528	100%	736,944	100%	687,623	100%
Deferred loan costs	1,172		1,035		1,155
Allowance for loan losses	(9,379)		(11,112)		(10,224)
Loans, net	$704,321		$726,867		$678,554

The change in the Company's loan portfolio compared to September 30, 2005 is primarily due to the decreases in commercial and mortgage loans, offset by an increase in land and construction loans. In the fourth quarter of 2005, the Company entered into negotiations for the sale of its Capital Group loan portfolio consisting primarily of “factoring” type loans. In contemplation of the sale, $32 million, net of the respective allowance for loan losses, was moved from commercial loans into loans held-for-sale at December 31, 2005. The sale of the Capital Group loan portfolio was completed in 2006, resulting in a gain of $671,000. In the second quarter of 2006, the Company acquired a portfolio of fixed and adjustable rate closed end home equity loans with an average yield of 6.504% for $10.3 million. The fixed closed end home equity loans acquired with a face value of $8.5 million and an average yield of 6.498% are amortized over periods ranging from 5 to 15 years. The adjustable closed end home equity loans acquired with a face value of $1.8 million and an average yield of 6.533% are amortized over 30 years with the balance of the unpaid principal due at the end of the 15th year.

The following table presents the maturity distribution of the Company's loans as of September 30, 2006. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of September 30, 2006, approximately 78% of the Company's loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial	$267,422	$11,277	$2,789	$281,488
Real estate - mortgage	98,895	68,473	60,364	227,732
Real estate - land and construction	158,060	2,077	-	160,137
Home equity	32,264	-	9,520	41,784
Consumer	1,274	113	-	1,387
Total loans	$557,915	$81,940	$72,673	$712,528

Loans with variable interest rates	$523,350	$24,631	$9,610	$557,591
Loans with fixed interest rates	34,565	57,309	63,063	154,937
Total loans	$557,915	$81,940	$72,673	$712,528

At September 30, 2006 and 2005, the Company serviced Small Business Administration and other guaranteed loans, which were sold to the secondary market, of approximately $181 million and $178 million, respectively.

Activity for loan servicing rights follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Beginning of period balance	$2,161	$2,170	$2,171	$2,213
Additions	314	240	912	718
Amortization	(365)	(231)	(973)	(752)
End of period balance	$2,110	$2,179	$2,110	$2,179

Loan servicing income is reported net of amortization. There was no valuation allowance as of September 30, 2006 and 2005, as the fair market value of the assets was greater than the carrying value.

Activity for I/O strip receivables follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Beginning of period balance	$4,792	$4,673	$4,679	$3,954
Additions	8	441	788	1,322
Amortization	(395)	(288)	(1,001)	(932)
Unrealized gain (loss)	(224)	(55)	(285)	427
End of period balance	$4,181	$4,771	$4,181	$4,771

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

	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Nonaccrual loans	$2,083	$2,715	$3,672
Loans 90 days past due and still accruing	879	-	-
Restructured loans	-	-	-
Total nonperforming loans	2,962	2,715	3,672
Other real estate owned	-	-	-
Total nonperforming assets	$2,962	$2,715	$3,672

Nonperforming assets as a percentage of
loans plus other real estate owned	0.42%	0.37%	0.53%

Allowance for Loan Losses

The Company assigns to all of its loans a risk grade consistent with the system recommended by regulatory agencies. Grades range from “Pass” to “Loss” depending on credit quality, with “Pass” representing loans that involve an acceptable degree of risk and “Loss” representing probable charge offs. Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment, as well as detailed reviews of other loans (either individually or in pools) based on an assessment of various factors which include: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, collateral values, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination results, and current economic conditions in the Company's marketplace, in particular the state of the technology industry and the real estate market.

This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into several components for purposes of determining an appropriate level of the allowance. Additionally, the Company maintains a program for regularly scheduled reviews of certain new and renewed loans by an outside loan review consultant. Any loans identified during an external review process that expose the Company to increased risk are appropriately downgraded and an increase in the allowance for loan losses is established for such loans as needed. Further, the Company is examined periodically by the Board of Governors of the Federal Reserve System (“FRB”) and the California Department of Financial Institutions (“DFI”), at which time a further review of loan quality is conducted.

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard and loss that may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).

The principal balance of classified loans, which consists of all loans internally graded as substandard, was approximately $20 million and $15 million, respectively, at September 30, 2006 and 2005.

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

The following table summarizes the Company’s loan loss experience as well as provisions, net charge-offs to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Nine Months Ended		For the Year Ended
	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Allowance for loan losses balance, beginning of period	$10,224	$12,497	$12,497
Net charge-offs	(242)	(1,738)	(1,915)
Provision for loan losses	(603)	313	313
Reclassification to loans held for sale	-	40	(671)
Allowance for loan losses balance, end of period	$9,379	$11,112	$10,224

Ratios
Net charge-offs to average loans*	0.05%	0.32%	0.26%
Allowance for loan losses to total loans*	1.31%	1.51%	1.48%
Allowance for loan losses to nonperforming assets	317%	409%	278%

* Average loans and total loans exclude loans held for sale.

Historical net charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The formula allowance is calculated by applying estimated reserve factors to pools of similar loans and specific allowances for individual impaired loans. Reserve factors are based on historical loss experience, adjusted for significant factors that, in management's judgment, may affect the collectibility of the portfolio as of the evaluation date.

In adjusting the historical reserve factors applied to the respective segments of the loan portfolio, management considered the following factors:

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

In an effort to improve its analysis of risk factors associated with its loan portfolio, the Company continues to monitor and to make appropriate changes to its internal loan policies. As the Company adds new products, increases the complexity of the loan portfolio, and expands the geographic coverage, the Company will enhance the methodologies to keep pace with the size and complexity of the loan portfolio. These efforts better enable the Company to assess risk factors prior to granting new loans and to assess the sufficiency of the allowance for loan losses.

Management believes that it has adequately provided an allowance for estimated probable losses in the loan portfolio. Significant deterioration in Northern California real property values or economic downturns could impact future operating results, liquidity or capital resources and require additional provisions to the allowance or cause losses in excess of the allowance.

Deposits

Total deposits were $876 million at September 30, 2006 and $975 million at September 30, 2005. For nine months ended September 30, 2006 from the same period in 2005, (i) noninterest bearing demand deposits decreased $32 million, or 12%, primarily due to decreases in title and escrow companies’ accounts; (ii) interest bearing demand deposits increased $3 million, or 3%, as a result of the increasing rate environment; (iii) savings and money market deposits decreased $48 million, or 12%, primarily due to decreases in high rate balances of title companies, real estate exchange companies, and escrow accounts; (iv) time deposits decreased $19 million, or 12%, primarily due to account maturities; and (v) brokered deposits decreased $4 million, or 11%.

The following table presents the Company’s deposit mix as of September 30, 2006 and 2005:

(Dollars in thousands)	2006	% to Total	2005	% to Total
Demand, noninterest bearing	$226,297	26%	$258,464	26%
Demand, interest bearing	133,636	15%	130,327	13%
Savings and money market	349,436	40%	397,070	41%
Time deposits, under $100	31,522	4%	37,685	4%
Time deposits, $100 and over	101,198	11%	113,609	12%
Brokered deposits, $100 and over	34,009	4%	38,039	4%
Total deposits	$876,098	100%	$975,194	100%

As of September 30, 2006 and 2005, approximately $2.4 million, or less than 1%, of deposits were from public sources, and approximately $25 million and $75 million, or 3% and 8%, of deposits were from title and escrow companies, respectively.

The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not seasonal in nature. Brokered deposits generally mature within one to three years. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of September 30, 2006:

Time Deposits of $100,000 and Over, including Brokered Deposits
(Dollars in thousands)	Balance	% of Total
Three months or less	$52,422	39%
Over three months through six months	28,206	21%
Over six months through twelve months	25,329	19%
Over twelve months	29,250	21%
Total	$135,207	100%

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

Liquidity and Asset/Liability Management

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits in other banks, in Federal funds sold, and in securities. At September 30, 2006, the Company’s primary liquidity ratio was 17.3%, comprised of $79 million in securities available-for-sale with maturities (or probable calls) of up to five years, less $11 million of securities that were pledged to secure public and certain other deposits as required by law or contract; Federal funds sold of $41 million, and $41 million in cash and due from banks, as a percentage of total unsecured deposits of $865 million. At December 31, 2005 and September 30, 2005, the Company's primary liquidity ratio was 20.2% and 21.2%, respectively.

The following table summarizes the Company's securities sold under agreement to repurchase for the periods indicated:

	September 30,
(Dollars in thousands)	2006	2005
YTD average balance	$26,653	$43,460
YTD average interest rate	2.44%	2.24%
Maximum month-end balance	$21,800	$32,700
Average rate at September 30	2.56%	2.34%

The Company has Federal funds purchase and lines of credit arrangements totaling $74 million with correspondent banks. As of September 30, 2006, the Company had borrowing capacity of approximately $90 million under a borrowing arrangement with the Federal Home Loan Bank secured by certain loans and securities.

Capital Resources

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	September 30,		December 31,
(Dollars in thousands)	2006	2005	2005
Capital components:
Tier 1 Capital	$142,967	$129,018	$133,715
Tier 2 Capital	9,754	11,295	10,427
Total risk-based capital	$152,721	$140,313	$144,142

Risk-weighted assets	$839,097	$962,090	$941,567
Average assets for the quarter	$1,079,571	$1,149,088	$1,157,704
				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	18.2%	14.6%	15.3%	8%
Tier 1 risk-based capital	17.0%	13.4%	14.2%	4%
Leverage (1)	13.2%	11.2%	11.6%	4%

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

At September 30, 2006 and 2005, and December 31, 2005, the Company’s capital met all minimum regulatory requirements. As of September 30, 2006, management believes that HBC was considered “Well Capitalized” under the Prompt Corrective Action provisions.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of interest earning assets and interest earning liabilities, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of September 30, 2006, the Company does not use interest rate derivatives to hedge its interest rate risk.

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses an interest rate shock simulation model to manage interest rate risk.

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

At September 30, 2006, it was estimated that the Company's MV would increase 21.0% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 30.2% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of September 30, 2006 and 2005, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	September 30, 2006				September 30, 2005
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
(Dollars in thousands)	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
Change in rates
+ 200 bp	$34,859	21.0%	19.1%	331	$68,151	36.8%	21.9%	588
0 bp	$-	0.0%	15.8%	0	$-	0.0%	16.0%	0
- 200 bp	$(50,121)	-30.2%	11.0%	(477)	$(46,522)	-25.1%	12.0%	(402)

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

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of September 30, 2006, the period covered by this report on Form 10-Q.

During the three months ended September 30, 2006, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Changes in market interest rates may adversely affect the Company’s performance

The Company’s earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the prepayment characteristics of loans sold to the secondary market, the rates received on loans, other investments, and rates paid on deposits and other borrowings. The Board of Governors of the Federal Reserve System increased short-term interest rates 200 basis points during 2005 and 100 basis points in 2006. Although a prolonged trend of interest rate increase could adversely effect the Company, further increases in 2006 should continue to have a positive effect on the Company’s net interest margin and net interest income.

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

Repurchases of equity securities for the third quarter of 2006 are presented in the table below:

				Approximate
			Total Number of	Dollar of Shares That
			Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan
08/09/06	7,000	$24.45	7,000	$8,152,542
08/10/06	6,500	$23.88	6,500	$7,997,333
08/11/06	6,500	$23.75	6,500	$7,842,982
08/14/06	6,500	$23.23	6,500	$7,691,972
08/15/06	6,500	$23.33	6,500	$7,540,334
08/16/06	6,500	$23.28	6,500	$7,389,014
08/17/06	6,500	$23.41	6,500	$7,236,822
08/18/06	6,500	$23.26	6,500	$7,085,637
08/21/06	6,500	$23.35	6,500	$6,933,875
08/22/06	6,500	$23.29	6,500	$6,782,477
08/23/06	6,500	$23.28	6,500	$6,631,164
08/24/06	2,400	$23.39	2,400	$6,575,039
08/25/06	6,500	$23.59	6,500	$6,421,686
08/28/06	6,500	$23.42	6,500	$6,269,459
08/29/06	6,500	$23.07	6,500	$6,119,532
08/30/06	6,500	$23.26	6,500	$5,968,354
08/31/06	6,500	$23.54	6,500	$5,815,327
09/01/06	6,500	$23.57	6,500	$5,662,101
09/05/06	6,500	$23.54	6,500	$5,509,085
09/06/06	6,500	$23.47	6,500	$5,356,554
09/07/06	6,500	$23.42	6,500	$5,204,332
09/08/06	6,500	$23.96	6,500	$5,048,570
09/11/06	6,500	$23.78	6,500	$4,893,979
09/12/06	6,500	$23.65	6,500	$4,740,244
09/13/06	6,500	$23.62	6,500	$4,586,691
09/14/06	6,500	$23.73	6,500	$4,432,453
09/15/06	6,500	$23.88	6,500	$4,277,255
09/18/06	6,500	$23.83	6,500	$4,122,339
09/19/06	6,500	$24.01	6,500	$3,966,307
09/20/06	6,500	$24.04	6,500	$3,810,025
09/21/06	6,500	$24.01	6,500	$3,653,982
09/22/06	6,500	$23.67	6,500	$3,500,135
09/25/06	6,500	$24.56	6,500	$3,340,480
	210,900		210,900

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

Heritage Commerce Corp
Registrant

November 9, 2006	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

November 9, 2006	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
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