Form 10-K
period 2006-12-31
HERITAGE COMMERCE CORP
filed 2007-03-16
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(408) 947-6900
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, no par value	The NASDAQ Stock Market

      Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [X]

Indicate by check mark whether the Registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock as of June 30, 2006 ($24.69 per share), as reported on the Nasdaq Global Select Market, was approximately $258 million.

      As of February 12, 2007, there were 11,658,109 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED Definitive proxy statement for the Company's 2007 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year ended December 31, 2006.	PARTS OF FORM 10-K INTO WHICH INCORPORATED Part III

HERITAGE COMMERCE CORP
INDEX TO
ANNUAL REPORT ON FORM 10-K
    FOR YEAR ENDED DECEMBER 31, 2006
Part I.		Page
Item 1.	Business	4
Item 1A	Risk Factors	15
Item 1B.	Unresolved Staff Comments	18
Item 2.	Properties	18
Item 3.	Legal Proceedings	20
Item 4.	Submission of Matters to a Vote of Security Holders	20
Part II.
Item 5.	Market for the Registrant's Commom Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantiative and Qualitative Disclosures About Market Risk	47
Item 8.	Financial Statements and Supplementary Data	47
Item 9.	Changes in Disagreements with Accountants on Accounting and Financial Disclosures	47
Item 9A.	Controls and Procedures	47
Item 9B.	Other Information	44
Part III.
Item 10.	Directors and Executive Officers of the Registrant	48
Item 11.	Executive Compensation	48
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48
Item 13.	Certain Relationships and Related Transactions	48
Item 14.	Principal Accountant Fees and Services	48
Part IV.
Item 15.	Exhibits and Financial Statement Schedules	49
Signatures		49
Financial Statements		51
Exhibit Index		87

PART I
ITEM 1 - BUSINESS

Discussions of certain matters in this Report on Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume,”“plan,”“predict,”“forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company’s mission and vision. The Company’s actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, the occurrence of events such as the terrorist acts of September 11, 2001, and other risks. All of the Company’s operations and most of its customers are located in California. In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See Item 1A - Risk Factors for further discussion of factors that could cause actual results to differ from forward-looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

GENERAL

Heritage Commerce Corp (the “Company”) is registered with the Board of Governors of the Federal Reserve System (“FRB”) as a Bank Holding Company under the Bank Holding Company Act (“BHCA”). The Company was organized in 1997 to be the holding company for Heritage Bank of Commerce (“HBC”). Subsequent to 1997, the Company became the holding company for Heritage Bank East Bay (“HBEB”), Heritage Bank South Valley (“HBSV”), and Bank of Los Altos (“BLA”). On January 1, 2003, HBEB, HBSV, and BLA were merged into Heritage Bank of Commerce. The former HBEB, HBSV, and BLA now operate as branch offices of HBC and continue to serve their local markets.

The Company’s only other direct subsidiaries are Heritage Capital Trust I (formed 2000), Heritage Statutory Trust I (formed 2000), Heritage Statutory Trust II (formed 2001) and Heritage Statutory Trust III (formed 2002) (collectively, “Subsidiary Trusts”), which were formed solely to facilitate the issuance of capital trust pass-through securities to enhance regulatory capital and liquidity. Pursuant to FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), the Subsidiary Trusts are not reflected on a consolidated basis in the financial statements of the Company.

The Company’s principal source of income is dividends from HBC. The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by HBC.

At December 31, 2006, the Company had consolidated assets of $1.04 billion, deposits of $847 million and shareholders’ equity of $123 million. The Company’s liabilities include $24 million in debt obligations due to the Subsidiary Trusts related to capital trust pass-through securities issued by those entities.

The Internet address of the Company’s website is “http://www.heritagecommercecorp.com.” The Company makes available free of charge through the Company’s website, the Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the SEC’s website.

Heritage Bank of Commerce

Heritage Bank of Commerce (“HBC”) is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in January 1994. HBC is a multi-community independent bank that offers a full range of banking services to small to medium sized businesses and their owners, managers and employees residing in Santa Clara, Alameda and Contra Costa counties in California. We operate nine full service branch offices throughout this geographic footprint. The locations of HBC’s current offices are:

San Jose:	Administrative Office Main Branch 150 Almaden Boulevard

Los Gatos:	Branch Office 15575 Los Gatos Boulevard

Fremont:	Branch Office 3077 Stevenson Boulevard

Danville:	Branch Office 310 Hartz Avenue

Morgan Hill:	Branch Office 18625 Sutter Boulevard

Gilroy:	Branch Office 7598 Monterey Street

Los Altos:	Branch Office 369 S. San Antonio Road

Los Altos:	Branch Office 4546 El Camino Real

Mountain View:	Branch Office 175 E. El Camino Real

HBC’s gross loan balances at the end of 2006 totaled $726 million, excluding loans held for sale. HBC’s lending activities are diversified and include commercial, real estate, construction loans, and consumer loans. HBC’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest. HBC’s commercial loans are centered in locally-oriented commercial activities in markets where HBC has a physical presence through its branch offices and loan production offices.

HBC’s real estate term loans consist primarily of loans made based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. HBC restricts real estate term loans to no more than 80% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. HBC offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that may be sold in the secondary market may be granted for longer maturities.

HBC’s real estate land and construction loans are primarily short term interim loans to finance the construction of commercial and single family residential properties. HBC utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

HBC makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Additionally, HBC makes home equity lines of credit available to its clientele. Consumer loans generally provide for the monthly payment of principal and interest. Most of HBC’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

We also actively engage in Small Business Administration (“SBA”) lending. We have been designated as an SBA preferred Lender since 1999 and HBC is a participant in the SBA’s innovative “Community Express” program. HBC regularly makes SBA-guaranteed loans; the guaranteed portion of these loans may be sold in the secondary market depending on market conditions. As of December 31, 2006, the percentage of our total loans guaranteed by the SBA was 5%.

As of December 31, 2006, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial 42%, (ii) real estate secured loans 33%, (iii) construction loans 20%, and (iv) consumer (including home equity) 5%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

In addition to loans, we offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts. We attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing, and convenient locations. At December 31, 2006 we had 13,000 deposit accounts totaling approximately $847 million, compared to 14,000 deposit accounts totaling approximately $940 million as of December 31, 2005.

We offer a multitude of other products and services to complement our lending and deposit services. These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, on-line banking, and other customary banking services. We currently operate ATM’s at four different locations. In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and promote a high level of customer service. HBC does not have a trust department.

Recent Developments

Merger Agreement with Diablo Valley Bank.

On February 8, 2007, the Company, HBC and Diablo Valley Bank (“Diablo”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Diablo will merge with and into HBC, with HBC surviving the merger (the “Merger”) in a cash and stock transaction valued at approximately $70 million. The Merger Agreement has been unanimously approved by the Boards of Directors of the Company, HBC and Diablo. The Merger is subject to approval by the Diablo shareholders.

Under the terms of the Merger Agreement, the Company will pay a fixed number of 1,732,298 shares of the Company’s common stock and an aggregate of $15 million in cash for all of the issued and outstanding shares of Diablo common stock. Each Diablo common shareholder will be entitled to receive at the shareholder’s election (subject to certain prorating procedures) cash or the Company’s common stock. The per share consideration for each share of Diablo common stock will be calculated by reference to the Company’s average closing price over a 20 trading day period ending 5 days before the effective date of the Merger (“Average Closing Price”). Based on the closing price of the Company’s common stock of $27.25 on February 8, 2007, the per share consideration would be $24.87. The per share consideration will float within a band of $23.00 to $25.00 if the Average Closing Price is between $24.55 and $27.44. If the Average Closing Price is above $27.44, the per share consideration will be increased to reflect one-third of the increase in the Average Closing Price above $27.44. If the Average Closing Price is below $24.55, the aggregate amount of cash paid in the Merger will be increased to an amount necessary to maintain a minimum per share consideration of $23.00. If the Average Closing Price falls below $23.50, the Company has the right to terminate the Merger Agreement. All Diablo stock options will be terminated at the effective time of the Merger and option holders will receive cash in the amount of the per share consideration minus the exercise price of the option (in the aggregate approximately $8 million). Diablo’s issued and outstanding Series A Preferred Stock will be redeemed in full at $32 per share by Diablo prior to the effective time of the Merger (approximately $6.5 million).

The Merger Agreement contains customary representations and warranties of the Company, HBC and Diablo. Consummation of the Merger is subject to certain conditions, including, among others, (i) approval by the Diablo common shareholders, (ii) receipt of certain regulatory approvals, (iii) the filing of a registration statement on Form S-4 to register the Company’s common stock to be issued in the Merger with the Securities and Exchange Commission and receipt of the SEC’s order that such registration statement is effective, (iv) listing of the Company’s common stock to be issued in the Merger with NASDAQ, (v) satisfaction of tangible net worth and customer deposit tests, (vi) redemption of Diablo’s Series A Preferred Stock, and (vii) the accuracy of representations and warranties of Diablo, the Company and HBC.

Certain shareholders of Diablo have entered into Shareholder Agreements with the Company pursuant to which they have agreed to vote their Diablo shares in favor of the Merger. The Diablo Board of Directors has agreed to recommend to its shareholders the approval of the Merger. The Merger Agreement provides for the payment of a Termination Fee in the amount of $3,380,000 if the Merger Agreement is terminated by the Company or Diablo under specified circumstances.

On the effective date of the Merger, two members of the Diablo Board of Directors, John J. Hounslow and Mark E. Lefanowicz will be added to the Company and HBC’s Board of Directors.

In connection with the Merger Agreement, the Company and/or HBC entered into the following agreements which will become effective upon the effective time of the Merger: (i) a three year employment agreement with James Mayer (the President of Diablo) for annual salaries of $220,000, $240,000 and $250,000 and the grant (subject to approval of the Company’s Compensation Committee and Board of Directors) of stock options for 20,000 shares of the Company’s common stock pursuant to its 2004 Stock Option Plan, (ii) a consulting agreement with John J. Hounslow (the Chairman of the Board of Diablo) pursuant to which Mr. Hounslow will receive $400,000, and (iii) non-compete agreements with Mr. Mayer and Mr. Hounslow (for which Mr. Hounslow will receive $200,000). Mr. Mayer and Mr. Hounslow have agreed to forego certain severance payments due to them as a result of the Merger in exchange for the Agreements with the Company and HBC.

The transaction is expected to close during the second or third quarter of 2007.

Personnel Changes

On May 5, 2006, Kenneth A. Corsello resigned as the Company’s Executive Vice President and Chief Credit Officer.

On May 12, 2006, Richard E. Hagarty was promoted to Executive Vice President and Chief Credit Officer of Heritage Bank of Commerce.

On July 27, 2006, the Company’s Board of Directors elected Jack W. Conner as Chairman of the Board, succeeding William Del Biaggio, Jr., who will remain on the Board of Directors as a director and Founding Chairman and will continue serving the Bank as an Executive Vice President.

Correspondent Banks

Correspondent bank deposit accounts are maintained to enable the Company to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Company or volume of activity. The Company has utilized several correspondent banks to process a variety of transactions.

COMPETITION

The banking and financial services business in California generally, and in the Company’s market areas specifically, is highly competitive. The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the consolidation among financial service providers. The Company competes for loans, deposits and customers for financial services with other commercial banks, savings and loan associations, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers. Many of these competitors are much larger in total assets and capitalization, have greater access to capital markets and offer a broader array of financial services than the Company. In order to compete with the other financial service providers, the Company principally relies upon local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers’ needs. In those instances where the Company is unable to accommodate a customer’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks. See Item 1 - “BUSINESS - Supervision and Regulation.”

SUPERVISION AND REGULATION

Introduction

Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and HBC can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Board of Governors of the Federal Reserve System, (“FRB”), and the California Department of Financial Institutions, (“DFI”).

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

The Company is entitled to receive dividends, when and as declared by HBC’s Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank’s retained earnings; or (ii) the bank’s net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank’s retained earnings; (b) net income for the bank’s last preceding fiscal year; or (c) net income of the bank’s current fiscal year.

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

Additionally, under the Gramm-Leach-Bliley Act of 1999 qualifying bank holding companies making an appropriate election to the FRB may engage in a full range of financial activities, including insurance, securities and merchant banking. The Company has not elected to qualify for these financial activities.

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

Limitations on Dividend Payments. The California General Corporation Law prohibits the Company from paying dividends on the Common Stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

The Gramm-Leach-Bliley Act of1999. On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility to structure such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.

The Company currently meets all the requirements for financial holding company status. However, the Company does not expect to elect financial holding company status unless and until it intends to engage in any of the expanded activities under the Financial Services Modernization Act which require such status. Unless and until it elects such status, the Company will only be permitted to engage in non-banking activities that were permissible for bank holding companies as of the date of the enactment of the Financial Services Modernization Act.

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the FRB the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not well-capitalized or well-managed. Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Financial Services Modernization Act (CRA) rating. The Financial Services Modernization Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The FRB and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Financial Services Modernization Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks.

In addition, HBC is subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and safe-guarding confidential customer information, regardless of whether the Company elects to become a financial holding company or to conduct activities through a financial subsidiary of HBC.

The Company and HBC do not believe that the Financial Services Modernization Act has had thus far, or will have in the near term, a material adverse effect on their operations. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that the Company and HBC face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and HBC.

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

Heritage Bank of Commerce

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

Regulatory Capital Guidelines. The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items. A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for HBC and the Company as of December 31, 2006:
	Adequately Capitalized	Well Capitalized	HBC	Company (consolidated)
	(greater than or equal to)
Total risked-based capital	8.00%	10.00%	18.12%	18.39%
Tier 1 risk-based capital ratio	4.00%	6.00%	16.98%	17.25%
Tier 1 leverage capital ratio	4.00%	5.00%	13.35%	13.57%

As of December 31, 2006, management believes that the Company’s capital levels met all minimum regulatory requirements and that HBC was considered “well capitalized” under the regulatory framework for prompt corrective action.

To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued $23.7 million of trust preferred securities. These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital. At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less goodwill and any related deferred income tax liability. The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company’s Tier I capital ratios would remain above the “well-capitalized” level had the modification of the capital regulations been in effect at December 31, 2006. Management expects that the Company’s Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

Prompt Corrective Action. The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: “well capitalized,”“adequately capitalized,”“undercapitalized,”“significantly undercapitalized,” and “critically undercapitalized.” Under the regulations, a bank shall be deemed to be:

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

A bank, based upon its capital levels, that is classified as “well capitalized,”“adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as “critically undercapitalized” unless its capital ratios actually warrant such treatment.

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

FDIC Insurance and Insurance Assessments. Banks and thrifts have historically paid varying amounts of premiums for federal deposit insurance depending upon a risk-based system which evaluated the institution’s regulatory and capital adequacy ratings. The FDIC operated two separate insurance funds, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”).

As a result of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”) and regulations adopted by the FDIC effective as of November 2, 2006: (i) the BIF and the SAIF have been merged into the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 insurance level has been indexed to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years); (iii) deposit insurance coverage for retirement accounts has been increased to $250,000, and will also be subject to adjustment every five years; (iv) banks that historically have capitalized the BIF are entitled to a one-time credit which can be used to off-set premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums); (v) a cap on the level of the DIF has been imposed and dividends will be paid when the DIF grows beyond a specified threshold; and (vi) the previous risk-based system for assessing premiums has been revised.

Prior to January 1, 2007, the FDIC utilized a risk-based assessment system to set semi-annual insurance premium assessments which categorized banks into risk categories based on two criteria, (1) three capital levels and (2) three supervisory ratings, creating a nine-cell matrix for risk-based assessments. The new assessment system consolidates the previous nine risk categories into four and names them Risk Categories I, II, III and IV. The four new categories will continue to be defined based upon supervisory and capital evaluations. In practice, the subgroup evaluations will generally be based on an institution’s composite CAMELS rating assigned to it by the institution’s federal supervisor at the end of its examination. The CAMELS rating system is based upon an evaluation of the five critical elements of an institution’s operations: Capital adequacy, Asset quality, Management, Earnings, Liquidity, and Sensitivity to risk. This rating system is designed to take into account and reflect all significant financial and operational factors financial institution examiners assess in their evaluation of an institution’s performance. The consolidation creates four new Risk Categories as shown in following table:
Supervisory Subgroup
Captial Group	A	B	C
1. Well Capitalized	I		III
2. Adequately Capitalized	II
3. Undercapitalized	III		IV

Within Risk Category I, the new assessment system combines supervisory ratings with other risk measures to differentiate risk. For most institutions, the new assessment system combines CAMELS component ratings with financial ratios to determine an institution’s assessment rate. For large institutions that have long-term debt issuer ratings, the new assessment system differentiates risk by combining CAMELS component ratings with those ratings. For large institutions within Risk Category I, initial assessment rate determinations may be modified within limits upon review of additional relevant information. The new assessment system assesses those within Risk Category I that pose the least risk a minimum assessment rate and those that pose the greatest risk a maximum assessment rate that is two basis points higher. An institution that poses an intermediate risk within Risk Category I will be charged a rate between the minimum and maximum that will vary incrementally by institution.

Effective January 1, 2007, the actual assessment rates under this new assessment system are summarized below, expressed in terms of cents per $100 in insured deposits:

Risk Category
I*		II	III	IV
Minimum	Maximum
5	7	10	28	43
* Rates for institutions that do no pay the minimum or maximum rate vary between these rates.

The FDIC may terminate its insurance of deposits if it finds that HBC has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

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

Environmental Regulation. Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC. Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC’s primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire. Based on a general survey of HBC’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2006.

Safeguarding of Customer Information and Privacy. The FRB and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. HBC has adopted a customer information security program to comply with such requirements.

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

USA Patriot Act of 2001. On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transactions;

•
to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•
to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

The Patriot Act also requires all financial institutions to establish anti money laundering programs, which must include, at minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

HBC has incorporated the requirements of the Patriot Act into its operating procedures, and while these requirements have resulted in an additional time burden the financial impact on HBC is difficult to quantify.

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

EMPLOYEES

At December 31, 2006, the Company had 196 full-time equivalent employees. The Company’s employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 1A - RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, shareholders or prospective investors should carefully consider the following risk factors:

Our profitability is dependent upon the economic conditions of the markets in which we operate. We operate primarily in Santa Clara County, Contra Costa County and Alameda County and, as a result, our financial condition, results of operations and cash flows are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies. Thus, the Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrower’s ability to repay their loans. Because of our geographic concentration, we are less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

Our growth must be effectively managed and our growth strategy involves risks that may impact our net income. As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets to take advantage of expanding market share by opening new offices. To the extent that we undertake additional office openings, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Our current growth strategies involve internal growth from our current offices and the addition of new branch offices over time, so that the additional overhead expenses associated with these openings is absorbed prior to opening other new offices.

We must compete with other banks and financial institutions in all lines of business. The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings institutions, securities and brokerage companies, mortgage companies, insurance companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions we are and are able to provide customers with an alternative to traditional banking services. In addition, there is an increased importance on remaining current on technological changes because such technological advances may diminish the importance of depository institutions and financial intermediaries in the transfer of funds between parties. Increased competition in our market and market changes, such as interest rate changes, force management to better control costs in order to absorb any resultant narrowing of our net interest margin, i.e., the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Without effective management and cost controls, net income may be adversely impacted by changing conditions and competition.

Interest rates and other conditions impact our results of operations. The earnings of most financial institutions depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets such as loans and investment securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic, regulatory and competitive factors that influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Many of these factors are beyond our control. Fluctuations in interest rates affect the demand of customers for our products and services, and we are subject to interest rate risk to the degree that our interest-bearing liabilities re-price or mature more slowly or more rapidly or on a different basis than our interest-earning assets. Given the current volume, mix, and re-pricing characteristics of our interest-bearing liabilities and interest-earning assets, our interest rate spread is expected to increase slightly in a rising rate environment, and decrease slightly in a declining interest rate scenario. However, there are scenarios where fluctuations in interest rates in either direction could have a negative effect on net income. For example, if funding rates rise faster than asset yields in a rising rate environment (i.e., if basis compression occurs), or if we do not actively manage certain loan index rates in a declining rate environment, we would be negatively impacted.

We must effectively manage our credit risk. There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by external parties as well as external auditors. However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.

Our allowance for loan losses must be managed to provide a sufficient amount to absorb potential losses in our loan portfolio. We maintain our allowance for loan losses at a level considered adequate by management to absorb potential loan losses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2006, our allowance for loan losses as a percentage of total loans was 1.28%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our allowance may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of the allowance are located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Form 10-K.

Government regulation can result in limitations on our operations. We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.

Technology is continually changing and we must effectively implement new technologies. The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. In order to anticipate and develop new technology, we employ a qualified staff of internal information system specialists and consider this area a core part of our business. We do not develop our own software products, but have been able to respond to technological changes in a timely manner through association with leading technology vendors. We must continue to make substantial investments in technology which may affect our net income.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities. The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. We employ external auditors to conduct extensive auditing and testing for any weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third-party service providers and auditors, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse affect on our financial condition and results of operations.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value. Real estate lending (including commercial and construction) is a large portion of our loan portfolio; however, it is within recently established regulatory guidelines based on a percentage of Tier 2 Capital. These categories constitute $382.9 million, or approximately 53% of our total loan portfolio as of December 31, 2006. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans. At December 31, 2006, residential construction loans, including land acquisition and development, totaled $143.8 million or 20%, of our total loan portfolio. This was comprised of 13% owner-occupied and 87% speculative construction and land loans. Construction, land acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None

ITEM 2 - PROPERTIES

The main and executive offices of the Company and HBC are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 3077 Stevenson Boulevard in Fremont, California 94538, at 310 Hartz Avenue in Danville, California 94526, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 4546 El Camino Real in Los Altos, California 94022, at 369 S. San Antonio Road in Los Altos, California 94022, and at 175 E. El Camino Real in Mountain View, California 94040.

Main Office

The main offices of Heritage Bank of Commerce are located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen-story Class-A type office building. The first two floors, which consist of approximately 22,417 square feet of office space, were subleased from a non-affiliated third party under a non-cancelable operating lease dated February 12, 1996, as amended. The third floor, which consists of approximately 12,824 square feet of office space, was acquired directly under an office lease dated April 13, 2000, as amended. The current monthly rent payment for the third floor is $27,828 and is subject to annual increases of no more than 3% until August 1, 2009, when it will become fixed at $53,861 until the lease expires on May 31, 2015. The current monthly rent payment for the first two floors is $42,592 until the sublease expires on February 28, 2010; however, after the sublease expires, the first two floors will become part of the direct lease for the third floor, subject to all of the terms and conditions therein, except that the monthly rent will be based on the then prevailing market rate to be determined no later than January 15, 2010. The Company has reserved the right to extend the term of the direct lease for two additional periods of five years each.

In January of 1997, the Company leased approximately 1,255 square feet of office space (referred to as the “Kiosk”) located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment for this space is $2,723 and is subject to annual increases of no more than 3% until August 1, 2009, when the monthly rent payment will then become fixed at $5,271 until the lease expires on May 31, 2015. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

Branch Offices

In November of 1997, the Company leased approximately 6,590 square feet of space for a branch office in a stand alone office building located at 3077 Stevenson Boulevard in Fremont, California. The current monthly rent payment for this space is $18,715 and is subject to annual increases of approximately 4% until the lease expires on February 29, 2008. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

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

In September of 1999, the Company subleased approximately 2,700 square feet of space for a branch office in a one-story multi-tenant retail center located at 310 Hartz Avenue in Danville, California. The current monthly rent payment for this space is $9,245, and is subject to annual increases of 4% until the lease expires on December 31, 2007.

In December of 2003, the Company leased approximately 1,920 square feet of office space in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment for this space is $4,930 and is subject to annual increases of 3%, until the lease expires on November 30, 2008. The Company has reserve the right to extend the term of the lease for two additional periods of years each.

In May of 2006, the Company leased approximately 2,505 square feet of space for a branch office on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment for this space is $4,509, and is subject to annual increases of 2% until the lease expires on September 30, 2016. However, as provided for in the lease, the monthly rent payment has been waived until January of 2009 in exchange for a tenant improvement allowance equal to the amount that would have been paid during the free rent period. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In February of 1995, the Company leased approximately 7,889 square feet of space for a branch office in a two-story multi-tenant shopping center located at 4546 El Camino Real in Los Altos, California. In October of 2001, the lease was amended to return 795 square feet to the Landlord, leaving 7,094 square feet remaining under the lease. The current monthly rent payment for this space is $16,068 and is subject to annual increases, based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement, until the lease expires on September 30, 2008.

In January of 1998, the Company leased approximately 4,840 square feet of space for a branch office in a multi-tenant shopping center located at 175 E. El Camino Real in Mountain View, California. The current monthly rent payment for this space is $13,553 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics, as defined in the lease agreement. The lease expires on May 30, 2008; however, the Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In September of 1998, the Company leased approximately 3,471 square feet of space for a branch office in a one-story stand-alone office building located at 369 S. San Antonio Road in Los Altos, California. The current monthly rent payment for this space is $16,626 and is subject to annual increases of 4% until the lease expires on September 30, 2008. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

Loan Production Offices

In August of 2005, the Company renewed its lease for a loan production office located at 740 Front Street in Santa Cruz, California 95060. The lease covers approximately 1,022 square feet of office space and expires on July 31, 2010. The current monthly rent payment for this space is $1,947 and is subject to annual increases of 3% until the lease expires.

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

In January of 2007, the Company leased approximately 225 square feet of office space for a loan production office located at 8788 Elk Grove Boulevard in Elk Grove, California 95624. The current monthly rent payment for this space is $675 until the lease expires on January 31, 2008. The Company has reserved the right to extend the term of the lease for three additional periods of one year each.

In January of 2007, the Company leased approximately 333 square feet of office space for a loan production office located at 2619 Forest Avenue in Chico, California 95928. The current monthly rent payment for this space is $416 until the lease expires on January 31, 2008. The Company has reserved the right to extend the term of the lease for one additional period of one year.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II
ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s Common Stock is listed on the NASDAQ General Select Market under the symbol “HTBK.” Management is aware of the following securities dealers which make a market in the Company’s Common Stock. Citigroup Global Markets Holdings Inc., FTN Midwest Research Securities Corp., Keefe, Brunette & Woods, Inc., Knight Equity Markets, L.P., Merrill Lynch, Morgan Stanley & Company, Inc., RBC Dain Rauscher Inc., UBS Capital Markets, Goldman Sachs & Co., Citadel Derivatives Markets, Howe Barnes Hoefer & Arnett, and E-Trade Capital Markets. These market makers have committed to make a market for the Company’s Common Stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the Common Stock at any time in the future.

The information in the following table for 2006 and 2005 indicates the high and low closing prices for the Common Stock, based upon information provided by the NASDAQ General Select Market.

			Dividends Paid
Quarter	High	Low	Per Share
Year ended December 31, 2006:
Fourth quarter	$27.25	$22.61	$0.05
Third quarter	$24.95	$22.55	$0.05
Second quarter	$25.16	$22.30	$0.05
First quarter	$25.00	$21.08	$0.05

Year ended December 31, 2005:
Fourth quarter	$22.89	$19.45	$-
Third quarter	$21.94	$18.38	$-
Second quarter	$19.24	$17.55	$-
First quarter	$19.39	$17.65	$-

As of February 12, 2007, there were approximately 2,500 holders of record of Common Stock. There are no other classes of common equity outstanding.

Dividends

As a bank holding company that currently has no significant assets other than its equity interest in HBC, the Company’s ability to declare dividends depends primarily upon dividends it receives from HBC. HBC’s dividend practices in turn depend upon legal restrictions, HBC’s earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by HBC’s Board of Directors at that time.

The Company declared a $0.06 per share quarterly cash dividend on February 6, 2007. The dividend will be paid on March 15, 2007, to shareholders of record on February 22, 2007.

The Company paid cash dividends totaling $2.36 million, or $0.20 per share in 2006 representing 14% of 2006 earnings. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to our growth capacity. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

During any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources”). The ability of HBC’s Board of Directors to declare cash dividends is also subject to statutory and regulatory restrictions which limit the amount available for cash dividends depending upon the earnings, financial condition and cash needs of HBC, as well as general business conditions. Under California banking law, HBC may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of HBC, (ii) the net income of HBC for its last fiscal year, or (iii) the net income of HBC for its current fiscal year. The payment of any cash dividends by HBC will depend not only upon HBC’s earnings during a specified period, but also on HBC meeting certain regulatory capital requirements.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on the Common Stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

Additionally, the FRB’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

The FDIC and the DFI have authority to prohibit a bank from engaging in business practices that are considered to be unsafe or unsound. Depending upon the financial condition of a bank and upon other factors, the FDIC or DFI could assert that payments of dividends or other payments by a bank might be such an unsafe or unsound practice. The FRB has similar authority with respect to a bank holding company.

For regulatory restrictions on payment of dividends by the Company, see Item 1- “BUSINESS - Regulation and Supervision - Limitations on Dividends Payments.”

Stock Repurchase Program

In February 2006, the Company’s Board of Directors authorized the purchase of up to $10 million of its common stock, which represents approximately 455,000 shares, or 4%, of its outstanding shares at current market price. The share repurchase authorization is valid through June 30, 2007. The Company intends to continue to finance the repurchase of shares using its available cash. Shares may be repurchased by the Company in open market purchases or in privately negotiated transactions as permitted under applicable rules and regulations. The repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice. The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations (including compliance with the Company’s “black out” trading policies).

The following table provides information concerning the Company’s repurchase of its common stock in 2006.

As of December 31, 2006
Total Shares Purchased	330,300
Average Per Share Price	$23.88
Number of Shares as Part of Announced Plan or Program	330,300
Maximum Amount Remaining for Purchase Under Plan or Program	$2,092,000

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

SELECTED FINANCIAL DATA
	AT AND FOR YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share amounts and ratios)	2006	2005	2004	2003	2002
INCOME STATEMENT DATA:
Interest income	$72,957	$63,756	$50,685	$46,447	$51,015
Interest expense	22,525	15,907	9,648	10,003	15,237
Net interest income before provision for loan losses	50,432	47,849	41,037	36,444	35,778
Provision for loan losses	(503)	313	666	2,900	2,663
Net interest income after provision for loan losses	50,935	47,536	40,371	33,544	33,115
Noninterest income	9,840	9,423	10,544	10,812	9,684
Noninterest expense	34,268	35,233	39,238	33,084	32,161
Income before income taxes	26,507	21,726	11,677	11,272	10,638
Income tax expense	9,237	7,280	3,199	3,496	3,484
Net income	$17,270	$14,446	$8,478	$7,776	$7,154

PER SHARE DATA:
Basic net income (1)	$1.47	$1.22	$0.73	$0.69	$0.65
Diluted net income (2)	$1.44	$1.19	$0.71	$0.67	$0.63
Book value (3)	$10.54	$9.45	$8.45	$7.86	$7.30
Weighted average number of shares outstanding - basic	11,725,671	11,795,635	11,559,155	11,221,232	11,063,965
Weighted average number of shares outstanding - diluted	11,956,433	12,107,230	11,986,856	11,572,588	11,324,650
Shares outstanding at period end	11,656,943	11,807,649	11,669,837	11,381,037	11,214,414

BALANCE SHEET DATA:
Securities	$172,298	$198,495	$232,809	$153,473	$126,443
Net loans	$716,475	$678,554	$713,033	$648,706	$660,680
Allowance for loan losses	$9,279	$10,224	$12,497	$13,451	$13,227
Total assets	$1,037,138	$1,130,509	$1,108,173	$1,005,982	$960,066
Total deposits	$846,593	$939,759	$918,535	$835,410	$841,936
Other borrowed funds	$21,800	$32,700	$47,800	$43,600	$0
Notes payable to subsidiary grantor trusts	$23,702	$23,702	$23,702	$23,702	$23,000
Total shareholders' equity	$122,820	$111,617	$98,579	$89,485	$81,862

SELECTED PERFORMANCE RATIOS:
Return on average assets (4)	1.57%	1.27%	0.80%	0.81%	0.77%
Return on average equity	14.62%	13.73%	9.04%	9.04%	9.15%
Net interest margin	5.06%	4.58%	4.22%	4.15%	4.19%
Efficiency ratio	56.86%	61.52%	76.07%	70.01%	70.74%
Average net loans as a percentage of average deposits	77.61%	73.55%	77.11%	77.21%	76.49%
Average total shareholders' equity as a
percentage of average total assets	10.75%	9.25%	8.80%	8.95%	8.41%

SELECTED ASSET QUALITY RATIOS:
Net loan charge-offs to average loans	0.06%	0.28%	0.19%	0.41%	0.09%
Allowance for loan losses to total loans	1.28%	1.48%	1.72%	2.03%	1.96%

CAPITAL RATIOS:
Tier 1 risk-based	17.3%	14.2%	13.0%	13.3%	12.1%
Total risk-based	18.4%	15.3%	14.3%	14.5%	13.3%
Leverage	13.6%	11.6%	10.9%	11.1%	10.7%

Notes:

1)	Represents net income divided by the average number of shares of common stock outstanding for the respective period.

2)	Represents net income divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

3)	Represents shareholders’ equity divided by the number of shares of common stock outstanding at the end of the period indicated.

4)	Average balances used in this table and throughout this Annual Report are based on daily averages.

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

The primary activity of the Company is commercial banking. The Company’s operations are located entirely in the southern and eastern regions of the general San Francisco Bay area of California in the counties of Santa Clara, Alameda and Contra Costa. The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company’s customers are primarily closely held businesses and professionals.

Performance Overview

Net income in 2006 was $17.3 million, an increase of $2.9 million, or 20%, over the $14.4 million in net earnings achieved in 2005. Net income in 2005 was $5.9 million higher than 2004 net earnings of $8.5 million. Net income per diluted share was $1.44 for 2006, as compared to $1.19 during 2005 and $0.71 in 2004. The Company’s Return on Average Assets was 1.57% and Return on Average Equity was 14.62% in 2006, as compared to 1.27% and 13.73%, respectively for 2005, and 0.80% and 9.04%, respectively in 2004.

The following are major factors impacting the Company’s results of operations in recent years:

•	Net interest income grew by $2.6 million, or 5%, in 2006, and by $6.8 million, or 17%, in 2005. The growth in both periods was largely driven by an increased rate on earning assets.

•	Noninterest income increased by 4% in 2006 but decreased 11% in 2005 from 2004.

•	The efficiency ratio was reduced to 56.86% in 2006 from 61.52% in 2005 due to the continued efforts on cost savings.

•	The loan loss provision was $0.9 million lower in 2006 than in 2005, and $0.4 million lower in 2005 than in 2004. This is the result of a general improvement in credit quality.

The following are important factors in understanding our current financial condition and liquidity position:

•	Total assets declined by $93.4 million, or 8%, to $1.04 billion at the end of 2006 from $1.13 billion at the end of 2005.

•
Gross loan balances (including loans held for sale) decreased by $15.9 million, or 2%, in 2006, primarily due to the Company selling its Capital Group loan portfolio in the first quarter of 2006 of approximately $30 million, which consisted primarily of “factoring” type loans.

Deposits

Growth in deposits is an important metric management uses to measure market share. The Company’s depositors are primarily located in its primary market area. Depending on loan demand and other funding requirements, the Company will occasionally obtain deposits from wholesale sources including deposit brokers. The Company had $32 million in brokered deposits at December 31, 2006. The Company also seeks deposits from title insurance companies and real estate exchange facilitators. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

Lending

Our lending business originates primarily through our branch offices located in our primary market. The economy in our primary service area continued to stabilize in 2006. Commercial loans increased from December 31, 2005 primarily from increased loan demand reflecting the improving economy in our primary service area. Commercial real estate mortgage loans increased from December 31, 2005 primary due to general improvements in commercial income property markets. We will continue to use and improve existing products to expand market share at current locations.

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

Increases in short-term interest rates contributed to growth in net interest income since the interest rate earned on a majority of the Company’s loan portfolio adjusts with the prime rate. Approximately 77% of the Company’s loan portfolio is indexed to the prime rate. As the Federal Open Market Committee (“FOMC”) reduced short term interest rates from 2000 to 2003, the prime rate dropped sharply from 9.50% at December 31, 2000 to 4.00% in June 2003. The FOMC began to increase short term rates in July 2004 and the prime rate at December 31, 2006 was 8.25%. The improvement in net interest margin in 2006 and 2005 is largely attributable to the FOMC action. Because of its focus on commercial lending to closely held businesses, the Company will continue to have a high percentage of floating rate loans and other assets. Given the current volume, mix and repricing characteristics of our interest-bearing liabilities and interest-earning assets, we believe our interest rate spread is expected to increase slightly in a rising rate environment, and decrease slightly in a declining interest rate scenario.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail in Items 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Asset/Liability Management.

Management of Credit Risk

Because of its focus on business banking, loans to single borrowing entities are often larger than would be found in a more consumer oriented bank with many smaller, more homogenous loans. The average size of its relationships makes the Company more susceptible to larger losses. As a result of this concentration of larger risks, the Company has maintained an allowance for loan losses which is substantially higher than would be indicated by its actual historic loss experience. The Company’s provision for loan losses has decreased each of the last two years because of a reduction in classified loans from $35.6 million in 2004 to $16.3 million in 2005, and a reduction of impaired loans from $15.6 million in 2005 to $9.0 million in 2006. A complete discussion of the management of credit risk appears in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses and Allowance for Loan Losses.

Noninterest Income

While net interest income remains the largest single component of total revenues, noninterest income has become a growing component. A significant percentage of the Company’s noninterest income is associated with its SBA lending activity, either as gains on the sale of loans sold in the secondary market or servicing income from loans sold in the secondary market with  retained servicing rights.

Noninterest income associated with SBA activity has increased each year from 2003 through 2006. Risks associated with the continuation of this level of noninterest income from SBA lending include the possibility that the federal government will eliminate or change SBA programs in a manner that becomes less attractive to the Company or to SBA borrowers. Further, change in the secondary market for SBA loans could reduce gains on sale. Higher than expected prepayments of SBA loans on which the Company has retained servicing could reduce the carrying value of the associated servicing asset and interest only strip. Loan servicing is discussed in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and in the Notes to Consolidated Financial Statements.

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Over the last three years the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. These initiatives included a reduction in staff and the consolidation of operations under the common Heritage Bank brand and restructuring each department. Management monitors progress in reducing nonexpense through review of the Company’s efficiency ratio. The Company’s efficiency was 56.86% in 2006 compared with 61.52% in 2005.

In the fourth quarter of 2005 the Company recognized additional expenses of $1.05 million, representing the present value of term insurance for participants in the Company’s Supplemental Executive Retirement Plan, substantially all of whom have split dollar life insurance agreements with the Company. Typically, under the split dollar life insurance agreements, the insureds’ beneficiary receives 80% of the excess of the death benefit over the cash surrender value of the policy. This accounting adjustment was undertaken after the Company’s review of split dollar life insurance agreements and recognition that the Company has contractually agreed with each participant to provide life insurance on an ongoing basis without interruption. In order to replace this coverage, the Company would have to obtain term insurance for the remainder of the insureds’ expected lives, if the Company ever terminated its company owned life insurance. This charge reflected the term insurance cost for all insureds.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007.

Adoption of Statement 158 did not affect the Company’s financial statements since the Company’s supplemental retirement plan has no assets and the liability for benefits is measured as of December 31 and recorded on the Company’s balance sheet.

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well capitalized” at December 31, 2006. As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue. As a part of this process, the Company determined in the second quarter of 2004 that its capital levels were higher than necessary. To adjust capital to levels consistent with its view of current market conditions, the Company commenced a stock repurchase plan in June 2004. The repurchase program was completed at the end of third quarter 2005. On February 7, 2006, the Board of Directors authorized the repurchase of up to an additional $10 million of common stock through June 30, 2007.

In 2006, the Company initiated the payment of quarterly cash dividends. The Company paid cash dividends totaling $2.36 million, or $0.20 per share in 2006, representing 14% of 2006 earnings. The Company’s general policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our financial condition and are not overly restrictive to our growth capacity. On February 6, 2007, the Company declared a $0.06 per share quarterly cash dividend. The dividend will be paid on March 15, 2007, to shareholders of record on February 22, 2007.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earnings assets less interest expense on interest-bearing liabilities. The second is non-interest income, which primarily consists of gains from the sale of loans, loan servicing fees, and customer service charges and fees but also includes non-customer sources such as Company-owned life insurance. The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

In 2006, net interest income was $50.4 million, an increase of 5% compared to $47.8 million in 2005. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following Distribution, Rate and Yield table presents for each of the past three years, the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	Year Ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross	$738,297	$61,859	8.38%	$762,328	$54,643	7.17%	$725,921	$43,593	6.01%
Securities	191,220	7,796	4.08%	226,043	7,247	3.21%	216,012	6,715	3.11%
Interest bearing deposits in other financial institutions	2,826	132	4.67%	3,234	97	3.00%	1,336	14	1.05%
Federal funds sold	63,739	3,170	4.97%	52,438	1,769	3.37%	28,964	363	1.25%
Total interest earning assets	996,082	72,957	7.32%	1,044,043	63,756	6.11%	972,233	50,685	5.21%
Cash and due from banks	34,810			38,670			47,911
Premises and equipment, net	2,482			2,879			3,728
Other assets	64,904			51,593			41,923
Total assets	$1,098,278			$1,137,185			$1,065,795

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$145,471	$3,220	2.21%	$134,412	$1,749	1.30%	$112,439	$536	0.48%
Savings and money market	358,846	10,274	2.86%	363,570	6,058	1.67%	350,922	3,658	1.04%
Time deposits, under $100	31,967	1,037	3.24%	37,260	862	2.31%	38,717	575	1.49%
Time deposits, $100 and over	107,387	3,762	3.50%	115,104	2,867	2.49%	100,309	1,556	1.55%
Brokered time deposits, $100 and over	34,234	1,295	3.78%	35,764	1,313	3.67%	11,460	473	4.13%
Notes payable to subsidiary grantor trusts	23,702	2,310	9.75%	23,702	2,136	9.01%	23,702	1,958	8.26%
Securities sold under agreement to repurchase	25,429	627	2.47%	40,748	922	2.26%	43,140	892	2.07%
Total interest bearing liabilities	727,036	$22,525	3.10%	750,560	$15,907	2.12%	680,689	$9,648	1.42%
Demand, noninterest bearing	229,190			259,881			275,192
Other liabilities	23,957			21,536			16,139
Total liabilities	980,183			1,031,977			972,020
Shareholders' equity	118,095			105,208			93,775
Total liabilities and shareholders' equity	$1,098,278			$1,137,185			$1,065,795

Net interest income / margin		$50,432	5.06%		$47,849	4.58%		$41,037	4.22%

(1)
Yields and amounts earned on loans include loan fees of $0.6 million, $1.3 million, $1.5 million, for the years ended December 31, 2006, 2005, and 2004. Nonaccrual loans are included in the average balance calculations above.

(2)	Interest income is reflected on an actual basis, not a fully taxable equivalent basis and does not include a fair value adjustment.

The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included below in the average volume column.

Volume and Rate Variances

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average	Average	Net	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Income from the interest earning assets:
Loans, gross	$(2,024)	$9,240	$7,216	$2,594	$8,456	$11,050
Securities	(1,427)	1,976	549	313	219	532
Interest bearing deposits in other financial institutions	(19))	54	35	57	26	83
Federal funds sold	564	837	1,401	793	613	1,406
Total interest income on interest earning assets	$(2,906)	$12,107	$9,201	$3,757	$9,314	$13,071

Expense from the interest liabilities:
Demand, interest bearing	$249	$1,222	$1,471	$287	$926	$1,213
Savings and money market	(124)	4,340	4,216	198	2,202	2,400
Time deposits, under $100	(170)	345	175	(94)	381	287
Time deposits, $100 and over	(267)	1,162	895	420	891	1,311
Brokered time deposits, $100 and over	(57)	39	(18)	892	(52)	840
Notes payable to subsidiary grantor trusts	-	174	174	-	178	178
Securities sold under agreement to repurchase	(379)	84	(295)	(53)	83	30
Total interest expense on interest bearing liabilities	$(748)	$7,366	$6,618	$1,650	$4,609	$6,259
Net interest income	$(2,158)	$4,741	$2,583	$2,107	$4,705	$6,812

Net interest income for 2006 increased $2.58 million or 5% from 2005. The increase in 2006 was primarily due to increasing short-term interest rates. The Company’s net interest margin expressed as a percentage of average earning assets, was 5.06% in 2006 relative to 4.58% in 2005, an increase of 48 basis points. A substantial portion of the Company’s earning assets are variable-rate loans that re-price shortly when the Company’s prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This causes the Company’s balance sheet to be slightly asset-sensitive, which means that all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. This effect was visible in 2006, when the Company’s net interest margin rose in correlation to increases in short-term market interest rates. Management anticipates that the Company’s net interest margin could experience some compression if short-term interest rates do not continue to rise, nevertheless we feel that net interest income will continue to increase if loans and core deposits grow as planned. However, no assurance can be given that this will, in fact, occur.

Net interest income for 2005 increased 17% from 2004. The increase in 2005 was due to the increase in average earning assets and increases in key market interest rates in 2005. Average interest earning assets increased 7% in 2005 from 2004. This increase was primarily attributable to growth in average loans and Federal funds sold. Average loans outstanding, including loans held for sale, increased $36.4 million during 2005, over the average during 2004. Average Federal funds sold in 2005 increased $23.5 million from 2004. The increase in average interest bearing assets is partially offset by the increase in average interest bearing liabilities. Average interest bearing liabilities increased 10% in 2005 from 2004. This increase was primarily attributable to growth in interest bearing demand deposits, savings and money-market accounts and time deposits. The Company’s average rate paid on interest bearing liabilities increased to 2.12% in 2005 from 1.42% in 2004. Overall, the net interest margin increased 36 basis points to 4.58% in 2005 from 4.22% in 2004. Net interest income increased $6.8 million or 17%, for 2005 to $47.8 million from $41.0 million for 2004, primarily due to the increase in interest rates.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area.

For 2006, the Company had a credit provision for loan losses of $0.5 million, compared to provision for loan losses of $0.3 million for 2005 and $0.7 million for 2004. The allowance for loan losses represented 1.28%, 1.48% and 1.72% of total loans at December 31, 2006, 2005 and 2004, respectively. See “Allowance for Loan Losses” on page 37 for additional information.

Noninterest Income

While net interest income remains the largest single component of consolidated net income, noninterest income has become a growing component. A significant percentage of the Company’s noninterest income is associated with its SBA lending activity, either as gains on the sale of loans sold in the secondary market or servicing income from loans sold in the secondary market with retained servicing rights. SBA loan activity includes the origination, sale, and servicing of loans guaranteed by the U.S. Department of Agriculture.

Noninterest income associated with SBA activity has increased each year from 2003 through 2006. Risks associated with the continuation of this level of noninterest income from SBA lending include the possibility that the federal government will eliminate or change SBA programs in a manner that becomes less attractive to the Company or to SBA borrowers. Further, change in the secondary market for SBA loans could reduce gains on sale. Higher than expected prepayments of SBA loans on which the Company has retained servicing could reduce the carrying value of the associated servicing asset and interest only strip. Loan servicing is discussed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and in the Notes to Consolidated Financial Statements.

The following table sets forth the various components of the Company’s noninterest income:

Noninterest Income

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2006 versus 2005		2005 versus 2004
(Dollars in thousands)	2006	2005	2004	Amount	Percent	Amount	Percent
Gain on sale of loans	$4,008	$2,871	$3,052	$1,137	40%	$(181)	-6%
Servicing income	1,860	1,838	1,498	22	1%	340	23%
Increase in cash surrender value of life insurance	1,439	1,236	1,031	203	16%	205	20%
Service charges and fees on deposit accounts	1,335	1,468	1,799	(133)	-9%	(331)	-18%
Gain on sale of leased equipment	-	299	-	(299)	N/A	299	N/A
Equipment leasing	-	131	871	(131)	-100%	(740)	-85%
Gain on sales of securities available-for-sale	-	-	476	-	N/A	(476)	-100%
Mortgage brokerage fees	-	-	168	-	N/A	(168)	-100%
Other	1,198	1,580	1,649	(382)	-24%	(69)	-4%
Total	$9,840	$9,423	$10,544	$417	4%	$(1,121)	-11%

The increase in noninterest income in 2006 as compared to 2005 was primarily attributable to a $1.14 million increase in gain on sale of loans. The Company, subject to market conditions, sells the guaranteed portion of its SBA loans and retains the servicing rights. The increase gain on sale of loans included a one time gain on sale of certain specialty loans that occurred during the first quarter of 2006, which resulted in a one time gain of $0.7 million.

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

Also contributing to the improvements in noninterest income in 2006 was an increase in the cash surrender value of life insurance and a slight increase in servicing income which offset a slight decline in deposit service charges and fees. The increases in 2006 offset the $0.4 million generated last year from leasing activities, a business the Company exited in 2005.

In 2005, the increase in the cash surrender value of life insurance was primarily the result of additional policies purchased in 2005. The reduction in gain on sale of loans was related to the market conditions. The decrease in deposit service charges and fees on deposit accounts was primarily because higher interest rates applied to collected balances created a waiver of (or credit against) service charges for many business customers. The Company sold all leased equipment during the second quarter of 2005 and closed the residential mortgage department in June 2004.

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. The Company undertook several initiatives to reduce its noninterest expense and improve its efficiency. These initiatives included a reduction in staff and the consolidation of its operations under the common Heritage Bank brand and restructuring each department.

The following table sets forth the various components of the Company’s noninterest expense:

Noninterest Expense

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2006 versus 2005		2005 versus 2004
(Dollars in thousands)	2006	2005	2004	Amount	Percent	Amount	Percent
Salaries and employee benefits	$19,414	$19,845	$20,189	$(431)	-2%	$(344)	-2%
Occupancy	3,110	3,254	3,670	(144)	-4%	(416)	-11%
Professional fees	1,688	1,617	2,656	71	4%	(1,039))	-39%
Client services	1,000	1,404	1,044	(404)	-29%	360	34%
Advertising and promotion	1,064	985	1,090	79	8%	(105)	-10%
Low income housing investment losses and writedowns	995	957	878	38	4%	79	9%
Furniture and equipment	517	734	921	(217)	-30%	(187)	-20%
Data processing expense	806	661	722	145	22%	(61)	-8%
Retirement plan expense	352	619	306	(267)	-43%	313	102%
Amortization of leased equpiment	-	334	1,016	(334)	-100%	(682)	-67%
Operational losses	9	37	2,219	(28)	-76%	(2,182)	-98%
Other	5,313	4,786	4,527	527	11%	259	6%
Total	$34,268	$35,233	$39,238	$(965)	-3%	(4,005)	-10%

The following table indicates the percentage of noninterest expense in each category:

Noninterest Expense by Category

	2006		2005		2004
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Salaries and employee benefits	$19,414	57%	$19,845	56%	$20,189	51%
Occupancy	3,110	9%	3,254	9%	3,670	9%
Professional fees	1,688	5%	1,617	4%	2,656	7%
Client services	1,000	3%	1,404	4%	1,044	3%
Advertising and promotion	1,064	3%	985	3%	1,090	3%
Low income housing investment losses and writedowns	995	3%	957	3%	878	2%
Furniture and equipment	517	1%	734	2%	921	2%
Data processing expense	806	2%	661	2%	722	2%
Retirement plan expense	352	1%	619	2%	306	1%
Amortization of leased equpiment	-	0%	334	1%	1,016	2%
Operational losses	9	0%	37	0%	2,219	6%
Other	5,313	16%	4,786	14%	4,527	12%
Total	$34,268	100%	$35,233	100%	$39,238	100%

Noninterest expense decreased $1.0 million, or 3% in 2006 as compared with 2005. Non-interest expense for 2005 decreased $4.0 million, or 10%, from 2004. Management monitors progress in its management of noninterest expense by improvements in the Company’s efficiency ratio. The efficiency ratio represents operating expense divided by the sum of net interest and non-interest income, with the provision for loan losses and security gains and losses excluded from the equation. The Company’s efficiency ratio was 56.86% in 2006 as compared to 61.52% in 2005.

Salaries and employee benefits, the single largest component of noninterest expense, decreased $0.4 million in 2006 from 2005. In 2005, salaries and employee benefits decreased $0.3 million from 2004. The decrease in 2006 from 2005 was primarily attributable to a decrease in loan officer commissions, executive severance and term life insurance expense, partially offset by an increase in stock option expense. The Company adopted Statement 123R in 2006, which has resulted in an increase of stock option expense in noninterest expense of $780,000 in 2006. In 2005, stock option expense was not included in the salaries and employee benefits but rather disclosed in a footnote in the Company’s financial statements on a pro forma basis. The decrease in 2005 from 2004 was primarily attributable to a decrease in the number of employees.

Occupancy expense decreased $0.1 million in 2006 from 2005. In 2005, occupancy expense decreased $0.4 million from 2004. The decrease in 2006 from 2005 was primarily a result of lower depreciation on leasehold improvements and reduction in repairs at bank branches. The decrease in 2005 from 2004 was also a result of lower depreciation on leasehold improvements. Occupancy expense in 2006 and partially in 2005 were reduced because, during the third quarter of 2005, the Company amended two of its existing lease contracts to reduce monthly rent and extend the terms of the leases. These costs were 9% of total operating expenses in 2006 and remained fairly constant compared to 2005 and 2004.

Professional fees increased $0.1 million in 2006 from 2005. In 2005, professional fees decreased $1.0 million from 2004. The increase in 2006 was primarily attributable to increased legal and audit expenses, partially offset by a decrease in consultant expenses. The decrease in 2005 from 2004 was primarily attributable to decreased legal, audit and consulting expenses. Professional fees in 2004 included audit and consulting expenses related to compliance with Sarbanes-Oxley and legal expenses related to the proxy solicitation for the 2004 annual meeting and other corporate governance matters.

Client services decreased $0.4 million in 2006 from 2005 primarily due to the decrease in service fees charged to the Company from the third party vendors, such as for armored car services. In 2005, client services increased $0.4 million from 2004. The increase in 2005 from 2004 was primarily attributable to the increase in service fees charged to the Company from third party vendors who have certain deposit accounts.

Advertising and promotion costs increased $0.1 million in 2006 from 2005. The increase in 2006 from 2005 was due to an increase in business promotion. In 2005, advertising and promotion costs decreased $0.1 million from 2004. The decrease in 2005 from 2004 was primarily attributable to the discontinuation of certain sponsorships.

Low income housing investment losses and writedowns increased $0.04 million in 2006 from 2005. In 2005, low income housing investment losses and writedowns increased $0.1 million from 2004. The increase in 2006 was primarily attributable to the increased losses from three fully active limited partnerships. The Company obtains tax credits from these investments which reduce income tax expense. These investments are written down to zero over the period that tax credits are recognized, since no residual value is assumed.

Furniture and equipment expense decreased $0.2 million in 2006 from 2005. In 2005, furniture and equipment expense decreased $0.2 million from 2004. The decrease in 2006 was primarily due to lower depreciation on furniture and equipment. The decrease in 2005 was primarily due to fewer equipment repairs and lower depreciation on furniture and equipment.

Data processing expense increased $0.1 million in 2006 from 2005. In 2005, data processing expense decreased $0.1 million from 2004. The increase in 2006 from 2005 was primarily due to a higher volume of data processing. The decrease in 2005 was a result of cost saving by outsourcing the core data and item processing.

Retirement plan expense for directors decreased $0.3 million in 2006 from 2005. In 2005, retirement plan expense increased $0.3 million from 2004. The increase in 2005 was primarily due to more participants in 2005.

Amortization of leased equipment decreased $0.7 million in 2005 from 2004. All of the leased equipment was sold in the second half of 2005.

Operational losses in 2004 were primarily due to the write-off of electronic test equipment subject to an operating lease. The Company sold all leased equipment during the second quarter of 2005.

Other noninterest expenses remained fairly constant for 2006, 2005 and 2004.

Income Tax Expense

The Company computes its provision for income taxes on a monthly basis. As indicated in Note 7 in the Notes to the Consolidated Financial Statements, the amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include but are not limited to tax-exempt interest income, increases in the cash surrender value of life insurance policies, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.

The Company’s federal and state income tax expense was $9.2 million in 2006, compared to $7.3 million and $3.2 million for 2005 and 2004 respectively. This represents 34.8% of income before taxes in 2006, 33.5% in 2005, and 27.4% in 2004. The effective tax rate is higher in 2006 than in 2005 and 2004 because pre-tax income increased at a greater rate than savings from tax advantaged investments.

Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal bonds, which provided $0.2 million in federal tax-exempt income in 2006 and 2005, and $0.3 million in 2004. Although not reflected in the investment portfolio, the Company also has total investments of $11.7 million in low-income housing limited partnerships as of December 31, 2006. These investments have generated tax credits for the past few years, with about $1.0 million in credits available for the 2006 tax year and $1.0 million in tax credits realized in 2005. The investments are expected to generate an additional $7.2 million in aggregate tax credits from 2007 through 2016; however, the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses. At the end of 2006, the Company had a net deferred tax asset of $11.2 million.

Financial Condition

As of December 31, 2006, total assets were $1.04 billion, a decrease of 8% from $1.13 billion at year-end 2005. Total securities available-for-sale (at fair value) were $172.3 million, a decrease of 13% from $198.5 million at year-end 2005. The total loan portfolio (excluding loans held for sale) was $725.8 million, an increase of 5% from $688.8 million at year-end 2005. Total deposits were $846.6 million, a decrease of 10% from $939.8 million at year-end 2005. Securities sold under agreement to repurchase decreased $10.9 million, or 33%, to $21.8 million at December 31, 2006, from $32.7 million at year-end 2005.

Securities Portfolio

The following table reflects the amortized cost and fair market values for the total portfolio for each category of securities for the past three years.

Investment Portfolio

	December 31,
(Dollars in thousands)	2006	2005	2004
Securities available-for-sale (at fair value)
U.S. Treasury	$5,963	$6,920	$5,942
U.S. Government Agencies	59,396	82,041	90,308
Mortgage-Backed Securities	90,186	91,868	107,735
Municipals - Tax Exempt	8,142	8,268	9,206
Collateralized Mortgage Obligations	8,611	9,398	19,618
Total	$172,298	$198,495	$232,809

The following table summarizes the amounts and distribution of the Company’s securities and the weighted average yields as of December 31, 2006:

	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale (at fair value):
U.S. Treasury	$5,963	3.50%	$-	-	$-	-	$-	-	$5,963	3.50%
U.S. Government Agencies	27,385	4.96%	32,011	4.79%	-	-	-	-	59,396	4.87%
Mortgage Backed Securities	-	-	2,028	3.46%	7,256	4.41%	80,902	4.44%	90,186	4.41%
Municipals - non-taxable	4,086	2.76%	4,056	3.14%	-	-	-	-	8,142	2.95%
Collateralized Mortgage Obligations	-	-	-	-	5,353	5.64%	3,258	2.82%	8,611	4.57%
Total	$37,434	4.49%	$38,095	4.54	$12,609	4.93%	$84,160	4.38%	$172,298	4.48%

The investment securities portfolio is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The investment portfolio serves the following purposes:  (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; (ii) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and (v) it can enhance the Company’s tax position by providing partially tax exempt income.

The Company uses two portfolio classifications for its securities: “Held-to-maturity”, and “Available-for-sale”. Accounting rules also allow for a trading portfolio classification, but the Company has no securities that would be classified as such. The held-to-maturity portfolio can consist only of securities that the Company has both the intent and ability to hold until maturity, to be sold only in the event of concerns with an issuer’s credit worthiness, a change in tax law that eliminates their tax exempt status, or other infrequent situations as permitted by generally accepted accounting principles. Since the Company does not have a trading portfolio, the available-for-sale portfolio is comprised of all securities not included as “held-to-maturity”. Even though management currently has the intent and the ability to hold the Company’s securities for the foreseeable future, they are all currently classified as available-for-sale to allow flexibility with regard to the active management of the Company’s investment portfolio. FASB Statement 115 requires available-for-sale securities to be marked to market with an offset to accumulated other comprehensive income, a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the market value of the Company’s available-for-sale securities.

The Company’s investment portfolio is currently composed primarily of: (i) U.S. Treasury and Agency issues for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) state, county and municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio. The amortized cost of securities pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law was $53.7 million and $64.4 million at December 31, 2006 and 2005, respectively.

Except for obligations of the U.S. government or U.S. government agencies, no securities of a single issuer exceeded 10% of shareholders’ equity at December 31, 2006. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

In 2006, the investment portfolio declined by $26.2 million, or 13%, and decreased to 16.6% of total assets at the end of 2006 from 17.6% at the end of 2005. While the overall change is not significant, certain components of the investment portfolio changed. U.S. Treasury and U.S. Agency securities decreased to 38% of the portfolio at the end of 2006 from 45% at the end of 2005. The decrease was primarily due to maturities of U.S. Agency securities during 2006. Municipal securities, mortgage-backed securities and collateralized mortgage obligations remained fairly constant in the portfolio in 2006 compared to 2005.

U.S. Treasury and U.S. Agency securities increased to 45% of the portfolio at the end of 2005 from 41% at the end of 2004. Municipal securities and mortgage backed securities remained fairly constant in the portfolio at the end of 2005 and 2004. Collateralized mortgage obligations decreased to 5% of the portfolio in 2005 from 8% in 2004, primarily due to maturity. Higher interest rates at December 31, 2005 resulted in lower fair values for the period.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans (including loans held for sale) represented 72% of total assets at December 31, 2006, as compared to 67% of at December 31, 2005. The ratio of net loans to deposits increased to 85% at the end of 2006 from 72% at the end of 2005. Demand for loans remains relatively strong in many areas within the Company’s markets and competition continues to intensify. To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structuring loans.

The Selected Financial Data table in Item 6 above reflects the amount of loans outstanding at December 31st for each year from 2002 through 2006, net of deferred fees and origination costs and the allowance for loan losses. The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated. The amounts shown in the table do not reflect any deferred loan fees or deferred origination costs, nor is the allowance deducted.

Loan Distribution

	December 31,
(Dollars in thousands)	2006	% to Total	2005	% to Total	2004	% to Total	2003	% to Total	2002	% to Total
Commercial	$300,611	42%	$256,713	37%	$300,452	41%	$281,561	43%	$263,144	39%
Real estate - mortgage	239,041	33%	237,566	35%	250,984	35%	227,474	35%	210,121	31%
Real estate - land and construction	143,834	20%	149,851	22%	118,290	16%	101,082	15%	147,822	22%
Home equity	38,976	5%	41,772	6%	52,170	7%	49,434	7%	49,853	7%
Consumer	2,422	0%	1,721	0%	2,908	1%	1,743	0%	2,850	1%
Total loans	724,884	100%	687,623	100%	724,804	100%	661,294	100%	673,790	100%
Deferred loan costs, net	870		1,155		726		863		117
Allowance for loan losses	(9,279)		(10,224)		(12,497)		(13,451)		(13,227)
Loans, net	$716,475		$678,554		$713,033		$648,706		$660,680

Total loans (excluding of loans held for sale) were $725.8 million at December 31, 2006, an increase of 5% from $688.8 million at December 31, 2005, and a decrease of 5% from $725.5 million at December 31, 2004. The Company’s allowance for loan losses was $9.3 million, or 1.28% of total loans, for 2006 as compared to $10.2 million, or 1.48% of total loans, for 2005, $12.5 million, or 1.72% of total loans, for 2004. As of December 31, 2006, 2005, and 2004, the Company had $4.3 million, $3.7 million, and $1.3 million, respectively, in nonperforming assets.

Total loan balances (including deferred loan cost, net) increased by $51.8 million, or 8%, from the end of 2002 to the end of 2006. The Company’s loan portfolio concentrated in commercial, primarily manufacturing, wholesale, and services and real estate, with the balance in land development and construction and home equity and consumer loans. The loan portfolio mix over the past five years has remained relatively the same.

The change in the Company’s loan portfolio in 2006 from 2005 is primarily due to the increase in the commercial loan portfolio and commercial real estate mortgage loan portfolio, partially offset by a decrease in the real estate land and construction loan portfolio. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 58% and 63% of its net loans were secured by real property as of December 31, 2006 and 2005. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies. In the fourth quarter of 2005, the Company entered into negotiations for the sale of its Capital Group loan portfolio consisting primarily of “factoring” type loans. In contemplation of the sale, $32 million, net of the respective allowance loan loss, was moved from commercial loans into loans held-for-sale. Primarily as a result of this reclassification, gross loans decreased 5% to $688.8 million at December 31, 2005, compared to $725.5 million at December 31, 2004. The sale of the Capital Group loan portfolio was completed in 2006, resulting in a gain of $0.7 million. In 2005, commercial real estate mortgages decreased as mortgage loans matured or were paid off. The increase in real estate land and construction loans is due to increased market demand for this type of financing.

The Company’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest. The Company’s commercial loans are centered in locally-oriented commercial activities in markets where the Company has a physical presence, and this segment of the portfolio has struggled for growth as these markets have become more competitive and business activity has moderated.

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes SBA-guaranteed loans; however, the guaranteed portion of these loans may be sold in the secondary market depending on market conditions. Once it is determined that they will be sold, these loans are classified as held for sale and carried at the lower of cost or market. In the event of the sale of the guaranteed portion of an SBA loan, the Company retains the servicing rights for the sold portion. As of December 31, 2006, 2005, and 2004, $188.8 million, $179.8 million and $166.8 million, respectively, in SBA and U.S. Department of Agriculture loans were serviced by the Company for others.

As of December 31, 2006, real estate mortgage loans of $238.1 million consist of adjustable and fixed rate loans secured by commercial property, and loans secured by first mortgages on 1-4 family residential properties of $0.9 million. Home equity lines of credit are secured by junior deeds of trust on 1-4 family residential properties totaling $39.0 million. Properties securing the real estate mortgage loans are primarily located in the Company’s market area. While no specific industry concentration is considered significant, the Company’s lending operations are located in market areas that are dependent on the technology and real estate industries and their supporting companies. Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at present. The Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans.

The Company’s real estate term loans consist primarily of loans made based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company restricts real estate term loans to no more than 80% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally restricted between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that are easily sold in the secondary market may be granted for longer maturities.

The Company’s real estate land and construction loans are primarily short term interim loans to finance the construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

The Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Additionally, the Company makes home equity lines of credit available to its clientele. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $22.9 million and $38.1 million at December 31, 2006.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of December 31, 2006. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 2006, approximately 77% of the Company’s loan portfolio consisted of floating interest rate loans.

Loan Maturities

		Over One
	Due in	Year But
	One Year	Less than	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial	$283,469	$13,567	$3,575	$300,611
Real estate - mortgage	97,935	81,260	59,846	239,041
Real estate - land and construction	143,763	71	-	143,834
Home equity	30,163	-	8,813	38,976
Consumer	2,306	116	-	2,422
Total loans	$557,636	$95,014	$72,234	$724,884

Loans with variable interest rates	$526,642	$23,108	$8,890	$558,640
Loans with fixed interest rates	30,994	71,906	63,344	166,244
Total loans	$557,636	$95,014	$72,234	$724,884

Nonperforming Assets

Financial institutions generally have a certain level of exposure to asset quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of asset quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, or as a result of the downturns in national and regional economies which have brought about declines in overall property values. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

To help minimize credit quality concerns, we have established a sound approach to credit that includes well-defined goals and objectives and well-documented credit policies and procedures. The policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations. In addition, these policies establish the Company’s underwriting standards and the methods of monitoring ongoing credit quality. The Company’s internal credit risk controls are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with loan and lease customers as well as the relative diversity and geographic concentration of our loan portfolio.

The Company’s credit risk may also be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets. As a multi-community independent bank serving a specific geographic area, the Company must contend with the unpredictable changes of both the general California and, particularly, primary local markets. The Company’s asset quality has suffered in the past from the impact of national and regional economic recessions, consumer bankruptcies, and depressed real estate values.

Non-performing assets are comprised of the following: Loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due unless they are both well secured and in the process of collcetion); loans restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale.

The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated.

Non-performing Assets

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans	$3,866	$3,672	$1,028	$3,972	$4,571
Loans 90 days past due and still accruing	451	-	302	608	-
Total nonperforming loans	4,317	3,672	1,330	4,580	4,571
Other real estate owned	-	-	-	-	-
Total nonperforming assets	$4,317	$3,672	$1,330	$4,580	$4,571

Nonperforming assets as a percentage of
loans plus other real estate owned	0.60%	0.53%	0.18%	0.69%	0.68%

The balance of nonperforming assets at the end of 2006 represents an increase of $0.6 million, or 18%, from year-end 2005 levels. Nonperforming assets increased by $2.3 million, or 176%, in 2005 as compared to 2004. The ratio of nonperforming assets to total gross loans plus OREO also increased to 0.60% at the end of 2006 from 0.53% at the end of 2005. The main changes during 2006 were in Land and Construction loans.

In 2005, the nonperforming loan changes were primarily in commercial and industrial loans which increased by $1.6 million.

While the current level of non-performing assets is relatively low, we recognize that an increase in the dollar amount of non-accrual loans is possible in the normal course of business as we expand our lending activities. We also expect occasional foreclosures as a last resort in the resolution of some problem loans.

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

Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment, as well as detailed reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, collateral values, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination and independent loan review results, and current economic conditions in the Company’s marketplace, in particular the state of the technology industry and the real estate market. This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into two categories for purposes of determining an appropriate level of the allowance: Loans graded “Pass through Special Mention” and “Substandard.”

Loans are charged against the allowance when management believes that the uncollectibility of the loan balance is confirmed. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

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

The formula portion of the allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on the Company's historical loss experience, adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. The adjustment factors for the formula allowance may include existing general economic and business conditions affecting the key lending areas of the Company, in particular the real estate market, credit quality trends, collateral values, loan volumes and concentrations, the technology industry and specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, which include all loans internally graded as substandard, doubtful, and loss, was $24.5 million, $16.3 million, and $35.6 million, respectively, at December 31, 2006, 2005, and 2004. At December 31, 2006 and 2005, all of the Company’s classified loans were graded as substandard.

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

There can be no assurance that the adverse impact of any of these conditions on HBC will not be in excess of the current level of estimated losses.

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. On an ongoing basis, we have engaged outside firms to independently assess our methodology and perform independent credit reviews of our loan portfolio. The Company’s credit review consultants, the FRB and the DFI also review the allowance for loan losses as an integral part of the examination process. Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	2006	2005		2004		2003	2002
Balance, beginning of year	$10,224	$12,497		$13,451		$13,227	$11,154
Charge-offs:
Commercial	(291)	(3,273)		(2,901)		(2,906)	(936)
Real estate - mortgage	-	-		-		-	-
Real estate - land and construction	-	-		-		-	-
Home equity	(540)	-		-		-	-
Consumer	-	-		-		-	-
Total charge-offs	(831)	(3,273)		(2,901)		(2,906)	(936)

Recoveries:
Commercial	389	1,358		1,562		230	346
Real estate - mortgage	-	-		-		-	-
Real estate - land and construction	-	-		-		-	-
Home equity	-	-		-		-	-
Consumer	-	-		-		-	-
Total recoveries	389	1,358		1,562		230	346
Net charge-offs	(442)	(1,915)		(1,339)		(2,676)	(590)
Provision for loan losses	(503)	313		666		2,900	2,663
Reclassification of allowance for loan losses	-	(671)	(1)	-		-	-
Reclassification to other liabilities	-	-		(281)	(2)	-	-
Balance, end of year	$9,279	$10,224		$12,497		$13,451	$13,227

RATIOS:
Net charge-offs to average loans *	0.06%	0.28%		0.19%		0.41	0.09%
Allowance for loan losses to average loans *	1.32%	1.47%		1.80%		2.07%	2.07%
Allowance for loan losses to total loans *	1.28%	1.48%		1.72%		2.03%	1.96%
Allowance for loan losses to nonperforming loans	215%	278%		940%		294%	289%

* Average loans and total loans exclude loans held for sale

(1)
The Company reclassified $0.7 million of the allowance allocated to $32 million of commercial asset based loans that were reclassified to loans held-for-sale as of December 31, 2005. Thus, the carrying value of these loans held-for-sale includes an allowance for loan losses of $0.7 million.

(2)	The Company reclassified estimated losses on unused commitments of $0.3 million to other liabilities as of December 31, 2004.

The Company’s allowance for loan losses has steadily decreased from 2003 through 2006. This trend has been attributable primarily to decreases in classified loan balances. The Company’s allowance for loan losses decreased $0.9 million in 2006 as compared to 2005. The Company had a credit provision of $0.5 million in 2006, compared to a loss provision of $0.3 million in 2005.

Net loans charged-off reflect the realization of losses in the portfolio that were recognized previously though provisions for loan losses. Net charge-offs were $0.4 million, $1.9 million, and $1.3 million in 2006, 2005, and 2004, respectively. The decrease in net loan charge-offs in 2006 was primarily due to continued improvement in credit quality. The increase in net loan charge-offs in 2005 was primarily due to a $2.0 million charge-off from one commercial loan, partially offset by recoveries. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

As of December 31, 2006, the Company’s unallocated allowance was $1.4 million, compared to $1.1 million as of December 31, 2005. The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses and also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses on specific problem loans and pools of other loans. The unallocated allowance increased from 2004 to 2005, as the Company updated its allowance methodology. If the same methodology used at year end 2005 was applied as of December 31, 2004, the unallocated allowance would be more comparable. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

The following table provides a summary of the allocation of the allowance for loan and lease losses for specific categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan and lease losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amounts available for charge-offs that may occur within these categories.

Allocation of Loan Loss Allowance

	December 31,
	2006		2005		2004		2003		2002
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
Commercial	$4,872	42%	$4,199	37%	$8,691	41%	$9,667	43%	$6,349	39%
Real estate - mortgage	1,507	33%	2,631	35%	1,498	35%	1,846	35%	2,041	31%
Real estate - land and construction	1,243	20%	1,914	22%	1,711	16%	1,714	15%	3,574	22%
Home equity	244	5%	300	6%	173	7%	157	7%	370	7%
Consumer	24	0%	33	0%	38	1%	37	0%	47	1%
Unallocated	1,389	0%	1,147	0%	386	0%	30	0%	846	0%
Total	$9,279	100%	$10,224	100%	$12,497	100%	$13,451	100%	$13,227	100%

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or in other words by the propensity of that money to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

Deposits

	Years Ended December 31,
	2006		2005		2004
(Dollars in thousands)	Balance	% to Total	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$231,841	27%	$248,009	26%	$277,451	30%
Demand, interest bearing	133,413	16%	157,330	17%	120,890	13%
Savings and money market	307,266	36%	353,798	38%	357,318	39%
Time deposits, under $100	31,097	4%	35,209	4%	38,295	4%
Time deposits, $100 and over	111,017	13%	109,373	12%	104,719	12%
Brokered deposits, $100 and over	31,959	4%	36,040	4%	19,862	2%
Total deposits	$846,593	100%	$939,759	100%	$918,535	100%

Total deposits were $846.6 million at December 31, 2006, a decrease of $93.2 million, or 10%, compared to $939.8 million at December 31, 2005. At December 31, 2006, noninterest bearing demand deposits decreased $16.2 million, or 7%, from December 31, 2005 primarily due to decreases in title and escrow companies’ accounts. Interest bearing demand deposits decreased $23.9 million, or 15%, primarily because the Company reduced certain high yield accounts; savings and money market deposits decreased $46.5 million, or 13%; time deposits decreased $2.5 million, or 2%; and brokered deposits decreased $4.1 million, or 11%.

As of December 31, 2006, the Company had a deposit mix of 36% in savings and money market accounts, 21% in time deposits, 16% in interest bearing demand accounts, and 27% in noninterest bearing demand deposits. On December 31, 2006, approximately $2.4 million, or less than 1%, of deposits were from public sources, and approximately $108.2 million, or 13%, of deposits were from real estate exchange company and title company accounts. As of December 31, 2005, the Company had a deposit mix of 38% in savings and money market accounts, 19% in time deposits, 17% in interest bearing demand accounts, and 26% in noninterest bearing demand deposits. On December 31, 2005, approximately $2.4 million, or less than 1%, of deposits were from public sources, and approximately $129.5 million, or 14%, of deposits were from real estate exchange company and title company accounts.

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not seasonal in nature. The Company had brokered deposits totaling approximately $32.0 million, and $36.0 million at December 31, 2006 and 2005, respectively. These brokered deposits generally mature within one to three years. Brokered deposits are generally less desirable because of higher interest rates. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of December 31, 2006:

Deposit Maturity Distribution

(Dollars in thousands)	Balance	% of Total
Three months or less	$56,886	40%
Over three months through six months	33,809	23%
Over six months through twelve months	28,258	20%
Over twelve months	24,023	17%
Total	$142,976	100%

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account. As a result, certain types of business clients that the Company serves typically carry average deposits in excess of $100,000. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2006, 2005, and 2004:

	2006	2005	2004
Return on average assets	1.57%	1.27%	0.80%
Return on average equity	14.62%	13.73%	9.04%
Dividend payout ratio	13.65%	-	-
Average equity to average assets ratio	10.75%	9.25%	8.80%

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $322.2 million at December 31, 2006, as compared to $334.1 million at December 31, 2005. Unused commitments represented 45% and 49% of outstanding gross loans at December 31, 2006 and 2005, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 12 to the financial statements located elsewhere herein.

The following table presents the Company’s commitments to fund as of December 31, 2006, 2005, and 2004:

	December 31,
(Dollars in thousands)	2006	2005	2004
Commitments to extend credit	$310,200	$328,031	$313,036
Standby letters of credit	12,020	6,104	5,256
	$322,220	$334,135	$318,292

Allowance for Off-Balance Sheet Credit Losses

The allowance for unfunded commitments is based on management’s estimate of the amount required to reflect the probable inherent losses on outstanding letters of credit and unused loan credit commitments. Adequacy of the allowance is determined using a systematic methodology similar to the one that analyzes the allowance for loan losses. Management must also estimate the likelihood that these commitments would be funded and become loans. This is done by evaluating the historical utilization of each type of unfunded commitment and estimating the likelihood that the current utilization rates on lines available at the balance sheet date could change in the future. The allowance for unfunded commitments is included in other liabilities on the balance sheet. See table below for activity in 2006 and 2005.

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Balance at beginning of period	$203	$281
Provision for credit losses	274	(78)
Balance at end of period	$477	$203

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2006, are as follows:

	Less Than	One to	Three to	After
(Dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Securities sold under agreement to repurchase	$10,900	$10,900	$-	$-	$21,800
Notes payable to subsidiary grantor trusts	-	-	-	23,702	23,702
Operating leases	2,027	2,832	2,922	4,978	12,759
Time deposits	147,741	26,267	65	-	174,073
Total debt and operating leases	$160,668	$39,999	$2,987	$28,680	$232,334

In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for the payment of interest on interest bearing deposit accounts and debt obligations, payments for quarterly income tax estimates and contributions to certain employee benefit plans.

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations, and to meet obligations and other commitments in a timely and cost-effective fashion. At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity in such a fashion as to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of on-balance sheet liquidity. Excess balance sheet liquidity can negatively impact the interest margin.

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes. The Company’s net loan to deposit ratio increased to 86% at end of 2006 from 73% at the end of 2005, due to a decrease in deposits during 2006.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits at other banks, in Federal funds sold and in securities available for sale. The primary liquidity ratio is composed of net cash, non-pledged securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets. As of December 31, 2006, the Company’s primary liquidity ratio was 13.64%, comprised of $75.5 million in securities available for sale of maturities of up to five years, less $10.9 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $15.1 million, and $34.3 million cash and due from banks, as a percentage of total unsecured deposits of $835.7 million.

As of December 31, 2005, the Company’s primary liquidity ratio was 20.16%, comprised of $99.7 million in securities available for sale of maturities of up to five years, less $10.8 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $62.9 million and $35.6 million in cash and due from banks, as a percentage of total unsecured deposits of $929.0 million.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
(Dollars in thousands)	2006	2005	2004
Average balance during the year	$25,429	$40,748	$43,109
Average interest rate during the year	2.46%	2.26%	2.07%
Maximum month-end balance	$32,700	$57,800	$48,600
Average rate at December 31,	2.56%	2.34%	2.21%

Capital Resources

At December 31, 2006, the Company had total shareholders’ equity of $122.8 million, which included $62.4 million in common stock and $62.5 million in retained earnings.

The Company paid cash dividends totaling $2.4 million, or $0.20 per share in 2006. In the first quarter of 2007, the Company increased its quarterly dividend from $0.05 per share to $0.06 per share. The Company anticipates paying future dividends within the range of typical peer payout ratios provided, however, that no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less intangible assets, and add the unrealized net losses (after tax adjustments) on securities available for sale and accumulated net losses on cash flow hedges, which are carried at fair market value. Our Tier 2 Capital includes the amount of trust preferred securities not includible in Tier 1 Capital, and the allowances for loan losses and off balance sheet credit losses.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	December 31,
(Dollars in thousands)	2006	2005	2004
Capital components:
Tier 1 Capital	$147,600	$133,715	$121,096
Tier 2 Capital	9,756	10,427	11,623
Total risk-based capital	$157,356	$144,142	$132,719

Risk-weighted assets	$855,715	$941,567	$929,241
Average assets (regulatory purposes)	$1,087,502	$1,157,704	$1,112,526
				Minimum
				Regulatory
Capital ratios:				Requirements
Total risk-based capital	18.4%	15.3%	14.3%	8.00%
Tier 1 risk-based capital	17.3%	14.2%	13.0%	4.00%
Leverage (1)	13.6%	11.6%	10.9%	4.00%

(1) Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC’s prompt corrective action authority as of December 31, 2006. The risk-based and leverage capital ratios are defined in Item 1 - “Business - Supervision and Regulation - HBC” on page 8.

At December 31, 2006, 2005 and 2004, the Company’s capital met all minimum regulatory requirements. As of December 31, 2006, 2005 and 2004, management believes that HBC was considered “well capitalized” under the regulatory framework for prompt corrective action.

Mandatory Redeemable Cumulative Trust Preferred Securities.

To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatorily redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7 million aggregate principal amount of 10.875% subordinated debentures due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7 million aggregate principal amount of 10.60% subordinated debentures due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier I capital. The subsidiary trusts are not consolidated in the Company’s consolidated financial statements and the subordinated debt payable to the subsidiary grantor trusts is recorded as debt of the Company to the related trusts. See Footnote 6 the Consolidated Financial Statements.

Market Risk

Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Company’s role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Company’s earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

Interest Rate Management

Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company’s market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates.

The principal objective of interest rate risk management (often referred to as “asset/liability management”) is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company’s exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee (“ALCO”). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and accept the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

The planning of asset and liability maturities is an integral part of the management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

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

The Company uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company’s net interest margin, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or economic conditions stable (unchanged from current actual levels).

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

At December 31, 2006, it was estimated that the Company’s MV would increase 17.16% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 24.76% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of December 31, 2006 and 2005, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	2006				2005
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
(Dollars in thousands)	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
Change in rates
+ 200 bp	$31,607	17.16%	21.1%	309	$41,217	23.41%	19.6%	371
0 bp	$-	0.00%	18.0%	0	$-	0.00%	15.9%	0
- 200 bp	$(45,606)	-24.76%	13.6%	(446)	$(61,175)	-34.74%	10.4%	(551)

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

However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MV methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MV methodology does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debt. All of these factors are considered in monitoring the Company’s exposure to interest rate risk.

CRITICAL ACCOUNTING POLICIES

General

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment speeds could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. The Company adopted Statement 123R on January 1, 2006, and elected the modified prospective method, under which prior periods are not revised for comparative purposes. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method, although the economics of our transactions would be the same.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio. Our accounting for estimated loan losses is discussed under the heading “Allowance for Loan Losses” beginning on page 37.

Loan Sales and Servicing

The amounts of gains recorded on sales of loans and the initial recording of servicing assets and I/O strips are based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made on management’s expectations of future prepayment and discount rates as discussed in Note 3 to the consolidated financial statements.

Stock Based Compensation

We grant stock options to purchase our common stock to our employees and directors under the 2004 Plan. We also granted our chief executive officer restricted stock when he joined the Company. Additionally, we have outstanding options that were granted under an option plan from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of FASB Statement 123(Revised), “Share-Based Payments,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting Statement 123R and therefore have not restated results for prior periods. The valuation provisions of Statement 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for fiscal 2006 were impacted by the recognition of non cash expense related to the fair value of our share-based compensation awards as discussed in Note 1 to the consolidated financial statements.

The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our expected stock price volatility over the term of the awards. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur of when options vest.

Our accounting for stock options is disclosed primarily in Notes 1 and 8 to the consolidated financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2006, the Company does not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item above. See page 44.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and reports of Independent Registered Public Accounting Firms are set forth on pages 52 through 86.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A - CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of December 31, 2006, the period covered by this report on Form 10K.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Rule 13a-15(f) under the Exchange Act, internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and the board of directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on its financial statements.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2006.

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

ITEM 9B - OTHER INFORMATION

None

PART III
ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2006. Such Information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and to all of our other officers, directors, employees and agents. The code of ethics is available at the Corporate Governance section of the Investor Relations page on our website at www.heritagecommercecorp.com. We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics on the above website within four business days following the date of such amendment or waiver.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2006. Such information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2006. Such information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2006. Such information is incorporated herein by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2006. Such information is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the independent auditors’ reports are set forth on pages 52 through 86.

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

Heritage Commerce Corp
DATE: March 16, 2007	BY: /s/ Walter T. Kaczmarek Walter T. Kaczmarek Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK BISCEGLIA Frank Bisceglia	Director	March 16, 2007
/s/ JAMES BLAIR James Blair	Director	March 16, 2007
/s/ JACK CONNER Jack Conner	Director and Chairman of the Board	March 16, 2007
/s/ WILLIAM DEL BIAGGIO, JR. William Del Biaggio, Jr.	Director	March 16, 2007
/s/ WALTER T. KACZMAREK Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principle Executive Officer)	March 16, 2007
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2007
/s/ ROBERT MOLES Robert Moles	Director	March 16, 2007
/s/ LON NORMANDIN Lon Normandin	Director	March 16, 2007
/s/ JACK PECKHAM Jack Peckham	Director	March 16, 2007
/s/ HUMPHREY POLANEN Humphrey Polanen	Director	March 16, 2007
/s/ CHARLES TOENISKOETTER Charles Toeniskoetter	Director	March 16, 2007
/s/ RANSON WEBSTER Ranson Webster	Director	March 16, 2007

HERITAGE COMMERCE CORP
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Commerce Corp
San Jose, California

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp as of December 31, 2006 and 2005, and the related consolidated income statements, statements of changes in shareholders’ equity and statements of cash flows for the years then ended. We also have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of Form 10-K, that Heritage Commerce Corp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage Commerce Corp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Heritage Commerce Corp maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLP
Oak Brook, Illinois
March 15, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Heritage Commerce Corp:

We have audited the accompanying consolidated statements of income, changes in shareholders’ equity, and cash flows of Heritage Commerce Corp and subsidiary (the “Company”) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Heritage Commerce Corp and subsidiary for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 30, 2005

HERITAGE COMMERCE CORP
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and due from banks	$34,285	$35,560
Federal funds sold	15,100	62,900
Total cash and cash equivalents	49,385	98,460
Securities available for sale, at fair value	172,298	198,495
Loans held for sale, at lower of cost or market	17,234	70,147
Loans, net of deferred costs	725,754	688,778
Allowance for loan losses	(9,279)	(10,224)
Loans, net	716,475	678,554
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	6,113	5,859
Company owned life insurance	36,174	34,735
Premises and equipment, net	2,539	2,541
Accrued interest receivable and other assets	36,920	41,718
Total assets	$1,037,138	$1,130,509

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$231,841	$248,009
Demand, interest bearing	133,413	157,330
Savings and money market	307,266	353,798
Time deposits, under $100	31,097	35,209
Time deposits, $100 and over	111,017	109,373
Brokered deposits, $100 and over	31,959	36,040
Total deposits	846,593	939,759
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	21,800	32,700
Accrued interest payable and other liabilities	22,223	22,731
Total liabilities	914,318	1,018,892

Shareholders' equity:
Preferred stock, no par value; 10,000,000
shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 11,656,943 in 2006 and 11,807,649 in 2005	62,363	67,602
Retained earnings	62,452	47,539
Unearned restricted stock award	-	(803)
Accumulated other comprehensive loss	(1,995)	(2,721)
Total shareholders' equity	122,820	111,617
Total liabilities and shareholders' equity	$1,037,138	$1,130,509

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED INCOME STATEMENTS
	Years Ended December 31,
(Dollars in thousands, except per share data)	2006	2005	2004
Interest income:
Loans, including fees	$61,859	$54,643	$43,593
Securities, taxable	7,614	7,042	6,418
Securities, non-taxable	182	205	297
Interest bearing deposits in other financial institutions	132	97	14
Federal funds sold	3,170	1,769	363
Total interest income	72,957	63,756	50,685

Interest expense:
Deposits	19,588	12,849	6,798
Notes payable to subsidiary grantor trusts	2,310	2,136	1,958
Repurchase agreements and other	627	922	892
Total interest expense	22,525	15,907	9,648

Net interest income before provison for loan losses	50,432	47,849	41,037
Provision for loan losses	(503)	313	666
Net interest income after provision for loan losses	50,935	47,536	40,371

Noninterest income:
Gain on sale of loans	4,008	2,871	3,052
Servicing income	1,860	1,838	1,498
Increase in cash surrender value of life insurance	1,439	1,236	1,031
Service charges and fees on deposit accounts	1,335	1,468	1,799
Gain on sale of leased equipment	0	299	0
Equipment leasing	0	131	871
Gain on sales of securities available-for-sale	0	0	476
Mortgage brokerage fees	0	0	168
Other	1,198	1,580	1,649
Total noninterest income	9,840	9,423	10,544

Noninterest expense:
Salaries and employee benefits	19,414	19,845	20,189
Occupancy	3,110	3,254	3,670
Professional fees	1,688	1,617	2,656
Advertising and promotion	1,064	985	1,090
Client services	1,000	1,404	1,044
Low income housing investment losses and writedowns	995	957	878
Data processing	806	661	722
Furniture and equipment	517	734	921
Retirement plan expense	352	619	306
Operational losses	9	37	2,219
Amortization of leased equipment	0	334	1,016
Other	5,313	4,786	4,527
Total noninterest expense	34,268	35,233	39,238

Income before income taxes	26,507	21,726	11,677
Income tax expense	9,237	7,280	3,199
Net income	$17,270	$14,446	$8,478

Earnings per share:
Basic	$1.47	$1.22	$0.73
Diluted	$1.44	$1.19	$0.71

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

	Common Stock		Unearned Restricted	Unallocated ESOP	Accumlated Other Comprehensive	Retained	Total Shareholders'	Comprehensive
(Dollars in thousands, except shares)	Shares	Amount	Stock Award	Shares	Income (Loss)	Earnings	Equity	Income
Balance, January 1, 2004	11,381,037	$65,234	$-	$(443)	$79	$24,615	$89,485
Net Income	-	-	-	-	-	8,478	8,478	$8,478
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net
of reclassification adjustment and deferred income taxes	-	-	-	-	(684)	-	(684)	(684)
Increase in pension liability, net of deferred income taxes	-	-	-	-	(1,125)	-	(1,125)	(1,125)
Total comprehensive income								$6,669
ESOP shares released	-	296	-	250	-	-	546
Common stock repurchased	(263,728)	(4,214)	-	-	-	-	(4,214)
Stock options exercised, including related tax benefits	552,528	6,093	-	-	-	-	6,093
Balance, December 31, 2004	11,669,837	67,409	-	(193)	(1,730)	33,093	98,579
Net Income	-	-	-	-	-	14,446	14,446	$14,446
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net
of reclassification adjustment and deferred income taxes	-	-	-	-	(664)	-	(664)	(664)
Increase in pension liability, net of deferred income taxes	-	-	-	-	(327)	-	(327)	(327)
Total comprehensive income								$13,455
ESOP shares released	-	284	-	193	-	-	477
Restricted stock award	51,000	926	(926)	-	-	-	-
Amortization of restricted stock award	-	-	123	-	-	-	123
Redemption payment on commom stock	-	(12)	-	-	-	-	(12)
Common stock repurchased	(300,160)	(5,732)	-	-	-	-	(5,732)
Stock options exercised, including related tax benefits	386,972	4,727	-	-	-	-	4,727
Balance, December 31, 2005	11,807,649	67,602	(803)	-	(2,721)	47,539	111,617
Net Income	-	-	-	-	-	17,270	17,270	$17,270
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net
of reclassification adjustment and deferred income taxes	-	-	-	-	377	-	377	377
Decrease in pension liability, net of deferred income taxes	-	-	-	-	349	-	349	349
Total comprehensive income								$17,996
Reclassification of unearned restricted stock award upon adoption
of Statement 123 (revised 2004)	-	(803)	803	-	-	-	-
Amortization of restricted stock award	-	154	-	-	-	-	154
Cash dividend declared on common stock, $0.20 per share	-	-	-	-	-	(2,357)	(2,357)
Common stock repurchased	(330,300)	(7,888)	-	-	-	-	(7,888)
Stock option expense	-	780	-	-	-	-	780
Stock options exercised, including related tax benefits	179,594	2,518	-	-	-	-	2,518
Balance, December 31, 2006	11,656,943	$62,363	$-	$-	$(1,995)	$62,452	$122,820

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,270	$14,446	$8,478
Adjustments to reconcile net income to net cash provided by
operating activities:
Net gain/loss on disposals of property and equipment	0	0	(17)
Depreciation and amortization	662	988	1,366
Provision for loan losses	(503)	313	666
Gain on sale of leased equipment	0	(299)	0
Gain on sales of securities available-for-sale	0	0	(476)
Deferred income tax benefit	(319)	(360)	(1,163)
Non-cash compensation expense related to ESOP plan	0	477	546
Stock option expense	780	0	0
Amortization of restricted stock award	154	123	0
Amortization (accretion) of discounts and premiums on securities	(1,087)	928	1,090
Gain on sale of loans	(4,008)	(2,871)	(3,052)
Proceeds from sales of loans held for sale	96,749	51,176	57,647
Originations of loans held for sale	(65,839)	(78,227)	(74,898)
Maturities of loans held for sale	26,011	26,510	13,763
Increase in cash surrender value of life insurance	(1,439)	(1,236)	(1,031)
Effect of changes in:
Accrued interest receivable and other assets	4,270	(7,181)	(3,948)
Accrued interest payable and other liabilities	1,562	4,909	4,540
Net cash provided by operating activities	74,263	9,696	3,511

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans (including purchase of $10,306 in 2006)	(37,418)	4,609	(64,712)
Purchases of securities available-for-sale	(64,018)	(26,087)	(127,662)
Maturities/Paydowns/Calls of securities available-for-sale	92,274	57,707	23,270
Proceeds from sales of securities available-for-sale	0	0	22,641
Sale of leased equipment	0	687	0
Purchases of company owned life insurance	0	(7,196)	0
Purchase of premises and equipment	(660)	(346)	(532)
Purchase of restricted stock and other investments	(254)	(1,164)	(2,191)
Net cash provided by (used in) investing activities	(10,076)	28,210	(149,186)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(93,166)	21,224	83,125
Payment of other liability	(1,469)	(2,299)	0
Exercise of stock options	2,518	4,727	6,093
Common stock repurchased	(7,888)	(5,744)	(4,214)
Payment of cash dividend	(2,357)	0	0
Net change in other borrowings	(10,900)	(15,100)	4,200
Net cash provided by (used in) financing activities	(113,262)	2,808	89,204
Net increase (decrease) in cash and cash equivalents	(49,075)	40,714	(56,471)
Cash and cash equivalents, beginning of year	98,460	57,746	114,217
Cash and cash equivalents, end of year	$49,385	$98,460	$57,746

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22,285	$15,291	$9,493
Income taxes	$4,781	$13,828	$3,080

Supplemental schedule of non-cash investing activity:
Transfer of commerical loans to loans held-for-sale	$0	$32,057	$0
Transfer of commercial loan held for sale to commercial loans	$0	$2,500	$0

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Heritage Commerce Corp (the “Company”) operates as a bank holding company. Effective January 1, 2003, Heritage Bank East Bay (“HBEB”), Heritage Bank South Valley (“HBSV”), and Bank of Los Altos (“BLA”) were merged into Heritage Bank of Commerce (“HBC” or “the Bank”). HBC is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara and Alameda counties, California. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994.

The consolidated financial statements include the accounts of the Company and its subsidiary bank. All inter- company accounts and transactions have been eliminated.

The Company also has four other subsidiaries, Heritage Capital Trust I and Heritage Statutory Trust I, formed in 2000, Heritage Statutory Trust II, formed in 2001, and Heritage Statutory Trust III, formed in 2002, which are Delaware statutory business trusts formed for the exclusive purpose of issuing trust preferred securities. These subsidiary trusts are not consolidated in the Company’s consolidated financial statements and the subordinated debt payable to subsidiary grantor trusts is recorded as debt of the Company to the related trusts.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, loan servicing rights, defined benefit pension obligation, interest-only strip receivables and the fair values of financial instruments are particularly subject to change.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold and purchased for one-day periods.

Cash Flows

Net cash flows are reported for customer loan and deposit transactions, and Federal funds purchased and repurchase agreements.

Securities

The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Securities available-for-sale are recorded at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of deferred income taxes, as a net amount within accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity. Securities held-to-maturity are recorded at amortized cost and are based on the Company’s positive intent and ability to hold the securities to maturity. As of December 31, 2006 and 2005, all the Company’s securities were classified as available-for-sale securities.

A decline in the market value of any available-for-sale or held-to-maturity security below amortized cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

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

Loans Held for Sale

The Company holds for sale the guaranteed portion of certain loans guaranteed by the Small Business Administration or the U.S. Department of Agriculture (collectively referred to as “SBA loans”). These loans are carried at the lower of cost or market, based on the aggregate value of the portfolio. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Gains or losses on SBA loans held for sale are recognized upon completion of the sale, and are based on the difference between the net sales proceeds and the relative fair value of the guaranteed portion of the loan sold compared to the relative fair value of the unguaranteed portion.

SBA loans are sold with servicing retained. The servicing assets that result from the sale of SBA loans consist of servicing rights and interest-only strip receivables.

The Company accounts for the sale and servicing of SBA loans based on the financial and servicing assets it controls and liabilities it has incurred, derecognizing financial assets when control has been surrendered, and derecognizing liabilities when extinguished. Servicing rights are measured at their fair value and are amortized in proportion to and over the period of net servicing income and are assessed for impairment on an ongoing basis. Impairment is determined by stratifying the servicing rights based on interest rates and terms. Any servicing assets in excess of the contractually specified servicing fees are reclassified at fair value as an interest-only (I/O) strip receivable and treated like an available for sale security. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance. The servicing rights, net of any required valuation allowance, and I/O strip receivable are included in other assets.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or maturity or payoff are stated at the principal amount outstanding net of deferred loan origination fees and costs. The majority of the Company’s loans are at variable interest rates. Interest on loans is accrued on the unpaid principal balance and is credited to income using the effective yield interest method.

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

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses. Loans are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by loan charge-offs, net of recoveries. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

The formula allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on the Company’s historical loss experience, adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The adjustment factors for the formula allowance may include existing general economic and business conditions affecting the key lending areas of the Company, in particular the technology industry and the real estate market, credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

Specific allowances are established for impaired loans, but the entire allowance is available for any loan, that in management’s judgment, should be charged off. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the note’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent. Commercial, land and construction and commercial real estate loans are individually evaluated for impairment. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Company Owned Life Insurance

The Company has purchased life insurance policies on certain directors and officers. Company owned life insurance is recorded at its cash surrender value or the amount that can be realized.

Premises and Equipment

Premises and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the lesser of the respective lease terms or estimated useful lives of five to fifteen years. The Company evaluates the recoverability of long-lived assets on an on-going basis.

Equipment under Operating Leases to Others

Equipment under operating leases where the Company was the lessor were carried at cost less accumulated depreciation based on the terms of the leases. This equipment represented a pool of electronic testing equipment available for short-term rentals purchased in 2002 from a third party, who serviced the leases. At December 31, 2004, the Company had $2,807,000 in equipment and $2,085,000 in accumulated depreciation related to these leases. Depreciation expense was $1,016,000 and rental revenue on the leases was $871,000 in 2004. The Company regularly evaluates this equipment for impairment. In 2004, the Company recorded a write-off on the electronic test equipment of $2,193,000 due to an impairment. In 2005, the Company sold all the electronic test equipment and recognized a gain on sale of $299,000.

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

Earnings per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 167,763, 25,225 and 14,336 stock options for 2006, 2005, and 2004 that were considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the years presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Year ended December 31,
	2006	2005	2004
Weighted average common shares outstanding - used in computing basic earnings per share	11,725,671	11,795,635	11,559,155
Dilutive effect of stock options outstanding,using the treasury stock method	230,762	311,595	427,701
Shares used in computing diluted earnings per share	11,956,433	12,107,230	11,986,856

Stock-Based Compensation

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

Statement of Financial Accounting Standards (“Statement”) No. 123, “Accounting for Stock-Based Compensation,” required the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method at the grant date of all stock options. Under Statement 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock option awards. Those models also require subjective assumptions, which affect the calculated values.

In December 2004, the FASB issued Statement 123 (revised 2004), “Share-Based Payment”. This Statement requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Measurement of the cost of employee service is based on the grant-date fair value of the equity or liability instruments issued. That cost is recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, liability awards will be remeasured each reporting period. Statement 123R replaces Statement 123, and supersedes APB Opinion 25. On April 14, 2005, the SEC issued rule 2005-57, which allowed companies to delay implementation of Statement 123R to the beginning of 2006.

The Company adopted Statement 123R on January 1, 2006, which has resulted in an increase in noninterest expense of $780,000 in 2006. The income tax benefit recognized in the income statement for stock option expense was $108,000 in 2006. Adoption of Statement 123R reduced net income by $672,000 in 2006, and decreased basic and diluted earnings per share by approximately $0.05 each. Operating and financing cash flows were not significantly affected by the adoption of Statement 123R. The Company elected the modified prospective method, under which prior periods are not revised for comparative purposes. The following table presents the Company’s pro forma net income and earnings per common share for 2005 and 2004 as if the Company had applied the requirements of Statement 123:

	Year ended December 31,
(Dollars in thousands, except per share data)	2005	2004
Net income as reported	$14,446	$8,478
Less: Compensation expense for stock options determined
under fair value method	(438)	(445)
Pro forma net income	$14,008	$8,033

Net income per common share - basic
As reported	$1.22	$0.73
Pro forma	$1.19	$0.69
Net income per common share - diluted
As reported	$1.19	$0.71
Pro forma	$1.16	$0.67

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which represents the changes in net assets during the period from non-owner sources. The Company’s sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and the liability related to the Company’s supplemental retirement plan. The items in other comprehensive income are presented net of deferred income tax effects. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains and losses.

The following is a summary of the components of other comprehensive income (loss):

	Year ended December 31,
(Dollars in thousands)	2006	2005	2004
Net unrealized gains (losses) on available-for-sale of securities and I/O strips during the year, including reclassification adjustment of the net realized security
gain of $346, net of tax of $130, in 2004 that was recognized in income	$650	$(1,212)	$(929)
Less: Deferred income tax on unrealized gains (losses) on
available-for-sale of securities and I/O strips	(273)	548	245
Net unrealized gains (losses) on available-for-sale
securities and I/O strips, net of deferred income tax	377	(664)	(684)
Pension liability adjustment during the year	601	(563)	(1,940)
Less: Deferred income tax on pension liability adjustment	(252)	236	815
Pension liability adjustment, net of deferred income tax	349	(327)	(1,125)
Other comprehensive income (loss)	$726	$(991)	$(1,809)

Accumulated other comprehensive income (loss) consisted of the following items, net of deferred tax, at year-end.

(Dollars in thousands)	2006	2005
Unrealized net losses on securities available-for-sale and I/O strips	$(892)	$(1,269)
Pension liability	(1,103)	(1,452)
Accumulated other comprehensive income (loss)	$(1,995)	$(2,721)

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

Reclassifications

Certain amounts in the 2005 and 2004 financial statements have been reclassified to conform to the 2006 presentation.

Adoption of Other New Accounting Standards

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end. Adoption of Statement 158 did not significantly change the method the Company used to account for its benefit plan since the Company’s supplemental retirement plan has no assets and the liability for benefits was previously measured as of each December 31 and recorded on the Company’s balance sheet.

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ended December 31, 2006.

Newly Issued but not yet Effective Accounting Standards

In February, 2006, FASB issued Statement 155, Accounting for Certain Hybrid Instruments. This standard amended the guidance in Statement 133, Accounting for Derivative Instruments and Hedging Activities, and Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only and principal-only strips are not subject to the requirements of Statement 133. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In March, 2006, FASB issued Statement 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in Statement 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, including a transfer of loans with servicing retained that meets the requirements for sale accounting. Statement 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In June 2006, FASB issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Adoption of EITF Issue 06-4 is not expected to have a material effect on the Company’s financial statements. In 2005, the Company began recognizing the cost of continuing life insurance coverage under split-dollar arrangements. The recorded liability for split-dollar life insurance coverage was $1,221,000 and 1,050,000 at December 31, 2006 and 2005, respectively.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue is not expected to have a material impact on the financial statements.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements 157, Fair Value Measurements, and 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of Statement 159’s effects on its financial statements.

(2) Securities

The amortized cost and estimated fair value of securities at year-end were as follows:

		Gross	Gross	Estimated
2006	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury	$6,000	$-	$(37)	$5,963
U.S. Government Agencies	59,610	27	(241)	59,396
Municipals - Tax Exempt	8,299	-	(157)	8,142
Mortgage-Backed Securities	93,150	74	(3,038)	90,186
Collateralized Mortgage Obligations	8,683	76	(148)	8,611
Total securities available-for-sale	$175,742	$177	$(3,621)	$172,298

		Gross	Gross	Estimated
2005	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury	$7,000	$-	$(80)	$6,920
U.S. Government Agencies	82,759	6	(724)	82,041
Municipals - Tax Exempt	8,480	-	(212)	8,268
Mortgage-Backed Securities	95,009	78	(3,219)	91,868
Collateralized Mortgage Obligations	9,663	-	(265)	9,398
Total securities available-for-sale	$202,911	$84	$(4,500)	$198,495

Securities classified as U.S. Government Agencies as of December 31, 2006 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

At year end 2006 and 2005, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
2006	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$-	$-	$5,963	$(37)	$5,963	$(37)
U.S. Government Agencies	35,078	(87)	11,456	(154)	46,534	(241)
Mortgage-Backed Securities	11,691	(65)	68,421	(2,973)	80,112	(3,038)
Municipals - Tax Exempt	-	-	8,142	(157)	8,142	(157)
Collateralized Mortgage Obligations	-	-	3,257	(148)	3,257	(148)
Total	$46,769	$(152)	$97,239	$(3,469)	$144,008	$(3,621)

	Less Than 12 Months		12 Months or More		Total
2005	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$5,924	$(76)	$996	$(4)	$6,920	$(80)
U.S. Government Agencies	8,094	(2)	69,990	(722)	78,084	(724)
Mortgage-Backed Securities	25,354	(584)	57,362	(2,635)	82,716	(3,219)
Municipals - Tax Exempt	1,891	(37)	6,227	(175)	8,118	(212)
Collateralized Mortgage Obligations	-	-	9,398	(265)	9,398	(265)
Total	$41,263	$(699)	$143,973	$(3,801)	$185,236	$(4,500)

At December 31, 2006, the Company held 99 securities, of which 73 had fair values below amortized cost. Fifty-two securities have been carried with an unrealized loss for over 12 months. Unrealized losses were primarily due to higher interest rates. No security sustained a downgrade in credit rating. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2006 or 2005.

The amortized cost and estimated fair values of securities as of December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$37,549	$37,434
Due after one through five years	38,498	38,095
Due after five through ten years	12,754	12,609
Due after ten years	86,941	84,160
Total	$175,742	$172,298

Sales of securities available-for-sale resulted in gross realized gains of $0, $0, and $477,000 in 2006, 2005, and 2004, respectively.

Securities with amortized cost of $53,708,000 and $64,445,000 as of December 31, 2006 and 2005 were pledged to secure public and certain other deposits as required by law or contract.

(3) Loans and Loan Servicing

Loans at year-end were as follows:

(Dollars in thousands)	2006	2005
Loans held for sale	$17,234	$70,147

Loans held for investment:
Commercial	300,611	256,713
Real estate - mortgage	239,041	237,566
Real estate - land and construction	143,834	149,851
Home equity	38,976	41,772
Consumer	2,422	1,721
Total loans	724,884	687,623
Deferred loan origination costs and fees, net	870	1,155
Allowance for loan losses	(9,279)	(10,224)
Loans, net	$716,475	$678,554

Real estate mortgage loans are primarily secured by mortgages on commercial property.

During 2006, HBC purchased $10,306,000 of home equity loans from another bank. The premium that HBC paid over the face value of the loans was insignificant. The purchased loans are considered to be of satisfactory credit quality.

Changes in the allowance for loan losses were as follows:

	Year ended December 31,
(Dollars in thousands)	2006	2005		2004
Balance, beginning of year	$10,224	$12,497		$13,451

Loans charged-off	(831)	(3,273)		(2,901)
Recoveries	389	1,358		1,562
Net loans charged-off	(442)	(1,915)		(1,339)
Provision for loan losses	(503)	313		666
Reclassification of allowance for loan losses	-	(671)	(1)	-
Reclassification to other liabilities	-	-		(281)	(2)
Balance, end of year	$9,279	$10,224		$12,497

(1)
The Company reclassified $671,000 of the allowance allocated to $32 million of commercial asset based loans that were reclassified to loans held-for-sale as of December 31, 2005. Thus, the carrying value of these loans held-for-sale includes an allowance for loan losses of $671,000.

(2)	The Company reclassified the allowance for loan losses on unused commitments of $281,000 to other liabilities as of December 31, 2004.

Impaired loans were as follows:

(Dollars in thousands)	2006	2005
Year-end loans with no allocated allowance for loan losses	$1,020	$1,150
Year-end loans with allocated allowance for loan losses	8,011	14,493
Total	$9,031	$15,643

(Dollars in thousands)	2006	2005	2004
Amount of the allowance for loan losses allocated at year-end	$1,226	$2,656	$250
Average of impaired loans during the year	$13,551	$16,823	$1,111
Cash basis interest income recognized during impairment	$28	$110	$36
Interest income during impairment	$1,012	$885	$36

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year-end:

(Dollars in thousands)	2006	2005
Loans past due over 90 days still on accrual	$451	$-
Nonaccrual loans	$3,866	$3,672

Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company’s loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and service) and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company’s lending operations are located in the Company’s market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans.

HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties:

(Dollars in thousands)	2006
Balance, beginning of year	$3,012
Advances on loans during the year	-
Repayment on loans during the year	(3,010)
Balance, end of year	$2

At December 31, 2006 and 2005, the Company serviced Small Business Administration and other guaranteed loans which it had sold to the secondary market of approximately $188,844,000 and $179,756,000.

Activity for loan servicing rights follows:

(Dollars in thousands)	2006	2005
Beginning of year balance	$2,171	$2,213
Additions	1,195	1,001
Amortization	(1,212)	(1,043)
End of year balance	$2,154	$2,171

Loan servicing income is reported net of amortization. There was no valuation allowance as of December 31, 2006 and 2005, as the fair market value of the assets was greater than the carrying value. The estimated fair value of loan servicing rights was $3,562,000 and $3,810,000 at December 31, 2006 and 2005.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA and other guaranteed loans. In recording the initial value of the servicing rights and the fair value of the I/O strip receivable, the Company uses estimates which are based on management’s expectations of future prepayment and discount rates. Management’s estimate of constant prepayment rate (“CPR”) was 17.7% and 15.0% for the years ended December 31, 2006 and 2005, respectively. The weighted average discount rate assumption was 9.8% and 9.0% at December 31, 2006 and 2005, respectively. These prepayment and discount rates were based on current market conditions and historical performance of the various loan pools. If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing rights may have to be adjusted through a charge to earnings. A corresponding decrease in the value of the I/O strip receivable would also be expected.

Management reviews key economic assumptions used in the FASB Statement 140 accounting model to establish the value of the I/O strip on a quarterly basis. The bank has completed a sensitivity analysis to determine the impact on the value of the asset in the event of a 10% and 20% adverse change, independently from any change in another key assumption. This test involved the CPR assumption and the discount rate assumptions. The value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or a significant increase in the discount rate.

At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows on the I/O strip to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$4,537
Weighted average life (in years)	4.5
Prepayment speed assumption (annual rate)	17.7%
Impact on fair value of 10% adverse change in prepayment speed (CPR 19.5%)	$(280)
Impact on fair value of 20% adverse change in prepayment speed (CPR 21.2%)	$(534)
Residual cash flow discount rate assumption (annual)	9.8%
Impact on fair value of 10% adverse change in discount rate (10.8% discount rate)	$(133)
Impact on fair value of 20% adverse change in discount rate (11.8% discount rate)	$(259)

Activity for I/O strip receivables in 2006 and 2005 follows:

(Dollars in thousands)	2006	2005
Beginning of year balance	$4,679	$3,954
Additions	1,272	1,398
Amortization	(1,229)	(1,226)
Unrealized (loss) gain	(185)	553
End of year balance	$4,537	$4,679

(4) Premises and Equipment

Premises and equipment at year end were as follows:

(Dollars in thousands)	2006	2005
Furniture and equipment	$4,704	$4,326
Leasehold improvements	4,420	4,553
	9,124	8,879
Accumulated depreciation and amortization	(6,585)	(6,338)
Premises and equipment, net	$2,539	$2,541

Depreciation expense was $662,000, $988,000, and $1,366,000 in 2006, 2005, and 2004, respectively.

(5) Deposits

The following table presents the scheduled maturities of time deposits, including brokered deposits, for the next five years:

(Dollars in thousands)	December 31, 2006
2007	$147,741
2008	17,536
2009	8,731
2010	65
2011	-
Total	$174,073

Deposits from executive officers, directors, and their affiliates were $3,582,000 at December 31, 2006.

(6) Borrowing Arrangements

FHLB Borrowings & Available Lines of Credit

The Company maintains a collateralized line of credit with the Federal Home Loan Bank (“the FHLB”) of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2006, the Company had no borrowings from the FHLB.

At December 31, 2006, the Company has Federal funds purchase arrangements and lines of credit available of $72,000,000.

Information about securities sold under repurchase agreements and short-term borrowings is summarized as follows:

	December 31,
(Dollars in thousands)	2006	2005
Average balance during the year	$25,429	$40,748
Average interest rate during the year	2.46%	2.26%
Maximum month-end balance during the year	$32,700	$57,800
Average rate at December 31,	2.56%	2.34%

Securities sold under agreements to repurchase are secured by mortgage-backed securities carried at $27,694,000 and $36,451,000, respectively, at December 31, 2006 and 2005.

The maturity of the Company’s securities sold under agreement to repurchase at December 31, 2006 is as follows:

(Dollars in thousands)	2007	2008	2009	Total
Repurchase agreements	$10,900	$10,900	$-	$21,800

Notes Payable to Subsidiary Grantor Trusts

The following is a summary of the notes payable to the Company’s subsidiary grantor trusts at December 31:

(Dollars in thousands)	2006	2005
Subordinated debentures due to Heritage Capital Trust I with interest payable semi-anually at 10.875%, redeemable with a
premium beginning March 8, 2010 and with no premium beginning
March 8, 2020 and due March 8, 2030	$7,217	$7,217

Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-anually at 10.6%, redeemable with a
premium beginning September 7, 2010 and with no premium beginning
September 7, 2020 and due September 7, 2030	7,206	7,206

Subordinated debentures due to Heritage Statutory Trust II with interest payable semi-anually based on 3-month Libor plus 3.58%
(8.96% at December 31, 2006), redeemable with a premium beginning
July 31, 2006 and with no premium beginning July 31, 2011 and
due July 31, 2031	5,155	5,155

Subordinated debentures due to Heritage Statutory Trust III with interest payable semi-anually based on 3-month Libor plus 3.40%
(8.77% at December 31, 2006), redeemable with no premium beginning
September 26, 2007 and due September 26, 2032	4,124	4,124

Total	$23,702	$23,702

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trusts.

(7) Income Taxes

Income tax expense consisted of the following:

	December 31,
(Dollars in thousands)	2006	2005	2004
Currently payable tax:
Federal	$7,472	$5,921	$3,439
State	2,084	1,719	923
Total currently payable	9,556	7,640	4,362

Deferred tax (benefit)
Federal	(258)	(292)	(844)
State	(61)	(68)	(319)
Total deferred tax (benefit)	(319)	(360)	(1,163)
Income tax expense	$9,237	$7,280	$3,199

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2006	2005	2004
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.6%	4.9%	7.9%
Low income housing credits	-3.9%	-4.3%	-5.3%
Non-taxable interest income	-0.2%	-0.3%	-2.6%
Increase in cash surrender value of life insurance	-1.9%	-2.0%	-8.8%
Other	0.2%	0.2%	1.2%
Effective tax rate	34.8%	33.5%	27.4%

Net deferred tax assets at year-end consist of the following:

(Dollars in thousands)	2006	2005
Deferred tax assets:
Allowance for loan losses	$3,901	$4,299
Deferred compensation	4,183	3,564
Securities available-for-sale and I/O strips	646	1,057
Postretirement benefit obligation	799	1,051
Loans held for sale	389	951
Fixed Assets	924	934
Accrued expenses	524	650
State income taxes	729	539
Other	322	2
Total deferred tax assets	12,417	13,047

Deferred tax liabilities:
FHLB Stock	(150)	(63)
Loan fees	(606)	(924)
Prepaid expenses	(277)	(240)
Other	(215)	(307)
Total deferred tax liabilities	(1,248)	(1,534)
Net deferred tax assets	$11,169	$11,513

The Company believes that it is more likely than not, that it will realize the above deferred tax assets in future periods; therefore, no valuation allowance has been provided against its deferred tax assets.

 (8) Stock option plan

The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. On May 25, 2006, the Company’s shareholders approved an amendment to the Heritage Commerce Corp 2004 Stock Option Plan by authorizing 550,000 additional shares available for option grants. As of December 31, 2006, there are 418,912 shares available for future grants under the Plan.

Option activity under the Plan is as follows:
		Weighted	Weighted Average	Aggregate
	Number	Average	Remaining Contractual	Intrinsic
Total Stock Options	of Shares	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2006	753,978	$12.92
Granted	222,400	$23.67
Exercised	(179,594)	$10.09
Forfeited or expired	(43,801)	$16.52
Outstanding at December 31, 2006	752,983	$16.56	7.1	$7,587,000
Exercisable at December 31, 2006	406,960	$12.76	5.5	$5,648,000

Information related to the stock option plan during each year follows:

	2006	2005	2004
Intrinsic value of options exercised	$2,435,000	$3,791,000	$3,793,000
Cash received from option exercise	$1,812,000	$3,641,000	$4,316,000
Tax benefit realized from option exercises	$706,000	$1,086,000	$1,777,000
Weighted average fair value of options granted	$7.57	$5.93	$5.03

As of December 31, 2006, there was $2,407,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plan. That cost is expected to be recognized over a weighted-average period of aproximately 2.2 years. The total fair value of options vested during 2006 is approximately $780,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2006	2005	2004
Expected life in months (1)	84	84	84
Volatility (1)	21%	21%	22%
Weighted average risk-free interest rate (2)	4.85%	4.14%	4.10%
Expected dividends (3)	0.85%	0%	0%

(1)
The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding. It is estimated based on historical experience. Volatility is based on the historical volatility of the stock price over the same period of the expected life of the option.

(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the option granted.

(3)
The Company began paying cash dividends on the common stock in 2006. Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

Forfeitures for options granted prior to 2006 were recognized as they occurred. Beginning in 2006, the Company estimates the impact of forfeitures based on historical experience, and has concluded that forfeitures have no significant effect on stock option expense. The Company issues new shares of common stock to satisfy stock option exercises.

The Company granted 51,000 restricted shares of its common stock to an executive officer pursuant to the terms of a restricted stock agreement, dated March 17, 2005. The grant price was $18.15. Under the terms of the agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided the executive officer is still with the Company, subject to accelerated vesting upon a change of control, termination without cause, termination by the executive officer for good reason (as defined by the executive employment agreement), death or disability. The fair value of stock award at the grant date was $926,000, which is being amortized to expense over the six-year vesting period on the straight-line method. Amortization expense was $154,000 in 2006 and $123,000 in 2005.

(9) Leases

Operating Leases

The Company leases its premises under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

(Dollars in thousands)
Year ending December 31,
2007	$2,027
2008	1,527
2009	1,305
2010	1,465
2011	1,457
Thereafter	4,978
Total	$12,759

Rent expense under operating leases was $2,375,000, $2,402,000, and $2,610,000, respectively, in 2006, 2005, and 2004.

(10) Benefit Plans

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company has made a discretionary matching contribution of up to $1,500 for each employee’s contributions in 2006, 2005 and 2004. Contribution expense was $279,000, $271,000, and $292,000 in 2006, 2005 and 2004.

The Company sponsors an employee stock ownership plan. The plan allows the Company to purchase shares on the open market and award those shares to employees. To be eligible to receive an award of shares under this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company, or its subsidiary, on December 31. Awards under this plan generally vest over four years. During 2006, 2005 and 2004, the Company made contributions of $400,000, $177,000, and $450,000 into the Plan. At December 31, 2006, the ESOP owned approximately 169,000 shares of the Company’s stock.

On September 7, 2001, the ESOP borrowed $1,000,000 from an unaffiliated third party lender to fund the purchase of common stock of the Company. This loan was paid off in June 2005. The loan was collateralized by the shares of the Company’s common stock held by the ESOP.

The Company has a nonqualified deferred compensation plan for its directors (“Deferral Plan”). Under the Deferral Plan, a participating director may defer up to 100% of his monthly board fees into the Deferral Plan for up to ten years. Amounts deferred earn interest. The director may elect a distribution schedule of up to ten years. The Company’s deferred compensation obligation of $484,000 and $417,000 as of December 31, 2006 and 2005 is included in “Accrued interest payable and other liabilities.”

The Company has purchased life insurance policies on the lives of directors who have agreed to participate in the Deferral Plan. It is expected that the earnings on these policies will offset the cost of the program. In addition, the Company will receive death benefit payments upon the death of the director. The proceeds will permit the Company to “complete” the deferral program as the director originally intended if he dies prior to the completion of the deferral program. The disbursement of deferred fees is accelerated at death and commences one month after the director dies.

In the event of the director’s disability prior to attainment of his benefit eligibility date, the director may request that the Board permit him to receive an immediate disability benefit equal to the annualized value of the director’s deferral account.

The Company has a supplemental retirement plan covering key executives and directors (“Plan”). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets. The combined number of active and retired/terminated participants in the Plan was 51 at December 31, 2006. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The Company has purchased insurance on the lives of the directors and executive officers in the plan. If the life insurance contract is terminated by the Company, the Company will have the obligation to pay the retirement and death benefits. The accrued pension obligation was $8,576,000 and $7,279,000 as of December 31, 2006 and 2005, respectively, and is included in “Accrued interest payable and other liabilities”. The Plan had accumulated other comprehensive expense before taxes of $1,902,000 and $2,503,000, respectively, as of December 31, 2006 and 2005. The measurement date of the plan is December 31.

The following table sets forth the nonqualified supplemental retirement defined benefit plan’s status at December 31:

(Dollars in thousands)	2006	2005	2004
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,782	$7,745	$3,962
Service cost	799	826	473
Interest cost	552	464	386
Actuarial (gain)/loss	(422)	842	2,223
Special termination benefits	-	-	765
Benefits paid	(233)	(95)	(64)
Projected benefit obligation at end of year	$10,478	$9,782	$7,745

(Dollars in thousands)	2006	2005	2004
Unfunded Status	$(10,478)	$(9,782)	$(7,745)
Unrecognized net actuarial (gain)/loss	1,902	2,503	1,940
Net amount recognized	$(8,576)	$(7,279)	$(5,805)

Accrued benefit liability	$(10,478)	$(9,782)	$(7,745)
Accumulated other comprehensive expense	1,902	2,503	1,940
Net amount recognized	$(8,576)	$(7,279)	$(5,805)

Weighted-average assumptions as of December 31
Discount rate	5.98%	5.68%	5.60%
Rate of compensation increase	N/A	N/A	N/A
Expected return on Plan assets	N/A	N/A	N/A

The following benefit payments, which reflect anticipated future events, as appropriate, are expected to be paid over the following years:

Year (Dollars in thousands)	Benefit Payments
2007	$239
2008	338
2009	412
2010	441
2011	553
2012 to 2016	5,226

The elements of pension costs for the nonqualified supplemental retirement defined benefit plan were as follows:

(Dollars in thousands)	2006	2005	2004
Components of net periodic benefits cost
Service cost	$799	$825	$473
Interest cost	552	464	386
Amortization of (gain)/loss	180	280	116
Net periodic benefit cost	1,531	1,569	975
Expense due to special termination benefits	-	-	765
Total expense	$1,531	$1,569	$1,740

The net periodic pension cost was determined using the following assumptions:

	2006	2005	2004
Discount rate in determining expense	5.68%	5.60%	6.25%
Discount rate in determining benefit obligations at year end	5.98%	5.68%	5.60%
Rate of increase in future compensation levels for determining expense	N/A	N/A	N/A
Rate of increase in future compensation levels for determining
benefit obligations at year end	N/A	N/A	N/A
Expected return on Plan assets	N/A	N/A	N/A

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

The carrying amounts and estimated fair values of the Company’s financial instruments at year-end were as follows:

	2006		2005
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amounts	Value	Amounts	Value
Assets
Cash and cash equivalents	$49,385	$49,385	$98,460	$98,460
Securities	172,298	172,298	198,495	198,495
Loans, including loans held for sale, net	733,709	723,302	748,701	733,217
FHLB and FRB Stock	6,113	6,113	5,859	5,859
Accrued interest receivable	4,876	4,876	4,383	4,383

Liabilities
Time deposits	$174,073	$173,953	$180,622	$180,884
Other deposits	672,520	672,520	759,137	759,137
Securities sold under agreement to repurchase	21,800	21,421	32,700	31,931
Notes payable subsidiary grantor trusts	23,702	25,820	23,702	26,050
Accrued interest payable	2,048	2,048	1,808	1,808

The following methods and assumptions were used to estimate the fair value in the table, above:

Cash and Cash Equivalents and Accrued Interest Receivable and Payable

The carrying amount approximates fair value because of the short maturities of these instruments.

Securities

Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer. The carrying amount is the estimated fair value for Federal Home Loan Bank and Federal Reserve Bank stock.

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

(12) Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

HBC is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

HBC’s exposure to credit loss in the event of non-performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. HBC uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. Credit risk is the possibility that a loss may occur because a party to a transaction failed to perform according to the terms of the contract. HBC controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

Commitments to extend credit as of December 31, 2006 and 2005 were as follows:

(Dollars in thousands)	2006	2005
Commitments to extend credit	$310,200	$328,031
Standby letters of credit	12,020	6,104
	$322,220	$334,135

Generally, commitments to extend credit as of December 31, 2006 are at variable rates, typically based on the prime rate (with a margin). Commitments generally expire within one year.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. HBC evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by HBC upon the extension of credit, is based on management’s credit evaluation of the borrower. Collateral held varies but may include cash, marketable securities, accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, and/or residential properties. Fair value of these instruments is not material.

Standby letters of credit are written with conditional commitments issued by HBC to guaranty the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

The Company is required to maintain noninterest bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2006, the Company maintained reserves of $5,246,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Claims

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

(13) Capital Requirements

The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 2006 and 2005, the Company and HBC meet all capital adequacy guidelines to which they are subject.

The most recent notification from the FDIC as of December 31, 2006 categorized HBC as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s actual and required consolidated capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital	$157,356	18.4%	$68,416	8.0%
(to risk-weighted assets)
Tier 1 Capital	$147,600	17.3%	$34,127	4.0%
(to risk-weighted assets)
Tier 1 Capital	$147,600	13.6%	$43,412	4.0%
(to average assets)

As of December 31, 2005
Total Capital	$144,142	15.3%	$75,528	8.0%
(to risk-weighted assets)
Tier 1 Capital	$133,715	14.2%	$37,764	4.0%
(to risk-weighted assets)
Tier 1 Capital	$133,715	11.6%	$46,308	4.0%
(to average assets)

HBC’s actual capital and required amounts and ratios are presented in the following table.

					To Be Well-Capitalized Under Prompt
	Actual		For Capital Adequacy Purposes		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital	$154,711	18.1%	$68,381	8.0%	$85,476	10.0%
(to risk-weighted assets)
Tier 1 Capital	$144,955	17.0%	$34,107	4.0%	$51,161	6.0%
(to risk-weighted assets)
Tier 1 Capital	$144,955	13.4%	$43,270	4.0%	$54,088	5.0%
(to average assets)

As of December 31, 2005
Total Capital	$142,776	15.2%	$75,180	8.0%	$93,975	10.0%
(to risk-weighted assets)
Tier 1 Capital	$132,349	14.1%	$37,590	4.0%	$56,385	6.0%
(to risk-weighted assets)
Tier 1 Capital	$132,349	11.3%	$46,896	4.0%	$58,620	5.0%

Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefore. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings, or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At December 31, 2006, the amount available for such dividends without prior regulatory approval was approximately $36,918,000 for HBC. Similar restrictions apply to the amounts and sum of loan advances and other transfers of funds from HBC to the parent Company.

(14) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets
	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and cash equivalents	$2,104	$2,776
Investment in subsidiary bank	143,175	131,297
Investment in subsidiary trusts	702	702
Other assets	1,131	1,117
Total assets	$147,112	$135,892

Liabilities and Shareholders' Equity
Notes payable to subsidiary trusts	$23,702	$23,702
Other liabilities	590	573
Shareholders' equity	122,820	111,617
Total liabilities and shareholders' equity	$147,112	$135,892

Condensed Statements of Income and Comprehensive Income
	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Interest income	$27	$63	$97
Dividend from subsidiary bank	10,000	-	-
Interest expense	(2,310)	(2,136)	(1,958)
Other expenses	(1,431)	(1,130)	(1,166)
Income (loss) before equity in undistributed net income of subsidiary bank	6,286	(3,203)	(3,027)
Equity in undistributed net income of subsidiary bank	9,666	16,576	10,676
Income tax benefit	1,318	1,073	829
Net income	17,270	14,446	8,478
Other comprehensive income (loss)	726	(991)	(1,809)
Comprehensive income	$17,996	$13,455	$6,669

Condensed Statements of Cash Flows
	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net Income	$17,270	$14,446	$8,478
Adjustments to reconcile net income to net cash provided by (used in) operations:
Amortization of restricted stock award	154	123	-
Equity in undistributed net income of subsidiary bank	(9,666)	(16,576)	(10,676)
Net change in other assets and liabilities	3	(944)	796
Net cash provided by (used in) operating activities	7,761	(2,951)	(1,402)

Cash flows from financing activities:
Exercise of stock options	1,812	3,641	4,316
Common stock repurchased	(7,888)	(5,732)	(4,214)
Dividends paid	(2,357)	-	-
Other, net	-	(12)	250
Net cash provided by (used in) financing activities	(8,433)	(2,103)	352
Net decrease in cash and cash equivalents	(672)	(5,054)	(1,050)
Cash and cash equivalents, beginning of year	2,776	7,830	8,880
Cash and cash equivalents, end of year	$2,104	$2,776	$7,830

(15) Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	For the Quarters Ended
(Dollars in thousands, except per share amounts)	12/31/06	09/30/06	06/30/06	03/31/06
Interest income	$18,737	$18,568	$18,392	$17,260
Interest expense	5,936	5,754	5,766	5,069
Net interest income	12,801	12,814	12,626	12,191
Provision for loan losses	100	0	(114)	(489)
Net interest income after provision for loan losses	12,701	12,814	12,740	12,680
Noninterest income	2,390	2,299	2,257	2,894
Noninterest expense	8,703	8,312	8,492	8,761
Income before income taxes	6,388	6,801	6,505	6,813
Income tax expense	2,036	2,448	2,316	2,437
Net income	$4,352	$4,353	$4,189	$4,376

Earnings per share
Basic	$0.37	$0.37	$0.35	$0.37
Diluted	$0.37	$0.36	$0.35	$0.36

	For the Quarters Ended
(Dollars in thousands, except per share amounts)	12/31/05	09/30/05	06/30/05	03/31/05
Interest income	$17,588	$16,469	$15,299	$14,400
Interest expense	4,773	4,269	3,668	3,197
Net interest income	12,815	12,200	11,631	11,203
Provision for loan losses	0	(494)	394	413
Net interest income after provision for loan losses	12,815	12,694	11,237	10,790
Noninterest income	2,204	2,224	2,638	2,357
Noninterest expense	8,567	8,478	8,878	9,310
Income before income taxes	6,452	6,440	4,997	3,837
Income tax expense	2,194	2,245	1,657	1,184
Net income	$4,258	$4,195	$3,340	$2,653

Earnings per share
Basic	$0.36	$0.36	$0.28	$0.23
Diluted	$0.35	$0.35	$0.27	$0.22

(16) Subsequent Event (Unaudited)

On February 8, 2007, the Company, HBC and Diablo Valley Bank (“Diablo”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other things, Diablo will merge with and into HBC, with HBC surviving the merger (the “Merger”) in a cash and stock transaction valued at approximately $70 million. The Merger Agreement has been unanimously approved by the Boards of Directors of the Company, HBC and Diablo. The Merger is subject to regulatory approval and approval by the Diablo shareholders. The transaction is expected to close during the second or third quarter of 2007.

EXHIBIT INDEX

		Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K or 8-A Dated	10-Q Dated	10-K Dated	Exhibit No.
2.1	Agreement and Plan of Merger, dated February 8, 2007, by and between Heritage Commerce Corp, Heritage Bank of Commerce and Diablo Valley Bank	X
3.1	Heritage Commerce Corp Restated Articles of Incorporation as Amended effective May 26, 2005			6/2/05			3.1
3.2	Heritage Commerce Corp Bylaws as amended to May 26, 2005			6/2/05			3.2
4.1	The indenture, dated as of March 23, 2000, between Heritage Commerce Corp, as Issuer, and the Bank of New York, as Trustee					4-6-01 (10-K/A Amendment No. 1)	4.1
4.2	Amended and restated Declaration of Trust, Heritage Capital Trust I, dated as of March 23, 2000					4-6-01 (10-K/A Amendment No. 1)	4.2
4.3	The indenture, dated as of September 7, 2000, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					4-6-01 (10-K/A Amendment No. 1)	4.3
4.4	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust I, dated as of September 7, 2000					4-6-01 (10-K/A Amendment No. 1)	4.4
4.5	The indenture, dated as of July 31, 2001, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					3/28/02	4.5
4.6	Amended and restated Declaration of Trust, Heritage Statutory Trust II, dated as of July 31, 2001	87				3/28/02	4.6
4.7	The indenture, dated as of September 26, 2002, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					3/28/03	4.7
4.8	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust III, dated as of September 26, 2002					3/28/03	4.8
10.1	Real Property Leases for properties located at 150 Almaden Blvd., San Jose.			6/21/05			10.1
10.2	Heritage Commerce Corp Management Incentive Plan			5/3/05			10.2
10.3	Employment agreement with Mr. McGovern dated July 16, 1998 *					3-31-99	10.3
10.4	Agreement between Fiserv Solutions, Inc. and Heritage Commerce Corp dated October 20, 2003					3-12-04	10.4
10.5	Employment agreement with Mr. Corsello dated May 11, 2001, with an amendment dated May 11, 2004 *					03/31/05	10.5
10.6	1994 Stock Option Plan and Form of Agreement		07/17/98				10.6
10.7	2004 Stock Option Plan and Form of Agreement		7/16/04				10.7
10.8	Employment agreement with Mr. Kaczmarek dated March 17, 2005 *			03/22/05			10.8
10.9	Restricted stock agreement with Mr. Kaczmarek dated March 17, 2005			03/22/05			10.9
10.10	2004 stock option agreement with Mr. Kaczmarek dated March 17, 2005			03/22/05			10.10
10.11	Non-qualified Deferred Compensation Plan					03/31/05	10.11
10.12	Director Deferred Fee Agreement with James R. Blair dated June 30, 1997	88				03/31/05	10.12
10.13	Director Deferred Fee Agreement with Jack Peckham dated June 30, 1997					03/31/05	10.13
10.14	Purchase Agreement dated January 31, 2006 between Heritage Commerce Corp and County Bank					3/28/06
10.15	Employment agreement with Raymond Parker dated May 16, 2005 *			5/18/05
10.16	Third Amendment to Lease for Registrant’s Principle Office			8/17/05
10.17	Fourth Amendment to Lease for Registrant’s Principle Office			8/17/05
10.18	Fourth Amendment to Sublease for Registrant’s Principle Office			6/21/05
10.19	Employment agreement with Richard Hagarty dated July 27, 2006*			8/1/06
21.1	Subsidiaries of the registrant	X
23.1	Consent of Deloitte & Touche LLP	X
23.2	Consent of Crowe Chizek and Company LLP	X
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	X
* Management contract or compensatory plan or arrangement.