Form 10-K/A
period 2006-12-31
HERITAGE COMMERCE CORP
filed 2007-04-02
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(MARK ONE)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, no par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐         Accelerated filer  ☒         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock as of June 30, 2006 ($24.69 per share), as reported on the Nasdaq Global Select Market, was approximately $258 million.

As of February 12, 2007, there were 11,658,109 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED	PARTS OF FORM 10-K INTO WHICH INCORPORATED
Definitive proxy statements for the Company’s 2007 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year ended December 31, 2006	Part III

PART II

Item 5.    Market for the Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Performance Graph

The following shall not be deemed incorporated by reference into any of our other filings under the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the stock performance of Heritage Commerce Corp from December 31, 2001 to December 31, 2006, to the performance of several specific industry indices. The performance of the S&P 500 index, Nasdaq Stock Index and Nasdaq Bank Stocks were used as comparisons to Heritage Commerce Corp’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Heritage Commerce Corp*	100.00	102.29	135.23	194.74	200.76	221.31
S&P 500*	100.00	76.63	96.85	105.56	108.73	123.54
NASDAQ - Total US*	100.00	68.47	102.72	111.54	113.07	123.84
NASDAQ Bank Index*	100.00	104.42	135.67	150.58	144.06	159.92

* Source:  SNL Financial Bank Information Group — (434) 977-1600

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: March 30, 2007	Heritage Commerce Corp

	By:	/s/ Walter T. Kaczmarek
Walter T. Kaczmarek
Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ Frank Bisceglia	Director	March 30, 2007
Frank Bisceglia

/s/ James Blair	Director	March 30, 2007
James Blair

/s/ Jack Conner	Director and Chairman of the Board	March 30, 2007
Jack Conner

/s/ William Del Biaggio, Jr.	Director	March 30, 2007
William Del Biaggio, Jr.

/s/ Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principle Executive	March 30, 2007
Walter T. Kaczmarek	Officer)

/s/ Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial	March 30, 2007
Lawrence D. McGovern	and Accounting Officer)

/s/ Robert Moles	Director	March 30, 2007
Robert Moles

/s/ Lon Normandin	Director	March 30, 2007
Lon Normandin

/s/ Jack Peckham	Director	March 30, 2007
Jack Peckham

/s/ Humphrey Polanen	Director	March 30, 2007
Humphrey Polanen

/s/ Charles Toeniskoetter	Director	March 30, 2007
Charles Toeniskoetter

/s/ Ranson Webster	Director	March 30, 2007
Ranson Webster

EXHIBIT INDEX
31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350