Form 10-Q
period 2007-03-31
HERITAGE COMMERCE CORP
filed 2007-05-10
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

    The Registrant had 11,636,828 shares of Common Stock outstanding on April 24, 2007.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Cash and due from banks	$33,718	$34,285
Federal funds sold	90,400	15,100
Total cash and cash equivalents	124,118	49,385
Securities available-for-sale, at fair value	164,800	172,298
Loans held for sale, at lower of cost or market	11,351	17,234
Loans, net of deferred costs	701,066	725,754
Allowance for loan losses	(9,014)	(9,279)
Loans, net	692,052	716,475

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	6,185	6,113
Company owned life insurance	36,519	36,174
Premises and equipment, net	2,446	2,539
Accrued interest receivable and other assets	33,593	36,920
Total assets	$1,071,064	$1,037,138

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$221,206	$231,841
Demand, interest bearing	141,395	133,413
Savings and money market	351,005	307,266
Time deposits, under $100	30,730	31,097
Time deposits, $100 and over	96,813	111,017
Brokered deposits, $100 and over	42,748	31,959
Total deposits	883,897	846,593
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	15,100	21,800
Accrued interest payable and other liabilities	22,333	22,223
Total liabilities	945,032	914,318

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 11,636,828 at March 31, 2007 and 11,656,943 at December 31, 2006	61,958	62,363
Retained earnings	65,786	62,452
Accumulated other comprehensive loss	(1,712)	(1,995)
Total shareholders' equity	126,032	122,820
Total liabilities and shareholders' equity	$1,071,064	$1,037,138

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Income Statements (Unaudited)
	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$14,670	$14,721
Securities, taxable	1,909	1,746
Securities, non-taxable	44	46
Interest bearing deposits in other financial institutions	32	18
Federal funds sold	579	729
Total interest income	17,234	17,260

Interest expense:
Deposits	4,785	4,319
Notes payable to subsidiary grantor trusts	581	562
Repurchase agreements and other	137	188
Total interest expense	5,503	5,069
Net interest income	11,731	12,191
Provision for loan losses	(236)	(489)
Net interest income after provision for loan losses	11,967	12,680

Noninterest income:
Gain on sale of loans	1,011	1,497
Servicing income	517	468
Increase in cash surrender value of life insurance	345	347
Service charges and fees on deposit accounts	274	327
Other	368	255
Total noninterest income	2,515	2,894

Noninterest expense:
Salaries and employee benefits	4,888	5,109
Occupancy	765	777
Professional fees	337	513
Low income housing investment losses and writedowns	237	264
Client services	230	300
Advertising and promotion	212	210
Data processing	203	181
Furniture and equipment	110	109
Retirement plan expense	61	88
Other	1,257	1,210
Total noninterest expense	8,300	8,761
Income before income taxes	6,182	6,813
Income tax expense	2,149	2,437
Net income	$4,033	$4,376

Earnings per share:
Basic	$0.35	$0.37
Diluted	$0.34	$0.36

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Shareholders' Equity (Unaudited)
Three Months Ended March 31, 2007 and 2006
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholder's	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income
	(Dollars in thousands, except share data)
Balance, January 1, 2006	11,807,649	$66,799	$47,539	$(2,721)	$111,617
Net Income	-	-	4,376	-	4,376	$4,376
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net of
deferred income taxes	-	-	-	(688)	(688)	(688)
Decrease in pension liability, net of
deferred income taxes	-	-	-	162	162	162
Total comprehensive income						$3,850
Amortization of restricted stock award	-	38	-	-	38
Dividend declared on commom stock, $0.05 per share	-	-	(591)	-	(591)
Commom stock repurchased	(32,000)	(739)	-	-	(739)
Stock options expense	-	175	-	-	175
Stock options exercised, including related tax benefits	59,197	847	-	-	847
Balance, March 31, 2006	11,834,846	$67,120	$51,324	$(3,247)	$115,197

Balance, January 1, 2007	11,656,943	$62,363	$62,452	$(1,995)	$122,820
Net Income	-	-	4,033	-	4,033	$4,033
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net of
deferred income taxes	-	-	-	268	268	268
Decrease in pension liability, net of
deferred income taxes	-	-	-	15	15	15
Total comprehensive income						$4,316
Amortization of restricted stock award	-	38	-	-	38
Dividend declared on commom stock, $0.06 per share	-	-	(699)	-	(699)
Commom stock repurchased	(35,000)	(892)	-	-	(892)
Stock options expense	-	215	-	-	215
Stock options exercised, including related tax benefits	14,885	234	-	-	234
Balance, March 31, 2007	11,636,828	$61,958	$65,786	$(1,712)	$126,032

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,033	$4,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150	174
Provision for loan losses	(236)	(489)
Stock option expense	215	175
Amortization of restricted stock award	38	38
Amortization (accretion) of discounts and premiums on securities	77	(303)
Gain on sale of loans	(1,011)	(1,497)
Proceeds from sales of loans held for sale	19,849	47,767
Originations of loans held for sale	(13,076)	(13,756)
Maturities of loans held for sale	120	6,888
Increase in cash surrender value of life insurance	(344)	(347)
Effect of changes in:
Accrued interest receivable and other assets	2,960	2,169
Accrued interest payable and other liabilities	137	(623)
Net cash provided by operating activities	12,912	44,572

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	24,659	(7,074)
Purchases of securities available-for-sale	(2,295)	(17,690)
Maturities/paydowns/calls of securities available-for-sale	10,340	29,392
Purchase of premises and equipment	(57)	(22)
Purchase of other investments	(73)	(59)
Net cash provided by investing activities	32,574	4,547

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	37,304	(5,026)
Payment of other liability	-	(1,205)
Exercise of stock options	234	847
Common stock repurchased	(892)	(739)
Payment of dividends	(699)	(591)
Net change in other borrowings	(6,700)	(6,600)
Net cash provided by (used in) financing activities	29,247	(13,314)
Net increase in cash and cash equivalents	74,733	35,805
Cash and cash equivalents, beginning of period	49,385	98,460
Cash and cash equivalents, end of period	$124,118	$134,265

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,050	$5,539
Income taxes	$-	$-

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)

1) Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2006. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

Certain amounts reported in previous consolidated financial statements have been reclassified to conform to the 2007 presentation.

The results for the three months ended March 31, 2007 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2007.

Adoption of New Accounting Standards

In February, 2006, FASB issued Statement 155, Accounting for Certain Hybrid Instruments. This standard amended the guidance in Statement 133, Accounting for Derivative Instruments and Hedging Activities, and Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation and clarifies which interest-only and principal-only strips are not subject to the requirements of Statement 133. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s financial statements.

In March, 2006, FASB issued Statement 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in Statement 140, with respect to the accounting for separately recognized servicing assets and servicing liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations, including a transfer of loans with servicing retained that meets the requirements for sale accounting. Statement 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by taxing authorities for years before 2003. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at March 31, 2007.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue did not have a material impact on the financial statements.

Newly Issued but not yet Effective Accounting Standards

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. Adoption of EITF Issue 06-4 is not expected to have a material effect on the Company’s financial statements. In 2005, the Company began recognizing the cost of continuing life insurance coverage under split-dollar arrangements. The recorded liability for split-dollar life insurance coverage was $1,249,000 and $1,082,000 at March 31, 2007 and 2006, respectively.

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

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements 157, Fair Value Measurements, and 107, Disclosures about Fair Value of Financial Instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of Statement 159’s potential effects on its financial statements.

2) Securities Available-for-Sale

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasuries	$-	$-	$6,000	$(15)	$6,000	$(15)
U.S. Government Agencies	13,449	(13)	19,507	(150)	32,956	(163)
Mortgage-Backed Securities	6,257	(27)	70,486	(2,604)	76,743	(2,631)
Municipals - Tax Exempt	-	-	7,971	(127)	7,971	(127)
Collateralized Mortgage Obligations	-	-	3,272	(134)	3,272	(134)
Total	$19,706	$(40)	$107,236	$(3,030)	$126,942	$(3,070)

As of March 31, 2007, the Company held 95 securities, of which 65 had fair values below amortized cost. Fifty-six securities have been carried with an unrealized loss for over 12 months. Unrealized losses were primarily due to higher interest rates. No security sustained a downgrade in credit rating. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2007.

Securities classified as U.S. Government Agencies as of March 31, 2007 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors such as political subdivisions (public funds) bankruptcy trustees and other contractual obligations such as repurchase agreements. Securities with fair value of $50,394,000 and $61,210,000 as of March 31, 2007 and 2006 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations. A portion of these deposits can only be secured by U.S. Treasury securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

3) Stock-Based Compensation

The Company has a stock option plan (the "Plan") for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of March 31, 2007, there are 415,793 shares available for future grants under the Plan. Option activity under the Plan is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
Total Stock Options	of Shares	Exercise Price	Contractual Life	Value
Options Outstanding at January 1, 2007	752,983	$ 16.56
Granted	7,000	$ 27.17
Exercised	(14,885)	$ 10.47
Forfeited or expired	(3,881)	$ 22.78
Options Outstanding at March 31, 2007	741,217	$ 16.75	6.9	$ 6,478,000
Exercisable at March 31, 2007	425,018	$ 13.37	5.6	$ 5,151,000

Information related to the stock option plan during the quarter ended March 31, 2007 and 2006 follows:

	2007	2006
Intrinsic value of options exercised	$220,000	$805,000
Cash received from option exercise	$156,000	$555,000
Tax benefit realized from option exercises	$78,000	$292,000
Weighted average fair value of options granted	$7.62	$8.56

As of March 31, 2007, there was $2,214,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

The following table presents the assumptions used to estimate the fair value of options granted during the three months periods ending March 31, 2007 and 2006, respectively:

	2007	2006
Expected life in months (1)	72	84
Volatility (1)	20%	24%
Risk-free interest rate (2)	4.71%	4.56%
Expected dividends (3)	0.88%	0.89%

(1)	Estimate based on historical experience. Volatility is based on the historical volatility of the stock over the most recent period that is generally commensurate with the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

The Company awarded 51,000 restricted shares of common stock to Walter T. Kaczmarek, President and Chief Executive Officer of the Company, pursuant to the terms of a Restricted Stock Agreement dated March 17, 2005. The grant price was $18.15. Under the terms of the Restricted Stock Agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided Mr. Kaczmarek is still with the Company. Compensation cost associated with the restricted stock issued is measured based on the market price of the stock at the grant date and is expensed on a straight-line basis over the service period. Restricted stock compensation expense for the three months ended March 31, 2007 and 2006 was $38,000.

4) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. There were 220,946 and 132,224 stock options for three months ended March 31, 2007 and 2006, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31,
	2007	2006
Weighted average common shares outstanding - used
in computing basic earnings per share	11,602,120	11,821,817
Dilutive effect of stock options outstanding,
using the treasury stock method	218,515	217,721
Shares used in computing diluted earnings per share	11,820,635	12,039,538

5)  Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which represents the changes in net assets during the period from non-owner sources. The Company's sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and the liability related to the Company's supplemental retirement plan. The items in other comprehensive income are presented net of deferred income tax effects. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized gains and losses. The Company’s comprehensive income was as follows:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Net Income	$4,033	$4,376
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale of securities
and I/O strips during the period	462	(1,186)
Deferred income tax	(194)	498
Net unrealized gains (losses) on available-for-sale
securities and I/O strips, net of deferred income tax	268	(688)

Pension liability adjustment during the period	26	279
Deferred income tax	(11)	(117)
Pension liability adjustment, net of deferred income tax	15	162
Other comprehensive income (loss)	283	(526)
Comprehensive income	$4,316	$3,850

6)	Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors (“Plan”). The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the three months ended March 31, 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$184	$200
Interest cost	155	138
Prior service cost	9	9
Amortization of loss	17	36
Net periodic cost	$365	$383

7)	Commitments and Contingencies

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

Commitments to extend credit as of March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Commitments to extend credit	$337,419	$310,200
Standby letters of credit	12,036	12,020
	$349,455	$322,220

Generally, commitments to extend credit as of March 31, 2007 are at variable rates, typically based on the prime rate (with a margin). Commitments generally expire within one year.

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

8)	Acquisition

On February 8, 2007, the Company, HBC and Diablo Valley Bank (“Diablo”) entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which among other things, Diablo will merge with and into HBC, with HBC surviving the merger (the “Merger”) in a cash and stock transaction valued at approximately $70 million. The Merger Agreement has been unanimously approved by the Board of Directors of the Company, HBC and Diablo. The Merger is subject to regulatory approval and approval by the Diablo shareholders. The Company has completed the application process with the SEC and has filed the necessary applications with the banking regulators. The transaction is expected to close during the second or third quarter of 2007. As of December 31, 2006, Diablo reported total assets of approximately $249 million.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, consummation of the acquisition of Diablo Valley Bank and the successful integration of its business, customers, employees and operations with the Company, changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or, in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, and other risks. All of the Company's operations and most of its customers are located in California. In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See “Item 1A - Risk Factors” in this Report on Form 10-Q and in Item 1-A- Risk Factors” in our Annual Report on Form 10-K for the Year ended December 31, 2006 for further discussions of factors that could case actual result to differ from forward looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

On February 8, 2007, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Diablo Valley Bank, a California banking corporation, pursuant to which among other things, Diablo will merge with and into Heritage Commerce Bank, the Company’s bank subsidiary, with HBC surviving the merger in a cash and stock transaction valued at the time of the agreement at approximately $70 million. The details of the Agreement are set forth in the Company's Annual Report on Form 10K for the year ended December 31, 2006. The transaction is subject to Diablo shareholder and regulatory approval from the Federal Reserve Board and the California Department of Financial Institutions. The transaction is expected to close in June or July of 2007.

Performance Overview

For the three months ended March 31, 2007, net income was $4.0 million, or $0.34 per diluted share, compared to $4.4 million, or $0.36 per diluted share, for the three months ended March 31, 2006. The Company’s Return on Average Assets was 1.57% and Return on Average Equity was 13.12% for the first quarter of 2007 compared to 1.59% and 15.53% a year ago.

The following are major factors impacting the Company’s results of operations:

•	Net interest income decreased 4% to $11.7 million in the first quarter of 2007 from $12.2 million in the first quarter of 2006, primarily due to a decrease in average interest earning assets.

•
Noninterest income decreased 13% to $2.5 million in the first quarter of 2007 from $2.9 million in the first quarter of 2006, due to a $671,000 nonrecurring gain on the sale of the Capital Group loan portfolio in the first quarter of 2006.

•	The efficiency ratio was 58.26% in the first quarter of 2007, compared to 58.08% in the first quarter of 2006.

•
A reverse provision for loan losses of $236,000 was recorded in the first quarter of 2007, compared to a reverse provision of $489,000 a year ago. The reverse provision in 2007 was due to continued improvement in credit quality and a decrease in total loans.

The following are important factors in understanding our current financial condition and liquidity position:

•	Total assets declined by $49 million, or 4%, to $1.07 billion at March 31, 2007 from $1.12 billion at March 31, 2006.

•	Gross loan balances (including loans held for sale) decreased by $14 million, or 2%, from March 31, 2006 to March 31, 2007.

Deposits

Growth in deposits is an important metric management uses to measure market share. The Company’s depositors are primarily located in its primary market area. Depending on loan demand and other funding requirements, the Company occasionally obtains deposits from wholesale sources including deposit brokers. The Company had $43 million in brokered deposits at March 31, 2007. The Company also seeks deposits from title insurance companies and real estate exchange facilitators. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

Lending

Our lending business originates primarily through our branch offices. The economy in our primary service area has continued to stabilize in 2007. Commercial loans increased from March 31, 2006 primarily from increased loan demand reflecting the improving economy in our primary service area. Commercial real estate mortgage loans increased from March 31, 2006, primarily due to general improvements in commercial income property markets. We will continue to use and improve existing products to expand market share at current locations.

Net Interest Income

The management of interest income and interest expense is fundamental to the performance of the Company. Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue. Management closely monitors both net interest income and the net interest margin (net interest income divided by average earning assets).

Increases in short-term interest rates contributed to growth in net interest income since the interest rate earned on a majority of the Company’s loan portfolio adjusts with the prime rate. Approximately 77% of the Company’s loan portfolio is indexed to the prime rate. The Federal Open Market Committee (“FOMC”) increased short term rates in one quarter percent increments in January, March, May, and June of 2006. The prime rate increased from 7.25% in January of 2006 to 8.25% in June of 2006. The prime rate has remained at 8.25% since June of 2006. The improvement in net interest margin in the first quarter of 2007 from a year ago is largely attributable to the FOMC action. Because of its focus on commercial lending to closely held businesses, the Company continues to have a high percentage of floating rate loans and other assets. Given the current volume, mix and repricing characteristics of our interest-bearing liabilities and interest-earning assets, we believe our interest rate spread is expected to increase slightly in a rising rate environment, and decrease slightly in a declining interest rate scenario.

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

Noninterest Income

While net interest income remains the largest single component of total revenues, noninterest income is an important component. A significant percentage of the Company’s noninterest income is associated with its SBA lending activity, either as gains on the sale of loans sold in the secondary market or servicing income from loans sold in the secondary market with retained servicing rights.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance. Over the last three years, the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. These initiatives included a reduction in staff and the consolidation of operations under the common Heritage Bank brand and restructuring each department. Management monitors progress in reducing noninterest expense through review of the Company’s efficiency ratio. The Company’s efficiency ratio was 58.26% in the first quarter of 2007 compared with 58.08% in the first quarter of 2006.

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well capitalized” at March 31, 2007. As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue. On February 7, 2006, the Board of Directors authorized the repurchase of up to an additional $10 million of common stock through June 30, 2007.

Starting in 2006, the Company initiated the payment of quarterly cash dividends. The Company’s general policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our financial condition and are not overly restrictive to our growth capacity. On February 6, 2007, the Company declared a $0.06 per share quarterly cash dividend. The dividend was paid on March 15, 2007, to shareholders of record on February 22, 2007. The Company expects to pay quarterly dividends through 2007.

RESULTS OF OPERATIONS

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of gains from the sale of loans, loan servicing fees, and customer service charges and fees as well as non-customer sources such as Company-owned life insurance. The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

In the first quarter of 2007, net interest income was $11.7 million, compared to $12.2 million in the first quarter of 2006. The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	For the Three Months Ended
	March 31,
	2007			2006
		Average	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:	(Dollars in thousands)
Loans, gross	$719,243	$14,670	8.27%	$740,397	$14,721	8.06%
Securities	173,320	1,953	4.57%	201,074	1,792	3.61%
Interest bearing deposits in other financial institutions	2,624	32	4.95%	2,838	18	2.57%
Federal funds sold	44,417	579	5.29%	65,560	729	4.51%
Total interest earning assets	939,604	$17,234	7.44%	1,009,869	$17,260	6.93%
Cash and due from banks	35,331			36,959
Premises and equipment, net	2,503			2,477
Other assets	62,537			64,943
Total assets	$1,039,975			$1,114,248

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$136,503	$765	2.27%	$157,993	$838	2.15%
Savings and money market	318,549	2,283	2.91%	348,130	2,081	2.42%
Time deposits, under $100	30,991	290	3.80%	34,210	246	2.92%
Time deposits, $100 and over	101,219	1,012	4.05%	108,273	821	3.08%
Brokered time deposits, $100 and over	41,435	435	4.26%	36,050	333	3.75%
Notes payable to subsidiary grantor trusts	23,702	581	9.94%	23,702	562	9.62%
Securities sold under agreement to repurchase	21,651	137	2.57%	32,553	188	2.34%
Total interest bearing liabilities	674,050	$5,503	3.31%	740,911	$5,069	2.77%
Demand, noninterest bearing	218,039			235,288
Other liabilities	23,244			23,781
Total liabilities	915,333			999,980
Shareholders' equity	124,642			114,268
Total liabilities and shareholders' equity	$1,039,975			$1,114,248

Net interest income / margin		$11,731	5.06%		$12,191	4.90%

Note: Yields and amounts earned on loans include loan fees of $0 and $261,000 for the three month periods ended March 31, 2007 and 2006, respectively. Nonaccrual loans are included in the average balance calculation above.

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

Volume and Rate Variances

	Three Months Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$(428)	$377	$(51)
Securities	(313)	474	161
Interest bearing deposits in other financial institutions	(3)	17	14
Federal funds sold	(276)	126	(150)
Total interest income from interest earnings assets	$(1,020)	$994	$(26)

Expense from the interest bearing liabilities:
Demand, interest bearing	$(119)	$46	$(73)
Savings and money market	(215)	417	202
Time deposits, under $100	(31)	75	44
Time deposits, $100 and over	(69)	260	191
Brokered time deposits, $100 and over	56	46	102
Notes payable to subsidiary grantor trusts	-	19	19
Securities sold under agreement to repurchase	(69)	18	(51)
Total interest expense on interest bearing liabilities	$(447)	$881	$434
Net interest income	$(573)	$113	$(460)

The Company’s net interest margin, expressed as a percentage of average earning assets, was 5.06% in the first quarter of 2007 relative to 4.90% in the first quarter of 2006, an increase of 16 basis points. A substantial portion of the Company’s earning assets are variable-rate loans that re-price when the Company’s prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This causes the Company’s balance sheet to be slightly asset-sensitive, which means that all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. This effect was visible during 2006, when the Company’s net interest margin rose in correlation to increases in short-term market interest rates.

Net interest income for 2007 decreased $460,000, or 4% from first quarter of 2006. The decrease in 2007 was due to the decrease in average earning assets. Average interest earning assets decreased 7% in the first quarter of 2007 from the first quarter of 2006. This decrease was primarily attributable to decreases in average loans and Federal funds sold. Average loans outstanding, including loans held for sale, decreased $21.2 million in the first quarter of 2007 over the average in the first quarter of 2006. Average Federal funds sold decreased $21.1 million in the first quarter of 2007 from the first quarter of 2006. Average interest bearing liabilities decreased 9% in the first quarter of 2007 from the first quarter of 2006. The Company’s average rate paid on interest bearing liabilities increased to 3.31% in the first quarter of 2007 from 2.77% in the first quarter of 2006.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense. A credit provision for loan losses is recorded if the allowance would otherwise be more than warranted because of a significant decrease in impaired loans or total loans or material net recoveries during a quarter. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings. The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area.

In the first quarter of 2007, the Company had a credit provision for loan losses of $236,000, compared to a credit provision for loan losses of $489,000 in the first quarter of 2006. The allowance for loan losses represented 1.29%, and 1.40% of total loans at March 31, 2007 and 2006, respectively. See additional discussion under the caption "Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	March 31,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Gain on sale of loans	$1,011	$1,497	$(486)	-32%
Servicing income	517	468	49	10%
Increase in cash surrender value of life insurance	345	347	(2)	-1%
Service charges and fees on deposit accounts	274	327	(53)	-16%
Other	368	255	113	44%
Total noninterest income	$2,515	$2,894	$(379)	-13%

For the three months ended March 31, 2007, noninterest income was $2.5 million compared to $2.9 million for the first quarter of 2006, due to a $671,000 pre-tax gain on sale of the Capital Group loan portfolio in the first quarter of 2006.

Noninterest income is primarily comprised of the gain on sale of SBA and other guaranteed loans, SBA loan-servicing income, and increase in cash surrender value of the Company owned life insurance. The Company has an ongoing program of originating SBA loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans.

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

Gain on sales of SBA loans contributed $1.0 million during the first quarter of 2007, compared to $0.8 million for the three months ended March 31, 2006. The Company sold its Capital Group loan portfolio, which consisted primarily of “factoring” type loans, during the first quarter of 2006, resulting in a gain on sale of $0.7 million. In first quarter 2007, the increase in cash surrender value of the Company owned life insurance was approximately the same as 2006. The decrease in deposit service charges and fees on deposit accounts was primarily because higher interest rates applied to collected balances created a waiver of (or credit against) service charges for many business customers.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	March 31,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$4,888	$5,109	$(221)	-4%
Occupancy	765	777	(12)	-2%
Professional fees	337	513	(176)	-34%
Low income housing investment losses and writedowns	237	264	(27)	-10%
Client services	230	300	(70)	-23%
Advertising and promotion	212	210	2	1%
Data processing	203	181	22	12%
Furniture and equipment	110	109	1	1%
Retirement plan expense	61	88	(27)	-31%
Other	1,257	1,210	47	4%
Total noninterest expense	$8,300	$8,761	$(461)	-5%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended March 31,
		Percent		Percent
	2007	of Total	2006	of Total
	(Dollars in thousands)
Salaries and employee benefits	$4,888	59%	$5,109	58%
Occupancy	765	9%	777	9%
Professional fees	337	4%	513	6%
Low income housing investment losses and writedowns	237	3%	264	3%
Client services	230	3%	300	3%
Advertising and promotion	212	3%	210	3%
Data processing	203	2%	181	2%
Furniture and equipment	110	1%	109	1%
Retirement plan expense	61	1%	88	1%
Other	1,257	15%	1,210	14%
Total noninterest expense	$8,300	100%	$8,761	100%

For the three months ended March 31, 2007, noninterest expense decreased $461,000, or 5%, from the same period in 2006. The efficiency ratio was 58.26% for the three months ended March 31, 2007, compared to 58.08% for the three months ended March 31, 2006.

Salaries and employee benefits, the single largest component of noninterest expenses decreased $221,000 for the three months ended March 31, 2007 from the same period in 2006. The decrease was primarily attributable to a reduction in bonus and employee stock option plan expense. Salaries and employee benefits as a percentage of total noninterest expense increased to 59% for the three months ended March 31, 2007 from 58% for the three months ended March 31, 2006.

Occupancy decreased $12,000 for the three months ended March 31, 2007 from same period in 2006. The decrease was primarily a result of lower premises repairs expense and premises insurance expense for the three months ended March 31, 2007. Occupancy cost as a percentage of total noninterest expense remained fairly constant at 9% for the three months ended March 31, 2007 and 2006.

Professional fees decreased $176,000 for the three months ended March 31, 2007 from the same period in 2006. The decrease was primarily attributable to decreases in audit expenses. Professional fees as a percentage of total noninterest expense decreased to 4% for the three months ended March 31, 2007 from 6% for the three months ended March 31, 2006.

Low income housing investment losses and writedowns decreased $27,000 for the three months ended March 31, 2007 from the same period in 2006. The decrease was primarily attributable to the lower amortization expense from two funds. Low income housing investment losses and writedowns as a percentage of total expense remained constant at 3% for the three months ended March 31, 2007 and 2006.

Client services decreased $70,000 for the three months ended March 31, 2007 from the same period in 2006. The decrease was primarily attributable to the decrease in service fees charged to the Company from third party vendors who have certain deposit accounts. Client services as a percentage of total noninterest expense remained constant at 3% for the three months ended March 31, 2007 and 2006.

Advertising and promotion costs increased $2,000 for the three months ended March 31, 2007 from the same period in 2006. The increase was primarily attributable to certain new sponsorships and promotions in 2007. Advertising and promotion as a percentage of total expense remained constant at 3% for the three months ended March 31, 2007 and 2006.

Data processing expense increased $22,000 for the three months ended March 31, 2007 from the same period in 2006. The increase was primarily attributable to a higher volume of data processing. Data processing expense as a percentage of total noninterest expense remained fairly constant at 2% for the three months ended March 31, 2007 and 2006.

Furniture and equipment expense increased $1,000 for the three months ended March 31, 2007 from the same period in 2006. The increase was primarily attributable to increase in small equipment purchases. Furniture and equipment expense as a percentage of total noninterest expense remained fairly constant at 1% for the three months ended March 31, 2007 and 2006.

Retirement plan expense decreased $27,000 for the three months ended March 31, 2007 from the same period in 2006. The Company increased the term life insurance coverage for directors in the first quarter of 2006 resulting higher expense. No adjustment was made in 2007. Retirement plan expense as a percentage of total noninterest expense remained fairly constant at 1% for the three months ended March 31, 2007 and 2006.

Other noninterest expenses increased $47,000 for the three months ended March 31, 2007 from the same period in 2006. The increase was primarily attributable to increases in telephone expense and stationery and supplies for business operations. Other noninterest expense as a percentage of total noninterest expense increased to 15% for the three months ended March 31, 2007 from 14% for the three months ended March 31, 2006.

Income Tax Expense

Income tax expense for the three months ended March 31, 2007 was $2.1 million, compared to $2.4 million for the same period in 2006. The following table shows the effective income tax rate for each period indicated.

	For the Three Months Ended
	March 31,
	2007	2006
Effective income tax rate	34.76%	35.77%

The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing and investments in tax-free municipal securities. The effective tax rate in the first quarter of 2007 is lower compared to the first quarter of 2006 because pre-tax income decreased while benefits from tax advantaged investments did not.

FINANCIAL CONDITION

As of March 31, 2007, total assets were $1.07 billion, compared to $1.12 billion as of March 31, 2006. Total securities available-for-sale (at fair value) were $165 million, a decrease of 11% from $186 million for 2006. The total loan portfolio (excluding loans held for sale) was $701 million, an increase of 1% from $696 million for 2006. Total deposits were $884 million, a decrease of 5% from $935 million for 2006. Securities sold under agreement to repurchase decreased $11 million, or 42%, to $15 million at March 31, 2007, from $26 million at March 31, 2006.

Securities Portfolio

The following table reflects the amortized cost and fair market values for each category of securities at the dates indicated:

Investment Portfolio

	March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$5,985	$5,905	$5,963
U.S. Government Agencies	53,081	73,794	59,396
Mortgage-Backed	89,479	90,837	90,186
Municipals - Tax Exempt	7,844	8,117	8,142
Collateralized Mortgage Obligations	8,411	7,515	8,611
Total	$164,800	$186,168	$172,298

The following table summarizes the amounts and distribution of the Company’s securities available-for-sale and the weighted average yields at March 31, 2007:

	March 31, 2007
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$5,985	3.50%	$-	-	$-	-	$-	-	$5,985	3.50%
U.S. Government Agencies	28,878	5.13%	24,203	4.68%	-	-	-	-	53,081	4.92%
Mortgage Backed	-	-	1,960	3.49%	6,919	4.43%	80,600	4.52%	89,479	4.49%
Municipals - non-taxable	3,780	2.80%	4,064	3.14%	-	-	-	-	7,844	2.98%
Collateralized Mortgage Obligations	-	-	-	-	5,273	5.60%	3,138	3.08%	8,411	4.66%
Total	$38,643	4.65%	$30,227	4.40%	$12,192	4.94%	$83,738	4.47%	$164,800	4.53%

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

The Company classifies all of its securities as “Available-for-Sale”. Accounting rules also allow for trading or “Held-to-Maturity” classifications, but the Company has no securities that would be classified as such. Even though management currently has the intent and the ability to hold the Company’s securities for the foreseeable future, they are all currently classified as available-for-sale to allow flexibility with regard to the active management of the Company’s investment portfolio. FASB Statement 115 requires available-for-sale securities to be marked to market with an offset to accumulated other comprehensive income, a component of shareholders’ equity. Monthly adjustments are made to reflect changes in the market value of the Company’s available-for-sale securities.

The Company’s investment portfolio is currently composed primarily of: (i) U.S. Treasury and Government Agency issues for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio. The amortized cost of securities pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law was $52 million and $62 million at March 31, 2007 and 2006, respectively.

Except for obligations of U.S. government agencies, no securities of a single issuer exceeded 10% of shareholders’ equity at March 31, 2007. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

In the first quarter of 2007, the investment portfolio declined by $21 million, or 11%, and decreased to 15% of total assets at March 31, 2007 from 17% at March 31, 2006. The overall change is not significant. U.S. Treasury and U.S. Agency securities decreased to 36% of the portfolio at March 31, 2007 from 43% at March 31, 2006. The decrease was primarily due to maturities of U.S. Government Agency securities. Municipal securities, mortgage-backed securities and collateralized mortgage obligations remained fairly constant in the portfolio in the first quarter of 2007 compared to the first quarter of 2006. The Company invests in securities with the available cash based on market conditions and the Company’s cash flow.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans (including loans held for sale) represented 67% of total assets at March 31, 2007, as compared to 65% at March 31, 2006. The ratio of net loans to deposits increased to 78% at March 31, 2007 from 73% at March 31, 2006. Demand for loans remains relatively strong in many areas within the Company’s markets and competition continues to intensify. To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structure loans.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

	March 31,		March 31,		December 31, 2006
	2007	% to Total	2006	% to Total	2006	% to Total
	(Dollars in thousands)
Commercial	$294,010	42%	$262,625	38%	$300,611	42%
Real estate - mortgage	239,082	34%	232,790	34%	239,041	33%
Real estate - land and construction	128,663	19%	156,468	22%	143,834	20%
Home equity	36,067	5%	41,429	6%	38,976	5%
Consumer	2,620	0%	1,495	0%	2,422	0%
Total loans	700,442	100%	694,807	100%	724,884	100%
Deferred loan costs	624		1,058		870
Allowance for loan losses	(9,014)		(9,748)		(9,279)
Loans, net	$692,052		$686,117		$716,475

Total loans (exclusive of loans held of sale) were $701 million at March 31, 2007, compared to $696 million at March 31, 2006. The Company’s allowance for loan losses was $9.0 million, or 1.29% of total loans, at March 31, 2007, as compared to $9.7 million, or 1.40% of total loan, at March 31, 2006. As of March 31, 2007 and 2006, the Company had $3.3 million and $2.5 million, respectively, in nonperforming assets.

The Company’s loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and real estate, with the balance in land development and construction and home equity and consumer loans. The change in the Company’s loan portfolio in the first quarter of 2007 from 2006 is primarily due to the increase in the commercial loan portfolio and commercial real estate mortgage loan portfolio, partially offset by a decrease in the real estate land and construction loan portfolio due to payoffs in the first quarter of 2007 and more competitive in this type of loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 58% and 63% of its net loans were secured by real property as of March 31, 2007 and 2006. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

As of March 31, 2007, real estate mortgage loans of $239 million consist of adjustable and fixed rate loans secured by commercial property, and loans secured by first mortgages on 1-4 family residential properties of $0.9 million. Home equity lines of credit are secured by junior deeds of trust on 1-4 family residential properties totaling $36 million. Properties securing the real estate mortgage loans are primarily located in the Company’s market area. While no specific industry concentration is considered significant, the Company’s lending operations are located in market areas that are dependent on the technology and real estate industries and their supporting companies. Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at present. The Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans.

The Company’s real estate term loans consist primarily of loans made based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company restricts real estate term loans to no more than 80% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that are easily sold in the secondary market may be granted for longer maturities.

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

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans. For HBC, these lending limits were $24 million and $39 million at March 31, 2007.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of March 31, 2007. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of March 31, 2007, approximately 77% of the Company’s loan portfolio consisted of floating interest rate loans.

Loan Maturities

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$275,982	$12,971	$5,057	$294,010
Real estate - mortgage	103,816	74,364	60,902	239,082
Real estate - land and construction	128,591	72	-	128,663
Home equity	36,067	-	-	36,067
Consumer	2,019	601	-	2,620
Total loans	$546,475	$88,008	$65,959	$700,442

Loans with variable interest rates	$515,428	$20,740	$64	$536,232
Loans with fixed interest rates	31,047	67,268	65,895	164,210
Total loans	$546,475	$88,008	$65,959	$700,442

Loan Servicing

As of March 31, 2007 and 2006, $194 million and $181 million, respectively, in SBA and U.S. Department of Agriculture loans were serviced by the Company to others.

Activity for loan servicing rights was as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Beginning of period balance at January 1,	$2,154	$2,171
Additions	316	289
Amortization	(280)	(299)
End of period balance at March 31,	$2,190	$2,161

Loan servicing income is included in Accrued Interest and Other Assets on the balance sheet and reported net of amortization. There was no valuation allowance as of March 31, 2007 and 2006, as the fair market value of the assets was greater than the carrying value.

Activity for I/O strip receivables was as follows:

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Beginning of period balance at January 1,	$4,537	$4,679
Additions	21	312
Amortization	(464)	(321)
Unrealized holding gain (loss)	(163)	(119)
End of period balance at March 31,	$3,931	$4,551

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

Nonperforming assets are comprised of the following: Loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due unless they are both well secured and in the process of collection); loans restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and other real estate owned (“OREO”). Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are continuously pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale.

The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated:

Nonperforming Assets

	March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Nonaccrual loans	$ 3,315	$ 2,292	$ 3,866
Loans 90 days past due and still accruing	-	238	451
Total nonperforming loans *	3,315	2,530	4,317
Other real estate owned	-	-	-
Total nonperforming assets	$3,315	$2,530	$4,317

Nonperforming assets as a percentage of
loans plus other real estate owned	0.47%	0.36%	0.60%

The balance of nonperforming assets at March 31, 2007 represents an increase of $0.8 million, or 31%, from March 31, 2006 levels. Nonperforming assets decreased by $1.0 million, or 23%, compared to December 31, 2006.

While the current level of nonperforming assets is relatively low, we recognize that an increase in the dollar amount of nonaccrual loans is possible in the normal course of business as we expand our lending activities. We also expect occasional foreclosures as a last resort in the resolution of some problem loans.

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

Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes periodic loan by loan review for certain loans to evaluate impairment, as well as detailed reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, collateral values, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination and independent loan review results, and current economic conditions in the Company’s marketplace, in particular the state of the technology industry and the real estate market. This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into two categories for purposes of determining an appropriate level of the allowance: Loans graded “Pass through Special Mention” and those graded “Substandard.”

Loans are charged against the allowance when management believes that the uncollectibility of the loan balance is confirmed. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

Specific allowances are established for impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral if the loan is collateral dependent or on the present value of expected future cash flows.

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

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, which consist of all loans internally graded as substandard, was $25 million and $14 million, respectively, at March 31, 2007 and 2006.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. On an ongoing basis, we have engaged outside firms to independently assess our methodology and perform independent credit reviews of our loan portfolio. The Company’s credit review consultants, the FRB and the DFI also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	For the Three Months Ended		For the Year Ended
	March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Balance, beginning of period / year	$9,279	$10,224	$10,224
Net charge-offs	(29)	13	(442)
Provision for loan losses	(236)	(489)	(503)
Balance, end of period/ year	$9,014	$9,748	$9,279

RATIOS:
Net charge-offs to average loans outstanding *	0.02%	-0.01%	0.06%
Allowance for loan losses to average loans *	1.29%	1.41%	1.32%
Allowance for loan losses to total loans *	1.29%	1.40%	1.28%
Allowance for loan losses to nonperforming loans	272%	385%	215%
* Average loans and total loans exclude loans held for sale

A reverse provision for loan losses of $236,000 was recorded in the first quarter of 2007, compared to a reverse provision of $489,000 a year ago. The reverse provision in the first quarter of 2007 was primarily due to a $1.0 million decrease in nonperforming loans and a $24.7 million decrease in total loans from the fourth quarter of 2006.

Net loans charged-off reflect the realization of losses in the portfolio that were recognized previously though provisions for loan losses. Net charge-offs were $29,000 in the first quarter of 2007, as compared to net recoveries of $13,000 in the first quarter of 2006. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits:

Deposits

	March 31, 2007		March 31, 2006		December 31, 2006
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest bearing	$221,206	25%	$243,816	26%	$231,841	27%
Demand, interest bearing	141,395	16%	154,277	16%	133,413	16%
Savings and money market	351,005	40%	352,304	38%	307,266	36%
Time deposits, under $100	30,730	3%	33,003	4%	31,097	4%
Time deposits, $100 and over	96,813	11%	115,293	12%	111,017	13%
Brokered deposits, $100 and over	42,748	5%	36,040	4%	31,959	4%
Total deposits	$883,897	100%	$934,733	100%	$846,593	100%

Total deposits at March 31, 2007 decreased $51 million, or 5%, compared to March 31, 2006. At March 31, 2007, noninterest bearing demand deposits decreased $23 million, or 9%, from March 31, 2006 primarily due to decreases in business checking accounts. Interest bearing demand deposits decreased $13 million, or 8%, primarily because the Company reduced certain high yield accounts; savings and money market deposits decreased $1 million, or less than 1%; time deposits decreased $20.8 million, or 14%; and brokered deposits increased $7 million, or 19%.

At March 31, 2007 and 2006, less than 1%, of deposits were from public sources and approximately 14% of deposits were from real estate exchange company, title company and escrow accounts.

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not seasonal in nature. The Company had brokered deposits totaling approximately $43 million, and $36 million at March 31, 2007 and 2006, respectively. These brokered deposits generally mature within one to three years. Brokered deposits are generally less desirable because of higher interest rates. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 and over as of March 31, 2007:

Deposit Maturity Distribution

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$51,737	37%
Over three months through six months	32,518	23%
Over six months through twelve months	37,234	27%
Over twelve months	18,072	13%
Total	$139,561	100%

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account. The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for the first quarter of 2007 and 2006:

	Three Months Ended
	March 31,
	2007	2006
Return on average assets	1.57%	1.59%
Return on average equity	13.12%	15.53%
Dividend payout ratio	17.33%	13.51%
Average equity to average assets	11.99%	10.26%

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations, and to meet obligations and other commitments in a timely and cost-effective fashion. At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity in such a fashion as to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the interest margin.

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes. The Company’s net loan to deposit ratio increased to 78% at March 31, 2007 from 73% at March 31, 2006, due to a decrease in deposits.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits at other banks, in Federal funds sold and in securities available for sale. The primary liquidity ratio is composed of net cash, non-pledged securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets. As of March 31, 2007, the Company’s primary liquidity ratio was 20.85%, comprised of $68.8 million in securities available for sale of maturities of up to five years, less $10.9 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $90.4 million, and $33.7 million cash and due from banks, as a percentage of total unsecured deposits of $873.0 million.

As of March 31, 2006, the Company’s primary liquidity ratio was 23.13%, comprised of $90.2 million in securities available for sale of maturities of up to five years, less $10.8 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $94.2 million and $40.1 million in cash and due from banks, as a percentage of total unsecured deposits of $924.0 million.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the quarters indicated:

	March 31,
	2007	2006
	(Dollars in thousands)
Average balance year-to-date	$21,651	$32,553
Average interest rate year-to-date	2.56%	2.34%
Maximum month-end balance during the quarter	$21,800	$32,700
Average rate at March 31,	2.56%	2.34%

Capital Resources

At March 31, 2007, the Company had total shareholders’ equity of $126 million, which included $62 million in common stock and $66 million in retained earnings.

The Company paid cash dividends totaling $0.7 million, or $0.06 per share, in the first quarter of 2007. The Company anticipates paying future dividends within the range of typical peer payout ratios provided, however, that no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less intangible assets, the unrealized net gains/losses (after tax adjustments) on securities available for sale and I/O Strips, which are carried at fair market value. Our Tier 2 Capital includes the amount of allowances for loan losses and off balance sheet credit losses.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$150,525	$139,704	$147,600
Tier 2 Capital	9,492	9,921	9,756
Total risk-based capital	$160,017	$149,625	$157,356

Risk-weighted assets	$844,645	$835,679	$855,715
Average assets for capital purposes	$1,043,076	$1,118,272	$1,087,502

				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	18.9%	17.9%	18.4%	8.00%
Tier 1 risk-based capital	17.8%	16.7%	17.3%	4.00%
Leverage (1)	14.4%	12.5%	13.6%	4.00%
(1)	Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of March 31, 2007.

At March 31, 2007 and 2006, and December 31, 2006, the Company’s capital met all minimum regulatory requirements. As of March 31, 2007, management believes that HBC was considered “Well Capitalized” under the Prompt Corrective Action Provisions.

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

The Company uses modeling software for asset/liability management to simulate the effects of potential interest rate changes on the Company’s net interest margin, and to calculate the estimated fair values of the Company’s financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company’s interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company’s investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or economic conditions stable (unchanged from current actual levels).

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

At March 31, 2007, it was estimated that the Company’s MV would increase 28.6% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 13.0% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of March 31, 2007 and 2006, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	September 30, 2006				September 30, 2005
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
(Dollars in thousands)	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	Dollars in thousands
Change in rates
+ 200 bp	$55,254	28.6%	23.44%	522	$41,775	18.8%	23.96%	379
0 bp	$-	0.0%	18.22%	0	$-	0.0%	20.17%	0
- 200 bp	$(25,106)	-13.0%	15.85%	(237)	$(66,765)	-30.1%	14.1%	(607)

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

CRITICAL ACCOUNTING POLICIES

General

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment speeds could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. The Company adopted Statement 123R on January 1, 2006, and elected the modified prospective method for expensing stock options, under which prior periods are not revised for comparative purposes. Other estimates that we use are related to the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method, although the economics of our transactions would be the same.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio. Our accounting for estimated loan losses is discussed under the heading “Allowance for Loan Losses” beginning on page 23.

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

Stock Based Compensation

We grant stock options to purchase our common stock to our employees and directors under the 2004 Plan. We also granted our chief executive officer restricted stock when he joined the Company. Additionally, we have outstanding options that were granted under an option plan from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of FASB Statement 123(Revised), “Share-Based Payments,” which we adopted effective January 1, 2006. We elected to use the modified prospective application in adopting Statement 123R and therefore have not restated results for prior periods. The valuation provisions of Statement 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled. Our results of operations for first quarter of 2007 and 2006 were impacted by the recognition of non cash expense related to the fair value of our share-based compensation awards as discussed in Note 3 to the consolidated financial statements.

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

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur or when options vest.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of March 31, 2007, the Company does not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item above. See page 28.

ITEM 4 - CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2007. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of March 31, 2007, the period covered by this report on Form 10Q.

During the three months ended March 31, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A - RISK FACTORS

A description of the risk factors associated with our business is contained in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. There are no material changes in the "Risk Factors" previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006.

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

As of March 31, 2007, repurchases of equity securities are presented in the table below.

				Approximate
			Total Number of	Dollar of Shares That
			Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan
3/9/2007	5,000	$25.21	5,000	$1,965,942
3/12/2007	5,000	$25.32	5,000	$1,839,343
3/13/2007	5,000	$25.90	5,000	$1,709,859
3/14/2007	5,000	$25.73	5,000	$1,581,220
3/15/2007	5,000	$25.98	5,000	$1,451,316
3/16/2007	5,000	$25.45	5,000	$1,324,053
3/19/2007	5,000	$24.86	5,000	$1,199,757
	35,000		35,000

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the three months ended March 31, 2007.

ITEM 5 - OTHER INFORMATION

None

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

Heritage Commerce Corp
Registrant

May 9, 2007	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

May 9, 2007	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
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