Form 10-Q
period 2007-06-30
HERITAGE COMMERCE CORP
filed 2007-08-09
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

    The Registrant had 13,375,163 shares of Common Stock outstanding on July 25, 2007.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Cash and due from banks	$45,881	$34,285
Federal funds sold	57,810	15,100
Total cash and cash equivalents	103,691	49,385
Securities available-for-sale, at fair value	169,498	172,298
Loans held for sale, at lower of cost or market	6,095	17,234
Loans, net of deferred origination costs	939,667	725,754
Allowance for loan losses	(11,104)	(9,279)
Loans, net	928,563	716,475

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	6,334	6,113
Company owned life insurance	37,900	36,174
Premises and equipment, net	9,186	2,539
Goodwill	43,172	-
Core deposit intangible asset	5,031	-
Accrued interest receivable and other assets	37,461	36,920
Total assets	$1,346,931	$1,037,138

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$266,404	$231,841
Demand, interest bearing	162,003	133,413
Savings and money market	448,528	307,266
Time deposits, under $100	33,735	31,097
Time deposits, $100 and over	143,544	111,017
Brokered deposits, $100 and over	65,439	31,959
Total deposits	1,119,653	846,593
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	10,900	21,800
Accrued interest payable and other liabilities	22,522	22,223
Total liabilities	1,176,777	914,318

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 13,375,163 at June 30, 2007 and 11,656,943 at December 31, 2006	103,498	62,363
Retained earnings	69,102	62,452
Accumulated other comprehensive loss	(2,446)	(1,995)
Total shareholders' equity	170,154	122,820
Total liabilities and shareholders' equity	$1,346,931	$1,037,138

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Income Statements (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:	(Dollars in thousands, except per share data)
Loans, including fees	$15,589	$15,344	$30,259	$30,065
Securities, taxable	1,940	1,932	3,848	3,678
Securities, non-taxable	42	45	86	91
Interest bearing deposits in other financial institutions	40	42	73	60
Federal funds sold	706	1,029	1,285	1,758
Total interest income	18,317	18,392	35,551	35,652

Interest expense:
Deposits	5,221	5,033	10,006	9,352
Notes payable to subsidiary grantor trusts	583	575	1,164	1,137
Repurchase agreements and other	120	158	257	346
Total interest expense	5,924	5,766	11,427	10,835
Net interest income	12,393	12,626	24,124	24,817
Provision for loan losses	-	(114)	(236)	(603)
Net interest income after provision for loan losses	12,393	12,740	24,360	25,420

Noninterest income:
Gain on sale of loans	695	842	1,706	2,339
Servicing income	534	441	1,050	909
Increase in cash surrender value of life insurance	353	360	697	707
Service charges and fees on deposit accounts	336	327	610	654
Other	344	287	713	542
Total noninterest income	2,262	2,257	4,776	5,151

Noninterest expense:
Salaries and employee benefits	4,685	4,653	9,573	9,762
Occupancy	770	774	1,535	1,551
Professional fees	401	334	738	847
Advertising and promotion	390	347	602	557
Client services	247	242	476	542
Data processing	197	161	401	342
Low income housing investment losses and writedowns	118	213	355	477
Furniture and equipment	119	148	229	257
Intangible amortization	18	-	18	-
Other	1,555	1,620	2,873	2,918
Total noninterest expense	8,500	8,492	16,800	17,253
Income before income taxes	6,155	6,505	12,336	13,318
Income tax expense	2,140	2,316	4,288	4,753
Net income	$4,015	$4,189	$8,048	$8,565

Earnings per share:
Basic	$0.34	$0.35	$0.69	$0.72
Diluted	$0.33	$0.35	$0.68	$0.71

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Shareholders' Equity (Unaudited)
Six Months Ended June 30, 2007 and 2006
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholder's	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income
	(Dollars in thousands, except share data)
Balance, January 1, 2006	11,807,649	$66,799	$47,539	$(2,721)	$111,617
Net Income	-	-	8,565	-	8,565	$8,565
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net of reclassification
adjustment and deferred income taxes	-	-	-	(1,143)	(1,143)	(1,143)
Decrease in minium pension liability, net of
deferred income taxes	-	-	-	183	183	183
Total comprehensive income						$7,605
Amortization of restricted stock award	-	76	-	-	76
Cash dividend declared on common stock, $0.10 per share	-	-	(1,182)	-	(1,182)
Common stock repurchased	(72,000)	(1,676)	-	-	(1,676)
Stock options expense	-	335	-	-	335
Stock options exercised	84,914	1,192	-	-	1,192
Balance, June 30, 2006	11,820,563	$66,726	$54,922	$(3,681)	$117,967

Balance, January 1, 2007	11,656,943	$62,363	$62,452	$(1,995)	$122,820
Net Income	-	-	8,048	-	8,048	$8,048
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net of reclassification
adjustment and deferred income taxes	-	-	-	(482)	(482)	(482)
Decrease in minimum pension liability, net of
deferred income taxes	-	-	-	31	31	31
Total comprehensive income						$7,597
Issuance of 1,732,298 shares to acquire Diablo Valley Bank	1,732,298	41,397	-	-	41,397
Amortization of restricted stock award	-	76	-	-	76
Cash dividend declared on common stock, $0.12 per share	-	-	(1,398)	-	(1,398)
Common stock repurchased	(60,200)	(1,497)	-	-	(1,497)
Stock options expense	-	483	-	-	483
Stock options exercised	46,122	676	-	-	676
Balance, June 30, 2007	13,375,163	$103,498	$69,102	$(2,446)	$170,154

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,048	$8,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	343
Provision for loan losses	(236)	(603)
Stock option expense	483	335
Amortization of core deposit intangible	18	-
Amortization of restricted stock award	76	76
Amortization (accretion) of discounts and premiums on securities	51	(436)
Gain on sale of loans	(1,706)	(2,339)
Change in loans held for sale	12,845	42,161
Increase in cash surrender value of life insurance	(697)	(707)
Effect of changes in:
Accrued interest receivable and other assets	2,539	4,234
Accrued interest payable and other liabilities	(1,411)	1,640
Net cash provided (used in) by operating activities	20,317	53,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(8,666)	(25,509)
Purchases of securities available-for-sale	(9,322)	(49,098)
Maturities/paydowns/calls of securities available-for-sale	23,536	54,786
Purchase of premises and equipment	(107)	(208)
Redempton (purchase) of other investments	496	(124)
Cash received in bank acquisition, net of cash paid	16,757	-
Net cash provided by (used in) investing activities	22,694	(20,153)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	24,414	(31,272)
Payment of other liability	-	(1,348)
Exercise of stock options	676	1,192
Common stock repurchased	(1,497)	(1,676)
Payment of dividends	(1,398)	(1,182)
Net decrease in securities sold under agreement to repurchase	(10,900)	(10,900)
Net cash provided by (used in) financing activities	11,295	(45,186)
Net increase in cash and cash equivalents	54,306	(12,070)
Cash and cash equivalents, beginning of period	49,385	98,460
Cash and cash equivalents, end of period	$103,691	$86,390

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,302	$10,833
Income taxes	$2,287	$-
Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed assets	$487	$-
Summary of assets acquired, and liabilities assumed through acquisition:
Cash and cash equivalents	$41,807	$-
Scurities available-for-sale	$12,214	$-
Net loans	$203,673	$-
Goodwill and other intangible asset	$48,221	$-
Premises and equipment	$6,847	$-
Corporate owned life insurance	$1,025	$-
Federal Home Loan Bank Stock	$717	-
Other assets, net	$2,301	$-
Deposits	$(248,646)	$-
Other liabilities	$(1,712)	$-
Common stock issued to acquire Diablo Valley Bank	$41,397	$-

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
Notes to Consolidated Financial Statements
June 30, 2007
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

The results for the three and six months ended June 30, 2007 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2007.

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

The Company adopted FIN 48 as of January 1, 2007.  Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of California.  The Company is no longer subject to examination by taxing authorities for years before 2003.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any amounts accrued for interest and penalties at June 30, 2007.

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

Newly Issued but not yet Effective Accounting Standards

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  Adoption of EITF Issue 06-4 is not expected to have a material effect on the Company’s financial statements.  In 2005, the Company began recognizing the cost of continuing life insurance coverage under split-dollar arrangements.  The recorded liability for split-dollar life insurance coverage was $1,277,000 and $1,113,000 at June 30, 2007 and 2006, respectively.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements 157, Fair Value Measurements, and 107, Disclosures about Fair Value of Financial Instruments.    This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not completed its evaluation of Statement 159’s potential effects on its financial statements.

2) Securities Available-for-Sale

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007:
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasury	$4,895	$6	$-	$-	$4,895	$6
U.S. Government Agencies	28,738	47	23,573	179	52,311	226
Mortgage-Backed	21,816	506	63,904	3,296	85,720	3,802
Municipals - Tax Exempt	-	-	6,877	112	6,877	112
Collateralized Mortgage Obligations	-	-	2,994	144	2,994	144
Total	$55,449	$559	$97,348	$3,731	$152,797	$4,290

As of June 30, 2007, the Company held 103 securities, of which 81 had fair values below amortized cost.  Fifty-four securities have been carried with an unrealized loss for over 12 months. Unrealized losses were primarily due to higher interest rates.  No security sustained a downgrade in credit rating.  The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.  Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2007.

Securities classified as U.S. Government Agencies as of June 30, 2007 and December 31, 2006 was issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors such as political subdivisions (public funds) bankruptcy trustees and other contractual obligations such as repurchase agreements.  Securities with fair value of $46,365,000 and $57,909,000 as of June 30, 2007 and 2006 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations.  A portion of these deposits can only be secured by U.S. Treasury securities.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

3) Stock-Based Compensation

The Company has a stock option plan (the “Plan”) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of June 30, 2007, there are 244,308 shares available for future grants under the Plan.  Option activity under the Plan is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
Total Stock Options	of Shares	Exercise Price	Contractual Life	Value
Options Outstanding at January 1, 2007	752,983	$ 16.56
Granted	194,500	$ 24.01
Exercised	(46,122)	$ 8.81
Forfeited or expired	(23,323)	$ 20.93
Options Outstanding at June 30, 2007	878,038	$ 18.50	7.5	$ 4,635,000
Exercisable at June 30, 2007	433,373	$ 14.41	6.0	$ 4,026,000

Information related to the stock option plan during the six months ended June 30, 2007 and 2006 follows:

	2007	2006
Intrinsic value of options exercised	$715,000	$1,188,000
Cash received from option exercise	$406,000	$785,000
Tax benefit realized from option exercises	$270,000	$407,000
Weighted average fair value of options granted	$6.74	$7.63

As of June 30, 2007, there was approximately $3,216,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plan.  That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

The following table presents the assumptions used to estimate the fair value of options granted during the three months periods ending June 30, 2007 and 2006, respectively:

	2007	2006
Expected life in months (1)	72	84
Volatility (1)	21%	22%
Risk-free interest rate (2)	4.68%	4.87%
Expected dividends (3)	1.00%	0.87%

(1)	Estimate based on historical experience. Volatility is based on the historical volatility of the stock over the most recent period that is generally commensurate with the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

The Company awarded 51,000 restricted shares of common stock to Walter T. Kaczmarek, President and Chief Executive Officer of the Company, pursuant to the terms of a Restricted Stock Agreement dated March 17, 2005.  The grant price was $18.15.  Under the terms of the Restricted Stock Agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided Mr. Kaczmarek is still with the Company.  Compensation cost associated with the restricted stock issued is measured based on the market price of the stock at the grant date and is expensed on a straight-line basis over the service period.  Restricted stock compensation expense for the three and six months ended June 30, 2007 and 2006 were $38,000 and $76,000, respectively.

4) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method.  There were 337,174 and 92,174 stock options for three months ended June 30, 2007 and 2006 and 279,381 and 90,096 for six months ended June 30, 2007 and 2006, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share.  For each of the periods presented, net income is the same for basic and diluted earnings per share.  Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average common shares outstanding - used
in computing basic earnings per share	11,798,627	11,835,202	11,700,374	11,828,510
Dilutive effect of stock options outstanding,
using the treasury stock method	187,608	195,844	198,605	202,751
Shares used in computing diluted earnings per share	11,986,235	12,031,046	11,898,979	12,031,261

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net Income	$4,015	$4,189	$8,048	$8,565
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale of securities
and I/O strips during the period	(1,293)	(784)	(830)	(1,833)
Deferred income tax	543	329	348	690
Net unrealized gains (losses) on available-for-sale
securities and I/O strips, net of deferred income tax	(750)	(455)	(482)	(1,143)

Pension liability adjustment during the period	26	36	53	316
Deferred income tax	(11)	(15)	(22)	(133)
Pension liability adjustment, net of deferred income tax	15	21	31	183
Other comprehensive income (loss)	(735)	(434)	(451)	(960)
Comprehensive income	$3,280	$3,755	$7,597	$7,605

6)	Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors (“Plan”).  The Plan is a nonqualified defined benefit plan.  Benefits are unsecured as there are no Plan assets.  The following table presents the amount of periodic cost recognized for the three months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$184	$200	$368	$400
Interest cost	155	138	310	276
Prior service cost	9	9	18	18
Amortization of loss	17	36	34	72
Net periodic cost	$365	$383	$730	$766

7)	Commitments and Contingencies

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

Heritage Bank of Commerce's exposure to credit loss in the event of non-performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. HBC uses the same credit policies in making commitments and conditional obligations as it does for loans. Credit risk is the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of the contract. HBC controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

Commitments to extend credit as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Commitments to extend credit	$436,650	$310,200
Standby letters of credit	12,154	12,020
	$448,804	$322,220

Generally, commitments to extend credit as of June 30, 2007 are at variable rates, typically based on the prime rate (with a margin). Commitments generally expire within one year.

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

The Company completed its acquisition of Diablo Valley Bank on June 20, 2007.  The transaction was valued at approximately $65 million, including payments for cancellation of options for Diablo Valley Bank common stock.  The merger consideration consisted of approximately $24 million in cash and the issuance of 1,732,298 shares of the Company’s common stock in exchange for all outstanding Diablo Valley Bank shares and stock options.  Prior to closing, Diablo Valley Bank redeemed all of its outstanding Series A Preferred Stock for an aggregate of approximately $6.7 million in cash (including dividend payments).  The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2007 include preliminary purchase accounting adjustments to record the assets and liabilities of Diablo Valley Bank at their estimated fair values.  The purchase accounting adjustments are subject to further refinement as more information becomes available.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of finalizing the purchase accounting for the acquisition.

Cash and cash equivalents	$41,807
Securities available-for-sale	12,214
Net loans	203,673
Goodwill	43,172
Core deposit intangible asset	5,049
Premises and equipment	6,847
Corporate owned life insurance	1,025
Federal Home Loan Bank Stock	717
Other assets, net	2,301
Total assets acquired	316,805

Deposits	(248,646)
Other liabilities	(1,712)
Total liabilities	(250,358)
Net assets acquired	$66,447

The Company’s cost to acquire Diablo Valley Bank is summarized as follows:

Cash paid to Diablo Valley Bank common shareholders and stock option holders	$24,000
Common stock issued to Diablo Valley Bank shareholders	41,397
Total consideration	65,397
Professional fees and other acquisition costs	1,050
Net assets acquired	$66,447

The results of operations of Diablo Valley Bank for the ten day period starting on June 21, 2007 to June 30, 2007 are included in the income statement of the combined entity. Diablo Valley Bank was acquired by the Company for several reasons.  Diablo Valley Bank was a profitable and fast growing bank in a geographic area where the Company wanted to expend.  Diablo Valley Bank had experienced staff and the acquisition also enhanced the Company’s position in the East Bay area in the cities of Danville and Pleasanton. The Company believes it can achieve significant cost savings from merging Diablo Valley Bank into Heritage Bank of Commerce.

The following table presents pro forma information for the periods ended June 30 as if the acquisition had occurred at the beginning of the period presented.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and is not intended to be a projection of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Net interest income	$14,651	$14,724	$28,778	$28,875
Net income	$4,486	$4,347	$8,845	$8,895
Net income per share - basic	$0.34	$0.32	$0.66	$0.66
Net income per share - diluted	$0.33	$0.32	$0.65	$0.65

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, consummation of the acquisition of Diablo Valley Bank and the successful integration of its business, customers, employees and operations with the Company, changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or, in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, and other risks. All of the Company's operations and most of its customers are located in California.  In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See “Item 1A – Risk Factors” in this Report on Form 10-Q and in Item 1-A- Risk Factors” in our Annual Report on Form 10-K for the Year ended December 31, 2006 for further discussions of factors that could cause actual result to differ from forward looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

The merger with Diablo Valley Bank was completed on June 20, 2007 for approximately $65 million payable in approximately $24 million in cash and 1,732,298 shares of the Company’s common stock. The unaudited consolidated financial statements of the Company for the three and six months ended June 30, 2007 includes preliminary purchase accounting adjustments to record the assets and liabilities of Diablo Valley Bank at their estimated fair values.  The Company recorded goodwill in connection with the transaction of $43,172,000 and a core deposit intangible asset of $5,049,000. The 10 day period from the closing date to June 30, 2007 did not result in a material effect on the Company’s revenues and expenses, net interest margin, or net income.

Performance Overview

For the three months and six months ended June 30, 2007, consolidated net income was $4.0 million and $8.0 million, compared to $4.2 million and $8.6 million for the three and six months ended June 30, 2006, a decrease of 4% and 6%, respectively.  Earnings per diluted share were $0.33 and $0.68 for the three and six months ended June 30, 2007, compared to $0.35 and $0.71 for the three and six months ended June 30, 2006, a decrease of 6% and 4%, respectively. The Company’s return on average assets and return on average equity for the three months ended June 30, 2007 were 1.50% and 12.17%, compared to 1.50% and 14.35%, for the same period in 2006, respectively.  Returns on average assets and average equity for the first six months of 2006 were 1.53% and 12.63%, compared to 1.55% and 14.93% for the first six months of 2006, respectively.

The following are major factors impacting the Company’s results of operations:

•
Net interest income decreased 2% to $12.4 million for the three months ended June 30, 2007, compared to $12.7 million for the three months ended June 30, 2006 and decreased 3% for the six months ended June 30, 2007 compared to 2006, primarily due to a decrease in average interest earning assets.

•
Noninterest income remained at $2.3 million for the three months ended June 30, 2007 compared to the three months ended June 30, 2006.  Year-to-date noninterest income decreased 7% for the six months ended June 30, 2007 from 2006 primarily due to a decrease of 27% in 2007 in gain on sale of loans, or $633,000, compared to 2006.  The six month period in 2006 also benefited from a $671,000 nonrecurring gain on the sale of the Capital Group loan portfolio in the first quarter of 2006.

•	The efficiency ratio was 58.00% and 58.13% for the three and six months ended June 30, 2007 compared to 57.06% and 57.57% for the three and six months ended June 30, 2006, respectively.

•
No provision for loan losses was recorded in the second quarter of 2007 compared to a reverse provision for loan losses of $114,000 in the second quarter of 2006.  The year-to-date reverse provision for loan losses was $236,000 in 2007 compared to a reverse provision of $603,000 a year ago.  The reverse provision in 2007 was due to continued improvement in credit quality.

•
Nonperforming assets at June 30, 2007 increased to $6.3 million, or 290%, from June 30, 2006 levels.  Nonperforming assets increased by $2.0 million, or 46%, compared to December 31, 2006.  Approximately $3.7 million of the nonperforming assets were acquired in the Diablo Valley Bank merger.

Deposits

Growth in deposits is an important metric management uses to measure market share.  The Company’s depositors are primarily located in its primary market area.  Depending on loan demand and other funding requirements, the Company occasionally obtains deposits from wholesale sources including deposit brokers.  The Company had $65 million in brokered deposits at June 30, 2007.  The Company also seeks deposits from title insurance companies and real estate exchange facilitators.  The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.  As a result of the merger with Diablo Valley Bank, deposits increased $257 million.

Lending

Our lending business originates primarily through our branch offices.  The economy in our primary service area has continued to stabilize in 2007.  Commercial loans increased for the period ended June 30, 2007 from June 30, 2006, primarily from increased loan demand reflecting the improving economy in our primary service area.  Commercial real estate mortgage loans increased for the period ended June 30, 2007 from June 30, 2006, primarily due to general improvements in commercial income property markets.  We will continue to use and improve existing products to expand market share at current locations.  As a result of the merger with Diablo Valley Bank, loans increased $214 million.

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

Increases in short-term interest rates contributed to growth in net interest income since the interest rate earned on a majority of the Company’s loan portfolio adjusts with the prime rate.  Approximately 76% of the Company’s loan portfolio is indexed to the prime rate.  The Federal Open Market Committee (“FOMC”) increased short term rates in one quarter percent increments in January, March, May, and June of 2006.  The prime rate increased from 7.25% in January of 2006 to 8.25% in June of 2006.  The prime rate has remained at 8.25% since June of 2006. The improvement in net interest margin in the second quarter of 2007 from a year ago is largely attributable to the FOMC action.  Because of its focus on commercial lending to closely held businesses, the Company continues to have a high percentage of floating rate loans and other assets.  Given the current volume, mix and repricing characteristics of our interest-bearing liabilities and interest-earning assets, we believe our interest rate spread is expected to increase slightly in a rising rate environment, and decrease slightly in a declining interest rate scenario.

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

Noninterest Income

While net interest income remains the largest single component of total revenues, noninterest income is an important component.  A significant percentage of the Company’s noninterest income is associated with its SBA lending activity, either as gains on the sale of loans sold in the secondary market or servicing income from loans sold with servicing retained. However, beginning in the third quarter of 2007, the Company decided to change its strategy regarding its SBA loan business.  The Company will retain most new SBA production in lieu of selling it.  As a result, the Company expects its noninterest income will be lower in the second half of 2007 compare to the second half of 2006.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance.  Over the last three years, the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency.  These initiatives included a reduction in staff and the consolidation of operations under the common Heritage Bank brand and restructuring each department.  Management monitors progress in reducing noninterest expense through review of the Company’s efficiency ratio.  The Company’s efficiency ratio was 58.00% in the second quarter of 2007 compared with 57.06% in the second quarter of 2006, and 58.13% for the six months ended June 30, 2007 compared to 57.57% in 2006.

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well capitalized” at June 30, 2007.  As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.  On July 26, 2007, the Board of Directors authorized the repurchase of up to an additional $30 million of common stock over the next two years.

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

Average Balance, Rate and Yield

	For the Three Months Ended
	June 30,
	2007			2006
		Average	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:	(Dollars in thousands)
Loans, gross	$743,160	$15,589	8.41%	$735,311	$15,344	8.37%
Securities	171,896	1,982	4.62%	195,743	1,977	4.05%
Interest bearing deposits in other financial institutions	3,243	40	4.95%	2,728	42	6.18%
Federal funds sold	53,717	706	5.27%	83,508	1,029	4.94%
Total interest earning assets	972,016	$18,317	7.56%	1,017,290	$18,392	7.25%
Cash and due from banks	33,305			36,224
Premises and equipment, net	3,111			2,393
Other assets	66,839			64,201
Total assets	$1,075,271			$1,120,108

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$141,230	$780	2.22%	$148,635	$830	2.24%
Savings and money market	328,580	2,456	3.00%	373,697	2,698	2.90%
Time deposits, under $100	30,872	301	3.91%	32,264	251	3.12%
Time deposits, $100 and over	102,284	1,067	4.18%	111,024	929	3.36%
Brokered time deposits, $100 and over	53,698	617	4.61%	34,489	325	3.78%
Notes payable to subsidiary grantor trusts	23,702	583	9.87%	23,702	575	9.73%
Securities sold under agreement to repurchase	16,407	120	2.93%	25,722	158	2.46%
Total interest bearing liabilities	696,773	$5,924	3.41%	749,533	$5,766	3.09%
Demand, noninterest bearing	223,415			228,891
Other liabilities	22,736			24,558
Total liabilities	942,924			1,002,982
Shareholders' equity	132,347			117,126
Total liabilities and shareholders' equity	$1,075,271			$1,120,108

Net interest income / margin		$12,393	5.11%		$12,626	4.98%

Note: Yields and amounts earned on loans include loan fees of $0 and $165,000 for the three month periods ended June 30, 2007 and 2006, respectively. Nonaccrual loans are included in the average balance calculation above.

	For the Six Months Ended
	June 30,
	2007			2006
		Average	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:	(Dollars in thousands)
Loans, gross	$731,255	$30,259	8.34%	$737,840	$30,065	8.22%
Securities	172,603	3,934	4.60%	198,394	3,769	3.83%
Interest bearing deposits in other financial institutions	2,936	73	5.01%	2,783	60	4.35%
Federal funds sold	49,080	1,285	5.28%	74,583	1,758	4.75%
Total interest earning assets	955,874	$35,551	7.50%	1,013,600	$35,652	7.09%
Cash and due from banks	34,311			36,588
Premises and equipment, net	2,807			2,435
Other assets	64,691			64,570
Total assets	$1,057,683			$1,117,193

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$138,876	$1,545	2.24%	$153,288	$1,668	2.19%
Savings and money market	323,549	4,740	2.95%	360,983	4,779	2.67%
Time deposits, under $100	30,929	590	3.85%	33,232	497	3.02%
Time deposits, $100 and over	101,741	2,079	4.12%	109,656	1,750	3.22%
Brokered time deposits, $100 and over	47,600	1,052	4.46%	35,265	658	3.76%
Notes payable to subsidiary grantor trusts	23,702	1,164	9.90%	23,702	1,137	9.67%
Securities sold under agreement to repurchase	19,015	257	2.73%	29,119	346	2.40%
Total interest bearing liabilities	685,412	$11,427	3.36%	745,245	$10,835	2.93%
Demand, noninterest bearing	220,727			232,072
Other liabilities	23,035			24,171
Total liabilities	929,174			1,001,488
Shareholders' equity	128,509			115,705
Total liabilities and shareholders' equity	$1,057,683			$1,117,193

Net interest income / margin		$24,124	5.09%		$24,817	4.94%

Note: Yields and amounts earned on loans include loan fees of $0 and $426,000 for the three month periods ended June 30, 2007 and 2006, respectively.  Nonaccrual loans are included in the average balance calculation above.

The following Volume and Rate Variances table sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included in the average volume column.

Volume and Rate Variances

	Three Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$171	$74	$245
Securities	(273)	278	5
Interest bearing deposits in other financial institutions	6	(8)	(2)
Federal funds sold	(391)	68	(323)
Total interest income from interest earnings assets	$(487)	$412	$(75)

Expense from the interest bearing liabilities:
Demand, interest bearing	$(43)	$(7)	$(50)
Savings and money market	(339)	97	(242)
Time deposits, under $100	(14)	64	50
Time deposits, $100 and over	(90)	228	138
Brokered time deposits, $100 and over	221	71	292
Notes payable to subsidiary grantor trusts	-	8	8
Securities sold under agreement to repurchase	(68)	30	(38)
Total interest expense on interest bearing liabilities	$(333)	$491	$158
Net interest income	$(154)	$(79)	$(233)

	Six Monhs Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$(256)	$450	$194
Securities	(592)	757	165
Interest bearing deposits in other financial institutions	4	9	13
Federal funds sold	(668)	195	(473)
Total interest income from interest earnings assets	$(1,512)	$1,411	$(101)

Expense from the interest bearing liabilities:
Demand, interest bearing	$(158)	$35	$(123)
Savings and money market	(541)	502	(39)
Time deposits, under $100	(44)	137	93
Time deposits, $100 and over	(161)	490	329
Brokered time deposits, $100 and over	272	122	394
Notes payable to subsidiary grantor trusts	-	27	27
Securities sold under agreement to repurchase	(137)	48	(89)
Total interest expense on interest bearing liabilities	$(769)	$1,361	$592
Net interest income	$(743)	$50	$(693)

Net interest income decreased $233,000 and $693,000 for the three and six months ended June 30, 2007 from 2006.  The decrease was primarily due to decrease in interest earning assets partially offset by the increase in short-term interest rates since a substantial portion of the Company’s earning assets are variable-rate loans that re-price when the Company’s prime lending rate is changed, while a large base of core deposits that are generally slower to re-price.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company maintains an allowance for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses, and charging the shortfall, if any, to the current month’s expense. A credit provision for loan losses is recorded if the allowance would otherwise be more than warranted because of a significant decrease in impaired loans or total loans or material net recoveries during a quarter.  This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.  The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area.

The Company had no provision for loan losses for the three months ended June 30, 2007 and a reverse provision for loan losses of $236,000 for the six months ended June 30, 2007.  The Company had a reverse provision for loan losses of $114,000 and $603,000 for the three and six months ended June 30, 2006, respectively.   See additional discussion under the caption "Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	June 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Gain on sale of loans	$695	$842	$(147)	-17%
Servicing income	534	441	93	21%
Increase in cash surrender value of life insurance	353	360	(7)	-2%
Service charges and fees on deposit accounts	336	327	9	3%
Other	344	287	57	20%
Total noninterest income	$2,262	$2,257	$5	0%

	For the Six Months Ended		Increase (decrease)
	June 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Gain on sale of loans	$1,706	$2,339	$(633)	-27%
Servicing income	1,050	909	141	16%
Increase in cash surrender value of life insurance	697	707	(10)	-1%
Service charges and fees on deposit accounts	610	654	(44)	-7%
Other	713	542	171	32%
Total noninterest income	$4,776	$5,151	$(375)	-7%

For the three months and six months ended June 30, 2007, noninterest income was $2.3 and $4.8 million compared to $2.3 million and $5.2 million for the three and six months ended June 30, 2006, respectively.  The year-to-date decrease was primarily due to a decrease in gain on sale of loans of $633,000.  There was a $671,000 nonrecurring gain on the sale of the Capital Group loan portfolio in the first quarter of 2006.

Noninterest income is primarily comprised of the gain on sale of SBA and other guaranteed loans, SBA loan-servicing income, and increase in cash surrender value of the Company owned life insurance.  To date in 2007, and in prior fiscal years, the Company had an ongoing program of originating SBA loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans. Beginning in the third quarter of 2007, the Company decided to change its strategy regarding its SBA loan business. The Company will retain most new SBA production in lieu of selling it.  As a result, the Company expects its noninterest income will be lower in the second half of 2007 compare to the second half of 2006.

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

Gain on sales of SBA and other guaranteed loans contributed $0.7 million and $1.7 million, during the second quarter and the first six months of 2007, compared to $0.8 million and $2.3 million, during the second quarter and the first six months of 2006, respectively.  The Company sold its Capital Group loan portfolio, which consisted primarily of “factoring” type loans, during the first quarter of 2006, resulting in a gain on sale of $0.7 million.  In the second quarter 2007, the increase in cash surrender value of the Company owned life insurance was approximately the same as 2006.  The decrease in deposit service charges and fees on deposit accounts was primarily because higher interest rates applied to collected balances created a waiver of (or credit against) service charges for many business customers.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:
	For the Three Months Ended		Increase (decrease)
	June 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$4,685	$4,653	$32	1%
Occupancy	770	774	(4)	-1%
Professional fees	401	334	67	20%
Advertising and promotion	390	347	43	12%
Client services	247	242	5	2%
Data processing	197	161	36	22%
Low income housing investment losses and writedowns	118	213	(95)	-45%
Furniture and equipment	119	148	(29)	-20%
Intangible amortization	18	-	18	N/A
Other	1,555	1,620	(65)	-4%
Total noninterest expense	$8,500	$8,492	$8	0%

	For the Six Months Ended		Increase (decrease)
	June 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,573	$9,762	$(189)	-2%
Occupancy	1,535	1,551	(16)	-1%
Professional fees	738	847	(109)	-13%
Advertising and promotion	602	557	45	8%
Client services	476	542	(66)	-12%
Data processing	401	342	59	17%
Low income housing investment losses and writedowns	355	477	(122)	-26%
Furniture and equipment	229	257	(28)	-11%
Intangible amortization	18	-	18	N/A
Other	2,873	2,918	(45)	-2%
Total noninterest expense	$16,800	$17,253	$(453)	-3%

The following table indicates the percentage of noninterest expense in each category:
	For The Three Months Ended June 30,
		Percent		Percent
	2007	of Total	2006	of Total
	(Dollars in thousands)
Salaries and employee benefits	$4,685	55%	$4,653	55%
Occupancy	770	9%	774	9%
Professional fees	401	5%	334	4%
Advertising and promotion	390	5%	347	4%
Client services	247	3%	242	3%
Data processing	197	2%	161	3%
Low income housing investment losses and writedowns	118	1%	213	3%
Furniture and equipment	119	1%	148	2%
Intangible amortization	18	0%	-	0%
Other	1,555	19%	1,620	19%
Total noninterest expense	$8,500	100%	$8,492	100%

	For The Six Months Ended June 30,
		Percent		Percent
	2007	of Total	2006	of Total
	(Dollars in thousands)
Salaries and employee benefits	$9,573	57%	$9,762	57%
Occupancy	1,535	9%	1,551	9%
Professional fees	738	4%	847	5%
Advertising and promotion	602	4%	557	3%
Client services	476	3%	542	3%
Data processing	401	2%	342	3%
Low income housing investment losses and writedowns	355	2%	477	3%
Furniture and equipment	229	1%	257	1%
Intangible amortization	18	0%	-	0%
Other	2,873	17%	2,918	17%
Total noninterest expense	$16,800	100%	$17,253	100%

For the three months ended June 30, 2007, noninterest expense remained at $8.5 million compared to 2006 but decreased 3% for the six months ended June 30, 2007 from a year ago.  The efficiency ratio was 58.00% and 58.13% for the three and six months ended June 30, 2007, compared to 57.06% and 57.57% for the three and six months ended June 30, 2006.

Salaries and employee benefits, the single largest component of noninterest expenses increased $32,000 but decreased $189,000 for the three and six months ended June 30, 2007, respectively, from the same period in 2006.  Salaries and employee benefits as a percentage of total noninterest expense remained fairly constant at 55% and 57% for the three and six months ended June 30, 2007 and 2006.

Occupancy decreased $4,000 and $16,000 for the three and six months ended June 30, 2007 from same period in 2006.  The decrease was primarily a result of lower premises repairs expense and premises insurance expense for the three and six months ended June 30, 2007. Occupancy cost as a percentage of total noninterest expense remained fairly constant at 9% for the three and six months ended June 30, 2007 and 2006.

Professional fees increased $67,000 for the three months ended June 30, 2007 but decreased $109,000 for the six months ended June 30, 2007 from the same period in 2006.  The decrease was primarily attributable to decreases in audit expenses.

Advertising and promotion costs increased $43,000 and $45,000, respectively, for the three and six months ended June 30, 2007 from the same period in 2006.  The increase was primarily attributable to certain new sponsorships and promotions in 2007.

Client services increased $5,000 for the three months ended June 30, 2007 but decreased $66,000 for the six months ended June 30, 2007 from the same period in 2006. The decrease was primarily attributable to the decrease in service fees charged to the Company from third party vendors who have certain deposit accounts.  Client services as a percentage of total noninterest expense remained constant at 3% for the three months ended March 31, 2007 and 2006.

Data processing expense increased $36,000 and $59,000, respectively, for the three and six months ended June 30, 2007 from the same period in 2006.  The increase was primarily attributable to a higher volume of data processing.

Low income housing investment losses and writedowns decreased $95,000 and $122,000, respectively, for the three and six months ended June 30, 2007 from the same period in 2006.  The decrease was primarily attributable to the lower amortization expense from two funds due to adjustments from prior year.  Low income housing investment losses and writedowns as a percentage of total expense decreased to 1% and 2% for the three and six months ended June 30, 2007 from 3% for the three and six months ended June 30, 2006.

Furniture and equipment expense decreased $29,000 and $28,000, respectively, for the three and six months ended June 30, 2007 from the same period in 2006.  The decrease was primarily attributable to lower depreciation on furniture and equipment.

Other noninterest expenses decreased $65,000 and $45,000, respectively, for the three and six months ended June 30, 2007 from the same period in 2006. Other noninterest expense as a percentage of total noninterest expense remained at 19% and 17%, respectively, for the three and six months ended June 30, 2007 and 2006.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2007 was $2.1 million and $4.3 million, respectively, as compared to $2.3 million and $4.8 million for the same periods in the prior year. The following table shows the effective income tax rate for each period indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Effective income tax rate	34.8%	35.6%	34.8%	35.7%

The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing and investments in tax-free municipal securities.  The effective tax rate in the first half of 2007 is lower compared to the first half of 2006 because pre-tax income decreased while benefits from tax advantaged investments did not.

FINANCIAL CONDITION

As of June 30, 2007, total assets were $1.35 billion, compared to $1.09 billion as of June 30, 2006.   Total securities were $169 million as of June 30, 2007, a decrease of 11% from $191 million as of June 30, 2006.  The total loan portfolio was $940 million, an increase of $226 million or 32%, compared to June 30, 2006.  Total deposits were $1.12 billion as of June 30, 2007, compared to $908 million as of June 30, 2006.

Securities Portfolio

The following table reflects the amortized cost and fair market values for each category of securities at the dates indicated:

Investment Portfolio

	June 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$4,895	$5,904	$5,963
U.S. Government Agencies	62,281	75,767	59,396
Mortgage-Backed	86,349	90,224	90,186
Municipals - Taxable	997	-	-
Municipals - Tax Exempt	6,877	8,083	8,142
Collateralized Mortgage Obligations	8,099	11,493	8,611
Total available-for-sale	$169,498	$191,471	$172,298

The following table summarizes the amounts and distribution of the Company’s securities available-for-sale and the weighted average yields at June 30, 2007:

	June 30, 2007
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$-	-	$4,895	4.84%	$-	-	$-	-	$4,895	4.84%
U.S. Government Agencies	38,125	4.90%	24,156	4.82%	-	-	-	-	62,281	4.87%
Mortgage Backed	-	-	1,872	3.46%	6,458	4.44%	78,019	4.49%	86,349	4.46%
Municipals - Taxable	997	3.03%	-	-	-	-	-	-	997	3.03%
Municipals - Tax Exempt	3,313	2.93%	3,564	3.15%	-	-	-	-	6,877	3.04%
Collateralized Mortgage Obligations	-	-	-	-	5,105	5.61%	2,994	3.16%	8,099	4.70%
Total available-for-sale	$42,435	4.70%	$34,487	4.58%	$11,563	4.96%	$81,013	4.44%	$169,498	4.57%

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

The Company classifies all of its securities as “Available-for-Sale”.  Accounting rules also allow for trading or “Held-to-Maturity” classifications, but the Company has no securities that would be classified as such.  Even though management currently has the intent and the ability to hold the Company’s securities for the foreseeable future, they are all currently classified as available-for-sale to allow flexibility with regard to the active management of the Company’s investment portfolio.  FASB Statement 115 requires available-for-sale securities to be marked to market with an offset to accumulate other comprehensive income, a component of shareholders’ equity.  Monthly adjustments are made to reflect changes in the market value of the Company’s available-for-sale securities.

The Company’s investment portfolio is currently composed primarily of:  (i) U.S. Treasury and Government Agency issues for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio. The amortized cost of securities pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law was $46 million and $58 million at June 30, 2007 and 2006, respectively.

Except for obligations of U.S. government agencies, no securities of a single issuer exceeded 10% of shareholders’ equity at June 30, 2007.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

In the second quarter of 2007, the investment portfolio declined by $22 million, or 11%, and decreased to 13% of total assets at June 30, 2007 from 17% at June 30, 2006.  U.S. Treasury and U.S. Agency securities decreased to 40% of the portfolio at June 30, 2007 from 43% at June 30, 2006.  The decrease was primarily due to maturities of U.S. Government Agency securities.  Municipal securities, mortgage-backed securities and collateralized mortgage obligations remained fairly constant in the portfolio in the second quarter of 2007 compared to the second quarter of 2006.  The Company invests in securities with the available cash based on market conditions and the Company’s cash flow.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans (including loans held for sale) represented 70% of total assets at June 30, 2007, as compared to 68% at June 30, 2006.  The ratio of loans to deposits increased to 84% at June 30, 2007 from 79% at June 30, 2006.  Demand for loans remains relatively sound in many areas within the Company’s markets and competition continues to intensify.  To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structure loans.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	June 30,		June 30,		December 31, 2006
	2007	% to Total	2006	% to Total	2006	% to Total
	(Dollars in thousands)
Commercial	$358,095	38%	$273,208	38%	$300,611	42%
Real estate - mortgage	330,422	35%	242,125	34%	239,041	33%
Real estate - land and construction	203,457	22%	149,168	21%	143,834	20%
Home equity	42,474	5%	46,690	7%	38,976	5%
Consumer	4,715	1%	1,389	0%	2,422	0%
Total loans	939,163	100%	712,580	100%	724,884	100%
Deferred loan costs	504		1,184		870
Allowance for loan losses	(11,104)		(9,098)		(9,279)
Loans, net	$928,563		$704,666		$716,475

Total loans (excluding loans held of sale) were $939 million at June 30, 2007, compared to $713 million at June 30, 2006.  The Company’s allowance for loan losses was $11.1 million, or 1.18% of total loans, at June 30, 2007, as compared to $9.1 million, or 1.27% of total loans, at June 30, 2006.  As of June 30, 2007 and 2006, the Company had $5.8 million and $1.6 million, respectively, in nonperforming loans.

The Company’s loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and real estate, with the balance in land development and construction, home equity and consumer loans. The increase in the Company’s loan portfolio in the second quarter of 2007 from 2006 is primarily due to the completed merger with Diablo Valley Bank adding $214 million to the Company’s loan portfolios.  The Company does not have any concentrations by industry or group of industries in its loan portfolio; however, approximately 61% of its loans were secured by real property as of June 30, 2007 and 2006. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes SBA-guaranteed loans.  To date and in prior years, the Company sold the guaranteed portion of these loans in the secondary market depending on market conditions. Once it is determined that they will be sold, these loans were classified as held for sale and carried at the lower of cost or market.  In the event of the sale of the guaranteed portion of an SBA loan, the Company retained the servicing rights for the sold portion. Beginning in the third quarter of 2007, the Company decided to change its strategy regarding its SBA loan business. The Company will retain most new SBA production in lieu of selling it.  As a result, the Company expects its noninterest income will be lower in the second half of 2007 compared to the second half of 2006.  However, the amount of loans outstanding will reflect an increase attributed to retained SBA loans and the Company will benefit from the yield earned on the loans.

As of June 30, 2007, real estate mortgage loans of $329 million consisted of adjustable and fixed rate loans secured by commercial property, and loans secured by first mortgages on 1-4 family residential properties of $0.9 million. Home equity lines of credit are secured by junior deeds of trust on 1-4 family residential properties totaling $43 million.  Properties securing the real estate mortgage loans are primarily located in the Company’s market area.  While no specific industry concentration is considered significant, the Company’s lending operations are located in market areas that are dependent on the technology and real estate industries and their supporting companies. Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at the present time. The Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans.

The Company’s real estate term loans consist primarily of loans made based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 80% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that are easily sold in the secondary market may be granted for longer maturities.

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

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans.  For Heritage Bank of Commerce (“HBC”), these lending limits were $30 million and $50 million at June 30, 2007.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of June 30, 2007. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of June 30, 2007, approximately 76% of the Company’s loan portfolio consisted of floating interest rate loans.

Loan Maturities

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$311,036	$34,018	$13,041	$358,095
Real estate - mortgage	128,309	117,613	84,500	330,422
Real estate - land and construction	200,812	73	2,572	203,457
Home equity	42,474	-	-	42,474
Consumer	3,155	1,560	-	4,715
Total loans	$685,786	$153,264	$100,113	$939,163

Loans with variable interest rates	$646,975	$60,502	$6,346	$713,823
Loans with fixed interest rates	38,811	92,762	93,767	225,340
Total loans	$685,786	$153,264	$100,113	$939,163

Loan Servicing

As of June 30, 2007 and 2006, $197 million and $182 million, respectively, in SBA and U.S. Department of Agriculture loans were serviced by the Company for others.

Activity for loan servicing rights was as follows:
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning of period balance	$2,190	$2,161	$2,154	$2,171
Additions	217	309	534	598
Amortization	(269)	(309)	(550)	(608)
End of period balance	$2,138	$2,161	$2,138	$2,161

Loan servicing rights and I/O strips are included in Accrued Interest and Other Assets on the balance sheet and are reported net of amortization. There was no valuation allowance for servicing rights as of June 30, 2007 and 2006, as the fair market value of the assets was greater than the carrying value.

Activity for I/O strip receivables was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning of period balance	$3,931	$4,551	$4,537	$4,679
Additions	6	466	27	780
Amortization	(187)	(284)	(651)	(606)
Unrealized holding gain (loss)	-	59	(163)	(61)
End of period balance	$3,750	$4,792	$3,750	$4,792

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

Nonperforming assets are comprised of the following: Loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due unless they are both well secured and in the process of collection); loans restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and other real estate owned (“OREO”).  Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan.  At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received as long as the collection of all outstanding principal is not in doubt.  The loans may or may not be collateralized, and collection efforts are continuously pursued.  Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution.  OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale.

The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated:

Nonperforming Assets

	June 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Nonaccrual loans	$3,192	$1,612	$3,866
Loans 90 days past due and still accruing	2,604	-	451
Total nonperforming loans	5,796	1,612	4,317
Other real estate owned	487	-	-
Total nonperforming assets	$6,283	$1,612	$4,317

Nonperforming assets as a percentage of
loans plus other real estate owned	0.67%	0.36%	0.60%

The balance of nonperforming assets increased to $6.3 million, or 0.47% of total assets, at June 30, 2007.  Nonperforming assets increased by $2.0 million, or 46%, compared to December 31, 2006.  The increase in 2007 was a result of the acquisition of Diablo Valley Bank.  Approximately $3.7 million of the nonperforming assets at June 30, 2007 was a result of the additions of the Diablo Valley Bank loans portfolio as a result of the merger.  Of the total nonperforming assets at June 30, 2007, so far $900,000 were paid off during the third quarter of 2007.

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

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).  The principal balance of classified loans, which consists of all loans internally graded as substandard, was $24 million and $16 million, respectively, at June 30, 2007 and 2006.  As of June 30, 2007, $4 million substandard loans were acquired from Diablo Valley Bank due to the merger.  Classified loans were $25 million at December 31, 2006.

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

There can be no assurance that the adverse impact of any of these conditions on the Company will not be in excess of the current level of estimated losses.

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio.  On an ongoing basis, we have engaged outside firms to independently assess our methodology and perform independent credit reviews of our loan portfolio.  The Company’s credit review consultants, the Federal Reserve Bank (“FRB”) and the California Department of Financial Institutions (“DFI”) also review the allowance for loan losses as an integral part of the examination process.  Based on information currently available, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Balance, beginning of period / year	$9,279	$10,224	$10,224
Net charge-offs	(64)	523	(442)
Provision for loan losses	(236)	(603)	(503)
Allowance acquired in bank acquisition	2,125	-	-
Balance, end of period/ year	$11,104	$9,098	$9,279

RATIOS:
Net charge-offs to average loans outstanding *	0.02%	0.15%	0.06%
Allowance for loan losses to total loans *	1.18%	1.27%	1.28%
Allowance for loan losses to nonperforming loans	192%	564%	215%
* Average loans and total loans exclude loans held for sale

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

The following table summarizes the distribution of deposits:

Deposits

	June 30, 2007		June 30, 2006		December 31, 2006
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest bearing	$266,404	24%	$221,438	24%	$231,841	27%
Demand, interest bearing	162,006	14%	144,120	16%	133,413	16%
Savings and money market	448,525	40%	366,892	40%	307,266	36%
Time deposits, under $100	33,735	3%	31,476	4%	31,097	4%
Time deposits, $100 and over	143,544	13%	110,513	12%	111,017	13%
Brokered deposits, $100 and over	65,439	6%	34,048	4%	31,959	4%
Total deposits	$1,119,653	100%	$908,487	100%	$846,593	100%

Total deposits were $1,120 million at June 30, 2007 and $908 million at June 30, 2006.  The increases primarily reflect the completion of the merger with Diablo Valley Bank.  At June 30, 2007, compared to June 30, 2006, noninterest bearing demand deposits increased $45 million, or 20%; interest bearing demand deposits increased $18 million, or 12%; savings and money market deposits increased $82 million, or 22%; time deposits increased $35 million, or 25%; and brokered deposits increased $31 million, or 92%.

At June 30, 2007 and 2006, less than 1%, of deposits were from public sources and approximately 3% of deposits were from real estate exchange company, title company and escrow accounts.

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not seasonal in nature. The Company had brokered deposits totaling $65 million, and $34 million at June 30, 2007 and 2006, respectively.  These brokered deposits generally mature within one to three years.  Brokered deposits are generally less desirable because of higher interest rates.  The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of June 30, 2007:

Deposit Maturity Distribution

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$90,590	43%
Over three months through six months	52,998	25%
Over six months through twelve months	35,515	17%
Over twelve months	29,880	14%
Total	$208,983	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for the first quarter of 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Return on average assets	1.50%	1.50%	1.53%	1.55%
Return on average equity	12.17%	14.35%	12.63%	14.93%
Dividend payout ratio	17.41%	14.11%	17.37%	13.80%
Average equity to average assets	12.31%	10.46%	12.15%	10.36%

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

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds.  In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes.  The Company’s loan to deposit ratio increased to 84% at June 30, 2007 from 79% at June 30, 2006.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits at other banks, in Federal funds sold and in securities available for sale.  The primary liquidity ratio is composed of net cash, non-pledged securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets.  As of June 30, 2007, the Company’s primary liquidity ratio was 14.5%, comprised of $77 million in securities available for sale of maturities of up to five years, less $21 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $58 million, and $46 million cash and due from banks, as a percentage of total unsecured deposits of $1.1 billion.

As of June 30, 2006, the Company’s primary liquidity ratio was 18.6%, comprised of $92 million in securities available for sale of maturities of up to five years, less $11 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $47 million and $39 million in cash and due from banks, as a percentage of total unsecured deposits of $897 million.

The following table summarizes the Company’s borrowings under its Federal funds purchased and security repurchase arrangements for the periods indicated:

	June 30,
	2007	2006
	(Dollars in thousands)
Average balance year-to-date	$19,015	$29,119
Average interest rate year-to-date	2.73%	2.39%
Maximum month-end balance during the quarter	$15,100	$21,800
Average rate at June 30	2.66%	2.43%

Capital Resources

At June 30, 2007, the Company had total shareholders’ equity of $170 million, which included $103 million in common stock and $67 million in retained earnings.

The Company paid cash dividends totaling $1.4 million, or $0.12 per share, in the first half of 2007. The Company anticipates paying future dividends within the range of typical peer payout ratios provided, however, that no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

On July 26, 2007, the Board of Directors authorized the repurchase of up to $30 million of common stock through June 30, 2009.  Shares may be repurchased in open market purchases or in privately negotiated transactions as permitted under applicable rules and regulations.  The repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice.  The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and other intangible assets, and the unrealized net gains/losses (net of deferred income taxes) on securities available for sale and I/O Strips, which are carried at fair market value. Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	June 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$147,161	$142,938	$147,600
Tier 2 Capital	11,897	9,493	9,756
Total risk-based capital	$159,058	$152,431	$157,356

Risk-weighted assets	$1,087,972	$852,540	$855,715
Average assets for capital purposes	$1,029,893	$1,125,188	$1,087,502

				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	14.6%	17.9%	18.4%	8.00%
Tier 1 risk-based capital	13.5%	16.8%	17.3%	4.00%
Leverage (1)	14.3%	12.7%	13.6%	4.00%
(1)	Leverage ratio is equal to Tier 1 capital divided by quarterly average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of June 30, 2007.

Since the Diablo Valley Bank acquisition occurred on June 20, 2007, the transaction did not have much effect on the quarterly average assets used in the leverage ratio calculation.  If period end total assets were the denominator instead of average assets, the leverage ratio would be 11.3% at June 30, 2007.

At June 30, 2007 and 2006, and December 31, 2006, the Company’s capital met all minimum regulatory requirements.   As of June 30, 2007, management believes that HBC was considered “Well Capitalized” under the Prompt Corrective Action Provisions.

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

At June 30, 2007, it was estimated that the Company’s MV would increase 12.0% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 17.5% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of June 30, 2007 and 2006, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates (excluding Diablo Valley Bank):

	June 30, 2007				June 30, 2006
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$27,048	12.0%	23.74%	254	$31,109	15.4%	21.70%	288
0 bp	$0	0.0%	21.21%	0	$0	0.0%	18.80%	0
- 200 bp	$(39,648)	-17.5%	17.49%	(372)	$(44,467)	-22.0%	14.70%	(412)

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio.  Our accounting for estimated loan losses is discussed under the heading “Allowance for Loan Losses”.

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

Stock Based Compensation

We grant stock options to purchase our common stock to our employees and directors under the 2004 Plan.  We also granted our chief executive officer restricted stock when he joined the Company.  Additionally, we have outstanding options that were granted under an option plan from which we no longer make grants.  The benefits provided under all of these plans are subject to the provisions of FASB Statement 123(Revised), “Share-Based Payment,” which we adopted effective January 1, 2006.  We elected to use the modified prospective application in adopting Statement 123R and therefore have not restated results for prior periods.  The valuation provisions of Statement 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.  Our results of operations for 2007 and 2006 were impacted by the recognition of non cash expense related to the fair value of our share-based compensation awards as discussed in Note 3 to the consolidated financial statements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of June 30, 2007, the Company does not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item above. See page 28.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2007.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of June 30, 2007, the period covered by this report on Form 10Q.

During the six months ended June 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities.  Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A – RISK FACTORS

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2006, the Company’s Board of Directors authorized the purchase of up to $10 million of its common stock.  The share repurchase authorization expired on June 30, 2007.  On July 26, 2007, the Company’s Board of Directors authorized the purchase of up to an additional $30 million of its common stock over the next two years, which represents approximately 1.48 million shares, or 11% (based on the closing price of its shares on July 26, 2007).

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

In the second quarter of 2007, repurchases of common stock are presented in the table below.

				Approximate
			Total Number of	Dollar of Shares That
			Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan
5/9/2007	5,000	$24.15	5,000	$1,079,018
5/10/2007	5,000	$23.99	5,000	$959,046
5/11/2007	5,000	$23.80	5,000	$840,057
5/14/2007	4,200	$24.08	4,200	$738,909
5/15/2007	6,000	$23.99	6,000	$594,942
	25,200		25,200

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2007 Annual Meeting of Shareholders on May 24, 2007. There were 11,630,782 issued and outstanding shares of Company Common Stock on March 28, 2007, the record date for the 2007 Annual Meeting. Each of the shares voting at the meeting was entitled to one vote.

At the 2007 Annual Meeting, the following actions were taken:

Election of Directors

At the 2007 Annual Meeting, eleven directors of the Company were elected for one year term.  The following chart indicates the number of shares cast for each elected director:

 Name of Director                                           Votes For                      Votes Withheld

Frank G. Bisceglia                                           9,227,359                                  212,539

James R. Blair                                                   9,196,126                                  243,772

Jack W. Conner                                               9,128,385                                  311,513

William J. Del Biaggio, Jr.                              9,196,226                                  243,672

Walter T. Kaczmarek                                     9,196,266                                  243,672

Robert T. Moles                                             9,275,234                                  164,664

Louis (“Lon”) O. Normandin                        9,136,785                                  303,113

Jack L. Peckham                                             9,161,744                                  278,154

Humphrey P. Polanen                                   9,078,905                                  360,993

Charles J. Toeniskoetter                              9,300,193                                  139,705

Ranson W. Webster                                     9,275,234                                 164,664

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

Heritage Commerce Corp
(Registrant)

August 9, 2007	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

August 9, 2007	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
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