Form 10-Q
period 2007-09-30
HERITAGE COMMERCE CORP
filed 2007-11-09
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

    The Registrant had 13,130,798 shares of Common Stock outstanding on November 1, 2007.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Assets
Cash and due from banks	$51,627	$34,285
Federal funds sold	42,600	15,100
Total cash and cash equivalents	94,227	49,385
Securities available-for-sale, at fair value	150,116	172,298
Loans held for sale, at lower of cost or market	-	17,234
Loans, net of deferred origination costs	954,658	725,754
Allowance for loan losses	(11,472)	(9,279)
Loans, net	943,186	716,475

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,653	6,113
Company owned life insurance	38,270	36,174
Premises and equipment, net	9,441	2,539
Goodwill	42,996	-
Core deposit intangible asset	4,863	-
Accrued interest receivable and other assets	35,667	36,920
Total assets	$1,326,419	$1,037,138

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$263,244	$231,841
Demand, interest bearing	146,410	133,413
Savings and money market	468,263	307,266
Time deposits, under $100	32,341	31,097
Time deposits, $100 and over	138,327	111,017
Brokered deposits, $100 and over	52,179	31,959
Total deposits	1,100,764	846,593
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	10,900	21,800
Accrued interest payable and other liabilities	22,678	22,223
Total liabilities	1,158,044	914,318

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 13,123,396 at September 30, 2007 and 11,656,943 at December 31, 2006	98,093	62,363
Retained earnings	71,540	62,452
Accumulated other comprehensive loss	(1,258)	(1,995)
Total shareholders' equity	168,375	122,820
Total liabilities and shareholders' equity	$1,326,419	$1,037,138

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Income Statements (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:	(Dollars in thousands, except per share data)
Loans, including fees	$19,282	$15,958	$49,541	$46,023
Securities, taxable	1,881	1,968	5,729	5,646
Securities, non-taxable	38	45	124	136
Interest bearing deposits in other financial institutions	31	36	104	96
Federal funds sold	873	561	2,158	2,319
Total interest income	22,105	18,568	57,656	54,220

Interest expense:
Deposits	7,663	5,027	17,669	14,379
Notes payable to subsidiary grantor trusts	585	587	1,749	1,724
Repurchase agreements and other	76	140	333	486
Total interest expense	8,324	5,754	19,751	16,589
Net interest income	13,781	12,814	37,905	37,631
Provision for loan losses	(500)	-	(736)	(603
Net interest income after provision for loan losses	14,281	12,814	38,641	38,234

Noninterest income:
Gain on sale of Capital Group loan portfolio	-	-	-	671
Gain on sale of SBA loans	60	832	1,766	2,500
Servicing income	546	412	1,596	1,321
Increase in cash surrender value of life insurance	374	363	1,071	1,070
Service charges and fees on deposit accounts	344	354	954	1,008
Other	315	338	1,028	880
Total noninterest income	1,639	2,299	6,415	7,450

Noninterest expense:
Salaries and employee benefits	5,840	4,941	15,413	14,703
Occupancy	969	773	2,504	2,324
Professional fees	751	442	1,489	1,289
Advertising and promotion	206	206	808	763
Data processing	252	156	653	498
Client services	155	230	631	772
Low income housing investment losses and writedowns	233	257	588	734
Furniture and equipment	200	140	429	397
Core deposit intangible amortization	167	-	185	-
Other	1,745	1,167	4,618	4,085
Total noninterest expense	10,518	8,312	27,318	25,565
Income before income taxes	5,402	6,801	17,738	20,119
Income tax expense	2,162	2,448	6,450	7,201
Net income	$3,240	$4,353	$11,288	$12,918

Earnings per share:
Basic	$0.24	$0.37	$0.92	$1.09
Diluted	$0.24	$0.36	$0.91	$1.08
See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Shareholders' Equity (Unaudited)
Nine Months Ended September 30, 2007 and 2006
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholder's	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income
	(Dollars in thousands, except share data)
Balance, January 1, 2006	11,807,649	$66,799	$47,539	$(2,721)	$111,617
Net Income	-	-	12,918	-	12,918	$12,918
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net of reclassification
adjustment and deferred income taxes	-	-	-	211	211	211
Decrease in minium pension liability, net of
deferred income taxes	-	-	-	204	204	204
Total comprehensive income						$13,333
Amortization of restricted stock award	-	115	-	-	115
Cash dividend declared on common stock, $0.15 per share	-	-	(1,774)	-	(1,774)
Common stock repurchased	(282,900)	(6,660)	-	-	(6,660)
Stock options expense	-	550	-	-	550
Stock options exercised, including related tax benefits	156,548	2,155	-	-	2,155
Balance, September 30, 2006	11,681,297	$62,959	$58,683	$(2,306)	$119,336

Balance, January 1, 2007	11,656,943	$62,363	$62,452	$(1,995)	$122,820
Net Income	-	-	11,288	-	11,288	$11,288
Net change in unrealized gain/loss on securities
available-for-sale and Interest-Only strips, net of reclassification
adjustment and deferred income taxes	-	-	-	691	691	691
Decrease in pension liability, net of
deferred income taxes	-	-	-	46	46	46
Total comprehensive income						$12,025
Issuance of 1,732,298 shares to acquire Diablo Valley Bank, net of offerings costs of $214	1,732,298	41,183	-	-	41,183
Amortization of restricted stock award	-	115	-	-	115
Cash dividend declared on common stock, $0.18 per share	-	-	(2,200)	-	(2,200)
Common stock repurchased	(339,700)	(7,476)	-	-	(7,746)
Stock options expense, including related tax benefits	-	813	-	-	813
Stock options exercised	73,855	1,095	-	-	1,095
Balance, September 30, 2007	13,123,396	$98,093	$71,540	$(1,258)	$168,375

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,288	$12,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	535	507
Provision for loan losses	(736)	(603)
Stock option expense	813	550
Amortization of core deposit intangible	186	-
Amortization of restricted stock award	115	115
Amortization (accretion) of discounts and premiums on securities	(22)	(872)
Gain on sale of Capital Group loan portfolio	-	(671)
Gain on sale of SBA loans	(1,766)	(2,500)
Proceeds from sales of SBA loans held for sale	35,529	48,703
Originations of loans held for sale	(21,372)	(28,640)
Maturities/paydowns/payoffs of loans held for sale	338	833
Increase in cash surrender value of life insurance	(1,071)	(1,070)
Effect of changes in:
Accrued interest receivable and other assets	3,822	6,097
Accrued interest payable and other liabilities	(1,004)	891
Net cash provided by operating activities	26,655	36,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(18,164)	(28,578)
Proceeds from sales of Capital Group loan portfolio	-	30,047
Net decrease in Capital Group loan portfolio prior to sale	-	2,681
Purchases of securities available-for-sale	(9,322)	(49,098)
Maturities/paydowns/calls of securities available-for-sale	45,008	75,530
Purchase of premises and equipment	(596)	(460)
Redempton (purchase) of other investments	(823)	(184)
Cash received in bank acquisition, net of cash paid	16,407	-
Net cash provided by investing activities	32,510	29,938

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	5,525	(63,661)
Payment of other liability	(153)	(1,378)
Exercise of stock options, including related tax benefits	1,095	2,155
Common stock repurchased	(7,476)	(6,660)
Stock offering costs	(214)	-
Payment of dividends	(2,200)	(1,774)
Net decrease in securities sold under agreement to repurchase	(10,900)	(10,900)
Net cash used in financing activities	(14,323)	(82,218)
Net increase (decrease) in cash and cash equivalents	44,842	(16,022)
Cash and cash equivalents, beginning of period	49,385	98,460
Cash and cash equivalents, end of period	$94,227	$82,438

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,041	$16,919
Income taxes	$3,687	$780
Supplemental schedule of non-cash investing and financing activities:
Transfer of portfolio loans to loans held for sale	$-	$7,797
Transfer of loans held for sale to portfolio loans	$4,505	$4,383
Loans transferred to foreclosed assets	$487	$-
Summary of assets acquired, and liabilities assumed through acquisition:
Cash and cash equivalents	$41,807	$-
Securities available-for-sale	$12,214	$-
Net loans	$203,793	$-
Goodwill and core deposit intangible asset	$48,045	$-
Premises and equipment	$6,841	$-
Corporate owned life insurance	$1,025	$-
Federal Home Loan Bank Stock	$717	$-
Other assets, net	$2,686	$-
Deposits	$(248,646)	$-
Other liabilities	$(1,685)	$-
Common stock issued to acquire Diablo Valley Bank	$41,397	$-
See notes to consolidated financial statements

HERITAGE COMMERCE CORP
Notes to Consolidated Financial Statements
September 30, 2007
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

The results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2007.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the State of California.  The Company is no longer subject to examination by taxing authorities for years before 2004.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company did not have any significant amounts accrued for interest and penalties at September 30, 2007.

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

Newly Issued but not yet Effective Accounting Standards

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.  Adoption of EITF Issue 06-4 is not expected to have a material effect on the Company’s financial statements.  In 2005, the Company began recognizing the cost of continuing life insurance coverage under split-dollar arrangements.  The recorded liability for split-dollar life insurance coverage was $1,305,000 and $1,145,000 at September 30, 2007 and 2006, respectively.

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

2)        Securities Available-for-Sale

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government Agencies	$4,745	$7	$4,912	$70	$9,657	$77
Mortgage-Backed	18,390	198	62,387	2,041	80,777	2,239
Municipals - Tax Exempt	-	-	5,984	68	5,984	68
Collateralized Mortgage Obligations	-	-	2,980	112	2,980	112
Total	$23,135	$205	$76,263	$2,291	$99,398	$2,496

As of September 30, 2007, the Company held 91 securities, of which 55 had fair values below amortized cost.  Forty-two securities have been carried with an unrealized loss for over 12 months. Unrealized losses were primarily due to higher interest rates.  No security sustained a downgrade in credit rating.  The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.  Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2007.

Securities classified as U.S. Government Agencies as of September 30, 2007 and December 31, 2006 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The securities portfolio of the Company is also used as collateral to meet requirements imposed as a condition of deposit by some depositors, such as political subdivisions (public funds) and bankruptcy trustees, and other contractual obligations such as repurchase agreements.  Securities with fair value of $32,887,000 and $53,283,000 as of September 30, 2007 and 2006 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations.  A portion of these deposits can only be secured by U.S. Treasury securities.

The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

3) Stock-Based Compensation

The Company has a stock option plan (the “Plan”) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of September 30, 2007, there are 120,555 shares available for future grants under the Plan.  Option activity under the Plan is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
Total Stock Options	of Shares	Exercise Price	Contractual Life	Value
Options Outstanding at January 1, 2007	752,983	$16.56
Granted	321,500	$23.02
Exercised	(73,855)	$9.56
Forfeited or expired	(27,105)	$21.10
Options Outstanding at September 30, 2007	973,523	$19.10	7.6	$2,015,000
Exercisable at September 30, 2007	451,611	$15.30	6.0	$2,651,000

Information related to the stock option plan during the six months ended September 30, 2007 and 2006 follows:

	2007	2006
Intrinsic value of options exercised	$1,005,000	$2,078,000
Cash received from option exercise	$706,000	$1,572,000
Tax benefit realized from option exercises	$389,000	$583,000
Weighted average fair value of options granted	$6.52	$7.57

As of September 30, 2007, there was approximately $3,657,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock plan.  That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

The following table presents the assumptions used to estimate the fair value of options granted during the nine months ended September 30, 2007 and 2006, respectively:

	2007	2006
Expected life in months (1)	72	84
Volatility (1)	22%	21%
Risk-free interest rate (2)	4.65%	4.84%
Expected dividends (3)	1.05%	0.86%

(1)	Estimate based on historical experience. Volatility is based on the historical volatility of the stock over the most recent period that is generally commensurate with the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

The Company awarded 51,000 restricted shares of common stock to Walter T. Kaczmarek, President and Chief Executive Officer of the Company, pursuant to the terms of a Restricted Stock Agreement dated March 17, 2005.  The grant price was $18.15.  Under the terms of the Restricted Stock Agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided Mr. Kaczmarek is still with the Company.  Compensation cost associated with the restricted stock issued is measured based on the market price of the stock at the grant date and is expensed on a straight-line basis over the service period.  Restricted stock compensation expense was $115,000 in each of the nine month periods ended September 30, 2007 and 2006, respectively.

4) Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method.  There were 536,553 and 215,093 stock options for three months ended September 30, 2007 and 2006 and 359,822 and 128,905 for nine months ended September 30, 2007 and 2006, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share.  For each of the periods presented, net income is the same for basic and diluted earnings per share.  Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding - used
in computing basic earnings per share	13,235,087	11,781,135	12,211,945	11,812,718
Dilutive effect of stock options outstanding,
using the treasury stock method	152,897	176,089	171,740	192,214
Shares used in computing diluted earnings per share	13,387,984	11,957,224	12,383,685	12,004,932

5) Loans and the Allowance for Loan Losses

Loans at period-end were as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Commercial	$378,777	$300,611
Real estate - mortgage *	325,327	239,041
Real estate - land and construction	205,925	143,834
Home equity	39,771	38,976
Consumer	4,131	2,422
Total loans	953,931	724,884
Deferred loan costs	727	870
Allowance for loan losses	(11,472)	(9,279)
Loans, net	$943,186	$716,475

* Real estate mortgage loans are primarily secured by mortgages on commerical property.

Changes in allowance for loan losses were as follows:
	For the Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands)
Balance, beginning of period	$9,279	$10,224
Net recoveries (charge-offs)	804	(242)
Provision for loan losses	(736)	(603)
Allowance acquired in bank acquisition	2,125	-
Balance, end of period	$11,472	$9,379

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net Income	$3,240	$4,353	$11,288	$12,918
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale securities
and I/O strips during the period	2,021	2,335	1,191	364
Deferred income tax	(848)	(981)	(500)	(153)
Net unrealized gains (losses) on available-for-sale
securities and I/O strips, net of deferred income tax	1,173	1,354	691	211

Pension liability adjustment during the period	26	36	79	352
Deferred income tax	(11)	(15)	(33)	(148)
Pension liability adjustment, net of deferred income tax	15	21	46	204
Other comprehensive income (loss)	1,188	1,375	737	415
Comprehensive income	$4,428	$5,728	$12,025	$13,333

7)	Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors (“Plan”).  The Plan is a nonqualified defined benefit plan.  Benefits are unsecured as there are no Plan assets.  The following table presents the amount of periodic cost recognized for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$184	$200	$552	$600
Interest cost	155	138	465	414
Prior service cost	9	9	27	27
Amortization of loss	17	36	51	108
Net periodic cost	$365	$383	$1,095	$1,149

8)	Commitments and Contingencies

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

Heritage Bank of Commerce's exposure to credit loss in the event of non-performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. HBC uses the same credit policies in making commitments and conditional obligations as it does for loans. Credit risk is the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of the contract. HBC controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any material losses as a result of these transactions.

Commitments to extend credit as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Commitments to extend credit	$465,225	$310,200
Standby letters of credit	12,682	12,020
	$468,907	$322,220

Generally, commitments to extend credit as of September 30, 2007 are at variable rates, typically based on the prime rate (with a margin). Commitments generally expire within one year.

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

9)	Acquisition of Diablo Valley Bank

The Company completed its acquisition of Diablo Valley Bank on June 20, 2007.  The transaction was valued at approximately $65 million, including payments for cancellation of options for Diablo Valley Bank common stock.  The merger consideration consisted of approximately $24 million in cash and the issuance of 1,732,298 shares of the Company’s common stock in exchange for all outstanding Diablo Valley Bank shares and stock options.  Prior to closing, Diablo Valley Bank redeemed all of its outstanding Series A Preferred Stock for an aggregate of approximately $6.7 million in cash (including dividend payments).  The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2007 include preliminary purchase accounting adjustments to record the assets and liabilities of Diablo Valley Bank at their estimated fair values.  The preliminary purchase accounting adjustments are subject to further refinement as more information becomes available.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  The Company is in the process of finalizing the purchase accounting for the acquisition.

Cash and cash equivalents	$41,807
Securities available-for-sale	12,214
Net loans	203,793
Goodwill	42,996
Core deposit intangible asset	5,049
Premises and equipment	6,841
Corporate owned life insurance	1,025
Federal Home Loan Bank Stock	717
Other assets, net	2,686
Total assets acquired	317,128

Deposits	(248,646)
Other liabilities	(1,685)
Total liabilities	(250,331)
Net assets acquired	$66,797

The Company’s cost to acquire Diablo Valley Bank is summarized as follows:

Cash paid to Diablo Valley Bank common shareholders and stock option holders	$24,002
Common stock issued to Diablo Valley Bank shareholders	41,397
Total consideration	65,399
Professional fees and other acquisition costs	1,398
Net assets acquired	$66,797

Diablo Valley Bank was acquired by the Company for several reasons.  Diablo Valley Bank was a profitable and fast growing bank in a geographic area where the Company wants to expend.  Diablo Valley Bank had experienced staff and the acquisition also enhanced the Company’s position in the East Bay area in the cities of Danville and Pleasanton. The Company believes it can achieve significant cost savings from merging Diablo Valley Bank into Heritage Bank of Commerce.

The following table presents pro forma information for the periods ended September 30 as if the acquisition had occurred at the beginning of the period presented.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and is not intended to be a projection of future results.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2007	2006
(Dollars in thousands, except per share data)
Net interest income	$ 14,981	$ 43,133	$ 44,407
Net income	$ 4,573	$ 12,429	$ 13,793
Net income per share - basic	$ 0.34	$ 0.93	$ 1.02
Net income per share - diluted	$ 0.33	$ 0.92	$ 1.00

10)	Reclassifications

In the first quarter of 2006, the Company sold its Capital Group loan portfolio for $30,047,000. In anticipation of the sale, these loans were classified as “loans held-for-sale” on the Company’s consolidated balance sheet as of December 31, 2005. After the sale was consummated, the proceeds received from the sale were reported as “Proceeds from sales of loans held for sale” under operating activities on the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006. The gain recognized on the sale was included in the “Gain on sale of loans” in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.  Since the Capital Group loan portfolio was not specifically acquired for resale, the proceeds from the sale of the portfolio have been reclassified as “Proceeds from sale of Capital Group loan portfolio.” The net principal reductions on the Capital Group loan portfolio in 2006 have also been reclassified to “Net decrease in Capital Group loan portfolio prior to sale” under the category of “Cash Flows from Investing Activities.”  The gain on the sale of the portfolio has been separately reported as “Gain on sale of Capital Group loan portfolio” under Cash Flows from Operating Activities.”  Previously, the gain on the sale of the Capital Group loan portfolio was included in “Gain on sale of loans” under “Cash Flows from Operating Activities” in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2006.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, the successful integration of the business, customers, employees and operations of Diablo Valley Bank with the Company, changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or, in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, and other risks. All of the Company's operations and most of its customers are located in California.  In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See “Item 1A – Risk Factors” in this Report on Form 10-Q and in Item 1-A- Risk Factors” in our Annual Report on Form 10-K for the Year ended December 31, 2006 for further discussions of factors that could cause actual result to differ from forward looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

The merger with Diablo Valley Bank (“DVB”) was completed on June 20, 2007 for approximately $65 million payable in approximately $24 million in cash and 1,732,298 shares of the Company’s common stock. The unaudited consolidated financial statements of the Company for the three and nine months ended September 30, 2007 include preliminary purchase accounting adjustments to record the assets and liabilities of DVB at their estimated fair values.  The Company recorded goodwill in connection with the transaction of $42,996,000 and a core deposit intangible asset, net of accumulated amortization, of $4,863,000 at September 30, 2007.  The Company experienced certain one-time expenses for the acquisition of DVB in the third quarter of 2007, which affected the Company’s net income, including $419,000 of compensation expense for DVB employees who are no longer with the Company.

Performance Overview

For the three months and nine months ended September 30, 2007, consolidated net income was $3.2 million and $11.3 million, compared to $4.4 million and $12.9 million for the three and nine months ended September 30, 2006, a decrease of 26% and 13%, respectively.  Earnings per diluted share were $0.24 and $0.91 for the three and nine months ended September 30, 2007, compared to $0.36 and $1.08 for the three and nine months ended September 30, 2006, a decrease of 33% and 16%, respectively. The Company’s return on average assets and return on average equity for the three months ended September 30, 2007 were 0.96% and 7.56%, compared to 1.61% and 14.43% for the quarter ended September 30, 2006, respectively.  Return on average assets and return on average equity for the first nine months of 2007 were 1.31% and 10.60%, compared to 1.57% and 14.76% for the first nine months of 2006, respectively. The Company’s return on average tangible assets and return on average tangible equity for the three months ended September 30, 2007 were 1.00% and 10.55%, compared to 1.61% and 14.43%, for the same period in 2006, respectively.  Return on average tangible assets and return on average tangible equity for the first nine months of 2007 were 1.33% and 12.12%, compared to 1.57% and 14.76% for the first nine months of 2006, respectively.

The following are major factors impacting the Company’s results of operations:

•
Net interest income increased 8% to $13.8 million for the three months ended September 30, 2007, compared to $12.8 million for the three months ended September 30, 2006 and increased 1% for the nine months ended September 30, 2007 compared to 2006, primarily due to an increase in average interest earning assets.

•
Noninterest income decreased 29% to $1.6 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.  Year-to-date noninterest income decreased 14% for the nine months ended September 30, 2007 from 2006, primarily because the gain on sale of SBA loans held for sale was significantly lower in the third quarter of 2007 due to the Company's change in its strategy regarding its SBA loan business.  The Company is now retaining most of its SBA production in lieu of selling loans.  The loans sold in the third quarter of 2007 were some of the loans classified as held for sale at June 30, 2007.  The nine month period in 2006 also benefited from a $671,000 nonrecurring gain on the sale of the Capital Group loan portfolio in the first quarter of 2006.

•	The efficiency ratio was 68.21% and 61.64% for the three and nine months ended September 30, 2007, compared to 55.00% and 56.71% for the respective prior year periods.

•
Noninterest expense increased to $10.5 million for the third quarter of 2007, compared to $8.3 million for the third quarter of 2006.  In the first nine months of 2007, noninterest expense increased to $27.3 million from $25.6 million for the first nine months a year ago. DVB acquisition related charges accounted for $379,000, including $167,000 for core deposit amortization, $192,000 for a consulting agreement, and $20,000 for a non-compete agreement. Compensation expense increased 18% for the third quarter of 2007 compared to the third quarter of 2006 and increased 5% for the first nine months of 2007 compared to a year ago.  The increase was primarily due to the acquisition of DVB and the addition of senior bankers during the third quarter of 2007.

•
A reverse provision for loan losses of $500,000 was recorded in the third quarter of 2007 compared to no provision for loan losses in the third quarter of 2006. The year-to-date reverse provision for loan losses was $736,000 in 2007, compared to a reverse provision of $603,000 a year ago.  The reverse provision in 2007 was due to continued improvement in credit quality and the recovery of a previously charged off loan.

•
Nonperforming assets at September 30, 2007 increased to $3.4 million, or 14%, from September 30, 2006 levels. Nonperforming assets decreased by $950,000, or 22%, compared to December 31, 2006.  Approximately $2.4 million of the nonperforming assets at September 30, 2007 were acquired in the DVB merger.

Deposits

Growth in deposits is an important metric management uses to measure market share.  The Company’s depositors are primarily located in its local market area.  Depending on loan demand and other funding requirements, the Company occasionally obtains deposits from wholesale sources including deposit brokers.  The Company had $52 million in brokered deposits at September 30, 2007.  The Company also seeks deposits from title insurance companies and real estate exchange facilitators.  The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

Lending

Our lending business originates primarily through our branch offices. Commercial loans increased for the period ended September 30, 2007 from September 30, 2006, primarily from the DVB acquisition and increased loan demand reflecting the improving economy in our primary service area.  Commercial real estate mortgage loans also increased from September 30, 2006, primarily due to general improvements in commercial income property markets. Commercial loans accounted for 40% of total loans at September 30, 2007. We will continue to use and improve existing products to expand market share at current locations.

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

Approximately 72% of the Company’s loan portfolio is indexed to the prime rate.  While the Federal Open Market Committee (“FOMC”) decreased short term rates to 4.50% from 5.25% in September and October, 2007, the prime rate also decreased to 7.50% from 8.25%. The decreasing interest rate environment may have an unfavorable impact on the Company’s net interest margin. Because of our focus on commercial lending to closely held businesses, the Company continues to have a high percentage of floating rate loans and other assets.  Given the current volume, mix and repricing characteristics of our interest-bearing liabilities and interest-earning assets, we believe our interest rate spread is expected to increase in a rising rate environment, and decrease in a declining interest rate environment.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk.  Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities.

Management of Credit Risk

Because of its focus on business banking, loans to single borrowing entities are often larger than would be found in a more consumer oriented bank with many smaller, more homogeneous loans.  The average size of its loan relationships makes the Company more susceptible to larger losses.  As a result of this concentration of larger risks, the Company has maintained an allowance for loan losses which is substantially higher than would be indicated by its actual historic loss experience.

Noninterest Income

While net interest income remains the largest single component of total revenues, noninterest income is an important component.  Prior to the third quarter of 2007, a significant percentage of the Company’s noninterest income is associated with its SBA lending activity, either as gains on the sale of loans sold in the secondary market or servicing income from loans sold with servicing retained. However, beginning in the third quarter of 2007, the Company decided to change its strategy regarding its SBA loan business.  The Company is now retaining most new SBA production in lieu of selling the loans.  As a result, the Company expects its noninterest income will be lower in the second half of 2007, compared to the second half of 2006.  Noninterest income decreased 29% and 14%, respectively, for the three and nine months ended September 30, 2007 from the same periods a year ago.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance.  Over the last three years, the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency.  These initiatives included a reduction in staff and the consolidation of operations under the common Heritage Bank brand and restructuring each department.  Management monitors progress in reducing noninterest expense through review of the Company’s efficiency ratio.  The Company’s efficiency ratio was 68.21% in the third quarter of 2007, compared with 55.00% in the third quarter of 2006, and 61.64% for the nine months ended September 30, 2007, compared to 56.71% for the nine months ended September 30, 2006.  The increase in the efficiency ratio was primarily due to the acquisition of DVB and the hiring of several senior managers during the third quarter of 2007.

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well capitalized” at September 30, 2007.  As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.  On July 26, 2007, the Board of Directors authorized the repurchase of up to an additional $30 million of common stock over the next two years.  During the third quarter of 2007, the Company repurchased 279,500 shares of its common stock with an average price of $21.39 under the common stock repurchase program.

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

Net Interest Income and Net Interest Margin

Net interest income is the largest component of the Company's total revenue.  Net interest income is the difference between the interest and fees earned on loans and investments and interest expense on deposits and other liabilities.  Net interest income depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest bearing deposits and liabilities, and (2) the interest rate earned on those earning assets compared with the interest rate on interest bearing liabilities.  Net interest margin is net interest income expressed as a percentage of average earning assets.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated.  Average balances are based on daily averages.

Average Balance, Rate and Yield

	For the Three Months Ended
	September 30,
	2007				2006
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:	(Dollars in thousands)
Loans, gross	$939,023	$19,282	8.15%	$739,121	$15,958	8.57%
Securities	166,782	1,919	4.56%	189,491	2,013	4.21%
Interest bearing deposits in other financial institutions	2,908	31	4.23%	2,849	36	5.01%
Federal funds sold	66,683	873	5.19%	42,095	561	5.29%
Total interest earning assets	1,175,396	$22,105	7.46%	973,556	$18,568	7.57%
Cash and due from banks	40,334			36,575
Premises and equipment, net	9,430			2,450
Other assets	111,035			62,322
Total assets	$1,336,195			$1,074,903

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$153,352	$863	2.23%	$140,205	$783	2.22%
Savings and money market	460,596	3,981	3.43%	357,003	2,676	2.97%
Time deposits, under $100	33,379	327	3.89%	30,987	264	3.38%
Time deposits, $100 and over	137,605	1,786	5.15%	105,984	979	3.66%
Brokered time deposits	59,265	706	4.73%	34,031	325	3.79%
Notes payable to subsidiary grantor trusts	23,702	585	9.79%	23,702	587	9.83%
Securities sold under agreement to repurchase	10,900	76	2.77%	21,800	140	2.55%
Total interest bearing liabilities	878,799	$8,324	3.76%	713,712	$5,754	3.20%
Demand, noninterest bearing	263,465			218,766
Other liabilities	23,795			22,735
Total liabilities	1,166,059			955,213
Shareholders' equity	170,136			119,690
Total liabilities and shareholders' equity	$1,336,195			$1,074,903

Net interest income / margin		$13,781	4.65%		$12,814	5.22%

Note: Yields and amounts earned on loans include loan fees and costs.  Nonaccrual loans are included in the average balance calculation above.

	For the Nine Months Ended
	September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:	(Dollars in thousands)
Loans, gross	$800,468	$49,541	8.27%	$738,272	$46,023	8.33%
Securities	170,650	5,853	4.59%	195,394	5,782	3.96%
Interest bearing deposits in other financial institutions	2,928	104	4.75%	2,805	96	4.58%
Federal funds sold	54,996	2,158	5.25%	63,635	2,319	4.87%
Total interest earning assets	1,029,042	$57,656	7.49%	$1,000,106	$54,220	7.25%
Cash and due from banks	36,299			36,584
Premises and equipment, net	5,116			2,439
Other assets	80,029			63,813
Total assets	$1,150,486			$1,102,942

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$143,685	$2,409	2.24%	$148,879	$2,451	2.20%
Savings and money market	369,268	8,721	3.16%	359,642	7,455	2.77%
Time deposits, under $100	31,873	917	3.85%	32,475	761	3.13%
Time deposits, $100 and over	113,694	3,865	4.55%	108,419	2,729	3.37%
Brokered time deposits	51,359	1,757	4.57%	34,849	983	3.77%
Notes payable to subsidiary grantor trusts	23,702	1,749	9.87%	23,702	1,724	9.72%
Securities sold under agreement to repurchase	16,266	333	2.74%	26,653	486	2.44%
Total interest bearing liabilities	749,847	$19,751	3.52%	734,619	$16,589	3.02%
Demand, noninterest bearing	234,943			227,588
Other liabilities	23,319			23,687
Total liabilities	1,008,109			985,894
Shareholders' equity	142,377			117,048
Total liabilities and shareholders' equity	$1,150,486			$1,102,942

Net interest income / margin		$37,905	4.92%		$37,631	5.03%

Note: Yields and amounts earned on loans include loan fees and costs.  Nonaccrual loans are included in the average balance calculation above.

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

Volume and Rate Variances

	Three Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$4,099	$(775)	$3,324
Securities	(259)	165	(94)
Interest bearing deposits in other financial institutions	1	(6)	(5)
Federal funds sold	322	(10)	312
Total interest income from interest earnings assets	$4,163	$(626)	$3,537

Expense from the interest bearing liabilities:
Demand, interest bearing	$75	$5	$80
Savings and money market	895	410	1,305
Time deposits, under $100	23	40	63
Time deposits, $100 and over	410	397	807
Brokered time deposits	300	81	381
Notes payable to subsidiary grantor trusts	-	(2)	(2)
Securities sold under agreement to repurchase	(76)	12	(64)
Total interest expense on interest bearing liabilities	$1,627	$943	$2,570
Net interest income	$2,536	$(1,569)	$967

	Nine Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$3,875	$(357)	$3,518
Securities	(855)	926	71
Interest bearing deposits in other financial institutions	4	4	8
Federal funds sold	(341)	180	(161)
Total interest income from interest earnings assets	$2,683	$753	$3,436

Expense from the interest bearing liabilities:
Demand, interest bearing	$(85)	$43	$(42)
Savings and money market	221	1,045	1,266
Time deposits, under $100	(18)	174	156
Time deposits, $100 and over	175	961	1,136
Brokered time deposits	566	208	774
Notes payable to subsidiary grantor trusts	-	25	25
Securities sold under agreement to repurchase	(213)	60	(153)
Total interest expense on interest bearing liabilities	$646	$2,516	$3,162
Net interest income	$2,037	$(1,763)	$274

Net interest income increased $967,000 and $274,000 for the three and nine months ended September 30, 2007 from 2006.  The increase was primarily due to increases in interest earning assets partially offset by the decrease in short-term interest rates.  A substantial portion of the Company’s earning assets are variable-rate loans that re-price when the Company’s prime lending rate is changed, while a large base of the Company’s core deposits are generally slower to re-price.  Net interest income increased 8% to $13.8 million for the third quarter of 2007.  Year to date net interest income grew 1% to $37.9 million.

The third quarter of 2007 net interest margin was 4.65%, down 46 basis points compared to 5.11% for the second quarter this year and 57 basis points from 5.22% in the third quarter a year ago.  Year-to-date 2007, the net interest margin decreased 11 basis points to 4.92% from 5.03% for the first nine months of 2006.  The decrease in net interest margin was due to the higher yield on deposit accounts. As a result, the average interest rate on savings and money market deposits increased 43 basis points to 3.43% for the third quarter of 2007, from 3.00% for the second quarter of 2007.

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

The Company had a reverse provision for loan losses of $500,000 and $736,000 for the three and nine months ended September 30, 2007, respectively, due to strong asset quality and sizable recoveries from previously charged-off loans.  The Company had a reverse provision for loan losses of $0 and $603,000 for the three and nine months ended September 30, 2006, respectively. See additional discussion under the caption "Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	September 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$60	$832	$(772)	-93%
Servicing income	546	412	134	33%
Increase in cash surrender value of life insurance	374	363	11	3%
Service charges and fees on deposit accounts	344	354	(10)	-3%
Other	315	338	(23)	-7%
Total noninterest income	$1,639	$2,299	$(660)	-29%

	For the Nine Months Ended		Increase (decrease)
	September 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$1,766	$2,500	$(734)	-29%
Gain on sale of Capital Group loan portfolio	-	671	(671)	-100%
Servicing income	1,596	1,321	275	21%
Increase in cash surrender value of life insurance	1,071	1,070	1	0%
Service charges and fees on deposit accounts	954	1,008	(54)	-5%
Other	1,028	880	148	17%
Total noninterest income	$6,415	$7,450	$1,035	-14%

Noninterest income is primarily comprised of the gain on sale of SBA and other guaranteed loans, SBA loan-servicing income, and increase in cash surrender value of the Company owned life insurance.  In prior fiscal years and the first half of 2007, the Company had an ongoing program of originating SBA loans and selling the government guaranteed portion in the secondary market, while retaining the servicing of the whole loans. Gains or losses on SBA loans held for sale are recognized upon completion of the sale, and are based on the difference between the net sales proceeds and the relative fair value of the guaranteed portion of the loan sold compared to the relative fair value of the unguaranteed portion.  The servicing assets that result from the sale of SBA loans, with servicing rights retained, are amortized over the lives of the loans using a method approximating the interest method.

Beginning in the third quarter of 2007, the Company decided to change its strategy regarding its SBA loan business. The Company is now retaining most new SBA production in lieu of selling the loans.  As a result, the net gain on sale of loans was $60,000 in the third quarter of 2007, compared to a gain on sale of SBA loans of $832,000 in the third quarter of 2006. The loans sold in the third quarter of 2007 were in the held for sale portfolio at June 30, 2007.  The short-term reduction in noninterest income should be offset in future years with higher interest income.

There was a $671,000 nonrecurring gain on the sale of the Capital Group loan portfolio in the first quarter of 2006.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	September 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,840	$4,941	$899	18%
Occupancy	969	773	196	25%
Professional fees	751	442	309	70%
Advertising and promotion	206	206	-	0%
Data processing	252	156	96	62%
Client services	155	230	(75)	-33%
Low income housing investment losses and writedowns	233	257	(24)	-9%
Furniture and equipment	200	140	60	43%
Core deposit intangible amortization	167	-	167	N/A
Other	1,745	1,167	578	50%
Total noninterest expense	$10,518	$8,312	$2,206	27%

	For the Nine Months Ended		Increase (decrease)
	September 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,413	$14,703	$710	5%
Occupancy	2,504	2,324	180	8%
Professional fees	1,489	1,289	200	16%
Advertising and promotion	808	763	45	6%
Data processing	653	498	155	31%
Client services	631	772	(141)	-18%
Low income housing investment losses and writedowns	588	734	(146)	-20%
Furniture and equipment	429	397	32	8%
Core deposit intangible amortization	185	-	185	N/A
Other	4,618	4,085	533	13%
Total noninterest expense	$27,318	$25,565	$1,753	7%

The following table indicates the percentage of noninterest expense in each category:
	For The Three Months Ended September 30,
		Percent		Percent
	2007	of Total	2006	of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,840	56%	$4,941	59%
Occupancy	969	9%	773	9%
Professional fees	751	7%	442	5%
Advertising and promotion	206	2%	206	3%
Client services	252	2%	156	2%
Data processing	155	1%	230	3%
Low income housing investment losses and writedowns	233	2%	257	3%
Furniture and equipment	200	2%	140	2%
Intangible amortization	167	2%	-	0%
Other	1,745	17%	1,167	14%
Total noninterest expense	$10,518	100%	$8,312	100%

	For The Nine Months Ended September 30,
		Percent		Percent
	2007	of Total	2006	of Total
	(Dollars in thousands)
Salaries and employee benefits	$15,413	56%	$14,703	58%
Occupancy	2,504	9%	2,324	9%
Professional fees	1,489	6%	1,289	5%
Advertising and promotion	808	3%	763	3%
Client services	653	2%	498	2%
Data processing	631	2%	772	3%
Low income housing investment losses and writedowns	588	2%	734	3%
Furniture and equipment	429	2%	397	1%
Intangible amortization	185	1%	-	0%
Other	4,618	17%	4,085	16%
Total noninterest expense	$27,318	100%	$25,565	100%

The increase in compensation expense was primarily due to the acquisition of DVB and the Company hiring a number of experienced bankers during the third quarter of 2007.  Third quarter one-time expense for DVB employees who are no longer with the company totaled $419,000 pre-tax. Up front expenses associated with the hiring of new bankers for the East Bay expansion and SBA team totaled $467,000 in the third quarter of 2007. The increase in occupancy, furniture and equipment was due to a opening new branch office in Walnut Creek during the third quarter of 2007, as well as the addition of the DVB offices.  The increase in professional fees and data processing fees in the third quarter of 2007 was due to the additional branches and customer accounts after the merger with DVB.  The Company also incurred amortization expense of $167,000 and $185,000 related to core deposit intangible from the DVB acquisition for the three and nine months ended September 30, 2007, respectively.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2007 was $2.2 million and $6.5 million, respectively, as compared to $2.4 million and $7.2 million for the same periods in 2006. The following table shows the effective income tax rate for each period:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Effective income tax rate	40.0%	36.0%	36.4%	35.8%

The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing, and investments in tax-free municipal securities.  The increase in the effective income tax rate for the third quarter of 2007 compared to the third quarter of 2006 was due to adjustments of $181,000, based on preliminary findings from an audit of the Company’s state tax returns.

FINANCIAL CONDITION

As of September 30, 2007, total assets were $1.33 billion, compared to $1.06 billion as of September 30, 2006.   Total securities were $150 million as of September 30, 2007, a decrease of 14% from $174 million as of September 30, 2006.  The total loan portfolio was $955 million, an increase of $241 million or 34%, compared to September 30, 2006.  Total deposits were $1.10 billion as of September 30, 2007, compared to $876 million as of September 30, 2006.  The increase in loans, deposits, and assets was primarily due to the DVB acquisition.

Securities Portfolio

The following table reflects the amortized cost and fair market values for each category of securities at the dates indicated:

Investment Portfolio

	September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$4,955	$5,942	$5,963
U.S. Government Agencies	46,146	62,345	59,396
Mortgage-Backed	84,506	87,548	90,186
Municipals - Taxable	499	-	-
Municipals - Tax Exempt	5,984	8,199	8,142
Collateralized Mortgage Obligations	8,026	9,769	8,611
Total available-for-sale	$150,116	$173,723	$172,298

The following table summarizes the amounts and distribution of the Company’s securities available-for-sale and the weighted average yields at September 30, 2007:

	September 30, 2007
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$4,955	4.80%	$-	-	$-	-	$-	-	$4,955	4.80%
U.S. Government Agencies	34,753	4.95%	11,393	4.52%	-	-	-	-	46,146	4.84%
Mortgage Backed	-	-	1,799	2.96%	6,248	4.43%	76,460	4.54%	84,507	4.50%
Municipals - Taxable	499	3.43%	-	-	-	-	-	-	499	3.43%
Municipals - Tax Exempt	3,956	3.03%	2,028	3.34%	-	-	-	-	5,984	3.14%
Collateralized Mortgage Obligations	-	-	-	-	5,046	5.55%	2,979	4.84%	8,025	5.29%
Total available-for-sale	$44,163	4.75%	$15,220	4.18%	$11,294	4.93%	$79,439	4.55%	$150,116	4.60%

The securities portfolio is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company.  The investment portfolio serves the following purposes:  (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit balance decreases; (ii) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and (v) it can enhance the Company’s tax position by providing partially tax exempt income.

The Company classifies all of its securities as “Available-for-Sale”.  Accounting rules also allow for trading or “Held-to-Maturity” classifications, but the Company has no securities that would be classified as such.  Even though management currently has the intent and the ability to hold the Company’s securities for the foreseeable future, they are all currently classified as available-for-sale to allow flexibility with regard to the active management of the Company’s portfolio.  FASB Statement 115 requires available-for-sale securities to be marked to market with an offset to the accumulated other comprehensive income, a component of shareholders’ equity.  Monthly adjustments are made to reflect changes in the market value of the Company’s available-for-sale securities.

The Company’s securities portfolio is currently composed primarily of:  (i) U.S. Treasury and Government Agency issues for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio. The amortized cost of securities pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law was $34 million and $54 million at September 30, 2007 and 2006, respectively.

Except for obligations of U.S. government agencies, no securities of a single issuer exceeded 10% of shareholders’ equity at September 30, 2007.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

The securities portfolio declined by $24 million, or 14%, and decreased to 11% of total assets at September 30, 2007 from 16% at September 30, 2006.  U.S. Treasury and U.S. Agency securities decreased to 34% of the portfolio at September 30, 2007 from 39% at September 30, 2006.  The decrease was primarily due to maturities of U.S. Government Agency securities.  Municipal securities, mortgage-backed securities and collateralized mortgage obligations remained fairly constant in the portfolio in the third quarter of 2007 compared to the third quarter of 2006.  The Company invests in securities with the available cash based on market conditions and the Company’s cash flow.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans (including loans held for sale) represented 72% of total assets at September 30, 2007, as compared to 69% at September 30, 2006.  The ratio of loans to deposits increased to 87% at September 30, 2007 from 81% at September 30, 2006.  Competition for loans continues to intensify within the Company’s markets.  To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structure loans.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	September 30,		September 30,		December 31, 2006
	2007	% to Total	2006	% to Total	2006	% to Total
	(Dollars in thousands)
Commercial	$378,777	40%	$281,488	40%	$300,611	42%
Real estate - mortgage	325,327	34%	227,732	32%	239,041	33%
Real estate - land and construction	205,925	22%	160,137	22%	143,834	20%
Home equity	39,771	4%	41,784	6%	38,976	5%
Consumer	4,131	0%	1,387	0%	2,422	0%
Total loans	953,931	100%	712,528	100%	724,884	100%
Deferred loan costs	727		1,172		870
Allowance for loan losses	(11,472)		(9,379)		(9,279)
Loans, net	$943,186		$704,321		$716,475

Total loans (excluding loans held of sale) were $954 million at September 30, 2007, compared to $713 million at September 30, 2006.  The Company’s allowance for loan losses was $11.5 million, or 1.20% of total loans, at September 30, 2007, as compared to $9.3 million, or 1.31% of total loans, at September 30, 2006.  As of September 30, 2007 and 2006, the Company had $2.9 million and $3.0 million, respectively, in nonperforming loans.

The Company’s loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, services, and real estate, with the balance in land development and construction, home equity and consumer loans. The increase in the Company’s loan portfolio in the third quarter of 2007 from 2006 is primarily due to the merger with DVB adding $204 million to the Company’s loan portfolio at June 20, 2007. The Company does not have any concentrations by industry or group of industries in its loan portfolio; however, approximately 60% of its loans were secured by real property as of September 30, 2007 and 2006. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

The Company’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally have floating interest rates, with monthly payments of both principal and interest.

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes loans that are partially guaranteed by either the SBA or the U.S. Department of Agriculture (collectively referred to as “SBA loans”).  In prior years and to the designing of the third quarter of 2007, the Company sold the guaranteed portion of these loans in the secondary market depending on market conditions. Once it is determined that they will be sold, these loans were classified as held for sale and carried at the lower of cost or market.  On the sale of the guaranteed portion of an SBA loan, the Company retained the servicing rights for the entire loan. Beginning in the third quarter of 2007, the Company changed its strategy regarding its SBA loan business. The Company is now retaining most new SBA production in lieu of selling the loans.  The Company had $6.1 million in SBA loans held for sale as of June 30, 2007, of which $2.5 million were sold in the third quarter of 2007 and the balance reclassified to the loan portfolio because the loans either no longer qualified for sale or did not have an acceptable premium for sale. As a result, the Company’s noninterest income was lower in the third quarter of 2007, compared to the third quarter of 2006.

As of September 30, 2007, real estate mortgage loans consisted of approximately $324 million of adjustable and fixed rate loans secured by commercial property, and $1 million of loans secured by first mortgages on 1-4 family residential properties. Home equity lines of credit are secured by junior deeds of trust on 1-4 family residential properties totaling $40 million.  Properties securing the real estate mortgage loans are primarily located in the Company’s market area.  While no specific industry concentration is considered significant, the Company’s lending operations are located in market areas that are dependent on the technology and real estate industries and their supporting companies.  There continues to be a concern expressed by Federal Regulatory Agencies as to the stability of the local and overall Bay Area real estate market, which is essentially the geographic area encompassing the majority of the Company’s real estate loans.   While many local and national economists question the sustainability of real estate values in the next few years, Silicon Valley, as well as the overall Bay Area has not seen the same retraction in values as other areas of the state and the nation.  While it is taking longer to sell real estate, the median housing price and the value of commercial properties are staying relatively stable in our service area, according to various publications that the Company continually monitors to stay abreast of the market changes.

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

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans.  For the Company, these lending limits were $28 million and $47 million at September 30, 2007.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of September 30, 2007. The table shows the distribution of such loans between those loans with fixed interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of September 30, 2007, approximately 72% of the Company’s loan portfolio consisted of floating interest rate loans.

Loan Maturities

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$315,843	$51,544	$11,380	$378,777
Real estate - mortgage	62,190	171,122	92,015	325,327
Real estate - land and construction	196,562	9,363	-	205,925
Home equity	33,148	130	6,493	39,771
Consumer	2,456	1,675	-	4,131
Total loans	$610,199	$233,844	$109,888	$953,931

Loans with variable interest rates	$591,216	$90,029	$1,557	$682,802
Loans with fixed interest rates	18,983	143,815	108,331	271,129
Total loans	$610,199	$233,844	$109,888	$953,931

Loan Servicing

As of September 30, 2007 and 2006, $190 million and $181 million, respectively, in SBA loans were serviced by the Company for others.

Activity for loan servicing rights was as follows:
	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning of period balance	$2,138	$2,161	$2,154	$2,171
Additions	42	314	575	912
Amortization	(234)	(365)	(783)	(973)
End of period balance	$1,946	$2,110	$1,946	$2,110

Loan servicing rights and I/O strips are included in accrued interest receivable and other assets on the balance sheet and are reported net of amortization. There was no valuation allowance for servicing rights as of September 30, 2007 and 2006, as the fair market value of the assets was greater than the carrying value.

Activity for I/O strip receivables was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning of period balance	$3,750	$4,792	$4,537	$4,679
Additions	-	8	27	788
Amortization	(182)	(395)	(833)	(1,001)
Unrealized holding gain (loss)	74	(224)	(89)	(285)
End of period balance	$3,642	$4,181	$3,642	$4,181

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

The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated:

Nonperforming Assets

	September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Nonaccrual loans	$2,862	$2,083	$3,866
Loans 90 days past due and still accruing	18	879	451
Total nonperforming loans	2,880	2,962	4,317
Other real estate owned	487	-	-
Total nonperforming assets	$3,367	$2,962	$4,317

Nonperforming assets as a percentage of loans plus other real estate owned	0.35%	0.42%	0.60%

The balance of nonperforming assets was $3.4 million, or 0.25% of total assets, at September 30, 2007.  Nonperforming assets decreased by $1.0 million, or 22%, compared to December 31, 2006.  The decrease in 2007 was primarily due to nonperforming loans pay-offs during the third quarter of 2007.

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

Management conducts a critical evaluation of the loan portfolio monthly. This evaluation includes periodic loan by loan review for certain loans to evaluate impairment, as well as detailed reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, collateral values, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination and independent loan review results, and current economic conditions in the Company’s marketplace, in particular the state of the technology industry and the real estate market.   This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into two categories for purposes of determining an appropriate level of the allowance: Loans graded “Pass” through “Special Mention” and those graded “Substandard.”

Loans are charged against the allowance when management believes that the uncollectibility of the loan balance is confirmed. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

Specific allowances are established for impaired loans.  Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral if the loan is collateral dependent or on the present value of expected future cash flows.

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

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).  The principal balance of classified loans, which consists of all loans internally graded as substandard, was $24 million and $20 million, respectively, at September 30, 2007 and 2006.  Classified loans were $25 million at December 31, 2006.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio.  On an ongoing basis, we have engaged outside firms to independently assess our methodology and perform independent credit reviews of our loan portfolio.  The Company’s credit review consultants, the Federal Reserve Bank (“FRB”) and the California Department of Financial Institutions (“DFI”) also review the allowance for loan losses as an integral part of the examination process.  Based on information currently available, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	For the Nine Months Ended		For the Year Ended
	September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Balance, beginning of period / year	$9,279	$10,224	$10,224
Net recoveries (charge-offs)	804	(242)	(442)
Provision for loan losses	(736)	(603)	(503)
Allowance acquired in bank acquisition	2,125	-	-
Balance, end of period/ year	$11,472	$9,379	$9,279

RATIOS:
Net (recoveries) charge-offs to average loans outstanding *	-0.14%	0.05%	0.06%
Allowance for loan losses to total loans *	1.20%	1.31%	1.28%
Allowance for loan losses to nonperforming loans	398%	317%	215%

* Average loans and total loans excluding loans held for sale

Historical net loan charge-offs/recoveries are not necessarily indicative of the amount of net charge-offs/recoveries that the Company will realize in the future.

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

The following table summarizes the distribution of deposits:

Deposits

	September 30, 2007		September 30, 2006		December 31, 2006
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest bearing	$263,244	24%	$226,297	26%	$231,841	27%
Demand, interest bearing	146,410	13%	133,636	15%	133,413	16%
Savings and money market	468,263	42%	349,436	40%	307,266	36%
Time deposits, under $100	32,341	3%	31,522	4%	31,097	4%
Time deposits, $100 and over	138,327	13%	101,198	11%	111,017	13%
Brokered deposits	52,179	5%	34,009	4%	31,959	4%
Total deposits	$1,100,764	100%	$876,098	100%	$846,593	100%

Total deposits were $1,101 million at September 30, 2007 and $876 million at September 30, 2006.  The increases primarily reflect the merger with DVB.  At September 30, 2007, compared to September 30, 2006, noninterest bearing demand deposits increased $37 million, or 16%; interest bearing demand deposits increased $13 million, or 10%; savings and money market deposits increased $119 million, or 34%; time deposits increased $38 million, or 29%; and brokered deposits increased $18 million, or 53%.

At September 30, 2007 and 2006, less than 1%, of deposits were from public sources and approximately 9% and 13% of deposits were from real estate exchange company, title company and escrow accounts respectively.

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not seasonal in nature. The Company had brokered deposits totaling $52 million, and $34 million at September 30, 2007 and 2006, respectively.  These brokered deposits generally mature within one to three years. The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of September 30, 2007:

Deposit Maturity Distribution

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$79,390	57%
Over three months through six months	26,980	20%
Over six months through twelve months	27,314	20%
Over twelve months	4,643	3%
Total	$138,327	100%

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account.   The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

Return on Equity and Assets

The following table indicates the ratios for return on average tangible assets and average tangible equity, dividend payout, and average tangible equity to average tangible assets for 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Return on average tangible assets	1.00%	1.61%	1.33%	1.57%
Return on average tangible equity	10.55%	14.43%	12.12%	14.76%
Dividend payout ratio	24.75%	13.60%	19.49%	13.73%
Average tangible equity to average tangible assets	9.46%	11.13%	11.00%	10.61%

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

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds.  In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes.  The Company’s loan to deposit ratio increased to 87% at September 30, 2007 from 81% at September 30, 2006.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits at other banks, in Federal funds sold and in securities available-for-sale.  The primary liquidity ratio is composed of net cash, non-pledged securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets.  As of September 30, 2007, the Company’s primary liquidity ratio was 13.4%, comprised of $59 million in securities available for sale of maturities of up to five years, less $8 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $43 million, and $52 million cash and due from banks, as a percentage of total unsecured deposits of $1.1 billion.

As of September 30, 2006, the Company’s primary liquidity ratio was 17.3%, comprised of $79 million in securities available-for-sale of maturities of up to five years, less $11 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $41 million and $41 million in cash and due from banks, as a percentage of total unsecured deposits of $865 million.

The following table summarizes the Company’s borrowings under its Federal funds purchased and security repurchase arrangements for the periods indicated:

	September 30,
	2007	2006
	(Dollars in thousands)
Average balance year-to-date	$16,266	$26,653
Average interest rate year-to-date	2.74%	2.44%
Maximum month-end balance during the quarter	$10,900	$21,800
Average rate at September 30	2.77%	2.56%

Capital Resources

At September 30, 2007, the Company had total shareholders’ equity of $168 million, which included $98 million in common stock, $71 million in retained earnings, and $1 million of accumulated other comprehensive loss.

The Company paid cash dividends totaling $2.2 million, or $.18 per share, in the first nine months of 2007. The Company’s Board of Director approved a raise in the quarterly cash dividend to $0.08 per share, a 33% increase from the prior dividend, on October 25, 2007. The Company anticipates paying future dividends within the range of typical peer payout ratios provided, however, that no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and other intangible assets and the unrealized net gains/losses (net of deferred income taxes) on securities available for sale and I/O Strips. Our Tier 2 Capital includes the allowances for loan losses and the allowance for off balance sheet credit losses.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$144,579	$142,967	$147,600
Tier 2 Capital	12,365	9,754	9,756
Total risk-based capital	$156,944	$152,721	$157,356

Risk-weighted assets	$1,135,878	$839,097	$855,715
Average assets for capital purposes	$1,291,775	$1,079,571	$1,087,502

				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	13.8%	18.2%	18.4%	8.00%
Tier 1 risk-based capital	12.7%	17.0%	17.3%	4.00%
Leverage (1)	11.2%	13.2%	13.6%	4.00%

(1)	Leverage ratio is equal to Tier 1 capital divided by quarterly average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of September 30, 2007.

At September 30, 2007 and 2006, and December 31, 2006, the Company’s capital met all minimum regulatory requirements.   As of September 30, 2007, management believes that HBC was considered “Well Capitalized” under the Prompt Corrective Action Provisions.

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

At September 30, 2007, it was estimated that the Company’s MV would increase 17.2% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 25.7% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of September 30, 2007 and 2006, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	September 30, 2007				September 30, 2006
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$37,805	17.2%	19.39%	284	$34,859	21.0%	19.10%	331
0 bp	$-	-	16.54%	-	$-	-	15.80%	-
- 200 bp	$(56,407)	-25.7%	12.30%	(424)	$(50,121)	-30.2%	11.00%	(477)

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

CRITICAL ACCOUNTING POLICIES

General

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment speeds could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  The Company adopted FASB Statement 123R on January 1, 2006, and elected the modified prospective method for expensing stock options, under which prior periods are not revised for comparative purposes.  Other estimates that we use are related to the expected useful lives of our depreciable assets.  In addition, GAAP itself may change from one previously acceptable method to another method, although the economics of our transactions would be the same.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of September 30, 2007, the Company does not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of the Item above. See page 29.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2007.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of September 30, 2007, the period covered by this report on Form 10Q.

During the nine months ended September 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

The Company intends to finance the purchase using its available cash and line of credit.  Shares may be repurchased by the Company in open market purchases or in privately negotiated transactions as permitted under applicable rules and regulations.  The repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice.  The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

In the third quarter of 2007, repurchases of common stock are presented in the table below.

				Approximate
			Total Number of	Dollar of Shares That
			Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan
8/16/2007	10,000	$21.24	10,000	$29,787,592
8/17/2007	12,000	$20.39	12,000	$29,542,967
8/20/2007	40,000	$21.00	40,000	$28,702,967
8/21/2007	10,000	$21.41	10,000	$28,488,826
8/22/2007	10,000	$23.11	10,000	$28,257,751
8/23/2007	10,000	$21.83	10,000	$28,039,414
8/24/2007	10,000	$21.45	10,000	$27,824,889
8/27/2007	10,000	$22.22	10,000	$27,602,650
8/28/2007	10,000	$21.91	10,000	$27,383,599
8/29/2007	10,000	$21.78	10,000	$27,165,845
8/30/2007	13,000	$22.04	13,000	$26,879,336
8/31/2007	13,000	$21.42	13,000	$26,600,902
9/4/2007	13,000	$21.29	13,000	$26,324,091
9/5/2007	13,000	$21.43	13,000	$26,045,445
9/6/2007	13,000	$21.11	13,000	$25,770,952
9/7/2007	15,000	$20.99	15,000	$25,456,106
9/10/2007	15,000	$21.25	15,000	$25,137,356
9/11/2007	10,000	$21.07	10,000	$24,926,618
9/12/2007	15,000	$21.05	15,000	$24,610,892
9/13/2007	5,000	$21.22	5,000	$24,504,778
9/14/2007	5,900	$21.42	5,900	$24,378,393
9/17/2007	5,200	$21.73	5,200	$24,265,374
9/18/2007	7,700	$21.55	7,700	$24,099,424
9/19/2007	3,700	$21.08	3,700	$24,021,440
	279,500		279,500

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 – OTHER INFORMATION

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

Heritage Commerce Corp
(Registrant)

November 9, 2007	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

November 9, 2007	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
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