Form 10-K/A
period 2006-12-31
HERITAGE COMMERCE CORP
filed 2008-02-22
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A.     ☒

Indicate by check mark whether the Registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

As of February 12, 2007, there were 11,658,109 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED	PARTS OF FORM 10-K INTO WHICH INCORPORATED

Definitive proxy statement for the Company’s 2007 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year ended December 31, 2006.	Part III

HERITAGE COMMERCE CORP
INDEX TO ANNUAL REPORT AMENDMENT NO. 2 ON FORM 10-K/A
FOR YEAR ENDED DECEMBER 31, 2006

PART I

EXPLANATORY NOTE

Heritage Commerce Corp is filing this Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2006, to reflect the restatement of Heritage Commerce Corp’s Consolidated Balance Sheets and Consolidated Statements of Cash Flows, as discussed in Note 17 of the Notes to the Consolidated Financial Statements contained in Part II, Item 8, Financial Statements and Supplementary Data.  Except for Part II, Item 8, and related changes to conform Item 6, Selected Financial Data, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of Part II and certain other information contained herein related to the restated financial statements, no other information in the Form 10-K or Form 10-K/A, Amendment No. 1, for the year ended December 31, 2006 is being amended by this Amendment No. 2. This Amendment No. 2 continues to speak as of the date of the original filing of the Form 10-K and Heritage Commerce Corp has not updated the disclosure in the Amendment to speak as of any later date.

ITEM 1 - BUSINESS

Discussions of certain matters in this Report on this Amendment No. 2 to Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume,” “plan,” “predict,” “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company’s mission and vision. The Company’s actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, the occurrence of events such as the terrorist acts of September 11, 2001, and other risks. All of the Company’s operations and most of its customers are located in California.  In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See Item 1A – Risk Factors for further discussion of factors that could cause actual results to differ from forward-looking statements.  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

HBC’s gross loan balances at the end of 2006 totaled $709 million, excluding loans held for sale.  HBC’s lending activities are diversified and include commercial, real estate, construction loans, and consumer loans.  HBC’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.  HBC’s commercial loans are centered in locally-oriented commercial activities in markets where HBC has a physical presence through its branch offices and loan production offices.

HBC’s real estate term loans consist primarily of loans made based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. HBC generally restricts real estate term loans to no more than 80% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. HBC offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, Small Business Administration (SBA) loans and certain other real estate loans that may be sold in the secondary market may be granted for longer maturities.

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

We also actively engage in SBA lending.  We have been designated as an SBA preferred Lender since 1999 and HBC is a participant in the SBA’s innovative “Community Express” program.  HBC regularly makes SBA-guaranteed loans; the guaranteed portion of these loans may be sold in the secondary market depending on market conditions.  As of December 31, 2006, the percentage of our total loans guaranteed by the SBA was 5%.

As of December 31, 2006, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial 40%, (ii) real estate secured loans 34%, (iii) construction loans 20%, and (iv) consumer (including home equity) 6%.  While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

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

The Merger Agreement contains customary representations and warranties of the Company, HBC and Diablo.  Consummation of the Merger is subject to certain conditions, including, among others, (i) approval by the Diablo common shareholders, (ii) receipt of certain regulatory approvals, (iii) the filing of a registration statement on Form S-4 to register the Company’s common stock to be issued in the Merger with the Securities and Exchange Commission (SEC) and receipt of the SEC’s order that such registration statement is effective, (iv) listing of the Company’s common stock to be issued in the Merger with NASDAQ, (v) satisfaction of tangible net worth and customer deposit tests, (vi) redemption of Diablo’s Series A Preferred Stock, and (vii) the accuracy of representations and warranties of Diablo, the Company and HBC.

Certain shareholders of Diablo have entered into Shareholder Agreements with the Company pursuant to which they have agreed to vote their Diablo shares in favor of the Merger. The Diablo Board of Directors has agreed to recommend to its shareholders the approval of the Merger.  The Merger Agreement provides for the payment of a Termination Fee in the amount of $3,380,000, payable to the Company, if the Merger Agreement is terminated by the Company or Diablo under specified circumstances.

On the effective date of the Merger, two members of the Diablo Board of Directors, John J. Hounslow and Mark E. Lefanowicz will be added to the Company and HBC’s Board of Directors.

In connection with the Merger Agreement, the Company and/or HBC entered into the following agreements which will become effective upon June 20, 2007, the effective date of the Merger: (i) a three year employment agreement with James Mayer (the President of Diablo) for annual salaries of $220,000, $240,000 and $250,000 and the grant (subject to approval of the Company’s Compensation Committee and Board of Directors) of stock options for 20,000 shares of the Company’s common stock pursuant to its 2004 Stock Option Plan, (ii) a consulting agreement with John J. Hounslow (the Chairman of the Board of Diablo) pursuant to which Mr. Hounslow will receive $400,000, and  (iii) non-compete agreements with Mr. Mayer and Mr. Hounslow (for which Mr. Hounslow will receive $200,000).  Mr. Mayer and Mr. Hounslow have agreed to forego certain severance payments due to them as a result of the Merger in exchange for the Agreements with the Company and HBC.

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

Sox’s provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including the Company (collectively, “public companies”).  In addition to SEC rulemaking to implement SOX, The Nasdaq National Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.  The principal provisions of SOX, many of which have been interpreted through regulations released in 2003, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by chief executive officer and chief finanical officer in the twelve month period following initial publication of any financial statements that later require restatement due to material noncompliance of financial accounting reporting requirements as a result of misconduct; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the SEC) and if not discuss, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

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

	Adequately Capitalized	Well Capitalized	HBC	Company (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	18.12%	18.39%

Tier 1 risk-based capital ratio	4.00%	6.00%	16.98%	17.25%

Tier 1 leverage capital ratio	4.00%	5.00%	13.35%	13.57%

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

As a result of the Federal Deposit Insurance Reform Act of 2005 (the “FDI Reform Act”) and regulations adopted by the FDIC effective as of November 2, 2006: (i) the BIF and the SAIF have been merged into the Deposit Insurance Fund (the “DIF”); (ii) the $100,000 insurance level has been indexed to reflect inflation (the first adjustment for inflation will be effective January 1, 2011 and thereafter adjustments will occur every 5 years); (iii) deposit insurance coverage for retirement accounts has been increased to $250,000, and will also be subject to adjustment every five years; (iv) banks that historically have capitalized the BIF are entitled to a one-time credit which can be used to off-

set premiums otherwise due (this addresses the fact that institutions that have grown rapidly have not had to pay deposit premiums); (v) a cap on the level of the DIF has been imposed and dividends will be paid when the DIF grows beyond a specified threshold; and (vi) the previous risk-based system for assessing premiums has been revised.

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

Supervisory Subgroup
Captial Group	A	B	C
1. Well Capitalized	I
2. Adequately Capitalized	II		III
3. Undercapitalized	III		IV

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

Effective January 1, 2007, the actual assessment rates under this new assessment system are summarized below, expressed in terms of cents per $100 in insured deposits:

Risk Category
I*
Minimum	Maximum	II	III	IV
5	7	10	28	43

* Rates for institutions that do not pay the minimum or maximum rate vary between these rates.

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

ITEM 1A – RISK FACTORS

In addition to the other information in this Annual Report Amendment No. 2 on Form 10-K/A, shareholders or prospective investors should carefully consider the following risk factors:

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

We must effectively manage our credit risk.  There are risks inherent in making any loan, including risks inherent in dealing with individual borrowers, risks of nonpayment, risks resulting from uncertainties as to the future value of collateral and risks resulting from changes in economic and industry conditions. We attempt to minimize our credit risk through prudent loan application approval procedures, careful monitoring of the concentration of our loans within specific industries and periodic independent reviews of outstanding loans by external parties. However, we cannot assure such approval and monitoring procedures will eliminate these credit risks.

Our allowance for loan losses must be managed to provide a sufficient amount to absorb potential losses in our loan portfolio.  We maintain our allowance for loan losses at a level considered adequate by management to absorb potential loan losses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2006, our allowance for loan losses as a percentage of total loans was 1.31%. Although management believes that the allowance for loan losses is adequate to absorb losses on any existing loans that may become uncollectible, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our allowance may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of the allowance are located in the “Management’s Discussion and Analysis” section included under Item 7 of Part II of this Amendment No. 2 on Form 10-K/A.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.   The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins, phishing and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. We employ internal auditors to conduct extensive auditing and testing for any weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third-party service providers and internal auditors, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse affect on our financial condition and results of operations.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.  Real estate lending (including commercial and construction) is a large portion of our loan portfolio; however, it is within recently established regulatory guidelines based on a percentage of Tier 2 Capital.  These categories constitute $382.9 million, or approximately 54% of our total loan portfolio as of December 31, 2006. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.  If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

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

For additional information on operating leases and rent expense, refer to Footnote 9 to the Consolidated Financial Statements following “Item 15 – Exhibits and Financial Statement Schedules.”

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

Quarter	High	Low	Dividends Paid Per Share
Year ended December 31, 2006:
Fourth quarter	$27.25	$22.61	$0.05
Third quarter	$24.95	$22.55	$0.05
Second quarter	$25.16	$22.30	$0.05
First quarter	$25.00	$21.08	$0.05

Year ended December 31, 2005:
Fourth quarter	$22.89	$19.45	$—
Third quarter	$21.94	$18.38	$—
Second quarter	$19.24	$17.55	$—
First quarter	$19.39	$17.65	$—

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

During any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).  The ability of HBC’s Board of Directors to declare cash dividends is also subject to statutory and regulatory restrictions which limit the amount available for cash dividends depending upon the earnings, financial condition and cash needs of HBC, as well as general business conditions. Under California banking law, HBC may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of HBC, (ii) the net income of HBC for its last fiscal year, or (iii) the net income of HBC for its current fiscal year. The payment of any cash dividends by HBC will depend not only upon HBC’s earnings during a specified period, but also on HBC meeting certain regulatory capital requirements.

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

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2001 to December 31, 2006, to the performance of several specific industry indices. The performance of the S&P 500 index, Nasdaq Stock Index and Nasdaq Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Heritage Commerce Corp *	100.00	102.29	135.23	194.74	200.76	221.31
S&P 500 *	100.00	76.63	96.85	105.56	108.73	123.54
NASDAQ - Total US*	100.00	68.47	102.72	111.54	113.07	123.84
NASDAQ Bank Index*	100.00	104.42	135.67	150.58	144.06	159.92

* Source:  SNL Financial Bank Information Group – (434) 977-1600

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

SELECTED FINANCIAL DATA

	AS OF YEARS ENDED DECEMBER 31,
(Dollars in thousands, except per share amounts and ratios)	2006	2005	2004	2003	2002
INCOME STATEMENT DATA:
Interest income	$72,957	$63,756	$50,685	$46,447	$51,015
Interest expense	22,525	15,907	9,648	10,003	15,237
Net interest income before provision for loan losses	50,432	47,849	41,037	36,444	35,778
Provision for loan losses	(503)	313	666	2,900	2,663
Net interest income after provision for loan losses	50,935	47,536	40,371	33,544	33,115
Noninterest income	9,840	9,423	10,544	10,812	9,684
Noninterest expense	34,268	35,233	39,238	33,084	32,161
Income before income taxes	26,507	21,726	11,677	11,272	10,638
Income tax expense	9,237	7,280	3,199	3,496	3,484
Net income	$17,270	$14,446	$8,478	$7,776	$7,154

PER SHARE DATA:
Basic net income (1)	$1.47	$1.22	$0.73	$0.69	$0.65
Diluted net income (2)	$1.44	$1.19	$0.71	$0.67	$0.63
Book value (3)	$10.54	$9.45	$8.45	$7.86	$7.30
Weighted average number of shares outstanding - basic	11,725,671	11,795,635	11,559,155	11,221,232	11,063,965
Weighted average number of shares outstanding - diluted	11,956,433	12,107,230	11,986,856	11,572,588	11,324,650
Shares outstanding at period end	11,656,943	11,807,649	11,669,837	11,381,037	11,214,414

BALANCE SHEET DATA:
Securities	$172,298	$198,495	$232,809	$153,473	$126,443
Net loans (5)(6)	$699,957	$669,901	$708,611	$636,221	$653,807
Allowance for loan losses	$9,279	$10,224	$12,497	$13,451	$13,227
Total assets	$1,037,138	$1,130,509	$1,108,173	$1,005,982	$960,066
Total deposits	$846,593	$939,759	$918,535	$835,410	$841,936
Other borrowed funds	$21,800	$32,700	$47,800	$43,600	$0
Notes payable to subsidiary grantor trusts	$23,702	$23,702	$23,702	$23,702	$23,000
Total shareholders’ equity	$122,820	$111,617	$98,579	$89,485	$81,862

SELECTED PERFORMANCE RATIOS:
Return on average assets (4)	1.57%	1.27%	0.80%	0.81%	0.77%
Return on average equity	14.62%	13.73%	9.04%	9.04%	9.15%
Net interest margin	5.06%	4.58%	4.22%	4.15%	4.19%
Efficiency ratio	56.86%	61.52%	76.07%	70.01%	70.74%
Average net loans as a percentage of average deposits	77.61%	73.55%	77.11%	77.21%	76.49%
Average total shareholders’ equity as a percentage of average total assets	10.75%	9.25%	8.80%	8.95%	8.41%

SELECTED ASSET QUALITY RATIOS:
Net loan charge-offs to average loans	0.06%	0.28%	0.19%	0.41%	0.09%
Allowance for loan losses to total loans (5)(6)	1.31%	1.51%	1.73%	2.03%	1.96%

CAPITAL RATIOS:
Tier 1 risk-based	17.3%	14.2%	13.0%	13.3%	12.1%
Total risk-based	18.4%	15.3%	14.3%	14.5%	13.3%
Leverage	13.6%	11.6%	10.9%	11.1%	10.7%

Notes:

(1)                                  Represents net income divided by the average number of shares of common stock outstanding for the respective period.

(2)                                  Represents net income divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

(3)                                  Represents shareholders’ equity divided by the number of shares of common stock outstanding at the end of the period indicated.

(4)                                  Average balances used in this table and throughout this Annual Report are based on daily averages.

(5)                                  Net loans have been restated for December 31, 2006, 2005 and 2004 as discussed in Note 17 to the consolidated financial statements.

(6)                                  The Company has adjusted net loans for December 31, 2003 and 2002 related to the restatement discussed in Note 17 to the consolidated financial statements.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition gives effect to the restatement discussed in Note 17 to the consolidated financial statements.

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

Distribution, Rate and Yield

		Year Ended December 31,
		2006			2005			2004
(Dollars in thousands)		Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
Assets:
Loans, gross (1) (2)		$738,297	$61,859	8.38%	$762,328	$54,643	7.17%	$725,921	$43,593	6.01%
Securities		191,220	7,796	4.08%	226,043	7,247	3.21%	216,012	6,715	3.11%
Interest bearing deposits in other financial institutions		2,826	132	4.67%	3,234	97	3.00%	1,336	14	1.05%
Federal funds sold		63,739	3,170	4.97%	52,438	1,769	3.37%	28,964	363	1.25%
Total interest earning assets		996,082	72,957	7.32%	1,044,043	63,756	6.11%	972,233	50,685	5.21%
Cash and due from banks		34,810			38,670			47,911
Premises and equipment, net		2,482			2,879			3,728
Other assets		64,904			51,593			41,923
Total assets		$1,098,278			$1,137,185			$1,065,795

Liabilities and shareholders’ equity:
Deposits:
Demand, interest bearing		$145,471	$3,220	2.21%	$134,412	$1,749	1.30%	$112,439	$536	0.48%
Savings and money market		358,846	10,274	2.86%	363,570	6,058	1.67%	350,922	3,658	1.04%
Time deposits, under $100		31,967	1,037	3.24%	37,260	862	2.31%	38,717	575	1.49%
Time deposits, $100 and over		107,387	3,762	3.50%	115,104	2,867	2.49%	100,309	1,556	1.55%
Brokered time deposits, $100 and over		34,234	1,295	3.78%	35,764	1,313	3.67%	11,460	473	4.13%
Notes payable to subsidiary grantor trusts		23,702	2,310	9.75%	23,702	2,136	9.01%	23,702	1,958	8.26%
Securities sold under agreement to repurchase		25,429	627	2.47%	40,748	922	2.26%	43,140	892	2.07%
Total interest bearing liabilities		727,036	$22,525	3.10%	750,560	$15,907	2.12%	680,689	$9,648	1.42%
Demand, noninterest bearing		229,190			259,881			275,192
Other liabilities		23,957			21,536			16,139
Total liabilities		980,183			1,031,977			972,020
Shareholders’ equity		118,095			105,208			93,775
Total liabilities and shareholders’ equity		$1,098,278			$1,137,185			$1,065,795

Net interest income / margin	.		$50,432	5.06%		$47,849	4.58%		$41,037	4.22%

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

Volume and Rate Variances

	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
(Dollars in thousands)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Income from the interest earning assets:
Loans, gross	$(2,024)	$9,240	$7,216	$2,594	$8,456	$11,050
Securities	(1,427)	1,976	549	313	219	532
Interest bearing deposits in other financial institutions	(19)	54	35	57	26	83
Federal funds sold	564	837	1,401	793	613	1,406
Total interest income on interest earning assets	$(2,906)	$12,107	$9,201	$3,757	$9,314	$13,071

Expense from the interest liabilities:
Demand, interest bearing	$249	$1,222	$1,471	$287	$926	$1,213
Savings and money market	(124)	4,340	4,216	198	2,202	2,400
Time deposits, under $100	(170)	345	175	(94)	381	287
Time deposits, $100 and over	(267)	1,162	895	420	891	1,311
Brokered time deposits, $100 and over	(57)	39	(18)	892	(52)	840
Notes payable to subsidiary grantor trusts	—	174	174	—	178	178
Securities sold under agreement to repurchase	(379)	84	(295)	(53)	83	30
Total interest expense on interest bearing liabilities	$(748)	$7,366	$6,618	$1,650	$4,609	$6,259
Net interest income	$(2,158)	$4,741	$2,583	$2,107	$4,705	$6,812

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

For 2006, the Company had a credit provision for loan losses of $0.5 million, compared to provision for loan losses of $0.3 million for 2005 and $0.7 million for 2004.   The allowance for loan losses represented 1.31%, 1.51% and 1.73% of total loans at December 31, 2006, 2005 and 2004, respectively. See “Allowance for Loan Losses” on page 44 for additional information.

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

The following table sets forth the various components of the Company’s noninterest income:

Noninterest Income

	Year Ended December 31,			Increase (decrease) 2006 versus 2005		Increase (decrease) 2005 versus 2004
(Dollars in thousands)	2006	2005	2004	Amount	Percent	Amount	Percent
Gain on sale of SBA loans	$3,337	$2,871	$3,052	$466	16%	$(181)	-6%
Gain on sale of Capital Group loan portfolio	671	—	—	671	N/A	—	N/A
Servicing income	1,860	1,838	1,498	22	1%	340	23%
Increase in cash surrender value of life insurance	1,439	1,236	1,031	203	16%	205	20%
Service charges and fees on deposit accounts	1,335	1,468	1,799	(133)	-9%	(331)	-18%
Gain on sale of leased equipment	—	299	—	(299)	-100%	299	N/A
Equipment leasing	—	131	871	(131)	-100%	(740)	-85%
Gain on sales of securities available-for-sale	—	—	476	—	N/A	(476)	-100%
Mortgage brokerage fees	—	—	168	—	N/A	(168)	-100%
Other	1,198	1,580	1,649	(382)	-24%	(69)	-4%
Total	$9,840	$9,423	$10,544	$417	4%	$(1,121)	-11%

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

The following table sets forth the various components of the Company’s noninterest expense:

Noninterest Expense

	Year Ended December 31,			Increase (decrease) 2006 versus 2005		Increase (decrease) 2005 versus 2004
(Dollars in thousands)	2006	2005	2004	Amount	Percent	Amount	Percent
Salaries and employee benefits	$19,414	$19,845	$20,189	$(431)	-2%	$(344)	-2%
Occupancy	3,110	3,254	3,670	(144)	-4%	(416)	-11%
Professional fees	1,688	1,617	2,656	71	4%	(1,039)	-39%
Client services	1,000	1,404	1,044	(404)	-29%	360	34%
Advertising and promotion	1,064	985	1,090	79	8%	(105)	-10%
Low income housing investment losses and writedowns	995	957	878	38	4%	79	9%
Furniture and equipment	517	734	921	(217)	-30%	(187)	-20%
Data processing expense	806	661	722	145	22%	(61)	-8%
Retirement plan expense	352	619	306	(267)	-43%	313	102%
Amortization of leased equpiment	—	334	1,016	(334)	-100%	(682)	-67%
Operational losses	9	37	2,219	(28)	-76%	(2,182)	-98%
Other	5,313	4,786	4,527	527	11%	259	6%
Total	$34,268	$35,233	$39,238	$(965)	-3%	(4,005)	-10%

The following table indicates the percentage of noninterest expense in each category:

Noninterest Expense by Category

	2006		2005		2004
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Salaries and employee benefits	$19,414	57%	$19,845	56%	$20,189	51%
Occupancy	3,110	9%	3,254	9%	3,670	9%
Professional fees	1,688	5%	1,617	4%	2,656	7%
Client services	1,000	3%	1,404	4%	1,044	3%
Advertising and promotion	1,064	3%	985	3%	1,090	3%
Low income housing investment losses and writedowns	995	3%	957	3%	878	2%
Furniture and equipment	517	1%	734	2%	921	2%
Data processing expense	806	2%	661	2%	722	2%
Retirement plan expense	352	1%	619	2%	306	1%
Amortization of leased equpiment	—	0%	334	1%	1,016	2%
Operational losses	9	0%	37	0%	2,219	6%
Other	5,313	16%	4,786	14%	4,527	12%
Total	$34,268	100%	$35,233	100%	$39,238	100%

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

Salaries and employee benefits, the single largest component of noninterest expense, decreased $0.4 million in 2006 from 2005.  In 2005, salaries and employee benefits decreased $0.3 million from 2004.  The decrease in 2006 from 2005 was primarily attributable to a decrease in loan officer commissions, executive severance and term life insurance expense, partially offset by an increase in stock option expense.  The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) (Statement 123R) in 2006, which has resulted in an increase of stock option expense in noninterest expense of $780,000 in 2006.  In 2005, stock option expense was not included in the salaries and employee benefits but rather disclosed in a footnote in the Company’s financial statements on a pro forma basis.  The decrease in 2005 from 2004 was primarily attributable to a decrease in the number of employees.

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

Financial Condition

As of December 31, 2006, total assets were $1.04 billion, a decrease of 8% from $1.13 billion at year-end 2005.   Total securities available-for-sale (at fair value) were $172.3 million, a decrease of 13% from $198.5 million at year-end 2005.  The total loan portfolio (excluding loans held for sale) was $709.2 million, an increase of 4% from $680.1 million at year-end 2005.  Total deposits were $846.6 million, a decrease of 10% from $939.8 million at year-end 2005.  Securities sold under agreement to repurchase decreased $10.9 million, or 33%, to $21.8 million at December 31, 2006, from $32.7 million at year-end 2005.

Securities Portfolio

The following table reflects the fair market values for the total portfolio for each category of securities for the past three years.

Investment Portfolio

	December 31,
(Dollars in thousands)	2006	2005	2004
Securities available-for-sale (at fair value)
U.S. Treasury	$5,963	$6,920	$5,942
U.S. Government Agencies	59,396	82,041	90,308
Mortgage-Backed Securities	90,186	91,868	107,735
Municipals - Tax Exempt	8,142	8,268	9,206
Collateralized Mortgage Obligations	8,611	9,398	19,618
Total	$172,298	$198,495	$232,809

The following table summarizes the amounts and distribution of the Company’s securities and the weighted average yields as of December 31, 2006:

	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale (at fair value):
U.S. Treasury	$5,963	3.50%	$—	—	$—	—	$—	—	$5,963	3.50%
U.S. Government Agencies	27,385	4.96%	32,011	4.79%	—	—	—	—	59,396	4.87%
Mortgage Backed Securities	—	—	2,028	3.46%	7,256	4.41%	80,902	4.44%	90,186	4.41%
Municipals - non-taxable	4,086	2.76%	4,056	3.14%	—	—	—	—	8,142	2.95%
Collateralized Mortgage Obligations	—	—	—	—	5,353	5.64%	3,258	2.82%	8,611	4.57%
Total	$37,434	4.49%	$38,095	4.54%	$12,609	4.93%	$84,160	4.38%	$172,298	4.48%

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

Gross loans (including loans held for sale) represented 72% of total assets at December 31, 2006, as compared to 67% of at December 31, 2005.  The ratio of net loans to deposits increased to 83% at the end of 2006 from 71% at the end of 2005.  Demand for loans remains relatively strong in many areas within the Company’s markets and competition continues to intensify.  To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structuring loans.

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

Loan Distribution

	December 31,
(Dollars in thousands)	2006	% to Total	2005	% to Total	2004	% to Total	2003	% to Total	2002	% to Total
Commercial	$284,093	40%	$248,060	37%	$296,030	41%	$269,076	41%	$256,271	38%
Real estate - mortgage	239,041	34%	237,566	35%	250,984	35%	227,474	35%	210,121	32%
Real estate - land and construction	143,834	20%	149,851	22%	118,290	17%	101,082	16%	147,822	22%
Home equity	38,976	6%	41,772	6%	52,170	7%	49,434	8%	49,853	7%
Consumer	2,422	0%	1,721	0%	2,908	0%	1,743	0%	2,850	1%
Total loans	708,366	100%	678,970	100%	720,382	100%	648,809	100%	666,917	100%
Deferred loan costs, net	870		1,155		726		863		117
Allowance for loan losses	(9,279)		(10,224)		(12,497)		(13,451)		(13,227)
Loans, net	$699,957		$669,901		$708,611		$636,221		$653,807

Total loans (excluding of loans held for sale) were $709.2 million at December 31, 2006, an increase of 4% from $680.1 million at December 31, 2005, and a decrease of 2% from $721.1 million at December 31, 2004. The Company’s allowance for loan losses was $9.3 million, or 1.31% of total loans, for 2006 as compared to $10.2 million, or 1.51% of total loans, for 2005, and $12.5 million, or 1.73% of total loans, for 2004. As of December 31,

2006, 2005, and 2004, the Company had $4.3 million, $3.7 million, and $1.3 million, respectively, in nonperforming assets.

The Company’s loan portfolio concentrated in commercial, primarily manufacturing, wholesale, and services and real estate, with the balance in land development and construction and home equity and consumer loans.  The loan portfolio mix over the past five years has remained relatively the same.

The change in the Company’s loan portfolio in 2006 from 2005 is primarily due to the increase in the commercial loan portfolio and commercial real estate mortgage loan portfolio, partially offset by a decrease in the real estate land and construction loan portfolio.  The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 60% and 63% of its net loans were secured by real property as of December 31, 2006 and 2005. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.  In the fourth quarter of 2005, the Company entered into negotiations for the sale of its Capital Group loan portfolio consisting primarily of “factoring” type loans.  In contemplation of the sale, $32 million, net of the respective allowance loan loss, was moved from commercial loans into loans held-for-sale.  Primarily as a result of this reclassification, gross loans decreased 6% to $680.1 million at December 31, 2005, compared to $721.1 million at December 31, 2004.  The sale of the Capital Group loan portfolio was completed in 2006, resulting in a gain of $0.7 million.  In 2005, commercial real estate mortgages decreased as mortgage loans matured or were paid off.   The increase in real estate land and construction loans is due to increased market demand for this type of financing.

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

As of December 31, 2006, real estate mortgage loans of $239.0 million consist of adjustable and fixed rate loans secured by commercial property, and loans secured by first mortgages on 1-4 family residential properties of $0.9 million. Home equity lines of credit are secured by junior deeds of trust on 1-4 family residential properties totaling $39.0 million.  Properties securing the real estate mortgage loans are primarily located in the Company’s market area.  While no specific industry concentration is considered significant, the Company’s lending operations are located in market areas that are dependent on the technology and real estate industries and their supporting companies. Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at present. The Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans.

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

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of December 31, 2006. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 2006, approximately 76% of the Company’s loan portfolio consisted of floating interest rate loans.

Loan Maturities

(Dollars in thousands)	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
Commercial	$266,951	$13,567	$3,575	$284,093
Real estate - mortgage	97,935	81,260	59,846	239,041
Real estate - land and construction	143,763	71	—	143,834
Home equity	30,163	—	8,813	38,976
Consumer	2,306	116	—	2,422
Total loans	$541,118	$95,014	$72,234	$708,366

Loans with variable interest rates	$510,124	$23,108	$8,890	$542,122
Loans with fixed interest rates	30,994	71,906	63,344	166,244
Total loans	$541,118	$95,014	$72,234	$708,366

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

The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated.

Nonperforming Assets

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002
Nonaccrual loans	$3,866	$3,672	$1,028	$3,972	$4,571
Loans 90 days past due and still accruing	451	—	302	608	—
Total nonperforming loans	4,317	3,672	1,330	4,580	4,571
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$4,317	$3,672	$1,330	$4,580	$4,571

Nonperforming assets as a percentage of loans plus other real estate owned	0.61%	0.54%	0.18%	0.70%	0.69%

The balance of nonperforming assets at the end of 2006 represents an increase of $0.6 million, or 18%, from year-end 2005 levels.  Nonperforming assets increased by $2.3 million, or 176%, in 2005 as compared to 2004.  The ratio of non-performing assets to total gross loans plus OREO also increased to 0.60% at the end of 2006 from 0.53% at the end of 2005.  The main changes during 2006 were in Land and Construction loans.

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

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	2006	2005		2004		2003	2002
Balance, beginning of year	$10,224	$12,497		$13,451		$13,227	$11,154
Charge-offs:
Commercial	(291)	(3,273)		(2,901)		(2,906)	(936)
Real estate - mortgage	—	—		—		—	—
Real estate - land and construction	—	—		—		—	—
Home equity	(540)	—		—		—	—
Consumer	—	—		—		—	—
Total charge-offs	(831)	(3,273)		(2,901)		(2,906)	(936)

Recoveries:
Commercial	389	1,358		1,562		230	346
Real estate - mortgage	—	—		—		—	—
Real estate - land and construction	—	—		—		—	—
Home equity	—	—		—		—	—
Consumer	—	—		—		—	—
Total recoveries	389	1,358		1,562		230	346
Net charge-offs	(442)	(1,915)		(1,339)		(2,676)	(590)
Provision for loan losses	(503)	313		666		2,900	2,663
Reclassification of allowance for loan losses	—	(671	)(1)	—		—	—
Reclassification to other liabilities	—	—		(281	)(2)	—	—
Balance, end of year	$9,279	$10,224		$12,497		$13,451	$13,227

RATIOS:
Net charge-offs to average loans *	0.06%	0.28%		0.19%		0.41%	0.09%
Allowance for loan losses to average loans *	1.32%	1.47%		1.80%		2.07%	2.07%
Allowance for loan losses to total loans *	1.31%	1.51%		1.73%		2.03%	1.96%
Allowance for loan losses to nonperforming loans	215%	278%		940%		294%	289%

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

As of December 31, 2006, the Company’s unallocated allowance was $1.4 million, compared to $1.1 million as of December 31, 2005.  The unallocated component of the allowance is maintained to cover uncertainties that could affect management’s estimate of probable losses and also reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating losses on specific problem loans and pools of other loans.  The unallocated allowance increased from 2004 to 2005, as the Company updated its allowance methodology. If the same methodology used at year end 2005 was applied as of December 31, 2004, the unallocated allowance would be more comparable. The unallocated amount is reviewed periodically based on trends in credit losses, the results of credit reviews and overall economic trends.

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

Allocation of Loan Loss Allowance

	December 31,
	2006		2005		2004		2003		2002
(Dollars in thousands)	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
Commercial	$4,872	40%	$4,199	37%	$8,691	41%	$9,667	43%	$6,349	39%
Real estate - mortgage	1,507	34%	2,631	35%	1,498	35%	1,846	35%	2,041	31%
Real estate - land and construction	1,243	20%	1,914	22%	1,711	16%	1,714	15%	3,574	22%
Home equity	244	6%	300	6%	173	7%	157	7%	370	7%
Consumer	24	0%	33	0%	38	1%	37	0%	47	1%
Unallocated	1,389	0%	1,147	0%	386	0%	30	0%	846	0%
Total	$9,279	100%	$10,224	100%	$12,497	100%	$13,451	100%	$13,227	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2006, 2005, and 2004:

	2006	2005	2004
Return on average assets	1.57%	1.27%	0.80%
Return on average equity	14.62%	13.73%	9.04%
Dividend payout ratio	13.65%	—	—
Average equity to average assets ratio	10.75%	9.25%	8.80%

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

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005
Balance at beginning of period	$203	$281
Provision for credit losses	274	(78)
Balance at end of period	$477	$203

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2006, are as follows:

(Dollars in thousands)	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total

Securities sold under agreement to repurchase	$10,900	$10,900	$—	$—	$21,800
Notes payable to subsidiary grantor trusts	—	—	—	23,702	23,702
Operating leases	2,027	2,832	2,922	4,978	12,759
Time deposits	147,741	26,267	65	—	174,073
Total debt and operating leases	$160,668	$39,999	$2,987	$28,680	$232,334

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

				Minimum Regulatory Requirements
Capital ratios:
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

Presented below, as of December 31, 2006 and 2005, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	2006				2005
	$ Change in Market	% Change in Market	Market Value as a % of Present Value of Assets		$ Change in Market	% Change in Market	Market Value as a % of Present Value of Assets
(Dollars in thousands)	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
Change in rates
+ 200 bp	$31,607	17.16%	21.1%	309	$41,217	23.41%	19.6%	371
0 bp	$—	0.00%	18.0%	0	$—	0.00%	15.9%	0
- 200 bp	$(45,606)	-24.76%	13.6%	(446)	$(61,175)	-34.74%	10.4%	(551)

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio.  Our accounting for estimated loan losses is discussed under the heading “Allowance for Loan Losses” beginning on page 44.

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

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item above. See page 53.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and reports of Independent Registered Public Accounting Firms are set forth on pages 61 through 99.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of December 31, 2006, the period covered by this report on Form 10-K/A.

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

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

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

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2006.  Such information is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the independent registered public accounting firms’ reports are set forth on pages 61 through 99.

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

Heritage Commerce Corp

	BY:	/s/ Walter T. Kaczmarek
DATE: February 22, 2008		Walter T. Kaczmarek
Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ FRANK BISCEGLIA	Director	February 22, 2008
Frank Bisceglia

/s/ JAMES BLAIR	Director	February 22, 2008
James Blair

/s/ JACK CONNER	Director and Chairman of the Board	February 22, 2008
Jack Conner

/s/ WILLIAM DEL BIAGGIO, JR.	Director	February 22, 2008
William Del Biaggio, Jr

/s/ WALTER T. KACZMAREK	Director and Chief Executive Officer and President	February 22, 2008
Walter T. Kaczmarek	(Principle Executive Officer)

/s/ LAWRENCE D. MCGOVERN	Executive Vice President and Chief Financial Officer	February 22, 2008
Lawrence D. McGovern	(Principal Financial and Accounting Officer)

/s/ ROBERT MOLES	Director	February 22, 2008
Robert Moles

/s/ LON NORMANDIN	Director	February 22, 2008
Lon Normandin

/s/ JACK PECKHAM	Director	February 22, 2008
Jack Peckham

/s/ HUMPHREY POLANEN	Director	February 22, 2008
Humphrey Polanen

/s/ CHARLES TOENISKOETTER	Director	February 22, 2008
Charles Toeniskoetter

/s/ RANSON WEBSTER	Director	February 22, 2008
Ranson Webster

/s/ JOHN J. HOUNSLOW	Director	February 22, 2008
John J. Hounslow

/s/ MARK LEFANOWICZ	Director	February 22, 2008
Mark Lefanowicz

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS

DECEMBER 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Heritage Commerce Corp

San Jose, California

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp as of December 31, 2006 and 2005, and the related consolidated income statements, statements of changes in shareholders’ equity and statements of cash flows for the years then ended.  We also have audited management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting in Item 9A of Form 10-K/A, that Heritage Commerce Corp maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Heritage Commerce Corp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

As discussed in Note 17, the accompanying consolidated balance sheets and statements of cash flows have been restated.

/s/ Crowe Chizek and Company LLP
Oak Brook, Illinois
March 15, 2007 (February 22, 2008 as to the effects of the restatement discussed in Note 17)

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

As discussed in Note 17, the accompanying consolidated statement of cash flows for the year ended December 31, 2004 has been restated.

/s/ Deloitte & Touche LLP

San Francisco, California
March 30, 2005 (February 22, 2008 as to the effects of the restatement discussed in Note 17)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)	December 31, 2006 (As Restated See Note 17)	December 31, 2005 (As Restated See Note 17)
Assets
Cash and due from banks	$34,285	$35,560
Federal funds sold	15,100	62,900
Total cash and cash equivalents	49,385	98,460
Securities available for sale, at fair value	172,298	198,495
Loans held for sale, at lower of cost or market	33,752	78,800
Loans, net of deferred costs	709,236	680,125
Allowance for loan losses	(9,279)	(10,224)
Loans, net	699,957	669,901
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	6,113	5,859
Company owned life insurance	36,174	34,735
Premises and equipment, net	2,539	2,541
Accrued interest receivable and other assets	36,920	41,718
Total assets	$1,037,138	$1,130,509

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Demand, noninterest bearing	$231,841	$248,009
Demand, interest bearing	133,413	157,330
Savings and money market	307,266	353,798
Time deposits, under $100	31,097	35,209
Time deposits, $100 and over	111,017	109,373
Brokered deposits, $100 and over	31,959	36,040
Total deposits	846,593	939,759
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	21,800	32,700
Accrued interest payable and other liabilities	22,223	22,731
Total liabilities	914,318	1,018,892

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	0	0
Common Stock, no par value; 30,000,000 shares authorized; shares outstanding: 11,656,943 in 2006 and 11,807,649 in 2005	62,363	67,602
Retained earnings	62,452	47,539
Unearned restricted stock award	0	(803)
Accumulated other comprehensive loss	(1,995)	(2,721)
Total shareholders’ equity	122,820	111,617
Total liabilities and shareholders’ equity	$1,037,138	$1,130,509

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

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

					Accumlated
			Unearned		Other		Total
	Common Stock		Restricted	Unallocated	Comprehensive	Retained	Shareholders,	Comprehensive
(Dollars in thousands, except shares)	Shares	Amount	Stock Award	ESOP Shares	Income (Loss)	Earnings	Equity	Income
Balance, January 1, 2004	11,381,037	$65,234	$—	$(443)	$79	$24,615	$89,485
Net Income	—	—	—	—	—	8,478	8,478	$8,478
Net change in unrealized gain/loss on securities available-for-sale and Interest-Only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	(684)	—	(684)	(684)
Increase in pension liability, net of deferred income taxes	—	—	—	—	(1,125)	—	(1,125)	(1,125)
Total comprehensive income								$6,669
ESOP shares released	—	296	—	250	—	—	546
Common stock repurchased	(263,728)	(4,214)	—	—	—	—	(4,214)
Stock options exercised, including related tax benefits	552,528	6,093	—	—	—	—	6,093
Balance, December 31, 2004	11,669,837	67,409	—	(193)	(1,730)	33,093	98,579
Net Income	—	—	—	—	—	14,446	14,446	$14,446
Net change in unrealized gain/loss on securities available-for-sale and Interest-Only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	(664)	—	(664)	(664)
Increase in pension liability, net of deferred income taxes	—	—	—	—	(327)	—	(327)	(327)
Total comprehensive income								$13,455
ESOP shares released	—	284	—	193	—	—	477
Restricted stock award	51,000	926	(926)	—	—	—	—
Amortization of restricted stock award	—	—	123	—	—	—	123
Redemption payment on commom stock	—	(12)	—	—	—	—	(12)
Common stock repurchased	(300,160)	(5,732)	—	—	—	—	(5,732)
Stock options exercised, including related tax benefits	386,972	4,727	—	—	—	—	4,727
Balance, December 31, 2005	11,807,649	67,602	(803)	—	(2,721)	47,539	111,617
Net Income	—	—	—	—	—	17,270	17,270	$17,270
Net change in unrealized gain/loss on securities available-for-sale and Interest-Only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	377	—	377	377
Decrease in pension liability, net of deferred income taxes	—	—	—	—	349	—	349	349
Total comprehensive income								$17,996
Reclassification of unearned restricted stock award upon adoption of Statement 123 (revised 2004)	—	(803)	803	—	—	—	—
Amortization of restricted stock award	—	154	—	—	—	—	154
Cash dividend declared on common stock, $0.20 per share	—	—	—	—	—	(2,357)	(2,357)
Common stock repurchased	(330,300)	(7,888)	—	—	—	—	(7,888)
Stock option expense	—	780	—	—	—	—	780
Stock options exercised, including related tax benefits	179,594	2,518	—	—	—	—	2,518
Balance, December 31, 2006	11,656,943	$62,363	$—	$—	$(1,995)	$62,452	$122,820

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Dollars in thousands)	2006 (As Restated See Note 17)	2005 (As Restated See Note 17)	2004 (As Restated See Note 17)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,270	$14,446	$8,478
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain/loss on disposals of property and equipment	0	0	(17)
Depreciation and amortization	662	988	1,366
Provision for loan losses	(503)	313	666
Gain on sale of leased equipment	0	(299)	0
Gain on sales of securities available-for-sale	0	0	(476)
Deferred income tax benefit	(319)	(360)	(1,163)
Non-cash compensation expense related to ESOP plan	0	477	546
Stock option expense	780	0	0
Amortization of restricted stock award	154	123	0
Amortization (accretion) of discounts and premiums on securities	(1,087)	928	1,090
Gain on sale of Capital Group loan portfolio	(671)	0	0
Gain on sale of SBA loans	(3,337)	(2,871)	(3,052)
Proceeds from sales of SBA loans held for sale	65,466	51,176	57,647
Change in SBA loans held for sale	(51,100)	(58,876)	(54,633)
Increase in cash surrender value of life insurance	(1,439)	(1,236)	(1,031)
Effect of changes in:
Accrued interest receivable and other assets	4,270	(7,181)	(3,948)
Accrued interest payable and other liabilities	1,562	4,909	4,540
Net cash provided by operating activities	31,708	2,537	10,013

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans (including purchase of $10,306 in 2006)	(27,591)	11,768	(71,214)
Proceeds from sale of Capital Group loan portfolio	30,047	0	0
Net decrease in Capital Group loan portfolio prior to sale	2,681	0	0
Purchases of securities available-for-sale	(64,018)	(26,087)	(127,662)
Maturities/Paydowns/Calls of securities available-for-sale	92,274	57,707	23,270
Proceeds from sales of securities available-for-sale	0	0	22,641
Sale of leased equipment	0	687	0
Purchases of company owned life insurance	0	(7,196)	0
Purchase of premises and equipment	(660)	(346)	(532)
Purchase of restricted stock and other investments	(254)	(1,164)	(2,191)
Net cash provided by (used in) investing activities	32,479	35,369	(155,688)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(93,166)	21,224	83,125
Payment of other liability	(1,469)	(2,299)	0
Exercise of stock options	2,518	4,727	6,093
Common stock repurchased	(7,888)	(5,744)	(4,214)
Payment of cash dividend	(2,357)	0	0
Net change in other borrowings	(10,900)	(15,100)	4,200
Net cash provided by (used in) financing activities	(113,262)	2,808	89,204
Net increase (decrease) in cash and cash equivalents	(49,075)	40,714	(56,471)
Cash and cash equivalents, beginning of year	98,460	57,746	114,217
Cash and cash equivalents, end of year	$49,385	$98,460	$57,746

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$22,285	$15,291	$9,493
Income taxes	$4,781	$13,828	$3,080

Supplemental schedule of non-cash investing activity:
Transfer of commerical loans (Capital Group loan portfolio) to loans held-for-sale	$0	$32,057	$0
Transfer of loans held for sale to loan portfolio	$1,962	$5,428	$1,561

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

Equipment under Operating Leases to Others

Equipment under operating leases where the Company was the lessor were carried at cost less accumulated depreciation based on the terms of the leases.  This equipment represented a pool of electronic testing equipment available for short-term rentals purchased in 2002 from a third party, who serviced the leases.  At December 31, 2004, the Company had $2,807,000 in equipment and $2,085,000 in accumulated depreciation related to these leases.  Depreciation expense was $1,016,000 and rental revenue on the leases was $871,000 in 2004.  The Company regularly evaluated this equipment for impairment.  In 2004, the Company recorded a write-off on the electronic test equipment of $2,193,000 due to an impairment.  In 2005, the Company sold all the electronic test equipment and recognized a gain on sale of $299,000.

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

	Year ended December 31,
	2006	2005	2004
Weighted average common shares outstanding - used in computing basic earnings per share	11,725,671	11,795,635	11,559,155
Dilutive effect of stock options outstanding, using the treasury stock method	230,762	311,595	427,701
Shares used in computing diluted earnings per share	11,956,433	12,107,230	11,986,856

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

Adoption of Other New  Accounting Standards

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).  This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007.  Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end.  Adoption of Statement 158 did not significantly change the method the Company used to account for its benefit plan since the Company’s supplemental retirement plan has no assets and the liability for benefits was previously measured as of each December 31 and recorded on the Company’s balance sheet.

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

(2) Securities

The amortized cost and estimated fair value of securities at year-end were as follows:

		Gross	Gross	Estimated
2006	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury	$6,000	$—	$(37)	$5,963
U.S. Government Agencies	59,610	27	(241)	59,396
Municipals - Tax Exempt	8,299	—	(157)	8,142
Mortgage-Backed Securities	93,150	74	(3,038)	90,186
Collateralized Mortgage Obligations	8,683	76	(148)	8,611
Total securities available-for-sale	$175,742	$177	$(3,621)	$172,298

		Gross	Gross	Estimated
2005	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury	$7,000	$—	$(80)	$6,920
U.S. Government Agencies	82,759	6	(724)	82,041
Municipals - Tax Exempt	8,480	—	(212)	8,268
Mortgage-Backed Securities	95,009	78	(3,219)	91,868
Collateralized Mortgage Obligations	9,663	—	(265)	9,398
Total securities available-for-sale	$202,911	$84	$(4,500)	$198,495

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

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
2006	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$—	$—	$5,963	$(37)	$5,963	$(37)
U.S. Government Agencies	35,078	(87)	11,456	(154)	46,534	(241)
Mortgage-Backed Securities	11,691	(65)	68,421	(2,973)	80,112	(3,038)
Municipals - Tax Exempt	—	—	8,142	(157)	8,142	(157)
Collateralized Mortgage Obligations	—	—	3,257	(148)	3,257	(148)
Total	$46,769	$(152)	$97,239	$(3,469)	$144,008	$(3,621)

	Less Than 12 Months		12 Months or More		Total
2005	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$5,924	$(76)	$996	$(4)	$6,920	$(80)
U.S. Government Agencies	8,094	(2)	69,990	(722)	78,084	(724)
Mortgage-Backed Securities	25,354	(584)	57,362	(2,635)	82,716	(3,219)
Municipals - Tax Exempt	1,891	(37)	6,227	(175)	8,118	(212)
Collateralized Mortgage Obligations	—	—	9,398	(265)	9,398	(265)
Total	$41,263	$(699)	$143,973	$(3,801)	$185,236	$(4,500)

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

Sales of securities available-for-sale resulted in gross realized losses of $0, $0, and $1,000 in 2006, 2005, and 2004, respectively.

Securities with amortized cost of $53,708,000 and $64,445,000 as of December 31, 2006 and 2005 were pledged to secure public and certain other deposits as required by law or contract.

(3) Loans and Loan Servicing

Loans at year-end were as follows:

	2006 (As Restated See Note 17)	2005 (As Restated See Note 17)

(Dollars in thousands)
Loans held for sale	$33,752	$78,800

Loans held for investment
Commercial	284,093	248,060
Real estate - mortgage	239,041	237,566
Real estate - land and construction	143,834	149,851
Home equity	38,976	41,772
Consumer	2,422	1,721
Total loans	708,366	678,970
Deferred loan origination costs and fees, net	870	1,155
Allowance for loan losses	(9,279)	(10,224)
Loans, net	$699,957	$669,901

Real estate mortgage loans are primarily secured by mortgages on commercial property.

During 2006, HBC purchased $10,306,000 of home equity loans from another bank.  The premium that HBC paid over the face value of the loans was insignificant.  The purchased loans are considered to be of satisfactory credit quality.

Changes in the allowance for loan losses were as follows:

	Year ended December 31,
(Dollars in thousands)	2006	2005		2004
Balance, beginning of year	$10,224	$12,497		$13,451

Loans charged-off	(831)	(3,273)		(2,901)
Recoveries	389	1,358		1,562
Net loans charged-off	(442)	(1,915)		(1,339)
Provision for loan losses	(503)	313		666
Reclassification of allowance for loan losses	—	(671	)(1)	—
Reclassification to other liabilities	—	—		(281	)(2)
Balance, end of year	$9,279	$10,224		$12,497

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

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans.  Nonperforming loans were as follows at year-end:

(Dollars in thousands)	2006	2005
Loans past due over 90 days still on accrual	$451	$—
Nonaccrual loans	$3,866	$3,672

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

HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties:

(Dollars in thousands)	2006
Balance, beginning of year	$3,012
Advances on loans during the year	—
Repayment on loans during the year	(3,010)
Balance, end of year	$2

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

At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows on the I/O strip to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$4,537
Weighted average life (in years)	4.5
Prepayment speed assumption (annual rate)	17.7%
Impact on fair value of 10% adverse change in prepayment speed (CPR 19.5%)	$(280)
Impact on fair value of 20% adverse change in prepayment speed (CPR 21.2%)	$(534)
Residual cash flow discount rate assumption (annual)	9.8%
Impact on fair value of 10% adverse change in discount rate (10.8% discount rate)	$(133)
Impact on fair value of 20% adverse change in discount rate (11.8% discount rate)	$(259)

Activity for I/O strip receivables in 2006 and 2005 follows:

(Dollars in thousands)	2006	2005
Beginning of year balance	$4,679	$3,954
Additions	1,272	1,398
Amortization	(1,229)	(1,226)
Unrealized (loss) gain	(185)	553
End of year balance	$4,537	$4,679

(4) Premises and Equipment

Premises and equipment at year end were as follows:

(Dollars in thousands)	2006	2005
Furniture and equipment	$4,704	$4,326
Leasehold improvements	4,420	4,553
	9,124	8,879
Accumulated depreciation and amortization	(6,585)	(6,338)
Premises and equipment, net	$2,539	$2,541

Depreciation expense was $662,000, $988,000, and $1,366,000 in 2006, 2005, and 2004, respectively.

(5) Deposits

The following table presents the scheduled maturities of time deposits, including brokered deposits, for the next five years:

(Dollars in thousands)	December 31, 2006
2007	$147,741
2008	17,536
2009	8,731
2010	65
2011	—
Total	$174,073

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

The maturity of the Company’s securities sold under agreement to repurchase at December 31, 2006 is as follows:

(Dollars in thousands)	2007	2008	2009	Total
Repurchase agreements	$10,900	$10,900	$—	$21,800

Notes Payable to Subsidiary Grantor Trusts

The following is a summary of the notes payable to the Company’s subsidiary grantor trusts at December 31:

(Dollars in thousands)	2006	2005
Subordinated debentures due to Heritage Capital Trust I with interest payable semi-anually at 10.875%, redeemable with a premium beginning March 8, 2010 and with no premium beginning March 8, 2020 and due March 8, 2030	$7,217	$7,217

Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-anually at 10.6%, redeemable with a premium beginning September 7, 2010 and with no premium beginning September 7, 2020 and due September 7, 2030	7,206	7,206

Subordinated debentures due to Heritage Statutory Trust II with interest payable semi-anually based on 3-month Libor plus 3.58% (8.96% at December 31, 2006), redeemable with a premium beginning July 31, 2006 and with no premium beginning July 31, 2011 and due July 31, 2031	5,155	5,155

Subordinated debentures due to Heritage Statutory Trust III with interest payable semi-anually based on 3-month Libor plus 3.40% (8.77% at December 31, 2006), redeemable with no premium beginning September 26, 2007 and due September 26, 2032	4,124	4,124

Total	$23,702	$23,702

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

Option activity under the Plan is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractua l Life (Years)	Aggregate Intrinsic Value

Total Stock Options
Outstanding at January 1, 2006	753,978	$12.92
Granted	222,400	$23.67
Exercised	(179,594)	$10.09
Forfeited or expired	(43,801)	$16.52
Outstanding at December 31, 2006	752,983	$16.56	7.1	$7,587,000
Exercisable at December 31, 2006	406,960	$12.76	5.5	$5,648,000

Information related to the stock option plan during each year follows:

	2006	2005	2004
Intrinsic value of options exercised	$2,435,000	$3,791,000	$3,793,000
Cash received from option exercise	$1,812,000	$3,641,000	$4,316,000
Tax benefit realized from option exercises	$706,000	$1,086,000	$1,777,000
Weighted average fair value of options granted	$7.57	$5.93	$5.03

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

The following table sets forth the nonqualified supplemental retirement defined benefit plan’s status at December 31:

(Dollars in thousands)	2006	2005	2004
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$9,782	$7,745	$3,962
Service cost	799	826	473
Interest cost	552	464	386
Actuarial (gain)/loss	(422)	842	2,223
Special termination benefits	—	—	765
Benefits paid	(233)	(95)	(64)
Projected benefit obligation at end of year	$10,478	$9,782	$7,745

(Dollars in thousands)	2006	2005	2004
Unfunded Status	$(10,478)	$(9,782)	$(7,745)
Unrecognized net actuarial (gain)/loss	1,902	2,503	1,940
Net amount recognized	$(8,576)	$(7,279)	$(5,805)

Accrued benefit liability	$(10,478)	$(9,782)	$(7,745)
Accumulated other comprehensive expense	1,902	2,503	1,940
Net amount recognized	$(8,576)	$(7,279)	$(5,805)

Weighted-average assumptions as of December 31
Discount rate	5.98%	5.68%	5.60%
Rate of compensation increase	N/A	N/A	N/A
Expected return on Plan assets	N/A	N/A	N/A

The following benefit payments, which reflect anticipated future events, as appropriate, are expected to be paid over the following years:

Year (Dollars in thousands)	Benefit Payments
2007	$239
2008	338
2009	412
2010	441
2011	553
2012 to 2016	5,226

The elements of pension costs for the nonqualified supplemental retirement defined benefit plan were as follows:

(Dollars in thousands)	2006	2005	2004
Components of net periodic benefits cost
Service cost	$799	$825	$473
Interest cost	552	464	386
Amortization of (gain)/loss	180	280	116
Net periodic benefit cost	1,531	1,569	975
Expense due to special termination benefits	—	—	765
Total expense	$1,531	$1,569	$1,740

The net periodic pension cost was determined using the following assumptions:

	2006	2005	2004
Discount rate in determining expense	5.68%	5.60%	6.25%
Discount rate in determining benefit obligations at year end	5.98%	5.68%	5.60%
Rate of increase in future compensation levels for determining expense	N/A	N/A	N/A
Rate of increase in future compensation levels for determining benefit obligations at year end	N/A	N/A	N/A
Expected return on Plan assets	N/A	N/A	N/A

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

The carrying amounts and estimated fair values of the Company’s financial instruments at year-end were as follows:

	2006		2005
(Dollars in thousands)	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Assets
Cash and cash equivalents	$49,385	$49,385	$98,460	$98,460
Securities	172,298	172,298	198,495	198,495
Loans, including loans held for sale, net	733,709	723,302	748,701	733,217
FHLB and FRB Stock	6,113	6,113	5,859	5,859
Accrued interest receivable	4,876	4,876	4,383	4,383

Liabilities
Time deposits	$174,073	$173,953	$180,622	$180,884
Other deposits	672,520	672,520	759,137	759,137
Securities sold under agreement to repurchase	21,800	21,421	32,700	31,931
Notes payable subsidiary grantor trusts	23,702	25,820	23,702	26,050
Accrued interest payable	2,048	2,048	1,808	1,808

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

The Company’s actual and required consolidated capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to risk-weighted assets)	$157,356	18.4%	$68,416	8.0%
Tier 1 Capital (to risk-weighted assets)	$147,600	17.3%	$34,127	4.0%
Tier 1 Capital (to average assets)	$147,600	13.6%	$43,412	4.0%

As of December 31, 2005
Total Capital (to risk-weighted assets)	$144,142	15.3%	$75,528	8.0%
Tier 1 Capital (to risk-weighted assets)	$133,715	14.2%	$37,764	4.0%
Tier 1 Capital (to average assets)	$133,715	11.6%	$46,308	4.0%

HBC’s actual capital and required amounts and ratios are presented in the following table.

					To Be Well-Capitalized Under Prompt
	Actual		For Capital Adequacy Purposes		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total Capital (to risk-weighted assets)	$154,711	18.1%	$68,381	8.0%	$85,476	10.0%
Tier 1 Capital (to risk-weighted assets)	$144,955	17.0%	$34,107	4.0%	$51,161	6.0%
Tier 1 Capital (to average assets)	$144,955	13.4%	$43,270	4.0%	$54,088	5.0%

As of December 31, 2005
Total Capital (to risk-weighted assets)	$142,776	15.2%	$75,180	8.0%	$93,975	10.0%
Tier 1 Capital (to risk-weighted assets)	$132,349	14.1%	$37,590	4.0%	$56,385	6.0%
Tier 1 Capital (to average assets)	$132,349	11.3%	$46,896	4.0%	$58,620	5.0%

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

(14) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
(Dollars in thousands)	2006	2005
Assets
Cash and cash equivalents	$2,104	$2,776
Investment in subsidiary bank	143,175	131,297
Investment in subsidiary trusts	702	702
Other assets	1,131	1,117
Total assets	$147,112	$135,892

Liabilities and Shareholders’ Equity
Notes payable to subsidiary trusts	$23,702	$23,702
Other liabilities	590	573
Shareholders’ equity	122,820	111,617
Total liabilities and shareholders’ equity	$147,112	$135,892

Condensed Statements of Income and Comprehensive Income

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Interest income	$27	$63	$97
Dividend from subsidiary bank	10,000	—	—
Interest expense	(2,310)	(2,136)	(1,958)
Other expenses	(1,431)	(1,130)	(1,166)
Income (loss) before equity in undistributed net income of subsidiary bank	6,286	(3,203)	(3,027)
Equity in undistributed net income of subsidiary bank	9,666	16,576	10,676
Income tax benefit	1,318	1,073	829
Net income	17,270	14,446	8,478
Other comprehensive income (loss)	726	(991)	(1,809)
Comprehensive income	$17,996	$13,455	$6,669

Condensed Statements of Cash Flows

	For the Year Ended December 31,
(Dollars in thousands)	2006	2005	2004
Cash flows from operating activities:
Net Income	$17,270	$14,446	$8,478
Adjustments to reconcile net income to net cash provided by (used in) operations:
Amortization of restricted stock award	154	123	—
Equity in undistributed net income of subsidiary bank	(9,666)	(16,576)	(10,676)
Net change in other assets and liabilities	3	(944)	796
Net cash provided by (used in) operating activities	7,761	(2,951)	(1,402)

Cash flows from financing activities:
Exercise of stock options	1,812	3,641	4,316
Common stock repurchased	(7,888)	(5,732)	(4,214)
Dividends paid	(2,357)	—	—
Other, net	—	(12)	250
Net cash provided by (used in) financing activities	(8,433)	(2,103)	352
Net decrease in cash and cash equivalents	(672)	(5,054)	(1,050)
Cash and cash equivalents, beginning of year	2,776	7,830	8,880
Cash and cash equivalents, end of year	$2,104	$2,776	$7,830

(15) Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	For the Quarters Ended
(Dollars in thousands, except per share amounts)	12/31/06	09/30/06	06/30/06	03/31/06
Interest income	$18,737	$18,568	$18,392	$17,260
Interest expense	5,936	5,754	5,766	5,069
Net interest income	12,801	12,814	12,626	12,191
Provision for loan losses	100	0	(114)	(489)
Net interest income after provision for loan losses	12,701	12,814	12,740	12,680
Noninterest income	2,390	2,299	2,257	2,894
Noninterest expense	8,703	8,312	8,492	8,761
Income before income taxes	6,388	6,801	6,505	6,813
Income tax expense	2,036	2,448	2,316	2,437
Net income	$4,352	$4,353	$4,189	$4,376

Earnings per share
Basic	$0.37	$0.37	$0.35	$0.37
Diluted	$0.37	$0.36	$0.35	$0.36

	For the Quarters Ended
(Dollars in thousands, except per share amounts)	12/31/05	09/30/05	06/30/05	03/31/05
Interest income	$17,588	$16,469	$15,299	$14,400
Interest expense	4,773	4,269	3,668	3,197
Net interest income	12,815	12,200	11,631	11,203
Provision for loan losses	0	(494)	394	413
Net interest income after provision for loan losses	12,815	12,694	11,237	10,790
Noninterest income	2,204	2,224	2,638	2,357
Noninterest expense	8,567	8,478	8,878	9,310
Income before income taxes	6,452	6,440	4,997	3,837
Income tax expense	2,194	2,245	1,657	1,184
Net income	$4,258	$4,195	$3,340	$2,653

Earnings per share
Basic	$0.36	$0.36	$0.28	$0.23
Diluted	$0.35	$0.35	$0.27	$0.22

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

(17)  Restatement

On December 6, 2007, Heritage Commerce Corp management recommended to the Audit Committee of the Company’s Board of Directors and the Audit Committee agreed that the Company’s consolidated balance sheets for the years ended December 31, 2006 and 2005, and consolidated statements of cash flows for the years ended December  31, 2006, 2005, and 2004, and for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 should be restated and the previously issued consolidated financial statements and any related reports from its independent registered public accounting firms should no longer be relied upon. The restatement does not change the Company’s revenues, net income, earnings per share, total assets, liabilities, shareholders’ equity, regulatory capital, or the net change in cash and cash equivalents for any of the periods reported.

In this Amendment No. 2 to our Form 10-K for the year ended December 31, 2006, we are restating our consolidated balance sheets as of December 31, 2006 and 2005, and consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004.

The financial statements are being restated as a result of the following accounting errors:

•                  The Company transferred its Capital Group loan portfolio of approximately $32 million from commercial loans to loans held for sale at December 31, 2005. In the first quarter of 2006, the Company sold the Capital Group loan portfolio for a gain of $671,000.  The gain was included in the “Gain on sale of loans” category in the 2006 Consolidated Statement of Cash Flows.  However, the $30,047,000 of proceeds from the Capital Group loan portfolio sale were incorrectly included in “Proceeds from sales of loans held for sale” under operating activities on the Consolidated Statement of Cash Flows in the Form 10-K for the year ended December 31, 2006 instead of investing activities. Since the Capital Group loan portfolio was not specifically acquired for resale, the proceeds from its sale, as well as the net decrease in the portfolio between December 31, 2005 and the sale date, should have been reported as investing activities to comply with the guidance in Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”  This error has been corrected in this Amendment No. 2 to the Form 10-K by  reporting the Capital Group loan portfolio sale proceeds, as well as the net reduction of the portfolio prior to its sale, as cash flows from investing activities in 2006, with an offsetting change in cash flows from operating activities.

•                  The line items called “Originations of loans held for sale” and “Maturities of loans held for sale” on the consolidated statements of cash flows were overstated for all periods presented.  However, the overstatements of these two amounts largely offset each other.  These matters are discussed in more detail as follows:

“Originations of loans held for sale” in our Consolidated Statements of Cash Flows consisted of the gross amount (not just the guaranteed portion) of government guaranteed loans that were funded during the respective periods.  These loans are guaranteed, typically to the extent of 75% to 85% of the respective loan balance, by the United States Small Business Administration or the U.S. Department of Agriculture.  We typically refer to such loans partially guaranteed by the U.S. Government as “SBA loans.”

In 2006, the amount reported as “Maturities of loans held for sale” included $2,681,000 of net principal reductions in the Capital Group loan portfolio that occurred prior to sale.  The rest of the amounts reported as “Maturities of loans held for sale” represented the remaining change in the guaranteed portion of loans held for sale during the period (after gains on sale, sale proceeds, and the gross amount of new loan originations), including any transfers (such as when a loan was no longer eligible for sale because it became 30 days or more delinquent or because we received notice of a forthcoming payoff).

On our consolidated balance sheet as of December 31, 2005, loans held for sale consisted of the Capital Group loan portfolio and the guaranteed portion of SBA loans that were eligible for sale.  At other year-ends and quarter-ends, including December 31, 2006, loans held for sale consisted of the guaranteed portion of SBA loans that were eligible for sale.

SBA loans include construction loans, term loans secured by inventory and equipment, and lines of credit.  Construction loans typically have multiple disbursements.  Loans secured by inventory and equipment also may have multiple disbursements, such as when different pieces of equipment or inventory are purchased from different vendors at different times.  SBA loans are not eligible for sale until they are fully disbursed.  Loans can be held for a number of months before they are sold.  During such holding period, principal reductions can be made by the borrowers and some loans are paid off, such as through refinancing by another lender.

•                  In our consolidated financial statements for all the reported periods, the determination to sell all SBA loans was made at the time of loan origination. All of the SBA loans were initially recorded in the portfolio (not held for sale), and then reclassified to Loans Held for Sale during the month they met the eligibility criteria for a saleable SBA loan.  To be eligible for sale, an SBA loan must be (a) fully funded; (b) not 30 days or more delinquent or in non accrual or charge off status; and (c) not subject to a notice of payoff from the borrower or another lender, such as through a refinancing.  We believed it was reasonable to hold loans in portfolio until they were eligible for sale.  However, after reviewing the guidance in Statement of Position 01-6 “Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others”, management determined that we will restate our financial statements to report

SBA loans held for sale at the time of origination, regardless of when the loans satisfy all of the sale eligibility criteria.

Held-for-sale loans may be classified back to the Company’s loan portfolio if they no longer meet the sale eligibility criteria.  Loans could be classified as held-for-sale for a number of months depending on loan production and market conditions.  In the restated financial statements, such transfers are separately disclosed in our Consolidated Statements of Cash Flows as a non cash investing activity for all periods presented.

The restatement affects the amounts reported as “Loans held for sale, at lower of cost or market” and “Loans, net of deferred costs” in the consolidated balance sheets as of December 31, 2006 and 2005, but it has no impact on total assets, liabilities or shareholders’ equity.  The restatement also affects the totals on the consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004, for operating and investing activities, but has no impact on the net increase (decrease) in cash and cash equivalents for any period. The restatement does not change the Company’s consolidated statements of income and consolidated statements of changes in stockholders’ equity for any period.

Restatements on the consolidated balance sheets as of December 31, 2006 and 2005 are as follows:

December 31, 2006	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
Loans held for sale, at lower of cost or market	$17,234	$33,752	$16,518

Loans, net of deferred costs	$725,754	$709,236	$(16,518)
Allowance for loan losses	(9,279)	(9,279)	0
Loans, net	$716,475	$699,957	$(16,518)

December 31, 2005	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
Loans held for sale, at lower of cost or market	$70,147	$78,800	$8,653

Loans, net of deferred costs	$688,778	$680,125	$(8,653)
Allowance for loan losses	(10,224)	(10,224)	0
Loans, net	$678,554	$669,901	$(8,653)

Restatements on the consolidated statements of cash flows for the years ended December 31, 2006, 2005 and 2004 are as follows:

December 31, 2006	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Capital Group loan portfolio	$0	$(671)	$(671)
Gain on sale of SBA loans	$0	$(3,337)	$(3,337)
Gain on sale of loans	$(4,008)	$0	$4,008
Proceeds from sales of loans held for sale	$96,749	$0	$(96,749)
Proceeds from sales of SBA loans held for sale	$0	$65,466	$65,466
Change in SBA loans held for sale	$0	$(51,100)	$(51,100)
Originations of loans held for sale	$(65,839)	$0	$65,839
Maturities of loans held for sale	$26,011	$0	$(26,011)
Net cash provided by operating activities	$74,263	$31,708	$(42,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans (including purchase of $10,306 in 2006)	$(37,418)	$(27,591)	$9,827
Proceeds from sale of Capital Group loan portfolio	$0	$30,047	$30,047
Net decrease in Capital Group loan portfolio prior to sale	$0	$2,681	$2,681
Net cash provided by (used in) investing activities	$(10,076)	$32,479	$42,555

Supplemental schedule of non-cash investing activity:
Transfer of loans held for sale to loan portfolio	$0	$1,962	$1,962

	As Previously
December 31, 2005	Reported	As Restated	Adjustments
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	$(78,227)	$0	$78,227
Maturities of loans held for sale	$26,510	$0	$(26,510)
Change in SBA loans held for sale	$0	$(58,876)	$(58,876)
Net cash provided by operating activities	$9,696	$2,537	$(7,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	$4,609	$11,768	$7,159
Net cash provided by (used in) investing activities	$28,210	$35,369	$7,159

Supplemental schedule of non-cash investing activity:
Transfer of loans held for sale to loan portfolio	$2,500	$5,428	$2,928

	As Previously
December 31, 2004	Reported	As Restated	Adjustments
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	$(74,898)	$0	$74,898
Maturities of loans held for sale	$13,763	$0	$(13,763)
Change in SBA loans held for sale	$0	$(54,633)	$(54,633)
Net cash provided by operating activities	$3,511	$10,013	$6,502

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	$(64,712)	$(71,214)	$(6,502)
Net cash provided by (used in) investing activities	$(149,186)	$(155,688)	$(6,502)
Supplemental schedule of non-cash investing activity:
Transfer of loans held for sale to loan portfolio	$0	$1,561	$1,561

EXHXIBIT INDEX

		Incorporated by Reference to Form
		Filed		8-K or			Exhibit
		Herewith	Form S-8	8-A Dated	10-Q Dated	10-K Dated	No.

2.1	Agreement and Plan of Merger, dated February 8, 2007, by and between Heritage Commerce Corp, Heritage Bank of Commerce and Diablo Valley Bank					3-16-07 (10-K)	2.1

3.1	Heritage Commerce Corp Restated Articles of Incorporation as Amended effective May 26, 2005			6/2/05			3.1

3.2	Heritage Commerce Corp Bylaws as amended to May 26, 2005			6/2/05			3.2

4.1	The indenture, dated as of March 23, 2000, between Heritage Commerce Corp, as Issuer, and the Bank of New York, as Trustee					4-6-01 (10-K/A Amendment No. 1)	4.1

4.2	Amended and restated Declaration of Trust, Heritage Capital Trust I, dated as of March 23, 2000					4-6-01 (10-K/A Amendment No. 1)	4.2

4.3	The indenture, dated as of September 7, 2000, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					4-6-01 (10-K/A Amendment No. 1)	4.3

4.4	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust I, dated as of September 7, 2000					4-6-01 (10-K/A Amendment No. 1)	4.4

4.5	The indenture, dated as of July 31, 2001, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					3/28/02	4.5

4.6	Amended and restated Declaration of Trust, Heritage Statutory Trust II, dated as of July 31, 2001					3/28/02	4.6

4.7	The indenture, dated as of September 26, 2002, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					3/28/03	4.7

4.8	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust III, dated as of September 26, 2002			3/28/03	4.8

10.1	Real Property Leases for properties located at 150 Almaden Blvd., San Jose.		6/21/05		10.1

10.2	Heritage Commerce Corp Management Incentive Plan		5/3/05		10.2

10.3	Employment agreement with Mr. McGovern dated July 16, 1998 *			3-31-99	10.3

10.4	Agreement between Fiserv Solutions, Inc. and Heritage Commerce Corp dated October 20, 2003			3-12-04	10.4

10.5	Employment agreement with Mr. Corsello dated May 11, 2001, with an amendment dated May 11, 2004 *			03/31/05	10.5

10.6	1994 Stock Option Plan and Form of Agreement	07/17/98			10.6

10.7	2004 Stock Option Plan and Form of Agreement	7/16/04			10.7

10.8	Employment agreement with Mr. Kaczmarek dated March 17, 2005 *		03/22/05		10.8

10.9	Restricted stock agreement with Mr. Kaczmarek dated March 17, 2005		03/22/05		10.9

10.10	2004 stock option agreement with Mr. Kaczmarek dated March 17, 2005		03/22/05		10.10

10.11	Non-qualified Deferred Compensation Plan			03/31/05	10.11

10.12	Director Deferred Fee Agreement with James R. Blair dated June 30, 1997			03/31/05	10.12

10.13	Director Deferred Fee Agreement with Jack Peckham dated June 30, 1997			03/31/05	10.13

10.14	Purchase Agreement dated January 31, 2006 between Heritage Commerce Corp and County Bank			3/28/06

10.15	Employment agreement with Raymond Parker dated May 16, 2005 *		5/18/05

10.16	Third Amendment to Lease for Registrant’s Principle Office		8/17/05

10.17	Fourth Amendment to Lease for Registrant’s Principle Office		8/17/05

10.18	Fourth Amendment to Sublease for Registrant’s Principle Office		6/21/05

10.19	Employment agreement with Richard Hagarty dated July 27, 2006*		8/1/06

21.1	Subsidiaries of the registrant			3-16-07 (Form 10-K)	21.1

23.1	Consent of Deloitte & Touche LLP	X

23.2	Consent of Crowe Chizek and Company LLP	X

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	X

32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	X

* Management contract or compensatory plan or arrangement.