Form 10-Q/A
period 2007-03-31
HERITAGE COMMERCE CORP
filed 2008-02-22
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
YES ☐   NO ☒

The Registrant had 11,636,828 shares of Common Stock outstanding on April 24, 2007.

Heritage Commerce Corp and Subsidiaries

Quarterly Report on Form 10-Q/A

EXPLANATORY NOTE

Heritage Commerce Corp is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, to reflect the restatement of Heritage Commerce Corp’s Consolidated Balance Sheets and Consolidated Statements of Cash Flows, as discussed in Note 9 of the Notes to the Consolidated Financial Statements contained in Part I, Item 1. Except for Part I, Item 1, and related changes to conform Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 to the restated financial statements, no other information in the Form 10-Q for the quarter ended March 31, 2007 is being amended by this Amendment No. 1. This Amendment No. 1 continues to speak as of the date of the original filing of the Form 10-Q and Heritage Commerce Corp has not updated the disclosure in the Amendment to speak as of any later date.

Part I – FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)

	March 31, 2007 (As Restated See Note 9)	December 31, 2006 (As Restated See Note 9)
Assets
Cash and due from banks	$33,718	$34,285
Federal funds sold	90,400	15,100
Total cash and cash equivalents	124,118	49,385
Securities available-for-sale, at fair value	164,800	172,298
Loans held for sale, at lower of cost or market	25,839	33,752
Loans, net of deferred costs	686,578	709,236
Allowance for loan losses	(9,014)	(9,279)
Loans, net	677,564	699,957

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	6,185	6,113
Company owned life insurance	36,519	36,174
Premises and equipment, net	2,446	2,539
Accrued interest receivable and other assets	33,593	36,920
Total assets	$1,071,064	$1,037,138

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Demand, noninterest bearing	$221,206	$231,841
Demand, interest bearing	141,395	133,413
Savings and money market	351,005	307,266
Time deposits, under $100	30,730	31,097
Time deposits, $100 and over	96,813	111,017
Brokered deposits, $100 and over	42,748	31,959
Total deposits	883,897	846,593
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	15,100	21,800
Accrued interest payable and other liabilities	22,333	22,223
Total liabilities	945,032	914,318

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	—	—
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 11,636,828 at March 31, 2007 and 11,656,943 at December 31, 2006	61,958	62,363
Retained earnings	65,786	62,452
Accumulated other comprehensive loss	(1,712)	(1,995)
Total shareholders’ equity	126,032	122,820
Total liabilities and shareholders’ equity	$1,071,064	$1,037,138

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

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Shareholders’ Equity (Unaudited)

Three Months Ended March 31, 2007 and 2006

				Accumulated Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income
	(Dollars in thousands, except share data)
Balance, January 1, 2006	11,807,649	$66,799	$47,539	$(2,721)	$111,617
Net Income	—	—	4,376	—	4,376	$4,376
Net change in unrealized gain/loss on securities available-for-sale and Interest-Only strips, net of deferred income taxes	—	—	—	(688)	(688)	(688)
Decrease in pension liability, net of deferred income taxes	—	—	—	162	162	162
Total comprehensive income						$3,850
Amortization of restricted stock award	—	38	—	—	38
Dividend declared on commom stock, $0.05 per share	—	—	(591)	—	(591)
Commom stock repurchased	(32,000)	(739)	—	—	(739)
Stock options expense	—	175	—	—	175
Stock options exercised, including related tax benefits	59,197	847	—	—	847
Balance, March 31, 2006	11,834,846	$67,120	$51,324	$(3,247)	$115,197

Balance, January 1, 2007	11,656,943	$62,363	$62,452	$(1,995)	$122,820
Net Income	—	—	4,033	—	4,033	$4,033
Net change in unrealized gain/loss on securities available-for-sale and Interest-Only strips, net of deferred income taxes	—	—	—	268	268	268
Decrease in pension liability, net of deferred income taxes	—	—	—	15	15	15
Total comprehensive income						$4,316
Amortization of restricted stock award	—	38	—	—	38
Dividend declared on commom stock, $0.06 per share	—	—	(699)	—	(699)
Commom stock repurchased	(35,000)	(892)	—	—	(892)
Stock options expense	—	215	—	—	215
Stock options exercised, including related tax benefits	14,885	234	—	—	234
Balance, March 31, 2007	11,636,828	$61,958	$65,786	$(1,712)	$126,032

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2007	2006
	(As Restated	(As Restated
	See Note 9)	See Note 9)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,033	$4,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150	174
Provision for loan losses	(236)	(489)
Stock option expense	215	175
Amortization of restricted stock award	38	38
Amortization (accretion) of discounts and premiums on securities	77	(303)
Gain on sale of Capital Group loan portfolio	—	(671)
Gain on sale of SBA loans	(1,011)	(826)
Proceeds from sales of SBA loans held for sale	19,849	15,040
Change in SBA loans held for sale	(9,953)	(10,547)
Increase in cash surrender value of life insurance	(344)	(347)
Effect of changes in:
Accrued interest receivable and other assets	2,960	2,169
Accrued interest payable and other liabilities	137	(623)
Net cash provided by operating activities	15,915	8,166

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	21,656	(3,396)
Proceeds from sale of Capital Group loan portfolio	—	30,047
Net decrease in Capital Group loan portfolio prior to sale	—	2,681
Purchases of securities available-for-sale	(2,295)	(17,690)
Maturities/paydowns/calls of securities available-for-sale	10,340	29,392
Purchase of premises and equipment	(57)	(22)
Purchase of other investments	(73)	(59)
Net cash provided by investing activities	29,571	40,953

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	37,304	(5,026)
Payment of other liability	—	(1,205)
Exercise of stock options	234	847
Common stock repurchased	(892)	(739)
Payment of dividends	(699)	(591)
Net change in other borrowings	(6,700)	(6,600)
Net cash provided by (used in) financing activities	29,247	(13,314)
Net increase in cash and cash equivalents	74,733	35,805
Cash and cash equivalents, beginning of period	49,385	98,460
Cash and cash equivalents, end of period	$124,118	$134,265

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,050	$5,539
Income taxes	$—	$—
Supplemental schedule of non-cash investing activity:
Transfer of portfolio loans to loans held for sale	$972	$—
Transfer of loans held for sale to loan portfolio	$—	$66

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

1)                       Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein.  The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K/A (Amendment No. 2) for the year ended December 31, 2006.  The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

2)                       Securities Available-for-Sale

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasuries	$—	$—	$6,000	$(15)	$6,000	$(15)
U.S. Government Agencies	13,449	(13)	19,507	(150)	32,956	(163)
Mortgage-Backed Securities	6,257	(27)	70,486	(2,604)	76,743	(2,631)
Municipals - Tax Exempt	—	—	7,971	(127)	7,971	(127)
Collateralized Mortgage Obligations	—	—	3,272	(134)	3,272	(134)
Total	$19,706	$(40)	$107,236	$(3,030)	$126,942	$(3,070)

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

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
Total Stock Options	of Shares	Exercise Price	Contractual Life	Value
Options Outstanding at January 1, 2007	752,983	$16.56
Granted	7,000	$27.17
Exercised	(14,885)	$10.47
Forfeited or expired	(3,881)	$22.78
Options Outstanding at March 31, 2007	741,217	$16.75	6.9	$6,478,000
Exercisable at March 31, 2007	425,018	$13.37	5.6	$5,151,000

Information related to the stock option plan during the quarter ended March 31, 2007 and 2006 follows:

	2007	2006
Intrinsic value of options exercised	$220,000	$805,000
Cash received from option exercise	$156,000	$555,000
Tax benefit realized from option exercises	$78,000	$292,000
Weighted average fair value of options granted	$7.62	$8.56

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

The following table presents the assumptions used to estimate the fair value of options granted during the three months periods ending March 31, 2007 and 2006, respectively:

	2007	2006
Expected life in months (1)	72	84
Volatility (1)	20%	24%
Risk-free interest rate(2)	4.71%	4.56%
Expected dividends(3)	0.88%	0.89%

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

9)                       Restatement

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

In this Amendment No. 1 to our Form 10-Q for the quarter ended March 31, 2007, we are restating our consolidated balance sheets as of March 31, 2007 and December 31, 2006, and consolidated statements of cash flows for the quarters ended March 31, 2007 and 2006.

The financial statements are being restated as a result of the following accounting errors:

•                  The Company transferred its Capital Group loan portfolio of approximately $32 million from commercial loans to loans held for sale at December 31, 2005. In the first quarter of 2006, the Company sold the Capital Group loan portfolio for a gain of $671,000.  The gain was included in the “Gain on sale of loans” category in the 2006 Consolidated Statement of Cash Flows.  However, the $30,047,000 of proceeds from the Capital Group loan portfolio sale were incorrectly included in “Proceeds from sales of loans held for sale” under operating activities on the Consolidated Statement of Cash Flows in the Form 10-Q for the quarter end March 31, 2006 instead of investing activities. Since the Capital Group loan portfolio was not specifically acquired for resale, the proceeds from its sale, as well as the net decrease in the portfolio between December 31, 2005 and the sale date, should have been reported as investing activities to comply with the guidance in Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”  This error has been corrected in this Amendment No. 1 to the Form 10-Q by  reporting the Capital Group loan portfolio sale proceeds, as well as the net reduction of the portfolio prior to its sale, as cash flows from investing activities in 2006, with an offsetting change in cash flows from operating activities.

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

Held-for-sale loans may be classified back to the Company’s loan portfolio if they no longer meet the sale eligibility criteria.  Loans could be classified as held-for-sale for a number of months depending on loan production and market conditions.  In the restated financial statements, such transfers are separately disclosed in our Consolidated Statements of Cash Flows as a non cash investing activity.

The restatement affects the amounts reported as “Loans held for sale, at lower of cost or market” and “Loans, net of deferred costs” in the consolidated balance sheets as of March 31, 2007 and December 31, 2006, but it has no impact on total assets, liabilities or shareholders’ equity.  The restatement also affects the totals on the consolidated statements of cash flows for the quarters ended March 31, 2007 and 2006 for operating and investing activities, but has no impact on the net increase (decrease) in cash and cash equivalents for any period. The restatement does not change the Company’s consolidated statements of income and consolidated statements of changes in stockholders’ equity for any period.

•      Two loans totaling $972,000 were transferred from the portfolio to loans held for sale in the first quarter of 2007. These loans were transferred from held for sale to portfolio upon the receipt of payoff notification in 2006. When the payoffs did not materialize, the loans were transferred back to held for sale in the first quarter of 2007.

Restatements on the consolidated balance sheets as of March 31, 2007 and December 31, 2006 are as follows:

March 31, 2007	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
Loans held for sale, at lower of cost or market	$11,351	$25,839	$14,488

Loans, net of deferred costs	$701,066	$686,578	$(14,488)
Allowance for loan losses	(9,014)	(9,014)	—
Loans, net	$692,052	$677,564	$(14,488)

December 31, 2006	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
Loans held for sale, at lower of cost or market	$17,234	$33,752	$16,518

Loans, net of deferred costs	$725,754	$709,236	$(16,518)
Allowance for loan losses	(9,279)	(9,279)	—
Loans, net	$716,475	$699,957	$(16,518)

Restatements on the consolidated statements of cash flows for the quarters ended March 31, 2007 and 2006 are as follows:

March 31, 2007	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	$(13,076)	$—	$13,076
Maturities of loans held for sale	$120	$—	$(120)
Change in SBA loans held for sale	$—	$(9,953)	$(9,953)
Net cash provided by operating activities	$12,912	$15,915	$3,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	$24,659	$21,656	$(3,003)
Net cash provided by investing activities	$32,574	$29,571	$(3,003)

Supplemental schedule of non-cash investing activity:
Transfer of portfolio loans to loans held for sale	$—	$972	$972

March 31, 2006	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Capital Group loan portfolio	$—	$(671)	$(671)
Gain on sale of SBA loans	$—	$(826)	$(826)
Gain on sale of loans	$(1,497)	$—	$1,497
Proceeds from sales of loans held for sale	$47,767	$—	$(47,767)
Proceeds from sales of SBA loans held for sale	$—	$15,040	$15,040
Change in SBA loans held for sale	$—	$(10,547)	$(10,547)
Originations of loans held for sale	$(13,756)	$—	$13,756
Maturities of loans held for sale	$6,888	$—	$(6,888)
Net cash provided by operating activities	$44,572	$8,166	$(36,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	$(7,074)	$(3,396)	$3,678
Proceeds from sale of Capital Group loan portfolio	$—	$30,047	$30,047
Net decrease in Capital Group loan portfolio prior to sale	$—	$2,681	$2,681
Net cash provided by investing activities	$4,547	$40,953	$36,406

Supplemental schedule of non-cash investing activity:
Transfer of loans held for sale to loan portfolio	$—	$66	$66

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis gives effect to the restatement discussed in Note 9 to the restated financial statements.

Discussions of certain matters in this Report on Form 10-Q/A may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company’s mission and vision. The Company’s actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, consummation of the acquisition of Diablo Valley Bank and the successful integration of its business, customers, employees and operations with the Company, changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or, in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, and other risks. All of the Company’s operations and most of its customers are located in California.  In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See “Item 1A – Risk Factors” in this Report on Form 10-Q/A and in Item 1-A- Risk Factors” in our Annual Report Amendment No. 2 on Form 10-K/A for the Year ended December 31, 2006 for further discussions of factors that could case actual result to differ from forward looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

On February 8, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Diablo Valley Bank, a California banking corporation, pursuant to which among other things, Diablo will merge with and into Heritage Commerce Bank, the Company’s bank subsidiary, with HBC surviving the merger in a cash and stock transaction valued at the time of the agreement at approximately $70 million. The details of the Agreement are set forth in the Company’s Annual Report Amendment
No. 2 on Form 10K/A for the year ended December 31, 2006. The transaction is subject to Diablo shareholder and regulatory approval from the Federal Reserve Board and the California Department of Financial Institutions. The transaction is expected to close in June or July of 2007.

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

Lending

Our lending business originates primarily through our branch offices.  The economy in our primary service area has continued to stabilize in 2007.  Commercial loans increased from March 31, 2006, primarily from increased loan demand reflecting the improving economy in our primary service area.  Commercial real estate mortgage loans increased from March 31, 2006 primarily due to general improvements in commercial income property markets.  We will continue to use and improve existing products to expand market share at current locations.

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

The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated.  Average balances are based on daily averages.

Distribution, Rate and Yield

	For the Three Months Ended
	March 31,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross	$719,243	$14,670	8.27%	$740,397	$14,721	8.06%
Securities	173,320	1,953	4.57%	201,074	1,792	3.61%
Interest bearing deposits in other financial institutions	2,624	32	4.95%	2,838	18	2.57%
Federal funds sold	44,417	579	5.29%	65,560	729	4.51%
Total interest earning assets	939,604	$17,234	7.44%	1,009,869	$17,260	6.93%
Cash and due from banks	35,331			36,959
Premises and equipment, net	2,503			2,477
Other assets	62,537			64,943
Total assets	$1,039,975			$1,114,248

Liabilities and shareholders’ equity:
Deposits:
Demand, interest bearing	$136,503	$765	2.27%	$157,993	$838	2.15%
Savings and money market	318,549	2,283	2.91%	348,130	2,081	2.42%
Time deposits, under $100	30,991	290	3.80%	34,210	246	2.92%
Time deposits, $100 and over	101,219	1,012	4.05%	108,273	821	3.08%
Brokered time deposits, $100 and over	41,435	435	4.26%	36,050	333	3.75%
Notes payable to subsidiary grantor trusts	23,702	581	9.94%	23,702	562	9.62%
Securities sold under agreement to repurchase	21,651	137	2.57%	32,553	188	2.34%
Total interest bearing liabilities	674,050	$5,503	3.31%	740,911	$5,069	2.77%
Demand, noninterest bearing	218,039			235,288
Other liabilities	23,244			23,781
Total liabilities	915,333			999,980
Shareholders’ equity	124,642			114,268
Total liabilities and shareholders’ equity	$1,039,975			$1,114,248

Net interest income / margin		$11,731	5.06%		$12,191	4.90%

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

Volume and Rate Variances

	Three Months Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$(428)	$377	$(51)
Securities	(313)	474	161
Interest bearing deposits in other financial institutions	(3)	17	14
Federal funds sold	(276)	126	(150)
Total interest income from interest earnings assets	$(1,020)	$994	$(26)

Expense from the interest bearing liabilities:
Demand, interest bearing	$(119)	$46	$(73)
Savings and money market	(215)	417	202
Time deposits, under $100	(31)	75	44
Time deposits, $100 and over	(69)	260	191
Brokered time deposits, $100 and over	56	46	102
Notes payable to subsidiary grantor trusts	—	19	19
Securities sold under agreement to repurchase	(69)	18	(51)
Total interest expense on interest bearing liabilities	$(447)	$881	$434
Net interest income	$(573)	$113	$(460)

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

In the first quarter of 2007, the Company had a credit provision for loan losses of $236,000, compared to a credit provision for loan losses of $489,000 in the first quarter of 2006.  The allowance for loan losses represented 1.31%, and 1.43% of total loans at March 31, 2007 and 2006, respectively. See additional discussion under the caption “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	March 31,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$1,011	$826	$185	22%
Gain on sale of Capital Group loan portfilo	—	671	(671)	-100%
Servicing income	517	468	49	10%
Increase in cash surrender value of life insurance	345	347	(2)	-1%
Service charges and fees on deposit accounts	274	327	(53)	-16%
Other	368	255	113	44%
Total noninterest income	$2,515	$2,894	$(379)	-13%

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

FINANCIAL CONDITION

As of March 31, 2007, total assets were $1.07 billion, compared to $1.12 billion as of March 31, 2006.  Total securities available-for-sale (at fair value) were $165 million, a decrease of 11% from $186 million for 2006.  The total loan portfolio (excluding loans held for sale) was $687 million, compared to $684 million for 2006.  Total deposits were $884 million, a decrease of 5% from $935 million for 2006.  Securities sold under agreement to repurchase decreased $11 million, or 42%, to $15 million at March 31, 2007, from $26 million at March 31, 2006.

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

The following table summarizes the amounts and distribution of the Company’s securities available-for-sale and the weighted average yields at March 31, 2007:

	March 31, 2007
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$5,985	3.50%	$—	—	$—	—	$—	—	$5,985	3.50%
U.S. Government Agencies	28,878	5.13%	24,203	4.68%	—	—	—	—	53,081	4.92%
Mortgage Backed	—	—	1,960	3.49%	6,919	4.43%	80,600	4.52%	89,479	4.49%
Municipals - non-taxable	3,780	2.80%	4,064	3.14%	—	—	—	—	7,844	2.98%
Collateralized Mortgage Obligations	—	—	—	—	5,273	5.60%	3,138	3.08%	8,411	4.66%
Total	$38,643	4.65%	$30,227	4.40%	$12,192	4.94%	$83,738	4.47%	$164,800	4.53%

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

Gross loans (including loans held for sale) represented 67% of total assets at March 31, 2007, as compared to 65% at March 31, 2006.  The ratio of net loans to deposits increased to 77% at March 31, 2007 from 72% at March 31, 2006.  Demand for loans remains relatively strong in many areas within the Company’s markets and competition continues to intensify.  To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structure loans.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

	March 31, 2007		March 31, 2006		December 31, 2006
	(Dollars in thousands)
Commercial	$279,522	41%	$250,360	37%	$284,093	40%
Real estate - mortgage	239,082	35%	232,790	34%	239,041	34%
Real estate - land and construction	128,663	19%	156,468	23%	143,834	20%
Home equity	36,067	5%	41,429	6%	38,976	6%
Consumer	2,620	0%	1,495	0%	2,422	0%
Total loans	685,954	100%	682,542	100%	708,366	100%
Deferred loan costs	624		1,058		870
Allowance for loan losses	(9,014)		(9,748)		(9,279)
Loans, net	$677,564		$673,852		$699,957

Total loans (exclusive of loans held of sale) were $687 million at March 31, 2007, compared to $684 million at March 31, 2006.  The Company’s allowance for loan losses was $9.0 million, or 1.31% of total loans, at March 31, 2007, as compared to $9.7 million, or 1.43% of total loan, at March 31, 2006.  As of March 31, 2007 and 2006, the Company had $3.3 million and $2.5 million, respectively, in nonperforming assets.

The Company’s loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and real estate, with the balance in land development and construction and home equity and consumer loans. The change in the Company’s loan portfolio in the first quarter of 2007 from 2006 is primarily due to the increase in the commercial loan portfolio and commercial real estate mortgage loan portfolio, partially offset by a decrease in the real estate land and construction loan portfolio due to payoffs in the first quarter of 2007 and more competition in this type of loans.  The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 59% and 63% of its net loans were secured by real property as of March 31, 2007 and 2006. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes SBA-guaranteed loans; however, the guaranteed portion of these loans may be sold in the secondary market depending on market conditions. Through June 30, 2007, SBA loans were classified as held for sale upon origination.

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

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of March 31, 2007. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of March 31, 2007, approximately 76% of the Company’s loan portfolio consisted of floating interest rate loans.

Loan Maturities

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$261,494	$12,971	$5,057	$279,522
Real estate - mortgage	103,816	74,364	60,902	239,082
Real estate - land and construction	128,591	72	—	128,663
Home equity	36,067	—	—	36,067
Consumer	2,019	601	—	2,620
Total loans	$531,987	$88,008	$65,959	$685,954

Loans with variable interest rates	$500,940	$20,740	$64	$521,744
Loans with fixed interest rates	31,047	67,268	65,895	164,210
Total loans	$531,987	$88,008	$65,959	$685,954

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

The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated:

Nonperforming Assets

	March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Nonaccrual loans	$3,315	$2,292	$3,866
Loans 90 days past due and still accruing	—	238	451
Total nonperforming loans*	3,315	2,530	4,317
Other real estate owned	—	—	—
Total nonperforming assets	$3,315	$2,530	$4,317

Nonperforming assets as a percentage of loans plus other real estate owned	0.48%	0.37%	0.61%

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

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	For the Three Months Ended		For the Year Ended
	March 31,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Balance, beginning of period / year	$9,279	$10,224	$10,224
Net charge-offs	(29)	13	(442)
Provision for loan losses	(236)	(489)	(503)
Balance, end of period/ year	$9,014	$9,748	$9,279

RATIOS:
Net charge-offs to average loans outstanding*	0.02%	-0.01%	0.06%
Allowance for loan losses to average loans*	1.29%	1.41%	1.32%
Allowance for loan losses to total loans*	1.31%	1.43%	1.31%
Allowance for loan losses to nonperforming loans	272%	385%	215%

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

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds.  In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes.  The Company’s net loan to deposit ratio increased to 77% at March 31, 2007 from 72% at March 31, 2006, due to a decrease in deposits.

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
Requirements
Capital ratios
Total risk-based capital	18.9%	17.9%	18.4%	8.00%
Tier 1 risk-based capital	17.8%	16.7%	17.3%	4.00%
Leverage (1)	14.4%	12.5%	13.6%	4.00%

(1)      Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC’s prompt corrective action authority as of March 31, 2007.

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

Presented below, as of March 31, 2007 and 2006, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	March 31, 2007				March 31, 2006
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$55,254	28.6%	23.44%	522	$41,775	18.8%	23.96%	379
0 bp	$—	0.0%	18.22%	0	$—	0.0%	20.17%	0
- 200 bp	$(25,106)	-13.0%	15.85%	(237)	$(66,765)	-30.1%	14.10%	(607)

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio.  Our accounting for estimated loan losses is discussed under the heading “Allowance for Loan Losses” beginning on page 27.

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

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item above. See page 33.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of March 31, 2007, the period covered by this report on Form 10-Q/A.

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

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report Amendment No. 2 on Form 10-K/A for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.  There are no material changes in the “Risk Factors” previously disclosed in the Annual Report Amendment No. 2 on Form 10-K/A for the year ended December 31, 2006.

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

As of March 31, 2007, repurchases of equity securities are presented in the table below.

				Approximate
			Total Number of	Dollar of Shares That
			Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan
3/9/2007	5,000	25.21	5,000	$1,965,942
3/12/2007	5,000	25.32	5,000	$1,839,343
3/13/2007	5,000	25.90	5,000	$1,709,859
3/14/2007	5,000	25.73	5,000	$1,581,220
3/15/2007	5,000	25.98	5,000	$1,451,316
3/16/2007	5,000	25.45	5,000	$1,324,053
3/19/2007	5,000	24.86	5,000	$1,199,757
	35,000		35,000

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the three months ended March 31, 2007.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

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

Heritage Commerce Corp
(Registrant)

February 22, 2008	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

February 22, 2008	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003

31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2003

32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350