Form 10-Q/A
period 2007-06-30
HERITAGE COMMERCE CORP
filed 2008-02-22
CIK 1053352

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

Heritage Commerce Corp and Subsidiaries

Quarterly Report on Form 10-Q/A
Table of Contents

EXPLANATORY NOTE

Heritage Commerce Corp is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, to reflect the restatement of Heritage Commerce Corp’s Consolidated Balance Sheets and Consolidated Statements of Cash Flows, as discussed in Note 9 of the Notes to the Consolidated Financial Statements contained in Part I, Item 1. Except for Part I, Item 1, and related changes to conform Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 to the restated financial statements, no other information in the Form 10-Q for the quarter ended June 30, 2007 is being amended by this Amendment No. 1. This Amendment No. 1 continues to speak as of the date of the original filing of the Form 10-Q and Heritage Commerce Corp has not updated the disclosure in the Amendment to speak as of any later date.

Part I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2007	2006
	(As Restated	(As Restated
	See Note 9)	See Note 9)
	(Dollars in thousands)
Assets
Cash and due from banks	$45,881	$34,285
Federal funds sold	57,810	15,100
Total cash and cash equivalents	103,691	49,385
Securities available-for-sale, at fair value	169,498	172,298
Loans held for sale, at lower of cost or market	20,018	33,752
Loans, net of deferred origination costs	925,744	709,236
Allowance for loan losses	(11,104)	(9,279)
Loans, net	914,640	699,957

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	6,334	6,113
Company owned life insurance	37,900	36,174
Premises and equipment, net	9,186	2,539
Goodwill	43,172	—
Core deposit intangible asset	5,031	—
Accrued interest receivable and other assets	37,461	36,920
Total assets	$1,346,931	$1,037,138

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Demand, noninterest bearing	$266,404	$231,841
Demand, interest bearing	162,003	133,413
Savings and money market	448,528	307,266
Time deposits, under $100	33,735	31,097
Time deposits, $100 and over	143,544	111,017
Brokered deposits, $100 and over	65,439	31,959
Total deposits	1,119,653	846,593
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	10,900	21,800
Accrued interest payable and other liabilities	22,522	22,223
Total liabilities	1,176,777	914,318

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	—	—
Common Stock, no par value; 30,000,000 shares authorized; shares outstanding: 13,375,163 at June 30, 2007 and 11,656,943 at December 31, 2006	103,498	62,363
Retained earnings	69,102	62,452
Accumulated other comprehensive loss	(2,446)	(1,995)
Total shareholders’ equity	170,154	122,820
Total liabilities and shareholders’ equity	$1,346,931	$1,037,138

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Income Statements (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$15,589	$15,344	$30,259	$30,065
Securities, taxable	1,940	1,932	3,848	3,678
Securities, non-taxable	42	45	86	91
Interest bearing deposits in other financial institutions	40	42	73	60
Federal funds sold	706	1,029	1,285	1,758
Total interest income	18,317	18,392	35,551	35,652

Interest expense:
Deposits	5,221	5,033	10,006	9,352
Notes payable to subsidiary grantor trusts	583	575	1,164	1,137
Repurchase agreements and other	120	158	257	346
Total interest expense	5,924	5,766	11,427	10,835
Net interest income	12,393	12,626	24,124	24,817
Provision for loan losses	—	(114)	(236)	(603)
Net interest income after provision for loan losses	12,393	12,740	24,360	25,420

Noninterest income:
Gain on sale of loans	695	842	1,706	2,339
Servicing income	534	441	1,050	909
Increase in cash surrender value of life insurance	353	360	697	707
Service charges and fees on deposit accounts	336	327	610	654
Other	344	287	713	542
Total noninterest income	2,262	2,257	4,776	5,151

Noninterest expense:
Salaries and employee benefits	4,685	4,653	9,573	9,762
Occupancy	770	774	1,535	1,551
Professional fees	401	334	738	847
Advertising and promotion	390	347	602	557
Client services	247	242	476	542
Data processing	197	161	401	342
Low income housing investment losses and writedowns	118	213	355	477
Furniture and equipment	119	148	229	257
Intangible amortization	18	—	18	—
Other	1,555	1,620	2,873	2,918
Total noninterest expense	8,500	8,492	16,800	17,253
Income before income taxes	6,155	6,505	12,336	13,318
Income tax expense	2,140	2,316	4,288	4,753
Net income	$4,015	$4,189	$8,048	$8,565

Earnings per share:
Basic	$0.34	$0.35	$0.69	$0.72
Diluted	$0.33	$0.35	$0.68	$0.71

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Six Months Ended June 30, 2007 and 2006

				Accumulated Other	Total
	Common Stock		Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income
	(Dollars in thousands, except share data)
Balance, January 1, 2006	11,807,649	$66,799	$47,539	$(2,721)	111,617
Net Income	—	—	8,565	—	8,565	$8,565
Net change in unrealized gain/loss on securities available-for-sale and I/O strips, net of reclassification adjustment and deferred income taxes	—	—	—	(1,143)	(1,143)	(1,143)
Decrease in minimum pension liability, net of deferred income taxes	—	—	—	183	183	183
Total comprehensive income						$7,605
Amortization of restricted stock award	—	76	—	—	76
Cash dividend declared on common stock, $.10 per share	—	—	(1,182)	—	(1,182)
Common stock repurchased	(72,000)	(1,676)	—	—	(1,676)
Stock option expense	—	335	—	—	335
Stock options exercised	84,914	1,192	—	—	1,192
Balance, June 30, 2006	11,820,563	$66,726	$54,922	$(3,681)	$117,967

Balance, January 1, 2007	11,656,943	$62,363	$62,452	$(1,995)	$122,820
Net Income	—	—	8,048	—	8,048	$8,048
Net change in unrealized gain/loss on securities available-for-sale and I/O strips, net of reclassification adjustment and deferred income taxes	—	—	—	(482)	(482)	(482)
Decrease in minimum pension liability, net of deferred income taxes	—	—	—	31	31	31
Total comprehensive income						$7,597
Issuance of 1,732,298 shares to acquire Diablo Valley Bank	1,732,298	41,397	—	—	41,397
Amortization of restricted stock award	—	76	—	—	76
Cash dividend declared on common stock, $.12 per share	—	—	(1,398)	—	(1,398)
Common stock repurchased	(60,200)	(1,497)	—	—	(1,497)
Stock option expense	—	483	—	—	483
Stock options exercised	46,122	676	—	—	676
Balance, June 30, 2007	13,375,163	$103,498	$69,102	$(2,446)	$170,154

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2007	2006
	(As Restated	(As Restated
	See Note 9)	See Note 9)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,048	$8,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	307	343
Provision for loan losses	(236)	(603)
Stock option expense	483	335
Amortization of core deposit intangible	18	—
Amortization of restricted stock award	76	76
Amortization (accretion) of discounts and premiums on securities	51	(436)
Gain on sale of Capital Group loan portfolio	—	(671)
Gain on sale of SBA loans	(1,706)	(1,668)
Proceeds from sales of SBA loans held for sale	32,997	31,441
Change in SBA loans held for sale	(17,506)	(26,157)
Increase in cash surrender value of life insurance	(697)	(707)
Effect of changes in:
Accrued interest receivable and other assets	2,539	4,234
Accrued interest payable and other liabilities	(1,411)	1,640
Net cash provided by operating activities	22,963	16,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(11,312)	(21,360)
Proceeds from sale of Capital Group loan portfolio	—	30,047
Net decrease in Capital Group loan portfolio prior to sale	—	2,681
Purchases of securities available-for-sale	(9,322)	(49,098)
Maturities/paydowns/calls of securities available-for-sale	23,536	54,786
Purchase of premises and equipment	(107)	(208)
Redempton (purchase) of other investments	496	(124)
Cash received in bank acquisition, net of cash paid	16,757	—
Net cash provided by investing activities	20,048	16,724

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	24,414	(31,272)
Payment of other liability	—	(1,348)
Exercise of stock options	676	1,192
Common stock repurchased	(1,497)	(1,676)
Payment of dividends	(1,398)	(1,182)
Net decrease in securities sold under agreement to repurchase	(10,900)	(10,900)
Net cash provided by (used in) financing activities	11,295	(45,186)
Net increase (decrease) in cash and cash equivalents	54,306	(12,070)
Cash and cash equivalents, beginning of period	49,385	98,460
Cash and cash equivalents, end of period	$103,691	$86,390

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,302	$10,833
Income taxes	$2,287	$—
Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed assets	$487	$—
Transfer of portfolio loans to loans held for sale	$972	$—
Transfer of loans held for sale to loan portfolio	$921	$530
Summary of assets acquired, and liabilities assumed through acquisition:
Cash and cash equivalents	$41,807	$—
Securities available-for-sale	$12,214	$—
Net loans	$203,673	$—
Goodwill and other intangible asset	$48,221	$—
Premises and equipment	$6,847	$—
Corporate owned life insurance	$1,025	$—
Federal Home Loan Bank Stock	$717
Other assets, net	$2,301	$—
Deposits	$(248,646)	$—
Other liabilities	$(1,712)	$—
Common stock issued to acquire Diablo Valley Bank	$41,397	$—

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

2)             Securities Available-for-Sale

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasury	$4,895	$6	$—	$—	$4,895	$6
U.S. Government Agencies	28,738	47	23,573	179	52,311	226
Mortgage-Backed	21,816	506	63,904	3,296	85,720	3,802
Municipals - Tax Exempt	—	—	6,877	112	6,877	112
Collateralized Mortgage Obligations	—	—	2,994	144	2,994	144
Total	$55,449	$559	$97,348	$3,731	$152,797	$4,290

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

Securities classified as U.S. Government Agencies as of June 30, 2007 and December 31, 2006 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

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

			Weighted Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
Total Stock Options	of Shares	Exercise Price	Life	Value
Options Outstanding at January 1, 2007	752,983	$16.56
Granted	194,500	$24.01
Exercised	(46,122)	$8.81
Forfeited or expired	(23,323)	$20.93
Options Outstanding at June 30, 2007	878,038	$18.50	7.5	$4,635,000
Exercisable at June 30, 2007	433,373	$14.41	6.0	$4,026,000

Information related to the stock option plan during the six months ended June 30, 2007 and 2006 follows:

	2007	2006
Intrinsic value of options exercised	$715,000	$1,188,000
Cash received from option exercise	$406,000	$785,000
Tax benefit realized from option exercises	$270,000	$407,000
Weighted average fair value of options granted	$6.74	$7.63

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

Heritage Bank of Commerce’s exposure to credit loss in the event of non-performance of the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. HBC uses the same credit policies in making commitments and conditional obligations as it does for loans. Credit risk is the possibility that a loss may occur because a party to a transaction fails to perform according to the terms of the contract. HBC controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

Commitments to extend credit as of June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commitments to extend credit	$436,650	$310,200
Standby letters of credit	12,154	12,020
	$448,804	$322,220

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

The results of operations of Diablo Valley Bank for the ten day period starting on June 21, 2007 to June 30, 2007 are included in the income statement of the combined entity. Diablo Valley Bank was acquired by the Company for several reasons.  Diablo Valley Bank was a profitable and fast growing bank in a geographic area where the Company wanted to expand.  Diablo Valley Bank had experienced staff and the acquisition also enhanced the Company’s position in the East Bay area in the cities of Danville and Pleasanton. The Company believes it can achieve significant cost savings from merging Diablo Valley Bank into Heritage Bank of Commerce.

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

In this Amendment No. 1 to our Form 10-Q for the quarter ended June 30, 2007, we are restating our consolidated balance sheets as of June 30, 2007 and December 31, 2006, and consolidated statements of cash flows for the six months ended June 30, 2007 and 2006.

The financial statements are being restated as a result of the following accounting errors:

•      The Company transferred its Capital Group loan portfolio of approximately $32 million from commercial loans to loans held for sale at December 31, 2005. In the first quarter of 2006, the Company sold the Capital Group loan portfolio for a gain of $671,000.  The gain was included in the “Gain on sale of loans” category in the 2006 Consolidated Statement of Cash Flows.  However, the $30,047,000 of proceeds from the Capital Group loan portfolio sale were incorrectly included in “Proceeds from sales of loans held for sale” under operating activities on the Consolidated Statement of Cash Flows in the Form 10-K for the year ended December 31, 2006 instead of investing activities. Since the Capital Group loan portfolio was not specifically acquired for resale, the proceeds from its sale, as well as the net decrease in the portfolio between December 31, 2005 and the sale date, should have been reported as investing activities to comply with the guidance in Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”  This error has been corrected in this Amendment No. 1 to the Form 10-Q for the quarter ended June 30, 2007 by reporting the Capital Group loan portfolio sale proceeds, as well as the net reduction of the portfolio prior to its sale, as cash flows from investing activities in 2006, with an offsetting change in cash flows from operating activities.

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

The restatement affects the amounts reported as “Loans held for sale, at lower of cost or market” and “Loans, net of deferred costs” in the consolidated balance sheets as of June 30, 2007 and December 31, 2006, but it has no impact on total assets, liabilities or shareholders’ equity.  The restatement also affects the totals on the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 for operating and investing activities, but has no impact on the net increase (decrease) in cash and cash equivalents for any period. The restatement does not change the Company’s consolidated statements of income and consolidated statements of changes in stockholders’ equity for any period.

•      Two loans totaling $972,000 were transferred from the portfolio to loans held for sale in the first quarter of 2007. These loans were transferred from held for sale to portfolio upon the receipt of payoff notification in 2006. When the payoffs did not materialize, the loans were transferred back to held for sale in the first quarter of the 2007.

Restatements on the consolidated balance sheets as of June 30, 2007 and December 31, 2006 are as follows:

June 30, 2007	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
Loans held for sale, at lower of cost or market	$6,095	$20,018	$13,923

Loans, net of deferred costs	$939,667	$925,744	$(13,923)
Allowance for loan losses	(11,104)	(11,104)	—
Loans, net	$928,563	$914,640	$(13,923)

December 31, 2006	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
Loans held for sale, at lower of cost or market	$17,234	$33,752	$16,518

Loans, net of deferred costs	$725,754	$709,236	$(16,518)
Allowance for loan losses	(9,279)	(9,279)	—
Loans, net	$716,475	$699,957	$(16,518)

Restatements on the consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 are as follows:

June 30, 2007	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided by operating activities:
Change in SBA loans held for sale	$12,845	$(17,506)	$(30,351)
Proceeds from sales of SBA loans held for sale	$—	$32,997	$32,997
Net cash provided by operating activities	$20,317	$22,963	$2,646

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	$(8,666)	$(11,312)	$(2,646)
Net cash provided by investing activities	$22,694	$20,048	$(2,646)

Supplemental schedule of non-cash investing activity:
Transfer of portfolio loans to loans held for sale	$—	$972	$972
Transfer of loans held for sale to portfolio loans	$—	$921	$921

June 30, 2006	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of Capital Group loan portfolio	$—	$(671)	$(671)
Gain on sale of SBA loans	$—	$(1,668)	$(1,668)
Gain on sale of loans	$(2,339)	$—	$2,339
Proceeds from sales of SBA loans held for sale	$—	$31,441	$31,441
Change in loans held for sale	$42,161	—	(42,161)
Change in SBA loans held for sale	$—	$(26,157)	$(26,157)
Net cash provided by operating activities	$53,269	$16,392	$(36,877)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	$(25,509)	$(21,360)	$4,149
Proceeds from sale of Capital Group loan portfolio	$—	$30,047	$30,047
Net decrease in Capital Group loan portfolio prior to sale	$—	$2,681	$2,681
Net cash provided by investing activities	$(20,153)	$16,724	$36,877

Supplemental schedule of non-cash investing activity:
Transfer of loans held for sale to portfolio loans	$—	$530	$530

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis gives effect to the restatement discussed in Note 9 to the restated financial statements.

Discussions of certain matters in this Report on Form 10-Q/A may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company’s mission and vision. The Company’s actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, consummation of the acquisition of Diablo Valley Bank and the successful integration of its business, customers, employees and operations with the Company, changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or, in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, and other risks. All of the Company’s operations and most of its customers are located in California.  In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See “Item 1A — Risk Factors” in this Report on Form 10-Q/A and in Item 1-A- Risk Factors” in our Annual Report Amendment No. 2 on Form 10-K/A for the Year ended December 31, 2006 for further discussions of factors that could cause actual result to differ from forward looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

Performance Overview

For the three months and six months ended June 30, 2007, consolidated net income was $4.0 million and $8.0 million, compared to $4.2 million and $8.6 million for the three and six months ended June 30, 2006, a decrease of 4% and 6%, respectively.  Earnings per diluted share were $.33 and $.68 for the three and six months ended June 30, 2007, compared to $.35 and $.71 for the three and six months ended June 30, 2006, a decrease of 6% and 4%, respectively. The Company’s return on average assets and return on average equity for the three months ended June 30, 2007 were 1.50% and 12.17%, compared to 1.50% and 14.35%, for the same period in 2006, respectively.  Returns on average assets and average equity for the first six months of 2006 were 1.53% and 12.63%, compared to 1.55% and 14.93% for the first six months of 2006, respectively.

The following are major factors impacting the Company’s results of operations:

•                  Net interest income decreased 2% to $12.4 million for the three months ended June 30, 2007, compared to $12.7 million for the three months ended June 30, 2006 and decreased 3% for the six months ended June 30, 2007 compared to 2006, primarily due to a decrease in average interest earning assets.

•                  Noninterest income remained at $2.3 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.  Year-to-date noninterest income decreased 7% for the six months ended June 30, 2007 from 2006, primarily due to a decrease of 27% in 2007 in gain on sale of loans, or $633,000, compared to 2006.  The six month period in 2006 also benefited from a $671,000 nonrecurring gain on the sale of the Capital Group loan portfolio in the first quarter of 2006.

•                  The efficiency ratio was 58.00% and 58.13% for the three and six months ended June 30, 2007, compared to 57.06% and 57.57% for the three and six months ended June 30, 2006, respectively.

•                  No provision for loan losses was recorded in the second quarter of 2007, compared to a reverse provision for loan losses of $114,000 in the second quarter of 2006.  The year-to-date reverse provision for loan losses was $236,000 in 2007, compared to a reverse provision of $603,000 a year ago.  The reverse provision in 2007 was due to continued improvement in credit quality, excluding the loans acquired in the Diablo Valley Bank merger.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance.  Over the last three years, the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency.  These initiatives included a reduction in staff and the consolidation of operations under the common Heritage Bank brand and restructuring each department.  Management monitors progress in reducing noninterest expense through review of the Company’s efficiency ratio.  The Company’s efficiency ratio was 58.00% in the second quarter of 2007, compared with 57.06% in the second quarter of 2006, and 58.13% for the six months ended June 30, 2007, compared to 57.57% in 2006.

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

Net Interest Income and Net Interest Margin

Net interest income is the largest component of the Company’s total revenue.  Net interest income is the difference between the interest and fees earned on loans and investments and interest expense on deposits and other liabilities.  Net interest income depends on two factors: (1) the volume or balance of earning assets compared to the volume or balance of interest bearing deposits and liabilities, and (2) the interest rate earned on those interest earning assets compared with the interest rate on those interest bearing assets and liabilities.  Net interest margin is net interest income expressed as a percentage of average earning assets.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

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

Volume and Rate Variances

	Three Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$171	$74	$245
Securities	(273)	278	5
Interest bearing deposits in other financial institutions	6	(8)	(2)
Federal funds sold	(391)	68	(323)
Total interest income from interest earnings assets	$(487)	$412	$(75)

Expense from the interest bearing liabilities:
Demand, interest bearing	$(43)	$(7)	$(50)
Savings and money market	(339)	97	(242)
Time deposits, under $100	(14)	64	50
Time deposits, $100 and over	(90)	228	138
Brokered time deposits, $100 and over	221	71	292
Notes payable to subsidiary grantor trusts	—	8	8
Securities sold under agreement to repurchase	(68)	30	(38)
Total interest expense on interest bearing liabilities	$(333)	$491	$158
Net interest income	$(154)	$(79)	$(233)

	Six Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$(256)	$450	$194
Securities	(592)	757	165
Interest bearing deposits in other financial institutions	4	9	13
Federal funds sold	(668)	195	(473)
Total interest income on interest earning assets	$(1,512)	$1,411	$(101)

Expense from the interest bearing liabilities:
Demand, interest bearing	$(158)	$35	$(123)
Savings and money market	(541)	502	(39)
Time deposits, under $100	(44)	137	93
Time deposits, $100 and over	(161)	490	329
Brokered time deposits, $100 and over	272	122	394
Notes payable to subsidiary grantor trusts	—	27	27
Securities sold under agreement to repurchase	(137)	48	(89)
Total interest expense on interest bearing liabilities	$(769)	$1,361	$592
Net interest income	$(743)	$50	$(693)

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

The Company had no provision for loan losses for the three months ended June 30, 2007 and a reverse provision for loan losses of $236,000 six months ended June 30, 2007.  The Company had a reverse provision for loan losses of $114,000 and $603,000 for the three and six months ended June 30, 2006, respectively.   See additional discussion under the caption “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	June 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$695	$842	$(147)	-17%
Servicing income	534	441	93	21%
Increase in cash surrender value of life insurance	353	360	(7)	-2%
Service charges and fees on deposit accounts	336	327	9	3%
Other	344	287	57	20%
Total noninterest income	$2,262	$2,257	$5	0%

	For the Six Months Ended		Increase (decrease)
	June 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$1,706	$1,668	$38	2%
Gain on sale of Capital Group loan portfolio	0	671	(671)	-100%
Servicing income	1,050	909	141	16%
Increase in cash surrender value of life insurance	697	707	(10)	-1%
Service charges and fees on deposit accounts	610	654	(44)	-7%
Other	713	542	171	32%
Total noninterest income	$4,776	$5,151	$(375)	-7%

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

Gain on sales of SBA and other guaranteed loans contributed $0.7 million and $1.7 million, during the second quarter and the first six months of 2007, compared to $0.8 million and $1.7 million, during the second quarter and the first six months of 2006, respectively.  The Company sold its Capital Group loan portfolio, which consisted primarily of “factoring” type loans, during the first quarter of 2006, resulting in a gain on sale of $0.7 million.  In the second quarter 2007, the increase in cash surrender value of the Company owned life insurance was approximately the same as 2006.  The decrease in deposit service charges and fees on deposit accounts was primarily because higher interest rates applied to collected balances created a waiver of (or credit against) service charges for many business customers.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	June 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$4,685	$4,653	$32	1%
Occupancy	770	774	(4)	-1%
Professional fees	401	334	67	20%
Advertising and promotion	390	347	43	12%
Client services	247	242	5	2%
Data processing	197	161	36	22%
Low income housing investment losses and writedowns	118	213	(95)	-45%
Furniture and equipment	119	148	(29)	-20%
Intangible amortization	18	—	18	N/A
Other	1,555	1,620	(65)	-4%
Total noninterest expense	$8,500	$8,492	$8	0%

	For the Six Months Ended		Increase (decrease)
	June 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$9,573	$9,762	$(189)	-2%
Occupancy	1,535	1,551	(16)	-1%
Professional fees	738	847	(109)	-13%
Advertising and promotion	602	557	45	8%
Client services	476	542	(66)	-12%
Data processing	401	342	59	17%
Low income housing investment losses and writedowns	355	477	(122)	-26%
Furniture and equipment	229	257	(28)	-11%
Intangible amortization	18	—	18	N/A
Other	2,873	2,918	(45)	-2%
Total noninterest expense	$16,800	$17,253	$(453)	-3%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended June 30,
		Percent		Percent
	2007	of Total	2006	of Total
	(Dollars in thousands)
Salaries and employee benefits	$4,685	55%	$4,653	55%
Occupancy	770	9%	774	9%
Professional fees	401	5%	334	4%
Advertising and promotion	390	5%	347	4%
Client services	247	3%	242	3%
Data processing	197	2%	161	3%
Low income housing investment losses and writedowns	118	1%	213	3%
Furniture and equipment	119	1%	148	2%
Intangible amortization	18	0%	—	0%
Other	1,555	19%	1,620	19%
Total noninterest expense	$8,500	100%	$8,492	100%

	For The Six Months Ended June 30,
		Percent		Percent
	2007	of Total	2006	of Total
	(Dollars in thousands)
Salaries and employee benefits	$9,573	57%	$9,762	57%
Occupancy	1,535	9%	1,551	9%
Professional fees	738	4%	847	5%
Advertising and promotion	602	4%	557	3%
Client services	476	3%	542	3%
Data processing	401	2%	342	3%
Low income housing investment losses and writedowns	355	2%	477	3%
Furniture and equipment	229	1%	257	1%
Intangible amortization	18	0%	—	0%
Other	2,873	17%	2,918	17%
Total noninterest expense	$16,800	100%	$17,253	100%

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

FINANCIAL CONDITION

As of June 30, 2007, total assets were $1.35 billion, compared to $1.09 billion as of June 30, 2006.   Total securities were $169 million as of June 30, 2007, a decrease of 11% from $191 million as of June 30, 2006.  The total loan portfolio was $926 million, an increase of $224 million or 32%, compared to June 30, 2006.  Total deposits were $1.12 billion as of June 30, 2007, compared to $908 million as of June 30, 2006.

Securities Portfolio

The following table reflects the amortized cost and fair market values for each category of securities at the dates indicated:

Investment Portfolio

	June 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$4,895	$5,904	$5,963
U.S. Government Agencies	62,281	75,767	59,396
Mortgage-Backed	86,349	90,224	90,186
Municipals - Taxable	997	—	—
Municipals - Tax Exempt	6,877	8,083	8,142
Collateralized Mortgage Obligations	8,099	11,493	8,611
Total available-for-sale	$169,498	$191,471	$172,298

The following table summarizes the amounts and distribution of the Company’s securities and the weighted average yields at June 30, 2007:

	June 30, 2007
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$—	—	$4,895	4.84%	$—	—	$—	—	$4,895	4.84%
U.S. Government Agencies	38,125	4.90%	24,156	4.82%	—	—	—	—	62,281	4.87%
Mortgage Backed	—	—	1,872	3.46%	6,458	4.44%	78,019	4.49%	86,349	4.46%
Municipals - Taxable	997	3.03%	—	—	—	—	—	—	997	3.03%
Municipals - Tax Exempt	3,313	2.93%	3,564	3.15%	—	—	—	—	6,877	3.04%
Collateralized Mortgage Obligations	—	—	—	—	5,105	5.61%	2,994	3.16%	8,099	4.70%
Total available-for-sale	$42,435	4.70%	$34,487	4.58%	$11,563	4.96%	$81,013	4.44%	$169,498	4.57%

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

Gross loans (including loans held for sale) represented 70% of total assets at June 30, 2007, as compared to 68% at June 30, 2006.  The ratio of loans to deposits increased to 83% at June 30, 2007 from 77% at June 30, 2006.  Demand for loans remains relatively sound in many areas within the Company’s markets and competition continues to intensify.  To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structure loans.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	June 30, 2007		June 30, 2007		December 31, 2006
	(Dollars in thousands)
Commercial	$344,172	37%	$260,936	37%	$284,093	40%
Real estate - mortgage	330,422	36%	242,125	35%	239,041	34%
Real estate - land and construction	203,457	22%	149,168	21%	143,834	20%
Home equity	42,474	5%	46,690	7%	38,976	6%
Consumer	4,715	1%	1,389	0%	2,422	0%
Total loans	925,240	100%	700,308	100%	708,366	100%
Deferred loan costs	504		1,184		870
Allowance for loan losses	(11,104)		(9,098)		(9,279)
Loans, net	$914,640		$692,394		$699,957

Total loans (excluding loans held of sale) were $925 million at June 30, 2007, compared to $700 million at June 30, 2006.  The Company’s allowance for loan losses was $11.1 million, or 1.20% of total loans, at June 30, 2007, as compared to $9.1 million, or 1.30% of total loans, at June 30, 2006.  As of June 30, 2007 and 2006, the Company had $5.8 million and $1.6 million, respectively, in nonperforming loans.

The Company’s loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and real estate, with the balance in land development and construction, home equity and consumer loans. The increase in the Company’s loan portfolio in the second quarter of 2007 from 2006 is primarily due to the completed merger with Diablo Valley Bank adding $214 million to the Company’s loan portfolio.  The Company does not have any concentrations by industry or group of industries in its loan portfolio; however, approximately 62% of its loans were secured by real property as of June 30, 2007 and 2006. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

Loan Maturities

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$297,113	$34,018	$13,041	$344,172
Real estate - mortgage	128,309	117,613	84,500	330,422
Real estate - land and construction	200,812	73	2,572	203,457
Home equity	42,474	—	—	42,474
Consumer	3,155	1,560	—	4,715
Total loans	$671,863	$153,264	$100,113	$925,240

Loans with variable interest rates	$633,052	$60,502	$6,346	$699,900
Loans with fixed interest rates	38,811	92,762	93,767	225,340
Total loans	$671,863	$153,264	$100,113	$925,240

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

The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated:

Nonperforming Assets

	June 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Nonaccrual loans	$3,192	$1,612	$3,866
Loans 90 days past due and still accruing	2,604	—	451
Total nonperforming loans	5,796	1,612	4,317
Other real estate owned	487	—	—
Total nonperforming assets	$6,283	$1,612	$4,317

Nonperforming assets as a percentage of loans plus other real estate owned	0.68%	0.23%	0.61%

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

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Balance, beginning of period / year	$9,279	$10,224	$10,224
Net charge-offs	(64)	(523)	(442)
Provision for loan losses	(236)	(603)	(503)
Allowance acquired in bank acquisition	2,125	—	—
Balance, end of period/ year	$11,104	$9,098	$9,279

RATIOS:
Net charge-offs to average loans outstanding*	0.02%	0.15%	0.06%
Allowance for loan losses to total loans*	1.20%	1.30%	1.31%
Allowance for loan losses to nonperforming loans	192%	564%	215%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2007 and 2006:

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

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds.  In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes.  The Company’s loan to deposit ratio increased to 83% at June 30, 2007 from 77% at June 30, 2006.

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

As of June 30, 2006, the Company’s primary liquidity ratio was 18.6%, comprised of $92 million in securities available-for-sale of maturities of up to five years, less $11 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $47 million and $39 million in cash and due from banks, as a percentage of total unsecured deposits of $897 million.

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

The Company paid cash dividends totaling $1.4 million, or $.12 per share, in the first half of 2007. The Company anticipates paying future dividends within the range of typical peer payout ratios provided, however, that no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	June 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$147,161	$142,938	$147,600
Tier 2 Capital	11,897	9,493	9,756
Total risk-based capital	$159,058	$152,431	$157,356

Risk-weighted assets	$1,087,972	$852,540	$855,715
Average assets for capital purposes	$1,029,893	$1,125,188	$1,087,502
Capital ratios				Minimum Regulatory Requirements
Total risk-based capital	14.6%	17.9%	18.4%	8.00%
Tier 1 risk-based capital	13.5%	16.8%	17.3%	4.00%
Leverage (1)	14.3%	12.7%	13.6%	4.00%

(1)     Leverage ratio is equal to Tier 1 capital divided by quarterly average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC’s prompt corrective action authority as of June 30, 2007.

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

Presented below, as of June 30, 2007 and 2006, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates (excluding Diablo Valley Bank):

	June 30, 2007				June 30, 2006
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$27,048	12.0%	23.74%	254	$31,109	15.4%	21.70%	288
0 bp	$—	0.0%	21.21%	0	$—	0.0%	18.80%	0
- 200 bp	$(39,648)	-17.5%	17.49%	(372)	$(44,467)	-22.0%	14.70%	(412)

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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item above. See page 36.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of June 30, 2007, the period covered by this report on Form 10Q/A.

During the six months ended June 30, 2007, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities.  Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A — RISK FACTORS

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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

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