Form 10-Q/A
period 2007-09-30
HERITAGE COMMERCE CORP
filed 2008-02-22
CIK 1053352

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

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q/A
Table of Contents

EXPLANATORY NOTE

Heritage Commerce Corp is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, to reflect the restatement of Heritage Commerce Corp’s Consolidated Balance Sheets and Consolidated Statements of Cash Flows, as discussed in Note 10 of the Notes to the Consolidated Financial Statements contained in Part I, Item 1. Except for Part I, Item 1, and related changes to conform Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2 to the restated financial statements, no other information in the Form 10-Q for the quarter ended September 30, 2007 is being amended by this Amendment No. 1. This Amendment No. 1 continues to speak as of the date of the original filing of the Form 10-Q and Heritage Commerce Corp has not updated the disclosure in the Amendment to speak as of any later date.

Part I — FINANCIAL INFORMATION

ITEM 1 – CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp

Consolidated Balance Sheets (Unaudited)

	September 30, 2007	December 31, 2006
		(As Restated See Note 10)
	(Dollars in thousands)
Assets
Cash and due from banks	$51,627	$34,285
Federal funds sold	42,600	15,100
Total cash and cash equivalents	94,227	49,385
Securities available-for-sale, at fair value	150,116	172,298
Loans held for sale, at lower of cost or market	—	33,752
Loans, net of deferred origination costs	954,658	709,236
Allowance for loan losses	(11,472)	(9,279)
Loans, net	943,186	699,957

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,653	6,113
Company owned life insurance	38,270	36,174
Premises and equipment, net	9,441	2,539
Goodwill	42,996	—
Core deposit intangible asset	4,863	—
Accrued interest receivable and other assets	35,667	36,920
Total assets	$1,326,419	$1,037,138

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Demand, noninterest bearing	$263,244	$231,841
Demand, interest bearing	146,410	133,413
Savings and money market	468,263	307,266
Time deposits, under $100	32,341	31,097
Time deposits, $100 and over	138,327	111,017
Brokered deposits, $100 and over	52,179	31,959
Total deposits	1,100,764	846,593
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	10,900	21,800
Accrued interest payable and other liabilities	22,678	22,223
Total liabilities	1,158,044	914,318

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	—	—
Common Stock, no par value; 30,000,000 shares authorized; shares outstanding: 13,123,396 at September 30, 2007 and 11,656,943 at December 31, 2006	98,093	62,363
Retained earnings	71,540	62,452
Accumulated other comprehensive loss	(1,258)	(1,995)
Total shareholders’ equity	168,375	122,820
Total liabilities and shareholders’ equity	$1,326,419	$1,037,138

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Income Statements (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$19,282	$15,958	$49,541	$46,023
Securities, taxable	1,881	1,968	5,729	5,646
Securities, non-taxable	38	45	124	136
Interest bearing deposits in other financial institutions	31	36	104	96
Federal funds sold	873	561	2,158	2,319
Total interest income	22,105	18,568	57,656	54,220

Interest expense:
Deposits	7,663	5,027	17,669	14,379
Notes payable to subsidiary grantor trusts	585	587	1,749	1,724
Repurchase agreements and other	76	140	333	486
Total interest expense	8,324	5,754	19,751	16,589
Net interest income	13,781	12,814	37,905	37,631
Provision for loan losses	(500)	—	(736)	(603)
Net interest income after provision for loan losses	14,281	12,814	38,641	38,234

Noninterest income:
Gain on sale of Capital Group loan portfolio	—	—	—	671
Gain on sale of SBA loans	60	832	1,766	2,500
Servicing income	546	412	1,596	1,321
Increase in cash surrender value of life insurance	374	363	1,071	1,070
Service charges and fees on deposit accounts	344	354	954	1,008
Other	315	338	1,028	880
Total noninterest income	1,639	2,299	6,415	7,450

Noninterest expense:
Salaries and employee benefits	5,840	4,941	15,413	14,703
Occupancy	969	773	2,504	2,324
Professional fees	751	442	1,489	1,289
Advertising and promotion	206	206	808	763
Data processing	252	156	653	498
Client services	155	230	631	772
Low income housing investment losses and writedowns	233	257	588	734
Furniture and equipment	200	140	429	397
Core deposit intangible amortization	167	—	185	—
Other	1,745	1,167	4,618	4,085
Total noninterest expense	10,518	8,312	27,318	25,565
Income before income taxes	5,402	6,801	17,738	20,119
Income tax expense	2,162	2,448	6,450	7,201
Net income	$3,240	$4,353	$11,288	$12,918

Earnings per share:
Basic	$0.24	$0.37	$0.92	$1.09
Diluted	$0.24	$0.36	$0.91	$1.08

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

Nine Months Ended September 30, 2007 and 2006

	Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income
	(Dollars in thousands, except share data)
Balance, January 1, 2006	11,807,649	$66,799	$47,539	$(2,721)	$111,617
Net Income	—	—	12,918	—	12,918	$12,918
Net change in unrealized gain/loss on securities available-for-sale and I/O strips, net of reclassification adjustment and deferred income taxes	—	—	—	211	211	211
Decrease in pension liability, net of deferred income taxes	—	—	—	204	204	204
Total comprehensive income						$13,333
Amortization of restricted stock award	—	115	—	—	115
Cash dividend declared on common stock, $.15 per share	—	—	(1,774)	—	(1,774)
Common stock repurchased	(282,900)	(6,660)	—	—	(6,660)
Stock option expense	—	550	—	—	550
Stock options exercised, including related tax benefits	156,548	2,155	—	—	2,155
Balance, September 30, 2006	11,681,297	$62,959	$58,683	$(2,306)	$119,336

Balance, January 1, 2007	11,656,943	$62,363	$62,452	$(1,995)	$122,820
Net Income	—	—	11,288	—	11,288	$11,288
Net change in unrealized gain/loss on securities available-for-sale and I/O strips, net of reclassification adjustment and deferred income taxes	—	—	—	691	691	691
Decrease in pension liability, net of deferred income taxes	—	—	—	46	46	46
Total comprehensive income						$12,025
Issuance of 1,732,298 shares to acquire Diablo Valley Bank, net of offering costs of $214	1,732,298	41,183	—	—	41,183
Amortization of restricted stock award	—	115	—	—	115
Cash dividend declared on common stock, $.18 per share	—	—	(2,200)	—	(2,200)
Common stock repurchased	(339,700)	(7,476)	—	—	(7,476)
Stock option expense, including related tax benefits	—	813	—	—	813
Stock options exercised	73,855	1,095	—	—	1,095
Balance, September 30, 2007	13,123,396	$98,093	$71,540	$(1,258)	$168,375

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
	(As Restated	(As Restated
	See Note 10)	See Note 10)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,288	$12,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	535	507
Provision for loan losses	(736)	(603)
Stock option expense	813	550
Amortization of core deposit intangible	186	—
Amortization of restricted stock award	115	115
Amortization (accretion) of discounts and premiums on securities	(22)	(872)
Gain on sale of Capital Group loan portfolio	—	(671)
Gain on sale of SBA loans	(1,766)	(2,500)
Proceeds from sales of SBA loans held for sale	35,529	48,703
Change in SBA loans held for sale	(17,469)	(41,775)
Increase in cash surrender value of life insurance	(1,071)	(1,070)
Effect of changes in:
Accrued interest receivable and other assets	3,822	6,097
Accrued interest payable and other liabilities	(1,004)	891
Net cash provided by operating activities	30,220	22,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Net increase in loans	(21,729)	(14,610)
Proceeds from sale of Capital Group loan portfolio	—	30,047
Net decrease in Capital Group loan portfolio prior to sale	—	2,681
Purchases of securities available-for-sale	(9,322)	(49,098)
Maturities/paydowns/calls of securities available-for-sale	45,008	75,530
Purchase of premises and equipment	(596)	(460)
Redempton (purchase) of other investments	(823)	(184)
Cash received in bank acquisition, net of cash paid	16,407	—
Net cash provided by investing activities	28,945	43,906

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	5,525	(63,661)
Payment of other liability	(153)	(1,378)
Exercise of stock options, including related tax benefits	1,095	2,155
Common stock repurchased	(7,476)	(6,660)
Stock offering costs	(214)	—
Payment of dividends	(2,200)	(1,774)
Net decrease in securities sold under agreement to repurchase	(10,900)	(10,900)
Net cash used in financing activities	(14,323)	(82,218)
Net increase (decrease) in cash and cash equivalents	44,842	(16,022)
Cash and cash equivalents, beginning of period	49,385	98,460
Cash and cash equivalents, end of period	$94,227	$82,438

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$20,041	$16,919
Income taxes	$3,687	$780
Supplemental schedule of non-cash investing and financing activities:
Transfer of portfolio loans to loans held for sale	$972	$—
Transfer of loans held for sale to loan portfolio	$18,430	$1,570
Loans transferred to foreclosed assets	$487	$—
Summary of assets acquired, and liabilities assumed through acquisition:
Cash and cash equivalents	$41,807	$—
Securities available-for-sale	$12,214	$—
Net loans	$203,793	$—
Goodwill and core deposit intangible asset	$48,045	$—
Premises and equipment	$6,841	$—
Corporate owned life insurance	$1,025	$—
Federal Home Loan Bank Stock	$717	$—
Other assets, net	$2,686	$—
Deposits	$(248,646)	$—
Other liabilities	$(1,685)	$—
Common stock issued to acquire Diablo Valley Bank	$41,397	$—

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

2)       Securities Available-for-Sale

The following table shows the gross unrealized losses and fair value of the Company’s securities with unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government Agencies	$4,745	$7	$4,912	$70	$9,657	$77
Mortgage-Backed	18,390	198	62,387	2,041	80,777	2,239
Municipals - Tax Exempt	—	—	5,984	68	5,984	68
Collateralized Mortgage Obligations	—	—	2,980	112	2,980	112
Total	$23,135	$205	$76,263	$2,291	$99,398	$2,496

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

Information related to the stock option plan during the nine months ended September 30, 2007 and 2006 follows:

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average common shares outstanding - used in computing basic earnings per share	13,235,087	11,781,135	12,211,945	11,812,718
Dilutive effect of stock options outstanding, using the treasury stock method
	152,897	176,089	171,740	192,214
Shares used in computing diluted earnings per share	13,387,984	11,957,224	12,383,685	12,004,932

5)       Loans and the Allowance for Loan Losses

Loans at period-end were as follows:

	September 30, 2007	December 31, 2006
		(As Restated, See Note 10)
	(Dollars in thousands )
Commercial	$378,777	$284,093
Real estate - mortgage *	325,327	239,041
Real estate - land and construction	205,925	143,834
Home equity	39,771	38,976
Consumer	4,131	2,422
Total loans	953,931	708,366
Deferred loan costs	727	870
Allowance for loan losses	(11,472)	(9,279)
Loans, net	$943,186	$699,957

* Real estate mortgage loans are primarily secured by mortgages on commercial property.

Changes in allowance for loan losses were as follows:

	For the Nine Months Ended
	September 30,
	2007	2006
	(Dollars in thousands )
Balance, beginning of period	$9,279	$10,224
Net recoveries (charge-offs)	804	(242)
Provision for loan losses	(736)	(603)
Allowance acquired in bank acquisition	2,125	—
Balance, end of period	$11,472	$9,379

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

Commitments to extend credit as of September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commitments to extend credit	$456,225	$310,200
Standby letters of credit	12,682	12,020
	$468,907	$322,220

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

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2007	2006
	(Dollars in thousands, except per share data)
Net interest income	$14,981	$43,133	$44,407
Net income	$4,573	$12,429	$13,793
Net income per share - basic	$0.34	$0.93	$1.02
Net income per share - diluted	$0.33	$0.92	$1.00

10)     Restatement

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

In this Amendment No. 1 to our Form 10-Q for the quarter ended September 30, 2007, we are restating our consolidated balance sheet as of December 31, 2006, and consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006.

The financial statements are being restated as a result of the following accounting errors:

•                  The Company transferred its Capital Group loan portfolio of approximately $32 million from commercial loans to loans held for sale at December 31, 2005. In the first quarter of 2006, the Company sold the Capital Group loan portfolio for a gain of $671,000.  The gain was included in the “Gain on sale of loans” category in the 2006 Consolidated Statement of Cash Flows.  However, the $30,047,000 of proceeds from the Capital Group loan portfolio sale were incorrectly included in “Proceeds from sales of loans held for sale” under operating activities on the Consolidated Statement of Cash Flows in the Form 10-K for the year ended December 31, 2006 instead of investing activities. Since the Capital Group loan portfolio was not specifically acquired for resale, the proceeds from its sale, as well as the net decrease in the portfolio between December 31, 2005 and the sale date, should have been reported as investing activities to comply with the guidance in Statement of Financial Accounting Standards No. 102, “Statement of Cash Flows–Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale.”  This error was corrected in the Form 10-Q for the quarter ended September 30, 2007 by  reporting the Capital Group loan portfolio sale proceeds, as well as the net reduction of the portfolio prior to its sale, as cash flows from investing activities in 2006, with an offsetting change in cash flows from operating activities. This error correction was disclosed as a “reclassification” in the Form 10-Q for the quarter ended September 30, 2007, and is now considered part of the financial statement restatement in this Form 10-Q/A (Amendment No. 1).

•                  The line items called “Originations of loans held for sale” and “Maturities/paydowns of loans held for sale” on the consolidated statements of cash flows were overstated for all periods presented.  However, the overstatements of these two amounts largely offset each other.  These matters are discussed in more detail as follows:

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

In the Form 10-Q for the quarter ended September 30, 2006, the amount reported as “Maturities of loans held for sale” included $2,681,000 of net principal reductions in the Capital Group loan portfolio that occurred prior to sale.  As discussed above, this 2006 error was corrected in the Form 10-Q for the quarter ended September 30, 2007 and reported as a “reclassification”. The rest of the amounts reported as “Maturities of loans held for sale” represented the remaining change in the guaranteed portion of loans held for sale during the period (after gains on sale, sale proceeds, and the gross amount of new loan originations), including any transfers (such as when a loan was no longer eligible for sale because it became 30 days or more delinquent or because we received notice of a forthcoming payoff).

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

In our press release dated August 7, 2007 (an exhibit in our Form 8-K filed on August 8, 2007), we said, “Beginning in the third quarter of 2007, we will retain most of our SBA production in lieu of selling it. Thus, quarterly gains on sale will most likely be significantly lower.  However, as the SBA loan portfolio increases over time, our net interest income should also increase.”  We also disclosed this change in strategy in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-Q for the quarterly period ended June 30, 2007.

Consistent with this change in strategy, and after restating our June 30, 2007 financial statements to classify SBA loans as held for sale as of the time of origination (instead of when the loans are eligible for sale), we are now reporting, in these September 30, 2007 restated financial statements, the transfer of $18,430,000 of SBA loans from the held for sale category to portfolio loans (not held for sale).  These loans were originated prior to the third quarter of 2007.  Most of these loans were not eligible for sale at June 30, 2007 because they were either: not fully funded; or we had not received the final governmental guarantee documentation yet; or they were delinquent 30 days or more.  These loans were classified as held for sale in our restated June 30, 2007 balance sheet, and no loss was realized when they were transferred to our portfolio (not held for sale) at the lower of cost or market value in the third quarter of 2007.

The restatement affects the amounts reported as “Loans held for sale, at lower of cost or market” and “Loans, net of deferred costs” in the consolidated balance sheet as of December 31, 2006, but it has no impact on total assets, liabilities or shareholders’ equity.  The restatement also affects the totals on the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 for operating and investing activities, but has no impact on the net increase (decrease) in cash and cash equivalents for any period. The restatement does not change the Company’s consolidated statements of income and consolidated statements of changes in shareholders’ equity for any period.

•                  Two loans totaling $972,000 were transferred from the portfolio to loans held for sale in the first quarter of 2007. These loans were transferred from held for sale to portfolio upon the receipt of payoff notification in 2006. When the payoffs did not materialize, the loans were transferred back to held for sale in the first quarter of 2007.

Restatements on the consolidated balance sheet as of December 31, 2006 are as follows:

December 31, 2006	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
Loans held for sale, at lower of cost or market	$17,234	$33,752	$16,518

Loans, net of deferred costs	$725,754	$709,236	$(16,518)
Allowance for loan losses	(9,279)	(9,279)	—
Loans, net	$716,475	$699,957	$(16,518)

Restatements on the consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 are as follows:

September 30, 2007	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided by operating activities:
Originations of loans held for sale	$(21,372)	$—	$21,372
Maturities / paydowns on loans held for sale	$338	$—	$(338)
Change in SBA loans held for sale	$—	$(17,469)	$(17,469)
Net cash provided by operating activities	$26,655	$30,220	$3,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	$(18,164)	$(21,729)	$(3,565)
Net cash provided by investing activities	$32,510	$28,945	$(3,565)

Supplemental schedule of non-cash investing activity:
Transfer of portfolio loans to loans held for sale	$—	$972	$972
Transfer of loans held for sale to loan portfolio	$4,505	$18,430	$13,925

September 30, 2006	As Previously Reported	As Restated	Adjustments
	(Dollars in thousands )
CASH FLOWS FROM OPERATING ACTIVITIES:
Adjustments to reconcile net income to net cash provided by operating activities:
Change in SBA loans held for sale	$—	$(41,775)	$(41,775)
Originations of loans held for sale	$(28,640)	$—	$28,640
Maturities/paydowns on loans held for sale	$833	$—	$(833)
Net cash provided by operating activities	$36,258	$22,290	$(13,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	$(28,578)	$(14,610)	$13,968
Net cash provided by investing activities	$29,938	$43,906	$13,968

Supplemental schedule of non-cash investing activity:
Transfer of portfolio loans to loans held for sale	$7,797	$—	$(7,797)
Transfer of loans held for sale to loan portfolio	$4,383	$1,570	$(2,813)

ITEM 2 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis gives effect to the restatement discussed in Note 10 to the restated financial statements.

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

•                  Noninterest income decreased 29% to $1.6 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006.  Year-to-date noninterest income decreased 14% for the nine months ended September 30, 2007 from 2006, primarily because the gain on sale of SBA loans held for sale was significantly lower in the third quarter of 2007 due to the Company’s change in its strategy regarding its SBA loan business.  The Company is now retaining most of its SBA production in lieu of selling loans.  The loans sold in the third quarter of 2007 were some of the loans classified as held for sale at June 30, 2007.  The nine month period in 2006 also benefited from a $671,000 nonrecurring gain on the sale of the Capital Group loan portfolio in the first quarter of 2006.

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

Average Balance, Rate and Yield

	For the Three Months Ended
	September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross	$939,023	$19,282	8.15%	$739,121	$15,958	8.57%
Securities	166,782	1,919	4.56%	189,491	2,013	4.21%
Interest bearing deposits in other financial institutions	2,908	31	4.23%	2,849	36	5.01%
Federal funds sold	66,683	873	5.19%	42,095	561	5.29%
Total interest earning assets	1,175,396	$22,105	7.46%	973,556	$18,568	7.57%
Cash and due from banks	40,334			36,575
Premises and equipment, net	9,430			2,450
Other assets	111,035			62,322
Total assets	$1,336,195			$1,074,903

Liabilities and shareholders’ equity:
Deposits:
Demand, interest bearing	$153,352	$863	2.23%	$140,205	$783	2.22%
Savings and money market	460,596	3,981	3.43%	357,003	2,676	2.97%
Time deposits, under $100	33,379	327	3.89%	30,987	264	3.38%
Time deposits, $100 and over	137,605	1,786	5.15%	105,984	979	3.66%
Brokered time deposits	59,265	706	4.73%	34,031	325	3.79%
Notes payable to subsidiary grantor trusts	23,702	585	9.79%	23,702	587	9.83%
Securities sold under agreement to repurchase	10,900	76	2.77%	21,800	140	2.55%
Total interest bearing liabilities	878,799	$8,324	3.76%	713,712	$5,754	3.20%
Demand, noninterest bearing	263,465			218,766
Other liabilities	23,795			22,735
Total liabilities	1,166,059			955,213
Shareholders’ equity	170,136			119,690
Total liabilities and shareholders’ equity	$1,336,195			$1,074,903

Net interest income / margin		$13,781	4.65%		$12,814	5.22%

Note: Yields and amounts earned on loans include loan fees and costs.  Nonaccrual loans are included in the average balance calculation above.

	For the Nine Months Ended
	September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands )
Assets:
Loans, gross	$800,468	$49,541	8.27%	$738,272	$46,023	8.33%
Securities	170,650	5,853	4.59%	195,394	5,782	3.96%
Interest bearing deposits in other financial institutions	2,928	104	4.75%	2,805	96	4.58%
Federal funds sold	54,996	2,158	5.25%	63,635	2,319	4.87%
Total interest earning assets	1,029,042	$57,656	7.49%	$1,000,106	$54,220	7.25%
Cash and due from banks	36,299			36,584
Premises and equipment, net	5,116			2,439
Other assets	80,029			63,813
Total assets	$1,150,486			$1,102,942

Liabilities and shareholders’ equity:
Deposits:
Demand, interest bearing	$143,685	$2,409	2.24%	$148,879	$2,451	2.20%
Savings and money market	369,268	8,721	3.16%	359,642	7,455	2.77%
Time deposits, under $100	31,873	917	3.85%	32,475	761	3.13%
Time deposits, $100 and over	113,694	3,865	4.55%	108,419	2,729	3.37%
Brokered time deposits	51,359	1,757	4.57%	34,849	983	3.77%
Notes payable to subsidiary grantor trusts	23,702	1,749	9.87%	23,702	1,724	9.72%
Securities sold under agreement to repurchase	16,266	333	2.74%	26,653	486	2.44%
Total interest bearing liabilities	749,847	$19,751	3.52%	734,619	$16,589	3.02%
Demand, noninterest bearing	234,943			227,588
Other liabilities	23,319			23,687
Total liabilities	1,008,109			985,894
Shareholders’ equity	142,377			117,048
Total liabilities and shareholders’ equity	$1,150,486			$1,102,942

Net interest income / margin		$37,905	4.92%		$37,631	5.03%

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

Volume and Rate Variances

	Three Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands )
Income from interest earning assets:
Loans, gross	$4,099	$(775)	$3,324
Securities	(259)	165	(94)
Interest bearing deposits in other financial institutions	1	(6)	(5)
Federal funds sold	322	(10)	312
Total interest income from interest earnings assets	$4,163	$(626)	$3,537

Expense on interest bearing liabilities:
Demand, interest bearing	$75	$5	$80
Savings and money market	895	410	1,305
Time deposits, under $100	23	40	63
Time deposits, $100 and over	410	397	807
Brokered time deposits	300	81	381
Notes payable to subsidiary grantor trusts	—	(2)	(2)
Securities sold under agreement to repurchase	(76)	12	(64)
Total interest expense on interest bearing liabilities	$1,627	$943	$2,570
Net interest income	$2,536	$(1,569)	$967

	Nine Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands )
Income from interest earning assets:
Loans, gross	$3,875	$(357)	$3,518
Securities	(855)	926	71
Interest bearing deposits in other financial institutions	4	4	8
Federal funds sold	(341)	180	(161)
Total interest income on interest earning assets	$2,683	$753	$3,436

Expense on interest bearing liabilities:
Demand, interest bearing	$(85)	$43	$(42)
Savings and money market	221	1,045	1,266
Time deposits, under $100	(18)	174	156
Time deposits, $100 and over	175	961	1,136
Brokered time deposits	566	208	774
Notes payable to subsidiary grantor trusts	—	25	25
Securities sold under agreement to repurchase	(213)	60	(153)
Total interest expense on interest bearing liabilities	$646	$2,516	$3,162
Net interest income	$2,037	$(1,763)	$274

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

The third quarter of 2007 net interest margin was 4.65%, down 46 basis points compared to 5.11% for the second quarter this year and 57 basis points from 5.22% in the third quarter a year ago. 2007 year-to-date, the net interest margin decreased 11 basis points to 4.92% from 5.03% for the first nine months of 2006.  The decrease in net interest margin was due to the higher yield on deposit accounts. As a result, the average interest rate on savings and money market deposits increased 43 basis points to 3.43% for the third quarter of 2007, from 3.00% for the second quarter of 2007.

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

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	September 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$60	$832	$(772)	-93%
Servicing income	546	412	134	33%
Increase in cash surrender value of life insurance	374	363	11	3%
Service charges and fees on deposit accounts	344	354	(10)	-3%
Other	315	338	(23)	-7%
Total noninterest income	$1,639	$2,299	$(660)	-29%

	For the Nine Months Ended		Increase (decrease)
	September 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$1,766	$2,500	$(734)	-29%
Gain on sale of Capital Group loan portfolio	$—	$671	(671)	-100%
Servicing income	1,596	1,321	275	21%
Increase in cash surrender value of life insurance	1,071	1,070	1	0%
Service charges and fees on deposit accounts	954	1,008	(54)	-5%
Other	1,028	880	148	17%
Total noninterest income	$6,415	$7,450	$(1,035)	-14%

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

There was a $671,000 nonrecurring gain on the sale of the Capital Group loan portfolio in the first quarter of 2006.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	September 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,840	$4,941	$899	18%
Occupancy	969	773	196	25%
Professional fees	751	442	309	70%
Advertising and promotion	206	206	—	0%
Data processing	252	156	96	62%
Client services	155	230	(75)	-33%
Low income housing investment losses and writedowns	233	257	(24)	-9%
Furniture and equipment	200	140	60	43%
Core deposit intangible amortization	167	—	167	N/A
Other	1,745	1,167	578	50%
Total noninterest expense	$10,518	$8,312	$2,206	27%

	For the Nine Months Ended		Increase (decrease)
	September 30,		2007 versus 2006
	2007	2006	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,413	$14,703	$710	5%
Occupancy	2,504	2,324	180	8%
Professional fees	1,489	1,289	200	16%
Advertising and promotion	808	763	45	6%
Data processing	653	498	155	31%
Client services	631	772	(141)	-18%
Low income housing investment losses and writedowns	588	734	(146)	-20%
Furniture and equipment	429	397	32	8%
Core deposit intangible amortization	185	—	185	N/A
Other	4,618	4,085	533	13%
Total noninterest expense	$27,318	$25,565	$1,753	7%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended September 30,
		Percent		Percent
	2007	of Total	2006	of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,840	56%	$4,941	59%
Occupancy	969	9%	773	9%
Professional fees	751	7%	442	5%
Advertising and promotion	206	2%	206	3%
Data processing	252	2%	156	2%
Client services	155	1%	230	3%
Low income housing investment losses and writedowns	233	2%	257	3%
Furniture and equipment	200	2%	140	2%
Core deposit intangible amortization	167	2%	—	0%
Other	1,745	17%	1,167	14%
Total noninterest expense	$10,518	100%	$8,312	100%

	For The Nine Months Ended September 30,
		Percent		Percent
	2007	of Total	2006	of Total
	(Dollars in thousands)
Salaries and employee benefits	$15,413	56%	$14,703	58%
Occupancy	2,504	9%	2,324	9%
Professional fees	1,489	6%	1,289	5%
Advertising and promotion	808	3%	763	3%
Data processing	653	2%	498	2%
Client services	631	2%	772	3%
Low income housing investment losses and writedowns	588	2%	734	3%
Furniture and equipment	429	2%	397	1%
Core deposit intangible amortization	185	1%	—	0%
Other	4,618	17%	4,085	16%
Total noninterest expense	$27,318	100%	$25,565	100%

The increase in compensation expense was primarily due to the acquisition of DVB and the Company hiring a number of experienced bankers during the third quarter of 2007. Third quarter one-time compensation expense for DVB employees who are no longer with the Company totaled $419,000 pre-tax.  Up front expenses associated with the hiring of new bankers for the East Bay expansion and SBA team totaled $467,000 in the third quarter of 2007.  The increase in occupancy, furniture and equipment was due to an opening new branch office in Walnut Creek during the third quarter of 2007, as well as the addition of the DVB offices.  The increase in professional fees and data processing fees in the third quarter of 2007 was due to the additional branches and customer accounts after the merger with DVB.  The Company also incurred amortization expense of $167,000 and $185,000 related to core deposit intangible from the DVB acquisition for the three and nine months ended September 30, 2007, respectively.

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

FINANCIAL CONDITION

As of September 30, 2007, total assets were $1.33 billion, compared to $1.06 billion as of September 30, 2006.   Total securities were $150 million as of September 30, 2007, a decrease of 14% from $174 million as of September 30, 2006.  The total loan portfolio was $955 million, an increase of $259 million or 37%, compared to September 30, 2006.  Total deposits were $1.10 billion as of September 30, 2007, compared to $876 million as of September 30, 2006.  The increase in loans, deposits, and assets was primarily due to the DVB acquisition.

Securities Portfolio

The following table reflects the fair values for each category of securities at the dates indicated:

Investment Portfolio

	September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$4,955	$5,942	$5,963
U.S. Government Agencies	46,146	62,345	59,396
Mortgage-Backed	84,506	87,548	90,186
Municipals - Taxable	499	—	—
Municipals - Tax Exempt	5,984	8,119	8,142
Collateralized Mortgage Obligations	8,026	9,769	8,611
Total available-for-sale securities	$150,116	$173,723	$172,298

The following table summarizes the amounts and distribution of the Company’s securities and the weighted average yields at September 30, 2007:

	September 30, 2007
	Maturity
			After One and Within Five Years		After Five and Within TenYears
	Within One Year						After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands )
Securities available-for-sale:
U.S. Treasury	$4,955	4.80%	$—	—	$—	—	$—	—	$4,955	4.80%
U.S. Government Agencies	34,753	4.95%	11,393	4.52%	—	—	—	—	46,146	4.84%
Mortgage Backed	—	—	1,799	2.96%	6,248	4.43%	76,460	4.54%	84,507	4.50%
Municipals - Taxable	499	3.43%	—	—	—	—	—	—	499	3.43%
Municipals - Tax Exempt	3,956	3.03%	2,028	3.34%	—	—	—	—	5,984	3.14%
Collateralized mortgage obligations	—	—	—	—	5,046	5.55%	2,979	4.84%	8,025	5.29%
Total available-for-sale securities	$44,163	4.75%	$15,220	4.18%	$11,294	4.93%	$79,439	4.55%	$150,116	4.60%

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

Gross loans (including loans held for sale) represented 72% of total assets at September 30, 2007, as compared to 69% at September 30, 2006.  The ratio of loans to deposits increased to 87% at September 30, 2007 from 79% at September 30, 2006.  Competition for loans continues to intensify within the Company’s markets.  To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structure loans.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	September 30,		September 30,		December 31,
	2007	% to Total	2006	% to Total	2006	% to Total
	(Dollars in thousands)
Commercial	$378,777	40%	$263,851	38%	$284,093	40%
Real estate - mortgage	325,327	34%	227,732	33%	239,041	34%
Real estate - land and construction	205,925	22%	160,137	23%	143,834	20%
Home equity	39,771	4%	41,784	6%	38,976	6%
Consumer	4,131	0%	1,387	0%	2,422	0%
Total loans	953,931	100%	694,891	100%	708,366	100%
Deferred loan costs	727		1,172		870
Allowance for loan losses	(11,472)		(9,379)		(9,279)
Loans, net	$943,186		$686,684		$699,957

Total loans (excluding loans held of sale) were $954 million at September 30, 2007, compared to $695 million at September 30, 2006.  The Company’s allowance for loan losses was $11.5 million, or 1.20% of total loans, at September 30, 2007, as compared to $9.3 million, or 1.35% of total loans, at September 30, 2006.  As of September 30, 2007 and 2006, the Company had $2.9 million and $3.0 million, respectively, in nonperforming loans.

The Company’s loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, services, and real estate, with the balance in land development and construction, home equity and consumer loans. The increase in the Company’s loan portfolio in the third quarter of 2007 from 2006 is primarily due to the merger with DVB adding $204 million to the Company’s loan portfolio at June 20, 2007. The Company does not have any concentrations by industry or group of industries in its loan portfolio; however, approximately 60% and 62% of its loans were secured by real property as of September 30, 2007 and 2006, respectively. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes loans that are partially guaranteed by either the SBA or the U.S. Department of Agriculture (collectively referred to as “SBA loans”).  Through June 30, 2007, SBA loans were classified as held for sale upon origination. In prior years and into the third quarter of 2007, the Company sold the guaranteed portion of these loans in the secondary market depending on market conditions. Once it is determined that they will be sold, these loans were classified as held for sale and carried at the lower of cost or market.  On the sale of the guaranteed portion of an SBA loan, the Company retained the servicing rights for the entire loan. Beginning in the third quarter of 2007, the Company changed its strategy regarding its SBA loan business. The Company is now retaining most new SBA production in lieu of selling the loans.  The Company had $20 million in SBA loans held for sale as of June 30, 2007, of which $2.5 million were sold in the third quarter of 2007 and the balance reclassified to the loan portfolio because the loans did not qualify for sale or did not have an acceptable premium for sale. As a result, the Company’s noninterest income was lower in the third quarter of 2007, compared to the third quarter of 2006.

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

Loan Maturities

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands )
Commercial	$315,843	$51,554	$11,380	$378,777
Real estate - mortgage	62,190	171,122	92,015	325,327
Real estate - land and construction	196,562	9,363	—	205,925
Home equity	33,148	130	6,493	39,771
Consumer	2,456	1,675	—	4,131
Total loans	$610,199	$233,844	$109,888	$953,931

Loans with variable interest rates	$591,216	$90,029	$1,557	$682,802
Loans with fixed interest rates	18,983	143,815	108,331	271,129
Total loans	$610,199	$233,844	$109,888	$953,931

Loan Servicing

As of September 30, 2007 and 2006, $190 million and $181 million, respectively, in SBA loans were serviced by the Company for others.

Activity for loan servicing rights was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning of period balance	$2,138	$2,161	$2,154	$2,171
Additions	42	314	575	912
Amortization	(234)	(365)	(783)	(973)
End of period balance	$1,946	$2,110	$1,946	$2,110

Loan servicing rights and I/O strips are included in accrued interest receivable and other assets on the balance sheet and are reported net of amortization. There was no valuation allowance for servicing rights as of September 30, 2007 and 2006, as the fair market value of the assets was greater than the carrying value.

Activity for I/O strip receivables was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Beginning of period balance	$3,750	$4,792	$4,537	$4,679
Additions	—	8	27	788
Amortization	(182)	(395)	(833)	(1,001)
Unrealized holding gain (loss)	74	(224)	(89)	(285)
End of period balance	$3,642	$4,181	$3,642	$4,181

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

The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated:

Nonperforming Assets

	September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Nonaccrual loans	$2,862	$2,083	$3,866
Loans 90 days past due and still accruing	18	879	451
Total nonperforming loans	2,880	2,962	4,317
Other real estate owned	487	—	—
Total nonperforming assets	$3,367	$2,962	$4,317

Nonperforming assets as a percentage of loans plus other real estate owned	0.35%	0.43%	0.61%

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

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	(As Restated, See Note #10)
	For the Nine Months Ended		For the Year Ended
	September 30,		December 31,
	2007	2006	2006
	(Dollars in thousands)
Balance, beginning of period / year	$9,279	$10,224	$10,224
Net recoveries (charge-offs)	804	(242)	(442)
Provision for loan losses	(736)	(603)	(503)
Allowance acquired in bank acquisition	2,125	—	—
Balance, end of period/ year	$11,472	$9,379	$9,279

RATIOS:
Net (recoveries) charge-offs to average loans outstanding *	-0.14%	0.05%	0.06%
Allowance for loan losses to total loans *	1.20%	1.35%	1.31%
Allowance for loan losses to nonperforming loans	398%	317%	215%

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

At September 30, 2007 and 2006, less than 1%, of deposits were from public sources and approximately 9% and 13% of deposits were from real estate exchange company, title company and escrow accounts, respectively.

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

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance.   The activity for some account and client types necessitates appropriate liquidity management practices by the Company to help ensure its ability to fund deposit withdrawals.

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

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds.  In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes.  The Company’s loan to deposit ratio increased to 87% at September 30, 2007 from 79% at September 30, 2006.

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
				Requirements
Capital ratios
Total risk-based capital	13.8%	18.2%	18.4%	8.00%
Tier 1 risk-based capital	12.7%	17.0%	17.3%	4.00%
Leverage (1)	11.2%	13.2%	13.6%	4.00%

 (1)        Leverage ratio equals to Tier 1 capital divided by quarterly average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC’s prompt corrective action authority as of September 30, 2007.

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

Presented below, as of September 30, 2007 and 2006, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	September 30, 2007				September 30, 2006
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$37,805	17.2%	19.39%	284	$34,859	21.0%	19.10%	331
0 bp	$—	—	16.54%	—	$—	—	15.80%	—
- 200 bp	$(56,407)	-25.7%	12.30%	(424)	$(50,121)	-30.2%	11.00%	(477)

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

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of September 30, 2007, the period covered by this report on Form 10-Q/A.

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