Form 10-K
period 2007-12-31
HERITAGE COMMERCE CORP
filed 2008-03-17
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer [ ]  Accelerated filer [X]  Non-accelerated filer [ ]    Smaller Reporting Company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock as of June 29, 2007 ($23.68 per share), as reported on the Nasdaq Global Select Market, was approximately $262 million.

      As of February 15, 2008, there were 12,785,944 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENTS INCORPORATED Definitive proxy statement for the Company's 2008 Annual Meeting of Shareholders to be filed within 120 days of the end of the fiscal year ended December 31, 2007	PARTS OF FORM 10-K INTO WHICH INCORPORATED Part III

HERITAGE COMMERCE CORP

INDEX TO
ANNUAL REPORT ON FORM 10-K
    FOR YEAR ENDED DECEMBER 31, 2007

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

GENERAL

Heritage Commerce Corp (the “Company”) is registered with the Board of Governors of the Federal Reserve System (“FRB”) as a Bank Holding Company under the Bank Holding Company Act (“BHCA”). The Company was organized in 1997 to be the holding company for Heritage Bank of Commerce.  Subsequent to 1997, the Company became the holding company for Heritage Bank East Bay (“HBEB”), Heritage Bank South Valley (“HBSV”), and Bank of Los Altos (“BLA”).  On January 1, 2003, HBEB, HBSV, and BLA were merged into Heritage Bank of Commerce (”HBC”).

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

In June 2007, the Company acquired Diablo Valley Bank.  The transaction was valued at approximately $65,400,000, including payments for cancellation of options for Diablo Valley Bank common stock.  Diablo Valley Bank shareholders received a per share consideration of $23.00. Accordingly, the Company paid approximately $24,000,000 in cash and issued 1,732,298 shares of the Company’s common stock in exchange for all outstanding Diablo Valley Bank shares and stock options.  Prior to closing, Diablo Valley Bank redeemed all of its outstanding Series A Preferred Stock for an aggregate of approximately $6,700,000 in cash (including dividend payments).  Two members of the Diablo Valley Bank board of directors, John J. Hounslow and Mark E. Lefanowicz joined the Company’s Board of Directors and James Mayer, President/Diablo Valley Banking Region, joined the Company as Executive Vice President/East Bay Division.

The Company’s principal source of income is dividends from HBC.  The expenditures of the Company, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs will generally be paid from dividends paid to the Company by HBC.

At December 31, 2007, the Company had consolidated assets of $1.35 billion, deposits of $1.06 billion and shareholders’ equity of $165 million.  The Company’s liabilities include $24 million in debt obligations due to the Subsidiary Trusts related to capital trust pass-through securities issued by those entities.

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

References herein to the “Company” include the Company and its consolidated subsidiary, unless the context indicates otherwise.

Heritage Bank of Commerce

Heritage Bank of Commerce (“HBC”) is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in January 1994.  HBC is a multi-community independent bank that offers a full range of banking services to small to medium sized businesses and their owners, managers and employees residing in Santa Clara, Alameda, San Mateo, and Contra Costa counties in California.  We operate eleven full service branch offices throughout this geographic footprint.  The locations of HBC’s current offices are:

San Jose:	Administrative Office Main Branch 150 Almaden Boulevard

Los Gatos:	Branch Office 15575 Los Gatos Boulevard

Fremont:	Branch Office 3077 Stevenson Boulevard

Danville:	Branch Office 310 Hartz Avenue

Morgan Hill:	Branch Office 18625 Sutter Boulevard

Gilroy:	Branch Office 7598 Monterey Street

Los Altos:	Branch Office 369 S. San Antonio Road

Los Altos:	Branch Office 4546 El Camino Real

Mountain View:	Branch Office 175 E. El Camino Real

Pleasanton:	Branch Office 300 Main Street

Walnut Creek:	Branch Office 101 Ygnacio Valley Road Ste #100

HBC’s gross loan balances at the end of 2007 totaled $1.04 billion. HBC’s lending activities are diversified and include commercial, real estate, construction loans, and consumer loans. HBC’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating or fixed interest rates, with monthly payments of both principal and interest. HBC’s commercial loans are centered in locally-oriented commercial activities in markets where HBC has a physical presence through its branch offices and loan production offices.

HBC’s real estate term loans consist primarily of loans made based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. HBC generally restricts real estate term loans to no more than 80% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. HBC offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and ten years (with amortization ranging from fifteen to thirty years and a balloon payment due at maturity).

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

As of December 31, 2007, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial 40% (including SBA loans), (ii) real estate secured loans 35%, (iii) construction loans 21%, and (iv) consumer (including home equity) 4%.  While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

In addition to loans, we offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts.  We attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing, and convenient locations.  At December 31, 2007, we had 15,800 deposit accounts totaling approximately $1.06 billion, including brokered deposits, compared to 13,000 deposit accounts totaling approximately $847 million as of December 31, 2006.

We offer a variety of other products and services to complement our lending and deposit services. These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, on-line banking, and other customary banking services. We currently operate ATMs at six different locations.  In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and promote a high level of customer service.  HBC does not have a trust department.

Correspondent Banks

Correspondent bank deposit accounts are maintained to enable the Company to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Company or volume of activity. The Company has utilized several correspondent banks to process a variety of transactions.

COMPETITION

The banking and financial services business in California generally, and in the Company’s market areas specifically, is highly competitive. The industry continues to consolidate and unregulated competitors have entered banking markets with products targeted at highly profitable customer segments.  Many larger unregulated competitors are able to compete across geographic boundaries, and provide customers with meaningful alternatives to most significant banking services and products.  These consolidation trends are likely to continue.  The increasingly competitive environment is a result primarily of changes in regulation, changes in technology and product delivery systems, and the consolidation among financial service providers.

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint.  For the combined Santa Clara, Alameda and Contra Costa county region, the three counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 159 offices that control a combined 39% of deposit market share based on June 30, 2007 FDIC market share data.  HBC ranks thirteenth with 1.59% share of total deposits.  These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand.  They can also offer certain services that we do not offer directly but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do.

In addition to other large regional banks and local community banks, our competitors include savings institutions, securities and brokerage companies, mortgage companies, credit unions, finance companies and money market funds.  In recent years, we have also witnessed increased competition from specialized companies that offer wholesale finance, credit card, and other consumer finance services, as well as services that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, or other means.  Technological innovations have lowered traditional barriers of entry and enabled many of these companies to compete in financial services markets.  Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products.  In addition, many customers now expect a choice of delivery channels, including telephone, mail, personal computer, ATMs, self-service branches, and/or in-store branches.  Competitors offering such products include traditional banks and savings associations, credit unions, brokerage firms, asset management groups, finance and insurance companies, internet-based companies, and mortgage banking firms.

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to customers.  Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues.  Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990’s, which permit banking organizations to expand into other states.  The relatively large and expanding California market has been particularly attractive to out-of-state institutions.  The Financial Modernization Act, effective March 11, 2000 (see “- Regulation and Supervision – Financial Modernization Act”), has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.

In order to compete with the other financial service providers, the Company principally relies upon community-oriented, personalized service, local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers’ needs. In those instances where the Company is unable to accommodate a customer’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks. See Item 1 - “BUSINESS - Supervision and Regulation.”

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

The Company

General.  The Company’s stock is traded on the NASDAQ Global Select Market, and as such the Company is subject to the rules and regulations of The NASDAQ Stock Market, including those related to corporate governance.  The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”).  The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s common stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.  As a publicly traded company which had more than $75 million in public float as of June 30, 2007, the Company is classified as an “accelerated filer.”  In addition to accelerated time frames for filing SEC periodic reports, this also means that the Company is subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 regarding documenting, testing, and attesting to internal controls over financial reporting.

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

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks.  It is the Federal Reserve Bank’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity.  Bank holding companies should also maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting their subsidiary bank.

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

Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank has generally been permitted to merge with a bank in another state without the need to obtain explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting-out” (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding companies if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.  A bank may establish and operate de novo branches in any state in which the bank does not already maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

In 1995 California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by Interstate Banking Act and California laws have increased competition in the environment in which the Company operates to the extent that out-of-state financial institutions directly or indirectly enter the Company’s market areas.  It appears that the Interstate Banking Act has contributed to accelerated consolidation within the banking industry.

Capital Adequacy.  Bank holding companies must maintain minimum levels of capital under the FRB’s risk-based capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The FRB’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “SUPERVISION AND REGULATION — Heritage Bank of Commerce — Regulatory Capital Guidelines,” assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk assets.  Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk assets and on total assets, without regard to risk weights.

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

The Gramm-Leach-Bliley Act of 1999.  On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility to structure such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.

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

SOX’s provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including the Company (collectively, “public companies”).  In addition to SEC rulemaking to implement SOX, The NASDAQ Stock Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.  The principal provisions of SOX provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by the chief executive officer and the chief financial officer in the twelve month period following initial publication of any financial statements that later require restatement due to material noncompliance of financial accounting reporting requirements as a result of misconduct; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the SEC) and if not, discuss why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to an issuer’s disclosure controls and procedures and internal controls over financial reporting.

The Company has incurred, and expects to continue to incur, significant time and expense in connection with its compliance with Section 404 of SOX, which requires management to undertake an annual assessment of the adequacy and effectiveness of the Company’s internal control over financial reporting and requires the Company’s auditors to express an opinion on the effectiveness of internal control over financial reporting.

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

The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or “spread” between the yield on its interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities.  As a result, the Bank’s performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board.  The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by means of open-market operations in United States Government securities, adjusting the required level of reserves for financial institutions subject to its reserve requirements, and varying the discount rate applicable to borrowings by banks that are members of the Federal Reserve System.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits.  The nature and impact of any future changes in monetary policies cannot be predicted.

Regulatory Capital Guidelines.  The federal banking agencies have established minimum capital standards known as risk-based capital guidelines.  These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations.  The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items.  The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items.  A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%.  The following table sets forth the regulatory capital guidelines and the actual capitalization levels for HBC and the Company as of December 31, 2007:

	Adequately Capitalized	Well Capitalized	HBC	Company (consolidated)
	(greater than or equal to)
Total risked-based capital	8.00%	10.00%	11.76%	12.52%
Tier 1 risk-based capital ratio	4.00%	6.00%	10.74%	11.50%
Tier 1 leverage capital ratio	4.00%	5.00%	10.37%	11.05%

As of December 31, 2007, management believes that the Company’s capital levels met all minimum regulatory requirements and that HBC was considered “well capitalized” under the regulatory framework for prompt corrective action.

To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued $23.7 million of trust preferred securities.  These securities are currently included in our Tier I capital for purposes of determining the Company’s Tier I and total risk-based capital ratios. The FRB has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier I capital.  At that time, the Company will be allowed to include in Tier I capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity, less accumulated other comprehensive income and goodwill and other intanigble assets, net of any related deferred income tax liability.  The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier I capital to 25% of the sum of core capital elements without a deduction for goodwill.  Management has determined that the Company’s Tier I capital ratios would remain above the “well-capitalized” level had the modification of the capital regulations been in effect at December 31, 2007.  Management expects that the Company’s Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

Safety and Soundness Standards. The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure.  In general, the standards are designated to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  In an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

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

Other Consumer Protection Laws and Regulations. The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations.  Banks have been advised to carefully monitor compliance with various consumer protection laws and regulations.  The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact.  In addition to CRA and fair lending requirements, HBC is subject to numerous other federal consumer protection statutes and regulations.  Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, HBC may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Environmental Regulation. Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC.  Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC’s primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire.  Based on a general survey of HBC’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2007.

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

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, HBC and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the California legislature and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company or HBC to increased regulation, disclosure and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or HBC would be affected.

EMPLOYEES

At December 31, 2007, the Company had 225 full-time equivalent employees. The Company’s employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

Our allowance for loan losses must be managed to provide a sufficient amount to absorb probable incurred losses in our loan portfolio.  We maintain our allowance for loan losses at a level considered adequate by management to absorb probable incurred loan losses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2007, our allowance for loan losses as a percentage of total loans was 1.18%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses on existing loans, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our allowance may adversely affect our business, financial condition and results of operations. Additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of the allowance is located in the “Management’s Discussion and Analysis of Financial Condition and Operations” section included under Item 7 of Part II of this Form 10-K.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.   The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us.  On an outsourced basis, we engage auditors to conduct extensive auditing and testing for any weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third-party service providers and auditors, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse affect on our financial condition and results of operations.

Our loan portfolio has a large concentration of real estate loans, which involve risks specific to real estate value.  Real estate lending (including commercial and construction) is a large portion of our loan portfolio; however, it is within recently established regulatory guidelines based on a percentage of Tier 2 Capital.  These categories constitute $621 million, or approximately 60% of our total loan portfolio as of December 31, 2007. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Although a significant portion of such loans is secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Commercial and residential properties have recently experienced a decrease in market value. Commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.  If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.    At December 31, 2007, residential construction loans, including land acquisition and development, totaled $216 million or 21%, of our total loan portfolio.  Of  the $216 million, $157 million was construction loans comprised of $92 million residential and $65 million commercial. The other $59 million of construction loans represent land loans consisting of $46 million residential and $13 million commercial. Construction, land acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. This process has become more difficult as commercial and residential properties have recently experienced decreases in market value. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Acquisition risks.  We have in the past and may in the future seek to grow our business by acquiring other businesses.  We cannot predict the frequency, size or timing of our acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement.  There can be no assurance that our acquisitions will have the anticipated positive results, including results related to:  the total cost of integration; the time required to complete the integration; the amount of longer-term cost savings; continued growth; or the overall performance of the acquired company or combined entity.  Integration of an acquired business can be complex and costly.  If we are not able to integrate successfully past or future acquisitions, there is a risk that results of operations could be adversely affected.

Impairment of goodwill or amortizable intangible assets associated with acquisitions would result in a charge to earnings. Goodwill is evaluated for impairment at least annually, and amortizable intangible assets are evaluated for impairment annually or when events or circumstances indicate that the carrying value of those assets may not be recoverable.  We may be required to record a charge to the earnings during the period in which any impairment of goodwill or intangibles is determined.

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

The main and executive offices of the Company and Heritage Bank of Commerce are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 387 Diablo Road in Danville, California 94526, at 3077 Stevenson Boulevard in Fremont, California 94538, at 300 Main Street in Pleasanton, California 94566, at 101 Ygnacio Valley Road in Walnut Creek, California 94596, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 4546 El Camino Real in Los Altos, California 94022, at 369 S. San Antonio Road in Los Altos, California 94022, and at 175 E. El Camino Real in Mountain View, California 94040.

Main Offices

The main offices of Heritage Bank of Commerce are located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen-story Class-A type office building. The first two floors, which consist of approximately 22,417 square feet, were subleased from a non-affiliated third party under a lease dated February 12, 1996, as amended. The third floor, which consists of approximately 12,824 square feet, was acquired directly under a lease dated April 13, 2000, as amended. The current monthly rent payment for the third floor is $28,726 and is subject to annual increases of 3% until August 1, 2009, when the monthly rent payment will become fixed at $53,861 until the lease expires on May 31, 2015. The current monthly rent payment for the first two floors is $42,592 until the sublease expires on February 28, 2010; however, after the sublease expires, the first two floors will become part of the direct lease for the third floor, subject to all of the terms and conditions therein, except that the monthly rent will be based on the then prevailing market rate to be determined no later than January 15, 2010. The Company has reserved the right to extend the term of the direct lease for two additional periods of five years each.

In January of 1997, the Company leased approximately 1,255 square feet (referred to as the “Kiosk”) located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment is $2,811 and is subject to annual increases of 3% until August 1, 2009 when the monthly rent payment will then become fixed at $5,271 until the lease expires on May 31, 2015. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

Branch Offices

In March of 1999, the Company leased approximately 7,260 square feet in a one-story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $11,944 and is subject to adjustment every 36 months, based on the Consumer Price Index of the Labor of Statistics as defined in the lease agreement, until the lease expires on October 31, 2014.

In October of 2000, as part of a merger the Company assumed a lease for approximately 7,889 square feet in a two-story multi-tenant shopping center located at 4546 El Camino Real in Los Altos, California. In October of 2001, the lease was amended to return 795 square feet, leaving 7,094 square feet remaining under the lease. The current monthly rent payment is $16,550 until the lease expires on September 30, 2008.

In October of 2000, as part of a merger the Company assumed a lease for approximately 3,471 square feet in a one-story stand-alone office building located at 369 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $17,291 until the lease expires on September 30, 2008. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In December of 2003, the Company leased approximately 1,920 square feet in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $4,930 until the lease expires on November 30, 2008. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In May of 2006, the Company leased approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $4,509 and is subject to annual increases of 2% until the lease expires on September 30, 2016. However, as provided for in the lease, the monthly rent payment has been waived until January of 2009 in exchange for a tenant improvement allowance equal to the amount that would have been paid during the free rent period. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In April of 2007, the Company leased approximately 3,850 square feet in a four-story multi-tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $12,705 and is subject to annual increases of 3% until the lease expires on August 15, 2014. The Company has reserved the right to extend the term of the lease for an additional five years.

In June of 2007, as part of the acquisition of Diablo Valley Bank the Company took ownership of an 8,300 square foot one-story commercial building, including the land, located at 387 Diablo Road in Danville, California. The Company also assumed a lease for approximately 4,096 square feet in a stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $14,983 and is subject to annual increases of 3% until the lease expires on October 31, 2010. The Company has reserved the right to extend the term of the lease for one additional period of seven years.

In August of 2007, the Company extended its lease for approximately 6,590 square feet in a stand-alone office building located at 3077 Stevenson Boulevard in Fremont, California. The current monthly rent payment is $13,180 and is subject to annual increases of 3% until the lease expires on February 28, 2013. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In February 2008, the Company extended its lease for approximately 4,840 square feet in a multi-tenant shopping center located at 175 E. El Camino Real in Mountain View, California. The current monthly rent payment is $13,986 and is subject to annual increases based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on May 30, 2013; however, the Company has reserved the right to extend the term of the lease for one additional period of five years.

Loan Production Offices

In October of 2007, the Company lease approximately 250 square feet of office space for a loan production office located at 740 Fourth Street in Santa Rosa, California 95404. The current monthly rent payment is $1,250 until the lease expires on October 7, 2008.

In November of 2007, the Company lease approximately 243 square feet of office space for a loan production office located at 1440 Broadway in Oakland, California 94612. The current monthly rent payment is $535 until the lease expires on November 18, 2008.

In January of 2008, the Company extended its lease for approximately 225 square feet of office space for a loan production office located at 8788 Elk Grove Boulevard in Elk Grove, California 95624. The current monthly rent payment for this space is $702 until the lease expires on January 31, 2009. The Company has reserved the right to extend the term of the lease for one additional period of one year.

In February of 2008, the Company renewed its lease for a loan production office located at 264 Clovis Avenue in Clovis, California 93612. The lease covers approximately 140 square feet of office space and expires on March 31, 2009. The current monthly rent payment for this space is $500.

For additional information on operating leases and rent expense, refer to Footnote 11 to the Consolidated Financial Statements following “Item 15 – Exhibits and Financial Statement Schedules.”

ITEM 3 - LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities.  Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “HTBK.”  Management is aware of the following securities dealers which make a market in the Company’s common stock:  Citigroup Global Markets Holdings Inc., Keefe, Brunette & Woods, Inc., Knight Equity Markets, L.P., Merrill Lynch, Morgan Stanley & Company, Inc., RBC Dain Rauscher Inc., UBS Capital Markets, Goldman Sachs & Co., Citadel Derivatives Markets, Howe Barnes Hoefer & Arnett, and E-Trade Capital Markets.  These market makers have committed to make a market for the Company’s common stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future.

The information in the following table for 2007 and 2006 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market.
			Dividends Paid
Quarter	High	Low	Per Share
Year ended December 31, 2007:
Fourth quarter	$21.97	$15.45	$0.08
Third quarter	$24.47	$18.55	$0.06
Second quarter	$25.54	$21.72	$0.06
First quarter	$27.34	$24.68	$0.06

Year ended December 31, 2006:
Fourth quarter	$27.25	$22.61	$0.05
Third quarter	$24.95	$22.55	$0.05
Second quarter	$25.16	$22.30	$0.05
First quarter	$25.00	$21.08	$0.05

As of February 15, 2008, there were approximately 2,500 holders of record of common stock.  There are no other classes of common equity outstanding.

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

The Company declared a $0.08 per share quarterly cash dividend on January 30, 2008.  The dividend will be paid on March 19, 2008, to shareholders of record on February 27, 2008.

The Company paid cash dividends totaling $3.25 million, or $0.26 per share in 2007 representing 23% of 2007 earnings. The Company’s general dividend policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to our growth capacity. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

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

For regulatory restrictions on payment of dividends by the Company, see Item 1- “BUSINESS - Regulation and Supervision – The Company - Limitations on Dividends Payments.”

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2002 to December 31, 2007, to the performance of several specific industry indices. The performance of the S&P 500 index, Nasdaq Stock Index and Nasdaq Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

Heritage Commerce Corp *
S&P 500 *
NASDAQ - Total US*
NASDAQ Bank Index*
Index Value
350
300
250
200
150
100
50
0
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07

The following chart compares the stock performance of the Company from December 31, 2002 to December 31, 2007, to the performance of several specific industry indices. The performance of the S&P 500 index, Nasdaq Stock Index and Nasdaq Bank Stocks were used as comparisons to the Company’s stock performance.
		Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Heritage Commerce Corp *	100	142	220	249	308	213
S&P 500 *	100	126	138	142	161	167
NASDAQ - Total US*	100	150	163	165	181	199
NASDAQ Bank Index*	100	130	144	138	153	119

* Source:  SNL Financial Bank Information Group – (434) 977-1600

Stock Repurchase Program

In July 2007, the Company’s Board of Directors authorized the purchase of up to $30 million of its common stock, which represents approximately 1.48 million shares, or 11%, of its outstanding shares at the current market price on the date of authorization.  The share repurchase authorization is valid through July, 2009. The Company intends to continue to finance the repurchase of shares using its available cash.  Shares may be repurchased by the Company in open market purchases or in privately negotiated transactions as permitted under applicable rules and regulations.  The repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice.  The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

The following table provides information concerning the Company’s repurchase of its common stock during the fourth quarter of 2007, which were all executed in accordance with SEC Rule 10b-18 in 2007.

	October	November	December
Total Shares Purchased	-	196,216	162,274
Average Per Share Price	$-	$16.57	$18.02
Number of Shares as Part of Announced Plan or Program	-	196,216	162,274
Maximum Amount Remaining for Purchase Under Plan or Program	$24,021,440	$20,769,336	$17,844,363

Securities Authorized for Issuance Under Equity Compensation Plan

The information concerning our equity compensation plans is incorporated by reference herein to the section of the proxy statement entitled “Equity Compensation and Plan Information.”

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share amounts and ratios)	2007	2006	2005	2004	2003
INCOME STATEMENT DATA:
Interest income	$78,712	$72,957	$63,756	$50,685	$46,447
Interest expense	27,012	22,525	15,907	9,648	10,003
Net interest income before provision for loan losses	51,700	50,432	47,849	41,037	36,444
Provision for loan losses	(11)	(503)	313	666	2,900
Net interest income after provision for loan losses	51,711	50,935	47,536	40,371	33,544
Noninterest income	8,052	9,840	9,423	10,544	10,812
Noninterest expense	37,530	34,268	35,233	39,238	33,084
Income before income taxes	22,233	26,507	21,726	11,677	11,272
Income tax expense	8,137	9,237	7,280	3,199	3,496
Net income	$14,096	$17,270	$14,446	$8,478	$7,776

PER SHARE DATA:
Basic net income (1)	$1.14	$1.47	$1.22	$0.73	$0.69
Diluted net income (2)	$1.12	$1.44	$1.19	$0.71	$0.67
Book value (3)	$12.90	$10.54	$9.45	$8.45	$7.86
Tangible book value per share	$9.20	$10.54	$9.45	$8.45	$7.86
Weighted average number of shares outstanding - basic	12,398,270	11,725,671	11,795,635	11,559,155	11,221,232
Weighted average number of shares outstanding - diluted	12,536,740	11,956,433	12,107,230	11,986,856	11,572,588
Shares outstanding at period end	12,774,926	11,656,943	11,807,649	11,669,837	11,381,037

BALANCE SHEET DATA:
Securities	$135,402	$172,298	$198,495	$232,809	$153,473
Net loans	$1,024,247	$699,957	$669,901	$708,611	$636,221
Allowance for loan losses	$12,218	$9,279	$10,224	$12,497	$13,451
Goodwill and other intangible assets	$48,153	$-	$-	$-	$-
Total assets	$1,347,472	$1,037,138	$1,130,509	$1,108,173	$1,005,982
Total deposits	$1,064,226	$846,593	$939,759	$918,535	$835,410
Securities sold under agreement to repurchase	$10,900	$21,800	$32,700	$47,800	$43,600
Short-term borrowings	$60,000	$-	$-	$-	$-
Notes payable to subsidiary grantor trusts	$23,702	$23,702	$23,702	$23,702	$23,702
Total shareholders' equity	$164,824	$122,820	$111,617	$98,579	$89,485

SELECTED PERFORMANCE RATIOS: (4)
Return on average assets	1.18%	1.57%	1.27%	0.80%	0.81%
Return on average tangible assets	1.21%	1.57%	1.27%	0.80%	0.81%
Return on average equity	9.47%	14.62%	13.73%	9.04%	9.04%
Return on average tangible equity	11.43%	14.62%	13.73%	9.04%	9.04%
Net interest margin	4.86%	5.06%	4.58%	4.22%	4.15%
Efficiency ratio	62.81%	56.86%	61.52%	76.07%	70.01%
Average net loans (excludes loans held for sale)
as a percentage of average deposits	84.06%	77.61%	73.55%	77.11%	77.21%
Average total shareholders' equity as a
percentage of average total assets	12.47%	10.75%	9.25%	8.80%	8.95%

SELECTED ASSET QUALITY RATIOS:
Net loan charge-offs (recoveries) to average loans	(0.10)%	0.06%	0.28%	0.19%	0.41%
Allowance for loan losses to total loans	1.18%	1.31%	1.51%	1.73%	2.03%

CAPITAL RATIOS:
Tier 1 risk-based	11.5%	17.3%	14.2%	13.0%	13.3%
Total risk-based	12.5%	18.4%	15.3%	14.3%	14.5%
Leverage	11.1%	13.6%	11.6%	10.9%	11.1%

Notes:

1)	Represents net income divided by the average number of shares of common stock outstanding for the respective period.

2)	Represents net income divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

3)	Represents shareholders’ equity divided by the number of shares of common stock outstanding at the end of the period indicated.

4)	Average balances used in this table and throughout this Annual Report are based on daily averages.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Summary

This summary is intended to identify the most important matters on which management focuses when it evaluates the financial condition and performance of the Company.  When evaluating financial condition and performance, management looks at certain key metrics and measures.  The Company’s evaluation includes comparisons with peer group financial institutions and with its own performance objectives established in the internal planning process.

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

Performance Overview

Net income in 2007 was $14.1 million, a decrease of $3.2 million, or 18%, compared to $17.3 million in 2006.  Net income in 2006 was $2.8 million higher than 2005 net income of $14.4 million.  Net income per diluted share was $1.12 for 2007, as compared to $1.44 during 2006 and $1.19 in 2005.  The Company’s Return on Average Assets was 1.18% and Return on Average Equity was 9.47% in 2007, as compared to 1.57% and 14.62%, respectively for 2006, and 1.27% and 13.73%, respectively in 2005. The Company’s return on average tangible assets and return on average tangible equity were 1.21% and 11.43%, respectively, for 2007, compared to 1.57% and 14.62%, respectively, for 2006, and 1.27% and 13.73%, respectively, for 2005.

The following are major factors impacting the Company’s results of operations in recent years:

•
Net interest income increased by $1.3 million, or 3%, in 2007, and by $3.4 million, or 7%, in 2006.  The growth in 2007 was largely driven by an increase in average interest earning assets and the growth in 2006 was largely driven by an increased rate on earning assets.

•
Noninterest income decreased by 18% in 2007 from 2006. The Company’s changed its strategy regarding its SBA loan business.  The Company is now retaining most of its SBA production in lieu of selling loans.  The Company’s noninterest income declined in 2007 as a result of the change in strategy.

•
The efficiency ratio was 62.81% in 2007, compared to 56.86% in 2006 and 61.52% in 2005.  The higher efficiency ratio in 2007 reflects the additional senior level bankers and a new SBA team the Company hired during 2007 and costs associated with the acquisition of Diablo Valley Bank.

•
Noninterest expense increased to $37.5 million in 2007, compared to $34.3 million in 2006 and $35.2 million in 2005.  Charges relative to the Diablo Valley Bank acquisition accounted for $1.3 million of the increase, including $352,000 for intangible asset amortization, $400,000 of consulting agreement expense, $40,000 of non-compete agreement expense, and compensation expense of $461,000 for employees who are no longer with the Company. Compensation expense increased 9% in 2007 compared to a year ago.  The increase in compensation expense was primarily due to the merger with Diablo Valley Bank, the addition of senior level bankers and hiring of a new SBA team during 2007. Up front costs associated with the hiring of new bankers for the East Bay expansion and SBA team totaled $970,000 in 2007.

•
A credit provision for loan losses of $11,000 was recorded in 2007, compared to a credit provision of $503,000 in 2006 and a provision of $313,000 in 2005.  This is the result of a general improvement in credit quality and recoveries in 2007 of loans previously charged off.

The following are important factors in understanding our current financial condition and liquidity position:

•	Total assets increased $310 million, or 30%, to $1.35 billion at the end of 2007 from $1.04 billion at the end of 2006. The increase in 2007 was primarily due to the acquisition of Diablo Valley Bank.

•
Total loans increased $327 million, or 46%, to $1.04 billion at the end of 2007.  Total loans were $709 million at the end of 2006. The increase in 2007 was primarily due to the acquisition of Diablo Valley Bank and the addition of several experienced loan producers hired in the fourth quarter.

•
Nonperforming assets remained at nominal levels.  Nonperforming assets were $4.5 million, or 0.34% of total assets, at December 31, 2007, compared to $4.3 million, or 0.42% of total assets, at December 31, 2006, and $3.7 million, or 0.32% of total assets, at December 31, 2005. Approximately $2.4 million of the nonperforming loans at year end of 2007 were acquired in the acquisition of Diablo Valley Bank.

•
Total deposits increased $218 million, or 26%, to $1.06 billion at the end of 2007 from $847 million at the end of 2006.  The increase in 2007 was primarily due to the acquisition of Diablo Valley Bank.

Deposits

Growth in deposits is an important metric management uses to measure market share.  The Company’s depositors are predominately located in its primary market area.  Depending on loan demand and other funding requirements, the Company will occasionally obtain deposits from wholesale sources including deposit brokers.  The Company had $40 million in brokered deposits at December 31, 2007.  The Company also seeks deposits from title insurance companies and real estate exchange facilitators.  The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations. The Company’s acquisition of Diablo Valley Bank during 2007 resulted a significant growth in deposits and expanded the Company’s market area.

Lending

Our lending business originates primarily through our branch offices located in our primary market.  The economy in our primary service area continued to stabilize in 2007.  Commercial loans increased from December 31, 2006 due to increased marketing focus and the acquisition of Diablo Valley Bank.  Commercial real estate mortgage loans slightly increased from December 31, 2006 primarily due to general improvements in commercial income property markets and the Diablo Valley Bank acquisition.  We will continue to use and improve existing products to expand market share at current locations, including our new branch in Walnut Creek, California that opened in 2007.

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

Because of its focus on commercial lending to closely held businesses, the Company will continue to have a high percentage of floating rate loans and other assets.  Given the current volume, mix and repricing characteristics of our interest-bearing liabilities and interest-earning assets, we believe our interest rate spread is expected to increase in a rising rate environment, and decrease in a declining interest rate scenario.

During the fourth quarter of 2007, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 50 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company’s loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represent the Company’s primary funding source, these deposits tend to reprice more slowly than floating rate loans. The Federal Reserve reduced short-term interest rates by another 125 points in January 2008. Reductions in short-term interest rates can be expected to negatively affect the Company’s net interest margin and net interest income, at least in the near term.

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk.  Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities.  This is discussed in more detail under Liquidity and Asset/Liability Management.

Management of Credit Risk

Because of its focus on business banking, loans to single borrowing entities are often larger than would be found in a more consumer oriented bank with many smaller, more homogenous loans.  The average size of its relationships makes the Company more susceptible to larger losses.  As a result of this concentration of larger risks, the Company has maintained an allowance for loan losses which is substantially higher than would be indicated by its actual historic loss experience.  The Company had a reverse provision for loan losses each of the last two years because of a general improvement in credit quality and net recoveries in 2007 of loans previously charged off. A complete discussion of the management of credit risk appears under Provision for Loan Losses and Allowance for Loan Losses.

Noninterest Income

While net interest income remains the largest single component of total revenues, noninterest income is an important component.  Prior to the third quarter of 2007, a significant percentage of the Company’s noninterest income was associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold in the secondary market with servicing rights retained.  However, beginning in the third quarter of 2007, the Company started retaining new SBA loans in lieu of selling.  As a result, the Company’s noninterest income declined in 2007 compared to 2006. SBA loan activity includes the origination, sale, and servicing of loans guaranteed by the U.S. Department of Agriculture. Noninterest income associated with SBA activity increased each year from 2003 through 2006.

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance.  Prior to 2007 the Company had undertaken several initiatives to reduce its noninterest expense and improve its efficiency, including a reduction in staff and the consolidation of operations under the common Heritage Bank brand and restructuring each department.  In 2007, however, the Company’s efficiency ratio was significantly impacted by the acquisition of Diablo Valley Bank, the hiring of additional experienced bankers and a new SBA team. Management monitors progress in reducing expense through the review of the Company’s efficiency ratio.  The Company’s efficiency ratio was 62.81% in 2007 compared with 56.86% in 2006, and 61.52% in 2005.

In the fourth quarter of 2005, the Company recognized additional expenses of $1.05 million, representing the present value of term insurance for participants in the Company’s Supplemental Executive Retirement Plan, substantially all of whom have split dollar life insurance agreements with the Company.  Typically, under the split dollar life insurance agreements, the insureds’ beneficiary receives 80% of the excess of the death benefit over the cash surrender value of the policy.  This accounting adjustment was undertaken after the Company’s review of split dollar life insurance agreements and recognition that the Company has contractually agreed with each participant to provide a benefit.  This charge reflected the term insurance cost for all insureds.

Beginning in 2008, the Company will be impacted by the FASB Emerging Issues Task Force Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  With its existing split dollar life insurance agreements, the Company has contractually agreed with each participant to provide life insurance on an ongoing basis. Therefore, the Company would have to obtain term insurance for the remainder of the participant’s life, or a comparable death benefit if the respective life insurance policy were ever terminated. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or on the future death benefit depending on the contractual terms of the underlying agreement.

In September 2006, FASB issued Statement 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132 (R). Adoption of Statement 158 did not affect the Company’s financial statements since the Company’s supplemental retirement plan has no assets and the liability for benefits is measured as of December 31 and recorded on the Company’s balance sheet.

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well capitalized” at December 31, 2007.  As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.  As a part of this process, the Company determined in the second quarter of 2004 that its capital levels were higher than necessary.  To adjust capital to levels consistent with its view of current market conditions, the Company commenced a stock repurchase plan of $10 million in June 2004.  This repurchase program was completed at the end of third quarter of 2005.  On February 7, 2006, the Board of Directors authorized the repurchase of up to an additional $10 million of common stock through June 30, 2007.  This repurchase program was completed at the end of second quarter of 2007.  On July, 2007, the Board of Directors authorized to purchase up to $30 million of common stock through July, 2009.

In 2006, the Company initiated the payment of quarterly cash dividends.  The Company paid cash dividends totaling $3.25 million, or $0.26 per share in 2007, representing 23% of 2007 earnings.  The Company’s general policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our financial condition and are not overly restrictive to our growth capacity.  On January 30, 2008, the Company declared an $0.08 per share quarterly cash dividend.  The dividend will be paid on March 19, 2008, to shareholders of record on February 27, 2008.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities.  The second is non-interest income, which primarily consists of loan servicing fees, customer service charges and fees, and increase in cash surrender value of life insurance.  The majority of the Company’s non-interest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

In 2007, net interest income was $51.7 million, an increase of 3% compared to $50.4 million in 2006.  The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following Distribution, Rate and Yield table presents for each of the past three years, the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	Year Ended December 31,
	2007			2006			2005
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
(Dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:
Loans, gross (1)	$844,928	$68,405	8.10%	$738,297	$61,859	8.38%	$762,328	$54,643	7.17%
Securities	165,884	7,636	4.60%	191,220	7,796	4.08%	226,043	7,247	3.21%
Interest bearing deposits in other financial institutions	3,132	141	4.50%	2,826	132	4.67%	3,234	97	3.00%
Federal funds sold	49,118	2,530	5.15%	63,739	3,170	4.97%	52,438	1,769	3.37%
Total interest earning assets	1,063,062	78,712	7.40%	996,082	72,957	7.32%	1,044,043	63,756	6.11%
Cash and due from banks	37,435			34,810			38,670
Premises and equipment, net	6,218			2,482			2,879
Other assets	87,175			64,904			51,593
Total assets	$1,193,890			$1,098,278			$1,137,185

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$143,801	$3,154	2.19%	$145,471	$3,220	2.21%	$134,412	$1,749	1.30%
Savings and money market	393,750	12,368	3.14%	358,846	10,274	2.86%	363,570	6,058	1.67%
Time deposits, under $100	32,196	1,243	3.86%	31,967	1,037	3.24%	37,260	862	2.31%
Time deposits, $100 and over	119,812	5,151	4.30%	107,387	3,762	3.50%	115,104	2,867	2.49%
Brokered time deposits, $100 and over	49,846	2,295	4.60%	34,234	1,295	3.78%	35,764	1,313	3.67%
Notes payable to subsidiary grantor trusts	23,702	2,329	9.83%	23,702	2,310	9.75%	23,702	2,136	9.01%
Securities sold under agreement to repurchase	14,529	387	2.66%	25,429	627	2.47%	40,748	922	2.26%
Other short-term borrowings	1,726	85	4.92%	-	-	N/A	-	-	N/	A
Total interest bearing liabilities	779,362	27,012	3.47%	727,036	22,525	3.10%	750,560	15,907	2.12%
Demand, noninterest bearing	242,308			229,190			259,881
Other liabilities	23,385			23,957			21,536
Total liabilities	1,045,055			980,183			1,031,977
Shareholders' equity	148,835			118,095			105,208
Total liabilities and shareholders' equity	$1,193,890			$1,098,278			$1,137,185

Net interest income / margin		$51,700	4.86%		$50,432	5.06%		$47,849	4.58%

(1)           Yields and amounts earned on loans include loan fees and costs. Nonaccrual loans are included in the average balance calculations above.

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

Volume and Rate Variances
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average	Average	Net	Average	Average	Net
(Dollars in thousands)	Volume	Rate	Change	Volume	Rate	Change
Income from the interest earning assets:
Loans, gross	$8,633	$(2,087)	$6,546	$(2,024)	$9,240	$7,216
Securities	(1,160)	1,000	(160)	(1,427)	1,976	549
Interest bearing deposits in other financial institutions	14	(5)	9	(19)	54	35
Federal funds sold	(753)	113	(640)	564	837	1,401
Total interest income on interest earning assets	$6,734	$(979)	$5,755	$(2,906)	$12,107	$9,201

Expense from the interest bearing liabilities:
Demand, interest bearing	$(38)	$(28)	$(66)	$249	$1,222	$1,471
Savings and money market	1,100	994	2,094	(124)	4,340	4,216
Time deposits, under $100	9	197	206	(170)	345	175
Time deposits, $100 and over	533	856	1,389	(267)	1,162	895
Brokered time deposits, $100 and over	720	280	1,000	(57)	39	(18)
Notes payable to subsidiary grantor trusts	(1)	20	19	-	174	174
Securities sold under agreement to repurchase	(350)	110	(240)	(379)	84	(295)
Other short-term borrowings	85	-	85	-	-	-
Total interest expense on interest bearing liabilities	$2,059	$2,428	$4,487	$(748)	$7,366	$6,618
Net interest income	$4,675	$(3,407)	$1,268	$(2,158)	$4,741	$2,583

Net interest income for 2007 increased $1.3 million or 3% from 2006.  The increase in 2007 was primarily due to  growth in the loan portfolio.  Average earning assets increased 7% in 2007 from 2006.  This increase was primarily attributable to the acquisition of Diablo Valley Bank. The Company’s net interest margin, expressed as a percentage of average earning assets, was 4.86% in 2007 compared to 5.06% in 2006, a decrease of 20 basis points. A substantial portion of the Company’s earning assets are variable-rate loans that re-price when the Company’s prime lending rate is changed, in contrast to a large base of core deposits that are generally slower to re-price. This causes the Company’s balance sheet to be asset-sensitive which means that, all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. Management anticipates that the Company’s net interest margin could experience some compression if short-term interest rates continue to fall in 2008.

The net interest margin increased 48 basis points to 5.06% in 2006 from 4.58% in 2005. Net interest income increased $2.6 million, or 5%, for 2006 to $50.4 million from $47.8 million for 2005, primarily due to higher in interest rate levels in 2006.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a monthly evaluation of the adequacy of the Company’s allowance for loan losses and charging the shortfall, if any, to the current month’s expense. This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.  The loan loss provision and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area.

For 2007, the Company had a credit provision for loan losses of $11,000, compared to a credit provision for loan losses of $0.5 million for 2006 and provision for loan losses of $0.3 million for 2005.   The allowance for loan losses represented 1.18%, 1.31% and 1.51% of total loans at December 31, 2007, 2006 and 2005, respectively. See “Allowance for Loan Losses” on page 34 for additional information.

Noninterest Income

Beginning in the third quarter of 2007, the Company decided to change its strategy regarding its SBA loan business.  The Company is now retaining most new SBA production in lieu of selling the loans. Reflecting the strategic shift to retain SBA loan production, gains from sale of loans dropped substantially in 2007.

The following table sets forth the various components of the Company’s noninterest income:

Noninterest Income

				Increase (decrease)			Increase (decrease)
	Year Ended December 31,			2007 versus 2006			2006 versus 2005
(Dollars in thousands)	2007	2006	2005	Amount	Percent		Amount	Percent
Gain on sale of SBA loans	$1,766	$3,337	$2,871	$(1,571)	-47%		$466	16%
Gain on sale Capital Group loan portfolio	-	671	-	(671)	-100%		671	N/A
Servicing income	2,181	1,860	1,838	321	17%		22	1%
Increase in cash surrender value of life insurance	1,443	1,439	1,236	4	-%		203	16%
Service charges and fees on deposit accounts	1,284	1,335	1,468	(51)	-4%		(133)	-9%
Gain on sale of leased equipment	-	-	299	-	N/	A	(299)	-100%
Equipment leasing	-	-	131	-	N/	A	(131)	-100%
Other	1,378	1,198	1,580	180	15%		(382)	-24%
Total	$8,052	$9,840	$9,423	$(1,788)	-18%		$417	4%

The decrease in noninterest income in 2007 compared to 2006 was primarily attributable to a $2.2 million decrease in gain on sale of loans.  The net gain on sale of SBA loans was $1.8 million for 2007, compared to $3.3 million for 2006. The reduction in noninterest income should be offset in future years with higher interest income, as a result of retaining SBA loan production..

For periods the Company sold its SBA loan production, including the first nine months of 2007, gains or losses on SBA loans held for sale were recognized upon completion of the sale, and are based on the difference between the net sales proceeds and the relative fair value of the guaranteed portion of the loan sold compared to the relative fair value of the unguaranteed portion.  The servicing assets that resulted from the sale of SBA loans, with servicing rights retained, are amortized over the term of the loans using a method approximating the interest method.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

Noninterest Expense

				Increase (decrease)			Increase (decrease)
	Year Ended December 31,			2007 versus 2006			2006 versus 2005
(Dollars in thousands)	2007	2006	2005	Amount	Percent		Amount	Percent
Salaries and employee benefits	$21,160	$19,414	$19,845	$1,746	9%		$(431)	-2%
Occupancy	3,557	3,110	3,254	447	14%		(144)	-4%
Professional fees	2,342	1,688	1,617	654	39%		71	4%
Advertising and promotion	1,092	1,064	985	28	3%		79	8%
Data processing expense	867	806	661	61	8%		145	22%
Low income housing investment losses and writedowns	828	995	957	(167)	-17%		38	4%
Client services	820	1,000	1,404	(180)	-18%		(404)	-29%
Furniture and equipment	638	517	734	121	23%		(217)	-30%
Intangible asset amortization	352	-	-	352	N/	A	-	N/A
Retirement plan expense	274	352	619	(78)	-22%		(267)	-43%
Amortization of leased equipment	-	-	334	-	N/	A	(334)	-100%
Other	5,600	5,322	4,823	278	5%		499	10%
Total	$37,530	$34,268	$35,233	$3,262	10%		(965)	-3%

The following table indicates the percentage of noninterest expense in each category:
Noninterest Expense by Category
	2007		2006		2005
		Percent		Percent		Percent
(Dollars in thousands)	Amount	of Total	Amount	of Total	Amount	of Total
Salaries and employee benefits	$21,160	56%	$19,414	57%	$19,845	56%
Occupancy	3,557	10%	3,110	9%	3,254	9%
Professional fees	2,342	6%	1,688	5%	1,617	5%
Advertising and promotion	1,092	3%	1,064	3%	985	3%
Data processing expense	867	2%	806	2%	661	2%
Low income housing investment losses and writedowns	828	2%	995	3%	957	3%
Client services	820	2%	1,000	3%	1,404	4%
Furniture and equipment	638	2%	517	1%	734	2%
Intangible asset amortization	352	1%	-	-%	-	-%
Retirement plan expense	274	1%	352	1%	619	2%
Amortization of leased equipment	-	-%	-	-%	334	1%
Other	5,600	15%	5,322	16%	4,823	13%
Total	$37,530	100%	$34,268	100%	$35,233	100%

Noninterest expense increased $3.3 million, or 10%,  in 2007 compared to 2006. Noninterest expense for 2006 decreased $1.0 million, or 3%, from 2005.  The efficiency ratio represents noninterest expense divided by the sum of net interest and noninterest income. The Company’s efficiency ratio was 62.81% in 2007, as compared to 56.86% in 2006 and 61.52% in 2005.

The increase in compensation expense was primarily due to the acquisition of Diablo Valley Bank and the Company hiring a number of experienced bankers during 2007. Salary and severance benefits for former Diablo Valley Bank employees totaled $461,000. Up-front costs associated with the hiring of new bankers for the East Bay expansion and SBA teams totaled $970,000 in 2007.  The increase in occupancy, furniture and equipment was due to opening a new branch office in Walnut Creek during 2007, as well as the addition of the Diablo Valley Bank offices.  The increase in professional fees and data processing fees in 2007 were due to the acquisition of Diablo Valley Bank and  additional branches and customer accounts after the merger with Diablo Valley Bank.  The Company also incurred amortization expense of $352,000 related to intangible assets from the Diablo Valley Bank acquisition.

Income Tax Expense

The Company computes its provision for income taxes on a monthly basis.  As indicated in Note 9 to the Consolidated Financial Statements, the amount of such provision is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income.  These permanent differences include, but are not limited to, tax-exempt interest income, increases in the cash surrender value of life insurance policies, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.

The Company’s federal and state income tax expense was $8.1 million in 2007, compared to $9.2 million and $7.3 million for 2006 and 2005, respectively.  This represents 36.6% of income before taxes in 2007, 34.8% in 2006, and 33.5% in 2005. The effective tax rate is higher in 2007, than in 2006 and 2005, because of adjustments in 2007 resulting from the audit of the Company’s California state tax returns by the State of California Franchise Tax Board.

Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal securities, which provided $0.2 million in federal tax-exempt income in 2007, 2006 and 2005.  Although not reflected in the investment portfolio, the Company also has total investments of $7.3 million in low-income housing limited partnerships as of December 31, 2007.  These investments have generated tax credits for the past few years, with about $1.1 million in credits available for the 2007 tax year and $1.0 million in tax credits realized in 2006.  The investments are expected to generate an additional $6.2 million in aggregate tax credits from 2008 through 2016; however, the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income.  These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as it reverses.  At the end of 2007, the Company had a net deferred tax asset of $10.1 million.

Financial Condition

As of December 31, 2007, total assets were $1.35 billion, an increase of 30% from $1.04 billion at year-end 2006.   Total securities available-for-sale (at fair value) were $135 million, a decrease of 22% from $172 million at year-end 2006.  The total loan portfolio (excluding loans held for sale) was $1.04 billion, an increase of 46% from $709 million at year-end 2006.  Total deposits were $1.064 billion, an increase of 26% from $846 million at year-end 2006.  Securities sold under agreement to repurchase decreased $10.9 million, or 50%, to $10.9 million at December 31, 2007, from $21.8 million at year-end 2006.

Securities Portfolio

The following table reflects the estimated fair value for each category of securities for the past three years.

Investment Portfolio

	December 31,
(Dollars in thousands)	2007	2006	2005
Securities available-for-sale (at fair value)
U.S. Treasury	$4,991	$5,963	$6,920
U.S. Government Agencies	35,803	59,396	82,041
Municipals - Tax Exempt	4,114	8,142	8,268
Mortgage-Backed Securities	83,046	90,186	91,868
Collateralized Mortgage Obligations	7,448	8,611	9,398
Total	$135,402	$172,298	$198,495

Securities classified as U.S. Government Agencies as of December 31, 2007 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

The following table summarizes the maturities and weighted average yields of securities as of December 31, 2007:

	December 31, 2007
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
(Dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale (at fair value):
U.S. Treasury	$4,991	4.77%	$-	-	$-	-	$-	-	$4,991	4.77%
U.S. Government Agencies	24,260	4.92%	11,543	4.51%	-	-	-	-	35,803	4.79%
Municipals - non-taxable	3,421	3.04%	693	3.88%	-	-	-	-	4,114	3.18%
Mortgage Backed Securities	-	-	1,743	3.00%	12,497	4.64%	68,806	4.53%	83,046	4.51%
Collateralized Mortgage Obligations	-	-	-	-	5,001	5.50%	2,447	3.16%	7,448	4.73%
Total	$32,672	4.70%	$13,979	4.29%	$17,498	4.89%	$71,253	4.48%	$135,402	4.57%

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

The Company’s investment portfolio is currently composed primarily of:  (i) U.S.  Treasury and Agency issues for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) state, county and municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio. The amortized cost of securities pledged as collateral for repurchase agreements, public deposits and for other purposes as required or permitted by law was $42.2 million and $53.7 million at December 31, 2007 and 2006, respectively.

Except for obligations of the U.S. government or U.S. government agencies, no securities of a single issuer exceeded 10% of shareholders’ equity at December 31, 2007.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

In 2007, the investment portfolio declined by $37 million, or 21%, and decreased to 10% of total assets at the end of 2007 from 16.6% at the end of 2006.  U.S. Treasury and U.S. Government Agency securities decreased to 30% of the portfolio at the end of 2007 from 38% at the end of 2006.  The decrease was primarily due to maturities of U.S. Government Agency securities during 2007.  Municipal securities also decreased by 49% in 2007, due to maturities. Mortgage-backed securities and collateralized mortgage obligations remained fairly constant in the portfolio in 2007 compared to 2006.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans represented 77% of total assets at December 31, 2007, as compared to 68% of at December 31, 2006.  The ratio of loans to deposits increased to 97% at the end of 2007 from 84% at the end of 2006.  Demand for loans remains relatively strong in many areas within the Company’s markets and competition continues to intensify.  To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structuring loans.

The Selected Financial Data table in Item 6 reflects the amount of loans outstanding at December 31st for each year from 2003 through 2007, net of deferred fees and origination costs and the allowance for loan losses.  The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.  The amounts shown in the table do not reflect any deferred loan fees or deferred origination costs, nor is the allowance for loan loss deducted.

Loan Distribution

	December 31,
(Dollars in thousands)	2007	% to Total	2006	% to Total	2005	% to Total	2004	% to Total	2003	% to Total
Commercial	$411,251	40%	$284,093	40%	$248,060	37%	$296,030	41%	$269,076	41%
Real estate - mortgage	361,211	35%	239,041	34%	237,566	35%	250,984	35%	227,474	35%
Real estate - land and construction	215,597	21%	143,834	20%	149,851	22%	118,290	17%	101,082	16%
Home equity	44,187	4%	38,976	6%	41,772	6%	52,170	7%	49,434	8%
Consumer	3,044	0%	2,422	0%	1,721	0%	2,908	0%	1,743	0%
Total loans	1,035,290	100%	708,366	100%	678,970	100%	720,382	100%	648,809	100%
Deferred loan costs, net	1,175		870		1,155		726		863
Allowance for loan losses	(12,218)		(9,279)		(10,224)		(12,497)		(13,451)
Loans, net	$1,024,247		$699,957		$669,901		$708,611		$636,221

Total loans (excluding loans held for sale) were $1.035 billion at December 31, 2007, an increase of 46% from $708 million at December 31, 2006. Total loans  increased by $386 million, or 60%, from the end of 2003 to the end of 2007.

The Company’s loan portfolio is concentrated in commercial, primarily manufacturing, wholesale, and services and real estate, with the balance in land development and construction and home equity and consumer loans.  The loan portfolio mix over the past five years has remained relatively the same.

The change in the Company’s loan portfolio in 2007 from 2006 is primarily due to the acquisition of DVB.  The Company does not have any concentrations by industry or group of industries in its loan portfolio; however, 60% of its net loans were secured by real property as of December 31, 2007 and 2006. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.  In the fourth quarter of 2005, the Company entered into negotiations for the sale of its Capital Group loan portfolio consisting primarily of “factoring” type loans.  In contemplation of the sale, $32 million, net of the respective allowance loan loss, was moved from commercial loans into loans held-for-sale.  The sale of the Capital Group loan portfolio was completed in 2006, resulting in a gain of $0.7 million.

The Company’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.  The Company’s commercial loans are centered in locally-oriented commercial activities in markets where the Company has a physical presence, and these markets have become more competitive as business activity has moderated.

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes SBA-guaranteed loans. Prior to third quarter of 2007, the guaranteed portion of these loans were sold in the secondary market depending on market conditions. Once it was determined that these loans would be sold, these loans were classified as held for sale and carried at the lower of cost or market. When the guaranteed portion of an SBA loan, was sold, the Company retained the servicing rights for the sold portion.  As of December 31, 2007, 2006, and 2005, $177 million, $189 million and $180 million, respectively, in SBA and U.S. Department of Agriculture loans were serviced by the Company for others. As discussed on page 28, beginning in the third quarter of 2007, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans.

As of December 31, 2007, real estate mortgage loans of $360 million consist of adjustable and fixed rate loans secured by commercial property, and loans secured by first mortgages on 1-4 family residential properties of $1 million.  Of  the $216 million in land and construction loans at Decemeber 31, 2007, $157 million was construction loans comprised of $92 million residential and $65 million commercial. The other $59 million of land and construction loans represent residential land loans of $46 million residential and $13 million of commercial land loans. Properties securing the real estate mortgage loans are primarily located in the Company’s market area.  While no specific industry concentration is considered significant, the Company’s lending operations are located in market areas that are dependent on the technology and real estate industries and their supporting companies. Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at present but have recently been experiencing a decrease in value from the levels experienced at the beginning of 2007. The Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans.

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

The Company’s land and construction loans are primarily short term interim loans to finance the construction of commercial and single family residential properties.  The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

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

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans.  For HBC, these lending limits were $29 million and $48 million at December 31, 2007, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of December 31, 2007. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 2007, approximately 71% of the Company’s loan portfolio consisted of floating interest rate loans.

Loan Maturities

		Over One
	Due in	Year But
	One Year	Less than	Over
(Dollars in thousands)	or Less	Five Years	Five Years	Total
Commercial	$369,575	$30,378	$11,298	$411,251
Real estate - mortgage	112,553	154,145	94,513	361,211
Real estate - land and construction	213,565	2,032	-	215,597
Home equity	38,097	-	6,090	44,187
Consumer	1,723	1,321	-	3,044
Total loans	$735,513	$187,876	$111,901	$1,035,290

Loans with variable interest rates	$668,970	$52,081	$9,333	$730,384
Loans with fixed interest rates	66,543	135,795	102,568	304,906
Total loans	$735,513	$187,876	$111,901	$1,035,290

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

The following table provides information with respect to components of the Company’s non-performing assets at the dates indicated.

Nonperforming Assets

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Nonaccrual loans	$3,363	$3,866	$3,672	$1,028	$3,972
Loans 90 days past due and still accruing	101	451	-	302	608
Total nonperforming loans	3,464	4,317	3,672	1,330	4,580
Other real estate owned	1,062	-	-	-	-
Total nonperforming assets	$4,526	$4,317	$3,672	$1,330	$4,580

Nonperforming assets as a percentage of
loans plus other real estate owned	0.44%	0.61%	0.54%	0.18%	0.70%

The balance of nonperforming assets at the end of 2007 represents an increase of $0.2 million, or 5%, from year-end 2006 levels.  Nonperforming assets increased by $0.6 million, or 18%, in 2006 as compared to 2005.

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

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).  The principal balance of classified loans, which include all loans internally graded as substandard, doubtful, and loss, was $25.2 million, $24.5 million, and $16.3 million, respectively, at December 31, 2007, 2006, and 2005.  At December 31, 2007 and 2006, all of the Company’s classified loans were graded as substandard.

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

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

(Dollars in thousands)	2007	2006	2005		2004	2003
Balance, beginning of year	$9,279	$10,224	$12,497		$13,451	$13,227
Charge-offs:
Commercial	(84)	(291)	(3,273)		(2,901)	(2,906)
Real estate - mortgage	-	-	-		-	-
Real estate - land and construction	-	-	-		-	-
Home equity	(20)	(540)	-		-	-
Consumer	-	-	-		-	-
Total charge-offs	(104)	(831)	(3,273)		(2,901)	(2,906)

Recoveries:
Commercial	929	389	1,358		1,562	230
Real estate - mortgage	-	-	-		-	-
Real estate - land and construction	-	-	-		-	-
Home equity	-	-	-		-	-
Consumer	-	-	-		-	-
Total recoveries	929	389	1,358		1,562	230
Net recoveries (charge-offs)	825	(442)	(1,915)		(1,339)	(2,676)
Provision for loan losses	(11)	(503)	313		666	2,900
Reclassification of allowance for loan losses	-	-	(671)	(1)	-	-
Reclassification to other liabilities	-	-	-		(281) (2)	-
Allowance acquired in bank acquisition	2,125	-	-		-	-
Balance, end of year	$12,218	$9,279	$10,224		$12,497	$13,451

RATIOS:
Net charge-offs to average loans *	(0.10)%	0.06%	0.28%		0.19%	0.41%
Allowance for loan losses to total loans *	1.18%	1.31%	1.51%		1.73%	2.03%
Allowance for loan losses to nonperforming loans	353%	215%	278%		940%	294%

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

The Company’s allowance for loan losses increased $2.9 million in 2007 as compared to 2006. The allowance for loan losses increased primarily as a result of  the Diablo Valley Bank acquistion. The Company had $929,000 in recoveries in 2007, which were partially offset by loan charge-offs of $104,000.  The Company had a credit provision of $11,000 in 2007, compared to a credit provision of $503,000 in 2006. Previously, the Company’s allowance for loan losses had steadily decreased from 2003 through 2006.

Net loans charged-off reflect the realization of losses in the portfolio that were recognized previously though provisions for loan losses.  Net recoveries were $0.8 million in 2007, compared to net charged-offs of $0.4 million, and $1.9 million in 2006 and 2005, respectively.  The decrease in net loan charge-offs in 2007 was primarily due to continued improvement in credit quality and a $700,000 recovery on a loan charged off in 2005.  Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The Company’s unallocated allowance was $1.4 million as of December 31, 2007 and 2006.  The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses.

The following table provides a summary of the allocation of the allowance for loan losses for specific categories at the dates indicated.  The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amount available for charge-offs that may occur within these categories.

Allocation of Loan Loss Allowance

	December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
(Dollars in thousands)	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
Commercial	$6,067	40%	$4,872	40%	$4,199	37%	$8,691	41%	$9,667	41%
Real estate - mortgage	2,416	35%	1,507	34%	2,631	35%	1,498	35%	1,846	35%
Real estate - land and construction	1,923	21%	1,243	20%	1,914	22%	1,711	17%	1,714	16%
Home equity	335	4%	244	6%	300	6%	173	7%	157	8%
Consumer	88	0%	24	0%	33	0%	38	0%	37	0%
Unallocated	1,389	0%	1,389	0%	1,147	0%	386	0%	30	0%
%Total	$12,218	100%	$9,279	100%	$10,224	100%	$12,497	100%	$13,451	100

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts.  The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or in other words, by the propensity of that money to leave the institution for rate-related or other reasons.  Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

Deposits

	Years Ended December 31,
	2007		2006		2005
(Dollars in thousands)	Balance	% to Total	Balance	% to Total	Balance	% to Total
Demand, noninterest bearing	$268,005	25%	$231,841	27%	$248,009	26%
Demand, interest bearing	150,527	14%	133,413	16%	157,330	17%
Savings and money market	432,293	41%	307,266	36%	353,798	38%
Time deposits, under $100	34,092	3%	31,097	4%	35,209	4%
Time deposits, $100 and over	139,562	13%	111,017	13%	109,373	12%
Brokered deposits, $100 and over	39,747	4%	31,959	4%	36,040	4%
Total deposits	$1,064,226	100%	$846,593	100%	$939,759	100%

Total deposits were $1.06 billion at December 31, 2007, an increase of $218 million, or 26%, compared to $846.6 million at December 31, 2006.  The increases primarily reflect the acquisition of Diablo Valley Bank. At December 31, 2007, compared to December 31, 2006, noninterest bearing demand deposits increased $36 million, or 16%; interest bearing demand deposits increased $17 million, or 13%; savings and money market deposits increased $125 million, or 41%; time deposits increased $32 million, or 22%; and brokered deposits increased $8 million, or 24%.

As of December 31, 2007, approximately $7.7 million, or less than 1%, of deposits were from public sources, and approximately $117.1 million, or 11%, of deposits were from real estate exchange company and title company accounts.  As of December 31, 2006, approximately $2.4 million, or less than 1%, of deposits were from public sources, and approximately $108.2 million, or 13%, of deposits were from real estate exchange company and title company accounts.

Among core deposits categories, noninterest demand deposits increased by $36 million or 16% in 2007. Furthermore, relatively low-cost NOW accounts increased by $17 million or 13%. Savings and money market accounts increased by $125 million, or 41%, and time deposits increased in absolute dollars but remained flat as a percentage of total deposits. Our increase in savings and money market accounts was primarily the result of the acquisition of Diablo Valley Bank. While our core deposit accounts increased in number to 15,400 at the end of 2007 from 13,200 at the end of 2006, the average balance per core deposit increased to about $57,000 at the end of 2007 from $53,000 at the end of 2006.

Without the acquisition of Diablo Valley Bank, total deposits would have been relatively flat. The Company faces intensified competition for deposits as core deposits migrate into higher-yielding alternatives, including equity markets.

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not seasonal in nature. The Company had brokered deposits totaling approximately $39.7 million, and $32.0 million at December 31, 2007 and 2006, respectively.  These brokered deposits generally mature within one to three years.  The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of December 31, 2007:

Deposit Maturity Distribution

(Dollars in thousands)	Balance	% of Total
Three months or less	$70,180	39%
Over three months through six months	52,505	30%
Over six months through twelve months	39,976	22%
Over twelve months	16,548	9%
Total	$179,209	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2007, 2006, and 2005:

	2007	2006	2005
Return on average assets	1.18%	1.57%	1.27%
Return on average tangible assets	1.21%	1.57%	1.27%
Return on average equity	9.47%	14.62%	13.73%
Return on average tangible equity	11.43%	14.62%	13.73%
Dividend payout ratio	23.06%	13.65%	-
Average equity to average assets ratio	12.47%	10.75%	9.25%

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $465.3 million at December 31, 2007, as compared to $322.2 million at December 31, 2006.  Unused commitments represented 45% of outstanding gross loans at December 31, 2007 and 2006.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 14 to the financial statements located elsewhere herein.

The following table presents the Company’s commitments to fund as of December 31, 2007, 2006, and 2005:

	December 31,
(Dollars in thousands)	2007	2006	2005
Commitments to extend credit	$444,172	$310,200	$328,031
Standby letters of credit	21,143	12,020	6,104
Commitments to funds	$465,315	$322,220	$334,135

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2007, are as follows:

	Less Than	One to	Three to	After
(Dollars in thousands)	One Year	Three Years	Five Years	Five Years	Total
Securities sold under agreement to repurchase	$10,900	$-	$-	$-	$10,900
Notes payable to subsidiary grantor trusts	-	-	-	23,702	23,702
Other short-term borrowings	60,000	-	-	-	60,000
Operating leases	2,142	4,197	4,077	4,203	14,619
Time deposits of $100 or more	162,662	16,547	-	-	179,209
Total debt and operating leases	$235,704	$20,744	$4,077	$27,905	$288,430

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

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds.  In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes.  The Company’s net loan to deposit ratio increased to 96% at the end of 2007 from 86% at the end of 2006.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits at other banks, in Federal funds sold and in securities available for sale.  The “primary liquidity ratio” is composed of net cash, non-pledged securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets.  As of December 31, 2007, the Company’s primary liquidity ratio was 7.7%, comprised of $46.7 million in securities available-for-sale of maturities of up to five years, less $15.0 million of securities that were pledged to secure public and certain other deposits as required by law or contract, Federal funds sold of $9.3 million, and $39.8 million cash and due from banks, as a percentage of total unsecured deposits of $1,049.3 million. The decrease in the liquidity ratio from 2006 was primarily due to the growth of loans in 2007. As of December 31, 2006, the Company’s “primary liquidity ratio” was 13.6%, comprised of $75.5 million in securities available-for-sale of maturities of up to five years, less $10.9 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $15.1 million and $34.3 million in cash and due from banks, as a percentage of total unsecured deposits of $835.7 million.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
(Dollars in thousands)	2007	2006	2005
Average balance during the year	$16,255	$25,429	$40,748
Average interest rate during the year	2.90%	2.46%	2.26%
Maximum month-end balance	$70,900	$32,700	$57,800
Average rate at December 31,	2.83%	2.56%	2.34%

Because most of the growth in loans in 2007 was funded with deposits, other liquidity ratios tracked by the Company, such as unfunded loan commitments to secondary reserves ratio, have been slightly outside of policy guidelines for several months. We continue to watch these ratios closely, and expect that these ratios will come back within guidelines.

Capital Resources

At December 31, 2007, the Company had total shareholders’ equity of $164.8 million included $92.4 million in common stock, $73.3 million in retained earnings, and $0.9 million of accumulated other comprehensive loss.

The Company paid cash dividends totaling $3.25 million, or $0.26 per share in 2007.  The Company anticipates paying future dividends within the range of typical peer payout ratios provided, however, that no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less intangible assets, and the addition of the unrealized net losses (after tax adjustments) on securities available for sale and accumulated net losses on cash flow hedges, which are carried at fair market value. Our Tier 2 Capital includes the amount of trust preferred securities not includible in Tier 1 Capital, and the allowances for loan losses and off balance sheet credit losses.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	December 31,
(Dollars in thousands)	2007	2006	2005
Capital components:
Tier 1 Capital	$141,227	$147,600	$133,715
Tier 2 Capital	12,461	9,756	10,427
Total risk-based capital	$153,688	$157,356	$144,142

Risk-weighted assets	$1,227,628	$855,715	$941,567
Average assets (regulatory purposes)	$1,278,207	$1,087,502	$1,157,704
				Well Capitalized
				Regulatory
Capital ratios:				Requirements
Total risk-based capital	12.5%	18.4%	15.3%	10.00%
Tier 1 risk-based capital	11.5%	17.3%	14.2%	6.00%
Leverage (1)	11.1%	13.6%	11.6%	5.00%

(1) Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC’s prompt corrective action authority as of December 31, 2007. The risk-based and leverage capital ratios are defined in Item 1 - “Business - Supervision and Regulation – Heritage Bank of Commerce” on page 10 and 11.

At December 31, 2007, 2006 and 2005, the Company’s capital met all minimum regulatory requirements. As of December 31, 2007, 2006 and 2005, management believes that HBC was considered “well capitalized” under the regulatory framework for prompt corrective action.

Mandatory Redeemable Cumulative Trust Preferred Securities.

To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7 million aggregate principal amount of 10.875% subordinated debentures due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  In the third quarter of 2000, the Company issued $7 million aggregate principal amount of 10.60% subordinated debentures due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  In the third quarter of 2001, the Company issued $5 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  In the third quarter of 2002, the Company issued $4 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier I capital.  The subsidiary trusts are not consolidated in the Company’s consolidated financial statements and the subordinated debt payable to the subsidiary grantor trusts is recorded as debt of the Company to the related trusts.  See Footnote 8 the Consolidated Financial Statements.

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

The planning of asset and liability maturities is an integral part of the management of an institution’s net interest margin. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, the net interest margin may change over time. Even with perfectly matched repricing of assets and liabilities, risks remain in the form of prepayment of loans or securities or in the form of delays in the adjustment of rates of interest applying to either earning assets with floating rates or to interest bearing liabilities. The Company has generally been able to control its exposure to changing interest rates by maintaining primarily floating interest rate loans and a majority of its time certificates with relatively short maturities.

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

At December 31, 2007, it was estimated that the Company’s MV would increase 18.54% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 26.35% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of December 31, 2007 and 2006, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	2007				2006
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
(Dollars in thousands)	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
Change in rates
+ 200 bp	$38,716	18.54%	18.5%	290	$31,607	17.16%	21.1%	309
0 bp	$-	-%	15.6%	-	$-	-%	18.0%	-
- 200 bp	$(55,007)	-26.35%	11.5%	(412)	$(45,606)	-24.76%	13.6%	(446)

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

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio.  Our accounting for estimated loan losses is discussed under the heading “Allowance for Loan Losses” beginning on page 34.

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

Stock Based Compensation

We grant stock options to purchase our common stock to our employees and directors under the 2004 Plan.  We also granted our chief executive officer restricted stock when he joined the Company.  Additionally, we have outstanding options that were granted under an option plan from which we no longer make grants.  The benefits provided under all of these plans are subject to the provisions of FASB Statement 123(Revised), “Share-Based Payments,” which we adopted effective January 1, 2006.  We elected to use the modified prospective application in adopting Statement 123R and therefore have not restated results for prior periods.  The valuation provisions of Statement 123R apply to new awards and to awards that are outstanding on the adoption date and subsequently modified or cancelled.  Our results of operations for 2007 and 2006 were impacted by the recognition of non cash expense related to the fair value of our share-based compensation awards as discussed in Notes 1 and 10 to the consolidated financial statements.

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

Our accounting for stock options is disclosed primarily in Notes 1 and 10 to the consolidated financial statements.

Accounting for goodwill and other intangible assets

The Company accounts for acquisitions using the purchase method of accounting.  Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition.  Management utilizes various valuation techniques including discounted cash flow analyses to determine these fair values.  Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that impairment may exist.  Goodwill is tested for impairment at the reporting unit level.  A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management.  If the fair value of the reporting unit including goodwill is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment.  If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis.  For purposes of the goodwill impairment test, fair value techniques based on multiples of earnings or book value are used to determine the fair value of the Company’s reporting units.  Management believes the multiples used in these calculations are consistent with current industry practice for valuing similar types of companies.

Intangible assets consist of core deposit intangibles and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in 2007.  These assets are amortized over their estimated useful lives.  Impairment testing of these assets is performed at the individual asset level.  Impairment exists if the carrying amount of the asset exceeds its fair value at the date of the impairment test.  For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset.  Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors.  Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets.

If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis.  The new cost basis is amortized over the remaining useful life of the asset.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2007, the Company does not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 above. See page 41.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 49 through 77.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2007.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of December 31, 2007, the period covered by this report on Form 10K.

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

The Company’s management has used the criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Company’s internal control over financial reporting. Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2007.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting. The report of Crowe Chizek and Company LLP precedes the consolidated financial statements in this annual report.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007.  Such Information is incorporated herein by reference.

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and to our other principal financial officers.  The code of ethics is available at the Governance Documents section of our website at www.heritagecommercecorp.com.  We intend to disclose future amendments to, or waivers from, certain provisions of our code of ethics on the above website within four business days following the date of such amendment or waiver.

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007.  Such information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2007.  Such information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2007.  Such information is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2007.  Such information is incorporated herein by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 49 through 77.

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

Heritage Commerce Corp
DATE: March 17, 2008	BY: /s/ Walter T. Kaczmarek Walter T. Kaczmarek Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK BISCEGLIA Frank Bisceglia	Director	March 17, 2008
/s/ JAMES BLAIR James Blair	Director	March 17, 2008
/s/ JACK CONNER Jack Conner	Director and Chairman of the Board	March 17, 2008
/s/ WILLIAM DEL BIAGGIO, JR. William Del Biaggio, Jr.	Director	March 17, 2008
/s/ WALTER T. KACZMAREK Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principle Executive Officer)	March 17, 2008
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ ROBERT MOLES Robert Moles	Director	March 17, 2008
/s/ LON NORMANDIN Lon Normandin	Director	March 17, 2008
/s/ JACK PECKHAM Jack Peckham	Director	March 17, 2008
/s/ HUMPHREY POLANEN Humphrey Polanen	Director	March 17, 2008
/s/ CHARLES TOENISKOETTER Charles Toeniskoetter	Director	March 17, 2008
/s/ RANSON WEBSTER Ranson Webster	Director	March 17, 2008
/s/ JOHN J. HOUNSLOW John J. Hounslow	Director	March 17, 2008
/s/ MARK LEFANOWICZ Mark Lefanowicz	Director	March 17, 2008

HERITAGE COMMERCE CORP
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Commerce Corp
San Jose, California

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp as of December 31, 2007 and 2006, and the related consolidated income statements, statements of changes in shareholders’ equity and statements of cash flows for each of the three years in the period ended December 31, 2007. We also have audited Heritage Commerce Corp’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Heritage Commerce Corp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A in Form 10-K.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumestances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable aasurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the compnay’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Chizek and Company LLP
Oak Brook, Illinois

March 17 , 2008

HERITAGE COMMERCE CORP
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
(Dollars in thousands)	2007	2006
Assets
Cash and due from banks	$39,793	$34,285
Federal funds sold	9,300	15,100
Total cash and cash equivalents	49,093	49,385
Securities available for sale, at fair value	135,402	172,298
Loans held for sale, at lower of cost or market	-	33,752
Loans, net of deferred costs	1,036,465	709,236
Allowance for loan losses	(12,218)	(9,279)
Loans, net	1,024,247	699,957
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,002	6,113
Company owned life insurance	38,643	36,174
Premises and equipment, net	9,308	2,539
Goodwill	43,181	-
Intangible assets	4,972	-
Accrued interest receivable and other assets	35,624	36,920
Total assets	$1,347,472	$1,037,138

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$268,005	$231,841
Demand, interest bearing	150,527	133,413
Savings and money market	432,293	307,266
Time deposits, under $100	34,092	31,097
Time deposits, $100 and over	139,562	111,017
Brokered deposits	39,747	31,959
Total deposits	1,064,226	846,593
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	10,900	21,800
Other short-term borrowings	60,000	-
Accrued interest payable and other liabilities	23,820	22,223
Total liabilities	1,182,648	914,318

Shareholders' equity:
Preferred stock, no par value; 10,000,000
shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 12,774,926 in 2007 and 11,656,943 in 2006	92,414	62,363
Retained earnings	73,298	62,452
Accumulated other comprehensive loss	(888)	(1,995)
Total shareholders' equity	164,824	122,820
Total liabilities and shareholders' equity	$1,347,472	$1,037,138

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED INCOME STATEMENTS
	Years Ended December 31,
(Dollars in thousands, except per share data)	2007	2006	2005
Interest income:
Loans, including fees	$68,405	$61,859	$54,643
Securities, taxable	7,481	7,614	7,042
Securities, non-taxable	155	182	205
Interest bearing deposits in other financial institutions	141	132	97
Federal funds sold	2,530	3,170	1,769
Total interest income	78,712	72,957	63,756

Interest expense:
Deposits	24,211	19,588	12,849
Notes payable to subsidiary grantor trusts	2,329	2,310	2,136
Repurchase agreements	387	627	922
Other borrowings	85	-	-
Total interest expense	27,012	22,525	15,907

Net interest income before provision for loan losses	51,700	50,432	47,849
Provision for loan losses	(11)	(503)	313
Net interest income after provision for loan losses	51,711	50,935	47,536

Noninterest income:
Gain on sale of SBA loans	1,766	3,337	2,871
Gain on sale of Capital Group loan portfolio	-	671	-
Servicing income	2,181	1,860	1,838
Increase in cash surrender value of life insurance	1,443	1,439	1,236
Service charges and fees on deposit accounts	1,284	1,335	1,468
Gain on sale of leased equipment	-	-	299
Equipment leasing	-	-	131
Other	1,378	1,198	1,580
Total noninterest income	8,052	9,840	9,423

Noninterest expense:
Salaries and employee benefits	21,160	19,414	19,845
Occupancy	3,557	3,110	3,254
Professional fees	2,342	1,688	1,617
Advertising and promotion	1,092	1,064	985
Data processing	867	806	661
Low income housing investment losses and writedowns	828	995	957
Client services	820	1,000	1,404
Furniture and equipment	638	517	734
Intangible asset amortization	352	-	-
Retirement plan expense	274	352	619
Amortization of leased equipment	-	-	334
Other	5,600	5,322	4,823
Total noninterest expense	37,530	34,268	35,233

Income before income taxes	22,233	26,507	21,726
Income tax expense	8,137	9,237	7,280
Net income	$14,096	$17,270	$14,446

Earnings per share:
Basic	$1.14	$1.47	$1.22
Diluted	$1.12	$1.44	$1.19

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

			Unearned		Accumulated
			Restricted	Unallocated	Other		Total
	Common Stock		Stock	ESOP	Comprehensive	Retained	Shareholders'	Comprehensive
(Dollars in thousands, except shares)	Shares	Amount	Award	Shares	Income (Loss)	Earnings	Equity	Income
Balance, January 1, 2005	11,669,837	$67,409	$-	$(193)	$(1,730)	$33,093	$98,579
Net Income	-	-	-	-	-	14,446	14,446	$14,446
Net change in unrealized gain/loss on securities
available-for-sale and I/O strips, net of reclassification
adjustment and deferred income taxes	-	-	-	-	(664)	-	(664)	(664)
Increase in pension liability, net of deferred income taxes	-	-	-	-	(327)	-	(327)	(327)
Total comprehensive income								$13,455
ESOP shares released	-	284	-	193	-	-	477
Restricted stock award	51,000	926	(926)	-	-	-	-
Amortization of restricted stock award	-	-	123	-	-	-	123
Redemption payment on common stock	-	(12)	-	-	-	-	(12)
Common stock repurchased	(300,160)	(5,732)	-	-	-	-	(5,732)
Stock options exercised, including related tax benefits	386,972	4,727	-	-	-	-	4,727
Balance, December 31, 2005	11,807,649	67,602	(803)	-	(2,721)	47,539	111,617
Net Income	-	-	-	-	-	17,270	17,270	$17,270
Net change in unrealized gain/loss on securities
available-for-sale and I/O strips, net of reclassification
adjustment and deferred income taxes	-	-	-	-	377	-	377	377
Decrease in pension liability, net of deferred income taxes	-	-	-	-	349	-	349	349
Total comprehensive income								$17,996
Reclassification of unearned restricted stock award
upon adoption of Statement 123 (revised 2004)	-	(803)	803	-	-	-	-
Amortization of restricted stock award	-	154	-	-	-	-	154
Cash dividend declared on common stock, $0.20 per share	-	-	-	-	-	(2,357)	(2,357)
Common stock repurchased	(330,300)	(7,888)	-	-	-	-	(7,888)
Stock option expense	-	780	-	-	-	-	780
Stock options exercised, including related tax benefits	179,594	2,518	-	-	-	-	2,518
Balance, December 31, 2006	11,656,943	62,363	-	-	(1,995)	62,452	122,820
Net Income	-	-	-	-	-	14,096	14,096	$14,096
Net change in unrealized gain/loss on securities
available-for-sale and I/O strips, net of reclassification
adjustment and deferred income taxes	-	-	-	-	1,028	-	1,028	1,028
Decrease in pension liability, net of deferred income taxes	-	-	-	-	79	-	79	79
Total comprehensive income								$15,203
Issuance of 1,732,298 shares to acquire Diablo
Valley Bank, net of offering costs of $214	1,732,298	41,183	-	-	-	-	41,183
Amortization of restricted stock award	-	154	-	-	-	-	154
Cash dividend declared on common stock, $0.26 per share	-	-	-	-	-	(3,250)	(3,250)
Common stock repurchased	(698,190)	(13,653)	-	-	-	-	(13,653)
Stock option expense	-	1,159	-	-	-	-	1,159
Stock options exercised, including related tax benefits	83,875	1,208	-	-	-	-	1,208
Balance, December 31, 2007	12,774,926	$92,414	$-	$-	$(888)	$73,298	$164,824

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
(Dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,096	$17,270	$14,446
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	776	662	988
Provision for loan losses	(11)	(503)	313
Gain on sale of leased equipment	-	-	(299)
Deferred income tax benefit	(225)	(319)	(360)
Non-cash compensation expense related to ESOP plan	-	-	477
Stock option expense	1,159	780	-
Amortization of other intangible assets	352	-	-
Amortization of restricted stock award	154	154	123
Amortization (accretion) of discounts and premiums on securities	95	(1,087)	928
Gain on sale of Capital Group loan portfolio	-	(671)	-
Gain on sale of SBA loans	(1,766)	(3,337)	(2,871)
Proceeds from sales of loans held for sale	35,529	65,466	51,176
Change in SBA loans held for sale	(17,469)	(51,100)	(58,876)
Increase in cash surrender value of life insurance	(1,443)	(1,439)	(1,236)
Other non-cash income	(230)	-	-
Effect of changes in:
Accrued interest receivable and other assets	3,162	4,270	(7,181)
Accrued interest payable and other liabilities	352	1,562	4,909
Net cash provided by operating activities	34,531	31,708	2,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans (including purchase of $10,306 in 2006)	(104,078)	(27,591)	11,768
Proceeds from sale of Capital Group loan portfolio	-	30,047	-
Net decrease in Capital Group loan portfolio prior to sale	-	2,681	-
Purchases of securities available-for-sale	(9,322)	(64,018)	(26,087)
Maturities/Paydowns/Calls of securities available-for-sale	61,344	92,274	57,707
Sale of leased equipment	-	-	687
Purchases of company owned life insurance	-	-	(7,196)
Purchase of premises and equipment	(704)	(660)	(346)
Redemption (Purchase) of restricted stock and other investments	58	(254)	(1,164)
Cash received in bank acquisition, net of cash paid	16,407	-	-
Net cash provided by (used in) investing activities	(36,295)	32,479	35,369

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(31,390)	(93,166)	21,224
Payment of other liability	(329)	(1,469)	(2,299)
Exercise of stock options	1,208	2,518	4,727
Stock offering cost	(214)	-	-
Common stock repurchased	(13,653)	(7,888)	(5,744)
Payment of cash dividend	(3,250)	(2,357)	-
Proceeds from other short-term borrowings	60,000	-	-
Repayment of securities under agreement to repurchase	(10,900)	(10,900)	(15,100)
Net cash provided by (used in) financing activities	1,472	(113,262)	2,808
Net increase (decrease) in cash and cash equivalents	(292)	(49,075)	40,714
Cash and cash equivalents, beginning of year	49,385	98,460	57,746
Cash and cash equivalents, end of year	$49,093	$49,385	$98,460

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$27,216	$22,285	$15,291
Income taxes	$6,319	$4,781	$13,828

Supplemental schedule of non-cash investing activity:
Transfer of commercial loans (Capital Group loan portfolio) to loans held-for-sale	$-	$-	$32,057
Transfer of portfolio loans to loans held for sale	$972	$-	$-
Transfer of loans held for sale to loan portfolio	$18,430	$1,962	$5,428
Loans transferred to foreclosed assets	$1,062	$-	$-
Summary of assets acquired, and liabilities assumed through acquisition:
Cash and cash equivalents	$41,807	-	-
Securities available-for-sale	$12,214	-	-
Net loans	$203,805	-	-
Goodwill and other intangible assets	$48,506	-	-
Premises and equipment	$6,841	-	-
Company owned life insurance	$1,026	-	-
Federal Home Loan Bank Stock	$717	-	-
Other assets, net	$2,615	-	-
Deposits	$(249,023)	-	-
Other liabilities	$(1,711)	-	-
Common stock issued to acquire Diablo Valley Bank	$41,397	-	-

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Heritage Commerce Corp (the “Company”) operates as a bank holding company for its wholly owned subsidy Heritage Bank of Commerce (“HBC” or “the Bank”). HBC is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Alameda, and Contra Costa counties, California. As discussed in Note 6, the Company acquired Diablo Valley Bank (“DVB”) on June 20, 2007 and merged DVB into HBC. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.   The allowance for loan losses, loan servicing rights, defined benefit pension obligation, interest-only strip receivables, purchase accounting adjustments, and the fair values of financial instruments are particularly subject to change.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold and purchased for one-day periods.

Cash Flows

Net cash flows are reported for customer loan and deposit transactions, Federal funds purchased, repurchase agreements and other short-term borrowings.

Securities

The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase.  Securities available-for-sale are recorded at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of deferred income taxes, as a net amount within accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity. Securities held-to-maturity are recorded at amortized cost, based on the Company’s positive intent and ability to hold the securities to maturity.  As of December 31, 2007 and 2006, all the Company’s securities were classified as available-for-sale securities.

A decline in the fair value of any available-for-sale or held-to-maturity security below amortized cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security.  In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Interest income includes amortization of purchase premiums or discount.  Premiums and discounts are amortized, or accreted, over the life of the related security as an adjustment to income using a method that approximates the interest method. Realized gains and losses are recorded on the trade date and determined using the specific identification method for the cost of securities sold.

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

Loans Held for Sale

The Company held for sale the guaranteed portion of certain loans guaranteed by the Small Business Administration or the U.S. Department of Agriculture (collectively referred to as “SBA loans”). These loans were carried at the lower of aggregate cost or market. Net unrealized losses, if any, were recorded as a valuation allowance and charged to earnings.

Gains or losses on SBA loans held for sale were recognized upon completion of the sale, based on the difference between the net sales proceeds and the relative fair value of the guaranteed portion of the loan sold compared to the relative fair value of the unguaranteed portion.

SBA loans were sold with servicing retained.  The servicing assets that result from the sale of SBA loans consist of servicing rights and interest-only strip receivables (“I/O strips”).

The Company accounts for the sale and servicing of SBA loans based on the financial and servicing assets it controls and liabilities it has incurred, derecognizing financial assets when control has been surrendered, and derecognizing liabilities when extinguished. Servicing rights are measured at their fair value and are amortized in proportion to and over the period of net servicing income and are assessed for impairment on an ongoing basis. Impairment is determined by stratifying the servicing rights based on interest rates and terms.  Any servicing assets in excess of the contractually specified servicing fees are reclassified at fair value as an I/O strip receivable and treated like an available for sale security.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance. The servicing rights, net of any required valuation allowance, and I/O strip receivable are included in other assets.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or maturity or payoff are stated at the principal amount outstanding, net of deferred loan origination fees and costs.  The majority of the Company’s loans have variable interest rates. Interest on loans is accrued on the unpaid principal balance and is credited to income using the effective yield interest method.

Generally, if a loan is classified as non-accrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued. Loans are classified as non-accrual when the payment of principal or interest is 90 days past due, unless the amount is well secured and in the process of collection. Any interest or principal payments received on nonaccrual loans are applied toward reduction of principal. Nonaccrual loans generally are not returned to performing status until the obligation is brought current, the loan has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectibility of the contractual principal and interest is no longer in doubt.

Non-refundable loan fees and direct origination costs are deferred and recognized over the expected lives of the related loans using the effective yield interest method.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses. Loans are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by loan charge-offs, net of recoveries. The Company’s methodology for assessing the adequacy of the allowance consists of several key elements, which include the formula allowance and specific allowances.

The formula allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on the Company’s historical loss experience, adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The adjustment factors for the formula allowance may include current economic and business conditions affecting the key lending areas of the Company, in particular the technology industry and the real estate market, credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

Specific allowances are established for impaired loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.  Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the collateral if the loan is collateral dependent.  Commercial, land and construction and commercial real estate loans are individually evaluated for impairment.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment and, accordingly, they are not separately identified for impairment disclosures.

Loan Commitments and Related Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe that the ultimate loss from such matters, if any, will have a material effect on the financial statements.

Company Owned Life Insurance

The Company has purchased life insurance policies on certain directors and officers.  Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force (“EITF”) finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract.  It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis.  Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy.  This issue is effective for fiscal years beginning after December 15, 2006.  The adoption of this issue did not have a material impact on the financial statements.

In September 2006, the EITF finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  This issue is effective for fiscal years beginning after December 15, 2007.

The Company will adopt EITF 06-4 on January 1, 2008, which will result in a cumulative effect adjustment to decrease retained earnings.  Management is in the process of completing its calculations and estimates that the cumulative effect will be a decrease to retained earnings in the range of $3.0 million to $4.0 million, net of deferred taxes.

Goodwill and Intangible Assets

Goodwill results from the acquisition of Diablo Valley Bank and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and customer relationship intangible assets arising from the Diablo Valley Bank acquisition.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives. The core deposit and customer relationship intangible assets are being amortized over ten and seven years, respectively.

Retirement Plans

 Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized.  Employee 401(k) and profit sharing plan expense is the amount of matching contributions.  Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost. Depreciation and amortization are computed on a straight-line basis over the lesser of the respective lease terms or estimated useful lives  The Company owns one building which is being depreciated over 40 years. Furniture, equipment, and leasehold improvements are depreciated over estimated useful lives generally ranging from five to fifteen years. The Company evaluates the recoverability of long-lived assets on an on-going basis.

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

The Company adopted FASB Interpretation 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”, as of January 1, 2007.  Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of this standard did not have a material impact on the Company’s financial statements.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense.

Earnings per Share

Basic earnings per share are computed by dividing net income by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options, using the treasury stock method.   There were 447,526, 167,763 and 25,225 stock options for 2007, 2006, and 2005 that were considered to be antidilutive and excluded from the computation of diluted earnings per share.  For each of the years presented, net income is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows
	Year ended December 31,
	2007	2006	2005
Weighted average common shares outstanding - used in computing basic earnings per share	12,398,270	11,725,671	11,795,635
Dilutive effect of stock options outstanding,using the treasury stock method	138,470	230,762	311,595
Shares used in computing diluted earnings per share	12,536,740	11,956,433	12,107,230

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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-based Payment, using the modified prospective transition method.  Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ended December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table presents the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ended December 31, 2005;

(Dollars in thousands, except per share data)	December 31, 2005
Net income as reported	$14,446
Less: Compensation expense for stock options determined under fair value method	(438)
Pro forma net income	$14,008

Net income per common share - basic
As reported	$1.22
Pro forma	$1.19
Net income per common share - diluted
As reported	$1.19
Pro forma	$1.16

Comprehensive Income

Comprehensive income includes net income and other comprehensive income. The Company’s sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and the liability related to the Company’s supplemental retirement plan.  The items in other comprehensive income are presented net of deferred income tax effects. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains and losses.

The following is a summary of the components of other comprehensive income (loss):

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Net unrealized gains (losses) on available-for-sale of securities and I/O strips during the year	$1,766	$650	$(1,212)
Less: Deferred income tax	(738)	(273)	548
Net unrealized gains (losses) on available-for-sale securities and I/O strips, net of deferred income tax	1,028	377	(664)
Pension liability adjustment during the year	137	601	(563)
Less: Deferred income tax	(58)	(252)	236
Pension liability adjustment, net of deferred income tax	79	349	(327)
Other comprehensive income (loss)	$1,107	$726	$(991)

Accumulated other comprehensive income (loss) consisted of the following items, net of deferred tax, at year-end.

(Dollars in thousands)	2007	2006
Unrealized net losses on securities available-for-sale and I/O strips	$136	$(892)
Pension liability	(1,024)	(1,103)
Accumulated other comprehensive income (loss)	$(888)	$(1,995)

Segment Reporting

HBC is an independent community business bank with eleven branch offices that offer similar products to customers. No customer accounts for more than 10 percent of revenue for HBC or the Company.  Management evaluates the Company’s performance as a whole and does not allocate resources based on the performance of different lending or transaction activities.  Accordingly, the Company and its subsidiary bank all operate as one business segment.

Reclassifications

Certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

Adoption of Other New Accounting Standards

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

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements 157, Fair Value Measurements, and 107, Disclosures about Fair Value of Financial Instruments.    This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company elected to not implement Statement 159.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”).  Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loans commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The Company does not expect the impact of this standard to be material.

(2) Securities

The amortized cost and estimated fair value of securities at year-end were as follows:

		Gross	Gross	Estimated
2007	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury	$4,942	$49	$-	$4,991
U.S. Government Agencies	35,578	256	(31)	35,803
Municipals - Tax Exempt	4,139	-	(25)	4,114
Mortgage-Backed Securities	83,811	322	(1,087)	83,046
Collateralized Mortgage Obligations	7,369	162	(83)	7,448
Total securities available-for-sale	$135,839	$789	$(1,226)	$135,402

		Gross	Gross	Estimated
2006	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities available-for-sale:
U.S. Treasury	$6,000	$-	$(37)	$5,963
U.S. Government Agencies	59,610	27	(241)	59,396
Municipals - Tax Exempt	8,299	-	(157)	8,142
Mortgage-Backed Securities	93,150	74	(3,038)	90,186
Collateralized Mortgage Obligations	8,683	76	(148)	8,611
Total securities available-for-sale	$175,742	$177	$(3,621)	$172,298

Securities classified as U.S. Government Agencies as of December 31, 2007 were issued by the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and the Federal Home Loan Bank.

At year end 2007 and 2006, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

No securities were sold in 2007, 2006 or 2005.

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
2007	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Government Agencies	1,251	(1)	2,969	(30)	4,220	(31)
Mortgage-Backed Securities	2,132	(7)	55,817	(1,080)	57,949	(1,087)
Municipals - Tax Exempt	-	-	4,117	(25)	4,117	(25)
Collateralized Mortgage Obligations	-	-	2,447	(83)	2,447	(83)
Total	$3,383	$(8)	$65,350	$(1,218)	$68,733	$(1,226)

	Less Than 12 Months		12 Months or More		Total
2006	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury	$-	$-	$5,963	$(37)	$5,963	$(37)
U.S. Government Agencies	35,078	(87)	11,456	(154)	46,534	(241)
Mortgage-Backed Securities	11,691	(65)	68,421	(2,973)	80,112	(3,038)
Municipals - Tax Exempt	-	-	8,142	(157)	8,142	(157)
Collateralized Mortgage Obligations	-	-	3,257	(148)	3,257	(148)
Total	$46,769	$(152)	$97,239	$(3,469)	$144,008	$(3,621)

At December 31, 2007, the Company held 78 securities, of which 34 had fair values below amortized cost. Thirty-one securities have been carried with an unrealized loss for over 12 months.  Unrealized losses were primarily due to higher interest rates.  No security sustained a downgrade in credit rating.  The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.  Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2007.

At December 31, 2006, the Company held 99 securities, of which 73 had fair values below amortized cost. Fifty-two securities have been carried with an unrealized loss for over 12 months.  Unrealized losses were primarily due to higher interest rates.  No security sustained a downgrade in credit rating.  The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.  Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2006.

The amortized cost and estimated fair values of securities as of December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

	Available-for-sale
(Dollars in thousands)	Amortized Cost	Estimated Fair Value
Due within one year	$32,570	$32,672
Due after one through five years	13,868	13,979
Due after five through ten years	17,317	17,498
Due after ten years	72,084	71,253
Total	$135,839	$135,402

Securities with amortized cost of $42,174,000 and $53,708,000 as of December 31, 2007 and 2006 were pledged to secure public and certain other deposits as required by law or contract.

(3) Loans and Loan Servicing

Loans at year-end were as follows:

(Dollars in thousands)	2007	2006
Loans held for sale	$-	$33,752

Loans held for investment
Commercial	$411,251	$284,093
Real estate - mortgage	361,211	239,041
Real estate - land and construction	215,597	143,834
Home equity	44,187	38,976
Consumer	3,044	2,422
Total loans	1,035,290	708,366
Deferred loan origination costs and fees, net	1,175	870
Allowance for loan losses	(12,218)	(9,279)
Loans, net	$1,024,247	$699,957

Real estate mortgage loans are primarily secured by mortgages on commercial property.

During 2006, HBC purchased $10,306,000 of home equity loans from another bank.  The premium that HBC paid over the face value of the loans was insignificant.  The purchased loans are considered to be of satisfactory credit quality.

Changes in the allowance for loan losses were as follows:

	Year ended December 31,
(Dollars in thousands)	2007	2006	2005
Balance, beginning of year	$9,279	$10,224	$12,497
Loans charged-off	(104)	(831)	(3,273)
Recoveries	929	389	1,358
Net recoveries (charge-offs)	825	(442)	(1,915)
Provision for loan losses	(11)	(503)	313
Reclassification of allowance for loan losses	-	-	671	(1)
Allowance acquired in bank acquisition	2,125	-	-
Balance, end of year	$12,218	$9,279	$10,224

(1)
The Company reclassified $671,000 of the allowance allocated to $32 million of commercial asset based loans that were reclassified to loans held-for-sale as of December 31, 2005.  Thus, the carrying value of these loans held-for-sale includes an allowance for loan losses of $671,000.

Impaired loans were as follows:

(Dollars in thousands)	2007	2006
Year-end loans with no allocated allowance for loan losses	$439	$1,020
Year-end loans with allocated allowance for loan losses	6,620	8,011
Total	$7,059	$9,031

(Dollars in thousands)	2007	2006	2005
Amount of the allowance for loan losses allocated at year-end	$1,478	$1,226	$2,656
Average of impaired loans during the year	$8,329	$13,551	$16,823
Cash basis interest income recognized during impairment	$103	$28	$110
Interest income during impairment	$1,031	$1,012	$885

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans.  Nonperforming loans were as follows at year-end:

(Dollars in thousands)	2007	2006
Loans past due over 90 days still on accrual	$101	$451
Nonaccrual loans	$3,363	$3,866

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

HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties:

(Dollars in thousands)	2007
Balance, beginning of year	$2
Advances on loans during the year	1,300
Repayment on loans during the year	(1,301)
Balance, end of year	$1

At December 31, 2007 and 2006, the Company serviced SBA loans sold to the secondary market of approximately $177,161,000 and $188,844,000.

Activity for loan servicing rights follows:

(Dollars in thousands)	2007	2006
Beginning of year balance	$2,154	$2,171
Additions	575	1,195
Amortization	(975)	(1,212)
End of year balance	$1,754	$2,154

Loan servicing income is reported net of amortization. There was no valuation allowance as of December 31, 2007 and 2006, as the fair market value of the assets was greater than the carrying value. The estimated fair value of loan servicing rights was $2,333,000 and $3,562,000 at December 31, 2007 and 2006.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA and other guaranteed loans.  The weighted average servicing rate for all loans serviced was 1.60% and 1.70% at December 31, 2007 and 2006, respectively. In recording the initial value of the servicing rights and the fair value of the I/O strip receivable, the Company uses estimates which are based on management’s expectations of future prepayment and discount rates. Management’s estimate of constant prepayment rate (“CPR”) was 18.7% and 17.7% for the years ended December 31, 2007 and 2006, respectively.  The weighted average discount rate assumption was 9.7% and 9.8% for the years ended December 31, 2007 and 2006, respectively.  These prepayment and discount rates were based on current market conditions and historical performance of the various loan pools.  If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing rights may have to be adjusted through a charge to earnings.  A corresponding decrease in the value of the I/O strip receivable would also be expected.

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

At December 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows on the I/O strip to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$2,332
Weighted average life (in years)	3.4
Prepayment speed assumption (annual rate)	21.4%
Impact on fair value of 10% adverse change in prepayment speed (CPR 23.5%)	$(127)
Impact on fair value of 20% adverse change in prepayment speed (CPR 25.6%)	$(245)
Residual cash flow discount rate assumption (annual)	20.0%
Impact on fair value of 10% adverse change in discount rate (22.0% discount rate)	$(96)
Impact on fair value of 20% adverse change in discount rate (24.0% discount rate)	$(184)

Activity for I/O strip receivables in 2007 and 2006 follows:

(Dollars in thousands)	2007	2006
Beginning of year balance	$4,537	$4,679
Additions	27	1,272
Amortization	(991)	(1,229)
Unrealized loss	(1,241)	(185)
End of year balance	$2,332	$4,537

(4) Premises and Equipment

Premises and equipment at year end were as follows:

(Dollars in thousands)	2007	2006
Building	$3,243	$-
Land	2,900	-
Furniture and equipment	6,031	4,704
Leasehold improvements	4,864	4,420
	17,038	9,124

Accumulated depreciation and amortization	(7,730)	(6,585)
Premises and equipment, net	$9,308	$2,539

Depreciation expense was $776,000, $662,000, and $988,000 in 2007, 2006, and 2005, respectively.

(5) Goodwill and Intangible Assets

Goodwill

The change in balance for goodwill during the year follows:

(Dollars in thousands)	2007
Beginning balance, January 1, 2007	$-
Recorded amounts during the year	43,181
Ending balance, December 31, 2007	$43,181

Acquired Intangible Assets

Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. Accumulated amortization of these intangible assets was $352,000 at December 31, 2007.

Estimated amortization expense for each of the next five years:

(Dollars in thousands)
2008	$741
2009	642
2010	575
2011	523
2012	492

(6) Acquisition of Diablo Valley Bank

The Company completed its acquisition of Diablo Valley Bank on June 20, 2007.  The transaction was valued at approximately $65 million, including payments for cancellation of options for Diablo Valley Bank common stock.  The merger consideration consisted of approximately $24 million in cash and the issuance of 1,732,298 shares of the Company’s common stock in exchange for all outstanding Diablo Valley Bank shares and stock options.  Prior to closing, Diablo Valley Bank redeemed all of its outstanding Series A Preferred Stock for an aggregate of approximately $6.7 million in cash (including dividend payments).  The consolidated financial statements of the Company for the year ended December 31, 2007 include purchase accounting adjustments to record the assets and liabilities of Diablo Valley Bank at their estimated fair values.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Cash and cash equivalents	$41,807
Securities available-for-sale	12,214
Net loans	203,805
Goodwill	43,181
Core deposit and customer relationship intangible assets	5,325
Premises and equipment	6,841
Corporate owned life insurance	1,026
Federal Home Loan Bank Stock	717
Other assets, net	2,615
Total assets acquired	317,531

Deposits	(249,023)
Other liabilities	(1,711)
Total liabilities	(250,734)
Net assets acquired	$66,797

None of the goodwill is deductible for tax purposes.

The Company’s cost to acquire Diablo Valley Bank is summarized as follows:

Cash paid to Diablo Valley Bank common shareholders and stock option holders	$24,002
Common stock issued to Diablo Valley Bank shareholders	41,397
Total consideration	65,399
Professional fees and other acquisition costs	1,398
Net assets acquired	$66,797

Diablo Valley Bank was acquired by the Company for several reasons.  Diablo Valley Bank was a profitable and fast growing bank in a geographic area where the Company wants to expand.  Diablo Valley Bank had experienced staff and the acquisition also enhanced the Company’s position in the East Bay area in the cities of Danville and Pleasanton.  The Company believes it can achieve significant cost savings from merging Diablo Valley Bank into Heritage Bank of Commerce.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007 and 2006.  The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and is not intended to be a projection of future results.

Unaudited
(Dollars in thousands, except per share data)	2007	2006
Net interest income	$56,805	$59,854
Net income	$15,193	$18,360
Net income per share - basic	$1.15	$1.36
Net income per share - diluted	$1.14	$1.34

(7) Deposits

The following table presents the scheduled maturities of time deposits, including brokered deposits, for the next five years:

(Dollars in thousands)	December 31, 2007
2008	$194,644
2009	17,482
2010	1,231
2011	44
2012	-
Total	$213,401

Deposits from executive officers, directors, and their affiliates were $9,691,000 at December 31, 2007.

(8) Borrowing Arrangements

FHLB Borrowings & Available Lines of Credit

The Company maintains a collateralized line of credit with the Federal Home Loan Bank (“the FHLB”) of San Francisco.  Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2007, the Company had $60 million of overnight borrowings from the FHLB, bearing interest at 4.05%. There were no outstanding advances at December 31, 2006. The Company has $164 million of loans and $11 million of securities pledged to the FHLB as collarteral on a line of credit of $94 million at December 31, 2007.

At December 31, 2007, the Company has Federal funds purchase arrangements and lines of credit available of $72 million.  There were no Fed Funds purchased at December 31, 2007 and 2006.

Securities sold under agreements to repurchase are secured by mortgage-backed securities carried at $12,993,000 and $27,694,000, respectively, at December 31, 2007 and 2006. The repurchase agreements, totaling $10,900,000 at December 31, 2007 mature in 2008.

Notes Payable to Subsidiary Grantor Trusts

The following is a summary of the notes payable to the Company’s subsidiary grantor trusts at December 31:

(Dollars in thousands)	2007	2006
Subordinated debentures due to Heritage Capital Trust I with interest payable semi-annually at 10.875%, redeemable with a premium beginning March 8, 2010 and with no premium beginning
March 8, 2020 and due March 8, 2030	$7,217	$7,217

Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-annually at 10.6%, redeemable with a
premium beginning September 7, 2010 and with no premium beginning
September 7, 2020 and due September 7, 2030	7,206	7,206

Subordinated debentures due to Heritage Statutory Trust II with interest payable semi-annually based on 3-month Libor plus 3.58%
(8.54% at December 31, 2007), redeemable with a premium beginning
July 31, 2006 and with no premium beginning July 31, 2011 and
due July 31, 2031	5,155	5,155

Subordinated debentures due to Heritage Statutory Trust III with interest payable semi-annually based on 3-month Libor plus 3.40%
(8.26% at December 31, 2007), redeemable with no premium beginning
September 26, 2012 and due September 26, 2032	4,124	4,124

Total	$23,702	$23,702

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trusts.

(9) Income Taxes

Income tax expense consisted of the following:

	December 31,
(Dollars in thousands)	2007	2006	2005
Currently payable tax:
Federal	$6,013	$7,472	$5,921
State	2,349	2,084	1,719
Total currently payable	8,362	9,556	7,640

Deferred tax (benefit)
Federal	(223)	(258)	(292)
State	(2)	(61)	(68)
Total deferred tax (benefit)	(225)	(319)	(360)
Income tax expense	$8,137	$9,237	$7,280

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2007	2006	2005
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	7.2%	5.6%	4.9%
Low income housing credits	-4.9%	-3.9%	-4.3%
Non-taxable interest income	-0.2%	-0.2%	-0.3%
Increase in cash surrender value of life insurance	-2.3%	-1.9%	-2.0%
Stock based compensation	1.1%	0.7%	-
Other	0.7%	-0.5%	0.2%
Effective tax rate	36.6%	34.8%	33.5%

Net deferred tax assets at year-end consist of the following:

(Dollars in thousands)	2007	2006
Deferred tax assets:
Allowance for loan losses	$5,061	$3,901
Deferred compensation	4,750	4,183
Net operating loss carryforward	163	-
Fixed Assets	780	924
Postretirement benefit obligation	741	799
Accrued expenses	717	524
State income taxes	715	729
Loans	373	-
Loans held for sale	-	389
Securities available-for-sale and I/O strips	-	646
Other	561	322
Total deferred tax assets	13,861	12,417

Deferred tax liabilities:
FHLB Stock	(253)	(150)
Loan fees	(456)	(606)
Securities available-for-sale and I/O strips	(95)	-
Intangible assets	(2,091)	-
Prepaid expenses	(332)	(277)
Other	(489)	(215)
Total deferred tax liabilities	(3,716)	(1,248)
Net deferred tax assets	$10,145	$11,169

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income of the state of California.  The Company is no longer subject to examination by taxing authorities for years before 2004.

At year end 2007, the Company has a California net operating loss carryforwards acquired from the Diablo Valley Bank acquisition of approximately $2,300,000 which will expire in 2022 if not utilized.

 (10) Stock option plan

The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. On May 25, 2006, the Company’s shareholders approved an amendment to the Heritage Commerce Corp 2004 Stock Option Plan by authorizing 550,000 additional shares available for option grants.  As of December 31, 2007, there are 73,134 shares available for future grants under the Plan.

Option activity under the Plan is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
Total Stock Options	of Shares	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2007	752,983	$16.56
Granted	384,000	$21.97
Exercised	(83,875)	$9.56
Forfeited or expired	(42,446)	$20.97
Outstanding at December 31, 2007	1,010,662	$19.02	7.5	$1,993,000
Vested or expected to vest	970,236	$19.02	7.5	$1,914,000
Exercisable at December 31, 2007	492,664	$16.02	6.0	$1,854,000

Information related to the stock option plan during each year follows:

	2007	2006	2005
Intrinsic value of options exercised	$1,105,000	$2,435,000	$3,791,000
Cash received from option exercise	$802,000	$1,812,000	$3,641,000
Tax benefit realized from option exercises	$406,000	$706,000	$1,086,000
Weighted average fair value of options granted	$6.10	$7.57	$5.93

As of December 31, 2007, there was $3,545,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s stock option plan.  That cost is expected to be recognized over a weighted-average period of approximately 2.9 years.  The total fair value of options vested during 2007 is approximately $1,159,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2007	2006	2005
Expected life in months (1)	72	84	84
Volatility (1)	22%	21%	21%
Weighted average risk-free interest rate (2)	4.49%	4.85%	4.14%
Expected dividends (3)	1.18%	0.85%	0%

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

The Company granted 51,000 restricted shares of its common stock to an executive officer pursuant to the terms of a restricted stock agreement, dated March 17, 2005.  The grant price was $18.15.  Under the terms of the agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided the executive officer is still with the Company, subject to accelerated vesting upon a change of control, termination without cause, termination by the executive officer for good reason (as defined by the executive employment agreement), death or disability.  The fair value of stock award at the grant date was $926,000, which is being amortized to expense over the six-year vesting period on the straight-line method.  Amortization expense was $154,000 in 2007 and 2006, and $123,000 in 2005.

(11) Leases

Operating Leases

The Company owns one of its offices and leases the others under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:
(Dollars in thousands)
Year ending December 31,
2008	$2,142
2009	2,022
2010	2,175
2011	2,033
2012	2,044
Thereafter	4,203
Total	$14,619

Rent expense under operating leases was $2,644,000, $2,375,000, and $2,402,000, respectively, in 2007, 2006, and 2005.

(12) Benefit Plans

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company has made a discretionary matching contribution of up to $1,500 for each employee’s contributions in 2007, 2006 and 2005.  Contribution expense was $315,000, $279,000, and $271,000 in 2007, 2006 and 2005.

The Company sponsors a non contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company. Employer contributions to the ESOP are discretionary. Contribution expense was $247,000, $400,000 and $177,087 in 2007, 2006, and 2005. At December 31, 2007, the ESOP owned approximately 142,000 shares of the Company’s stock.

On September 7, 2001, the ESOP borrowed $1,000,000 from an unaffiliated third party lender to fund the purchase of common stock of the Company.  This loan was paid off in June 2005.  The loan was collateralized by the shares of the Company’s common stock held by the ESOP.

The Company has a nonqualified deferred compensation plan for its directors (“Deferral Plan”). Under the Deferral Plan, a participating director may defer up to 100% of his monthly board fees into the Deferral Plan for up to ten years. Amounts deferred earn interest. The director may elect a distribution schedule of up to ten years. The Company’s deferred compensation obligation of $562,000 and $484,000 as of December 31, 2007 and 2006 is included in “Accrued interest payable and other liabilities.”

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

The Company has a supplemental retirement plan covering key executives and directors (“Plan”). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets.  The combined number of active and retired/terminated participants in the Plan was 52 at December 31, 2007. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement.  The Company has purchased insurance on the lives of the directors and executive officers in the plan. If the life insurance contract is terminated by the Company, the Company will have the obligation to pay the retirement and death benefits. The accrued pension obligation was $11,499,000 and $10,478,000 as of December 31, 2007 and 2006, respectively, and is included in “Accrued interest payable and other liabilities”.  The Plan had accumulated other comprehensive loss before taxes of $1,765,000 and $1,902,000, respectively, as of December 31, 2007 and 2006.  The measurement date of the plan is December 31.

The following table sets forth the Plan’s status at December 31:

(Dollars in thousands)	2007	2006
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$10,478	$9,782
Service cost	734	799
Interest cost	619	552
Actuarial (gain)/loss	(30)	(422)
Benefits paid	(302)	(233)
Projected benefit obligation at end of year	$11,499	$10,478

Unfunded Status	$(11,499)	$(10,478)
Unrecognized net actuarial (gain)/loss	1,765	1,902
Net amount recognized	$(9,734)	$(8,576)

Amounts recognized in accumulated other comprehensive loss
Net acturial loss	$1,594	$1,694
Prior service cost	171	208
Accumulated other comprehensive loss	$1,765	$1,902

Weighted-average assumptions as of December 31
Discount rate	6.45%	5.98%
Rate of compensation increase	N/A	N/A
Expected return on Plan assets	N/A	N/A

Benefits, which reflect anticipated future events, service and others, are expected to be paid over the following years:

Estimated
Year (Dollars in thousands)	Benefit Payments
2008	$430
2009	451
2010	477
2011	595
2012	728
2013 to 2017	5,162

The components of pension cost for the nonqualified supplemental retirement defined benefit plan were as follows:

(Dollars in thousands)	2007	2006
Components of net periodic benefits cost
Service cost	$734	$799
Interest cost	619	552
Amortization of net acturial and prior serice cost loss	106	180
Net periodic benefit cost	$1,459	$1,531

The net periodic benefit cost was determined using the following assumptions:

	2007	2006
Discount rate	5.98%	5.68%
Rate of increase in future compensation levels for determining expense	N/A	N/A
Expected return on Plan assets	N/A	N/A

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

The carrying amounts and estimated fair values of the Company’s financial instruments at year-end were as follows:

	2007		2006
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in thousands)	Amounts	Value	Amounts	Value
Assets
Cash and cash equivalents	$49,093	$49,093	$49,385	$49,385
Securities	135,402	135,402	172,298	172,298
Loans, including loans held for sale, net	1,024,247	1,011,683	733,709	723,302
FHLB and FRB Stock	7,002	N/A	6,113	N/A
Accrued interest receivable	5,131	5,131	4,876	4,876

Liabilities
Time deposits	$213,401	$214,151	$174,073	$173,953
Other deposits	850,825	850,825	672,520	672,520
Securities sold under agreement to repurchase	10,900	10,881	21,800	21,421
Other short-term borrowings	60,000	60,000	-	-
Notes payable subsidiary grantor trusts	23,702	24,010	23,702	25,820
Accrued interest payable	1,844	1,844	2,048	2,048

The following methods and assumptions were used to estimate the fair value in the table, above:

Cash and Cash Equivalents and Accrued Interest Receivable and Payable

The carrying amount approximates fair value because of the short maturities of these instruments.

Securities

Security fair values are based on market prices or dealer quotes and, if no such information is available, on the rate and term of the security and information about the issuer.  It was not practical to determine the fair value of FHLB and FRB stock due to the restrictions placed on transferability.

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

Other Short-term Borrowings

The carrying amount approximates the fair value of short-term borrowings that reprice frequently and fully.

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

Commitments to extend credit as of December 31, 2007 and 2006 were as follows:

(Dollars in thousands)	2007	2006
Commitments to extend credit	$444,172	$310,200
Standby letters of credit	21,143	12,020
Commitments to fund	$465,315	$322,220

Generally, commitments to extend credit as of December 31, 2007 are at variable rates, typically based on the prime rate (with a margin). Commitments generally expire within one year.

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

The Company is required to maintain noninterest bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2007, the Company maintained reserves of $3,289,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Claims

The Company is involved in certain legal actions arising from normal business activities.  Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

(15) Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 2007 and 2006, the Company and HBC meet all capital adequacy guidelines to which they are subject.

The most recent notification from the FDIC as of December 31, 2007 categorized HBC as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s actual and required consolidated capital amounts and ratios are presented in the following table:

	Actual		For Capital Adequacy Purposes
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital	$153,687	12.5%	$98,203	8.0%
(to risk-weighted assets)
Tier 1 Capital	$141,226	11.5%	$49,122	4.0%
(to risk-weighted assets)
Tier 1 Capital	$141,226	11.1%	$51,123	4.0%
(to average assets)

As of December 31, 2006
Total Capital	$157,356	18.4%	$68,416	8.0%
(to risk-weighted assets)
Tier 1 Capital	$147,600	17.3%	$34,127	4.0%
(to risk-weighted assets)
Tier 1 Capital	$147,600	13.6%	$43,412	4.0%
(to average assets)

HBC’s actual capital and required amounts and ratios are presented in the following table:
					To Be Well-Capitalized Under Prompt
	Actual		For Capital Adequacy Purposes		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total Capital	$144,154	11.8%	$98,064	8.0%	$122,580	10.0%
(to risk-weighted assets)
Tier 1 Capital	$131,693	10.7%	$49,048	4.0%	$73,572	6.0%
(to risk-weighted assets)
Tier 1 Capital	$131,693	10.4%	$50,798	4.0%	$63,497	5.0%
(to average assets)

As of December 31, 2006
Total Capital	$154,711	18.1%	$68,381	8.0%	$85,476	10.0%
(to risk-weighted assets)
Tier 1 Capital	$144,955	17.0%	$34,107	4.0%	$51,161	6.0%
(to risk-weighted assets)
Tier 1 Capital	$144,955	13.4%	$43,270	4.0%	$54,088	5.0%
(to average assets)

Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefore. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings, or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At December 31, 2007, the amount available for such dividends without prior regulatory approval was approximately $17,503,000 for HBC. Similar restrictions apply to the amounts and sum of loan advances and other transfers of funds from HBC to the parent Company.

(16) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets
	December 31,
(Dollars in thousands)	2007	2006
Assets
Cash and cash equivalents	$9,391	$2,104
Investment in subsidiary bank	178,290	143,175
Investment in subsidiary trusts	702	702
Other assets	723	1,131
Total assets	$189,106	$147,112

Liabilities and Shareholders' Equity
Notes payable to subsidiary trusts	$23,702	$23,702
Other liabilities	580	590
Shareholders' equity	164,824	122,820
Total liabilities and shareholders' equity	$189,106	$147,112

Condensed Statements of Income and Comprehensive Income
	For the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Interest income	$24	$27	$63
Dividend from subsidiary bank	25,699	10,000	-
Interest expense	(2,331)	(2,310)	(2,136)
Other expenses	(2,156)	(1,431)	(1,130)
Income (loss) before equity in undistributed net income of subsidiary bank	21,236	6,286	(3,203)
Equity in undistributed net income of subsidiary bank	(8,739)	9,666	16,576
Income tax benefit	1,599	1,318	1,073
Net income	$14,096	$17,270	$14,446

Condensed Statements of Cash Flows
	For the Year Ended December 31,
(Dollars in thousands)	2007	2006	2005
Cash flows from operating activities:
Net Income	$14,096	$17,270	$14,446
Adjustments to reconcile net income to net cash provided by (used in) operations:
Amortization of restricted stock award	154	154	123
Equity in undistributed net income of subsidiary bank	8,739	(9,666)	(16,576)
Net change in other assets and liabilities	399	3	(944)
Net cash provided by (used in) operating activities	23,388	7,761	(2,951)

Cash flows from financing activities:
Exercise of stock options	802	1,812	3,641
Common stock repurchased	(13,653)	(7,888)	(5,732)
Dividends paid	(3,250)	(2,357)	-
Other, net	-	-	(12)
Net cash provided by (used in) financing activities	(16,101)	(8,433)	(2,103)
Net increase (decrease) in cash and cash equivalents	7,287	(672)	(5,054)
Cash and cash equivalents, beginning of year	2,104	2,776	7,830
Cash and cash equivalents, end of year	$9,391	$2,104	$2,776

(17) Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	For the Quarters Ended
(Dollars in thousands, except per share amounts)	12/31/2007 (1)	9/30/2007 (1)	06/30/07	03/31/07
Interest income	$21,056	$22,105	$18,317	$17,234
Interest expense	7,261	8,324	5,924	5,503
Net interest income	13,795	13,781	12,393	11,731
Provision for loan losses	725	(500)	-	(236)
Net interest income after provision for loan losses	13,070	14,281	12,393	11,967
Noninterest income (2)	1,636	1,639	2,262	2,515
Noninterest expense	10,212	10,518	8,500	8,300
Income before income taxes	4,494	5,402	6,155	6,182
Income tax expense	1,686	2,162	2,140	2,149
Net income	$2,808	$3,240	$4,015	$4,033

Earnings per share
Basic	$0.22	$0.24	$0.34	$0.35
Diluted	$0.21	$0.24	$0.33	$0.34

(1) As Discussed in Note 1, the Company completed its acquisition of Diablo Valley Bank on June 20, 2007. The  acquisition significantly increased the Company’s revenues and expenses.

(2) Noninterest income decreased in the third and fourth quarters due to a strategic decision to cease loan sales in favor of retaining SBA loans.

	For the Quarters Ended
(Dollars in thousands, except per share amounts)	12/31/06	09/30/06	06/30/06	03/31/06
Interest income	$18,737	$18,568	$18,392	$17,260
Interest expense	5,936	5,754	5,766	5,069
Net interest income	12,801	12,814	12,626	12,191
Provision for loan losses	100	-	(114)	(489)
Net interest income after provision for loan losses	12,701	12,814	12,740	12,680
Noninterest income	2,390	2,299	2,257	2,894
Noninterest expense	8,703	8,312	8,492	8,761
Income before income taxes	6,388	6,801	6,505	6,813
Income tax expense	2,036	2,448	2,316	2,437
Net income	$4,352	$4,353	$4,189	$4,376

Earnings per share
Basic	$0.37	$0.37	$0.35	$0.37
Diluted	$0.37	$0.36	$0.35	$0.36

EXHIBIT INDEX

		Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K or 8-A Dated	10-Q Dated	10-K Dated	Exhibit No.
2.1	Agreement and Plan of Merger, dated February 8, 2007, by and between Heritage Commerce Corp, Heritage Bank of Commerce and Diablo Valley Bank					3/16/07	2.1
3.1	Heritage Commerce Corp Restated Articles of Incorporation as Amended effective May 26, 2005			6/2/05			3.1
3.2	Heritage Commerce Corp Bylaws as amended to November 15, 2007			11/20/07			3.2
4.1	The indenture, dated as of March 23, 2000, between Heritage Commerce Corp, as Issuer, and the Bank of New York, as Trustee					4/6/01 (10-K/A Amendment No. 1)	4.1
4.2	Amended and restated Declaration of Trust, Heritage Capital Trust I, dated as of March 23, 2000					4/6/01 (10-K/A Amendment No. 1)	4.2
4.3	The indenture, dated as of September 7, 2000, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					4/6/01 (10-K/A Amendment No. 1)	4.3
4.4	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust I, dated as of September 7, 2000					4/6/01 (10-K/A Amendment No. 1)	4.4
4.5	The indenture, dated as of July 31, 2001, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					3/28/02	4.5
4.6	Amended and restated Declaration of Trust, Heritage Statutory Trust II, dated as of July 31, 2001					3/28/02	4.6
4.7	The indenture, dated as of September 26, 2002, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company, of Connecticut, National Association, as Trustee					3/28/03	4.7
4.8	Amended and restated Declaration of Trust, Heritage Commerce Corp Statutory Trust III, dated as of September 26, 2002					3/28/03	4.8
10.1	Real Property Leases for properties located at 150 Almaden Blvd., San Jose.		78	6/21/05			10.1

10.2	Heritage Commerce Corp Management Incentive Plan			5/3/05			10.2
10.3	Agreement between Fiserv Solutions, Inc. and Heritage Commerce Corp dated October 20, 2003					3/12/04	10.3
10.4	1994 Stock Option Plan and Form of Agreement		7/17/98				10.4
10.5	2004 Stock Option Plan and Form of Agreement		7/16/04				10.5
10.6	Restricted stock agreement with Mr. Kaczmarek dated March 17, 2005			3/22/05			10.6
10.7	2004 stock option agreement with Mr. Kaczmarek dated March 17, 2005			3/22/05			10.7
10.8	Non-qualified Deferred Compensation Plan					3/31/05	10.8
10.9	Director Deferred Fee Agreement with James R. Blair dated June 30, 1997					3/31/05	10.9
10.10	Director Deferred Fee Agreement with Jack Peckham dated June 30, 1997					3/31/05	10.10
10.11	Purchase Agreement dated January 31, 2006 between Heritage Commerce Corp and County Bank					3/28/06	10.11
10.12	Third Amendment to Lease for Registrant's Principle Office			8/17/05			10.12
10.13	Fourth Amendment to Lease for Registrant's Principle Office			8/17/05			10.13
10.14	Fourth Amendment to Sublease for Registrant’s Principle Office			6/21/05			10.14
10.15	Amended and Restated Employment agreement with Walter Kaczmarek dated October 17, 2007 *			10/22/07			10.15
10.16	Amended and Restated Employment agreement with Lawrence McGovern dated October 17, 2007 *			10/22/07			10.16
10.17	Amended and Restated Employment agreement with Lawrence McGovern dated October 17, 2007 *		79	10/22/07			10.17

10.18	Amended and Restated Employment agreement with Richard Hagarty dated October 17, 2007 *			10/22/07			10.18
10.19	2005 Heritage Commerce Corp Supplemental Plan *	X
10.20	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers *	X
10.21	Form of Endorsement Method Split Dollar Plan Agreement for Directors *	X
10.22	Director Compensation Agreement with Frank Bisceglia, dated June 19, 1997, as amended *	X
10.23	Director Compensation Agreement with James R. Blair, dated June 19, 1997, as amended *	X
10.24	Director Compensation Agreement with Jack Conner, dated May 24, 2007 *	X
10.25	Director Compensation Agreement with William Del Biaggio, Jr., dated June 19, 1997, as amended *	X
10.26	Director Compensation Agreement with Robert T. Moles, dated September 29, 2004, as amended *	X
10.27	Director Compensation Agreement with Louis O. Normandin, dated June 19, 1997, as amended *	X
10.28	Director Compensation Agreement with Jack L. Peckham, dated June 19, 1997, as amended *	X
10.29	Director Compensation Agreement with Humphery P. Polanen, dated June 19, 1997, as amended *	X
10.30	Director Compensation Agreement with Charles Toeniskoetter, dated May 23, 2002, as amended *	X
10.31	Director Compensation Agreement with Ranson W. Webster, dated June 19, 1997, as amended *	X
21.1	Subsidiaries of the registrant					3/16/07	21.1
23.1	Consent of Crowe Chizek and Company LLP	X	80

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	X
* Management contract or compensatory plan or arrangement.