Form 10-Q
period 2008-03-31
HERITAGE COMMERCE CORP
filed 2008-05-09
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

    The Registrant had 12,010,165 shares of Common Stock outstanding on April 18, 2008.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash and due from banks	$28,356	$39,793
Federal funds sold	100	9,300
Total cash and cash equivalents	28,456	49,093
Securities available-for-sale, at fair value	130,784	135,402
Loans, net of deferred costs	1,131,805	1,036,465
Allowance for loan losses	(13,434)	(12,218)
Loans, net	1,118,371	1,024,247

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,141	7,002
Company owned life insurance	39,402	38,643
Premises and equipment, net	9,193	9,308
Goodwill	43,181	43,181
Intangible Assets	4,760	4,972
Accrued interest receivable and other assets	33,439	35,624
Total assets	$1,414,727	$1,347,472

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$254,938	$268,005
Demand, interest bearing	159,046	150,527
Savings and money market	494,912	432,293
Time deposits, under $100	35,095	34,092
Time deposits, $100 and over	161,840	139,562
Brokered deposits	65,873	39,747
Total deposits	1,171,704	1,064,226
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	35,900	10,900
Other short-term borrowings	5,000	60,000
Accrued interest payable and other liabilities	25,649	23,820
Total liabilities	1,261,955	1,182,648

Commitments and contingencies (note 7)

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 12,170,346 at March 31, 2008 and 12,774,926 at December 31, 2007	82,120	92,414
Retained earnings	70,797	73,298
Accumulated other comprehensive loss	(145)	(888)
Total shareholders' equity	152,772	164,824
Total liabilities and shareholders' equity	$1,414,727	$1,347,472

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Income Statements (Unaudited)
	Three Months Ended
	March 31,
	2008	2007
Interest income:	(Dollars in thousands, except per share data)
Loans, including fees	$18,355	$14,670
Securities, taxable	1,477	1,909
Securities, non-taxable	24	44
Interest bearing deposits in other financial institutions	7	32
Federal funds sold	32	579
Total interest income	19,895	17,234

Interest expense:
Deposits	5,717	4,785
Notes payable to subsidiary grantor trusts	557	581
Repurchase agreements	156	137
Other short-term borrowings	361	-
Total interest expense	6,791	5,503
Net interest income	13,104	11,731
Provision for loan losses	1,650	(236)
Net interest income after provision for loan losses	11,454	11,967

Noninterest income:
Gain on sale of SBA loans	-	1,011
Servicing income	479	517
Increase in cash surrender value of life insurance	398	345
Service charges and fees on deposit accounts	415	274
Other	222	368
Total noninterest income	1,514	2,515

Noninterest expense:
Salaries and employee benefits	6,059	4,888
Occupancy	902	765
Professional fees	665	337
Low income housing investment losses and writedowns	210	237
Client services	224	230
Advertising and promotion	180	212
Data processing	245	203
Furniture and equipment	217	110
Retirement plan expense	53	61
Amortization of intangible assets	212	-
Other	1,613	1,257
Total noninterest expense	10,580	8,300
Income before income taxes	2,388	6,182
Income tax expense	684	2,149
Net income	$1,704	$4,033

Earnings per share:
Basic	$0.14	$0.35
Diluted	$0.14	$0.34

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Shareholders' Equity (Unaudited)
Three Months Ended March 31, 2008 and 2007
				Accumlated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income
	(Dollars in thousands, except share data)
Balance, January 1, 2007	11,656,943	$62,363	$62,452	$(1,995	$122,820
Net Income	-	-	4,033	-	4,033	$4,033
Net change in unrealized gain on securities
available-for-sale and Interest-Only strips, net of
reclassification adjustment and deferred income tax	-	-	-	268	268	268
Decrease in pension liability, net of
deferred income tax	-	-	-	15	15	15
Total comprehensive income						$4,316
Amortization of restricted stock award	-	38	-	-	38
Dividend declared on commom stock, $0.06 per share	-	-	(699)	-	(699)
Commom stock repurchased	(35,000)	(892)	-	-	(892)
Stock option expense	-	215	-	-	215
Stock options exercised, including related tax benefits of $78	14,885	234	-	-	234
Balance, March 31, 2007	11,636,828	$61,958	$65,786	$(1,712	$126,032

Balance, January 1, 2008	12,774,926	$92,414	$73,298	$(888)	$164,824
Cumulative effect adjustment upon adoption of EITF 06-4,
net of deferred income taxes	-	-	(3,182)	-	(3,182)
Net Income	-	-	1,704	-	1,704	$1,704
Net change in unrealized gain on securities
available-for-sale and Interest-Only strips, net of
reclassification adjustment and deferred income tax	-	-	-	729	729	729
Decrease in pension liability, net of
deferred income tax	-	-	-	14	14	14
Total comprehensive income						$2,447
Amortization of restricted stock award	-	38	-	-	38
Dividend declared on commom stock, $0.08 per share	-	-	(1,023)	-	(1,023)
Commom stock repurchased	(613,362)	(10,765)	-	-	(10,765)
Stock option expense	-	342	-	-	342
Stock options exercised, including related tax benefits of $10	8,782	91	-	-	91
Balance, March 31, 2008	12,170,346	$82,120	$70,797	$(145)	$152,772

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Cash Flows (Unaudited)
	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,704	$4,033
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231	150
Provision for loan losses	1,650	(236)
Stock option expense	342	215
Amortization of intangible assets	212	-
Amortization of restricted stock award	38	38
Amortization of discounts and premiums on securities	67	77
Gain on sale of SBA loans	-	(1,011)
Proceeds from sales of SBA loans held for sale	-	19,849
Change in SBA loans held for sale	-	(9,953)
Increase in cash surrender value of life insurance	(398)	(344)
Effect of changes in:
Accrued interest receivable and other assets	4,027	2,960
Accrued interest payable and other liabilities	(3,633)	137
Net cash provided by operating activities	4,240	15,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	(95,774)	21,656
Purchases of securities available-for-sale	(7,141)	(2,295)
Maturities/paydowns/calls of securities available-for-sale	12,872	10,340
Purchase of life insurance	(361)	-
Purchase of premises and equipment	(116)	(57)
Purchase of Federal Home Loan Bank stock	(138)	(73)
Net cash provided by (used in) investing activities	(90,658)	29,571

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	107,478	37,304
Exercise of stock options	91	234
Common stock repurchased	(10,765)	(892)
Payment of dividends	(1,023)	(699)
Net change in other short-term borrowings	(55,000)	-
Net change in securities sold under agreement to repurchase	25,000	(6,700)
Net cash provided by financing activities	65,781	29,247
Net increase (decrease) in cash and cash equivalents	(20,637)	74,733
Cash and cash equivalents, beginning of period	49,093	49,385
Cash and cash equivalents, end of period	$28,456	$124,118

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,057	$6,050
Income taxes	$-	$-
Supplemental schedule of non-cash investing activity:
Transfer of portfolio loans to loans held for sale	$-	$972

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)

1)	Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein.  The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2007.  The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. On June 20, 2007, the Company completed its acquisition of Diablo Valley Bank (“DVB”). DVB was merged into HBC at the acquisition date.

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

The results for the three months ended March 31, 2008 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2008.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standard Board (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted EITF 06-4 on January 1, 2008. The adoption of EITF 06-4 resulted in a cumulative effect adjustment to retained earnings of $3.2 million, net of deferred taxes, at January 1, 2008. For the first quarter of 2008, the adoption of EITF 06-4 resulted in noninterest expense of $130,000, and it is anticipated that related noninterest expense for 2008 will be approximately $578,000.  Under the prior accounting method used by management, the Company recorded noninterest expense of $28,000 in the first quarter of 2007 and $194,000 for the year ended December 31, 2007.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position ("FSP") 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted this accounting standard on January 1, 2008. Except for additional disclosures in the notes to the financial statements, adoption of Statement 157 has not impacted the Company.

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement provides companies with an option to report selected financial assets and liabilities at fair value.  The Standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements 157, Fair Value Measurements, and 107, Disclosures about Fair Value of Financial Instruments.    This Statement is effective for the Company as of January 1, 2008. The Company did not elect the fair value option for any financial instruments.

On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”).  Previously, Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), stated that in measuring the fair value of a loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loans commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of this standard did not have a material impact on the Company’s financial statements.

Newly Issued, but not yet Effective Accounting Standards

In March 2008, FASB issued Statement 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

In December 2007, FASB issued Statement 160, Noncontrolling Interests in Consolidated Financial Statements. This statement is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement will be effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. Management has not completed its evaluation of the impact, if any, of adopting Statement 160.

2)        Securities Available-for-Sale
Securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows at March 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Treasury	$2,020	$(1)	$-	$-	$2,020	$(1)
U.S. Government Sponsored Entities	-	-	-	-	-	-
Mortgage-Backed Securities	7,548	(44)	40,078	(633)	47,626	(677)
Municipals - Tax Exempt	1,412	-	-	-	1,412	-
Collateralized Mortgage Obligations	-	-	2,463	(19)	2,463	(19)
Total	$10,980	$(45)	$42,541	$(652)	$53,521	$(697)

As of March 31, 2008, the Company held 77 securities, of which 17 had fair values below amortized cost.  Ten securities have been carried with an unrealized loss for over 12 months. Unrealized losses were primarily due to higher interest rates.  No security sustained a downgrade in credit rating.  The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.  Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2008.

Securities with fair value of $81,877,000, $41,626,000, and $50,394,000 as of March 31, 2008, December 31, and March 31, 2007 were pledged to secure public and certain other deposits as required by law or contract and other contractual obligations, respectively.  A portion of these deposits can only be secured by U.S. Treasury securities.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

3)	Stock-Based Compensation

The Company has a stock option plan (the “Option Plan”) for directors, officers, and key employees. The Option Plan provides for the grant of incentive and non-qualified stock options. The Option Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of March 31, 2008, there are 86,233 shares available for future grants under the Option Plan.  Option activity under the Option Plan is as follows:

			Weighted
		Weighted	Average	Aggregate
	Number	Average	Remaining	Intrinsic
Total Stock Options	of Shares	Exercise Price	Contractual Life	Value
Options Outstanding at January 1, 2008	1,010,662	$19.02
Granted	3,000	$18.39
Exercised	(8,782)	$9.24
Forfeited or expired	(16,099)	$20.75
Options Outstanding at March 31, 2008	988,781	$19.07	7.3	$2,015,000
Vested or expected to vest	949,230	$19.07	7.3	$2,651,000
Exercisable at March 31, 2008	533,289	$16.60	6.1	$1,778,000

As of March 31, 2008, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s Option Plan.  That cost is expected to be recognized over a weighted-average period of approximately 2.7 years.

The following table presents the assumptions used to estimate the fair value of options granted during the three month periods ending March 31, 2008 and 2007, respectively:

	2008	2007
Expected life in months (1)	72	72
Volatility (1)	23%	20%
Risk-free interest rate (2)	3.00%	4.71%
Expected dividends (3)	1.74%	0.88%

(1)	Estimate based on historical experience. Volatility is based on the historical volatility of the stock over the most recent period that is generally commensurate with the expected life of the option.
(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the options granted.
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

The Company awarded 51,000 restricted shares of common stock to Walter T. Kaczmarek, President and Chief Executive Officer of the Company, pursuant to the terms of a Restricted Stock Agreement dated March 17, 2005.  The grant price was $18.15.  Under the terms of the Restricted Stock Agreement, the restricted shares vest 25% per year at the end of years three, four, five and six, provided Mr. Kaczmarek is still with the Company, subject to accelerated vesting upon a change of control, termination without cause, termination by the executive officer for good reason (as defined by the executive employment agreement), death or disability.  On March 17, 2008, 12,750 shares became vested. The fair value of the stock award at the grant date was $926,000, which is being amortized to expense over the six-year vesting period on the straight-line method. Amortization expense for the three months ended March 31, 2008 and 2007 was $38,000.

4)	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method.  There were 762,341 and 220,946 stock options for three months ended March 31, 2008 and 2007, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share.  For each of the periods presented, net income is the same for basic and diluted earnings per share.  Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended
	March 31, 2008
	2008	2007
Weighted average common shares outstanding - used
in computing basic earnings per share	12,481,141	11,602,120
Dilutive effect of stock options outstanding,
using the treasury stock method	76,362	218,515
Shares used in computing diluted earnings per share	12,557,503	11,820,635

5)	Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which represents the changes in net assets during the period from non-owner sources. The Company's sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and Interest Only (“I/O”) strips, which are treated like available-for-sale securities, and the liability related to the Company's supplemental retirement plan.  The items in other comprehensive income are presented net of deferred income tax effects. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized gains and losses.  The Company’s comprehensive income follows:
	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Net Income	$ 1,704	$ 4,033
Other comprehensive income:
Unrealized gains on available-for-sale of securities
and I/O strips during the period	1,257	462
Deferred income tax	(528)	(194)
Net unrealized gains on available-for-sale
securities and I/O strips, net of deferred income tax	729	268

Pension liability adjustment during the period	24	26
Deferred income tax	(10)	(11)
Pension liability adjustment, net of deferred income tax	14	15
Other comprehensive income	743	283
Comprehensive income	$ 2,447	$ 4,316

6)	Supplementatal Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors.  The Plan is a nonqualified defined benefit plan.  Benefits are unsecured as there are no Plan assets.  The following table resents the amount of periodic cost recognized for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$203	$184
Interest cost	182	155
Prior service cost	9	9
Amortization of loss	14	17
Net periodic cost	$408	$365

7)	Commitments and Contingencies

Financial Instruments with Off-Balance Sheet Risk

HBC is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its clients. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk, in excess of the amounts recognized in the balance sheets. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay.

HBC uses the same credit policies in making commitments and conditional obligations as it does for loans. HBC controls the credit risk of these transactions through credit approvals, limits, and monitoring procedures. Management does not anticipate any significant losses as a result of these transactions.

Commitments to extend credit as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Commitments to extend credit	$484,812	$444,172
Standby letters of credit	5,255	21,143
	$490,067	$465,315

Generally, commitments to extend credit as of March 31, 2008 are at variable rates, typically based on the prime rate (with a margin). Commitments generally expire within one year.

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

8)	Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own suppositions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of I/O strip receivable assets is based on a valuation model used by an independent appraiser. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis
		Fair Value Measurements at March 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities	$130,784	$12,173	$118,611	$-
I/O strip receivables	$2,247	$-	$2,247	$-

Assets and Liabilities Measured on a Recurring Basis
Fair Value Measurements at March 31, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
		Identical Assets	Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Impaired loans	$9,910	$-	$9,910	$-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, were $9.9 million, with an allowance for loan losses of $1.6 million, resulting in an additional provision for loan losses of $116,000 for the quarter ended March 31, 2008.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or, in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, competition in the financial services industry, and other risks. All of the Company's operations and most of its customers are located in California.  In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See “Item 1A – Risk Factors” in this Report on Form 10-Q and in “Item 1A- Risk Factors” in our Annual Report on Form 10-K for the Year ended December 31, 2007 for further discussions of factors that could case actual result to differ from forward looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

EXECUTIVE SUMMARY

This summary is intended to identify the most important matters on which management focuses when it evaluates the financial condition and performance of the Company.  When evaluating financial condition and performance, management looks at certain key metrics and measures.  The Company’s evaluation includes comparisons with peer group financial institutions and its own performance objectives established in the internal planning process.

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

Performance Overview

For the three months ended March 31, 2008, net income was $1.7 million, or $0.14 per diluted share, compared to $4.0 million, or $0.34 per diluted share, for the three months ended March 31, 2007.  The Company’s Return on Average Assets was 0.50% and Return on Average Equity was 4.33% for the first quarter of 2008 compared to 1.57% and 13.12% a year ago.

The following are major factors impacting the Company’s results of operations:

•
Net interest income increased 12% to $13.1 million in the first quarter of 2008 from $11.7 million in the first quarter of 2007, primarily due to an increase in the volume of average interest earning assets as a result of the merger with Diablo Valley Bank ("DVB") on June 20, 2007 and significant new loan production.

•	Noninterest income decreased 40% to $1.5 million in the first quarter of 2008 from $2.5 million in the first quarter of 2007, primarily due to the strategic shift to retain SBA loan production.
•	The efficiency ratio was 72.38% in the first quarter of 2008, compared to 58.26% in the first quarter of 2007, primarily due to a lower net interest margin and no gains on sale of SBA loans.
•
Provision for loan losses increased to $1.7 million for the first quarter of 2008, compared to a credit provision of $236,000 in the first quarter of 2007, primarily reflecting the Company’s loan growth of $95.3 million.

The following are important factors in understanding our current financial condition and liquidity position:

•
Total assets increased by $344 million, or 32%, to $1.41 billion at March 31, 2008 from $1.07 billion at March 31, 2007, primarily due to the acquisition of DVB and loans and deposits generated by additional relationship managers hired in the past year, as well as a new office in Walnut Creek.

•	Gross loan balances (including loans held for sale) increased by $419 million, or 59%, from March 31, 2007 to March 31, 2008.
•
The primary liquidity ratio was 3.20% as of March 31, 2008, which is composed of net cash, non pledged securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets. The significant loan growth in the fourth quarter of 2008 contributed to the decrease in the liquidity ratio. We will look to attract deposits to increase this ratio. As of March 31, 2007 the primary liquidity ratio was 20.85%.

Deposits

Growth in deposits is an important metric management uses to measure market share.  The Company’s depositors are generally located in its primary market area.  Depending on loan demand and other funding requirements, the Company occasionally obtains deposits from wholesale sources including deposit brokers.  The Company had $65.9 million in brokered deposits at March 31, 2008.  The Company also seeks deposits from title insurance companies and real estate exchange facilitators.  The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.  The Company’s acquisition of Diablo Valley Bank in 2007 resulted in a significant growth in deposits and expanded the Company’s market area. Deposits for the first quarter grew by 10% to $1.2 billion compared to $1.1 billion at December 31, 2007.

Lending

Our lending business originates primarily through our branch offices located in our primary market.  While the economy in our primary service area has shown signs of weakening in late 2007 and early 2008, the Company has continued to experience strong loan growth.  Commercial and commercial real estate loans increased from December 31, 2007, as a result of key relationship manager additions over the past year and opportunities created by consolidation in the local banking industry.  We will continue to use and improve existing products to expand market share at current locations. Total loans increased to $1.1 billion for the first quarter of 2008 compared to $1.0 billion at December 31, 2007.

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

During the first quarter of 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 200 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company’s loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company’s primary funding source, these deposits tend to price more slowly than floating rate loans.

Management of Credit Risk

Because of its focus on business banking, loans to single borrowing entities are often larger than would be found in a more consumer oriented bank with many smaller, more homogenous loans.  The average size of its relationships makes the Company more susceptible to larger losses.  As a result of this concentration of larger risks, the Company has maintained an allowance for loan losses which is higher than would be indicated by its actual historic loss experience.  As the Company’s loan production has grown, its provision for loan losses also increased to $1.7 million in the first quarter of 2008 compared to a credit provision of $236,000 a year ago for the same period.

Noninterest Income

While net interest income remains the largest single component of total revenues, noninterest income is an important component.  A significant percentage of the Company’s noninterest income is associated with its SBA lending activity, either as gains on the sale of loans sold in the secondary market or servicing income from loans sold in the secondary market with retained servicing rights. Noninterest income will continue to be affected by the Company’s strategic decision in the third quarter of 2007 to retain rather than sell its SBA loans.

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance.  Over the last three years the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency.  Management monitors progress in reducing noninterest expense through review of the Company’s efficiency ratio.  The Company’s efficiency ratio was 72.38% in the first quarter of 2008 compared with 58.26% in the first quarter of 2007. The efficiency ratio increased in 2008 primarily due to compression of the Company’s net interest margin and a decrease in noninterest income. As a percentage of average assets, noninterest expense decreased to 3.09% in 2008 from 3.24% in the first quarter of 2007.

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well capitalized” at March 31, 2008.  As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.  In July, 2007, the Board of Directors authorized the repurchase of up to an additional $30 million of common stock through July, 2009. Through March 31, 2008, the Company has bought back 1,262,370 shares for a total of $23.1 million under the current stock repurchase plan. The repurchase program expires in July, 2009.  The repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice.  The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

Starting in 2006, the Company initiated the payment of quarterly cash dividends.  The Company’s general policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our financial condition and are not overly restrictive to our growth capacity.  On April 30, 2008, the Company declared an $0.08 per share quarterly cash dividend for the first quarter of 2008.  The dividend will be paid on June 6, 2008, to shareholders of record on May 16, 2008. The Company expects to pay quarterly cash dividends through 2008.

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

Net Interest Income and Net Interest Margin

In the first quarter of 2008, net interest income was $13.1 million, compared to $11.7 million in the first quarter of 2007.  The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated.  Average balances are based on daily averages.

Distribution, Rate and Yield

	For the Three Months Ended			For the Three Months Ended
	March 31, 2008			March 31, 2007
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross	$1,075,605	$18,355	6.86%	$719,243	$14,670	8.27%
Securities	137,810	1,501	4.38%	173,320	1,953	4.57%
Interest bearing deposits in other financial institutions	1,065	7	2.64%	2,624	32	4.95%
Federal funds sold	4,408	32	2.92%	44,417	579	5.29%
Total interest earning assets	1,218,888	$19,895	6.56%	939,604	$17,234	7.44%
Cash and due from banks	38,559			35,331
Premises and equipment, net	9,272			2,503
Goodwill and other intangible assets	48,084			-
Other assets	61,414			62,537
Total assets	$1,376,217			$1,039,975

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$148,469	$601	1.63%	$136,503	$765	2.27%
Savings and money market	476,592	2,889	2.44%	318,549	2,283	2.91%
Time deposits, under $100	34,625	320	3.72%	30,991	290	3.80%
Time deposits, $100 and over	146,732	1,389	3.81%	101,219	1,012	4.05%
Brokered time deposits	47,115	518	4.42%	41,435	435	4.26%
Notes payable to subsidiary grantor trusts	23,702	557	9.45%	23,702	581	9.94%
Securities sold under agreement to repurchase	22,164	156	2.83%	21,651	137	2.57%
Other short-term borrowings	41,099	361	3.53%	-	-	N/A
Total interest bearing liabilities	940,498	$6,791	2.90%	674,050	$5,503	3.31%
Demand, noninterest bearing	249,173			218,039
Other liabilities	28,118			23,244
Total liabilities	1,217,789			915,333
Shareholders' equity:	158,428			124,642
Total liabilities and shareholders' equity	$1,376,217			$1,039,975

Net interest income / margin		$13,104	4.32%		$11,731	5.06%

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

Volume and Rate Variances

	Three Months Ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$6,081	$(2,396)	$3,685
Securities	(387)	(65)	(452
Interest bearing deposits in other financial institutions	(10)	(15)	(25)
Federal funds sold	(290)	(257)	(547)
Total interest income from interest earnings assets	$5,394	$(2,733)	$2,661

Expense from the interest bearing liabilities:
Demand, interest bearing	$48	$(212)	$(164)
Savings and money market	958	(352)	606
Time deposits, under $100	34	(4)	30
Time deposits, $100 and over	431	(54)	377
Brokered time deposits	62	21	83
Notes payable to subsidiary grantor trusts	-	(24)	(24)
Securities sold under agreement to repurchase	4	15	19
Other short-term borrowings	361	-	361
Total interest expense on interest bearing liabilities	$1,898	$(610)	$1,288
Net interest income	$3,496	$(2,123)	$1,373

The Company’s net interest margin, expressed as a percentage of average earning assets, was 4.32% in the first quarter of 2008 relative to 5.06% in the first quarter of 2007. A substantial portion of the Company’s earning assets are variable-rate loans that re-price when the Company’s prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This causes the Company’s balance sheet to be asset-sensitive, which means that all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. This effect was visible during the first quarter of 2008, when the Company’s net interest margin decreased in correlation to decreases in short-term market interest rates. The prime rate and the Federal Reserve’s federal funds target rate decreased 300 basis points from September 2007 to March 2008.

Net interest income for 2008 increased $1.4 million, or 12% from first quarter of 2007.  The increase in 2008 was due to the increase in volume of average earning assets.  Average interest earning assets increased 30% in the first quarter of 2008 from the first quarter of 2007.  This increase was primarily attributable to the acquisition of DVB.  Average loans outstanding, including loans held for sale, increased $356.4 million in the first quarter of 2008 over the average in the first quarter of 2007.  Average Federal funds sold decreased $40.0 million in the first quarter of 2008 from the first quarter of 2007.  Average interest bearing liabilities increased 40% in the first quarter of 2008 from the first quarter of 2007.  The Company’s average rate paid on interest bearing liabilities decreased to 2.90% in the first quarter of 2008 from 3.31% in the first quarter of 2007.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance or reserve for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for loan losses and charging the shortfall, if any, to the current quarter’s expense. A credit provision for loan losses is recorded if the allowance would otherwise be more than warranted because of a significant decrease in impaired loans or total loans or material net recoveries during a quarter.  This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.  The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company’s market area.

In the first quarter of 2008, the Company had a provision for loan losses of $1.7 million compared to a credit provision for loan losses of $236,000 in the first quarter of 2007.  The increase in the provision for loan losses was primarily due to strong loan growth. The allowance for loan losses represented 1.19%, and 1.31% of total loans at March 31, 2008 and 2007, respectively. See additional discussion under the caption “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	March 31,		2007 versus 2006
	2008	2007	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$-	$1,011	$(1,011)	-100%
Servicing income	479	517	(38)	-7%
Increase in cash surrender value of life insurance	398	345	53	15%
Service charges and fees on deposit accounts	415	274	141	51%
Other	222	368	(146)	-40%
Total noninterest income	$1,514	$2,515	$(1,001)	-40%

For the three months ended March 31, 2008, noninterest income was $1.5 million compared to $2.5 million for the first quarter of 2007. Prior to the third quarter of 2007, a significant percentage of the Company’s noninterest income was associated with its SBA lending activity, as gain on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained.  However, beginning in the third quarter of 2007, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans. Reflecting the strategic shift to retain SBA loan production, gains from sale of loans dropped substantially in 2008 and will continue to decline on a comparative basis through the first three quarters of 2008. The reduction in noninterest income should be offset in future years with higher interest income, as a result of retaining SBA loan production.

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

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	March 31,		2008 versus 2007
	2008	2007	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,059	$4,888	$1,171	24%
Occupancy	902	765	137	18%
Professional fees	665	337	328	97%
Low income housing investment losses and writedowns	210	237	(27)	-11%
Client services	224	230	(6)	-3%
Advertising and promotion	180	212	(32)	-15%
Data processing	245	203	42	21%
Furniture and equipment	217	110	107	97%
Retirement plan expense	53	61	(8)	-13%
Amortization of intangible assets	212	-	212	100%
Other	1,613	1,257	356	28%
Total noninterest expense	$10,580	$8,300	$2,280	27%

The following table indicates the percentage of noninterest expense in each category:
	For The Three Months Ended March 31,
		Percent		Percent
	2008	of Total	2007	of Total
	(Dollars in thousands)
Salaries and employee benefits	$6,059	57%	$4,888	59%
Occupancy	902	9%	765	9%
Professional fees	665	6%	337	4%
Low income housing investment losses and writedowns	210	2%	237	3%
Client services	224	2%	230	3%
Advertising and promotion	180	2%	212	3%
Data processing	245	2%	203	2%
Furniture and equipment	217	2%	110	1%
Retirement plan expense	53	1%	61	1%
Amortization of intangible assets	212	2%	-	0%
Other	1,613	15%	1,257	15%
Total noninterest expense	$10,580	100%	$8,300	100%

Salaries and employee benefits, the single largest component of noninterest expense, increased $1.2 million for the three months ended March 31, 2008 from the same period in 2007.  The increase was primarily attributable to the acquisition of Diablo Valley Bank and the Company hiring a number of experienced bankers. Full-time equivalent employees were 229 and 193 at March 31, 2008 and 2007, respectively. The increase in occupancy, furniture and equipment was due to opening a new branch office in Walnut Creek in August 2007, as well as the addition of the Diablo Valley Bank offices in June 2007.

Professional fees increased $328,000 for the three months ended March 31, 2008 from the same period in 2007.  The increase in professional fees and data processing fees were due to the acquisition of Diablo Valley Bank and  additional branches and customer accounts after the merger with Diablo Valley Bank.

Other noninterest expenses increased $356,000 for the three months ended March 31, 2008 from the same period in 2007.  The increase was primarily attributable to overall growth of the Company.  Other noninterest expense as a percentage of total noninterest expense remained consistent at 15% for the three months ended March 31, 2008 and 2007.

Income Tax Expense

Income tax expense for the three months ended March 31, 2008 was $684,000, compared to $2.1 million for the same period in 2007. The following table shows the effective income tax rate for each period indicated.

	For the Three Months Ended
	March 31,
	2008	2007
Effective income tax rate	28.64%	34.76%

The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing and investments in tax-free municipal securities.  The effective tax rate in the first quarter of 2008 is 28.64% compared to 34.76% in the first quarter of 2007 because pre-tax income decreased while benefits from tax advantaged investments did not.

FINANCIAL CONDITION

As of March 31, 2008, total assets were $1.41 billion, compared to $1.07 billion as of March 31, 2007, before the acqusition of DVB on June 20, 2007.  Total securities available-for-sale (at fair value) were $131 million, a decrease of 21% from $165 million the year before.  The total loan portfolio (excluding loans held for sale) was $1.13 billion, an increase of 65% from $687 million for the first quarter of 2007.  Total deposits were $1.17 billion, an increase of 33% from $884 million the year before.  Securities sold under agreement to repurchase increased $21 million, or 138%, to $35.9 million at March 31, 2008, from $15.1 million at March 31, 2007.

Securities Portfolio

The following table reflects the amortized cost and fair market values for each category of securities at the dates indicated:

Securities Portfolio

	March 31,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$12,173	$5,985	$4,991
U.S. Government Sponsored Entities	26,847	53,081	35,803
Mortgage-Backed Securities	80,185	89,479	83,046
Municipals - Tax Exempt	4,143	7,844	4,114
Collateralized Mortgage Obligations	7,436	8,411	7,448
Total	$130,784	$164,800	$135,402

The following table summarizes the amounts and distribution of the Company’s securities available-for-sale and the weighted average yields at September 30, 2007:

	March 31, 2008
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$12,173	2.86%	$-	-	$-	-	$-	-	$12,173	2.86%
U.S. Government Sponsored Entities	18,111	4.64%	8,736	5.01%	-	-	-	-	26,847	4.76%
Mortgage Backed Securities	67	4.35%	1,675	3.02%	24,066	4.43%	54,377	4.57%	80,185	4.49%
Municipals - Tax Exempt	3,441	3.04%	702	3.88%	-	-	-	-	4,143	3.18%
Collateralized Mortgage Obligations	-	-	-	-	4,973	5.50%	2,463	2.69%	7,436	4.57%
Total available-for-sale	$33,792	3.83%	$11,113	4.64%	$29,039	4.61%	$56,840	4.49%	$130,784	4.36%

The securities portfolio is the second largest component of the Company’s interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company.  The portfolio serves the following purposes:  (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit decreases; (ii) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and (v) it can enhance the Company’s tax position by providing partially tax exempt income.

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

The Company’s portfolio is currently composed primarily of:  (i) U.S. Treasury and Government Sponsored Entity issues for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio.

Except for obligations of U.S. Government Sponsored Entities, no securities of a single issuer exceeded 10% of shareholders’ equity at March 31, 2008.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or to otherwise mitigate interest rate risk.

In the first quarter of 2008, the securities portfolio declined by $34 million, or 21%, and decreased to 9% of total assets at March 31, 2008 from 15% at March 31, 2007.  The overall change is not significant.  U.S. Treasury and U.S. Government Sponsored Entity securities decreased to 30% of the portfolio at March 31, 2008 from 36% at March 31, 2007.  The decrease was primarily due to maturities of U.S. Government Sponsored Entity securities.  Municipal securities, mortgage-backed securities and collateralized mortgage obligations remained fairly constant in the first quarter of 2008 compared to the first quarter of 2007.  The Company invests in securities with the available cash based on market conditions and the Company’s cash flow.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans (including loans held for sale) represented 80% of total assets at March 31, 2008, as compared to 67% at March 31, 2007.  The ratio of net loans to deposits increased to 95% at March 31, 2008 from 77% at March 31, 2007.  Demand for loans remains relatively strong within the Company’s markets although competition continues to intensify.  To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structuring loans.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	March 31,		March 31,		December 31,
	2008	% to Total	2007	% to Total	2007	% to Total
	(Dollars in thousands)
Commercial	$468,540	43%	$279,522	41%	$411,251	40%
Real estate - mortgage	384,060	32%	239,082	35%	361,211	35%
Real estate - land and construction	233,073	21%	128,663	19%	215,597	21%
Home equity	42,194	4%	36,067	5%	44,187	4%
Consumer	2,848	0%	2,620	0%	3,044	0%
Total loans	1,130,715	100%	685,954	100	1,035,290	100%
Deferred loan costs	1,090		624		1,175
Allowance for loan losses	(13,434)		(9,014)		(12,218)
Loans, net	$1,118,371		$677,564		$1,024,247

Total loans (exclusive of loans held of sale) were $1.1 billion at March 31, 2008, compared to $686 million at March 31, 2007.  The Company’s allowance for loan losses was $13.4 million, or 1.19% of total loans, at March 31, 2008, as compared to $9.0 million, or 1.31% of total loans, at March 31, 2007.  As of March 31, 2008 and 2007, the Company had $5.4 million and $3.3 million, respectively, in nonperforming assets.

The Company’s loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and real estate mortgage loans, with the balance in land development and construction and home equity and consumer loans. The increase in the Company’s loan portfolio in the first quarter of 2008 from the first quarter of 2007 is primarily due to the acquisition of DVB and significant new loan production.  The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 59% and 60% of its net loans were secured by real property as of March 31, 2008 and 2007, respectively. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). Prior to third quarter of 2007, the guaranteed portion of these loans were sold in the secondary market depending on market conditions. Once it was determined that these loans would be sold, these loans were classified as held for sale and carried at the lower of cost or market. When the guaranteed portion of an SBA loan was sold, the Company retained the servicing rights for the sold portion.  In the beginning of the third quarter of 2007, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans.

As of March 31, 2008, real estate mortgage loans of $384 million consist of adjustable and fixed rate loans secured by commercial property.  Properties securing the real estate mortgage loans are primarily located in the Company’s market area.  Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at present. However, the Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy, which could reduce the demand for loans and adversely impact the borrowers’ ability to repay their loans.

The Company’s real estate term loans are primarily based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that are easily sold in the secondary market may be granted for longer maturities.

The Company’s land and construction loans are primarily short term loans to finance the construction of commercial and single family residential properties.  The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

The Company makes consumer loans to finance automobiles, various types of consumer goods, and for other personal purposes. Additionally, the Company makes home equity lines of credit available to its clientele. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans.  For HBC, these lending limits were $28.8 million and $48.1 million at March 31, 2008.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of March 31, 2008. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of March 31, 2008, approximately 70% of the Company’s loan portfolio consisted of floating interest rate loans.

Loan Maturities

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$415,071	$40,501	$12,968	$468,540
Real estate - mortgage	120,476	171,377	92,207	384,060
Real estate - land and construction	222,673	10,400	-	233,073
Home equity	36,330	216	5,648	42,194
Consumer	1,592	1,256	-	2,848
Total loans	$796,143	$223,749	$110,823	$1,130,715

Loans with variable interest rates	$725,302	$63,666	$5,379	$794,347
Loans with fixed interest rates	70,841	160,083	105,444	336,368
Total loans	$796,143	$223,749	$110,823	$1,130,715

Loan Servicing

As of March 31, 2008 and 2007, $170 million and $194 million, respectively, in SBA loans were serviced by the Company for others.

Activity for loan servicing rights was as follows:
	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Beginning of period balance at January 1,	$1,754	$2,154
Additions	-	316
Amortization	(204)	(280)
End of period balance at March 31,	$1,550	$2,190

Loan servicing rights are included in accrued interest receivable and other assets on the balance sheet and are reported net of amortization. There was no valuation allowance for servicing rights as of March 31 2008 and 2007, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Beginning of period balance at January 1,	$2,332	$4,537
Additions	-	21
Amortization	(163)	(464)
Unrealized holding gain (loss)	78	(163)
End of period balance at March 31,	$2,247	$3,931

Nonperforming Assets

Financial institutions generally have a certain level of exposure to asset quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay.  Since loans are the most significant assets of the Company and generate the largest portion of its revenues, management of asset quality risk is focused primarily on loans.  Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, or as a result of downturns in national and regional economies that depress overall property values.  In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity deteriorates.

To help minimize credit quality concerns, we have established a sound approach that includes well-defined goals and objectives and well-documented credit policies and procedures.  The policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations.  In addition, these policies establish the Company’s underwriting standards and the methods of monitoring ongoing credit quality.  The Company’s internal credit risk controls are centered on underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with loan customers as well as the relative diversity and geographic concentration of our loan portfolio.

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

The following table summarizes the Company’s non-performing assets at the dates indicated:

Nonperforming Assets

	March 31,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Nonaccrual loans	$4,580	$3,315	$3,363
Loans 90 days past due and still accruing	-	-	101
Total nonperforming loans	4,580	3,315	3,464
Other real estate owned	792	-	1,062
Total nonperforming assets	$5,372	$3,315	$4,526

Nonperforming assets as a percentage of total loans plus other real estate owned	0.47%	0.48%	0.44%

Nonperforming assets at March 31, 2008 increased $2.1 million, or 62%, from March 31, 2007 levels.  Nonperforming assets increased by $846,000 or 19%, compared to December 31, 2007.

While the current level of nonperforming assets is relatively low, we recognize that an increase in the dollar amount of nonaccrual loans is possible in the normal course of business as we expand our lending activities.  We also expect occasional foreclosures as a last resort in the resolution of some problem loans.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio.  The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“Statement”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (2) Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the impaired loan balance and value of collateral, if the loan is collateral dependent, or the present value of future cash flows or values that are observable in the secondary market.

Management conducts a critical evaluation of the loan portfolio quarterly. This evaluation includes periodic loan by loan review for certain loans to evaluate impairment, as well as detailed reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, collateral values, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination and independent loan review results, and current economic conditions in the Company’s marketplace, in particular the state of the technology industry and the real estate market.   This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into two categories for purposes of determining an appropriate level of the allowance: Loans graded “Pass through Special Mention” and those graded “Substandard.”

Loans are charged against the allowance when management believes that the uncollectability of the loan balance is confirmed. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

Specific allowances are established for impaired loans.  Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral if the loan is collateral dependent or on the present value of expected future cash flows or observable market values.

The formula portion of the allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on the Company's historical loss experience, adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. The adjustment factors for the formula allowance may include existing general economic and business conditions affecting the key lending areas of the Company, in particular the real estate market, credit quality trends, collateral values, loan volumes and concentrations, the technology industry and specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).  The principal balance of classified loans, which consist of all loans internally graded as substandard, was $25.3 million at March 31, 2008, $25.2 million at December 31, 2007, and $24.8 million at March 31, 2007.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio.  On an ongoing basis, we have engaged outside firms to independently assess our methodology and perform independent credit reviews of our loan portfolio.  The Company’s credit review consultants, the Federal Reserve Bank (“FRB”) and the State of California Department of Financial Institutions (“DFI”) also review the allowance for loan losses as an integral part of the examination process.  Based on information currently available, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	For the Three Months Ended		For the Year Ended
	March 31,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Balance, beginning of period / year	$12,218	$9,279	$9,279
Net (charge-offs) recoveries	(434)	(29)	825
Provision for loan losses	1,650	(236)	(11)
Allowance acquired in bank acquisition	-	-	2,125
Balance, end of period/ year	$13,434	$9,014	$12,218

RATIOS:
Net (charge-offs) recoveries to average loans outstanding *	-0.16%	-0.02%	0.10%
Allowance for loan losses to total loans *	1.19%	1.31%	1.18%
Allowance for loan losses to nonperforming loans	293%	272%	353%

* Average loans and total loans excluding loans held for sale

Primarily due to strong loan growth, a provision for loan losses of $1.7 million was recorded in the first quarter of 2008, compared to a reverse provision of $236,000 a year ago.

Net loans charged-off reflect the realization of losses in the portfolio that were recognized previously though provisions for loan losses.  Net charge-offs were $434,000 in the first quarter of 2008, as compared to net charge- offs of $29,000 in the first quarter of 2007.  Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

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

The following table summarizes the distribution of deposits:

Deposits

	March 31, 2008		March 31, 2007		December 31, 2007
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest bearing	$254,938	22%	$221,206	25%	$268,005	25%
Demand, interest bearing	159,046	14%	141,395	16%	150,527	14%
Savings and money market	494,912	42%	351,005	40%	432,293	41%
Time deposits, under $100	35,095	3%	30,730	3%	34,092	3%
Time deposits, $100 and over	161,840	14%	96,813	11%	139,562	13%
Brokered deposits	65,873	5%	42,748	5%	39,747	4%
Total deposits	$1,171,704	100%	$883,897	100%	$1,064,226	100%

Total deposits at March 31, 2008 increased $288 million, or 33%, compared to March 31, 2007. The increases primarily reflect the acquisition of Diablo Valley Bank. At March 31, 2008, noninterest bearing demand deposits increased $34 million, or 15%, from March 31, 2007. Interest bearing demand deposits increased $18 million, or 12%, savings and money market deposits increased $144 million, or 41%; time deposits increased $69 million, or 54%; and brokered deposits increased $23 million, or 54%.

At March 31, 2008 and 2007, less than 2% of deposits were from public sources and approximately 8% and 14% of deposits were from real estate exchange company, title company and escrow accounts, respectively.

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not seasonal in nature. The Company had brokered deposits totaling approximately $66 million, and $43 million at March 31, 2008 and 2007, respectively.  These brokered deposits generally mature within one to three years.  Brokered deposits are generally less desirable because of higher interest rates.  The Company is not dependent upon funds from sources outside the United States.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 and over as of March 31, 2008:

Deposit Maturity Distribution

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$73,670	33%
Over three months through six months	57,396	25%
Over six months through twelve months	52,990	23%
Over twelve months	43,496	19%
Total	$227,552	100%

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account.   The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

Return on Equity and Assets

The following table indicates the ratios for return on average tangible assets and average tangible equity, dividend payout, and average tangible equity to average tangible assets for 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Return on average tangible assets	0.50%	1.57%
Return on average tangible equity	4.33%	13.12%
Dividend payout ratio	59.98%	17.33%
Average tangible equity to average tangible assets	11.51%	11.99%

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

An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds.  In addition to core deposits, the Company has the ability to raise deposits through various deposit brokers if required for liquidity purposes.  The Company’s net loan to deposit ratio increased to 95% at March 31, 2008 from 77% at March 31, 2007.

To meet liquidity needs, the Company maintains a portion of its funds in cash deposits at other banks, in Federal funds sold and in securities available for sale.  The primary liquidity ratio is composed of net cash, non-pledged securities, and other marketable assets, divided by total deposits and short-term liabilities minus liabilities secured by investments or other marketable assets.  As of March 31, 2008, the Company’s primary liquidity ratio was 3.20%, comprised of $44.9 million in securities available for sale of maturities of up to five years, less $36.9 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $100,000 and $28.4 million cash and due from banks, as a percentage of total unsecured deposits and short-term liabilities of $1.1billion. The significant loan growth in the fourth quarter of 2008 contributed to the decrease in the liquidity ratio. We will look to attract deposits to increase this ratio.

As of March 31, 2007, the Company’s primary liquidity ratio was 20.85%, comprised of $68.8 million in securities available for sale of maturities of up to five years, less $10.9 million of securities that were pledged to secure public and certain other deposits as required by law and contract, Federal funds sold of $90.4 million and $33.7 million in cash and due from banks, as a percentage of total unsecured deposits of $873.0 million.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the quarters indicated:

	March 31,
	2008	2007
	(Dollars in thousands)
Average balance year-to-date	$63,263	$21,651
Average interest rate year-to-date	3.29%	2.57%
Maximum month-end balance during the quarter	$40,900	$21,800
Average rate at March 31,	2.94%	2.56%

Capital Resources

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less intangible assets, and unrealized net gains/losses (after tax adjustments) on securities available for sale and I/O Strips. Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	March 31,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$127,816	$150,525	$147,600
Tier 2 Capital	13,659	9,492	12,461
Total risk-based capital	$141,475	$160,017	$153,688

Risk-weighted assets	$1,258,695	$844,645	$1,227,628
Average assets for capital purposes	$1,327,612	$1,043,076	$1,278,207

				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	11.2%	18.9%	12.5%	8.00%
Tier 1 risk-based capital	10.2%	17.8%	17.3%	4.00%
Leverage (1)	9.6%	14.4%	11.1%	4.00%

(1)	Leverage ratio is equal to Tier 1 capital divided by quarterly average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority as of March 31, 2008.

At March 31, 2008 and 2007, and December 31, 2007, the Company’s capital met all minimum regulatory requirements.   As of March 31, 2008, management believes that HBC was considered “Well Capitalized” under the Prompt Corrective Action Provisions.

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

During the first quarter of 2008, short-term market interest rates decreased by 200 basis points. The decrease in short-term rates immediately affected the rates applicable to the majority of the loan portfolio, while the Company’s large base of core deposits are generally slower to re-price. In correlation to the decrease in short-term interest rates, the net interest margin decreased to 4.32% in the first quarter of 2008, compared to 4.70% in the fourth quarter of 2007.

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

At March 31, 2008, it was estimated that the Company’s MV would increase 19.8% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 27.5% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of March 31, 2008 and 2007, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	March 31, 2008				March 31, 2007
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$43,222	19.8%	18.57%	307	$55,204	28.6%	23.44%	522
0 bp	$-	-%	15.50%	-	$-	-%	18.22%	-
- 200 bp	$(60,074)	-27.5%	11.24%	(427)	$(25,106)	-13.0%	15.85%	(237)

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

However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MV methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MV methodology does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients’ ability to service their debt. All of these factors are considered in monitoring the Company’s exposure to interest rate risk.

CRITICAL ACCOUNTING POLICIES

Initial accounting policies are discussed within our Form 10-K for the year ended December 31, 2007. There are no changes to these policies as of March 31, 2008.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of March 31, 2008, the period covered by this report on Form 10-Q.

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities.  Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is contained in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.  There are no material changes in the  "Risk Factors" previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2008, the Company repurchased 613,362 shares of its common stock at an average price of $17.55 under the previously announced common stock repurchase program.  Shares were purchased on the open market using available cash.  The Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock over two years.

The Company intends to finance the repurchase using its available cash.  Shares may be repurchased by the Company in open market purchases or in privately negotiated transactions as permitted under applicable rules and regulations.  The repurchase program may be modified, suspended or terminated by the Board of Directors at any time without notice.  The extent to which the Company repurchases its shares and the timing of such repurchases will depend upon market conditions and other corporate considerations.

As of March 31, 2008, repurchases of equity securities are presented in the table below.

				Approximate Dollar
			Total Number of	Amount of Shares That
		Average	Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan

January 2008	186,995	$17.49	186,995	$14,574,225
February 2008	203,213	$18.14	203,213	$10,888,372
March 2008	223,154	$17.08	223,154	$7,076,901
Total	613,362	$17.55	613,362	$7,076,901

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

Heritage Commerce Corp
(Registrant)

May 9, 2008	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

May 9, 2008	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
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