Form 10-Q
period 2008-06-30
HERITAGE COMMERCE CORP
filed 2008-08-11
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

    The Registrant had 11,806,409 shares of Common Stock outstanding on August 1, 2008.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp
Consolidated Balance Sheets (Unaudited)
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash and due from banks	$42,642	$39,793
Federal funds sold	150	9,300
Total cash and cash equivalents	42,792	49,093
Securities available-for-sale, at fair value	116,594	135,402
Loans, net of deferred costs	1,209,122	1,036,465
Allowance for loan losses	(20,865)	(12,218)
Loans, net	1,188,257	1,024,247

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,207	7,002
Company owned life insurance	39,819	38,643
Premises and equipment, net	9,052	9,308
Goodwill	43,181	43,181
Intangible Assets	4,584	4,972
Accrued interest receivable and other assets	35,501	35,624
Total assets	$1,486,987	$1,347,472

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$262,813	$268,005
Demand, interest bearing	145,151	150,527
Savings and money market	435,754	432,293
Time deposits, under $100	33,911	34,092
Time deposits, $100 and over	173,766	139,562
Brokered deposits	108,623	39,747
Total deposits	1,160,018	1,064,226
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	35,000	10,900
Other short-term borrowings	98,000	60,000
Accrued interest payable and other liabilities	28,518	23,820
Total liabilities	1,345,238	1,182,648

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common Stock, no par value; 30,000,000 shares authorized;
shares outstanding: 11,806,167 at June 30, 2008 and 12,774,926 at December 31, 2007	75,941	92,414
Retained earnings	66,738	73,298
Accumulated other comprehensive loss	(930)	(888)
Total shareholders' equity	141,749	164,824
Total liabilities and shareholders' equity	$1,486,987	$1,347,472

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Income Statements (Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:	(Dollars in thousands, except per share data)
Loans, including fees	$17,250	$15,589	$35,605	$30,259
Securities, taxable	1,410	1,940	2,887	3,848
Securities, non-taxable	23	42	47	86
Interest bearing deposits in other financial institutions	2	40	9	73
Federal funds sold	14	706	46	1,285
Total interest income	18,699	18,317	38,594	35,551

Interest expense:
Deposits	4,656	5,221	10,374	10,006
Notes payable to subsidiary grantor trusts	526	583	1,083	1,164
Repurchase agreements	255	98	410	235
Other short-term borrowings	294	22	655	22
Total interest expense	5,731	5,924	12,522	11,427
Net interest income	12,968	12,393	26,072	24,124
Provision for loan losses	7,800	-	9,450	(236)
Net interest income after provision for loan losses	5,168	12,393	16,622	24,360

Noninterest income:
Gain on sale of SBA loans	-	695	-	1,706
Servicing income	377	534	856	1,050
Increase in cash surrender value of life insurance	418	353	816	697
Service charges and fees on deposit accounts	537	336	952	610
Other	460	344	682	713
Total noninterest income	1,792	2,262	3,306	4,776

Noninterest expense:
Salaries and employee benefits	5,970	4,685	12,029	9,573
Occupancy and equipment	1,044	889	2,163	1,764
Professional fees	980	401	1,645	738
Data processing	253	197	498	401
Low income housing investment losses	243	118	453	355
Client services	209	247	433	476
Advertising and promotion	243	390	423	602
Amortization of intangible assets	176	18	388	18
Other	1,880	1,555	3,546	2,873
Total noninterest expense	10,998	8,500	21,578	16,800
Income (Loss) Before Income Taxes	(4,038)	6,155	(1,650)	12,336
Income Tax Expense (Benefit)	(955)	2,140	(271)	4,288
Net Income (Loss)	$(3,083)	$4,015	$(1,379)	$8,048

Earnings (Loss) Per Share:
Basic	$(0.26)	$0.34	$(0.11)	$0.69
Diluted	$(0.26)	$0.33	$(0.11)	$0.68

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Six Months Ended June 30, 2008 and 2007

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income (Loss)
	(Dollars in thousands, except share data)
Balance, January 1, 2007	11,656,943	$62,363	$62,452	$(1,995)	$122,820
Net Income	-	-	8,048	-	8,048	$8,048
Net change in unrealized gain (loss) on securities
available-for-sale and I/O strips, net of reclassification
adjustment and deferred income taxes	-	-	-	(482)	(482)	(482)
Decrease in pension liability, net of deferred
income taxes	-	-	-	31	31	31
Total comprehensive income						$7,597
Issuance of shares to acquire Diablo Valley Bank	1,732,298	41,397	-	-	41,397
Amortization of restricted stock award	-	76	-	-	76
Cash dividend declared on common stock, $0.12 per share	-	-	(1,398)	-	(1,398)
Common stock repurchased	(60,200)	(1,497)	-	-	(1,497)
Stock option expense	-	483	-	-	483
Stock options exercised, including related tax benefits	46,122	676	-	-	676
Balance, June 30, 2007	13,375,163	$103,498	$69,102	$(2,446)	$170,154

Balance, January 1, 2008	12,774,926	$92,414	$73,298	$(888)	$164,824
Cumulative effect adjustment upon adoption of EITF 06-4,
net of deferred income taxes	-	-	(3,182)	-	(3,182)
Net Income (Loss)	-	-	(1,379)	-	(1,379)	$(1,379)
Net change in unrealized gain (loss) on securities
available-for-sale and Interest-Only strips, net of
reclassification adjustment and deferred income taxes	-	-	-	(69)	(69)	(69)
Decrease in pension liability, net of
deferred income taxes	-	-	-	27	27	27
Total comprehensive income (loss)						$(1,421)
Amortization of restricted stock award	-	77	-	-	77
Dividend declared on commom stock, $0.16 per share	-	-	(1,999)	-	(1,999)
Commom stock repurchased	(1,007,749)	(17,655)	-	-	(17,655)
Stock option expense	-	685	-	-	685
Stock options exercised, including related tax benefits	38,990	420	-	-	420
Balance, June 30, 2008	11,806,167	$75,941	$66,738	$(930)	$141,749

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended
	June 30,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,379)	$8,048
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	450	307
Provision for loan losses	9,450	(236)
Stock option expense	685	483
Amortization of intangible assets	388	18
Amortization of restricted stock award	77	76
Amortization of discounts and premiums on securities	167	51
Gain on sale of SBA loans	-	(1,706)
Proceeds from sales of SBA loans held for sale	-	32,997
Change in SBA loans held for sale	-	(17,506)
Increase in cash surrender value of life insurance	(816)	(697)
Effect of changes in:
Accrued interest receivable and other assets	2,240	2,539
Accrued interest payable and other liabilities	(650)	(1,411)
Net cash provided by operating activities	10,612	22,963

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	(173,899)	(11,312)
Purchases of securities available-for-sale	(8,133)	(9,322)
Maturities/paydowns/calls of securities available-for-sale	26,409	23,536
Purchase of life insurance	(360)	-
Purchase of premises and equipment	(194)	(107)
(Purchase) Redemption of Federal Home Loan Bank stock and other investments	(205)	496
Proceeds from sale of foreclosed assets	902	-
Cash received in bank acquisition, net of cash paid	-	16,757
Net cash (used in) provided by investing activities	(155,480)	20,048

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	95,792	24,414
Exercise of stock options	420	676
Common stock repurchased	(17,655)	(1,497)
Payment of dividends	(1,999)	(1,398)
Payment of other liability	(91)	-
Net change in other short-term borrowings	38,000	-
Net change in securities sold under agreement to repurchase	24,100	(10,900)
Net cash provided by financing activities	138,567	11,295
Net increase (decrease) in cash and cash equivalents	(6,301)	54,306
Cash and cash equivalents, beginning of period	49,093	49,385
Cash and cash equivalents, end of period	$42,792	$103,691

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,682	$11,302
Income taxes	$1,308	$2,287
Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed assets	$439	$487
Transfer of portfolio loans to loans held for sale	$-	$972
Transfer of loans held for sale to loan portfolio	$-	$921
Summary of assets acquired and liabilities assumed through acquisition:
Cash and cash equivalents	$-	$41,807
Securities available-for-sale	$-	$12,214
Net loans	$-	$203,673
Goodwill and other intangible assets	$-	$48,221
Premises and equipment	$-	$6,847
Corporate owned life insurance	$-	$1,025
Federal Home Loan Bank stock	$-	$717
Other assets, net	$-	$2,301
Deposits	$-	$(248,646)
Other liabilities	$-	$(1,712)
Common stock issued to acquire Diablo Valley Bank	$-	$41,397

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
Notes to Consolidated Financial Statements
June 30, 2008
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

The results for the three months and six months ended June 30, 2008 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2008.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standard Board (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted EITF 06-4 on January 1, 2008. The adoption of EITF 06-4 resulted in a cumulative effect adjustment to retained earnings of $3.2 million, net of deferred taxes, at January 1, 2008. For the three and six months ended June 30, 2008, the adoption of EITF 06-4 resulted in noninterest expense of $139,000 and $269,000, respectively, and it is anticipated that related noninterest expense for 2008 will be approximately $558,000.  Under the prior accounting method used by management, the Company recorded noninterest expense of $28,000 and $56,000 for the three and six months ended June 30, 2007 and $194,000 for the year ended December 31, 2007.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted this accounting standard on January 1, 2008. Except for additional disclosures in the notes to the financial statements, adoption of Statement 157 has not impacted the Company.

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

On November 5, 2007, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”).  Previously, Staff Accounting Bulletin 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), stated that in measuring the fair value of a loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of this standard did not have a material impact on the Company’s financial statements.

Newly Issued, but not yet Effective Accounting Standards

In March 2008, FASB issued Statement 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard is not expected to have a material impact on the Company’s financial statements.

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

2)	Earnings Per Share

Basic earnings or loss per share is computed by dividing net income or loss by the weighted average common shares outstanding.  Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method.  Due to the Company’s net loss in 2008, all stock options and non-vested share awards were excluded from the computation of diluted loss per share.  There were 337,174 stock options for the quarter ended June 30, 2007 and 279,381 stock options for six months ended June 30, 2007, which were considered to be anti-dilutive and excluded from the computation of diluted earnings per share.  For each of the periods presented, net income (loss) is the same for basic and diluted earnings (loss) per share.  Reconciliation of weighted average shares used in computing basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average common shares outstanding - used
in computing basic earnings (loss) per share	11,899,899	11,798,627	12,190,520	11,700,374
Dilutive effect of stock options outstanding,
using the treasury stock method	N/A	187,608	N/A	198,605
Shares used in computing diluted earnings (loss) per share	11,899,899	11,986,235	12,190,520	11,898,979

3)	Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors.  The Plan is a nonqualified defined benefit plan.  Benefits are unsecured as there are no Plan assets.  The following table presents the amount of periodic cost recognized for the quarter and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$203	$184	$406	$368
Interest cost	182	155	364	310
Prior service cost	9	9	18	18
Amortization of loss	14	17	28	34
Net periodic cost	$408	$365	$816	$730

4)	Fair Value

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

Assets and Liabilities Measured on a Recurring Basis
		Fair Value Measurements at June 30, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities	$116,594	$13,070	$103,524	$-
I/O strip receivables	$1,928	$-	$1,928	$-

Assets and Liabilities Measured on a Recurring Basis
Fair Value Measurements at June 30, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Impaired loans	$26,570	$-	$26,570	$-

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, were $26.6 million, with an allowance for loan losses of $8.0 million, resulting in an additional provision for loan losses of $7.2 million (including the $5.1 million for loans to William J. Del Biaggio III) for the quarter ended June 30, 2008 from the same period in 2007.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which Heritage Commerce Corp (‘the Company”) operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. These factors include, but are not limited to, changes in interest rates, declining interest margins or increasing interest rate risk, general economic conditions nationally or, in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, maintaining adequate capital, competition in the financial services industry, and other risks. All of the Company's operations and most of its customers are located in California.  In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See “Item 1A – Risk Factors” in this Report on Form 10-Q and in “Item 1A- Risk Factors” in our Annual Report on Form 10-K for the Year ended December 31, 2007 for further discussions of factors that could cause actual result to differ from forward looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

The primary activity of the Company is commercial banking.  The Company has eleven full service branch offices  located entirely in the southern and eastern regions of the general San Francisco Bay area of California in the counties of Santa Clara, Alameda and Contra Costa.  The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley.  The Company’s customers are primarily closely held businesses and professionals. In addition, the Company has four loan production offices located in Clovis, Elk Grove, Oakland, and Santa Rosa, California.

Performance Overview

Comparison of 2008 operating results to 2007 includes the effects of acquiring Diablo Valley Bank (“DVB”) on June 20, 2007.  In the DVB transaction, the Company acquired $269 million of tangible assets, including $204 million of net loans, and assumed $249 million of deposits.

For the three months and six months ended June 30, 2008, consolidated net loss was $3.1 million and $1.4 million, compared to net income of $4.0 million and $8.0 million for the same periods in 2007.  Earnings (loss) per diluted share were ($0.26) and ($0.11) for the three and six months ended June 30, 2008, compared to $0.33 and $0.68 for the same periods in 2007.  The second quarter net loss was primarily the result of a $5.1 million provision for loan losses for loans to one customer, William J. Del Biaggio III (aka “Boots” Del Biaggio).

The annualized returns on average assets and average equity for the second quarter of 2008 were (0.85%) and (8.34%), compared to 1.50% and 12.17% for the second quarter of 2007.  Returns on average assets and average equity for the first six months of 2008 were (0.20%) and (1.81%), compared to 1.53% and 12.63% for the first six months of 2007, respectively.

The following are major factors impacting the Company’s results of operations:

•
The provision for loan losses in the second quarter of 2008 was $7.8 million, which included $5.1 million for loans to Boots Del Biaggio.  Heritage Bank of Commerce filed a law suit on May 30, 2008 in the Superior Court of the State of California for the County of Santa Clara to recover a $4 million secured loan, an $827 thousand unsecured loan and a $225 thousand overdraft (collectively referred to as the “Boots Del Biaggio loans”) and accrued interest and collection costs from Boots Del Biaggio and Sand Hill Capital Partners III, LLC, a California limited liability company.  All of the loans are in default under their respective loan terms and have been placed on nonaccrual status. The complaint also alleges that the securities account collateralizing the secured loan may not be recoverable, and Heritage Bank of Commerce has named as an additional defendant, the securities firm that held the securities collateral account.  Due to a substantial problem with the validity of the collateral for the majority of the debt and the bankruptcy filing of the borrower, the Company does not expect a quick resolution to this issue.  Boots Del Biaggio is not, and has not been, a director, officer or employee of Heritage Bank of Commerce or Heritage Commerce Corp for over ten years.  He is the son of William J. Del Biaggio, Jr., an executive officer and former director of Heritage Bank of Commerce and Heritage Commerce Corp. The balance of the provision for loan losses in the second quarter of 2008 is primarily due to the $77 million in loan growth for the quarter and additional risk in the loan portfolio, reflected in the increase in nonperforming loans.

•
The balance of the provision for loan losses in the second quarter of 2008 is primarily due to the $77 million in loan growth for the quarter and additional risk in the loan portfolio, reflected in the increase in nonperforming loans.

•
Net interest income increased 5% to $13.0 million in the second quarter of 2008 from $12.4 million in the second quarter of 2007, and increased 8% to $26.1 million in the first six months of 2008 from $24.1 million in the first six months of 2007. The increase in 2008 net interest income was primarily due to an increase in the volume of average interest earning assets as a result of the merger with DVB and significant new loan production.

•
Noninterest income decreased 21% to $1.8 million in the second quarter of 2008 from $2.3 million in the second quarter of 2007, and decreased 31% to $3.3 million in the first six months of 2008 from $4.8 million in the first six months of 2007, primarily due to the strategic shift to retain, rather than sell, SBA loan production.

•
The efficiency ratio was 74.51% and 73.45% in the second quarter and first half of 2008, compared to 58.00% and 58.13% in the second quarter and first half of 2007, respectively, primarily due to a lower net interest margin, no gains on sale of SBA loans and higher noninterest expense.

The following are important factors in understanding our current financial condition and liquidity position:

•
Total assets increased by $140 million, or 10%, to $1.49 billion at June 30, 2008 from $1.35 billion at June 30, 2007, primarily due to loans generated by additional relationship managers hired in the past year, as well as a new office in Walnut Creek.

•	Gross loan balances (including loans held for sale) increased by $263 million, or 28%, from June 30, 2007 to June 30, 2008.

•
The Company experienced a tightening in its liquidity position as a result of the significant loan growth during the six months ended June 30, 2008.  In order to partially fund the loan growth, the Company added $43 million in brokered deposits and $12 million in time deposits, $100,000 and over, during the second quarter. The Company expects to solicit more brokered deposits in the third quarter of 2008.  The Company’s noncore funding to total assets ratio was 28% at June 30, 2008, compared to 16% for the same period a year ago.  The Company’s net loans to core deposits ratio was 135% at June 30, 2008, compared to 100% for the same period a year ago.  The Company’s net loans to total deposits ratio was 102% at June 30, 2008, compared to 82% for the same period a year ago.

Deposits

Growth in deposits is an important metric management uses to measure market share.  The Company’s depositors are generally located in its primary market area.  Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers.  The Company had $109 million in brokered deposits at June 30, 2008.  The increase in brokered deposits of $43 million from June 30, 2007 was primarily to fund increasing loan growth. The Company also seeks deposits from title insurance companies, escrow accounts and real estate exchange facilitators, which were $113.3 million at June 30, 2008.  The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.  Deposits at June 30, 2008 were $1.2 billion compared to $1.1 billion at June 30, 2007, an increase of 4%.

Lending

Our lending business originates primarily through our branch offices located in our primary market.  While the economy in our primary service area has shown signs of weakening in late 2007 and early 2008, the Company has continued to experience strong loan growth.  Commercial and commercial real estate loans increased from December 31, 2007, as a result of relationship manager additions over the past year and opportunities created by recent consolidation in the local banking industry.  We will continue to use and improve existing products to expand market share in current locations. Total loans increased to $1.21 billion for the second quarter of 2008 compared to $925 million at June 30, 2007.

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

Since September 2007, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 325 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company’s loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company’s primary funding source, these deposits tend to price more slowly than floating rate loans.

Management of Credit Risk

Because of our focus on business banking, loans to single borrowing entities are often larger than would be found in a more consumer oriented bank with many smaller, more homogenous loans.  The average size of its relationships makes the Company more susceptible to larger losses.  As a result of this concentration of larger risks, the Company has maintained an allowance for loan losses which is higher than would be indicated by its actual historic loss experience.

Noninterest Income

While net interest income remains the largest component of total revenue, noninterest income is an important component.  A significant percentage of the Company’s noninterest income has historically been associated with its SBA lending activity, either as gains on the sale of loans sold in the secondary market or servicing income from loans sold with retained servicing rights. Noninterest income will continue to be affected by the Company’s strategic decision in the third quarter of 2007 to retain rather than sell its SBA loans.

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance.  Over the last three years the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency.  Management monitors progress in reducing noninterest expense through review of the Company’s efficiency ratio.  The efficiency ratio increased in 2008 primarily due to compression of the Company’s net interest margin, a decrease in noninterest income and an increase in noninterest expense.

Capital Management and Share Repurchases

Heritage Bank of Commerce meets the regulatory definition of “well capitalized” at June 30, 2008.  The Company also satisfies its regulatory capital requirements on a consolidated basis. As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.  In July, 2007, the Board of Directors authorized the repurchase of up to an additional $30 million of common stock through July, 2009.  From August 13, 2007 through May 27, 2008, the Company has bought back 1,645,607 shares for a total of $29.9 million, thus completing the current stock repurchase plan.

Starting in 2006, the Company initiated the payment of quarterly cash dividends.  The Company’s general policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our financial condition and are not overly restrictive to our growth capacity.  On July 24, 2008, the Company declared an $0.08 per share quarterly cash dividend.  The dividend will be paid on September 10, 2008, to shareholders of record on August 15, 2008. The Company expects to continue to pay quarterly cash dividends.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.   Net interest income increased $575,000 and $1.9 million for the quarter and six months ended June 30, 2008 from 2007, primarily due to an increase in interest-earning assets, partially offset by a decrease in the net interest margin.

The following Distribution, Rate and Yield tables present the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated.  Average balances are based on daily averages.

Distribution, Rate and Yield

	For the Three Months Ended
	June 30,
	2008			2007
		Interest	Average		Interest	Average
NET INTEREST INCOME AND NET INTEREST MARGIN	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:	(Dollars in thousands)
Loans, gross	$1,170,274	$17,250	5.93%	$743,160	$15,589	8.41%
Securities	131,428	1,433	4.39%	171,896	1,982	4.62%
Interest bearing deposits in other financial institutions	470	2	1.71%	3,243	40	4.95%
Federal funds sold	2,815	14	2.00%	53,717	706	5.27%
Total interest earning assets	1,304,987	$18,699	5.76%	972,016	$18,317	7.56%
Cash and due from banks	35,476			33,305
Premises and equipment, net	9,144			3,111
Goodwill and other intangible assets	47,860			5,020
Other assets	58,929			61,819
Total assets	$1,456,396			$1,075,271

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$155,130	$367	0.95%	$141,230	$780	2.22%
Savings and money market	467,428	1,862	1.60%	328,580	2,456	3.00%
Time deposits, under $100	34,507	271	3.16%	30,872	301	3.91%
Time deposits, $100 and over	174,534	1,363	3.14%	102,284	1,067	4.18%
Brokered time deposits	77,900	793	4.09%	53,698	617	4.61%
Notes payable to subsidiary grantor trusts	23,702	526	8.93%	23,702	583	9.87%
Securities sold under agreement to repurchase	35,890	255	2.86%	14,820	98	2.65%
Other short-term borrowings	49,594	294	2.38%	1,587	22	5.56%
Total interest bearing liabilities	1,018,685	$5,731	2.26%	696,773	$5,924	3.41%
Demand, noninterest bearing	260,361			223,415
Other liabilities	28,690			22,736
Total liabilities	1,307,736			942,924
Shareholders' equity	148,660			132,347
Total liabilities and shareholders' equity	$1,456,396			$1,075,271

Net interest income / margin		$12,968	4.00%		$12,393	5.11%

Note: Yields and amounts earned on loans include loan fees and costs.  Nonaccrual loans are included in the average balance calculation above.

	For the Six Months Ended
	June 30,
	2008			2007
		Interest	Average		Interest	Average
NET INTEREST INCOME AND NET INTEREST MARGIN	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate
Assets:	(Dollars in thousands)
Loans, gross	$1,122,940	$35,605	6.38%	$731,255	$30,259	8.34%
Securities	134,619	2,934	4.38%	172,603	3,934	4.60%
Interest bearing deposits in other financial institutions	768	9	2.36%	2,936	73	5.01%
Federal funds sold	3,611	46	2.56%	49,080	1,285	5.28%
Total interest earning assets	1,261,938	$38,594	6.15%	955,874	$35,551	7.50%
Cash and due from banks	37,017			34,311
Premises and equipment, net	9,208			2,807
Goodwill and other intangible assets	47,976			2,624
Other assets	59,156			62,067
Total assets	$1,415,295			$1,057,683

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$151,800	$968	1.28%	$138,876	$1,545	2.24%
Savings and money market	472,009	4,751	2.02%	323,549	4,740	2.95%
Time deposits, under $100	34,566	591	3.44%	30,929	590	3.85%
Time deposits, $100 and over	160,633	2,753	3.45%	101,741	2,079	4.12%
Brokered time deposits	62,508	1,311	4.22%	47,600	1,052	4.46%
Notes payable to subsidiary grantor trusts	23,702	1,083	9.19%	23,702	1,164	9.90%
Securities sold under agreement to repurchase	29,027	410	2.84%	18,218	235	2.60%
Other short-term borrowings	45,346	655	2.90%	797	22	5.57%
Total interest bearing liabilities	979,591	$12,522	2.57%	685,412	$11,427	3.36%
Demand, noninterest bearing	254,767			220,727
Other liabilities	27,393			23,035
Total liabilities	1,261,751			929,174
Shareholders' equity	153,544			128,509
Total liabilities and shareholders' equity	$1,415,295			$1,057,683

Net interest income / margin		$26,072	4.15%		$24,124	5.09%

Note: Yields and amounts earned on loans include loan fees and costs.  Nonaccrual loans are included in the average balance calculation above.

The following Volume and Rate Variances tables set forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance times the prior period rate, and rate variances are equal to the increase or decrease in the average rate times the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate times the change in average balance and are included in the average volume column.

Volume and Rate Variances

	Three Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$6,293	$(4,632)	$1,661
Securities	(443)	(106)	(549)
Interest bearing deposits in other financial institutions	(12)	(26)	(38)
Federal funds sold	(253)	(439)	(692)
Total interest income from interest earnings assets	$5,585	$(5,203)	$382

Expense on interest bearing liabilities:
Demand, interest bearing	$33	$(446)	$(413)
Savings and money market	555	(1,149)	(594)
Time deposits, under $100	28	(58)	(30)
Time deposits, $100 and over	564	(268)	296
Brokered time deposits	247	(71)	176
Notes payable to subsidiary grantor trusts	-	(57)	(57)
Securities sold under agreement to repurchase	150	7	157
Other short-term borrowings	285	(13)	272
Total interest expense on interest bearing liabilities	$1,862	$(2,055)	$(193)
Net interest income	$3,723	$(3,148)	$575

	Six Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$12,405	$(7,059)	$5,346
Securities	(825)	(175)	(1,000)
Interest bearing deposits in other financial institutions	(25)	(39)	(64)
Federal funds sold	(579)	(660)	(1,239)
Total interest income from interest earnings assets	$10,976	$(7,933)	$3,043

Expense on interest bearing liabilities:
Demand, interest bearing	$84	$(661)	$(577)
Savings and money market	1,501	(1,490)	11
Time deposits, under $100	62	(61)	1
Time deposits, $100 and over	1,008	(334)	674
Brokered time deposits	312	(53)	259
Notes payable to subsidiary grantor trusts	-	(81)	(81)
Securities sold under agreement to repurchase	153	22	175
Other short-term borrowings	644	(11)	633
Total interest expense on interest bearing liabilities	$3,764	$(2,669)	$1,095
Net interest income	$7,212	$(5,264)	$1,948

The Company’s net interest margin, expressed as a percentage of average earning assets, decreased to 4.00% and 4.15% for the quarter and six months ended June of 2008 compared to 5.11% and 5.09% for the same periods in 2007, primarily due to the 325 basis point decline in short-term interest rates from September 2007 through March 2008. A substantial portion of the Company’s earning assets are variable-rate loans that re-price when the Company’s prime lending rate is changed, versus a large base of time deposits and other liabilities that are generally slower to re-price. This causes the Company’s balance sheet to be asset-sensitive, which means, generally, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising.

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for loan losses and charging the shortfall, if any, to the current quarter’s expense. A credit provision for loan losses is recorded if the allowance would otherwise be more than warranted because of a significant decrease in impaired loans or total loans or material net recoveries during a quarter.  This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.  The loan loss provision and level of allowance for each period is dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans, and the general economic conditions in the Company’s market area.

The Company had a provision for loan losses of $7.8 million for the quarter ended June 30, 2008 and $9.5 million for the six months ended June 30, 2008.  The Company had no provision for loan losses for the quarter ended June 30, 2007 and a credit provision for loan losses of $236,000 for the six months ended June 30, 2007.  The second quarter 2008 provision for loan losses includes $5.1 million for the Boots Del Biaggio loans.  The balance of the second quarter 2008 provision is primarily due to the $77 million in loan growth and the increase in other nonperforming loans.  See additional discussion under the caption "Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	June 30,		2008 versus 2007
	2008	2007	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$-	$695	$(695)	-100%
Servicing income	377	534	(157)	-29%
Increase in cash surrender value of life insurance	418	353	65	18%
Service charges and fees on deposit accounts	537	336	201	60%
Other	460	344	116	34%
Total noninterest income	$1,792	$2,262	$(470)	-21%

	For the Six Months Ended		Increase (decrease)
	June 30,		2008 versus 2007
	2008	2007	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$-	$1,706	$(1,706)	-100%
Servicing income	856	1,050	(194)	-18%
Increase in cash surrender value of life insurance	816	697	119	17%
Service charges and fees on deposit accounts	952	610	342	56%
Other	682	713	(31)	-4%
Total noninterest income	$3,306	$4,776	$(1,470	-31%

Historically, a significant percentage of the Company’s noninterest income has been associated with its SBA lending activity, as gain on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained.  However, beginning in the third quarter of 2007, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans. Reflecting the strategic shift to retain SBA loan production, there were no gains from sale of loans in 2008 and servicing income will continue to decline on a comparative basis. The reduction in noninterest income should be offset in future years with higher interest income, as a result of retaining SBA loan production.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	June 30,		2008 versus 2007
	2008	2007	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,970	$4,685	$1,285	27%
Occupancy and equipment	1,044	889	155	17%
Professional fees	980	401	579	144%
Data processing	253	197	56	28%
Low income housing investment losses	243	118	125	106%
Client services	209	247	(38)	-15%
Advertising and promotion	243	390	(147)	-38%
Amortization of intangible assets	176	18	158	878%
Other	1,880	1,555	312	20%
Total noninterest expense	$10,998	$8,500	$2,498	29%

	For the Six Months Ended		Increase (decrease)
	June 30,		2008 versus 2007
	2008	2007	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$12,029	$9,573	$2,456	26%
Occupancy and equipment	2,163	1,764	399	23%
Professional fees	1,645	738	907	123%
Data processing	498	401	97	24%
Low income housing investment losses	453	355	98	28%
Client services	433	476	(43)	-9%
Advertising and promotion	423	602	(179)	-30%
Amortization of intangible assets	388	18	370	2056%
Other	3,546	2,873	673	23%
Total noninterest expense	$21,578	$16,800	$4,778	28%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended June 30,
		Percent		Percent
	2008	of Total	2007	of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,970	54%	$4,685	55%
Occupancy and equipment	1,044	10%	889	11%
Professional fees	980	9%	401	5%
Data processing	253	2%	197	2%
Low income housing investment losses	243	2%	118	1%
Client services	209	2%	247	3%
Advertising and promotion	243	2%	390	5%
Amortization of intangible assets	176	2%	18	0%
Other	1,880	17%	1,555	18%
Total noninterest expense	$10,998	100%	$8,500	100%

	For The Six Months Ended June 30,
		Percent		Percent
	2008	of Total	2007	of Total
	(Dollars in thousands)
Salaries and employee benefits	$12,029	56%	$9,573	57%
Occupancy and equipment	2,163	10%	1,764	11%
Professional fees	1,645	8%	738	4%
Data processing	498	2%	401	2%
Low income housing investment losses	453	2%	355	2%
Client services	433	2%	476	3%
Advertising and promotion	423	2%	602	4%
Amortization of intangible assets	388	2%	18	0%
Other	3,546	16%	2,873	17%
Total noninterest expense	$21,578	100%	$16,800	100%

Salaries and employee benefits, the single largest component of noninterest expenses increased $1.3 million and $2.5 million for the quarter and six months ended June 30, 2008, respectively, from the same period in 2007.  The increase was primarily attributable to the acquisition of DVB and the Company hiring a number of experienced bankers. Full-time equivalent employees were 234 and 232 at June 30, 2008 and 2007, respectively.

The increases in occupancy and furniture and equipment were due to opening a new branch office in Walnut Creek in August 2007, as well as the addition of the DVB offices in June 2007.

Professional fees increased $579,000 for the quarter ended June 30, 2008 and increased $906,000 for the six months ended June 30, 2008 from the same period in 2007.  The increases in professional fees and data processing fees were primarily due to the acquisition of DVB, additional branches and customer accounts after the merger with DVB and professional services related to the Boots Del Biaggio loans.

Income Tax Expense

The income tax benefit for the quarter and six months ended June 30, 2008 was $955,000 and $271,000, respectively, as compared to income tax expense of $2.1 million and $4.3 million for the same periods in 2007. The following table shows the effective income tax rate for each period indicated.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Effective income tax rate	-23.6%	34.8%	-16.4%	34.8%

The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships and investments in tax-free municipal securities.  The effective tax rates in 2008 are lower compared to 2007 because pre-tax income decreased substantially while benefits from tax advantaged investments did not.

FINANCIAL CONDITION

As of June 30, 2008, total assets were $1.49 billion, compared to $1.35 billion as of June 30, 2007.   Total securities available-for-sale (at fair value) were $117 million, a decrease of 31% from $169 million the year before.  The total loan portfolio (excluding loans held for sale) was $1.21 billion, an increase of 31% from $926 million at June 30, 2007.  Total deposits were $1.16 billion as of June 30, 2008, compared to $1.12 billion as of June 30, 2007.  Securities sold under agreement to repurchase increased $24.1 million, or 221%, to $35.0 million at June 30, 2008, from $10.9 million at June 30, 2007.

Securities Portfolio

The following table reflects the amortized cost and fair market values for each category of securities at the dates indicated:

	June 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$13,070	$4,895	$4,991
U.S. Government Sponsored Entities	19,658	62,281	35,803
Mortgage-Backed Securities	73,111	86,349	83,046
Municipals - Taxable	-	997	-
Municipals - Tax Exempt	3,640	6,877	4,114
Collateralized Mortgage Obligations	7,115	8,099	7,448
Total	$116,594	$169,498	$135,402

The following table summarizes the amounts and distribution of the Company’s securities available-for-sale and the weighted average yields at June 30, 2008:

	June 30, 2008
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$13,070	2.77%	$-	-	$-	-	$-	-	$13,070	2.77%
U.S. Government Sponsored Entities	13,063	4.92%	6,595	5.11%	-	-	-	-	19,658	4.99%
Mortgage-Backed Securities	56	4.01%	1,576	2.97%	28,531	4.31%	42,948	4.39%	73,111	4.33%
Municipals - Tax Exempt	3,312	3.09%	328	4.18%	-	-	-	-	3,640	3.18%
Collateralized Mortgage Obligations	-	-	-	-	4,814	5.72%	2,301	3.15%	7,115	4.89%
Total	$29,501	3.76%	$8,499	4.68%	$33,345	4.51%	$45,249	4.33%	$116,594	4.26%

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

Except for obligations of U.S. Government sponsored entities, no securities of a single issuer exceeded 10% of shareholders’ equity at June 30, 2008.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

In the second quarter of 2008, the securities portfolio declined by $52.9 million, or 31%, and decreased to 8% of total assets at June 30, 2008 from 13% at June 30, 2007.  U.S. Treasury and U.S. Government sponsored entity securities decreased to 28% of the portfolio at June 30, 2008 from 40% at June 30, 2007.  The decrease was primarily due to maturities of U.S. Government sponsored entity securities.  Municipal securities, mortgage-backed securities and collateralized mortgage obligations remained fairly constant in the portfolio in the second quarter of 2008 compared to the second quarter of 2007.  The Company’s mortgage-backed securities and collateralized mortgage obligations are primarily U.S. Government sponsored entity instruments and were not other than temporarily impaired as of June 30, 2008. The Company invests in securities with the available cash based on market conditions and the Company’s cash flow.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans (including loans held for sale) represented 81% of total assets at June 30, 2008, as compared to 70% at June 30, 2007.  The ratio of loans to deposits increased to 104% at June 30, 2008 from 83% at June 30, 2007.  Demand for loans remains relatively strong within the Company’s markets.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	June 30,		June 30,		December 31,
	2008	% to Total	2007	% to Total	2007	% to Total
	(Dollars in thousands)
Commercial	$509,887	42%	$344,172	37%	$411,251	40%
Real estate - mortgage	403,526	33%	330,422	36%	361,211	35%
Real estate - land and construction	243,731	20%	203,457	22%	215,597	21%
Home equity	45,991	4%	42,474	5%	44,187	4%
Consumer	4,686	1%	4,715	0%	3,044	0%
Total loans	1,207,821	100%	925,240	100%	1,035,290	100%
Deferred loan costs	1,301		504		1,175
Allowance for loan losses	(20,865)		(11,104)		(12,218)
Loans, net	$1,188,257		$914,640		$1,024,247

The Company’s allowance for loan losses was 1.73% of total loans, at June 30, 2008, as compared to 1.20% of total loans at June 30, 2007.  As of June 30, 2008 and 2007, the Company had $14.3 million and $6.3 million, respectively, in nonperforming assets.

The Company’s loan portfolio at June 30, 2008 consisted of 42% commercial loans, 33% commercial real estate mortgage loans, 20% land and construction and 5% consumer and other loans.  Of the land and construction portfolio, 58% was secured by “for sale” residential properties and 42% was secured by commercial properties and owner-occupied housing properties. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). Prior to third quarter of 2007, the Company’s strategy was to sell the guaranteed portion of these loans in the secondary market depending on market conditions. Once it was determined that these loans would be sold, these loans were classified as held for sale and carried at the lower of cost or market. When the guaranteed portion of an SBA loan was sold, the Company retained the servicing rights for the sold portion.  In the beginning of the third quarter of 2007, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans.

As of June 30, 2008, real estate mortgage loans of $404 million consist of adjustable and fixed rate loans secured by commercial property.  Properties securing the real estate mortgage loans are primarily located in the Company’s market area.  Real estate values in portions of Santa Clara County and neighboring San Mateo County are among the highest in the country at present. While there has been some decline in residential housing prices in the Silicon Valley, the decline has not been severe, especially compared to some other parts of the U.S. However, the Company’s borrowers could be adversely impacted by a downturn in these sectors of the economy, which could adversely impact the borrowers’ ability to repay their loans and reduce demand for loans.

The Company’s real estate term loans are primarily based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally between five and ten years (with amortization ranging from fifteen to thirty years and a balloon payment due at maturity); however, SBA and certain other real estate loans that are easily sold in the secondary market may be granted for longer maturities.

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

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans.  For HBC, these lending limits were $29.6 million and $49.3 million at June 30, 2008.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of June 30, 2008. The table shows the distribution of such loans between those loans with fixed interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of June 30, 2008, approximately 72% of the Company’s loan portfolio consisted of floating interest rate loans.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of June 30, 2008. The table shows the distribution of such loans between those loans with fixed interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of June 30, 2008, approximately 72% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$457,532	$39,160	$13,195	$509,887
Real estate - mortgage	127,246	189,950	86,330	403,526
Real estate - land and construction	226,077	17,654	-	243,731
Home equity	40,659	235	5,097	45,991
Consumer	3,543	1,143	-	4,686
Total loans	$855,057	$248,142	$104,622	$1,207,821

Loans with variable interest rates	$785,095	$70,779	$9,328	$865,202
Loans with fixed interest rates	69,962	177,363	95,294	342,619
Total loans	$855,057	$248,142	$104,622	$1,207,821

Loan Servicing

As of June 30, 2008 and 2007, $159 million and $197 million of SBA loans were serviced by the Company for others.

Activity for loan servicing rights was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning of period balance	$1,550	$2,190	$1,754	$2,154
Additions	-	217	-	533
Amortization	(243)	(269)	(447)	(549)
End of period balance	$1,307	$2,138	$1,307	$2,138

Loan servicing rights are included in Accrued Interest and Other Assets on the balance sheet and reported net of amortization. There was no valuation allowance as of June 30, 2008 and 2007, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning of period balance	$2,247	$3,931	$2,332	$4,537
Additions	-	6	-	27
Amortization	(491)	(187)	(653)	(651)
Unrealized holding gain (loss)	172	88	249	(75)
End of period balance	$1,928	$3,838	$1,928	$3,838

Nonperforming Assets

Financial institutions generally have a certain level of exposure to asset quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay.  Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the management of asset quality risk is focused primarily on loans.  Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, or as a result of downturns in national and regional economies that depress overall property values.  In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity deteriorates.

To help minimize credit quality concerns, we have established an approach to credit that includes well-defined goals and objectives and documented credit policies and procedures.  The policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations.  In addition, these policies establish the Company’s underwriting standards and the methods of monitoring ongoing credit quality.  The Company’s internal credit risk controls are centered on underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with loan customers as well as the relative diversity and geographic concentration of our loan portfolio.

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

The following table summarizes the Company’s nonperforming assets at the dates indicated:

Nonperforming Assets

	June 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Nonaccrual loans	$12,226	$3,192	$3,363
Loans 90 days past due and still accruing	1,488	2,604	101
Total nonperforming loans	13,714	5,796	3,464
Other real estate owned	580	487	1,062
Total nonperforming assets	$14,294	$6,283	$4,526

Nonperforming assets as a percentage of total
loans plus other real estate owned	1.18%	0.68%	0.44%

Nonperforming assets at June 30, 2008 increased $8.0 million from June 30, 2007 levels and $9.8 million from December 31, 2007.  Excluding the $5.1 million in Boots Del Biaggio loans and $2.0 million of the SBA guaranteed portion of SBA loans, nonperforming assets would have been $7.3 million, or 0.49% of total assets, at June 30, 2008.  At June 30, 2007, nonperforming assets were $6.0 million or 0.45% of total assets, excluding the $0.3 million SBA guaranteed portion of SBA loans.  At December 31, 2007, nonperforming assets were $4.5 million or 0.21% of total assets, excluding the $1.7 million SBA guaranteed portion of SBA loans.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio.  The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards (“Statement”) No. 5 “Accounting for Contingencies,” which requires that losses be accrued when they are probable of occurring and estimable and (2) Statement No. 114, “Accounting by Creditors for Impairment of a Loan,” which requires that losses be accrued based on the differences between the impaired loan balance and fair value of collateral less costs to sell, if the loan is collateral dependent, or the present value of future cash flows or values that are observable in the secondary market.

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

Specific allowances are established for impaired loans.  Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral less costs to sell if the loan is collateral dependent or on the present value of expected future cash flows or observable market values.

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

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).  The principal balance of classified loans, which consist of all loans internally graded as substandard, was $73.0 million at June 30, 2008, $25.2 million at December 31, 2007, and $23.5 million at June 30, 2007. Excluding the $5.1 million Boots Del Biaggio loans, the principal balance of classified loans was $67.9 million at June 30, 2008.  The $42.7 million increase in classified loans in 2008, excluding the Boots Del Biaggio loans, consists of $27.0 million in land and construction loans, $12.8 million in commercial loans and $2.9 in real estate and other loans.

In adjusting the historical loss factors applied to the respective segments of the loan portfolio, management considered the following factors:

•	Levels and trends in delinquencies, nonaccruals, charge offs and recoveries

•	Trends in volume and loan terms

•	Lending policy or procedural changes

•	Experience, ability, and depth of lending management and staff

•	National and local economic trends and conditions

•	Concentrations of credit

There can be no assurance that the adverse impact of any of these conditions on HBC will not be in excess of the current level of estimated losses.

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio.  On an ongoing basis, we have engaged outside firms to independently assess our methodology and perform independent credit reviews of our loan portfolio.  The Company’s credit review consultants, the Federal Reserve Bank (“FRB”) and the State of California Department of Financial Institutions (“DFI”) also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to continue to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability.

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Balance, beginning of period / year	$12,218	$9,279	$9,279
Net (charge-offs) recoveries	(803)	(64)	825
Provision for loan losses	9,450	(236)	(11)
Allowance acquired in bank acquisition	-	2,125	2,125
Balance, end of period/ year	$20,865	$11,104	$12,218

RATIOS:
Net (charge-offs) recoveries to average loans*	-0.14%	-0.02%	0.10%
Allowance for loan losses to total loans*	1.73%	1.20%	1.18%
Allowance for loan losses to total loans* (excluding the $5.1 million specific loss allowance
for Del Biaggio III loans)	1.30%	1.20%	1.18%
Allowance for loan losses to nonperforming loans	152%	192%	353%

*Average loans and total loans exclude loans held for sale

Goodwill

Goodwill resulted from the acquisition of Diablo Valley Bank and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.  Because of concerns about declining stock prices in the banking industry, the Company assessed the fair value of its goodwill as of June 30, 2008. Based on this assessment, management concluded that there was no impairment of the goodwill of the Company.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts.  The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons.  Deposits can be adversely affected if California’s economic conditions and the Company’s market area continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits:

	June 30, 2008		June 30, 2007		December 31, 2007
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest bearing	$262,813	23%	$266,404	24%	$268,005	25%
Demand, interest bearing	145,151	12%	162,003	14%	150,527	14%
Savings and money market	435,754	38%	448,528	40%	432,293	41%
Time deposits, under $100	33,911	3%	33,735	3%	34,092	3%
Time deposits, $100 and over	173,766	15%	143,544	13%	139,562	13%
Brokered deposits	108,623	9%	65,439	6%	39,747	4%
Total deposits	$1,160,018	100%	$1,119,653	100%	$1,064,226	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. Total deposits increased by 4% at June 30, 2008 over the same period in the previous year, which included a $30 million increase in time deposits $100,000 and over, and a $43 million increase in brokered deposits.  The increases in time deposits $100,000 and over, and brokered deposits in 2008 were primarily to fund increasing loan growth.  The brokered deposits generally mature within one to three years and are generally less desirable because of higher interest rates.  The Company is not dependent upon funds from sources outside the United States.  At June 30, 2008 and 2007, less than 4% and less than 1% of deposits were from public sources and approximately 10% and 8% of deposits were from real estate exchange company, title company and escrow accounts, respectively.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 and over, as of June 30, 2008:

Certificate of Deposit Maturity Distribution

	June 30, 2008
	Balance	% of Total
	(Dollars in thousands)
Three months or less	$82,846	29%
Over three months through six months	77,166	28%
Over six months through twelve months	51,187	18%
Over twelve months	71,029	25%
Total	$282,228	100%

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account.   The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for the second quarter and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Return on average assets	-0.85%	1.50%	-0.20%	1.53%
Return on average equity	-8.34%	12.17%	-1.81%	12.63%
Dividend payout ratio	-31.64%	17.41%	-144.88%	17.37%
Average equity to average assets	10.21%	12.31%	10.85%	12.15%

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations, and to meet obligations and other commitments in a timely and cost-effective fashion.  At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments.  An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands.  The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity.  Excess balance sheet liquidity can negatively impact the Company’s interest margin. In order to meet short-term liquidity needs, the Company utilizes overnight Federal funds purchase arrangements with correspondent banks, solicits brokered deposits if deposits are not available from local sources and maintains a collateralized line of credit with the Federal Home Loan Bank (the “FHLB”) of San Francisco. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available- for-sale.

During the second quarter of 2008, the Company experienced a tightening in its liquidity position as a result of the significant loan growth from the acquisition of DVB, opening of the Walnut Creek office and addition of new relationship managers.  In order to partially fund the loan growth, the Company added $43 million in brokered deposits and $12 million in time deposits, $100,000 and over, during the second quarter. The Company expects to solicit more brokered deposits in the third quarter of 2008.

The Company’s noncore funding to total assets ratio was 28% at June 30, 2008, compared to 16% for the same period a year ago. The Company’s net loans to core deposits ratio was 135% at June 30, 2008, compared to 100% for the same period a year ago.  The Company’s net loans to total deposits ratio was 102% at June 30, 2008, compared to 82% for the same period a year ago .

FHLB Borrowings & Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of June 30, 2008, the Company had $81 million of overnight borrowings from the FHLB, which was the maximum amount available, bearing interest at 2.87%. There were no advances at June 30 2007.  The Company had $178.6 million of loans pledged to the FHLB as collateral on a line of credit of $81 million at June 30, 2008. On August 1, 2008, the FHLB increased the Company’s line of credit to $107 million, which made an additional $26 million available for borrowing under the line. At June 30, 2008, HBC had Federal funds purchase arrangements available of $50 million.  There were $5 million and no Federal funds purchased at June 30, 2008 and 2007, respectively.

The Company also has a $15 million line of credit with Wells Fargo Bank, of which $12 million was outstanding as of June 30, 2008.

Securities sold under agreements to repurchase are secured by mortgage-backed securities carried at $40.3 million at June 30, 2008. The repurchase agreements were $35 million at June 30, 2008.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30,
	2008	2007
	(Dollars in thousands)
Average balance year-to-date	$74,373	$19,015
Average interest rate year-to-date	2.88%	2.73%
Maximum month-end balance during the period	$133,000	$15,100
Average rate at June 30	2.62%	2.66%

Capital Resources

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to help ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently includes common shareholders’ equity and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and other intangible assets, and unrealized net gains/losses (after tax adjustments) on securities available for sale and I/O Strips. Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses, generally limited to 1.25% of risk-weighted assets.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	June 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$117,784	$147,161	$141,227
Tier 2 Capital	16,864	11,897	12,461
Total risk-based capital	$134,648	$159,058	$153,688

Risk-weighted assets	$1,344,899	$1,087,972	$1,227,628
Average assets for capital purposes	$1,408,346	$1,029,893	$1,278,207
				Well Capitalized	Minimum
				Regulatory	Regulatory
Capital ratios				Requirements	Requirements
Total risk-based capital	10.0%	14.6%	12.5%	10.00%	8.00%
Tier 1 risk-based capital	8.8%	13.5%	11.5%	6.00%	4.00%
Leverage (1)	8.4%	14.3%	11.1%	N/A	4.00%

(1)	Tier 1 capital divided by average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	June 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$129,362	$142,643	$131,693
Tier 2 Capital	16,853	11,897	12,461
Total risk-based capital	$146,215	$154,540	$144,154

Risk-weighted assets	$1,343,988	$1,088,625	$1,226,202
Average assets for capital purposes	$1,407,320	$1,028,551	$1,270,224
				Well Capitalized	Minimum
				Regulatory	Regulatory
Capital ratios				Requirements	Requirements
Total risk-based capital	10.9%	14.2%	11.8%	10.00%	8.00%
Tier 1 risk-based capital	9.6%	13.1%	10.7%	6.00%	4.00%
Leverage (1)	9.2%	13.9%	10.4%	5.00%	4.00%

(1)	Tier 1 capital divided by average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the Bank computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

At June 30, 2008 and 2007, and December 31, 2007, the Company’s and HBC’s capital met all minimum regulatory requirements.   As of June 30, 2008, HBC was considered “Well Capitalized” under the prompt corrective action provisions.

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

At June 30, 2008, it was estimated that the Company’s MV would increase 13.3% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 27.2% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of June 30, 2008 and 2007, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	June 30, 2008				June 30, 2007
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$33,157	13.3%	19.0%	223	$27,048	12.0%	23.7%	254
0 bp	$-	-%	16.7%	-	$-	-%	21.2%	-
- 200 bp	$(67,680)	-27.2%	12.2%	(455)	$(39,648)	-17.5%	17.5%	(372)

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed within our Form 10-K for the year ended December 31, 2007. There are no changes to these policies as of June 30, 2008.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2008.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of June 30, 2008, the period covered by this report on Form 10-Q.

During the six months ended June 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Heritage Bank of Commerce filed a law suit on May 30, 2008 in the Superior Court of the State of California for the County of Santa Clara to recover a $4 million secured loan, an $827 thousand unsecured loan and a $225 thousand overdraft (collectively referred to as the “Boots Del Biaggio loans”) and accrued interest and collection costs from Boots Del Biaggio and Sand Hill Capital Partners III, LLC, a California limited liability company.  All of the loans are in default under their respective loan terms and have been placed on nonaccrual status and were fully reserved for in the second quarter of 2008. The complaint also alleges that the securities account collateralizing the secured loan may not be recoverable, and Heritage Bank of Commerce has named as an additional defendant the securities firm that held the securities collateral account.  Due to a substantial problem with the validity of the collateral for the majority of the debt and the bankruptcy filing of the borrower, a resolution to this issue is not expected in the near term.  Boots Del Biaggio is not, and has not been, a director, officer or employee of Heritage Bank of Commerce or Heritage Commerce Corp for over ten years.  He is the son of William J. Del Biaggio, Jr., an executive officer and former director of Heritage Bank of Commerce and Heritage Commerce Corp.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2008, the Company repurchased 394,387 shares of its common stock at an average price of $17.47 under the previously announced common stock repurchase program.  Shares were repurchased on the open market using available cash.  The Company’s Board of Directors authorized the repurchase of up to $30 million of its common stock over two years. From August 13, 2007 through May 27, 2008, the Company bought back 1,645,607 shares at a cost of $29.9 million. The stock repurchase program has been completed.

As of June 30, 2008, repurchases of equity securities are presented in the table below:
				Approximate Dollar
			Total Number of	Amount of Shares That
		Average	Shares Purchased	May Yet Be
	Total Number of	Price Paid	as Part of Publicly	Purchased
Settlement Date	Shares Purchased	Per Share	Announced Plans	Under the Plan

April 2008	234,649	$17.50	234,649	$2,825,910
May 2008	159,738	$16.52	159,738	$381,874
Total	394,387	$17.47	394,387	$381,874

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2008 Annual Meeting of Shareholders on May 22, 2008. There were 12,794,726 issued and outstanding shares of Company Common Stock on May 22, 2008, the record date for the 2008 Annual Meeting. Each of the shares voting at the meeting was entitled to one vote.

At the 2008 Annual Meeting, the following actions were taken:

I. Election of Directors

At the 2008 Annual Meeting, thirteen directors of the Company were elected for one year terms.  The following chart indicates the number of shares cast for each elected director:

 Name of Director                                                 Votes For                                  Votes Withheld

Frank G. Bisceglia                                              11,218,339                                      69,779

James R. Blair                                                      11,232,343                                      55,775

Jack W. Conner                                                  11,236,126                                      51,992

William J. Del Biaggio, Jr. *                              11,234,583                                      53,535

John J. Hounslow                                               10,730,122                                    557,996

Walter T. Kaczmarek                                          11,230,906                                      57,212

Mark E. Lefanowicz                                           11,232,289                                       55,829

Robert T. Moles                                                11,217,596                                       70,522

Louis (“Lon”) O. Normandin                           11,213,388                                       74,730

Jack L. Peckham                                                11,209,459                                       78,659

Humphrey P. Polanen                                       11,216,338                                      71,780

Charles J. Toeniskoetter                                  11,236,126                                      51,992

Ranson W. Webster                                        11,216,632                                       71,486

     * Resigned from the Board on June 9, 2008.

II. To approve an amendment to the Heritage Commerce Corp 2004 Stock Option Plan to increase the number of shares for issuance.

At the 2008 Annual Meeting, the amendment to the Heritage Commerce Corp 2004 Stock Option Plan to increase the number of shares to 1,750,000 for issuance was approved.  The following table indicates number of shares cast for the amendment:

FOR                                                   6,795,549

AGAINST                                               1,462,684

ABSTAIN                                                    75,035

BROKERED NON-VOTES                            2,954,850

III. Ratification of Independent Registered Accounting Firm

At the 2008 Annual Meeting, the Crowe Chizek and Company, LLC were ratified as the Company’s independent registered accounting firm. The following table indicates the number of shares cast to ratify the independent registered accounting firm:

FOR                                                  11,088,692

AGAINST                                                      41,658

ABSTAIN                                                    157,768

BROKERED NON-VOTES                                           0

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

Heritage Commerce Corp
(Registrant)

August 8, 2008	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

August 8, 2008	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
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