Form 10-Q
period 2008-09-30
HERITAGE COMMERCE CORP
filed 2008-11-10
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

    The Registrant had 11,820,509 shares of common stock outstanding on November 3, 2008.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp
Consolidated Balance Sheets (Unaudited)
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash and due from banks	$35,718	$39,793
Federal funds sold	100	9,300
Total cash and cash equivalents	35,818	49,093
Securities available-for-sale, at fair value	107,565	135,402
Loans, net of deferred costs	1,250,340	1,036,465
Allowance for loan losses	(22,323)	(12,218)
Loans, net	1,228,017	1,024,247

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,279	7,002
Company owned life insurance	40,236	38,643
Premises and equipment, net	9,318	9,308
Goodwill	43,181	43,181
Intangible assets	4,407	4,972
Accrued interest receivable and other assets	36,060	35,624
Total assets	$1,511,881	$1,347,472

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$257,739	$268,005
Demand, interest bearing	139,377	150,527
Savings and money market	400,863	432,293
Time deposits, under $100	34,792	34,092
Time deposits, $100 and over	168,361	139,562
Brokered time deposits	185,052	39,747
Total deposits	1,186,184	1,064,226
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	35,000	10,900
Other short-term borrowings	95,000	60,000
Accrued interest payable and other liabilities	27,711	23,820
Total liabilities	1,367,597	1,182,648

Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; none outstanding	-	-
Common stock, no par value; 30,000,000 shares authorized;
shares outstanding: 11,820,509 at September 30, 2008 and 12,774,926 at December 31, 2007	76,490	92,414
Retained earnings	68,306	73,298
Accumulated other comprehensive loss	(512)	(888)
Total shareholders' equity	144,284	164,824
Total liabilities and shareholders' equity	$1,511,881	$1,347,472

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Income Statements (Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:	(Dollars in thousands, except per share data)
Loans, including fees	$17,919	$19,282	$53,524	$49,541
Securities, taxable	1,250	1,881	4,137	5,729
Securities, non-taxable	17	38	64	124
Interest bearing deposits in other financial institutions	1	31	10	104
Federal funds sold	10	873	56	2,158
Total interest income	19,197	22,105	57,791	57,656

Interest expense:
Deposits	4,911	7,663	15,285	17,669
Notes payable to subsidiary grantor trusts	527	585	1,610	1,749
Repurchase agreements	264	76	674	311
Other short-term borrowings	449	-	1,104	22
Total interest expense	6,151	8,324	18,673	19,751
Net interest income	13,046	13,781	39,118	37,905
Provision for loan losses	1,587	(500)	11,037	(736)
Net interest income after provision for loan losses	11,459	14,281	28,081	38,641

Noninterest income:
Gain on sale of SBA loans	-	60	-	1,766
Servicing income	491	546	1,347	1,596
Increase in cash surrender value of life insurance	416	374	1,232	1,071
Service charges and fees on deposit accounts	505	344	1,457	954
Other	276	315	958	1,028
Total noninterest income	1,688	1,639	4,994	6,415

Noninterest expense:
Salaries and employee benefits	5,665	5,840	17,694	15,413
Occupancy and equipment	1,348	1,169	3,511	2,933
Professional fees	468	751	2,112	1,489
Data processing	252	252	751	653
Low income housing investment losses	208	233	661	588
Client services	196	155	629	631
Advertising and promotion	186	206	609	808
Amortization of intangible assets	176	167	565	185
Other	1,898	1,745	5,442	4,618
Total noninterest expense	10,397	10,518	31,974	27,318
Income before income taxes	2,750	5,402	1,101	17,738
Income tax expense	309	2,162	39	6,450
Net income	$2,441	$3,240	$1,062	$11,288

Earnings per share:
Basic	$0.21	$0.24	$0.09	$0.92
Diluted	$0.21	$0.24	$0.09	$0.91

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Nine Months Ended September 30, 2008 and 2007
				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Earnings	Loss	Equity	Income
	(Dollars in thousands, except share data)
Balance, January 1, 2007	11,656,943	$62,363	$62,452	$(1,995)	$122,820
Net income	-	-	11,288	-	11,288	$11,288
Net change in unrealized gain on securities
available-for-sale and interest-only strips, net of
reclassification adjustment and deferred income taxes	-	-	-	691	691	691
Decrease in pension liability, net of deferred
income taxes	-	-	-	46	46	46
Total comprehensive income						$12,025
Issuance of 1,732,298 shares to acquire Diablo Valley Bank,
net of offering costs of $214	1,732,298	41,183	-	-	41,183
Amortization of restricted stock award	-	115	-	-	115
Cash dividend declared on common stock, $.18 per share	-	-	(2,200)	-	(2,200)
Common stock repurchased	(339,700)	(7,476)	-	-	(7,476)
Stock option expense	-	813	-	-	813
Stock options exercised, including related tax benefits	73,855	1,095	-	-	1,095
Balance, September 30, 2007	13,123,396	$98,093	$71,540	$(1,258)	$168,375

Balance, January 1, 2008	12,774,926	$92,414	$73,298	$(888)	$164,824
Cumulative effect adjustment upon adoption of EITF 06-4,
net of deferred income taxes	-	-	(3,182)	-	(3,182)
Net income	-	-	1,062	-	1,062	$1,062
Net change in unrealized gain on securities
available-for-sale and interest-only strips, net of
reclassification adjustment and deferred income taxes	-	-	-	336	336	336
Decrease in pension liability, net of
deferred income taxes	-	-	-	40	40	40
Total comprehensive income						$1,438
Amortization of restricted stock award	-	116	-	-	116
Dividend declared on commom stock, $0.24 per share	-	-	(2,872)	-	(2,872)
Commom stock repurchased	(1,007,749)	(17,655)	-	-	(17,655)
Stock option expense	-	1,034	-	-	1,034
Stock options exercised, including related tax benefits	53,332	581	-	-	581
Balance, September 30, 2008	11,820,509	$76,490	$68,306	$(512)	$144,284

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended
	September 30,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,062	$11,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	807	535
Provision for loan losses	11,037	(736)
Stock option expense	1,034	813
Amortization of intangible assets	565	186
Amortization of restricted stock award	116	115
Amortization (Accretion) of discounts and premiums on securities	442	(22)
Gain on sale of SBA loans	-	(1,766)
Proceeds from sales of SBA loans held for sale	-	35,529
Change in SBA loans held for sale	-	(17,469)
Increase in cash surrender value of life insurance	(1,232)	(1,071)
Effect of changes in:
Accrued interest receivable and other assets	2,246	3,822
Accrued interest payable and other liabilities	(1,435)	(1,004)
Net cash provided by operating activities	14,642	30,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	(215,637)	(21,729)
Purchases of securities available-for-sale	(19,957)	(9,322)
Maturities/paydowns/calls of securities available-for-sale	47,209	45,008
Purchase of life insurance	(361)	-
Purchase of premises and equipment	(817)	(596)
Purchase of Federal Home Loan Bank stock and other investments	(277)	(823)
Proceeds from sale of foreclosed assets	902	-
Cash received in bank acquisition, net of cash paid	-	16,407
Net cash (used in) provided by investing activities	(188,938)	28,945

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	121,958	5,525
Exercise of stock options	581	1,095
Common stock repurchased	(17,655)	(7,476)
Stock offering costs	-	(214)
Payment of dividends	(2,872)	(2,200)
Payment of other liability	(91)	(153)
Net change in other short-term borrowings	35,000	-
Net change in securities sold under agreement to repurchase	24,100	(10,900)
Net cash provided by (used in) financing activities	161,021	(14,323)
Net increase (decrease) in cash and cash equivalents	(13,275)	44,842
Cash and cash equivalents, beginning of period	49,093	49,385
Cash and cash equivalents, end of period	$35,818	$94,227

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,220	$20,041
Income taxes	$1,858	$3,687
Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed assets	$830	$487
Transfer of portfolio loans to loans held for sale	$-	$972
Transfer of loans held for sale to loan portfolio	$-	$18,430
Summary of assets acquired and liabilities assumed through acquisition:
Cash and cash equivalents	$-	$41,807
Securities available-for-sale	$-	$12,214
Net loans	$-	$203,793
Goodwill and other intangible assets	$-	$48,045
Premises and equipment	$-	$6,841
Corporate owned life insurance	$-	$1,025
Federal Home Loan Bank stock	$-	$717
Other assets, net	$-	$2,686
Deposits	$-	$(248,646)
Other liabilities	$-	$(1,685)
Common stock issued to acquire Diablo Valley Bank	$-	$41,397

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)

1)	Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein.  The interim statements should be read in conjunction with the consolidated financial statements and accompanying notes that were included in the Company’s Form 10-K for the year ended December 31, 2007.  The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. On June 20, 2007, the Company completed its acquisition of Diablo Valley Bank (“DVB”). DVB was merged into HBC at the acquisition date.

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

The results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2008.

Adoption of New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after a participant’s employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted EITF 06-4 on January 1, 2008. The adoption of EITF 06-4 resulted in a cumulative effect adjustment to retained earnings of $3.2 million, net of deferred taxes, at January 1, 2008. For the three and nine months ended September 30, 2008, the adoption of EITF 06-4 resulted in noninterest expense of $164,000 and $433,000, respectively.  Under the prior accounting method used by management, the Company recorded noninterest expense of $28,000 and $84,000 for the three and nine months ended September 30, 2007.

In September 2006, FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted this accounting standard on January 1, 2008. On October 10, 2008 the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, which provides an example that illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active.   FSP 157-3 provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. FSP 157-3 became effective upon issuance. Except for additional disclosures in the notes to the financial statements, adoption of Statement 157 has not impacted the Company.

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

Basic earnings per share is computed by dividing net income by the weighted average common shares outstanding.  Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method.  There were 984,962 and 536,553 stock options for three months ended September 30, 2008 and 2007 and 846,672 and 359,822 for nine months ended September 30, 2008 and 2007, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income is the same for basic and diluted earnings per share.  Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average common shares outstanding - used
in computing basic earnings per share	11,771,841	13,235,087	12,021,924	12,211,945
Dilutive effect of stock options outstanding,
using the treasury stock method	21,488	152,897	49,013	171,740
Shares used in computing diluted earnings per share	11,793,329	13,387,984	12,070,937	12,383,685

3)	Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors.  The Plan is a nonqualified defined benefit plan.  Benefits are unsecured as there are no Plan assets.  The following table presents the amount of periodic cost recognized for the quarter and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$203	$184	$609	$552
Interest cost	182	155	546	465
Prior service cost	9	9	27	27
Amortization of loss	14	17	42	51
Net periodic cost	$408	$365	$1,224	$1,095

4)	Fair Value

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data (for example, interest rates and yield curves observable at commonly quoted intervals, prepayment speeds, credit risks, and default rates).

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

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

The fair value of interest-only (“I/O”) strip receivable assets is based on a valuation model used by an independent appraiser. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis
		Fair Value Measurements at September 30, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
	September 30, 2008	Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities	$107,565	$19,893	$87,672	$-
I/O strip receivables	$2,283	$-	$2,283	$-

Assets and Liabilities Measured on a Recurring Basis
Fair Value Measurements at September 30, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
	September 30, 2008	Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Impaired loans	$39,151	$-	$39,151	$-

Impaired loans, which are measured for impairment primarily using the fair value of the collateral for collateral dependent loans, were $39.2 million, with an allowance for loan losses of $8.9 million, resulting in an additional provision for loan losses of $7.4 million (including $5.1 million for the loans to one customer and his related entities) for the nine months ended September 30, 2008.

5)	U.S Treasury Capital Purchase Program

The U.S. Treasury introduced its Capital Purchase Program on October 14, 2008, under which the Treasury will make up to $250 billion in equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets.  The Company applied for participation in the program, and on November 5, 2008, the Company announced that it had obtained preliminary approval of its application for the United States Treasury Department to invest approximately $40 million in the Company's preferred stock and common stock warrants. The investment is expected to occur during the fourth quarter of 2008.  On a pro forma basis, if the issuance of the preferred stock had occurred on September 30, 2008, the Company's consolidated leverage ratio would have increased to 10.72% from 8.27%, the tier 1 risked-based capital ratio would have increased to 11.70% from 8.83%, and the total risk-based capital ratio would have increased to 12.95% from 10.08%.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Discussions of certain matters in this report on Form 10-Q may constitute certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume,” “plan,” “predict,” “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company’s mission and vision. The Company’s actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors.  Some of the important factors that could cause our actual results, performance or financial condition to differ materially from our expectations or projections contained in the forward looking statements are: (1) general business, economic and political conditions nationally or in the state of California may significantly affect our earnings; (2) our earnings can be adversely affected by changes in interest rates, reducing interest margins or increasing interest rate risk; (3) legislative and regulatory changes adversely affecting the business in which the Company operates, (4) our earnings can be adversely affected by monetary and fiscal policies of the US Government; (5) we use estimates in determining fair value of certain of our assets, which estimates may prove to be incorrect and result in significant declines in valuation; (6) current and further deterioration in the housing and commercial real estate markets may lead to increased loss severities and further worsening of delinquencies and non-performing assets in our loan portfolios; (7) our allowance for loan losses may not be adequate to cover actual losses, and we may be required to materially increase our reserves; (8) our commercial real estate and commercial business loan portfolios carry heightened credit risk; (9) our ability to borrow funds, maintain deposits or custodial accounts, or raise capital could be limited, which could adversely affect our earnings; (10) we may be required to raise capital at terms that are materially adverse to our stockholders; (11) our holding company is dependent on our bank subsidiary for funding of obligations and dividends; (12) the network and computer systems on which we depend could fail or experience a security breach; (13) our business is highly regulated; (14) our loans are geographically concentrated in California; and (15) we face significant competition in the financial services industry.  All of the Company’s operations and most of its customers are located in California.  In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers.

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

The primary activity of the Company is commercial banking.  The Company has ten full service branch offices located entirely in the southern and eastern regions of the general San Francisco Bay area of California in the counties of Santa Clara, Alameda and Contra Costa.  The largest city in this area is San Jose and the Company’s market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley.  The Company’s customers are primarily closely held businesses and professionals. In addition, the Company has four loan production offices located in Fresno, Oakland, Sacramento, and Santa Rosa, California.

Performance Overview

Comparison of 2008 operating results to 2007 includes the effects of acquiring Diablo Valley Bank (“DVB”) on June 20, 2007.  In the DVB transaction, the Company acquired $269 million of tangible assets, including $204 million of net loans, and assumed $249 million of deposits.

For the three months and nine months ended September 30, 2008, consolidated net income was $2.4 million and $1.1 million, compared to $3.2 million and $11.3 million for the three months and nine months ended September 30, 2007, a decrease of 25% and 91%, respectively.  Earnings per diluted share were $0.21 and $0.09 for the three and nine months ended September 30, 2008, compared to $0.24 and $0.91 for the three months and nine months ended September 30, 2007, a decrease of 13% and 90%, respectively. Net income during 2008 continues to be impacted by net margin compression, an increasing provision for loan losses, and lower noninterest income.

The annualized returns on average assets (ROAA) and average equity (ROAE) for the third quarter of 2008 were 0.65% and 6.78%, compared to 0.96% and 7.56% for the quarter ended September 30, 2007, respectively.  ROAA and ROAE for the first nine months of 2008 were 0.10% and 0.95%, compared to 1.31% and 10.60% for the first nine months of 2007, respectively. The annualized returns on average tangible assets (ROATA) and average tangible equity (ROATE) for the third quarter of 2008 were 0.67% and 10.15%, compared to 1.00% and 10.55% for the quarter ended September 30, 2007, respectively.  ROATA and ROATE for the first nine months of 2008 were 0.10% and 1.39%, compared to 1.33% and 12.12% for the first nine months of 2007, respectively.

The following are major factors impacting the Company’s results of operations:

•
Net interest income decreased 5% to $13.0 million in the third quarter of 2008 from $13.8 million in the third quarter of 2007, and increased 3% to $39.1 million in the first nine months of 2008 from $37.9 million in the first nine months of 2007.  Changes in 2008 net interest income were primarily due to an increase in the volume of average interest earning assets as a result of the merger with DVB and significant new loan production, partially offset by a lower net interest margin.

•
The net interest margin for the third quarter of 2008 was 3.83%, a decrease of 17 basis points from 4.00% for the second quarter of 2008. For the nine months ended September 30, 2008, the net interest margin decreased 88 basis points to 4.04% from 4.92% for the same period a year ago. The net interest margin declined in 2008 primarily due a decrease in short-term interest rates and an increase in nonperforming assets.

•
The Company’s provision for loan losses in the third quarter of 2008 was $1.6 million and $11.0 million for the nine months ended September 30, 2008. The significant increase in the provision for loan losses was primarily due to the $41 million in loan growth for the quarter and $214 million for the first nine months of 2008, and increasing risk in the loan portfolio reflected in the increase in nonperforming loans.

•
As previously disclosed, during the second quarter of 2008, the Company fully provided for estimated losses of $5.1 million on loans to one customer and his related entities. All of these loans are in default under their respective loan terms and have been placed on nonaccrual status.

•
Noninterest income increased 3% to $1.7 million in the third quarter of 2008 from $1.6 million in the third quarter of 2007, and decreased 22% to $5.0 million in the first nine months of 2008 from $6.4 million in the first nine months of 2007, primarily due to the strategic shift to retain, rather than sell, SBA loan production.

•
The efficiency ratio was 70.56% and 72.48% in the third quarter and first nine months of 2008, compared to 68.21% and 61.64% in the third quarter and first nine months of 2007, respectively, primarily due to a lower net interest margin, no gains on sale of SBA loans and higher noninterest expense.

•
Income tax expense for the quarter and nine months ended September 30, 2008 was $309,000 and $39,000, respectively, as compared to $2.2 million and $6.5 million for the same periods in 2007. The effective income tax rate for the quarter and nine months ended September 30, 2008 was 11.2% and 3.5%, respectively, as compared to an effective income tax rate of 40.0% and 36.4% for the same periods in 2007. The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships and investments in tax-free municipal securities.  The effective tax rates in 2008 are lower compared to 2007 because pre-tax income decreased substantially while benefits from tax advantaged investments did not.

The following are important factors in understanding our current financial condition and liquidity position:

•
Total assets increased by $185 million, or 14%, to $1.51 billion at September 30, 2008 from $1.33 billion at September 30, 2007, primarily due to loans generated by additional relationship managers hired, as well as a new office in Walnut Creek.

•	Total loan balances increased by $296 million, or 31%, from September 30, 2007 to September 30, 2008.
•
The Company’s loan growth in the nine months ended September 30, 2008 outpaced deposit growth, resulting in an increase in brokered deposits of $145 million for the first nine months and $76 million for the third quarter of 2008. The Company’s noncore funding (which consists of time deposits $100,000 and over, brokered deposits, securities under agreement to repurchase, and other short-term borrowings) to total assets ratio was 32% at September 30, 2008, compared to 15% a year ago.  The Company’s loans to total deposits ratio was 105% at September 30, 2008, compared to 87% a year ago.

•
Primarily due to softening in the real estate market in the Company’s market area, which is expected to continue into 2009, nonperforming assets increased by $10.8 million in the third quarter from the second quarter of 2008.

•	The consolidated Company and Heritage Bank of Commerce meet the regulatory definition of "well-capitalized" at September 30, 2008.

Deposits

Growth in deposits is an important metric management uses to measure market share.  The Company’s depositors are generally located in its primary market area.  Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers.  The Company had $185 million in brokered deposits at September 30, 2008.  The brokered deposits generally mature within one to three years and are generally less desirable because of higher interest rates. The increase in brokered deposits of $133 million from September 30, 2007 was primarily to fund increasing loan growth. The Company also seeks deposits from title insurance companies, escrow accounts and real estate exchange facilitators, which were $83 million at September 30, 2008.  As a result of the current economic environment, these deposits decreased $20 million in the third quarter from the second quarter of 2008. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.  Deposits at September 30, 2008 were $1.2 billion compared to $1.1 billion at September 30, 2007, an increase of 8%.  The Company has not experienced any extraordinary demand outside its general ordinary course of business from its customers to withdraw the deposits as a result of recent developments in the financial institution industry.

Lending

Our lending business originates primarily through branch offices located in our primary market.  While the economy in our primary service area has shown signs of weakening in late 2007 and the first nine months of 2008, the Company has continued to experience strong loan growth.  Commercial loans and commercial real estate loans increased from December 31, 2007, as a result of relationship manager additions over the past year and opportunities created by recent consolidation in the local banking industry.  We will continue to use and improve existing products to expand market share in current locations. Total loans increased to $1.3 billion at September 30, 2008 compared to $955 million at September 30, 2007.

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

From September 1, 2007 through April 30, 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 325 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company’s loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company’s primary funding source, these deposits tend to price more slowly than floating rate loans. The Federal Reserve lowered the targeted federal funds rate by 50 basis points on October 8, 2008 and another 50 basis points on October 29, 2008, to 1.00%. The average prime rate during the nine months ended September 30, 2008 was 5.43%, compared to 8.23% in the same period a year ago.

Management of Credit Risk

Because of our focus on business banking, loans to single borrowing entities are often larger than would be found in a more consumer oriented bank with many smaller, more homogenous loans.  The average size of its loan relationships makes the Company more susceptible to larger losses.  As a result of this concentration of larger risks, the Company has maintained an allowance for loan losses which is higher than might be indicated by its actual historic loss experience.  In setting the loan loss allowance, management takes into consideration many factors including loan growth, changes in the composition of the loan portfolio, the general economic condition in the Company’s market area, and the impact on the industrial sectors the Company services, as well as management’s overall assessment of the quality of the loan portfolio and the lending staff and managers who service the portfolio.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance.  Over the last three years, the Company has undertaken several initiatives to reduce its noninterest expense and improve efficiency.  Operating expenses have increased in the first nine months of 2008 due to the acquisition of DVB on June 20, 2007, opening of a new office in Walnut Creek in August 2007, the addition of experienced banking professionals and the write-off of leasehold improvements in the third quarter of 2008 resulting from the consolidation of our Los Altos offices. Management monitors progress in reducing noninterest expense through review of the Company’s efficiency ratio.  The efficiency ratio increased in 2008 primarily due to compression of the Company’s net interest margin, a decrease in noninterest income, the increase in nonperforming assets and the increase in expenses.

Capital Management and Share Repurchases

Heritage Bank of Commerce meets the regulatory definition of “well capitalized” at September 30, 2008.  The Company also satisfies its regulatory capital requirements on a consolidated basis. As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.  In July, 2007, the Board of Directors authorized the repurchase of up to an additional $30 million of common stock through July, 2009.  From August 13, 2007 through May 27, 2008, the Company has bought back 1,645,607 shares for a total of $29.9 million, thus completing the current stock repurchase plan.

Starting in 2006, the Company initiated the payment of quarterly cash dividends.  The Company’s general policy is to pay cash dividends within the range of typical peer payout ratios, provided that such payments do not adversely affect our financial condition and are not overly restrictive to our growth capacity.  On October 23, 2008, the Company declared an $0.08 per share quarterly cash dividend.  The dividend will be paid on December 10, 2008, to shareholders of record on November 19, 2008. The Company expects to continue to pay quarterly cash dividends.

U.S. Treasury Capital Purchase Program

The U.S. Treasury introduced its Capital Purchase Program on October 14, 2008, under which the Treasury will make up to $250 billion in equity capital available to qualifying financial institutions to help restore confidence and stability in the U.S. financial markets.  The Company applied for participation in the program, and on November 5, 2008, the Company announced that it had obtained preliminary approval of its application for the United States Treasury Department to invest approximately $40 million in the Company's preferred stock and common stock warrants. The investment is expected to occur during the fourth quarter of 2008.  The Treasury's term sheet with additional detail about the Capital Purchase Program is available on the Treasury's website at http://www.ustreas.gov. The equity investment will be treated as Tier 1 capital for bank regulatory purposes.  On a pro forma basis, if the issuance of the preferred stock had occurred on September 30, 2008, the Company’s consolidated leverage ratio would have increased to 10.72% from 8.27%, the tier 1 risked-based capital ratio would have increased to 11.70% from 8.83%, and the total risk-based capital ratio would have increased to 12.95% from 10.08%.

FDIC's Temporary Liquidity Program

In another effort to address the liquidity problems facing the banking sector, the Federal Deposit Insurance Corporation (“FDIC”) announced that it was commencing a Temporary Liquidity Guarantee Program (“Liquidity Program”).  According to the Liquidity Program, the FDIC will guarantee all newly issued senior unsecured debt issued by eligible entities on or before June 30, 2009.  The guaranteed forms of debt will include promissory notes, commercial paper, inter-bank funding, and any unsecured portion of secured debt.  The amount of debt covered by the guarantee may not exceed 125% of the debt of the eligible entity that was outstanding as of September 30, 2008, and that was scheduled to mature before June 30, 2009.  Guarantee coverage on eligible debt issued on or before June 30, 2009, will only be in effect for three years, even if the debt does not mature by that date.  Guarantee coverage would also apply to non-interest bearing transaction deposit accounts (“Covered Deposits”) held by FDIC-insured banks until December 31, 2008.

For the first 30 days of the Liquidity Program, all eligible entities will automatically be covered.  Prior to the end of this initial period, an eligible entity must inform the FDIC if it wishes to opt out of the program.  If an eligible entity opts out, the guarantee on its newly issued senior unsecured debt or its Covered Deposits will expire at the end of the 30-day period, regardless of the term of the debt or Covered Deposits.  There will be no fee for the first 30 days of coverage under the Liquidity Program.  After that time, eligible entities will be charged an annual fee of 75 basis points multiplied by the amount of debt issued under the program.  For Covered Deposits, there will be a fee of 10 basis points for deposits in excess of the current $250,000 insurance limit.

The Company is an eligible entity and it anticipates that it will participate in the program including beyond the first 30 days of coverage.

FDIC Assessments

The FDIC has issued a proposed rule to raise current deposit insurance assessment rates uniformly for all financial institutions for the first quarter of 2009.  The proposed rule also provides for a new means of calculating deposit insurance beginning during the second quarter of 2009, and includes an assessment of the financial institution’s risk profile as determined by the FDIC.  Although final rules have not been published, the Company anticipates that its cost of insuring deposits will increase in 2009, when and if the final rules are adopted.

RESULTS OF OPERATIONS

Net Interest Income and Net Interest Margin

The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.   Net interest income increased 3% to $39.1 million for the nine months ended September 30, 2008 from 2007, primarily due to an increase in interest-earning assets, partially offset by a decrease in the net interest margin.

The following Distribution, Rate and Yield tables present the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated.  Average balances are based on daily averages.

Distribution, Rate and Yield

	For the Three Months Ended September 30,
	2008			2007
		Interest	Average		Interest	Average
NET INTEREST INCOME AND NET INTEREST MARGIN	Average	Income/	Yield/	Average	Income/	Yield/
(in $000's, unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:	(Dollars in thousands)
Loans, gross	$1,231,931	$17,919	5.79%	$939,023	$19,282	8.15%
Securities	119,582	1,267	4.22%	166,782	1,919	4.56%
Interest bearing deposits in other financial institutions	182	1	2.19%	2,908	31	4.23%
Federal funds sold	2,035	10	1.95%	66,683	873	5.19%
Total interest earning assets	1,353,730	$19,197	5.64%	1,175,396	$22,105	7.46%
Cash and due from banks	34,234			40,334
Premises and equipment, net	9,185			9,430
Goodwill and other intangible assets	47,690			48,264
Other assets	54,895			62,771
Total assets	$1,499,734			$1,336,195

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$144,809	$308	0.85%	$153,352	$863	2.23%
Savings and money market	415,826	1,624	1.55%	460,596	3,981	3.43%
Time deposits, under $100	33,893	224	2.63%	33,379	327	3.89%
Time deposits, $100 and over	170,045	1,138	2.66%	137,605	1,786	5.15%
Brokered time deposits	165,000	1,617	3.90%	59,265	706	4.73%
Notes payable to subsidiary grantor trusts	23,702	527	8.85%	23,702	585	9.79%
Securities sold under agreement to repurchase	35,000	264	3.00%	10,900	76	2.77%
Other short-term borrowings	77,989	449	2.29%	-	-	N/A
Total interest bearing liabilities	1,066,264	$6,151	2.29%	878,799	$8,324	3.76%
Demand, noninterest bearing	261,578			263,465
Other liabilities	28,574			23,795
Total liabilities	1,356,416			1,166,059
Shareholders' equity:	143,318			170,136
Total liabilities and shareholders' equity	$1,499,734			$1,336,195

Net interest income / margin		$13,046	3.83%		$13,781	4.65%

Note: Yields and amounts earned on loans include loan fees and costs.  Nonaccrual loans are included in the average balance calculation above.

	For the Nine Months Ended September 30,
	2008			2007
		Interest	Average		Interest	Average
NET INTEREST INCOME AND NET INTEREST MARGIN	Average	Income/	Yield/	Average	Income/	Yield/
(in $000's, unaudited)	Balance	Expense	Rate	Balance	Expense	Rate
Assets:	(Dollars in thousands)
Loans, gross	$1,159,535	$53,524	6.17%	$800,468	$49,541	8.27%
Securities	129,570	4,201	4.33%	170,650	5,853	4.59%
Interest bearing deposits in other financial institutions	571	10	2.34%	2,928	104	4.75%
Federal funds sold	3,082	56	2.43%	54,996	2,158	5.25%
Total interest earning assets	1,292,758	$57,791	5.97%	1,029,042	$57,656	7.49%
Cash and due from banks	36,085			36,299
Premises and equipment, net	9,200			5,116
Goodwill and other intangible assets	47,880			17,981
Other assets	57,718			62,048
Total assets	$1,443,641			$1,150,486

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$149,451	$1,276	1.14%	$143,685	$2,409	2.24%
Savings and money market	453,146	6,375	1.88%	369,268	8,721	3.16%
Time deposits, under $100	34,340	815	3.17%	31,873	917	3.85%
Time deposits, $100 and over	163,793	3,891	3.17%	113,694	3,865	4.55%
Brokered time deposits	96,921	2,928	4.04%	51,359	1,757	4.57%
Notes payable to subsidiary grantor trusts	23,702	1,610	9.07%	23,702	1,749	9.87%
Securities sold under agreement to repurchase	31,033	674	2.90%	16,266	333	2.74%
Other short-term borrowings	56,306	1,104	2.62%	-	-	N/A
Total interest bearing liabilities	1,008,692	$18,673	2.47%	749,847	$19,751	3.52%
Demand, noninterest bearing	257,054			234,943
Other liabilities	27,785			23,319
Total liabilities	1,293,531			1,008,109
Shareholders' equity:	150,110			142,377
Total liabilities and shareholders' equity	$1,443,641			$1,150,486

Net interest income / margin		$39,118	4.04%		$37,905	4.92%

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

Volume and Rate Variances

	Three Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$4,252	$(5,615)	$(1,363)
Securities	(502)	(150)	(652)
Interest bearing deposits in other financial institutions	(15)	(15)	(30)
Federal funds sold	(317)	(546)	(863)
Total interest income from interest earnings assets	$3,418	$(6,326)	$(2,908)

Expense on interest bearing liabilities:
Demand, interest bearing	$(20)	$(535)	$(555)
Savings and money market	(171)	(2,186)	(2,357)
Time deposits, under $100	3	(106)	(103)
Time deposits, $100 and over	218	(866)	(648)
Brokered time deposits	1,036	(125)	911
Notes payable to subsidiary grantor trusts	-	(58)	(58)
Securities sold under agreement to repurchase	182	6	188
Other short-term borrowings	449	-	449
Total interest expense on interest bearing liabilities	$1,697	$(3,870)	$(2,173)
Net interest income	$1,721	$(2,456)	$(735)

	Nine Months September 30,
	2008 vs. 2007
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$16,550	$(12,567)	$3,983
Securities	(1,331)	(321)	(1,652)
Interest bearing deposits in other financial institutions	(41)	(53)	(94)
Federal funds sold	(944)	(1,158)	(2,102)
Total interest income from interest earnings assets	$14,234	$(14,099)	$135

Expense on interest bearing liabilities:
Demand, interest bearing	$50	$(1,183)	$(1,133)
Savings and money market	1,178	(3,524)	(2,346)
Time deposits, under $100	59	(161)	(102)
Time deposits, $100 and over	1,193	(1,167)	26
Brokered time deposits	1,375	(204)	1,171
Notes payable to subsidiary grantor trusts	0	(139)	(139)
Securities sold under agreement to repurchase	321	20	341
Other short-term borrowings	1,104	-	1,104
Total interest expense on interest bearing liabilities	$5,280	$(6,358)	$(1,078)
Net interest income	$8,954	$(7,741)	$1,213

The net interest margin was 3.83% for the third quarter of 2008, a 17 basis points decrease compared to 4.00% for the second quarter this year and an 82 basis points decrease from 4.65% in the third quarter a year ago. For the nine months ended September 30, 2008, the net interest margin decreased 88 basis points to 4.04% from 4.92% for the first nine months of 2007. Decreases in the net interest margin are primarily the result of the 325 basis points decline in short-term interest rates from September 1, 2007 through April 30, 2008.

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

Provision for Loan Losses

Credit risk is inherent in the business of making loans. The Company sets aside an allowance for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a quarterly evaluation of the adequacy of the Company’s allowance for loan losses and charging the shortfall, if any, to the current quarter’s expense. A credit provision for loan losses is recorded if the allowance would otherwise be more than warranted because of a significant decrease in impaired loans, total loans or material net recoveries during a quarter.  This has the effect of creating variability in the amount and frequency of charges to the Company’s earnings.  The loan loss provision and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management’s assessment of the quality of the loan portfolio, the valuation of problem loans, and the general economic conditions in the Company’s market area.

The Company had a provision for loan losses of $1.6 million and $11.0 million for the three and nine months ended September 30, 2008, respectively. The increase in the provision for loan losses year-to-date for 2008 was primarily due to $5.1 million of estimated losses on loans to one customer and his related entities in the second quarter, $214 million in loan growth, and additional risk in the loan portfolio reflected in an increase of $20.6 million in nonperforming loans. The Company has filed a lawsuit to recover the $5.1 million loan amount, accrued interest and costs from one customer and his related entities. The complaint also alleges that the securities in the account collateralizing a $4 million secured loan may not be recoverable, and Heritage Bank of Commerce has named as an additional defendant, the securities firm that held the securities collateral account.  Due to a substantial problem with the validity of the collateral for the majority of the debt and the bankruptcy filing of the borrower, the Company does not expect a quick resolution to this issue.

Primarily due to net recoveries, the Company had a reverse provision for loan losses of $500,000 and $736,000 for the three and nine months ended September 30, 2007, respectively.

See additional discussion under the captions “Nonperforming Assets” and "Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	September 30,		2008 versus 2007
	2008	2007	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$-	$60	$(60)	-100%
Servicing income	491	546	(55)	-10%
Increase in cash surrender value of life insurance	416	374	42	11%
Service charges and fees on deposit accounts	505	344	161	47%
Other	276	315	(39)	-12%
Total noninterest income	$1,688	$1,639	$49	3%

	For the Nine Months Ended		Increase (decrease)
	September 30,		2008 versus 2007
	2008	2007	Amount	Percent
	(Dollars in thousands)
Gain on sale of SBA loans	$-	$1,766	$(1,766)	-100%
Servicing income	1,347	1,596	(249)	-16%
Increase in cash surrender value of life insurance	1,232	1,071	161	15%
Service charges and fees on deposit accounts	1,457	954	503	53%
Other	958	1,028	(70)	-7%
Total noninterest income	$4,994	$6,415	$(1,421)	-22%

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

Service charges and fees on deposit accounts were higher during the third quarter and first nine months of 2008 compared to the same periods a year ago, due to higher fees from accounts on analysis as a result of lower interest rates and fewer waived fees.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	September 30,		2008 versus 2007
	2008	2007	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,665	$5,840	$(175)	-3%
Occupancy and equipment	1,348	1,169	179	15%
Professional fees	468	751	(283)	-38%
Data processing	252	252	-	0%
Low income housing investment losses	208	233	(25)	-11%
Client services	196	155	41	26%
Advertising and promotion	186	206	(20)	-10%
Amortization of intangible assets	176	167	9	5%
Other	1,898	1,745	153	9%
Total noninterest expense	$10,397	$10,518	$(121)	-1%

	For the Nine Months Ended		Increase (decrease)
	September 30,		2008 versus 2007
	2008	2007	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$17,694	$15,413	$2,281	15%
Occupancy and equipment	3,511	2,933	578	20%
Professional fees	2,112	1,489	623	42%
Data processing	751	653	98	15%
Low income housing investment losses	661	588	73	12%
Client services	629	631	(2)	0%
Advertising and promotion	609	808	(199)	-25%
Amortization of intangible assets	565	185	380	205%
Other	5,442	4,618	824	18%
Total noninterest expense	$31,974	$27,318	$4,656	17%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended September 30,
		Percent		Percent
	2008	of Total	2007	of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,665	54%	$5,840	56%
Occupancy and equipment	1,348	13%	1,169	11%
Professional fees	468	5%	751	7%
Data processing	252	2%	252	2%
Low income housing investment losses	208	2%	233	2%
Client services	196	2%	155	1%
Advertising and promotion	186	2%	206	2%
Amortization of intangible assets	176	2%	167	2%
Other	1,898	18%	1,745	17%
Total noninterest expense	$10,397	100%	$10,518	100%

	For The Nine Months Ended September 30,
		Percent		Percent
	2008	of Total	2007	of Total
	(Dollars in thousands)
Salaries and employee benefits	$17,694	55%	$15,413	56%
Occupancy and equipment	3,511	11%	2,933	11%
Professional fees	2,112	7%	1,489	6%
Data processing	751	2%	653	2%
Low income housing investment losses	661	2%	588	2%
Client services	629	2%	631	2%
Advertising and promotion	609	2%	808	3%
Amortization of intangible assets	565	2%	185	1%
Other	5,442	17%	4,618	17%
Total noninterest expense	$31,974	100%	$27,318	100%

Salaries and employee benefits is the single largest component of noninterest expenses.  Salaries and employee benefits decreased $175,000 for the third quarter of 2008, compared to the third quarter of 2007, mainly due to retention bonuses paid in the third quarter of 2007 related to the DVB acquisition and upfront expenses associated with the hiring of new bankers for the East Bay expansion and SBA team.  Salaries and employee benefits increased $2.3 million for the nine months ended September 30, 2008, compared to the same periods in 2007, primarily due to the full year impact from the acquisition of DVB and the Company hiring a number of experienced bankers. Full-time equivalent employees were 226 at both September 30, 2008 and 2007.

Occupancy and equipment increased $179,000 and $578,000 for the quarter and nine months ended September 30, 2008, respectively, from the same periods in 2007.  The increase in 2008 was a result of the write-off of leasehold improvements in the third quarter of 2008 due to the consolidation of our two offices in Los Altos and the full year impact of the acquisition of DVB and the opening of our Walnut Creek office in August 2007.

Professional fees decreased $283,000 for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007, due to higher audit and consultant fees in the third quarter of 2007 related to the DVB acquisition.  Professional fees increased $623,000 for the nine months ended September 30, 2008, from the same periods in 2007, primarily due to full year impact of the acquisition of DVB, and legal services related to our recovery efforts of $5.1 million of defaulted loans from one customer and his related entities.

Amortization of intangible assets and other expense increased in 2008 primarily due to the full year impact of the acquisition of DVB.

FINANCIAL CONDITION

As of September 30, 2008, total assets were $1.51 billion, compared to $1.33 billion as of September 30, 2007.   Total securities were $107.6 million at September 30, 2008, a decrease of 28% from $150 million at September 30, 2007.  The total loan portfolio was $1.25 billion, an increase of $296 million or 31%, from $955 million at September 30, 2007.  Total deposits were $1.19 billion as of September 30, 2008, compared to $1.10 billion as of September 30, 2007.  Securities sold under agreement to repurchase increased $24 million or 221% to $35.0 million at September 30, 2008, from $10.9 million at September 30, 2007.

Securities Portfolio

The following table reflects the fair values for each category of securities at the dates indicated:

	September 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$19,893	$4,955	$4,991
U.S. Government Sponsored Entities	8,598	46,146	35,803
Mortgage-Backed	70,311	84,506	83,046
Municipals - Taxable	-	499	-
Municipals - Tax Exempt	2,052	5,984	4,114
Collateralized Mortgage Obligations	6,711	8,026	7,448
Total	$107,565	$150,116	$135,402

The following table summarizes the amounts and distribution of the Company’s securities available-for-sale and the weighted average yields at September 30, 2008:

	September 30, 2008
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$19,893	1.78%	$-	-	$-	-	$-	-	$19,893	1.78%
U.S. Government Sponsored Entities	6,557	4.92%	2,041	5.25%	-	-	-	-	8,598	5.00%
Mortgage-Backed	47	3.61%	2,774	3.17%	25,940	4.46%	41,550	4.63%	70,311	4.51%
Municipals - Tax Exempt	2,052	3.34%	-	-	-	-	-	-	2,052	3.34%
Collateralized Mortgage Obligations	-	-	-	-	4,688	5.60%	2,023	2.92%	6,711	4.79%
Total	$28,549	2.62%	$4,815	4.05%	$30,628	4.63%	$43,573	4.55%	$107,565	4.04%

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

The Company’s portfolio is currently composed primarily of:  (i) U.S. Treasury securities and Government sponsored entities’ debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio.

Except for U.S. Treasury securities and debt obligations of U.S. Government sponsored entities, no securities of a single issuer exceeded 10% of shareholders’ equity at September 30, 2008.  The Company has no direct exposure to so-called subprime loans or securities, nor does it own any Fannie Mae or Freddie Mac equity securities.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Compared to September 30, 2007, the securities portfolio declined by $42.6 million, or 28%, and decreased to 7% of total assets at September 30, 2008, from 11% at September 30, 2007.  U.S. Treasury securities and Government sponsored entities’ debt securities decreased to 26% of the portfolio at September 30, 2008, from 34% at September 30, 2007.  The decrease was primarily to fund loan growth. Municipal securities, mortgage-backed securities, and collateralized mortgage obligations remained fairly constant in the portfolio in the third quarter of 2008, compared to the third quarter of 2007.  The Company’s mortgage-backed securities and collateralized mortgage obligations are primarily U.S. Government sponsored entity instruments. These securities were determined not to be “other than temporarily impaired” as of September 30, 2008. The Company invests in securities with the available cash based on market conditions and the Company’s cash flow.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans represented 83% of total assets at September 30, 2008, as compared to 72% at September 30, 2007.  The ratio of loans to deposits increased to 105% at September 30, 2008, from 87% at September 30, 2007.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution
	September 30,		September 30,		December 31,
	2008	% to Total	2007	% to Total	2007	% to Total
	(Dollars in thousands)
Commercial	$532,367	43%	$378,777	40%	$411,251	40%
Real estate - mortgage	405,897	32%	325,327	34%	361,211	35%
Real estate - land and construction	253,134	20%	205,925	22%	215,597	21%
Home equity	51,981	4%	39,771	4%	44,187	4%
Consumer	5,549	1%	4,131	0%	3,044	0%
Loans	1,248,928	100%	953,931	100%	1,035,290	100%
Deferred loan costs	1,412	-	727	-	1,175	-
Total loans, net of deferred costs	1,250,340	100%	954,658	100%	1,036,465	100%
Allowance for loan losses	(22,323)		(11,472)		(12,218)
Loans, net	$1,228,017		$943,186		$1,024,247

While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries sectors as major “drivers” to the local economy. The companies in these sectors are subject to economic cycles. These cycles will have a direct impact on the Company’s loan portfolio quality.

The Company’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans” with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). Prior to third quarter of 2007, the Company’s strategy was to sell the guaranteed portion of these loans in the secondary market depending on market conditions. Once it was determined that these loans would be sold, these loans were classified as held-for-sale and carried at the lower of cost or market. When the guaranteed portion of an SBA loan was sold, the Company retained the servicing rights for the sold portion.  In the beginning of the third quarter of 2007, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans.

As of September 30, 2008, commercial real estate mortgage loans of $406 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial property.  Properties securing the commercial real estate mortgage loans are primarily located in the Company’s market, which is the Greater San Francisco Bay Area.  Real estate values in the Greater San Francisco Bay Area have declined significantly in the residential market in 2008 compared to 2007. Other areas in California and the U.S. have experienced even greater declines. The commercial real estate market has not yet seen the same level of declines as the residential market in the Greater San Francisco Bay Area.  However, the Company’s borrowers could be adversely impacted by a further downturn in these sectors of the economy, which could adversely impact the borrowers’ ability to repay their loans and reduce demand for loans.

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

The Company’s land and construction loans are primarily short-term interim loans to finance the construction of commercial and single family residential properties.  The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

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

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans.  For HBC, these lending limits were $30 million and $51 million at September 30, 2008.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of September 30, 2008. The table shows the distribution of such loans between those loans with fixed interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of September 30, 2008, approximately 73% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$480,459	$38,245	$13,663	$532,367
Real estate - mortgage	124,453	196,680	84,764	405,897
Real estate - land and construction	204,462	48,672	-	253,134
Home equity	47,138	226	4,617	51,981
Consumer	4,516	1,033	-	5,549
Loans	$861,028	$284,856	$103,044	$1,248,928

Loans with variable interest rates	$795,439	$106,530	$7,675	909,644
Loans with fixed interest rates	65,589	178,326	95,369	339,284
Loans	$861,028	$284,856	$103,044	$1,248,928

Loan Servicing

As of September 30, 2008 and 2007, $152 million and $190 million, respectively, in SBA loans were serviced by the Company for others.

Activity for loan servicing rights was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning of period balance	$1,307	$2,138	$1,754	$2,154
Additions	-	42	-	575
Amortization	(158)	(234)	(605)	(783)
End of period balance	$1,149	$1,946	$1,149	$1,946

Loan servicing rights are included in accrued interest receivable and other assets on the balance sheet and reported net of amortization. There was no valuation allowance as of September 30, 2008 and 2007, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Beginning of period balance	$1,928	$3,750	$2,332	$4,537
Additions	-	-	-	27
Amortization	(116)	(182)	(769)	(833)
Unrealized holding gain (loss)	472	74	721	(89)
End of period balance	$2,284	$3,642	$2,284	$3,642

Nonperforming Assets

Financial institutions generally have a certain level of exposure to asset quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay.  Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the management of credit risk is focused primarily on loans.  Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, or as a result of downturns in national and regional economies that depress overall property values.  In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity deteriorates.

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

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due unless they are both well secured and in the process of collection); loans restructured where the terms of repayment have been renegotiated, resulting in a reduction of interest or principal; and other real estate owned (“OREO”).  Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan.  At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received as long as the collection of all outstanding principal is not in doubt.  The loans may or may not be collateralized, and collection efforts are continuously pursued.  Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution.  OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

Nonperforming Assets

	September 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Nonaccrual loans	$23,095	$2,862	$3,363
Loans 90 days past due and still accruing	1,016	18	101
Total nonperforming loans	24,111	2,880	3,464
Other real estate owned	970	487	1,062
Total nonperforming assets	$25,081	$3,367	$4,526

Nonperforming assets as a percentage of total
loans plus other real estate owned	2.00%	0.35%	0.44%

Primarily due to a softening in the real estate market, which is expected to continue well into 2009, nonperforming assets at September 30, 2008 increased $21.7 million from September 30, 2007 levels, and $20.6 million from December 31, 2007.  The increase in nonperforming assets in the third quarter of 2008 was primarily in land and construction loans and, to a lesser extent, small business loans.

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

Specific allowances are established for impaired loans.  Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement and the loan meets a certain size threshold amount. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral less costs to sell if the loan is collateral dependent or on the present value of expected future cash flows or values that are observable in the secondary market.

The formula portion of the allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on the Company's historical loss experience, adjusted for significant factors that, in management's judgment, affect the collectability of the portfolio as of the evaluation date. The adjustment factors for the formula allowance may include existing general economic and business conditions affecting the key lending areas of the Company, in particular the real estate market, credit quality trends, collateral values, loan volumes and concentrations, the technology industry and specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty and management judgment.

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).  The principal balance of classified loans was $78.5 million at September 30, 2008, $73.0 million at June 30, 2008, $25.2 million at December 31, 2007, and $24.3 million at September 30, 2007. The $53.3 million increase in classified loans during the first nine months of 2008 consists of $29.3 million in land and construction loans, $13.5 million in commercial loans, $5.0 million in commercial real estate loans, $5.1 million loans to one customer and his related entities, and $0.4 million in other loans. We believe the level of classified loans will increase in the next couple of quarters due to the continuing economic downturn.

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

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses
	For the Nine Months Ended		For the Year Ended
	September 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Balance, beginning of period / year	$12,218	$9,279	$9,279
Net (charge-offs) recoveries	(932)	804	825
Provision for loan losses	11,037	(736)	(11)
Allowance acquired in bank acquisition	-	2,125	2,125
Balance, end of period/ year	$22,323	$11,472	$12,218

RATIOS:
Net (charge-offs) recoveries to average loans*	-0.11%	0.14%	0.10%
Allowance for loan losses to total loans*	1.79%	1.20%	1.18%
Allowance for loan losses to nonperforming loans	93%	398%	353%

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

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as noninterest-bearing demand, NOW accounts, savings accounts and money market deposit accounts.  The Company’s liquidity is impacted by the volatility of deposits or other funding instruments, or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons.  Deposits can be adversely affected if economic conditions in California, and the Company’s market area in particular, continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits:

	September 30, 2008		September 30, 2007		December 31, 2007
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest bearing	$257,739	22%	$263,244	24%	$268,005	25%
Demand, interest bearing	139,377	12%	146,410	13%	150,527	14%
Savings and money market	400,863	34%	468,263	42%	432,293	41%
Time deposits, under $100	34,792	3%	32,341	3%	34,092	3%
Time deposits, $100 and over	168,361	14%	138,327	13%	139,562	13%
Brokered time deposits	185,052	15%	52,179	5%	39,747	4%
Total deposits	$1,186,184	100%	$1,100,764	100%	$1,064,226	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States.  At September 30, 2008 and 2007, less than 4% and less than 1% of deposits were from public sources, respectively.

Total deposits were $1.2 billion at September 30, 2008 and $1.1 billion at September 30, 2007.  At September 30, 2008, compared to September 30, 2007, noninterest bearing demand deposits decreased $5.5 million, or 2%; interest bearing demand deposits decreased $7.0 million, or 5%; savings and money market deposits decreased $67 million, or 14%; time deposits increased $32.5 million, or 19%; and brokered deposits increased $133 million, or 255%.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 and over, as of September 30, 2008:

Certificate of Deposit Maturity Distribution

	September 30, 2008
	Balance	% of Total
	(Dollars in thousands)
Three months or less	$125,858	36%
Over three months through six months	78,828	22%
Over six months through twelve months	65,958	19%
Over twelve months	82,609	23%
Total	$353,253	100%

The Company focuses primarily on providing and servicing business deposit accounts that are frequently over $100,000 in average balance per account.   The account activity for some account types and client types necessitates appropriate liquidity management practices by the Company to ensure its ability to fund deposit withdrawals.

Return on Equity and Assets

The following table indicates the ratios for return on average assets, average tangible assets, and average equity, and average tangible equity, dividend payout, and average equity to average assets for the third quarter and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Return on average assets	0.65%	0.96%	0.10%	1.31%
Return on average tangible assets	0.67%	1.00%	0.10%	1.33%
Return on average equity	6.78%	7.56%	0.95%	10.60%
Return on average tangible equity	10.15%	10.55%	1.39%	12.12%
Dividend payout ratio	35.76%	24.75%	270.43%	19.49%

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost-effective fashion.  At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments.  An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands.  The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity.  Excess balance sheet liquidity can negatively impact the Company’s interest margin. In order to meet short-term liquidity needs, the Company utilizes overnight Federal funds purchase arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources and maintains a collateralized line of credit with the Federal Home Loan Bank (the “FHLB”) of San Francisco. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available-for-sale.

During 2008, the Company experienced a tightening in its liquidity position as a result of the significant loan growth from the acquisition of DVB, opening of the Walnut Creek office and addition of new relationship managers.  In order to partially fund the loan growth, the Company added brokered deposits of $76 million during the third quarter and $145 million during the first nine months of 2008.

FHLB Borrowings & Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. At September 30, 2008, the Company had $80 million of overnight borrowings from the FHLB, bearing interest at 0.83%. There were no advances at September 30, 2007.  The Company had $270 million of loans pledged to the FHLB as collateral on an available line of credit of $122 million at September 30, 2008. At September 30, 2008, HBC had Federal funds purchase arrangements available of $55 million.  There were no Federal funds purchased at September 30, 2008 or 2007.

The Company also has a $15 million line of credit with a correspondent bank, all of which was outstanding as of September 30, 2008.

Securities sold under agreements to repurchase are secured by mortgage-backed securities carried at $40.3 million at September 30, 2008. The repurchase agreements were $35.0 million at September 30, 2008.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements, and lines of credit for the periods indicated:

	September 30,
	2008	2007
	(Dollars in thousands)
Average balance year-to-date	$87,339	$16,266
Average interest rate year-to-date	2.72%	2.74%
Maximum month-end balance during the period	$130,000	$10,900
Average rate at September 30	2.34%	2.77%

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

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	September 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$120,093	$144,579	$141,227
Tier 2 Capital	17,074	12,365	12,461
Total risk-based capital	$137,167	$156,944	$153,688

Risk-weighted assets	$1,360,483	$1,135,878	$1,227,628
Average assets for capital purposes	$1,453,004	$1,291,775	$1,278,207
				Well-Capitalized	Minimum
				Regulatory	Regulatory
Capital ratios				Requirements	Requirements
Total risk-based capital	10.1%	13.8%	12.5%	10.00%	8.00%
Tier 1 risk-based capital	8.8%	12.7%	11.5%	6.00%	4.00%
Leverage (1)	8.3%	11.2%	11.1%	N/A	4.00%

(1)	Tier 1 capital divided by average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	September 30,		December 31,
	2008	2007	2007
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$133,710	$127,210	$131,693
Tier 2 Capital	17,072	12,365	12,461
Total risk-based capital	$150,782	$139,575	$144,154

Risk-weighted assets	$1,360,350	$1,134,346	$1,226,202
Average assets for capital purposes	$1,452,211	$1,170,469	$1,270,224
				Well-Capitalized	Minimum
				Regulatory	Regulatory
Capital ratios				Requirements	Requirements
Total risk-based capital	11.1%	12.3%	11.8%	10.00%	8.00%
Tier 1 risk-based capital	9.8%	11.2%	10.7%	6.00%	4.00%
Leverage (1)	9.2%	10.9%	10.4%	5.00%	4.00%

(1)	Tier 1 capital divided by average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the Bank computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

At September 30, 2008 and 2007, and December 31, 2007, the Company’s and HBC’s capital met all minimum regulatory requirements.   As of September 30, 2008, HBC was considered “Well Capitalized” under the prompt corrective action provisions. Shareholders’ equity and regulatory capital ratios were lower at September 30, 2008, compared to the prior year because of the Company’s asset growth and the buyback of 1.6 million common shares from August 13, 2007 through May 27, 2008 for $29.9 million.

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

At September 30, 2008, it was estimated that the Company’s MV would increase 14.3% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 27.7% in the event of a 200 basis point decrease in market interest rates.

Presented below, as of September 30, 2008 and 2007, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	September 30, 2008				September 30, 2007
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$34,478	14.3%	18.3%	229	$37,805	17.2%	19.4%	284
0 bp	$-	-	16.0%	-	$-	-%	16.5%	-
- 200 bp	$(66,638)	-27.7%	11.6%	(444)	$(56,407)	-25.7%	12.3%	(424)

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed within our Form 10-K for the year ended December 31, 2007. There are no changes to these policies as of September 30, 2008.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2008.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of September 30, 2008, the period covered by this report on Form 10-Q.

During the nine months ended September 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is contained in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.  In addition to the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2007, shareholders or prospective investors should carefully consider the following risk factors:

Changes in domestic and foreign financial markets

In recent months the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions, and declines in real property values and increases in energy prices all of which have contributed to reduced availability of credit for businesses and consumers, elevated foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.  These recent events and the corresponding uncertainty and decline in financial markets are likely to continue for the foreseeable future and the full extent of the repercussions to our nation’s economy in general and our business in particular therefore are not fully known at this time.  Such events may have a negative effect on (i) our ability to service our existing customers and attract new customers, (ii) the ability of our borrowers to operate their business as successfully as in the past, (iii) the financial security and net worth of our customers, and (iv) the ability of our customers to repay their loans with us in accordance with the terms thereof.  Such developments could have a material negative impact on our results of operations and financial condition.

Fluctuations in Interest Rates May Reduce Profitability.

Changes in interest rates affect interest income, the primary component of the Company’s gross revenue, as well as interest expense.  The Company’s earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, primarily loans and investment securities.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the shape of the yield curve, the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets.  Many of these factors are beyond the Company’s control.  Fluctuations in interest rates may affect the demand of customers for products and services.  As interest rates change, the Company expects to periodically experience “gaps” in the interest rate sensitivities of its assets and liabilities.  This means that either interest-bearing liabilities will be more sensitive to changes in market interest rates than interest-earning assets, or vice versa.  In either event, changes in market interest rates may have a negative impact on the Company’s earnings.

The well-publicized downturn in the housing market and the related crisis in subprime mortgage lending have impacted the economy in many ways, including:

•	slowdown in construction, both residential and commercial, including construction lending;

•	slowdown in job growth;

•	tightening of credit markets;

•	lowering of consumer confidence and spending;

•	increase in problem loans and foreclosures;

Financial institutions have been directly impacted by:

•	slowdown in overall economic growth;

•	write-offs of mortgage backed securities;

•	tightening of credit standards for business and consumers; and

•	tightening of available credit for bank holding companies and banks and other financial institutions for financing growth.

Responding to economic sluggishness and recession concerns, the Federal Reserve Board, through its Federal Open Market Committee (FOMC), cut the target federal funds rate beginning in September 2007.  The actions of the Federal Reserve Board, while designed to help the economy overall, may negatively impact in the short term the Company’s earnings.  Potentially lower earnings, combined with continued uncertainty in the credit markets, may also impact the Company’s ability to raise capital and maintain required capital and liquidity ratios.

Changes in the level of interest rates also may negatively affect the Company’s ability to originate loans, the value of these loans and the ability to realize gains from the sale of loans, all of which ultimately affect earnings.  A decline in the market value of the Company’s assets may limit its ability to borrow additional funds.  As a result, the Company could be required to sell some of its loans and investments under adverse market conditions, under terms that are not favorable, to maintain liquidity.  If those sales are made at prices lower than the amortized costs of the investments, losses may be incurred.

Dependence on Real Estate Concentrated in the State of California.

As of September 30, 2008, approximately $711 million, or 57%, of the loan portfolio of the Company is secured by various forms of real estate, including residential and commercial real estate.  A further decline in current economic conditions or rising interest rates could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans and the value of real estate and other collateral securing loans.  The real estate securing the Company’s loan portfolio is concentrated in California.  If real estate values decline significantly, especially in California, the change could harm the financial condition of the Company’s borrowers, the collateral for its loans will provide less security and the Company would be more likely to suffer losses on defaulted loans.

Changes in economic conditions, particularly a further economic slowdown in California, could hurt our business.

Our business can be affected by market conditions, trends in industry and finance, legislative and regulatory changes, and changes in governmental monetary and fiscal policies and inflation, all of which are beyond our control.  The housing and real estate sectors experienced an economic slowdown that has continued into 2008.   Further deterioration in economic conditions, particularly within the State of California, could result in the following consequences, among others, any of which could hurt our business materially:

•	loan delinquencies may increase

•	problem assets and foreclosures may increase

•	demand for our products and services may decline; and

•	collateral for our loans may decline in value

The market price of our common stock may be volatile.

The market price of our common stock will continue to fluctuate in response to a number of factors, including:

•	short-term or long-term operating results;

•	perceived strength of the banking industry in general;

•	perceived value of the Company’s loan portfolio;

•	trends in the Company’s nonperforming assets;

•	legislative/regulatory action or adverse publicity;

•	announcements by competitors; and

•	economic changes and general market conditions.

The market price of our common stock may also be affected by stock market conditions, including price and trading fluctuations on the NASDAQ Stock Market, the NYSE, AMEX or other exchanges, or by conditions influencing financial institutions generally. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market prices of our common stock.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common stock.

We are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our board of directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders. The board of directors also has the power, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation, dissolution or winding up of our business and other terms. If we issue preferred shares in the future that have a preference over the common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, the rights of holders of the common stock or the market price of the common stock could be adversely affected.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Heritage Commerce Corp
(Registrant)

November 10, 2008	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

November 10, 2008	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
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