Form 10-K
period 2008-12-31
HERITAGE COMMERCE CORP
filed 2009-03-16
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

                  (MARK ONE)
        ☒            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is an large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in  Rule 12b-2 of the Exchange Act.     ☒

Large accelerated filer ☐  Accelerated filer ☒   Non-accelerated filer ☐                    Smaller reporting company ☐
                                  (Do not check if a smaller
                                                   reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the stock held by non-affiliates of the Registrant, based upon the closing price of its common stock as of June 30, 2008 ($9.90 per share), as reported on the Nasdaq Global Select Market, was approximately $99 million.

      As of February 17, 2009, there were 11,820,509 shares of the Registrant’s common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 Annual Meeting to be held on May 28, 2009 are incorporated by reference into Part III of this Report.  The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2008.

HERITAGE COMMERCE CORP

INDEX TO
ANNUAL REPORT ON FORM 10-K
    FOR YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1 - BUSINESS

Discussions of certain matters in this Report on Form 10-K may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume,” “plan,” “predict,” “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company’s mission and vision. The Company’s actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors. The factors include, but are not limited to changes in interest rates, reducing interest margins or increasing interest rate risk, general economic conditions nationally or in the State of California, legislative and regulatory changes adversely affecting the business in which the Company operates, monetary and fiscal policies of the US Government, real estate valuations, the availability of sources of liquidity at a reasonable cost, access to capital on terms that are not materially adverse to our shareholders, the adequacy of our allowance for loan losses, delinquencies and non-performing assets in our loan portfolios, competition in the financial services industry, the occurrence of events such as the terrorist acts of September 11, 2001, and other risks. All of the Company’s operations and most of its customers are located in California.  In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See Item 1A – Risk Factors for further discussion of factors that could cause actual results to differ from forward-looking statements.  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

General

Heritage Commerce Corp (the “Company”) is registered with the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) as a Bank Holding Company under the Bank Holding Company Act (“BHCA”). The Company was organized in 1997 to be the holding company for Heritage Bank of Commerce.  Subsequent to 1997, the Company became the holding company for Heritage Bank East Bay (“HBEB”), Heritage Bank South Valley (“HBSV”), and Bank of Los Altos (“BLA”).  On January 1, 2003, HBEB, HBSV, and BLA were merged into Heritage Bank of Commerce (“HBC”).  The former HBEB, HBSV, and BLA now operate as branch offices of HBC and continue to serve their local markets. In June 2007, the Company acquired Diablo Valley Bank (“DVB”), and DVB merged into HBC.

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

At December 31, 2008, the Company had consolidated assets of $1.5 billion, deposits of $1.2 billion and shareholders’ equity of $184.3 million.  The Company’s liabilities include $23.7 million in debt obligations due to the Subsidiary Trusts related to capital trust pass-through securities issued by those entities.

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

Heritage Bank of Commerce

Heritage Bank of Commerce (“HBC”) is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in January 1994.  HBC is a multi-community independent bank that offers a full range of banking services to small to medium sized businesses and their owners, managers and employees residing in Santa Clara, Alameda, San Mateo, and Contra Costa counties in California.  We operate ten full service branch offices throughout this geographic footprint.  The locations of HBC’s current offices are:

San Jose:	Administrative Office Main Branch 150 Almaden Boulevard

Fremont:	Branch Office 3077 Stevenson Boulevard

Danville:	Branch Office 387 Diablo Road

Gilroy:	Branch Office 7598 Monterey Street Ste #110

Los Altos:	Branch Office 419 South San Antonio Road

Los Gatos:	Branch Office 15575 Los Gatos Boulevard

Morgan Hill:	Branch Office 18625 Sutter Boulevard

Mountain View:	Branch Office 175 E. El Camino Real

Pleasanton:	Branch Office 300 Main Street

Walnut Creek:	Branch Office 101 Ygnacio Valley Road Ste #100

HBC’s gross loan balances at the end of 2008 totaled $1.25 billion. HBC’s lending activities are diversified and include commercial, real estate, construction loans, and consumer loans. HBC’s commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and “term loans,” with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating or fixed interest rates, with monthly payments of both principal and interest. HBC’s commercial loans are centered in locally-oriented commercial activities in markets where HBC has a physical presence through its branch offices and loan production offices.

HBC’s real estate term loans consist primarily of loans made based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. HBC generally restricts real estate term loans to no more than 80% of the property’s appraised value or the purchase price of the property, depending on the type of property and its utilization. HBC offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain real estate loans that can be sold in the secondary market may be granted for longer maturities.

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

We also actively engage in Small Business Administration (“SBA”) lending.  We have been designated as an SBA Preferred Lender since 1999.  As of December 31, 2008, 72% of the weighted average balance of our total SBA loans were guaranteed by the SBA.

As of December 31, 2008, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial 42% (including SBA loans), (ii) real estate secured loans 33%, (iii) construction loans 21%, and (iv) consumer (including home equity) 4%.  While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

In addition to loans, we offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts.  We attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing, and convenient locations.  At December 31, 2008, we had approximately 17,200 deposit accounts totaling $1.15 billion, including brokered deposits, compared to 15,800 deposit accounts totaling approximately $1.06 billion as of December 31, 2007.

We offer a multitude of other products and services to complement our lending and deposit services. These include cashier’s checks, traveler’s checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, on-line banking, and other customary banking services. We currently operate ATMs at six different locations.  In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and promote a high level of customer service.  HBC does not have a trust department. In addition to the traditional financial services offered, HBC offers remote deposit capture, automated clearing house origination; electronic data interchange and check imaging.  HBC continues to investigate products and services that it believes address the growing needs of its customers and to analyze other markets for potential expansion opportunities.

Correspondent Banks

Correspondent bank deposit accounts are maintained to enable the Company to transact types of activity that it would otherwise be unable to perform or would not be cost effective due to the size of the Company or volume of activity. The Company has utilized several correspondent banks to process a variety of transactions.

Acquisition of Diablo Valley Bank

In June 2007, the Company acquired Diablo Valley Bank.  The transaction was valued at approximately $65 million, including payments for cancellation of options for Diablo Valley Bank common stock.  Diablo Valley Bank shareholders received a per share consideration of $23.00.  Accordingly, the Company paid approximately $24 million in cash and issued 1,732,298 shares of the Company’s common stock in exchange for all outstanding Diablo Valley Bank shares and stock options.  Prior to closing, Diablo Valley Bank redeemed all of its outstanding Series A Preferred Stock for an aggregate of approximately $6.7 million in cash (including dividend payments).

U.S. Treasury Troubled Asset Relief Program

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law.  TARP gave the United States Treasury (U.S. Treasury) authority to deploy up to $750 billion into the financial system with an objective of improving liquidity in capital markets.  On October 24, 2008, the U.S. Treasury announced plans to direct $250 billion of this authority into preferred stock investments in banks.  On November 21, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement - Standard Terms (the “Purchase Agreement”) with the U.S. Treasury, pursuant to which the Company issued and sold (i) 40,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant” or “TARP Warrant”) to purchase 462,963 shares of the Company’s common stock, no par value (“Warrant Shares”), for an aggregate purchase price of $40 million.

The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and at a rate of 9% per year thereafter, but will be paid only if and when declared by the Company’s board of directors. The Series A Preferred Stock has no maturity date and ranks senior to the common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series A Preferred Stock is generally non-voting, other than class voting on certain matters that could adversely affect the Series A Preferred Stock. In the event that dividends payable on the Series A Preferred Stock have not been paid for the equivalent of six or more quarters, whether or not consecutive, the Company’s authorized number of directors will be increased by two and the holders of the Series A Preferred Stock, voting together with holders of any then outstanding voting parity stock, will have the right to elect those directors at the Company’s next annual meeting of shareholders or at a special meeting of shareholders called for that purpose. These directors will be elected annually and will serve until all accrued and unpaid dividends on the Series A Preferred Stock have been paid.

The Company may redeem the Series A Preferred Stock after February 15, 2012 for $1,000 per share plus accrued and unpaid dividends. Prior to this date, the Company may redeem, in whole or in part, at any time and from time to time, the Series A Preferred Stock for $1,000 per share plus accrued and unpaid dividends if: (i) the Company has raised aggregate gross proceeds in one or more “qualified equity offerings” (as defined in the Purchase Agreement) of not less than 25% of the aggregate purchase price for the Series A Preferred Stock and Warrant paid by the Treasury ($10 million), and (ii) the aggregate redemption price does not exceed the aggregate net cash proceeds from such qualified equity offerings. Any redemption is subject to the prior approval of the Company’s primary federal banking regulator.

Prior to November 21, 2011, unless the Company has redeemed the Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for the Company to: (i) declare or pay any dividend or make any distribution on the common stock (other than regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend per share declared or, if lower, publicly announced an intention to declare, on the common stock prior to October 14, 2008, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction) or (ii) redeem, purchase or acquire any shares of common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In addition, the Company’s ability to declare or pay dividends or repurchase common stock or other equity or capital securities will be subject to restrictions in the event that the Company fails to declare or pay (or set aside for payment) full dividends on the Series A Preferred Stock.

The Warrant is immediately exercisable and has a 10-year term with an initial exercise price of $12.96. The exercise price and the ultimate number of shares of common stock that may be issued under the Warrant are subject to certain anti-dilution adjustments, such as upon stock splits or distributions of securities or other assets to holders of the common stock, and upon certain issuances of the common stock at or below a specified price relative to the then current market price of the common stock. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $40 million from “qualified equity offerings”, the number of shares of common stock issuable pursuant to the Treasury’s exercise of the Warrant (the “Warrant Shares”) will be reduced by one-half of the original number of Warrant Shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury has agreed not to exercise voting power with respect to any Warrant Shares.

The Series A Preferred Stock will qualify as a component of Tier 1 capital.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. Upon the request of the U.S. Treasury at any time, the Company has agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depositary shares may be issued. The Company has filed a registration statement to register for resale the Series A Preferred Stock, the Warrant and the Warrant Shares.  Neither the Series A Preferred Stock nor the Warrant will be subject to any contractual restrictions on transfer, except that the U.S. Treasury may only transfer or exercise an aggregate of one-half of the Warrant Shares prior to the earlier of the redemption of 100% of the shares of Series A Preferred Stock or December 31, 2009.

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

With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint.  For the combined Santa Clara, Alameda and Contra Costa county region, the three counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 378 offices that control a combined 51.21% of deposit market share based on June 30, 2008 FDIC market share data.  HBC ranks fourteenth with 1.09% share of total deposits.  These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand.  They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do.  For customers whose needs exceed our legal lending limit, we arrange for the sale, or “participation,” of some of the balances to financial institutions that are not within our geographic footprint.

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

Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to customers.  Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues.  Competition has also intensified due to federal and state interstate banking laws enacted in the mid 1990’s, which permit banking organizations to expand into other states.  The relatively large and expanding California market has been particularly attractive to out of state institutions.  The Gramm-Leach-Bliley Act of 1999, has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions.  (See Item 1 - Business - Supervision and Regulation - The Company - The Gramm-Leach-Bliley Act of 1999.)

In order to compete with the other financial service providers, the Company principally relies upon community-oriented, personalized service, local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers’ needs.  Our “preferred lender” status with the Small Business Administration allows us to approve SBA loans faster than many of our competitors.  In those instances where the Company is unable to accommodate a customer’s needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks. See Item 1 - “Business - Correspondent Banks.”

Economic Conditions, Government Policies, Legislation, and Regulation

The Company’s profitability, like most financial institutions, is primarily dependent on interest rate differentials.  In general, the difference between the interest rates paid by the HBC on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by HBC on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company’s earnings.  These rates are highly sensitive to many factors that are beyond the control of the Company and HBC, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and HBC cannot be predicted.

The Company’s business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities.  The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.  The Company cannot predict whether or when potential legislation will be enacted and, if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations.  In addition, the outcome of examinations, any litigation or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

The significant negative economic and financial developments and disruption of the financial markets throughout 2008 and the expectation that the general economic downturn that began in 2008 will continue into and possibly throughout 2009 has resulted in uncertainty in the domestic and global financial markets.  Commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly.  The values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline through 2009.  Bank and bank holding company stock prices have been negatively affected as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets compared to recent years.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted ("EESA") to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program ("TARP"), the EESA authorized the U.S. Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. Initially, $350 billion or half of the $700 billion was made immediately available to the U.S. Treasury. On January 15, 2009, the remaining $350 billion was released to the U.S. Treasury.

 On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions under the TARP Capital Purchase Program, and since has injected capital into many other financial institutions, including the Company. On November 21, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement  - Standard Terms, pursuant to which the Company issued and sold preferred stock and common stock warrants for $40 million. See Item 1 – “Business – U.S. Treasury Troubled Asset Relief Program.”

The bank regulatory agencies, U.S. Treasury and the Office of Special Inspector General, also created by the EESA, have issued guidance and requests to the financial institutions that participate in the TARP Capital Purchase Program to document their plans and use of TARP Capital Purchase Program funds and their plans for addressing the executive compensation requirements associated with the TARP Capital Purchase Program.

On February 10, 2009, the U.S. Treasury and the federal bank regulatory agencies announced in a Joint Statement a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program, a public-private investment fund to address existing bank loan portfolios and expanded funding for the Federal Reserve Board's pending Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets.

 On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was signed into law. The ARRA includes various programs intended to stimulate the economy. In addition, the ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.

On February 23, 2009, the U.S. Treasury and the federal bank regulatory agencies issued a Joint Statement providing further guidance with respect to the Capital Assistance Program announced February 10, 2009, including: (i) that the Program will be initiated on February 25, 2009 and will include "stress test" assessments of major banks and that should the "stress test" indicate that an additional capital buffer is warranted, institutions will have an opportunity to turn first to private sources of capital; otherwise the temporary capital buffer will be made available from the government; (ii) such additional government capital will be in the form of mandatory convertible preferred shares, which would be converted into common equity shares only as needed over time to keep banks in a well-capitalized position and can be retired under improved financial conditions before the conversion becomes mandatory; and (iii) previous capital injections under the TARP Capital Purchase Program will also be eligible to be exchanged for the mandatory convertible preferred shares. The conversion of preferred shares to common equity shares would enable institutions to maintain or enhance the quality of their capital by increasing their tangible common equity capital ratios; however, such conversions would necessarily dilute the interests of existing shareholders.

The EESA also increased Federal Deposit Insurance Corporation ("FDIC") deposit insurance on most accounts from $100,000 to $250,000. This increase is currently in place until the end of 2009 and is not covered by deposit insurance premiums paid by the banking industry. The FDIC has recently proposed that Congress extend the $250,000 limit to 2016. In addition, the FDIC has implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction accounts (the “Transactions Account Guarantee”) through the end of 2009 and to guarantee certain unsecured debt of financial institutions and their holding companies through June 2012 under a temporary liquidity guarantee program (the “Debt Guarantee Program” and together the “TLGP”). Financial institutions had until December 5, 2008 to opt out of these two programs The Company and HBC have elected to participate in these programs, but have not issued any debt under the Debt Guarantee Program. The FDIC charges "systemic risk special assessments" to depository institutions that participate in the TLGP. The FDIC has recently proposed that Congress give the FDIC expanded authority to charge fees to the holding companies which benefit directly and indirectly from the FDIC guarantees.

Supervision and Regulation

Introduction

Banking is a complex, highly regulated industry.  The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation’s insurance fund, and facilitate the conduct of sound monetary policy.  In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company and HBC can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve Board, FDIC, and the California Department of Financial Institutions (“DFI”).

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

The Company

General.  As a bank holding company, the Company is registered under the Bank Holding Company Act of 1956, as amended, or the BHCA, and is subject to regulation by the Federal Reserve Board.  According to Federal Reserve Board policy, the Company is expected to act as a source of financial strength for HBC, to commit resources to support it in circumstances where the Company might not otherwise do so.  Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board.  The Company is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries, as may be required by the Federal Reserve Board.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code.  Consequently, the Company and HBC are subject to examination by, and may be required to file reports with the DFI.  Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI’s powers under this statute.

The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks.  It is the Federal Reserve Board’s position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity.  Bank holding companies must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting their subsidiary bank.

The Company’s stock is traded on the NASDAQ Global Select Market, and as such the Company is subject to NASDAQ rules and regulations including those related to corporate governance.  The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the “Exchange Act”) which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the “SEC”).  The Company is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company’s Common Stock and short swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.  As a publicly traded company which had more than $75 million in public float as of June 30, 2008, the Company is classified as an “accelerated filer.”  In addition to accelerated time frames for filing SEC periodic reports, this also means that the Company is subject to the requirements of Section 404 of the Sarbanes Oxley Act of 2002 with regard to documenting, testing, and attesting to internal controls over financial reporting.  (See Supervision and Regulation – The Company – The Sarbanes Oxley Act of 2002.)

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

Transactions With Affiliates.  The Company and any subsidiaries it may purchase or organize are deemed to be affiliates of HBC within the meaning of Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W.  Under Sections 23A and 23B and Regulation W, loans by HBC to affiliates, investments by them in affiliates’ stock, and taking affiliates’ stock as collateral for loans to any borrower is limited to 10% of HBC’s capital, in the case of any one affiliate, and is limited to 20% of HBC’s capital, in the case of all affiliates.  In addition, transactions between HBC and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act.  These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company, unless the loans are secured by marketable collateral of designated amounts.  The Company and HBC are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

Limitations on Business and Investment Activities.  Under the BHCA, a bank holding company must obtain the Federal Reserve Board’s approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company.

Bank holding companies may own subsidiaries engaged in certain businesses that the Federal Reserve Board has determined to be “so closely related to banking as to be a proper incident thereto.”  The Company, therefore, is permitted to engage in a variety of banking-related businesses.  Some of the activities that the Federal Reserve Board has determined, pursuant to its Regulation Y, to be related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit; (iii) performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances; (iv) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by Federal Reserve Board regulations; (v) acting as investment or financial advisor; (vi) providing management consulting advice under certain circumstances; (vii) providing support services, including courier services and printing and selling MICR-encoded items; (viii) acting as a principal, agent, or broker for insurance under certain circumstances; (ix) making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents; (x) providing financial, banking, or economic data processing and data transmission services; (xi) owning, controlling, or operating a savings association under certain circumstances; (xii) selling money orders, travelers’ checks and U.S. Savings Bonds; (xiii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and (xiv) underwriting dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

Additionally, under the Gramm-Leach-Bliley Act of 1999 qualifying bank holding companies making an appropriate election to the Federal Reserve Board may engage in a full range of financial activities, including insurance, securities and merchant banking.  The Company has not elected to qualify for these financial activities.

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

The Federal Reserve Board also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations.

Interstate Banking and Branching.  The Riegle Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching.  Since June 1, 1997, a bank has generally been permitted to merge with a bank in another state without the need to explicit state law authorization.  However, states were given the ability to prohibit interstate mergers with banks in their own state by “opting out” (enacting state legislation applying equality to all out of state banks prohibiting such mergers) prior to June 1, 1997.

Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding companies if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.  A bank may establish and operate de novo branches in any state in which the bank does not already maintain a branch if that state has enacted legislation to expressly permit all out of state banks to establish branches in that state.

In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California’s previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

The changes effected by Interstate Banking Act and California laws have increased competition in the environment in which the Company operates to the extent that out of state financial institutions directly or indirectly enter the Company’s market areas.  It appears that the Interstate Banking Act has contributed to accelerated consolidation within the banking industry.

Capital Adequacy.  Bank holding companies must maintain minimum levels of capital under the Federal Reserve Board’s risk-based capital adequacy guidelines.  If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

The Federal Reserve Board’s risk-based capital adequacy guidelines, discussed in more detail below in the section entitled “Supervision and Regulation — Heritage Bank of Commerce — Regulatory Capital Guidelines,” assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk-weighted assets.  Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk-weighted assets and on total assets, without regard to risk weights.

The risk-based guidelines are minimum requirements.  Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations.  For example, the Federal Reserve Board’s capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities.  Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

Limitations on Dividend Payments. The California General Corporation Law prohibits the Company from paying dividends on the common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred credits) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.  Additionally, the Federal Reserve Board’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

The Gramm Leach Bliley Act of 1999.  On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility to structure such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a financial holding company, that may engage in an expanded list of activities that are “financial in nature,” which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.

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

The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the “umbrella supervisor” for holding companies, while providing for the supervision of the holding company’s subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not “well-capitalized,” “well-managed.”  Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Financial Services Modernization Act (CRA) rating. The Financial Services Modernization Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The Federal Reserve Board and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Financial Services Modernization Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks.

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

SOX’s provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including the Company (collectively, “public companies”).  In addition to SEC rulemaking to implement SOX, The Nasdaq Stock Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors.  The principal provisions of SOX, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of a public company’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the Company’s independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer; (vii) requirements that companies disclose whether at least one member of the audit committee is a “financial expert’ (as such term is defined by the SEC) and if not discuss, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to a public company’s disclosure controls and procedures and internal controls over financial reporting.

The Company has not experienced any significant difficulties in complying with SOX.  However, the Company has incurred, and expects to continue to incur, significant time and expense in connection with its compliance with Section 404 of SOX, which requires management to undertake an annual assessment of the adequacy and effectiveness of the Company’s internal controls over financial reporting and requires the Company’s auditors to express an opinion on the effectiveness of these controls.

Heritage Bank of Commerce

General.  As a California chartered bank, HBC is subject to supervision, periodic examination, and regulation by the DFI and by the Federal Reserve Board, as HBC’s primary federal regulator.  As a member bank, HBC is a stockholder of the Federal Reserve Bank of San Francisco.  If, as a result of an examination, the DFI or the  Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of HBC’s operations are unsatisfactory or that HBC or its management is violating or has violated any law or regulation, the DFI and the Federal Reserve Board, and separately the FDIC as insurer of HBC’s deposits, have residual authority to: (i) require affirmative action to correct any conditions resulting from any violation or practice; (ii) direct an increase in capital; (iii) restrict HBC’s growth geographically, by products and services or by mergers and acquisitions; enter into informal nonpublic or formal public memoranda of understanding or written agreements; enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action; (iv) remove officers and directors and assess civil monetary penalties; and (v) take possession and close and liquidate HBC.

California law permits state chartered commercial banks to engage in any activity permissible for national banks.  Therefore, HBC may form subsidiaries to engage in the many so-called “closely related to banking” or “nonbanking” activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to the Financial Services Modernization Act, HBC may conduct certain “financial” activities in a subsidiary to the same extent as may a national bank, provided HBC is and remains “well-capitalized,” “well-managed” and in satisfactory compliance with the CRA.

Regulatory Capital Guidelines.  The federal banking agencies have established minimum capital standards known as risk-based capital guidelines.  These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank’s operations.  The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank’s assets and off-balance sheet items.  The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank’s assets and off-balance sheet items.  A bank’s assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%.  The following table sets forth the regulatory capital guidelines and the actual capitalization levels for HBC and the Company as of December 31, 2008:

	Adequately Capitalized	Well Capitalized	HBC	Company (consolidated)
	(greater than or equal to)
Total risked-based capital	8.00%	10.00%	12.34%	13.11%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.08%	11.86%
Tier 1 leverage capital ratio	4.00%	5.00%	10.32%	11.05%

As of December 31, 2008, management believes that the Company’s capital levels met all minimum regulatory requirements and that HBC was considered “well capitalized” under the regulatory framework for prompt corrective action.

To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued $23.7 million of trust preferred securities.  These securities are currently included in our Tier 1 capital for purposes of determining the Company’s Tier 1 and total risk-based capital ratios. The Federal Reserve Board has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2009, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier 1 capital.  At that time, the Company will be allowed to include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders’ equity excluding accumulated other comprehensive income/loss, less goodwill and other intangible assets and any related deferred income tax liability.  The regulations currently in effect through December 31, 2008, limit the amount of trust preferred securities that can be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill.  Management has determined that the Company’s Tier 1 capital ratios would remain above the “well-capitalized” level had the modification of the capital regulations been in effect at December 31, 2008.  Management expects that the Company’s Tier I capital ratios will be at or above the existing well capitalized levels on March 31, 2009, the first date on which the modified capital regulations must be applied.

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

In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, and the issuance of removal and prohibition orders against “institution affiliated” parties.  The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.

Safety and Soundness Standards.  The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions.  Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure.  In general, the standards are designated to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired.  If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

FDIC Insurance and Insurance Assessments. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures HBC’s customer deposits through the Deposit Insurance Fund ("DIF") up to prescribed limits for each depositor. Pursuant to the EESA, the maximum deposit insurance amount has been increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

On February 27, 2009, the FDIC approved an interim rule to institute a one-time special assessment of 20 cents per $100 in domestic deposits on June 30, 2009, to be collected by September 30, 2009, to restore the DIF reserves depleted by recent bank failures. The interim rule additionally permits the FDIC to charge a special premium up to 10 basis points after June 30, 2009 at a later time if the DIF reserves continue to fall. The FDIC also approved an increase in regular annual premium rates beginning on April 1, 2009. For most banks, this will be between 12 to 16 basis points per $100 in domestic deposits.

If the DIF's reserves exceed the designated reserve ratio, the FDIC is required to pay out all or, if the reserve ratio is less than 1.5%, a portion of the excess as a dividend to insured depository institutions based on the percentage of insured deposits held on December 31, 1996 adjusted for subsequently paid premiums. Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) were entitled to a one-time credit against future assessments based on their past contributions to the predecessor to the DIF.

Additionally, by participating in the FDIC’s Temporary Liquidity Guarantee Program, banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.0113% of insured deposits in fiscal 2008. These assessments will continue until the FICO bonds mature in 2017.

The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of depositors.

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

Environmental Regulation.  Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC.  Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC’s primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire.  Based on a general survey of HBC’s loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2008.

Safeguarding of Customer Information and Privacy.  The Federal Reserve Board and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information.  These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  HBC has adopted a customer information security program to comply with such requirements.

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

The Patriot Act also requires all financial institutions to establish anti-money laundering programs, which must include, at a minimum:

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion.  Such enforcement actions could also have serious reputation consequences for the Company and HBC.

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

Other Pending and Proposed Legislation

Other legislative and regulatory initiatives which could affect the Company, HBC and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the California legislature and other governmental bodies in the future.  Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Company or HBC to increase regulation, disclosure and reporting requirements.  In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation.  It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or HBC would be affected thereby.

EMPLOYEES

At December 31, 2008, the Company had 225 full-time equivalent employees. The Company’s employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 1A – RISK FACTORS

Risk Factors That May Affect Future Results

In addition to the other information contained in this Annual Report on Form 10-K, the following significant risks may affect the Company.  Events or circumstances arising from one or more of these risks may adversely affect the Company’s business, financial condition, operating results, and common stock value.  The risks identified below are not intended to be a comprehensive list of all risks that may impact the Company.

Developments in domestic and foreign financial markets and changes in economic conditions could have a material impact on our business.  Throughout 2008, the domestic and foreign financial markets, securities trading markets and economies generally have experienced significant turmoil including, without limitation, government takeovers of troubled institutions, government brokered mergers of such firms to avoid bankruptcy or failures, bankruptcies of securities trading firms and insurance companies, failures of financial institutions, and declines in real property values and increases in energy prices all of which have contributed to reduced availability of credit for businesses and consumers, elevated foreclosures on residential and commercial properties, falling home prices, reduced liquidity and a lack of stability across the entire financial sector.  These recent events and the corresponding uncertainty and decline in financial markets are likely to continue possibly throughout 2009 and the full extent of the repercussions to our nation’s economy in general and our business in particular are not fully known at this time.  Such developments have had and may continue to have an adverse impact on our results of operations and conditions.  These events have impacted the economy in many ways including:

•	rising unemployment and slowdown in job growth;

•	tightening of credit markets;

•	lowering of consumer confidence and spending;

•	increase in problem loans and foreclosures;

•	slowdown in construction, both residential and commercial, including construction lending; and

•	and slowdown in general business expansion.

Financial institutions have been directly impacted by:

•	slowdown in overall economic growth;

•	deterioration of commercial as well as consumer loan performances;

•	tightening of credit standards for business and consumers;

•	tightening of available credit for bank holding companies and banks and other financial institutions for financing growth;

•	significant increased competition for deposits and quality loans;

•	inability to raise capital or borrow in the debt markets;

•	write-offs of mortgage backed securities; and

•	declining bank and bank holding company stock prices.

As a result of the challenges presented by economic conditions, the Company may face the following risks in connections with these events:

•	the inability of borrowers to make timely repayment of loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses;

•	inability to borrow or raise capital on favorable terms or at all if further disruptions in the credit markets occur;

•	increased regulation of the financial services industry, including expanding legal standards and regulatory requirements or expectations imposed in connection with EESA and ARRA.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations, and cash flows.    The EESA, which established TARP, was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the TARP Capital Purchase Program to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Then, on February 17, 2009, the ARRA was signed into law as a sweeping economic recovery package intended to stimulate the economy. There can be no assurance as to the actual impact that EESA or its programs, including the TARP Capital Purchase Program, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect the Company's business, financial condition, results of operations, access to credit or the trading price of its common shares.

There have been numerous actions undertaken in connection with or following the EESA and ARRA by the Federal Reserve Board, Congress, U.S. Treasury, the SEC and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to $250,000, the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. The EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company's business, financial condition and results of operations could be materially and adversely affected.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.  Liquidity is essential to our business.  An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole as the recent turmoil faced by banking organizations in the domestic and worldwide credit markets continues or deteriorates.

Fluctuations in interest rates may reduce profitability.  Changes in interest rates affect interest income, the primary component of the Company’s gross revenue, as well as interest expense.  The Company’s earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, primarily loans and investment securities.  This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve Board, the shape of the yield curve, and the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of nonperforming assets.  Many of these factors are beyond the Company’s control.  Fluctuations in interest rates may affect the demand of customers for products and services.

Responding to challenging economic conditions and recession concerns, the Federal Reserve Board, through its Federal Open Market Committee (FOMC), cut the target Federal funds rate beginning in September 2007.  As of December 31, 2008, the Federal Reserve Board has lowered the Federal funds rate by a total of 500 basis points since September 18, 2007.   The actions of the Federal Reserve Board, while designed to help the economy overall, may negatively impact the short term earnings of the Company.  Potentially lower earnings, combined with continued uncertainty in the credit markets, may also impact the Company’s ability to raise capital and maintain required capital and liquidity ratios.

Given the current volume, mix, and re-pricing characteristics of our interest-bearing liabilities and interest-earning assets, our interest rate spread is expected to increase in a rising rate environment, and decrease in a declining interest rate scenario. However, there are scenarios where fluctuations in interest rates in either direction could have a negative effect on our net income. For example, if funding rates rise faster than asset yields in a rising rate environment (i.e., if basis compression occurs), or if we do not actively manage certain loan index rates in a declining rate environment, we would be negatively impacted.

If we cannot attract deposits, our growth may be inhibited.  Our ability to increase our asset base depends in large part on our ability to attract additional deposits at favorable rates. We seek additional deposits by offering deposit products that are competitive with those offered by other financial institutions in our markets.

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

Our allowance for loan losses must be managed to provide a sufficient amount to absorb probable incurred losses in our loan portfolio.  We maintain our allowance for loan losses at a level considered adequate by management to absorb probable incurred loan losses. The amount of future loan losses is susceptible to changes in economic, operating and other conditions within our market, which may be beyond our control, and such losses may exceed current estimates. At December 31, 2008, our allowance for loan losses as a percentage of total loans was 2%. Although management believes that the allowance for loan losses is adequate to absorb probable incurred losses existing loans, we cannot predict loan losses with certainty, and we cannot assure that our allowance for loan losses will prove sufficient to cover actual loan losses in the future. Loan losses in excess of our allowance may adversely affect our business, financial condition and results of operations. For additional information regarding our allowance for loan losses and the methodology we use to determine an appropriate level of the allowance.  See Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our loan portfolio has a large concentration of real estate loans in California, which involve risks specific to real estate value.  Real estate lending (including commercial and construction) is a large portion of our loan portfolio; however, it is within recently established regulatory guidelines based on a percentage of Tier 2 Capital.  As of December 31, 2008, approximately $718 million, or 58% of our loan portfolio was secured by various forms of real estate, including residential and commercial real estate.  The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. The real estate securing our loan portfolio is concentrated in California.  Real estate values have declined significantly in California and the United States in general.  Although a significant portion of such loans is secured by real estate as a secondary form of collateral, adverse developments affecting real estate values in one or more of our markets could increase the credit risk associated with our loan portfolio. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. Economic events or governmental regulations outside of the control of the borrower or lender could negatively impact the future cash flow and market values of the affected properties.  If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, we may not be able to realize the amount of security that we anticipated at the time of originating the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Our construction and development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.  At December 31, 2008, land and construction loans, including land acquisition and development, totaled $257 million, or 21% of our total loan portfolio.  This was comprised of 7% owner-occupied and 93% speculative construction and land loans. Construction, land acquisition and development lending involve additional risks because funds are advanced upon the security of the project, which is of uncertain value prior to its completion. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project and the effects of governmental regulation on real property, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, speculative construction loans often involve the disbursement of substantial funds with repayment dependent, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If our appraisal of the value of the completed project proves to be overstated, we may have inadequate security for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

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

We must compete with other banks and financial institutions in all lines of business.  The banking and financial services business in our market is highly competitive. Our competitors include large regional banks, local community banks, savings institutions, securities and brokerage companies, mortgage companies, finance companies, money market mutual funds, credit unions and other non-bank financial service providers. Many of these competitors are not subject to the same regulatory restrictions we are and are able to provide customers with an alternative to traditional banking services. Many of our competitors have greater resources to afford them a marketplace advantage by enabling them to maintain numerous locations and maintain extensive promotional and advertising campaigns.  Areas of competition include interest rates for loans and deposits, efforts to obtain loan and deposit customers and a range in quality of products and services provided.  In addition, there is an increased importance on remaining current on technological changes because such technological advances may diminish the importance of depository institutions and financial intermediaries in the transfer of funds between parties.  Increased competition in our market and market changes, such as interest rate changes, force management to better control costs in order to absorb any resultant narrowing of our net interest spread, i.e., the spread between the interest rates earned on investments and loans and the interest rates paid on deposits and other interest-bearing liabilities. Increased competition can result in downward pressure on the Company’s interest margins and reduce profitability and make it more difficult to increase the size of the loan portfolio and deposit base.

Government regulation can result in limitations on our operations.  We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, the California Department of Financial Institutions and the Federal Deposit Insurance Corporation. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability.  Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank’s ability to implement components of its business plan, such as expansion through mergers and acquisitions.  In addition, changes in regulatory requirements may act to add costs associated with compliance efforts.  Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions.  As a result of the negative developments in the latter half of 2007 and throughout 2008 in the financial markets, there is a potential for new federal or state laws and regulation regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been and are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders.  The Company is now also subject to supervision, regulation and investigation by the U.S. Treasury and the Office of the Special Inspector General for the TARP under the EESA by virtue of its participation in the TARP Capital Purchase Program. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our operations by restricting our business operations and adversely impact our financial performance.

Bank regulations could discourage changes in the Company’s ownership.  Bank regulations could delay or discourage a potential acquirer who might have been willing to pay a premium price to acquire a large block of common stock.  That possibility might decrease the value of the Company’s common stock and the price that a stockholder will receive if shares are sold in the future.  Before anyone can buy enough voting stock to exercise control over a bank holding company like the Company, bank regulators must approve the acquisition.  A stockholder must apply for regulatory approval to own 10 percent or more of the Company’s common stock, unless the stockholder can show that they will not actually exert control over the Company.  No single stockholder can own more than 25 percent of the Company’s common stock without applying for regulatory approval.

Curtailment of government guaranteed loan programs could affect a segment of the Company's business.  A major segment of the Company's business consists of originating loans guaranteed by the SBA and U.S. Department of Agriculture.  From time to time, the government agencies that guarantee these loans reach their internal limits and cease to guarantee loans.  In addition, these agencies may change their rules for loans or Congress may adopt legislation that would have the effect of discontinuing or changing the loan programs.  Therefore, if these changes occur, the volume of loans to small business, industrial and agricultural borrowers of the types that now qualify for government guaranteed loans could decline.  Also, the profitability of these loans could decline.

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

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.   The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. We employ external auditors to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third-party service providers and auditors, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse affect on our financial condition and results of operations.

Environmental laws could force the Company to pay for environmental problems.  When a borrower defaults on a loan secured by real property, the Company generally purchases the property in foreclosure or accepts a deed to the property surrendered by the borrower.  The Company may also take over the management of commercial properties when owners have defaulted on loans.  While HBC has guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that it owns, manages or occupies and unknown hazardous risks could impact the value of real estate collateral.  The Company faces the risk that environmental laws could force it to clean up the properties at the Company's expense.  It may cost much more to clean a property than the property is worth.  The Company could also be liable for pollution generated by a borrower's operations if the Company took a role in managing those operations after default.  Resale of contaminated properties may also be difficult.

Managing operational risk is important to attracting and maintaining customers, investors and employers.  Operational risk represents the risk of loss resulting from the Company’s operations, including but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, transaction processing errors and breaches of the internal control system and compliance requirements.  This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation and customer attrition due to potential negative publicity.  Operational risk is inherent in all business activities and the management of this risk is important to the achievement of the Company’s objectives.  In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, the Company could suffer financial loss, face regulatory action and suffer damage to its reputation.  The Company manages operational risk through a risk management framework and its internal control processes.  Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

Impairment of goodwill or amortizable intangible assets would result in a charge to earnings.  Goodwill is evaluated for impairment at least annually, and amortizable intangible assets are evaluated for impairment annually or when events or circumstances indicate that the carrying value of those assets may not be recoverable.  We may be required to record a charge to the earnings during the period in which any impairment of goodwill or intangibles is determined.

Because of our participation in the Troubled Asset Relief Program, we are subject to restrictions on compensation paid to our executives.    Pursuant to the terms of the Purchase Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the Purchase Agreement, including the common stock which may be issued pursuant to the TARP Warrant.  These standards generally apply to our Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers.  The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that  are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

The adoption of the ARRA on February 17, 2009 imposed certain new executive compensation and corporate expenditure limits on all current and future TARP recipients, including the Company, until the institution has repaid the U.S. Treasury, which is now permitted under the ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency. The executive compensation standards are more stringent than those currently in effect under the TARP Capital Purchase Program or those previously proposed by the U.S. Treasury.  The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee's total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding "excessive or luxury expenditures," and (vii) inclusion in a participant's proxy statements for annual shareholder meetings of a nonbinding "Say on Pay" shareholder vote on the compensation of executives.

Our outstanding Series A Preferred Stock impacts net income available to our common stockholders and earnings per common share, and the TARP Warrant as well as other potential issuances of equity securities may be dilutive to holders of our common stock.    The dividends declared on our outstanding Series A Preferred Stock will reduce the net income available to common stockholders and our earnings per common share. Our outstanding Series A Preferred Stock will also receive preferential treatment in the event of liquidation, dissolution or winding up of the Company. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the TARP Warrant is exercised. The shares of common stock underlying the TARP Warrant represent approximately 4% of the shares of our common stock outstanding as of December 31, 2008 (including the shares issuable upon exercise of the TARP Warrant in total shares outstanding). Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the TARP Warrant, a transferee of any portion of the TARP Warrant or of any shares of common stock acquired upon exercise of the TARP Warrant is not bound by this restriction.

The market price of our common stock may be volatile.   The market price of our common stock will continue to fluctuate in response to a number of factors:

•	short-term or long-term operating results;

•	perceived strength of the banking industry in general;

•	perceived value of the Company’s loan portfolio;

•	trends in the Company’s nonperforming assets;

•	legislative/regulatory action or adverse publicity;

•	announcements by competitors; and

•	economic changes and general market conditions.

The market price of our common stock may also be affected by general stock market conditions, including price and trading fluctuations on the NASDAQ Stock Market, the NYSE, AMEX or other exchanges, or by conditions influencing financial institutions generally. These conditions may result in (i) volatility in the level of, and fluctuations in, the market prices of stocks generally and, in turn, our common stock and (ii) sales of substantial amounts of our common stock in the market, in each case that could be unrelated or disproportionate to changes in our operating performance. These broad market fluctuations may adversely affect the market prices of our common stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None

ITEM 2 – PROPERTIES

The main and executive offices of the Company and Heritage Bank of Commerce are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 387 Diablo Road in Danville, California 94526, at 3077 Stevenson Boulevard in Fremont, California 94538, at 300 Main Street in Pleasanton, California 94566, at 101 Ygnacio Valley Road in Walnut Creek, California 94596, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 419 S. San Antonio Road in Los Altos, California 94022, and at 175 E. El Camino Real in Mountain View, California 94040.

Main Offices

The main offices of Heritage Bank of Commerce are located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen-story Class-A type office building. The first two floors, which consist of approximately 22,417 square feet, were subleased from a non-affiliated third party under a sublease agreement dated February 12, 1996, as amended. The third floor, which consists of approximately 12,824 square feet, was acquired directly under a lease dated April 13, 2000, as amended. The current monthly rent payment for the third floor is $29,367, until August 1, 2009 when the monthly rent payment will then become fixed at $53,861 until the lease expires on May 31, 2015. The current monthly rent payment for the first two floors is $42,592 until the sublease expires on February 28, 2010; however, after the sublease expires, the first two floors will become part of the direct lease for the third floor, subject to all of the terms and conditions therein, except that the monthly rent will be based on the then prevailing market rate to be determined no later than January 15, 2010. The Company has reserved the right to extend the term of the direct lease for two additional periods of five years each.

In January of 1997, the Company leased approximately 1,255 square feet (referred to as the “Kiosk”) located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment is $2,874 until August 1, 2009 when the monthly rent payment will then become fixed at $5,271 until the lease expires on May 31, 2015. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

Branch Offices

In March of 1999, the Company leased approximately 7,260 square feet in a one-story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $12,183 and is subject to adjustment every 36 months, based on the Consumer Price Index of the Labor of Statistics as defined in the lease agreement, until the lease expires on October 31, 2014.

In May of 2006, the Company leased approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $4,691 and is subject to annual increases of 2% until the lease expires on September 30, 2016. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In April of 2007, the Company leased approximately 3,850 square feet on the first floor in a four-story multi-tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $13,086 and is subject to annual increases of 3% until the lease expires on August 15, 2014. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In June of 2007, as part of the acquisition of Diablo Valley Bank the Company took ownership of an 8,300 square foot one-story commercial building, including the land, located at 387 Diablo Road in Danville, California. The Company also assumed a lease for approximately 4,096 square feet in a one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $15,432 and is subject to annual increases of 3% until the lease expires on October 31, 2010. The Company has reserved the right to extend the term of the lease for one additional period of seven years.

In August of 2007, the Company extended its lease for approximately 6,590 square feet in a one-story stand-alone office building located at 3077 Stevenson Boulevard in Fremont, California. The current monthly rent payment is $13,575 and is subject to annual increases of 3% until the lease expires on February 28, 2013. The Company has reserved the right to extend the term of the lease for one additional period of five years.

In February 2008, the Company extended its lease for approximately 4,840 square feet in a one-story multi-tenant shopping center located at 175 E. El Camino Real in Mountain View, California. The current monthly rent payment is $13,986 and is subject to annual increases, based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on May 30, 2013; however, the Company has reserved the right to extend the term of the lease for one additional period of five years.

In June of 2008, the Company entered into a sublease agreement for approximately 5,213 square feet on the first floor in a two-story multi-tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $16,682 and is subject to annual increases of 3% until the sublease expires on April 30, 2012. After the sublease has expired, occupancy will continue under a direct lease, also entered into in June of 2008. The monthly rent payment beginning on May 1, 2012 will be $24,501 and is subject to annual increases of 3% until the lease expires on April 30, 2018. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

In September 2008, the Company consolidated its two branch locations located at 4546 El Camino Real and 369 S. San Antonio Road in Los Altos into one new branch located at 419 S. San Antonio Road in Los Altos, California.

In December of 2008, the Company extended its lease for approximately 1,920 square feet in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $5,280 and is subject to annual increases of 3% until the lease expires on November 30, 2013. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Loan Production Offices

In March of 2008, the Company renewed its lease for approximately 140 square feet of office space located at 264 Clovis Avenue in Clovis, California. The current monthly rent payment is $500 until the lease expires on March 31, 2009.

In October of 2008, the Company renewed its lease for approximately 250 square feet of office space located at 740 Fourth Street in Santa Rosa, California. The current monthly rent payment is $1,287 until the lease expires on October 7, 2009.

In November of 2008, the Company extended its lease on a month-to-month basis for approximately 243 square feet of office space located at 1440 Broadway in Oakland, California 94612. The current monthly rent payment is $535.

In January of 2009, the Company extended its lease on a month-to-month basis for approximately 225 square feet of office space located at 8788 Elk Grove Boulevard in Elk Grove, California. The current monthly rent payment is $675.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “HTBK.”  Management is aware of the following securities dealers which make a market in the Company’s common stock:  Credit Suisse Securities, UBS Securities, Goldman Sachs & Company, Citadel Derivatives Group, Morgan Stanley & Company, Knight Equity Markets, Keefe, Bruyette & Woods, Barclays Capital Inc., Howes Barnes Investments, Timber Hill, Susquehanna Capital Group, Merrill Lynch, Cantor Fitzgerald & Company, Fig Partners, D.A. Davidson, and Stifel, Nicolaus & Company.  These market makers have committed to make a market for the Company’s common stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future.

The information in the following table for 2008 and 2007 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price		Dividend
Quarter	High	Low	Per Share
Year ended December 31, 2008:
Fourth quarter	$15.83	$9.61	$0.08
Third quarter	$16.43	$8.48	$0.08
Second quarter	$18.78	$9.90	$0.08
First quarter	$18.93	$15.23	$0.08

Year ended December 31, 2007:
Fourth quarter	$21.97	$15.45	$0.08
Third quarter	$24.47	$18.55	$0.06
Second quarter	$25.54	$21.72	$0.06
First quarter	$27.34	$24.68	$0.06

The closing price of our common stock on February 17, 2009 was $6.48 per share as reported by the Nasdaq Global Select Market.

As of February 17, 2009, there were approximately 700 holders of record of common stock.  There are no other classes of common equity outstanding.

Dividends

As a bank holding company that currently has no significant assets other than cash and its equity interest in HBC, the Company’s ability to declare dividends depends primarily upon dividends it receives from HBC. HBC’s dividend practices in turn depend upon legal restrictions, HBC’s earnings, financial position, current and anticipated capital requirements, and other factors deemed relevant by HBC’s Board of Directors at that time.

On January 29, 2009, the Company announced it will pay a $0.02 per share quarterly cash dividend on its common stock. The dividend will be paid on March 10, 2009, to shareholders of record on February 27, 2009. The Company reduced its quarterly dividend from $0.08 paid in previous quarters in an effort to maintain its strong capital position for future growth.

The Company paid cash dividends on its common stock totaling $3.82 million, or $0.32 per share in 2008 representing 253% of 2008 net income available to common shareholders. The Company’s general dividend policy is to pay cash dividends, provided that such payments do not adversely affect the Company’s financial condition and are not overly restrictive to our growth capacity. However, no assurance can be given that earnings and/or growth expectations in any given year will justify the payment of such a dividend.

During any period in which the Company has deferred payment of interest otherwise due and payable on its subordinated debt securities, it may not make any dividends or distributions with respect to its capital stock (see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources”).

Prior to November 21, 2011, unless the Company has redeemed its Series A Preferred Stock or the U.S. Treasury has transferred the Series A Preferred Stock to a third party, the consent of the U.S. Treasury will be required for the Company to: (i) declare or pay any dividend or make any distribution on the common stock (other than regular quarterly cash dividends of not more than $0.08 per share, as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction). In addition, the Company’s ability to declare or pay dividends on its common stock will be subject to restrictions in the event that the Company fails to declare or pay (or set aside for payment) the full dividends when due on the Series A Preferred Stock.

The ability of HBC’s board of directors to declare cash dividends is subject to statutory and regulatory restrictions which limit the amount available for cash dividends depending upon the earnings, financial condition and cash needs of HBC, as well as general business conditions. Under California banking law, HBC may declare dividends in an amount not exceeding the lesser of its retained earnings or its net income for the last three years (reduced by dividends paid during such period) or, with the prior approval of the California Commissioner of Financial Institutions, in an amount not exceeding the greatest of (i) the retained earnings of HBC, (ii) the net income of HBC for its last fiscal year, or (iii) the net income of HBC for its current fiscal year. The payment of any cash dividends by HBC will depend not only upon HBC’s earnings during a specified period, but also on HBC meeting certain regulatory capital requirements.

The Company’s ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on its capital stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company’s assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred credits) and the current assets of the Company would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities.

Additionally, the Federal Reserve Board’s policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing.

The FDIC and the DFI have authority to prohibit a bank from engaging in business practices that are considered to be unsafe or unsound. Depending upon the financial condition of a bank and upon other factors, the FDIC or DFI could assert that payments of dividends or other payments by a bank might be such an unsafe or unsound practice. The Federal Reserve Board has similar authority with respect to a bank holding company.

For regulatory restrictions on payment of dividends by the Company, see Item 1- “BUSINESS - Regulation and Supervision – The Company - Limitations on Dividends Payments.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,044,737 (1)	$18.89	869,527
Equity compensation plans not approved by security holders	38,250 (2)	$18.15	N/A

(1)	Consists of 176,669 options to acquire shares of common stock issued under the Company’s 1994 stock options plan, and 868,068 options to acquire shares under the Company’s 2004 stock option plan.

(2)	Consists of restricted stock issued to the Company’s chief executive officer pursuant to a restricted stock agreement dated March 17, 2005.

Performance Graph

The following graph compares the stock performance of the Company from December 31, 2003 to December 31, 2008, to the performance of several specific industry indices. The performance of the S&P 500 index, Nasdaq Stock Index and Nasdaq Bank Stocks were used as comparisons to the Company’s stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

Heritage Commerce Corp *
S&P 500 *
NASDAQ - Total US*
NASDAQ Bank Index*
350
300
250
200
150
100
50
0
Index Value
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08

The following chart compares the stock performance of the Company from December 31, 2003 to December 31, 2008, to the performance of several specific industry indices. The performance of the S&P 500 index, Nasdaq Stock Index and Nasdaq Bank Stocks were used as comparisons to the Company’s stock performance.

		Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Heritage Commerce Corp *	100	155	175	217	150	40
S&P 500 *	100	109	112	128	132	81
NASDAQ - Total US*	100	109	110	121	132	79
NASDAQ Bank Index*	100	111	106	118	92	70

* Source:  SNL Financial Bank Information Group – (434) 977-1600

Stock Repurchase Program

In July 2007, the Company’s Board of Directors authorized the purchase of up to an additional $30 million of its common stock, which represented approximately 1.48 million shares, or 11%, of its outstanding shares at the current market price on the date of authorization.  From August 2007 through May 2008, the Company repurchased 1,645,607 shares of common stock for a total of $29.9 million completing the repurchase program.  The Company financed the repurchase of shares from its available cash.

ITEM 6 - SELECTED FINANCIAL DATA

The following table presents a summary of selected financial information that should be read in conjunction with the Company’s consolidated financial statements and notes thereto included under Item 8 - “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.”

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands, except per share amounts and ratios)
INCOME STATEMENT DATA:
Interest income	$75,957	$78,712	$72,957	$63,756	$50,685
Interest expense	24,444	27,012	22,525	15,907	9,648
Net interest income before provision for loan losses	51,513	51,700	50,432	47,849	41,037
Provision for loan losses	15,537	(11)	(503)	313	666
Net interest income after provision for loan losses	35,976	51,711	50,935	47,536	40,371
Noninterest income	6,791	8,052	9,840	9,423	10,544
Noninterest expense	42,392	37,530	34,268	35,233	39,238
Income before income taxes	375	22,233	26,507	21,726	11,677
Income tax expense (benefit)	(1,387)	8,137	9,237	7,280	3,199
Net income	1,762	14,096	17,270	14,446	8,478
Dividends and discount accretion on preferred stock	(255)	-	-	-	-
Net income available to common shareholders	$1,507	$14,096	$17,270	$14,446	$8,478

PER COMMON SHARE DATA:
Basic net income (1)	$0.13	$1.14	$1.47	$1.22	$0.73
Diluted net income (2)	$0.13	$1.12	$1.44	$1.19	$0.71
Book value per common share (3)	$12.38	$12.90	$10.54	$9.45	$8.45
Tangible book value per common share	$8.37	$9.20	$10.54	$9.45	$8.45
Weighted average number of shares outstanding - basic	11,962,012	12,398,270	11,725,671	11,795,635	11,559,155
Weighted average number of shares outstanding - diluted	12,015,519	12,536,740	11,956,433	12,107,230	11,986,856
Shares outstanding at period end	11,820,509	12,774,926	11,656,943	11,807,649	11,669,837

BALANCE SHEET DATA:
Securities	$104,475	$135,402	$172,298	$198,495	$232,809
Net loans	$1,223,624	$1,024,247	$699,957	$669,901	$708,611
Allowance for loan losses	$25,007	$12,218	$9,279	$10,224	$12,497
Goodwill and other intangible assets	$47,412	$48,153	$-	$-	$-
Total assets	$1,499,227	$1,347,472	$1,037,138	$1,130,509	$1,108,173
Total deposits	$1,154,050	$1,064,226	$846,593	$939,759	$918,535
Securities sold under agreement to repurchase	$35,000	$10,900	$21,800	$32,700	$47,800
Note payable	$15,000	$-	$-	$-	$-
Short-term borrowings	$55,000	$60,000	$-	$-	$-
Notes payable to subsidiary grantor trusts	$23,702	$23,702	$23,702	$23,702	$23,702
Total shareholders' equity	$184,267	$164,824	$122,820	$111,617	$98,579

SELECTED PERFORMANCE RATIOS: (4)
Return on average assets	0.12%	1.18%	1.57%	1.27%	0.80%
Return on average tangible assets	0.13%	1.21%	1.57%	1.27%	0.80%
Return on average equity	1.15%	9.47%	14.62%	13.73%	9.04%
Return on average tangible equity	1.67%	11.43%	14.62%	13.73%	9.04%
Net interest margin	3.94%	4.86%	5.06%	4.58%	4.22%
Efficiency ratio	72.71%	62.81%	56.86%	61.52%	76.07%
Average net loans (excludes loans held for sale)
as a percentage of average deposits	100.01%	84.06%	77.61%	73.55%	77.11%
Average total shareholders' equity as a
percenatge of average total assets	10.52%	12.47%	10.75%	9.25%	8.80%

SELECTED ASSET QUALITY RATIOS:
Net loan charge-offs (recoveries) to average loans	0.23%	(0.10)%	0.06%	0.28%	0.19%
Allowance for loan losses to total loans	2.00%	1.18%	1.31%	1.51%	1.73%

CAPITAL RATIOS:
Tier 1 risk-based	11.9%	11.5%	17.3%	14.2%	13.0%
Total risk-based	13.1%	12.5%	18.4%	15.3%	14.3%
Leverage	11.0%	11.1%	13.6%	11.6%	10.9%

Notes:

1)	Represents net income available to common shareholders divided by the average number of shares of common stock outstanding for the respective period.

2)	Represents net income available to common shareholders divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

3)	Represents shareholders’ equity minus preferred stock divided by the number of shares of common stock outstanding at the end of the period indicated.

4)	Average balances used in this table and throughout this Annual Report are based on daily averages.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp and its subsidiaries.  This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of our operations.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report.

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

Performance Overview

Comparison of 2008 operating results to 2007 and 2006 includes the effects of acquiring Diablo Valley Bank (“DVB”) on June 20, 2007.  In the DVB transaction, the Company acquired $269.0 million of tangible assets, including $203.8 million of net loans, and assumed $249.0 million of deposits.

Net income in 2008 was $1.8 million, a decrease of $12.3 million, or 87%, compared to $14.1 million in 2007.  Net income in 2007 was $3.2 million lower than 2006 net income of $17.3 million.  Net income per diluted common share was $0.13 for 2008, as compared to $1.12 during 2007 and $1.44 in 2006.  The Company’s return on average assets was 0.12% and its return on average equity was 1.15% in 2008, as compared to 1.18% and 9.47%, respectively for 2007, and 1.57% and 14.62%, respectively in 2006. The Company’s return on average tangible assets and return on average tangible equity were 0.13% and 1.67%, respectively, for 2008, compared to 1.21% and 11.43%, respectively, for 2007, and 1.57% and 14.62%, respectively, for 2006.

The following are major factors impacting the Company’s results of operations in recent years:

•
Net income for 2008 was $1.8 million compared to $14.1 million in 2007, an 87% decrease.  The decrease in net income is primarily related to the Company’s significant increase in its provision for loan losses in 2008 compared to 2007.

•
Net interest income was relatively flat in 2008 compared to 2007 decreasing by $187,000, and increased by $1.3 million, or 3%, in 2007 from 2006. Changes in 2008 net interest income were primarily due to a lower net interest margin, partially offset by an increase in the volume of average interest-earning assets as a result of the merger with DVB and significant new loan production.  The growth in 2007 was largely driven by an increase in average interest-earning assets.

•
The net interest margin for 2008 was 3.94%, a decrease of 92 basis points from 4.86% for 2007.  The net interest margin for 2006 was 5.06%.  Decreases in the net interest margin are primarily the result of the 500 basis points decline in the Federal funds rate from September 18, 2007 through December 31, 2008, which caused interest earning assets to reprice lower at a quicker rate than interest bearing liabilities.

•
The Company’s provision for loan losses in 2008 was $15.5 million, compared to a credit provision for loan losses of $11,000 in 2007, and a credit provision for loan losses of $503,000 in 2006.  The significant increase in the provision for loan losses was primarily due to the $212 million in loan growth for 2008, and deterioration in the loan portfolio reflected in the increase in nonperforming loans primarily caused by the negative impacts of the current economic and real estate downturn.

•
As previously disclosed, during the second quarter of 2008, the Company fully provided for estimated losses of $5.1 million on loans to one borrower and his related entities. All of these loans were in default under their respective loan terms and have been placed on nonaccrual status.  Of these loans, $1.1 million was charged-off in the fourth quarter of 2008.

•
Noninterest income decreased by 16% in 2008 to $6.8 million, compared to $8.1 million in 2007. Noninterest income decreased by 18% in 2007 to $8.1 million compared to $9.8 million in 2006.  The decrease in noninterest income was primarily due to the Company’s strategic shift to retain, rather than sell, SBA loan production, beginning in the third quarter of 2007, which provides the Company with higher interest income over time.

•
Noninterest expense increased to $42.4 million in 2008, compared to $37.5 million in 2007 and $34.3 million in 2006.  Operating expenses increased in 2008 due to the full year impact of the acquisition of Diablo Valley Bank on June 20, 2007, including an increase in amortization of intangible assets, the new office in Walnut Creek, the addition of experienced banking professionals, the write-off of leasehold improvements in the third quarter of 2008 due to the consolidation of our two offices in Los Altos, higher regulatory assessments, and an increase in legal fees and OREO expense.

•
The efficiency ratio was 72.71% in 2008, compared to 62.81% in 2007, and 56.86% in 2006.  The efficiency ratio increased in 2008 primarily due to compression of the net interest margin, no SBA loan sale gains, and higher noninterest expense.

•
The income tax benefit for 2008 was $1.4 million, as compared to income tax expense of $8.1 million and $9.2 million in 2007 and 2006, respectively. The negative effective income tax rate for 2008 was due to reduced pre-tax earnings.  The effective income tax rates for 2007 and 2006 were 36.6% and 34.8%, respectively. The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships and investments in tax-free municipal securities and loans.  The effective tax rates in 2008 are lower compared to 2007 and 2006 because pre-tax income decreased substantially while benefits from tax advantaged investments did not.

The following are important factors in understanding our current financial condition and liquidity position:

•
Total assets increased $152 million, or 11%, to $1.5 billion at the end of 2008 from $1.3 billion at the end of 2007, primarily due to increased loan production generated by additional relationship managers hired in 2007 and 2008, as well as the opening of a new office in Walnut Creek, California.

•	Total loans increased $212 million, or 20%, to $1.2 billion at the end of 2008 compared to $1.0 billion at the end of 2007.

•
Total deposits increased $90 million, or 8%, to $1.2 billion at the end of 2008 from $1.1 billion at the end of 2007.  This increase was primarily due to a $157 million increase in brokered deposits and a $32 million increase in time deposits of $100,000 and over, partially offset by a $98 million decrease in core deposits.

•
The Company’s noncore funding (which consists of time deposits $100,000 and over, brokered deposits, securities under agreement to repurchase, notes payable, and other short-term borrowings) to total assets ratio was 32% at December 31, 2008, compared to 19% a year ago.

•	The Company’s loans to total deposits ratio was 108% at December 31, 2008, compared to 97% a year ago. This increase was due in part to the increase in brokered deposits during 2008.

•	Primarily due to softening in the real estate market in the Company’s market area, which is expected to continue through 2009, nonperforming assets increased by $36.6 million in 2008.

•	The Company issued $40 million in preferred stock and a common stock warrant to the U.S. Treasury as a participant in the TARP Capital Purchase Program.

•	The consolidated Company and Heritage Bank of Commerce meet the regulatory definition of “well-capitalized” at December 31, 2008.

Deposits

The compositions and cost of the Company’s deposit base are important in analyzing the Company’s net interest margin and balance sheet liquidity characteristics.  The Company’s depositors are generally located in its primary market area.  Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers.  The Company had $196.2 million in brokered deposits at December 31, 2008.  The increase in brokered deposits of $156.5 million from December 31, 2007 was primarily to fund increasing loan growth. The Company also seeks deposits from title insurance companies, escrow accounts and real estate exchange facilitators, which were $56.6 million at December 31, 2008.  The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.  Deposits at December 31, 2008 were $1.2 billion compared to $1.1 billion at December 31, 2007, an increase of 8%.  The Company has not experienced any increased demand outside its ordinary course of business from its customers to withdraw the deposits as a result of recent developments in the financial institution industry.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2009.  As of December 31, 2008, we had $30 million in cash and cash equivalents and approximately $132 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), and Federal funds facilities with several financial institutions.

Lending

Our lending business originates primarily through our branch offices located in our primary market.  While the economy in our primary service area weakened in late 2007 and throughout 2008, the Company has experienced strong loan growth for most of 2008.  During the last quarter of 2008 we experienced a modest slowing in loan growth on a relative basis.  Commercial and commercial real estate loans increased from December 31, 2007, as a result of relationship manager additions over the past year, a new office in Walnut Creek, California, and opportunities created by recent consolidation in the local banking industry.  We will continue to use and improve existing products to expand market share in current locations. Total loans increased to $1.2 billion for 2008 compared to $1.0 billion at December 31, 2007.

Net Interest Income

The management of interest income and expense is fundamental to the performance of the Company.  Net interest income, the difference between interest income and interest expense, is the largest component of the Company’s total revenue.  Management closely monitors both total net interest income and the net interest margin (net interest income divided by average earning assets).

Because of our focus on commercial lending to closely held businesses, the Company will continue to have a high percentage of floating rate loans and other assets.  Given the current volume, mix and repricing characteristics of our interest-bearing liabilities and interest-earning assets, we believe our interest rate spread is expected to increase in a rising rate environment, and decrease in a declining interest rate scenario.

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

From September 18, 2007 through December 31, 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 500 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company’s loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company’s primary funding source, these deposits tend to reprice more slowly than floating rate loans.  The average monthly prime rate during 2008 was 5.09%, compared to 8.05% in 2007.

Management of Credit Risk

Because of our focus on business banking, loans to single borrowing entities are often larger than would be found in a more consumer oriented bank with many smaller, more homogeneous loans.  The average size of our loan relationships makes the Company more susceptible to larger losses.  As a result of this concentration of larger risks, the Company has maintained an allowance for loan losses which is higher than might be indicated by its actual historic loss experience.  In setting the loan loss allowance, management takes into consideration many factors including loan growth, changes in the composition of the loan portfolio, the general economic condition in the Company’s market area, and the impact on the industrial sectors the Company services, as well as management’s overall assessment of the quality of the loan portfolio and the lending staff and managers who service the portfolio. A complete discussion of the management of credit risk appears under Provision for Loan Losses and Allowance for Loan Losses.

Noninterest Income

While net interest income remains the largest single component of total revenues, noninterest income is an important component.  Prior to the third quarter of 2007, a significant percentage of the Company’s noninterest income was associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained.  However, beginning in the third quarter of 2007, the Company decided to change its strategy regarding its SBA loan business.  The Company now retains most of its SBA production, which allows us to generate more interest income rather than noninterest income.  Other sources of noninterest income include the increase in cash surrender value of life insurance and service charges on deposits. Noninterest income will continue to be affected by the Company’s strategic decision to retain rather than sell its loans.

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance.  Over the last three years, the Company has undertaken several initiatives to reduce its noninterest expense and improve efficiency.  Nonetheless, operating expenses increased in 2008 due to the full year impact of the acquisition of Diablo Valley Bank on June 20, 2007, the new office in Walnut Creek, the addition of experienced banking professionals, the write-off of leasehold improvements in the third quarter of 2008 due to the consolidation of our two offices in Los Altos, higher regulatory assessments, and an increase in legal fees and OREO expense.  Management monitors progress in reducing noninterest expense through review of the Company’s efficiency ratio.  The efficiency ratio increased in 2008 primarily due to compression of the Company’s net interest margin, a decrease in noninterest income, the increase in nonperforming assets and the increase in expenses.

Capital Management

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well-capitalized” at December 31, 2008.  As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

Our capital position has been considerably strengthened.  As of December 31, 2008, our total risk-based capital ratio was 13.1%, or $177.1 million, more than the 10.00% regulatory requirement for well-capitalized banks.  Our Tier 1 risk-based capital ratio of 11.9% and our Tier 1 leverage ratio of 11.0% as of December 31, 2008 also significantly exceeded regulatory guidelines for well-capitalized banks.  On November 21, 2008, the Company issued 40,000 shares of Series A Preferred Stock and warrants to purchase 462,963 shares of common stock at an exercise price of $12.96 for $40 million. See Item 1 – “Business - U.S. Treasury Troubled Asset Relief Program.”  The terms of the U.S. Treasury TARP Capital Purchase Program could reduce investment returns to our shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices.

In July, 2007, the board of directors authorized the repurchase of up to $30 million of common stock through July, 2009.  From August 13, 2007 through May 27, 2008, the Company purchased 1,645,607 shares for a total of $29.9 million to complete the repurchase plan.

Starting in 2006, the Company initiated the payment of quarterly cash dividends.   The Company paid cash dividends of $3.8 million or $0.32 per common share in 2008 representing 217% of 2008 earnings.  On January 29, 2009, the Company announced it will pay a $0.02 per share quarterly cash dividend.  The dividend will be paid on March 10, 2009, to shareholders of record on February 27, 2009.  The Company reduced its quarterly dividend from $0.08 paid in previous quarters in an effort to maintain its strong capital position for future growth. The Company also accrued $222,000 of dividends in 2008 on the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program.

Results of Operations

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities.  The second is noninterest income, which primarily consists of loan servicing fees, customer service charges and fees, and the increase in cash surrender value of life insurance.  The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products that comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following Distribution, Rate and Yield table presents for each of the past three years, the average amounts outstanding for the major categories of the Company’s balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	Year Ended December 31,
	2008			2007			2006
		Interest	Average		Interest	Average		Interest	Average
	Average	Income /	Yield /	Average	Income /	Yield /	Average	Income /	Yield /
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets:	(Dollars in thousands)
Loans, gross (1)	$1,178,194	$70,488	5.98%	$844,928	$68,405	8.10%	$738,297	$61,859	8.38%
Securities	126,223	5,395	4.27%	165,884	7,636	4.60%	191,220	7,796	4.08%
Interest bearing deposits in other financial institutions	881	16	1.82%	3,132	141	4.50%	2,826	132	4.67%
Federal funds sold	3,060	58	1.90%	49,118	2,530	5.15%	63,739	3,170	4.97%
Total interest earning assets	1,308,358	75,957	5.81%	1,063,062	78,712	7.40%	996,082	72,957	7.32%
Cash and due from banks	34,339			37,435			34,810
Premises and equipment, net	9,273			6,218			2,482
Goodwill and other intangible assets	47,788			25,331			-
Other assets	56,603			61,844			64,904
Total assets	$1,456,361			$1,193,890			$1,098,278

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$145,785	$1,513	1.04%	$143,801	$3,154	2.19%	$145,471	$3,220	2.21%
Savings and money market	433,839	7,679	1.77%	393,750	12,368	3.14%	358,846	10,274	2.86%
Time deposits, under $100	36,301	1,101	3.03%	32,196	1,243	3.86%	31,967	1,037	3.24%
Time deposits, $100 and over	162,298	4,853	2.99%	119,812	5,151	4.30%	107,387	3,762	3.50%
Brokered time deposits, $100 and over	124,079	4,889	3.94%	49,846	2,295	4.60%	34,234	1,295	3.78%
Notes payable to subsidiary grantor trusts	23,702	2,148	9.06%	23,702	2,329	9.83%	23,702	2,310	9.75%
Securities sold under agreement to repurchase	32,030	937	2.93%	14,504	387	2.67%	25,429	627	2.47%
Note payable	10,243	292	2.85%	-	-	N/A	-	-	N/	A
Other short-term borrowings	48,238	1,032	2.14%	1,751	85	4.85%	-	-	N/	A
Total interest bearing liabilities	1,016,515	24,444	2.40%	779,362	27,012	3.47%	727,036	22,525	3.10%
Demand, noninterest bearing	258,624			242,308			229,190
Other liabilities	28,006			23,385			23,957
Total liabilities	1,303,145			1,045,055			980,183
Shareholders' equity	153,216			148,835			118,095
Total liabilities and shareholders' equity	$1,456,361			$1,193,890			$1,098,278

Net interest income / margin		$51,513	3.94%		$51,700	4.86%		$50,432	5.06%

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

Volume and Rate Variances
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average	Average	Net	Average	Average	Net
	Volume	Rate	Change	Volume	Rate	Change
Income from the interest earning assets:	(Dollars in thousands)
Loans, gross	$19,961	$(17,878)	$2,083	$8,633	$(2,087)	$6,546
Securities	(1,688)	(553)	(2,241)	(1,160	1,000	(160)
Interest bearing deposits in other financial institutions	(41)	(84)	(125)	14	(5)	9
Federal funds sold	(875)	(1,597)	(2,472)	(753)	113	(640)
Total interest income on interest earning assets	$17,357	$(20,112)	$(2,755)	$6,734	$(979)	$5,755

Expense from the interest bearing liabilities:
Demand, interest bearing	$17	$(1,658)	$(1,641)	$(38)	$(28)	$(66)
Savings and money market	710	(5,399)	(4,689)	1,100	994	2,094
Time deposits, under $100	125	(267)	(142)	9	197	206
Time deposits, $100 and over	1,271	(1,569)	(298)	533	856	1,389
Brokered time deposits	2,925	(331)	2,594	720	280	1,000
Notes payable to subsidiary grantor trusts	-	(181)	(181)	-	19	19
Securities sold under agreement to repurchase	512	38	550	(350)	110	(240)
Notes payable - other	292	-	292	-	-	-
Other short-term borrowings	995	(48)	947	85	-	85
Total interest expense on interest bearing liabilities	$6,847	$(9,415)	$(2,568)	$2,059	$2,428	$4,487
Net interest income	$10,510	$(10,697)	$(187)	$4,675	$(3,407)	$1,268

Net interest income for 2008 decreased $187,000 from 2007.  The decrease in 2008 was primarily due to the 500 basis points decline in short-term interest rates from September 18, 2007 through December 31, 2008, partially offset by a 23% increase in average interest-earning assets in 2008 from 2007.  The Company’s net interest margin, expressed as a percentage of average earning assets, was 3.94% in 2008 compared to 4.86% in 2007, a decrease of 92 basis points.

A substantial portion of the Company’s earning assets are variable-rate loans that re-price when the Company’s prime lending rate is changed, in contrast to a large base of core deposits that are generally slower to re-price. This causes the Company’s balance sheet to be asset-sensitive which means that, all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. Management anticipates that the Company’s net interest margin could experience some compression if short-term interest rates continue to fall in 2009.

The net interest margin decreased 20 basis points to 4.86% in 2007 from 5.06% in 2006. Net interest income increased $1.3 million, or 3%, for 2007 to $51.7 million from $50.4 million for 2006, primarily due to higher loan volume in 2007.

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

For 2008, the Company had a provision for loan losses of $15.5 million, compared to a credit provision for loan losses of $11,000 for 2007 and credit provision for loan losses of $503,000 for 2006.   The significant increase in the provision for loan losses for 2008 was primarily due to $5.1 million of estimated losses on loans to one borrower and his related entities in the second quarter, $212 million in loan growth, and increasing risk in the loan portfolio reflected by an increase of $37.0 million in nonperforming loans. The Company anticipates that it will continue to make significant provisions for loan losses over the next several quarters if the economy continues to weaken. The Company has filed a lawsuit to recover the $5.1 million loan amount, accrued interest and costs from one borrower and his related entities. The complaint also alleges that the securities in the account collateralizing a $4 million secured loan may not be recoverable, and the Company has named as an additional defendant, the securities firm that held the securities collateral account.  Due to a substantial problem with the validity of the collateral for the majority of the debt and the bankruptcy filing of the borrower, the Company does not expect a quick resolution to this issue.

The allowance for loan losses represented 2.00%, 1.18% and 1.31% of total loans at December 31, 2008, 2007 and 2006, respectively. See “Allowance for Loan Losses” for additional information.

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income:

Noninterest Income

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2008 versus 2007		2007 versus 2006
	2008	2007	2006	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,007	$1,284	$1,335	$723	56%	$(51)	-4%
Servicing income	1,790	2,181	1,860	(391)	-18%	321	17%
Increase in cash surrender value of life insurance	1,645	1,443	1,439	202	14%	4	0%
Gain on sale of SBA loans	-	1,766	3,337	(1,766)	-100%	(1,571)	-47%
Gain on sale Capital Group loan portfolio	-	-	671	-	N/A	(671)	-100%
Other	1,349	1,378	1,198	(29)	-2%	180	15%
Total	$6,791	$8,052	$9,840	$(1,261)	-16%	$(1,788)	-18%

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

Service charges and fees on deposit accounts were higher during 2008 compared to 2007, due to higher fees from accounts on analysis as a result of lower interest rates and fewer waived fees. Lower interest rates generally result in lower earnings credits and higher net fees for services provided to clients.

The decrease in noninterest income in 2007 compared to 2006 was primarily attributable to a $2.2 million decrease in gain on sale of loans (including SBA and Capital Group loans).  The net gain on sale of SBA loans was $1.8 million for 2007, compared to $3.3 million for 2006.

When the Company sold its SBA loan production in 2007 and 2006, gains or losses on SBA loans held for sale were recognized upon completion of the sale, based on the difference between the net sales proceeds and the relative fair value of the guaranteed portion of the loan sold compared to the relative fair value of the unguaranteed portion.  The servicing assets that resulted from the sale of SBA loans, with servicing rights retained, are amortized over the expected term of the loans using a method approximating the interest method.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense:

Noninterest Expense

				Increase (decrease)		Increase (decrease)
	Year Ended December 31,			2008 versus 2007		2007 versus 2006
	2008	2007	2006	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$22,624	$21,160	$19,414	$1,464	7%	$1,746	9%
Occupancy	3,808	3,557	3,110	251	7%	447	14%
Professional fees	2,954	2,342	1,688	612	26%	654	39%
Data processing	1,021	867	806	154	18%	61	8%
Software subscription	940	831	699	109	13%	132	19%
Advertising and promotion	882	1,092	1,064	(210)	-19%	28	3%
Low income housing investment losses	865	828	995	37	4%	(167)	-17%
Furniture and equipment	815	638	517	177	28%	121	23%
Client services	802	820	1,000	(18)	-2%	(180)	-18%
Amortization of intangible assets	741	352	-	389	111%	352	N/A
Retirement plan expense	225	274	352	(49)	-18%	(78)	-22%
Other	6,715	4,769	4,623	1,946	41%	146	3%
Total	$42,392	$37,530	$34,268	$4,862	13%	$3,262	10%

The following table indicates the percentage of noninterest expense in each category:
Noninterest Expense by Category

	2008		2007		2006
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Salaries and employee benefits	$22,624	53%	$21,160	56%	$19,414	57%
Occupancy	3,808	9%	3,557	10%	3,110	9%
Professional fees	2,954	7%	2,342	6%	1,688	5%
Data processing	1,021	2%	867	2%	806	2%
Software subscription	940	2%	831	2%	699	2%
Advertising and promotion	882	2%	1,092	3%	1,064	3%
Low income housing investment losses	865	2%	828	2%	995	3%
Furniture and equipment	815	2%	638	2%	517	1%
Client services	802	2%	820	2%	1,000	3%
Amortization of intangible assets	741	2%	352	1%	-	0%
Retirement plan expense	225	1%	274	1%	352	1%
Other	6,715	16%	4,769	13%	4,623	14%
Total	$42,392	100%	$37,530	100%	$34,268	100%

Salaries and employee benefits is the single largest component of noninterest expenses.  Salaries and employee benefits increased $1.5 million for 2008, compared to 2007, primarily due to the full year impact from the acquisition of DVB, opening a new branch in Walnut Creek, and the Company hiring a number of experienced bankers.  Full-time equivalent employees were 225 at December 31, 2008 and December 31, 2007 and 196 at December 31, 2006.

Occupancy, furniture and equipment increased $428,000 in 2008 compared to 2007.  The increase in 2008 was a result of the write-off of leasehold improvements in the third quarter of 2008 due to the consolidation of our two offices in Los Altos and the full year impact of the acquisition of DVB and the opening of our Walnut Creek office in August 2007.

Professional fees increased $612,000 for 2008, compared to 2007, primarily due to the full year impact of the acquisition of DVB, and legal services related to our recovery efforts of $5.1 million of defaulted loans from one borrower and his related entities.

Amortization of intangible assets and other expense increased in 2008 primarily due to the full year impact of the acquisition of DVB.

Other operating expenses increased in 2008 due to the full year impact of the acquisition of DVB, higher regulatory assessments, and an increase in OREO expense. The FDIC insurance assessment increased $562,000 in 2008.

Noninterest expense increased $3.3 million, or 10%, in 2007 compared to 2006. The increase in compensation expense was primarily due to the acquisition of Diablo Valley Bank and the Company hiring a number of experienced bankers during 2007. Salary and severance benefits for former Diablo Valley Bank employees totaled $461,000. Up-front costs associated with the hiring of new bankers for the East Bay expansion and SBA teams totaled $970,000 in 2007.

Income Tax Expense

The Company computes its provision for income taxes on a monthly basis.  As indicated in Note 9 to the Consolidated Financial Statements, the effective tax rate is determined by applying the Company’s statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income.  These permanent differences include, but are not limited to, tax-exempt interest income, increases in the cash surrender value of life insurance policies, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.

The Company’s federal and state income tax benefit in 2008 was $1.4 million, as compared to income tax expense of $8.1 million and $9.2 million in 2007 and 2006, respectively.  The negative effective income tax rate for the year ended December 31, 2008 was due to reduced pre-tax earnings.  The effective income tax rates for the years ended 2007 and 2006 were 36.6% and 34.8%, respectively. The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships and investments in tax-free municipal securities.  The effective tax rates in 2008 are lower compared to 2007 and 2006 because pre-tax income decreased substantially while benefits from tax advantaged investments did not.

Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal loans and securities, which provided $263,000 in federal tax-exempt income in 2008 and $181,000 in 2007 and $182,000 in 2006.  Although not reflected in the investment portfolio, the Company also has total investments of $6.4 million in low-income housing limited partnerships as of December 31, 2008.  These investments have generated annual tax credits of approximately $1.1 million in 2008 and 2007 and $1.0 million in 2006.  The investments are expected to generate an additional $5.2 million in aggregate tax credits from 2009 through 2016; however, the amount of the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company’s actual tax liability and the amount accrued for this liability based on book income.  These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.  At the end of 2008, the Company had a net deferred tax asset of $17.3 million.

Financial Condition

As of December 31, 2008, total assets were $1.5 billion, an increase of 11% from $1.3 billion at year-end 2007.   Total securities available-for-sale (at fair value) were $104.5 million, a decrease of 23% from $135.4 million at year-end 2007.  The total loan portfolio was $1.2 billion, an increase of 20% from $1.0 billion at year-end 2007.  Total deposits were $1.2 billion, an increase of 8% from $1.1 billion at year-end 2007.  Securities sold under agreement to repurchase increased $24.1 million, or 221%, to $35.0 million at December 31, 2008, from $10.9 million at year-end 2007.

Securities Portfolio

The following table reflects the estimated fair value for each category of securities for the past three years.

Investment Portfolio

	December 31,
	2008	2007	2006
Securities available-for-sale (at fair value)	(Dollars in thousands)
U.S. Treasury	$19,496	$4,991	$5,963
U.S. Government Sponsored Entities	8,696	35,803	59,396
Municipals - Tax Exempt	701	4,114	8,142
Mortgage-Backed Securities	69,036	83,046	90,186
Collateralized Mortgage Obligations	6,546	7,448	8,611
Total	$104,475	$135,402	$172,298

The following table summarizes the maturities and weighted average yields of securities as of December 31, 2008:

	December 31, 2008
	Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale (at fair value):	(Dollars in thousands)
U.S. Treasury	$19,496	1.68%	$-	-	$-	-	$-	-	$19,496	1.68%
U.S. Government Sponsored Entities	8,696	4.99%	-	-	-	-	-	-	8,696	4.99%
Municipals - Tax Exempt	701	3.88%	-	-	-	-	-	-	701	3.88%
Mortgage Backed Securities	1,390	2.90%	44,663	4.22%	16,193	5.10%	6,790	5.29%	69,036	4.50%
Collateralized Mortgage Obligations	-	-	6,546	4.81%	-	-	-	-	6,546	4.81%
Total	$30,283	2.74%	$51,209	4.29%	$16,193	5.10%	$6,790	5.29%	$104,475	4.03%

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

The Company’s securities are all currently classified under existing accounting rules as “available-for-sale” to allow flexibility for the management of the portfolio.  FASB Statement 115 requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income, a component of shareholders’ equity.  Monthly adjustments are made to reflect changes in the fair value of the Company’s available-for-sale securities.

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

Except for U.S. Treasury securities and debt obligations of U.S. Government sponsored entities, no securities of a single issuer exceeded 10% of shareholders’ equity at December 31, 2008.  The Company has no direct exposure to so-called subprime loans or securities, nor does it own any Fannie Mae or Freddie Mac equity securities.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Compared to December 31, 2007, the securities portfolio declined by $30.9 million, or 23%, and decreased to 7% of total assets at December 31, 2008, from 10% at December 31, 2007.  U.S. Treasury securities and Government sponsored entities’ debt securities decreased to 27% of the portfolio at December 31, 2008, from 30% at December 31, 2007.  The decrease was primarily to fund loan growth. The Company’s mortgage-backed securities and collateralized mortgage obligations are issued by U.S. Government sponsored entities. These securities were determined not to be “other than temporarily impaired” as of December 31, 2008. The Company invests in securities with the available cash based on market conditions and the Company’s cash flow.

Loans

The Company’s loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans represented 83% of total assets at December 31, 2008, as compared to 77% of at December 31, 2007.  The ratio of loans to deposits increased to 108% at the end of 2008 from 97% at the end of 2007.

The Selected Financial Data table in Item 6 reflects the amount of loans outstanding at December 31st for each year from 2004 through 2008, net of deferred fees and origination costs and the allowance for loan losses.  The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	December 31,
	2008	% to Total	2007	% to Total	2006	% to Total	2005	% to Total	2004	% to Total
	%(Dollars in thousands)
Commercial	$525,080	42%	$411,251	40%	$284,093	40%	$248,060	37%	$296,030	41%
Real estate - mortgage	405,530	33%	361,211	35%	239,041	34%	237,566	35%	250,984	35%
Real estate - land and construction	256,567	21%	215,597	21%	143,834	20%	149,851	22%	118,290	17%
Home equity	55,490	4%	44,187	4%	38,976	6%	41,772	6%	52,170	7%
Consumer	4,310	0%	3,044	0%	2,422	0%	1,721	0%	2,908	0%
Loans	1,246,977	100%	1,035,290	100%	708,366	100%	678,970	100%	720,382	100%
Deferred loan costs, net	1,654	-	1,175	-	870	-	1,155	-	726	-
Total loans, net of deferred costs	1,248,631	100%	1,036,465	100%	709,236	100%	680,125	100%	721,108	100%
Allowance for loan losses	(25,007)		(12,218)		(9,279)		(10,224)		(12,497)
Loans, net	$1,223,624		$1,024,247		$699,957		$669,901		$708,611

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

The Company is an active participant in the Small Business Administration (“SBA”) and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes SBA-guaranteed loans. Prior to third quarter of 2007, the guaranteed portion of these loans were sold in the secondary market depending on market conditions. Once it was determined that these loans would be sold, the loans were classified as held for sale and carried at the lower of cost or market. When the guaranteed portion of an SBA loan was sold, the Company retained the servicing rights for the sold portion.  As of December 31, 2008, 2007, and 2006, $150 million, $177 million and $189 million, respectively, in SBA and U.S. Department of Agriculture loans were serviced by the Company for others. As previously discussed, beginning in the third quarter of 2007, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans.

As of December 31, 2008, real estate mortgage loans of $406 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial property. Properties securing the commercial real estate mortgage loans are primarily located in the Company’s market, which is the Greater San Francisco Bay Area.  Real estate values in the Greater San Francisco Bay Area have declined significantly in the residential market in 2008, compared to 2007. Other areas in California and the U.S. have experienced even greater declines. While the commercial real estate market has not seen the same level of declines as the residential market in the Greater San Francisco Bay Area, it has started to decline.  The Company’s borrowers will be impacted by a further downturn in these sectors of the economy, which could adversely impact the borrowers’ ability to repay their loans and reduce demand for loans.  Based on the general economic conditions, we anticipate our borrowers will continue to be affected in 2009.

The Company’s real estate term loans consist primarily of loans made based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 80% of the property’s appraised value or the purchase price of the property during the initial underwriting of the credit, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

The Company’s land and construction loans are primarily short term interim loans to finance the development/construction of commercial and single family residential properties.  The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

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

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans.  For HBC, these lending limits were $33.2 million and $55.4 million at December 31, 2008, respectively.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of December 31, 2008. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of December 31, 2008, approximately 74% of the Company’s loan portfolio consisted of floating interest rate loans.

Loan Maturities

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$475,953	$36,684	$12,443	$525,080
Real estate - mortgage	145,509	189,748	70,273	405,530
Real estate - land and construction	239,038	17,529	-	256,567
Home equity	51,077	220	4,193	55,490
Consumer	3,770	540	-	4,310
Loans	$915,347	$244,721	$86,909	$1,246,977

Loans with variable interest rates	$837,013	$73,535	$6,401	$916,949
Loans with fixed interest rates	78,334	171,186	80,508	330,028
Loans	$915,347	$244,721	$86,909	$1,246,977

Nonperforming Assets

Financial institutions generally have a certain level of exposure to credit quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay.  Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of credit quality risk is focused primarily on loan quality.  Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts, and/or as a result of the downturns in national and regional economies which have brought about declines in overall property values.  In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

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

Nonperforming assets are comprised of the following: Loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well secured and in the process of collection); loans restructured where the terms of repayment have been renegotiated, resulting in a deferral of interest or principal; and other real estate owned (“OREO”) from foreclosures.  Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan.  At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received as long as the collection of all outstanding principal is not in doubt.  The loans may or may not be collateralized, and collection efforts are continuously pursued.  Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution.  OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale.

The following table provides information with respect to components of the Company’s nonperforming assets at the dates indicated.

Nonperforming Assets

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans	$39,981	$3,363	$3,866	$3,672	$1,028
Loans 90 days past due and still accruing	460	101	451	-	302
Total nonperforming loans	40,441	3,464	4,317	3,672	1,330
Other real estate owned	660	1,062	-	-	-
Total nonperforming assets	$41,101	$4,526	$4,317	$3,672	$1,330

Nonperforming assets as a percentage of
loans plus other real estate owned	3.30%	0.44%	0.61%	0.54%	0.18%

Primarily due to the general economic slowdown and a softening in the real estate market, which is expected to continue well into 2009, nonperforming assets at December 31, 2008 increased $36.6 million from December 31, 2007 levels.  The increase in nonperforming assets in 2008 was primarily in land and construction loans and commercial loans.

Nonperforming assets increased by $0.2 million, or 5%, in 2007 as compared to 2006.

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

Management conducts a critical evaluation of the loan portfolio at least quarterly. This evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment, as well as reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, collateral values, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination and independent loan review results, and current economic conditions in the Company’s marketplace, in particular the state of the technology industry and the real estate market.   This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into the following categories for purposes of determining an appropriate level of the allowance: loans graded “Pass through Special Mention,” “Substandard,” and “Substandard Non-Accrual”, “Doubtful” and “Loss”.

Loans are charged against the allowance when management believes that the uncollectibility of the loan balance is confirmed. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

Specific allowances are established for impaired loans.  Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the note agreement. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral if the loan is collateral dependent, less costs to sell, or on the present value of expected future cash flows.

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

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard non-accrual, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).  The principal balance of classified loans was $134.7 million, $25.2 million, and $24.5 million, at December 31, 2008, 2007, and 2006, respectively.  Ninety-six percent of the classified loans at December 31, 2008 were internally graded as substandard or substandard non-accrual. All classified loans at year-end 2007 and 2006 were graded substandard or substandard non-accrual. The $109.5 million increase in classified loans during 2008 consists of $64.8 million in land and construction loans, $33.1 million in commercial loans, $6.8 million in commercial real estate loans, $4.0 million loans to one borrower and his related entities, and $0.8 million in other loans. With a continuing downturn in the economic environment, the level of classified loans will continue to feel pressure.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio.  On an ongoing basis, we have engaged outside firms to independently assess our methodology and perform independent credit reviews of our loan portfolio.  The Company’s credit review consultants, the FRB, FDIC and the DFI also review the allowance for loan losses as an integral part of the examination process.  Based on information currently available to analyze loan loss delinquency and a history of actual charge-offs, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to continue to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	2008	2007	2006	2005		2004
	(Dollars in thousands)
Balance, beginning of year	$12,218	$9,279	$10,224	$12,497		$13,451
Charge-offs:
Commercial	(2,731)	(84)	(291)	(3,273)		(2,901)
Real estate - mortgage	-	-	-	-		-
Real estate - land and construction	(75)	-	-	-		-
Home equity	-	(20)	(540)	-		-
Consumer	-	-	-	-		-
Total charge-offs	(2,806)	(104)	(831)	(3,273)		(2,901)

Recoveries:
Commercial	49	929	389	1,358		1,562
Real estate - mortgage	-	-	-	-		-
Real estate - land and construction	9	-	-	-		-
Home equity	-	-	-	-		-
Consumer	-	-	-	-		-
Total recoveries	58	929	389	1,358		1,562
Net recoveries (charge-offs)	(2,748)	825	(442)	(1,915)		(1,339)
Provision for loan losses	15,537	(11)	(503)	313		666
Reclassification of allowance for loan losses	-	-	-	(671)	(1)	-
Reclassification to other liabilities	-	-	-	-	(1)	(281)	(2)
Allowance acquired in bank acquisition	-	2,125	-	-		-
Balance, end of year	$25,007	$12,218	$9,279	$10,224		$12,497

RATIOS:
Net charge-offs to average loans *	0.23%	-0.10%	0.06%	0.28%		0.19%
Allowance for loan losses to total loans *	2.00%	1.18%	1.31%	1.51%		1.73%
Allowance for loan losses to nonperforming loans	62%	353%	215%	278%		940%

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

The Company’s allowance for loan losses increased $12.8 million in 2008. The increase in the provision for loan losses in 2008 was primarily due to $5.1 million of estimated losses on loans to one borrower and his related entities in the second quarter, $212 million in loan growth, and additional risk in the loan portfolio reflected in an increase of $37.0 million in nonperforming loans from 2007.  The Company had $2.8 million in charge-offs in 2008, which were nominally offset by loan by recoveries of $58,000.

Net loans charged-off reflects the realization of losses in the portfolio that were recognized previously through provisions for loan losses.  Net charge-offs were $2.7 million in 2008, compared to net recoveries of $0.8 million in 2007, and net charge-off of $0.4 million in 2006.  Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

The Company’s unallocated allowance was $1.4 million as of December 31, 2008 and 2007.  The unallocated component of the allowance is maintained to cover uncertainties that could affect management's estimate of probable losses.

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

Allocation of Loan Loss Allowance

	December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
		of Loans		of Loans		of Loans		of Loans		of Loans
		in each		in each		in each		in each		in each
		category		category		category		category		category
		to total		to total		to total		to total		to total
	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans	Allowance	loans
	(Dollars in thousands)
Commercial	$13,913	42%	$6,067	40%	$4,872	40%	$4,199	37%	$8,691	41%
Real estate - mortgage	4,261	33%	2,416	35%	1,507	34%	2,631	35%	1,498	35%
Real estate - land and construction	5,014	21%	1,923	21%	1,243	20%	1,914	22%	1,711	17%
Home equity	367	4%	335	4%	244	6%	300	6%	173	7%
Consumer	47	0%	88	0%	24	0%	33	0%	38	0%
Unallocated	1,405	N/A	1,389	N/A	1,389	N/A	1,147	N/A	386	N/A
Total	$25,007	100%	$12,218	100%	$9,279	100%	$10,224	100%	$12,497	100%

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand accounts, NOW accounts, savings accounts and money market deposit accounts.  The Company’s liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons.  Deposits can be adversely affected if economic conditions in California, and the Company’s market area in particular, continue to weaken.  Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

Deposits

	Years Ended December 31,
	2008		2007		2006
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest bearing	$261,337	22%	$268,005	25%	$231,841	27%
Demand, interest bearing	134,814	12%	150,527	14%	133,413	16%
Savings and money market	344,767	30%	432,293	41%	307,266	36%
Time deposits, under $100	45,615	4%	34,092	3%	31,097	4%
Time deposits, $100 and over	171,269	15%	139,562	13%	111,017	13%
Brokered deposits	196,248	17%	39,747	4%	31,959	4%
Total deposits	$1,154,050	100%	$1,064,226	100%	$846,593	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States.  At December 31, 2008 and 2007, less than 4% and 1% of deposits were from public sources, respectively.

The decreases in savings and money market deposits were primarily due to lower balances in title insurance company, escrow, and real estate exchange facilitators’ accounts.  At December 31, 2008, title insurance company, escrow, and real estate exchange facilitators’ accounts decreased $51.6 million, or 48% compared to December 31, 2007.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of December 31, 2008:

Deposit Maturity Distribution

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$130,132	36%
Over three months through six months	62,544	17%
Over six months through twelve months	86,745	25%
Over twelve months	79,155	22%
Total	$358,576	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2008 2007 and 2006:

	2008	2007	2006
Return on average assets	0.12%	1.18%	1.57%
Return on average tangible assets	0.13%	1.21%	1.57%
Return on average equity	1.15%	9.47%	14.62%
Return on average tangible equity	1.67%	11.43%	14.62%
Dividend payout ratio (1)	253.42%	23.06%	13.65%
Average equity to average assets ratio	10.52%	12.47%	10.75%

(1) Percentage is calculated based on dividends paid divided by net income available to common shareholders.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company’s consolidated balance sheets. Total unused commitments to extend credit were $436.6 million at December 31, 2008, as compared to $465.3 million at December 31, 2007.  Unused commitments represented 35% and 45% of outstanding gross loans at December 31, 2008 and 2007, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company’s off-balance sheet arrangements, see Note 14 to the financial statements located elsewhere herein.

The following table presents the Company’s commitments to extend credit as of December 31, 2008, 2007, and 2006:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Commitments to extend credit	$414,312	$444,172	$310,200
Standby letters of credit	22,260	21,143	12,020
	$436,572	$465,315	$322,220

Contractual Obligations

The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2008 are as follows:

	Less Than	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)
Securities sold under agreement to repurchase	$20,000	$15,000	$-	$-	$35,000
Notes payable to subsidiary grantor trusts	-	-	-	23,702	23,702
Other short-term borrowings	55,000	-	-	-	55,000
Note payable	15,000	-	-	-	15,000
Operating leases	2,237	4,633	4,427	3,589	14,886
Time deposits of $100 or more	279,421	79,155	-	-	358,576
Total debt and operating leases	$371,658	$98,788	$4,427	$27,291	$502,164

In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for the payment of interest on interest bearing deposit accounts and debt obligations, payments for quarterly income tax estimates and contributions to certain employee benefit plans.

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost-effective fashion.  At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments.  An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands.  The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity.  Excess balance sheet liquidity can negatively impact the Company’s interest margin. In order to meet short-term liquidity needs, the Company utilizes overnight Federal funds purchase arrangements with correspondent banks, borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources and maintains a collateralized line of credit with the Federal Home Loan Bank (the “FHLB”) of San Francisco. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available-for-sale.

During 2008, the Company experienced a tightening in its liquidity position as a result of the significant loan growth.  In order to partially fund the loan growth, the Company added brokered deposits of $157 million during 2008.

FHLB Borrowings & Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. At December 31, 2008, the Company had $55 million of overnight borrowings from the FHLB, bearing interest at 0.05%. There were $60 million in FHLB advances at December 31, 2007, bearing interest at 4.05%.  The Company had $289 million of loans pledged to the FHLB as collateral on an available line of credit of $122 million at December 31, 2008. At December 31, 2008, HBC had Federal funds purchase arrangements available of $65 million.  There were no Federal funds purchased at December 31, 2008 or 2007.

The Company also had a $15 million line of credit with a correspondent bank, all of which was outstanding as of December 31, 2008. The Company repaid the line of credit in March 2009.

Securities sold under agreements to repurchase are secured by mortgage-backed securities carried at approximately $40 million at December 31, 2008. The repurchase agreements were $35.0 million at December 31, 2008.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Average balance during the year	$90,511	$16,255	$25,429
Average interest rate during the year	2.50%	2.90%	2.46%
Maximum month-end balance	$105,000	$70,900	$32,700
Average rate at December 31,	2.27%	2.83%	2.56%

Because most of the growth in loans in 2008 was funded with deposits, other liquidity ratios tracked by the Company, such as unfunded loan commitments to secondary reserves ratio, have been slightly outside of policy guidelines for several months. We continue to watch these ratios closely, and expect that these ratios will revert back within guidelines.

Capital Resources

At December 31, 2008, the Company had total shareholders’ equity of $184.3 million, including $37.9 million in preferred stock, and $0.3 million of accumulated other comprehensive loss.

The Company paid cash dividends totaling $3.8 million, or $0.32 per common share in 2008.  On January 29, 2009, the Company announced it will pay a $0.02 per share quarterly cash dividend. The dividend will be paid on March 10, 2009, to shareholders of record on February 27, 2009. The Company reduced its quarterly dividend from $0.08 in an effort to maintain its strong capital position for future growth.

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to help ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital consists of shareholders’ equity (excluding accumulated other comprehensive income/loss) and  the proceeds from the issuance of trust preferred securities, less goodwill and other  intangible assets.  Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses, subject to certain limits.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$160,146	$141,227	$147,600
Tier 2 Capital	16,989	12,461	9,756
Total risk-based capital	$177,135	$153,688	$157,356

Risk-weighted assets	$1,350,823	$1,227,628	$855,715
Average assets (regulatory purposes)	$1,449,380	$1,278,207	$1,087,502
				Minimum
				Regulatory
Capital ratios:				Requirements
Total risk-based capital	13.1%	12.5%	18.4%	8.00%
Tier 1 risk-based capital	11.9%	11.5%	17.3%	4.00%
Leverage (1)	11.0%	11.1%	13.6%	4.00%

(1) Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements. The risk-based and leverage capital ratios are defined in Item 1 - “Business - Supervision and Regulation – Heritage Bank of Commerce.”

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$149,493	$131,693	$144,955
Tier 2 Capital	16,973	12,461	9,756
Total risk-based capital	$166,466	$144,154	$154,711

Risk-weighted assets	$1,349,471	$1,226,202	$853,882
Average assets for capital purposes	$1,449,158	$1,270,224	$1,085,734
				Well-Capitalized	Minimum
				Regulatory	Regulatory
Capital ratios				Requirements	Requirements
Total risk-based capital	12.3%	11.8%	18.1%	10.00%	8.00%
Tier 1 risk-based capital	11.1%	10.7%	17.0%	6.00%	4.00%
Leverage (1)	10.3%	10.4%	13.4%	5.00%	4.00%

(1) Tier 1 capital divided by average assets (excluding goodwill).

The table above presents the capital ratios of the Bank computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

At December 31, 2008, 2007 and 2006, the Company’s and HBC’s capital met all minimum regulatory requirements. As of December 31, 2008, 2007 and 2006, management believes that HBC was considered “well-capitalized” under the regulatory framework for prompt corrective action.

Mandatory Redeemable Cumulative Trust Preferred Securities.

To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7.2 million aggregate principal amount of 10.875% subordinated debentures due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  In the third quarter of 2000, the Company issued $7.2 million aggregate principal amount of 10.60% subordinated debentures due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  In the third quarter of 2001, the Company issued $5.2 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  In the third quarter of 2002, the Company issued $4.1 million of aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities.  Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier 1 capital.  The subsidiary trusts are not consolidated in the Company’s consolidated financial statements and the subordinated debt payable to the subsidiary grantor trusts is recorded as debt of the Company to the related trusts.  See Footnote 8 the Consolidated Financial Statements.

U.S. Treasury TARP Capital Purchase Program

The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of its common stock to the Treasury through the TARP Capital Purchase Program. The Series A Preferred qualifies as a component of Tier 1 capital.

Market Risk

Market risk is the risk of loss of future earnings, fair values, or future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Company’s role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Company’s earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

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

At December 31, 2008, it was estimated that the Company’s MV would increase 20.39% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 33.94% in the event of a 200 basis point decrease in applicable interest rates.

Presented below, as of December 31, 2008 and 2007, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in market interest rates:

	2008				2007
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$42,272	20.39%	16.7%	282	$38,716	18.54%	18.5%	290
0 bp	$-	-%	13.8%	-	$-	-%	15.6%	-
- 200 bp	$(70,361)	-33.94%	9.1%	(469)	$(55,007)	-26.35%	11.5%	(412)

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

Critical Accounting Policies

General

The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred.  A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability.  In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment speeds could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio.  Actual losses could differ significantly from the historical factors that we use.  The Company adopted FASB Statement 123(Revised) on January 1, 2006, and elected the modified prospective method, under which prior periods are not revised for comparative purposes.  Other estimates that we use are related to the expected useful lives of our depreciable assets.  In addition, GAAP itself may change from one previously acceptable method to another method, although the economics of our transactions would be the same.

Allowance for Loan Losses

The allowance for loan losses is an estimate of the losses in our loan portfolio.  Our accounting for estimated loan losses was previously discussed under the heading “Allowance for Loan Losses.”

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

Stock Based Compensation

We grant stock options to purchase our common stock to our employees and directors under the 2004 Plan.  We also granted our chief executive officer restricted stock when he joined the Company.  Additionally, we have outstanding options that were granted under an option plan from which we no longer make grants.  The benefits provided under all of these plans are subject to the provisions of FASB Statement 123(Revised), “Share-Based Payments.” Our results of operations for fiscal 2008, 2007, and 2006 were impacted by the recognition of non cash expense related to the fair value of our share-based compensation awards as discussed in Note 1 to the consolidated financial statements.

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

Statement 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.  If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur.

Our accounting for stock options is disclosed primarily in Notes 1 and 10 to the consolidated financial statements.

Accounting for Goodwill and Other Intangible Assets

The Company accounts for acquisitions of businesses using the purchase method of accounting. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques including discounted cash flow analyses to determine these fair values. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that impairment may exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit including goodwill is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. For purposes of the goodwill impairment test, the valuation of the Company is based on a weighted blend of the income method (discounted cash flows), market approach considering key pricing multiples of similar control transactions, and market price analysis of the Company’s stock.  Management believes the multiples and other assumptions used in these calculations are consistent with current industry practice for valuing similar types of companies. Goodwill was tested for impairment as of November 30, 2008 and 2007 with the assistance of a valuation firm.

Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in 2007. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets.  If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities, and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2008, the Company does not use interest rate derivatives to hedge its interest rate risk.

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S K is included as part of Item 7 of this report.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 48 through 76.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2008.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of December 31, 2008, the period covered by this report.

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

Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in “Internal Control-Integrated Framework” issued by COSO was effective as of December 31, 2008.

The independent registered public accounting firm of Crowe Horwath LLP, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of management’s internal control over financial reporting based on criteria established in Internal Control-Integrated Framework, issued by COSO.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

None

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNACE

Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2008.  Such Information is incorporated herein by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information required by this item will be contained in our Definitive Proxy Statement for our 2009Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2008. Such information is incorporated herein by reference.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2008.  Such information is incorporated herein by reference.

PART IV

ITEM 15– EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 48 through 76.

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

Heritage Commerce Corp
DATE: March 16, 2009	BY: /s/ Walter T. Kaczmarek Walter T. Kaczmarek Chief Executive Officer

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK BISCEGLIA Frank Bisceglia	Director	March 16, 2009
/s/ JAMES BLAIR James Blair	Director	March 16, 2009
/s/ JACK CONNER Jack Conner	Director and Chairman of the Board	March 16, 2009
/s/ WALTER T. KACZMAREK Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principle Executive Officer)	March 16, 2009
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2009
/s/ ROBERT MOLES Robert Moles	Director	March 16, 2009
/s/ LON NORMANDIN Lon Normandin	Director	March 16, 2009
/s/ JACK PECKHAM Jack Peckham	Director	March 16, 2009
/s/ HUMPHREY POLANEN Humphrey Polanen	Director	March 16, 2009
/s/ CHARLES TOENISKOETTER Charles Toeniskoetter	Director	March 16, 2009
/s/ RANSON WEBSTER Ranson Webster	Director	March 16, 2009
/s/ JOHN J. HOUNSLOW John J. Hounslow	Director	March 16, 20089
/s/ MARK LEFANOWICZ Mark Lefanowicz	Director	March 16, 2009

HERITAGE COMMERCE CORP
INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Commerce Corp
San Jose, California

We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp as of December 31, 2008 and 2007, and the related consolidated income statements, statements of changes in shareholders’ equity and statements of cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Heritage Commerce Corp’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Heritage Commerce Corp’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting included in Item 9A in Form 10-K.  Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Oak Brook, Illinois

March 13, 2009

Heritage Commerce Corp
Consolidated Balance Sheets
	December 31,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash and due from banks	$29,996	$39,793
Federal funds sold	100	9,300
Total cash and cash equivalents	30,096	49,093
Securities available-for-sale, at fair value	104,475	135,402
Loans, net of deferred costs	1,248,631	1,036,465
Allowance for loan losses	(25,007)	(12,218)
Loans, net	1,223,624	1,024,247

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	7,816	7,002
Company owned life insurance	40,649	38,643
Premises and equipment, net	9,517	9,308
Goodwill	43,181	43,181
Intangible assets	4,231	4,972
Accrued interest receivable and other assets	35,638	35,624
Total assets	$1,499,227	$1,347,472

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$261,337	$268,005
Demand, interest bearing	134,814	150,527
Savings and money market	344,767	432,293
Time deposits, under $100	45,615	34,092
Time deposits, $100 and over	171,269	139,562
Brokered time deposits	196,248	39,747
Total deposits	1,154,050	1,064,226
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	35,000	10,900
Note payable	15,000	-
Other short-term borrowings	55,000	60,000
Accrued interest payable and other liabilities	32,208	23,820
Total liabilities	1,314,960	1,182,648

Commitments and contingencies (Note 14)

Shareholders' equity:
Preferred stock, $1,000 par value; 10,000,000 shares authorized; shares outstanding: 40,000	39,846	-
in 2008 and none outstanding in 2007 (liquidation preference of $1,000 per share plus accrued dividends)
Discount on preferred stock	(1,946)	-
Common stock, no par value; 30,000,000 shares authorized;
shares outstanding: 11,820,509 in 2008 and 12,774,926 in 2007	78,854	92,414
Retained earnings	67,804	73,298
Accumulated other comprehensive loss	(291)	(888)
Total shareholders' equity	184,267	164,824
Total liabilities and shareholders' equity	$1,499,227	$1,347,472

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED INCOME STATEMENTS
	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$70,488	$68,405	$61,859
Securities, taxable	5,321	7,481	7,614
Securities, non-taxable	74	155	182
Interest bearing deposits in other financial institutions	16	141	132
Federal funds sold	58	2,530	3,170
Total interest income	75,957	78,712	72,957

Interest expense:
Deposits	20,035	24,211	19,588
Notes payable to subsidiary grantor trusts	2,148	2,329	2,310
Note payable	292	-	-
Repurchase agreements	937	387	627
Other short-term borrowings	1,032	85	-
Total interest expense	24,444	27,012	22,525

Net interest income before provision for loan losses	51,513	51,700	50,432
Provision for loan losses	15,537	(11)	(503)
Net interest income after provision for loan losses	35,976	51,711	50,935

Noninterest income:
Service charges and fees on deposit accounts	2,007	1,284	1,335
Servicing income	1,790	2,181	1,860
Increase in cash surrender value of life insurance	1,645	1,443	1,439
Gain on sale of SBA loans	-	1,766	3,337
Gain on sale of Capital Group loan portfolio	-	-	671
Other	1,349	1,378	1,198
Total noninterest income	6,791	8,052	9,840

Noninterest expense:
Salaries and employee benefits	22,624	21,160	19,414
Occupancy	3,808	3,557	3,110
Professional fees	2,954	2,342	1,688
Data processing	1,021	867	806
Software subscription	940	831	699
Advertising and promotion	882	1,092	1,064
Low income housing investment losses	865	828	995
Furniture and equipment	815	638	517
Client services	802	820	1,000
Amortization of intangible assets	741	352	-
Retirement plan expense	225	274	352
Other	6,715	4,769	4,623
Total noninterest expense	42,392	37,530	34,268

Income before income taxes	375	22,233	26,507
Income tax expense (benefit)	(1,387)	8,137	9,237
Net income	$1,762	$14,096	$17,270
Dividends and discount accretion on preferred stock	(255)	-	-
Net income available to common shareholders	$1,507	$14,096	$17,270

Earnings per common share:
Basic	$0.13	$1.14	$1.47
Diluted	$0.13	$1.12	$1.44

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
						Accumulated
						Other	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Shareholders'	Comprehensive
	Amount	Discount	Shares	Amount	Earnings	Loss	Equity	Income
	(Dollars in thousands, except shares)
Balance, January 1, 2006	$-	-	11,807,649	$66,799	$47,539	$(2,721)	$111,617
Net Income	-	-	-	-	17,270	-	17,270	$17,270
Net change in unrealized gain/loss on securities
available-for-sale and interest-only strips, net
of reclassification adjustment and deferred income taxes	-	-	-	-	-	377	377	377
Decrease in pension liability, net of deferred income taxes	-	-	-	-	-	349	349	349
Total comprehensive income								$17,996
Amortization of restricted stock award	-	-	-	154	-	-	154
Cash dividend declared on common stock, $0.20 per share	-	-	-	-	(2,357)	-	(2,357)
Common stock repurchased	-	-	(330,300)	(7,888)	-	-	(7,888)
Stock option expense	-	-	-	780	-	-	780
Stock options exercised, including related tax benefits	-	-	179,594	2,518	-	-	2,518
Balance, December 31, 2006	-	-	11,656,943	62,363	62,452	(1,995)	122,820
Net Income	-	-	-	-	14,096	-	14,096	$14,096
Net change in unrealized gain/loss on securities
available-for-sale and interest-only strips, net
of reclassification adjustment and deferred income taxes	-	-	-	-	-	1,028	1,028	1,028
Decrease in pension liability, net of deferred income taxes	-	-	-	-	-	79	79	79
Total comprehensive income								$15,203
Issuance of 1,732,298 common shares to acquire Diablo Valley Bank, net
of offering costs of $214	-	-	1,732,298	41,183	-	-	41,183
Amortization of restricted stock award	-	-	-	154	-	-	154
Cash dividend declared on common stock, $0.26 per share	-	-			(3,250)		(3,250)
Common stock repurchased	-	-	(698,190)	(13,653)	-	-	(13,653)
Stock option expense	-	-	-	1,159	-	-	1,159
Stock options exercised, including related tax benefits	-	-	83,875	1,208	-	-	1,208
Balance, December 31, 2007	-	-	12,774,926	92,414	73,298	(888)	164,824
Cumulative effect adjustment upon adoption of EITF 06-4,
net of deferred income taxes	-	-	-	-	(3,182)	-	(3,182)
Net Income	-	-	-	-	1,762	-	1,762	$1,762
Net change in unrealized gain/loss on securities
available-for-sale and interest-only strips, net of
reclassification adjustment and deferred income taxes	-	-	-	-	-	1,532	1,532	1,532
Net increase in pension and other postretirement obligations, net of deferred income taxes	-	-	-	-	-	(935)	(935)	(935)
Total comprehensive income								$2,359
Amortization of restricted stock award	-	-	-	155	-	-	155
Issuance of 40,000 preferred shares and a warrant to purchase 462,963
common shares net of issuance costs of $154	39,846	(1,979)	-	1,979	-	-	39,846
Cash dividends accrued on preferred stock	-	-	-	-	(222)	-	(222)
Accretion of unearned discount on preferred stock	-	33	-	-	(33)	-	-
Cash dividend declared on common stock, $0.32 per share	-	-	-	-	(3,819)	-	(3,819)
Common stock repurchased	-	-	(1,007,749)	(17,655)	-	-	(17,655)
Stock option expense	-	-	-	1,381	-	-	1,381
Stock options exercised, including related tax benefits	-	-	53,332	580	-	-	580
Balance, December 31, 2008	$39,846	$(1,946)	11,820,509	$78,854	$67,804	$(291)	$184,267

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,762	$14,096	$17,270
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	1,022	776	662
Provision for loan losses	15,537	(11)	(503)
Deferred income tax benefit	(6,006)	(225)	(319)
Stock option expense	1,381	1,159	780
Amortization of other intangible assets	741	352	-
Amortization of restricted stock award	155	154	154
Amortization (accretion) of discounts and premiums on securities	245	95	(1,087)
Gain on sale of Capital Group loan portfolio	-	-	(671)
Gain on sale of SBA loans	-	(1,766)	(3,337)
Loss on sale of foreclosed assets	92	-	-
Proceeds from sales of loans held for sale	-	35,529	65,466
Change in SBA loans held for sale	-	(17,469)	(51,100)
Increase in cash surrender value of life insurance	(1,645)	(1,443)	(1,439)
Federal Home Loan Bank stock dividends	(211)	(230)	(208)
Effect of changes in:
Accrued interest receivable and other assets	8,266	3,162	4,270
Accrued interest payable and other liabilities	(855)	352	1,562
Net cash provided by operating activities	20,484	34,531	31,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	(216,012)	(104,078)	(27,591)
Proceeds from sale of Capital Group loan portfolio	-	-	30,047
Net decrease in Capital Group loan portfolio prior to sale	-	-	2,681
Purchase of securities available-for-sale	(25,415)	(9,322)	(64,018)
Maturities/Paydowns/Calls of securities available-for-sale	57,936	61,344	92,274
Purchase of company owned life insurance	(361)	-	-
Purchase of premises and equipment	(1,231)	(704)	(660
Redemption (Purchase) of restricted stock and other investments	(603)	58	(46)
Proceeds from sale of forcelosed assets	1,409	-	-
Cash received in bank acquisition, net of cash paid	-	16,407	-
Net cash provided by (used in) investing activities	(184,277)	(36,295)	32,687

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	89,824	(31,390)	(93,166)
Exercise of stock options	580	1,208	2,518
Common stock offering cost	-	(214)	-
Common stock repurchased	(17,655)	(13,653)	(7,888)
Issuance of preferred stock, net of offering costs	39,846	-	-
Payment of cash dividend - common stock	(3,819)	(3,250)	(2,357)
Net change in other short-term borrowings	(5,000)	60,000	-
Net change in note payable	15,000	-	-
Net change in securities sold under agreement to repurchase	24,100	(10,900)	(10,900)
Other financing activities	1,920	(329)	(1,469)
Net cash provided by (used in) financing activities	144,796	1,472	(113,262)
Net decrease in cash and cash equivalents	(18,997)	(292)	(49,075)
Cash and cash equivalents, beginning of year	49,093	49,385	98,460
Cash and cash equivalents, end of year	$30,096	$49,093	$49,385

HERITAGE COMMERCE CORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Years ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Supplemental disclosures of cash flow information:

Interest	$24,778	$27,216	$22,285
Income taxes	1,199	6,319	4,781

Supplemental schedule of non-cash investing activity:
Transfer of portfolio loans to loans held for sale	$-	$972	$-
Transfer of loans held for sale to loan portfolio	-	18,430	1,962
Loans transferred to foreclosed assets	1,098	1,062	-
Summary of assets acquired and liabilities assumed through acquisition:
Cash and cash equivalents	-	41,807	-
Securities available-for-sale	-	12,214	-
Net loans	-	203,805	-
Goodwill and other intangible assets	-	48,506	-
Premises and equipment	-	6,841	-
Company owned life insurance	-	1,026	-
Federal Home Loan Bank Stock	-	717	-
Other assets, net	-	2,615	-
Deposits	-	(249,023)	-
Other liabilities	-	(1,711)	-
Common stock issued to acquire Diablo Valley Bank	-	41,397	-

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Description of Business and Basis of Presentation

Heritage Commerce Corp (the “Company”) operates as a bank holding company for its wholly owned subsidiary Heritage Bank of Commerce (“HBC” or “the Bank”). HBC is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Alameda, and Contra Costa counties, California. As discussed in Note 6, the Company acquired Diablo Valley Bank (“DVB”) on June 20, 2007 and merged DVB into HBC. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.   The allowance for loan losses, goodwill and other intangible assets, loan servicing rights, interest-only strip receivables, defined benefit pension and other post-retirement obligations, purchase accounting adjustments, and the fair values of financial instruments are particularly subject to change.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Generally, Federal funds are sold and purchased for one-day periods.

Cash Flows

Net cash flows are reported for customer loan and deposit transactions, Federal funds purchased, notes payable, repurchase agreements and other short-term borrowings.

Securities

The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase.  Securities available-for-sale are recorded at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of deferred income taxes, as a net amount within accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity. Securities held-to-maturity are recorded at amortized cost, based on the Company’s positive intent and ability to hold the securities to maturity.  As of December 31, 2008 and 2007, all of the Company’s securities were classified as available-for-sale.

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

Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) Stock

The Bank is a member of the FHLB system.  Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts.  FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment.  Because this stock is viewed as a long term investment, impairment is based on ultimate recovery of par value.  Both cash and stock dividends are reported as income.  The FHLB announced that it will not pay any dividends for the fourth quarter of 2008.  It is uncertain when or if the FHLB will resume paying dividends.

The Bank is also member of the FRB.  FRB stock is classified as a restricted security, and cash dividends are reported as income.

Loans Held for Sale

The Company held for sale the guaranteed portion of certain loans guaranteed by the Small Business Administration or the U.S. Department of Agriculture (collectively referred to as “SBA loans”). These loans were carried at the lower of aggregate cost or market. Net unrealized losses, if any, were recorded as a valuation allowance and charged to earnings. The Company has not sold any SBA loans since the third quarter of 2007.

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

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of deferred loan origination fees and costs and an allowance for loan losses.  The majority of the Company’s loans have variable interest rates. Interest on loans is accrued on the unpaid principal balance and is credited to income using the effective yield interest method.

Generally, if a loan is classified as non-accrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued. Loans are classified as non-accrual when the payment of principal or interest is 90 days past due, unless the loan is well secured and in the process of collection. Any interest or principal payments received on nonaccrual loans are applied toward reduction of principal. Nonaccrual loans generally are not returned to performing status until the obligation is brought current, the loan has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectability of the contractual principal and interest is no longer in doubt.

Non-refundable loan fees and direct origination costs are deferred and recognized over the expected lives of the related loans using the effective yield interest method.

Allowance for Loan Losses

The Company maintains an allowance for loan losses to absorb probable losses incurred in the loan portfolio. The allowance is based on ongoing, quarterly assessments of probable estimated losses. Loans are charged against the allowance when management believes that the uncollectibility of a loan balance is confirmed. The allowance is increased by the provision for loan losses, which is charged against current period operating results, and decreased by loan charge-offs, net of recoveries. The Company’s methodology for assessing the adequacy of the allowance consists of several key elements, which include the formula allowance and specific allowances.

The formula allowance is calculated by applying loss factors to pools of outstanding loans. Loss factors are based on the Company’s historical loss experience, adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The adjustment factors for the formula allowance may include current economic and business conditions affecting the key lending areas of the Company, in particular the technology industry and the real estate market, credit quality trends, collateral values, loan volumes and concentrations, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after a participant’s employment or retirement.  The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement.  The Company adopted EITF 06-4 on January 1, 2008. The adoption of EITF 06-4 resulted in a cumulative effect adjustment to retained earnings of $3.2 million, net of deferred income taxes, at January 1, 2008. For the year ended December 31, 2008, the adoption of EITF 06-4 resulted in noninterest expense of $196,000.  Under the prior accounting method used by management, the Company recorded noninterest expense of $194,000 and $171,000 in 2007 and 2006, respectively.

Goodwill and Intangible Assets

Goodwill results from the acquisition of Diablo Valley Bank and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

Other intangible assets consist of core deposit and customer relationship intangible assets arising from the Diablo Valley Bank acquisition.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives. The core deposits and customer relationship intangible assets are being amortized over ten and seven years, respectively.

Retirement Plans

Pension expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized.  Employee 401(k) and profit sharing plan expense is the amount of matching contributions.  Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Other Postretirement Benefit Plan

The Company has purchased insurance on the lives of the directors and executive officers participating in the nonqualified defined benefit plan.  The purchased insurance is subject to split-dollar life insurance agreements with the insured participants, which continues after the participant’s employment and retirement.  The accrued benefit liability for the split-dollar insurance agreements represents the present value of the future death benefits payable to the participants’ beneficiaries.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over the lesser of the respective lease terms or estimated useful lives.  The Company owns one building which is being depreciated over 40 years. Furniture, equipment, and leasehold improvements are depreciated over estimated useful lives generally ranging from five to fifteen years. The Company evaluates the recoverability of long-lived assets on an on-going basis.

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

Earnings per Share

Basic earnings per share are computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options, unvested restricted stock, and common stock warrants, using the treasury stock method.   There were 815,865, 447,526 and 167,763 stock options for 2008, 2007, and 2006 that were considered to be antidilutive and excluded from the computation of diluted earnings per share.  For each of the years presented, net income available to shareholders is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings per share is as follows:

	Year ended December 31,
	2008	2007	2006
Weighted average common shares outstanding - used in computing basic earnings per share	11,962,012	12,398,270	11,725,671
Dilutive effect of stock options outstanding,using the treasury stock method	53,507	138,470	230,762
Shares used in computing diluted earnings per share	12,015,519	12,536,740	11,956,433

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

Comprehensive Income

Comprehensive income includes net income and other comprehensive income. The Company’s sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and the liabilities related to the Company’s supplemental retirement plan and the split-dollar life insurance post retirement benefit plan.  The items in other comprehensive income are presented net of deferred income tax effects. Reclassification adjustments result from gains or losses on securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains and losses.

The following is a summary of the components of other comprehensive income (loss):

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Net unrealized gains on available-for-sale of securities and I/O strips	$2,641	$1,766	$650
Less: Deferred income tax	(1,109)	(738)	(273)
Net unrealized gains on available-for-sale
securities and I/O strips, net of deferred income tax	1,532	1,028	377
Net pension and other post retirement plan liability adjustment	(1,615)	137	601
Less: Deferred income tax	680	(58)	(252)
Net pension and other post retirement plan liability adjustment, net of deferred income tax	(935)	79	349
Other comprehensive income	$597	$1,107	$726

Accumulated other comprehensive income consisted of the following items, net of deferred income tax, at year-end.

	2008	2007
	(Dollars in thousands)
Unrealized net gains on securities available-for-sale and I/O strips	$1,668	$136
Net pension and other post retirement plan liability adjustment	(1,959)	(1,024)
Accumulated other comprehensive loss	$(291)	$(888)

Segment Reporting

HBC is an independent community business bank with ten branch offices that offer similar products to customers. No customer accounts for more than 10 percent of revenue for HBC or the Company.  While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company wide basis. Management evaluates the Company’s performance as a whole and does not allocate resources based on the performance of different lending or transaction activities.  Accordingly, the Company and its subsidiary bank all operate as one business segment.

Reclassifications

Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform to the 2008 presentation.

Adoption of Other New Accounting Standards

In September 2006, FASB issued Statement 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted this accounting standard on January 1, 2008. On October 10, 2008 the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active, which illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active.   FSP 157-3 provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. FSP 157-3 became effective upon issuance. Except for additional disclosures in the notes to the financial statements, adoption of Statement 157 has not impacted the Company.

In February 2007, FASB issued Statement 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement provides companies with an option to report selected financial assets and liabilities at fair value.  The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet.  Statement 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in Statements 157, Fair Value Measurements, and 107, Disclosures about Fair Value of Financial Instruments.  This statement was effective for the Company as of January 1, 2008. The Company did not elect the fair value option for any financial instruments.

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

Newly Issued, but not yet Effective Accounting Standards

In December 2007, FASB issued Statement 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

(2) Securities

The amortized cost and estimated fair value of securities at year-end were as follows:

		Gross	Gross	Estimated
2008	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$19,370	$126	$-	$19,496
U.S. Government Sponsored Entities	8,457	239	-	8,696
Municipals - Tax Exempt	696	5	-	701
Mortgage-Backed Securities	68,180	1,241	(385)	69,036
Collateralized Mortgage Obligations	6,370	198	(22)	6,546
Total securities available-for-sale	$103,073	$1,809	$(407)	$104,475

		Gross	Gross	Estimated
2007	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Securities available-for-sale:	(Dollars in thousands)
U.S. Treasury	$4,942	$49	$-	$4,991
U.S. Government Sponsored Entities	35,578	256	(31)	35,803
Municipals - Tax Exempt	4,139	-	(25)	4,114
Mortgage-Backed Securities	83,811	322	(1,087)	83,046
Collateralized Mortgage Obligations	7,369	162	(83)	7,448
Total securities available-for-sale	$135,839	$789	$(1,226)	$135,402

Securities classified as U.S. Government Sponsored Entities as of December 31, 2008 were issued by the Federal National Mortgage Association (“Fannie Mae”), Federal Home Loan Mortgage Corporation (“Freddie Mac”), and the Federal Home Loan Bank. At December 31, 2008, all mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac, or the Government National Mortgage Association.

At year end 2008 and 2007, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders’ equity. The Company has not made or purchased so-called subprime loans or securities, nor does it own any Fannie Mae or Freddie Mac equity securities.

No securities were sold in 2008, 2007 or 2006.

Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
Mortgage-Backed Securities	$4,727	$(27)	$14,327	$(358)	$19,054	$(385)
Collateralized Mortgage Obligations	-	-	1,872	(22)	1,872	(22)
Total	$4,727	$(27)	$16,199	$(380)	$20,926	$(407)

	Less Than 12 Months		12 Months or More		Total
2007	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)
U.S. Government Agencies	1,251	(1)	2,969	(30)	4,220	(31)
Mortgage-Backed Securities	2,132	(7)	55,817	(1,080)	57,949	(1,087)
Municipals - Tax Exempt	-	-	4,117	(25)	4,117	(25)
Collateralized Mortgage Obligations	-	-	2,447	(83)	2,447	(83)
Total	$3,383	$(8)	$65,350	$(1,218)	$68,733	$(1,226)

At December 31, 2008, the Company held 65 securities, of which six had fair values below amortized cost. Four securities have been carried with an unrealized loss for over 12 months.  Unrealized losses were primarily due to higher interest rates.  No security sustained a downgrade in credit rating.  The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.  Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008.

At December 31, 2007, the Company held 78 securities, of which 37 had fair values below amortized cost. Thirty-one securities have been carried with an unrealized loss for over 12 months.  Unrealized losses were primarily due to higher interest rates.  No security sustained a downgrade in credit rating.  The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.  Because the Company has the ability and intent to hold these securities until a recovery of fair value, which may be maturity, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2007.

The amortized cost and estimated fair values of securities as of December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$28,544	$28,913
Due after one through five years	2,632	2,636
Due after five through ten years	29,414	30,197
Due after ten years	42,483	42,729
Total	$103,073	$104,475

Securities with amortized cost of $99,486,000 and $42,174,000 as of December 31, 2008 and 2007 were pledged to secure public and certain other deposits as required by law or contract.

(3) Loans and Loan Servicing

Loans at year-end were as follows:

	2008	2007
	(Dollars in thousands)
Loans held for investment
Commercial	$525,080	$411,251
Real estate - mortgage	405,530	361,211
Real estate - land and construction	256,567	215,597
Home equity	55,490	44,187
Consumer	4,310	3,044
Loans	1,246,977	1,035,290
Deferred loan origination costs and fees, net	1,654	1,175
Loans, net of deferred costs	1,248,631	1,036,465
Allowance for loan losses	(25,007)	(12,218)
Loans, net	$1,223,624	$1,024,247

Real estate mortgage loans are primarily secured by mortgages on commercial property.

Changes in the allowance for loan losses were as follows:

	Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$12,218	$9,279	$10,224

Loans charged-off	(2,806)	(104)	(831)
Recoveries	58	929	389
Net recoveries (charge-offs)	(2,748)	825	(442)
Provision for loan losses	15,537	(11)	(503)
Allowance acquired in bank acquisition	-	2,125	-
Balance, end of year	$25,007	$12,218	$9,279

Impaired loans were as follows:

	2008	2007
	(Dollars in thousands)
Year-end loans with no allocated allowance for loan losses	$10,745	$439
Year-end loans with allocated allowance for loan losses	50,805	6,620
Total	$61,550	$7,059

	2008	2007	2006
	(Dollars in thousands)
Amount of the allowance for loan losses allocated at year-end	$10,581	$1,478	$1,226
Average of impaired loans during the year	$34,295	$8,329	$13,551
Cash basis interest income recognized during impairment	$246	$103	$28
Interest income during impairment	$554	$1,031	$1,012

Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans.  Nonperforming loans were as follows at year-end:

	2008	2007
	(Dollars in thousands)
Loans past due over 90 days still on accrual	$460	$101
Nonaccrual loans	$39,981	$3,363

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

HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties:

2008
(Dollars in thousands)
Balance, beginning of year	$502
Advances on loans during the year	3,217
Repayment on loans during the year	(3,717)
Balance, end of year	$2

At December 31, 2008and 2007, the Company serviced SBA loans sold to the secondary market of approximately $150,172,000 and $177,161,000.

Activity for loan servicing rights follows:

	2008	2007
	(Dollars in thousands)
Beginning of year balance	$1,754	$2,154
Additions	-	575
Amortization	(741)	(975)
End of year balance	$1,103	$1,754

Loan servicing income is reported net of amortization. There was no valuation allowance as of December 31, 2008 and 2007, as the fair market value of the assets was greater than the carrying value. The estimated fair value of loan servicing rights was $2,093,000 and $2,333,000 at December 31, 2008 and 2007.

Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA and other guaranteed loans.  The weighted average servicing rate for all loans serviced was 1.56% and 1.60% at December 31, 2008 and 2007, respectively. In recording the initial value of the servicing rights and the fair value of the I/O strip receivable, the Company used estimates which are based on management’s expectations of future prepayment and discount rates. Management’s estimate of constant prepayment rate (“CPR”) was 18.7% for the year ended December 31, 2007.  The weighted average discount rate assumption was 9.7% for the year ended December 31, 2007.  These prepayment and discount rates were based on current market conditions and historical performance of the various loan pools.  If actual prepayments with respect to sold loans occur more quickly than projected, the carrying value of the servicing rights may have to be adjusted through a charge to earnings.  A corresponding decrease in the value of the I/O strip receivable would also be expected.

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

At December 31, 2008, key economic assumptions and the sensitivity of the current fair value of residual cash flows on the I/O strip to immediate 10 percent and 20 percent adverse changes in the prepayment spread assumption, as well as one percent and two percent changes to the discount rate assumption, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$2,248
Weighted average life (in years)	3.3
Prepayment speed assumption (annual rate)	22.6%
Impact on fair value of 10% adverse change in prepayment speed (CPR 24.9%)	$(138)
Impact on fair value of 20% adverse change in prepayment speed (CPR 27.1%)	$(261)
Residual cash flow discount rate assumption (annual)	14.0%
Impact on fair value of 1% adverse change in discount rate (15.0% discount rate)	$(57)
Impact on fair value of 2% adverse change in discount rate (16.0% discount rate)	$(111)

Activity for I/O strip receivables in 2008 and 2007 follows:

	2008	2007
	(Dollars in thousands)
Beginning of year balance	$2,332	$4,537
Additions	-	27
Amortization	(886)	(991)
Unrealized loss	802	(1,241)
End of year balance	$2,248	$2,332

(4) Premises and Equipment

Premises and equipment at year end were as follows:

	2008	2007
	(Dollars in thousands)
Building	$3,256	$3,243
Land	2,900	2,900
Furniture and equipment	6,299	6,031
Leasehold improvements	4,579	4,864
	17,034	17,038

Accumulated depreciation and amortization	(7,517)	(7,730)
Premises and equipment, net	$9,517	$9,308

Depreciation expense was $1,022,000, $776,000 and $662,000 in 2008, 2007, and 2006, respectively.

(5) Goodwill and Intangible Assets

Goodwill

The change in balance for goodwill during the year follows:

	2008	2007
	(Dollars in thousands)
Beginning of year balance	$43,181	$-
Acquired goodwill during the year	-	43,181
End of year balance	$43,181	$43,181

Acquired Intangible Assets

Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. Accumulated amortization of these intangible assets was $1,093,000 and $352,000 at December 31, 2008 and 2007, respectively.

Estimated amortization expense for each of the next five years:

(Dollars in thousands)
2009	$642
2010	575
2011	523
2012	492
2013	470

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

(Dollars in thousands)
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

(Dollars in thousands)
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

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed date and is not intended to be a projection of future results.

Unaudited
2007
(Dollars in thousands, except per share data)
Net interest income	$56,805
Net income	$15,193
Net income per common share - basic	$1.15
Net income per common share - diluted	$1.14

(7) Deposits

The following table presents the scheduled maturities of time deposits, including brokered deposits, for the next five years:

December 31, 2008
(Dollars in thousands)
2009	$325,598
2010	66,631
2011	17,890
2012	-
2013	13
Total	$413,132

Deposits from executive officers, directors, and their affiliates were $11,858,000 and $9,691,000 at December 31, 2008 and 2007, respectively.

(8) Borrowing Arrangements

FHLB Borrowings & Available Lines of Credit

The Company maintains a collateralized line of credit with the Federal Home Loan Bank (“the FHLB”) of San Francisco.  Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2008, the Company had $55 million of overnight borrowings from the FHLB, bearing interest at 0.05%.  As of December 31, 2007, the Company had $60 million of overnight borrowings from the FHLB, bearing interest at 4.05%.  The Company has $289 million of loans and no securities pledged to the FHLB as collateral on a line of credit of $122 million at December 31, 2008.

At December 31, 2008, the Company has Federal funds purchase arrangements and lines of credit available of $65 million.  There were no Federal funds purchased at December 31, 2008 and 2007.

The Company also had an unsecured $15 million line of credit with a correspondent bank, all of which was outstanding as of December 31, 2008. The line of credit had a variable rate of interest and was unsecured. The Company repaid all of the obligations under the line of credit on March 3, 2009, thus terminating the line of credit facility.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are secured by mortgage-backed securities carried at approximately $40 million and $13 million, respectively, at December 31, 2008 and 2007.

Securities sold under agreements to repurchase are financing arrangements that mature within two and a half years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Average balance during the year	$32,030	$14,504	$25,429
Average interest rate during the year	2.93%	2.67%	2.47%
Maximum month-end balance during the year	$35,000	$10,900	$21,800
Average rate at December 31,	2.95%	2.73%	2.56%

Notes Payable to Subsidiary Grantor Trusts

The following is a summary of the notes payable to the Company’s subsidiary grantor trusts at December 31:

	2008	2007
	(Dollars in thousands)
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
(7.00% at December 31, 2008), redeemable with a premium beginning
July 31, 2006 and with no premium beginning July 31, 2011 and
due July 31, 2031	5,155	5,155

Subordinated debentures due to Heritage Statutory Trust III with interest payable semi-annually based on 3-month Libor plus 3.40%
(4.86% at December 31, 2008), redeemable with no premium beginning
September 26, 2007 and due September 26, 2032	4,124	4,124

Total	$23,702	$23,702

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities issued by the subsidiary grantor trusts.

(9) Income Taxes

Income tax expense consisted of the following:

	December 31,
	2008	2007	2006
	(Dollars in thousands)
Currently payable tax:
Federal	$3,307	$6,013	$7,472
State	1,312	2,349	2,084
Total currently payable	4,619	8,362	9,556

Deferred tax (benefit)
Federal	(4,426)	(223)	(258)
State	(1,580)	(2)	(61)
Total deferred tax (benefit)	(6,006)	(225)	(319)
Income tax expense (benefit)	$(1,387)	$8,137	$9,237

The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2008	2007	2006
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	-46.3%	7.2%	5.6%
Low income housing credits	-283.1%	-4.9%	-3.9%
Non-taxable interest income	-20.3%	-0.2%	-0.2%
Increase in cash surrender value of life insurance	-153.4%	-2.3%	-1.9%
Stock based compensation	55.9%	1.1%	0.01%
Other	42.3%	0.7%	-0.5%
Effective tax rate	-369.9%	36.6%	34.1%

In 2008, other items in the table above consist primarily of various nondeductible expenses that are not significantly different in dollar amount from the prior year.

Net deferred tax assets at year-end consist of the following:

	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$10,455	$5,061
Deferred compensation	272	656
Net operating loss carryforward	172	163
Fixed Assets	516	780
Postretirement benefit obligations	8,725	4,835
Accrued expenses	936	717
State income taxes	453	715
Loans	211	373
Other	815	561
Total deferred tax assets	22,555	13,861

Deferred tax liabilities:
FHLB Stock	(304)	(253)
Loan fees	(1,219)	(456)
Securities available-for-sale and I/O strips	(1,204)	(95)
Intangible assets	(1,779)	(2,091)
Prepaid expenses	(277)	(332)
Other	(432)	(489)
Total deferred tax liabilities	(5,215)	(3,716)
Net deferred tax assets	$17,340	$10,145

The Company and its subsidiaries are subject to U.S. Federal income tax as well as income of the state of California.  The Company is no longer subject to examination by taxing authorities for years before 2005.

At year end 2008, the Company has a California net operating loss carryforward acquired from the Diablo Valley Bank acquisition of approximately $2,436,000 which will expire in 2019, if not utilized.

(10) Stock option plan

The Company has a stock option plan (the Plan) for directors, officers, and key employees. The Plan provides for the grant of incentive and non-qualified stock options. The Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant.  On May 22, 2008, the Company’s shareholders approved an amendment to the Heritage Commerce Corp 2004 Stock Option Plan by authorizing 900,000 additional shares available for option grants. As of December 31, 2008, there are 869,527 shares available for future grants under the Plan.

Option activity under the Plan is as follows:

			Weighted Average
		Weighted	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
Total Stock Options	of Shares	Exercise Price	Life (Years)	Value
Outstanding at January 1, 2008	1,010,662	$19.02
Granted	158,000	$15.23
Exercised	(53,332)	$9.54
Forfeited or expired	(70,593)	$19.59
Outstanding at December 31, 2008	1,044,737	$18.89	7.3	$189,000
Vested or expected to vest	1,022,948	$18.89	7.3	$182,000
Exercisable at December 31, 2008	621,286	$18.19	6.4	$187,000

Information related to the stock option plan during each year follows:

	2008	2007	2006
Intrinsic value of options exercised	$272,000	$1,105,000	$2,435,000
Cash received from option exercise	$509,000	$802,000	$1,812,000
Tax benefit realized from option exercises	$71,000	$406,000	$706,000
Weighted average fair value of options granted	$3.54	$6.10	$7.57

As of December 31, 2008, there was $2,666,000 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock option plan.  That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.  The total fair value of options vested during 2008 is approximately $1,381,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2008	2007	2006
Expected life in months (1)	72	72	84
Volatility (1)	25%	22%	21%
Weighted average risk-free interest rate (2)	3.22%	4.49%	4.85%
Expected dividends (3)	2.15%	1.18%	0.85%

(1)
The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding.  It is estimated based on historical experience.  Volatility is based on the historical volatility of the stock price over the same period of the expected life of the option.

(2)	Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the option granted.

(3)	Each grant’s dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company’s common stock as of the grant date.

The Company estimates the impact of forfeitures based on historical experience, and has concluded that forfeitures have no significant effect on stock option expense.  The Company issues new shares of common stock to satisfy stock option exercises.

The Company granted 51,000 restricted shares of its common stock to an executive officer pursuant to the terms of a restricted stock agreement, dated March 17, 2005.  The grant price was $18.15.  Under the terms of the agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided the executive officer is still with the Company, subject to accelerated vesting upon a change of control, termination without cause, termination by the executive officer for good reason (as defined by the executive employment agreement), death or disability.  The fair value of stock award at the grant date was $926,000, which is being amortized to expense over the six-year vesting period on the straight-line method.  Amortization expense was $155,000 in 2008 and $154,000 in 2007 and 2006. In 2008, 12,750 shares vested and 38,250 shares are nonvested at year-end.

(11) Leases

Operating Leases

The Company owns one of its offices and leases the others under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:
Year ending December 31,	(Dollars in thousands)
2009	$2,237
2010	2,383
2011	2,250
2012	2,320
2013	2,107
Thereafter	3,589
Total	$14,886

Rent expense under operating leases was $2,715,000, $2,644,000, and $2,375,000 respectively, in 2008, 2007, and 2006.

(12) Benefit Plans

401(K) Savings Plan

The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company has made a discretionary matching contribution of up to $1,500 for each employee’s contributions in 2008, 2007 and 2006.  Contribution expense was $332,000, $315,000, and $279,000 in 2008, 2007 and 2006, respectively.

Employee Stock Ownership Plan

The Company sponsors a non contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company. Employer contributions to the ESOP are discretionary. Contribution expense was $0, $247,000 and $400,000 in 2008, 2007, and 2006. At December 31, 2008, the ESOP owned 147,092 shares of the Company’s stock.

Deferred Compensation Plan

The Company has a nonqualified deferred compensation plan for its directors (“Deferral Agreements”).  Under the Deferral Agreements, a participating director may defer up to 100% of his or her board fees into a deferred account.  The director may elect a distribution schedule of up to ten years. Amounts deferred earn interest.  The Company’s deferred compensation obligation of $645,000 and $562,000 as of December 31, 2008 and 2007 is included in “Accrued interest payable and other liabilities.”

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

Defined Benefit Pension Plan

The Company has a supplemental retirement plan covering key executives and directors (“Plan”). The Plan is a nonqualified defined benefit plan and is unsecured and unfunded and there are no Plan assets.  The combined number of active and retired/terminated participants in the Plan was 53 at December 31, 2008. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement.  The accrued pension obligation was $13,301,000 and $11,499,000 as of December 31, 2008 and 2007, respectively, and is included in “Accrued interest payable and other liabilities”.  The Plan had accumulated other comprehensive loss before taxes of $2,874,000 and $1,765,000, respectively, as of December 31, 2008 and 2007.  The measurement date of the Plan is December 31.

The following table sets forth the Plan’s status at December 31:
	2008	2007
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$11,499	$10,478
Service cost	811	734
Interest cost	727	619
Actuarial (gain)/loss	1,203	(30)
Benefits paid	(939)	(302)
Projected benefit obligation at end of year	$13,301	$11,499

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$2,739	$1,594
Prior service cost	135	171
Accumulated other comprehensive loss	$2,874	$1,765

Since the Plan has no assets, the entire projected benefit obligation is unfunded.

Weighted-average assumptions used to determine the benefit obligation as of December 31:
	2008	2007
Discount rate	5.85%	6.45%
Rate of compensation increase	N/A	N/A

Weighted-average assumptions used to determine the benefit obligation at year-end:

Discount rate	5.85%	6.45%
Rate of compensation increase	N/A	N/A

Benefits, which reflect anticipated future events, service and others, are expected to be paid over the following years:

Estimated
Year	Benefit Payments
(Dollars in thousands)
2009	$520
2010	658
2011	743
2012	814
2013	863
2014 to 2018	6,321

The components of pension cost for the nonqualified supplemental retirement defined benefit plan were as follows:

	2008	2007
Components of net periodic benefits cost	(Dollars in thousands)
Service cost	$811	$734
Interest cost	727	619
Amortization of prior service cost	36	36
Amortization of net actuarial loss	58	70

The net periodic benefit cost was determined using the following assumptions:

	2008	2007
Discount rate	6.45%	5.98%
Rate of compensation increase	N/A	N/A

Other Postretirement Benefit Plan

The Company has purchased insurance on the lives of the directors and executive officers participating in the nonqualified defined benefit plan.  The purchased insurance is subject to split-dollar life insurance agreements with the insured participants, which continues after the participant’s employment and retirement.  The accrued benefit liability for the split-dollar insurance agreements represents the present value of the future death benefits payable to the participants’ beneficiaries.

The adoption of EITF 06-4 on January 1, 2008 resulted in a cumulative effect adjustment to retained earnings of $3.2 million, net of deferred income taxes. The split-dollar life insurance benefit liability was $7,447,000 as of December 31, 2008, and is included in “Accrued interest payable and other liabilities.” The Plan had accumulated other comprehensive loss before taxes of $506,000, as of December 31, 2008.  The measurement date of the Plan is December 31.

2008
(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$6,901
Service cost	-
Interest cost	196
Actuarial loss	506
Benefits paid	(156)
Projected benefit obligation at end of year	$7,447

Amounts recognized in accumulated other comprehensive income at December 31, 2008 consist of:

2008
(Dollars in thousands)
Net actuarial loss	$506

Components of net periodic benefit cost:

2008
(Dollars in thousands)
Service cost	$-
Interest cost	196
Net periodic benefit cost	$196

Weighted-average assumptions used to determine the benefit obligation at year-end:

2008
Discount rate	6.05%

Weighted-average assumption used to determine the net periodic benefit cost:

2008
Discount rate	6.45%

 (13) Fair Value

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

Assets and Liabilities Measured on a Recurring Basis
		Fair Value Measurements at December 31, 2008 Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
	December 31, 2008	Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available-for-sale securities	$104,475	$19,496	$84,979	$-
I/O strip receivables	$2,248	$-	$2,248	$-

Assets and Liabilities Measured on a Non-Recurring Basis
Fair Value Measurements at December 31, 2008 Using
Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
	December 31, 2008	Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Impaired loans	$46,755	$-	$46,755	$-

Impaired loans measured for impairment using the fair value of the collateral were $46.8 million, with an allowance for loan losses of $6.5 million, resulting in an additional provision for loan losses of $5.7 million for the year ended December 31, 2008.

The carrying amounts and estimated fair values of the Company’s financial instruments, at year-end were as follows:

	2008		2007
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$30,096	$30,096	$49,093	$49,093
Securities available-for-sale	104,475	104,475	135,402	135,402
Loans, net	1,223,624	1,222,761	1,024,247	1,011,683
FHLB and FRB stock	7,816	N/A	7,002	N/A
Accrued interest receivable	4,116	4,116	5,131	5,131

Liabilities
Time deposits	$413,132	$417,163	$213,401	$214,151
Other deposits	740,918	740,918	850,825	850,825
Securities sold under agreement to repurchase	35,000	35,788	10,900	10,881
Note payable	15,000	15,000	-	-
Other short-term borrowings	55,000	55,000	60,000	60,000
Notes payable to subsidiary grantor trusts	23,702	18,600	23,702	24,010
Accrued interest payable	1,510	1,510	1,844	1,844

The following methods and assumptions were used to estimate the fair value in the table, above:

Cash and Cash Equivalents and Accrued Interest Receivable and Payable

The carrying amount approximates fair value because of the short maturities of these instruments.

Securities Available-for-Sale

Fair values of securities available-for sale are based on Level 1 or Level 2 inputs, as described above.

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

FHLB and FRB Stock

It was not practical to determine the fair value of FHLB and FRB stock due to the restrictions placed on transferability.

Deposits

The fair value of deposits with no stated maturity, such as demand deposits, savings, and money market accounts, approximates the amount payable on demand. The carrying amount approximates the fair value of time deposits with a remaining maturity of less than 90 days. The fair value of all other time deposits is calculated based on discounting the future cash flows using rates currently offered for time deposits with similar remaining maturities.

Notes Payable to Subsidiary Grantor Trusts and Securities Sold Under Agreement to Repurchase

The fair values of notes payable to subsidiary grantor trusts and securities sold under agreement to repurchase were determined based on the current market value for like kind instruments of a similar maturity and structure.

Other Short-term Borrowings and Note Payable

The carrying amount approximates the fair value of short-term borrowings and the note payable that reprice frequently and fully.

Off-Balance-Sheet Items

The fair value of off-balance-sheet items, such as commitments to extend credit, is not considered material and therefore is not included in the table above.

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

Commitments to extend credit as of December 31, 2008 and 2007 were as follows:

	2008	2007
	(Dollars in thousands)
Unused lines of credits and commitments to make loans	$414,312	$444,172
Standby letters of credit	22,260	21,143
	$436,572	$465,315

Generally, commitments to make loans as of December 31, 2008 are at variable rates, typically based on the prime rate (with a margin). Commitments generally expire within one year.

Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

The Company is required to maintain noninterest bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2008, the Company maintained reserves of $5,898,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

Claims

The Company is involved in certain legal actions arising from normal business activities.  Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

(15) Preferred Stock

On November 21, 2008, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company issued and sold (i) 40,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 462,963 shares of the Company’s common stock for an aggregate purchase price of $40 million in cash.

The Series A Preferred Stock qualifies as Tier 1 capital and has a cumulative dividend rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by the Company after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Company only with proceeds from the sale of qualifying equity securities of the Company (a “Qualified Equity Offering”).

The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to antidilution adjustments, equal to $12.96 per share of the common stock. The Warrant was valued by the Company at $1,979,000. The estimated fair value of the Warrant was recorded as a discount on the preferred stock, with an offsetting credit to paid-in capital. The discount on the preferred stock is being accreted on the effective yield method over five years as a charge to retained earnings, thus reducing net income available to common shareholders.

If the Company receives aggregate gross cash proceeds of not less than $40,000,000 from Qualified Equity Offerings on or prior to December 31, 2009, the number of shares of common stock issuable pursuant to Treasury’s exercise of the Warrant will be reduced by one half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant.

Prior to November 21, 2011, unless the Company has redeemed the Series A Preferred Stock or Treasury has transferred the Series A Preferred Stock to a third party, the consent of Treasury will be required for the Company to: (i) declare or pay any dividend or make any distribution on the common stock (other than regular quarterly cash dividends of not more than the amount of the last quarterly cash dividend of $.08 per share declared on the common stock prior to October 14, 2008 , as adjusted for any stock split, stock dividend, reverse stock split, reclassification or similar transaction) or (ii) redeem, purchase or acquire any shares of common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement. In addition, the Company's ability to declare or pay dividends or repurchase common stock or other equity or capital securities will be subject to restrictions in the event that the Company fails to declare or pay (or set aside for payment) full dividends on the Series A Preferred Stock.

In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”) as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which covers, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

 (16) Capital Requirements

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

Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Management believes that, as of December 31, 2008 and 2007, the Company and HBC meet all capital adequacy guidelines to which they are subject.

The most recent notification from the FDIC as of December 31, 2008 categorized HBC as “well capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Company’s actual and required consolidated capital amounts and ratios are presented in the following table:

			Required For
	Actual		Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2008
Total Capital	$177,135	13.1%	$108,092	8.0%
(to risk-weighted assets)
Tier 1 Capital	$160,146	11.9%	$54,012	4.0%
(to risk-weighted assets)
Tier 1 Capital	$160,146	11.0%	$58,024	4.0%
(to average assets)

As of December 31, 2007
Total Capital	$153,687	12.5%	$98,203	8.0%
(to risk-weighted assets)
Tier 1 Capital	$141,226	11.5%	$49,122	4.0%
(to risk-weighted assets)
Tier 1 Capital	$141,226	11.1%	$51,123	4.0%
(to average assets)

HBC’s actual capital and required amounts and ratios are presented in the following table:
			Required For Capital Adequacy		To Be Well-Capitalized Under Prompt
	Actual		Purposes		Corrective Action Provisions
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total Capital	$166,466	12.3%	$107,920	8.0%	$134,900	10.0%
(to risk-weighted assets)
Tier 1 Capital	$149,493	11.1%	$53,969	4.0%	$80,953	6.0%
(to risk-weighted assets)
Tier 1 Capital	$149,493	10.3%	$57,943	4.0%	$72,429	5.0%
(to average assets)

As of December 31, 2007
Total Capital	$144,154	11.8%	$98,064	8.0%	$122,580	10.0%
(to risk-weighted assets)
Tier 1 Capital	$131,693	10.7%	$49,048	4.0%	$73,572	6.0%
(to risk-weighted assets)
Tier 1 Capital	$131,693	10.4%	$50,798	4.0%	$63,497	5.0%
(to average assets)

Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefore. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank’s retained earnings, or (ii) the bank’s net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank’s retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders’ equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At December 31, 2008, the amount available for such dividends without prior regulatory approval was approximately $5,383,000 for HBC. Similar restrictions apply to the amounts and sum of loan advances and other transfers of funds from HBC to the parent Company.

(17) Parent Company only Condensed Financial Information

The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets
	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Cash and cash equivalents	$25,809	$9,391
Investment in subsidiary bank	196,614	178,290
Investment in subsidiary trusts	702	702
Other assets	633	723
Total assets	$223,758	$189,106

Liabilities and Shareholders' Equity
Notes payable to subsidiary trusts	$23,702	$23,702
Note payable	15,000	-
Other liabilities	789	580
Shareholders' equity	184,267	164,824
Total liabilities and shareholders' equity	$223,758	$189,106

Condensed Statements of Income
	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Interest income	$50	$24	$27
Dividend from subsidiary bank	-	25,699	10,000
Interest expense	(2,440)	(2,331)	(2,310)
Other expenses	(2,109)	(2,156)	(1,431)
Income (loss) before equity in undistributed net income of subsidiary bank	(4,499)	21,236	6,286
Equity in undistributed net income of subsidiary bank	4,456	(8,739)	9,666
Income tax benefit	1,805	1,599	1,318
Net income	$1,762	$14,096	$17,270
Dividends and discount accretion on preferred stock	(255)	-	-
Net income available to common shareholders	$1,507	$14,096	$17,270

Condensed Statements of Cash Flows
	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$1,762	$14,096	$17,270
Adjustments to reconcile net income to net cash provided by (used in) operations:
Amortization of restricted stock award	155	154	154
Equity in undistributed net income of subsidiary bank	(4,456)	8,739	(9,666)
Net change in other assets and liabilities	76	399	3
Net cash provided by (used in) operating activities	(2,463)	23,388	7,761

Cash flows from investing activities:
Equity investment in subsidiary bank	(15,000)	-	-
			.
Cash flows from financing activities:
Net change in note payable	15,000	-	-
Exercise of stock options	509	802	1,812
Common stock repurchased	(17,655)	(13,653)	(7,888)
Dividends paid	(3,819)	(3,250)	(2,357)
Issuance of preferred stock, net of issuance costs of $154	39,846	-	-
Net cash provided by (used in) financing activities	33,881	(16,101)	(8,433)
Net increase (decrease) in cash and cash equivalents	16,418	7,287	(672)
Cash and cash equivalents, beginning of year	9,391	2,104	2,776
Cash and cash equivalents, end of year	$25,809	$9,391	$2,104

(18) Quarterly Financial Data (Unaudited)

The following table discloses the Company’s selected unaudited quarterly financial data:

	For the Quarters Ended
	12/31/08	09/30/08	06/30/08	03/31/08
	(Dollars in thousands, except per share amounts)
Interest income	$18,166	$19,197	$18,699	$19,895
Interest expense	5,771	6,151	5,731	6,791
Net interest income	12,395	13,046	12,968	13,104
Provision for loan losses (1)	4,500	1,587	7,800	1,650
Net interest income after provision for loan losses	7,895	11,459	5,168	11,454
Noninterest income	1,797	1,688	1,792	1,514
Noninterest expense	10,417	10,397	10,998	10,580
Income before income taxes	(725)	2,750	(4,038)	2,388
Income tax expense (benefit)	(1,425)	309	(955)	684
Net income	700	2,441	(3,083)	1,704
Dividends and discount accretion on preferred stock	(255)	-	-	-
Net income available to common shareholders	$445	$2,441	$(3,083)	$1,704

Earnings per common share
Basic	$0.04	$0.21	$(0.26)	$0.14
Diluted	$0.04	$0.21	$(0.26)	$0.14

(1) The provision in the second quarter of 2008 includes $5.1 million of estimated losses to one borrower and his related entities.

	For the Quarters Ended
	12/31/2007 (1)	9/30/2007 (1)	06/30/07	03/31/07
	(Dollars in thousands, except per share amounts)
Interest income	$21,056	$22,105	$18,317	$17,234
Interest expense	7,261	8,324	5,924	5,503
Net interest income	13,795	13,781	12,393	11,731
Provision for loan losses	725	(500)	-	(236)
Net interest income after provision for loan losses	13,070	14,281	12,393	11,967
Noninterest income (2)	1,636	1,639	2,262	2,515
Noninterest expense	10,212	10,518	8,500	8,300
Income before income taxes	4,494	5,402	6,155	6,182
Income tax expense	1,686	2,162	2,140	2,149
Net income	$2,808	$3,240	$4,015	$4,033

Earnings per common share
Basic	$0.22	$0.24	$0.34	$0.35
Diluted	$0.21	$0.24	$0.33	$0.34

(1) The Company completed its acquisition of Diablo Valley Bank on June 20, 2007. The  acquisition significantly increased the Company’s revenues and expenses.

(2) Noninterest income decreased in the third and fourth quarters due to a strategic decision to cease loan sales in favor of retaining SBA loans.

EXHIBIT INDEX

		Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K Filed	10-Q Filed	10-K Filed	Exhibit No.
2.1	Agreement and Plan of Merger, dated February 8, 2007, by and between Heritage Commerce Corp, Heritage Bank of Commerce and Diablo Valley Bank					3/16/07	2.1
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended	X
3.2	Heritage Commerce Corp Bylaws, as amended	X
4.1	Indenture, dated as of March 23, 2000, between Heritage Commerce Corp, as Issuer, and the Bank of New York, as Trustee					4/6/01	4.1
4.2	Amended and restated Declaration of Trust, Heritage Capital Trust I, dated as of March 23, 2000					4/6/01	4.2
4.3	Indenture, dated as of September 7, 2000, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee					4/6/01	4.3
4.4	Amended and restated Declaration of Trust, by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and Heritage Commerce Corp, as Sponsor					4/6/01	4.4
4.5	Indenture, dated as of July 31, 2001, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee					3/29/02	4.6
4.6

Amended and restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, and Heritage Commerce Corp, as Sponsor, as of July 31, 2001

						3/29/02	4.7
4.7	Indenture, dated as of September 26, 2002, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee					3/29/03	4.8
4.8

Amended and restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and Heritage Commerce Corp, as Sponsor, dated as of September 26, 2002

						3/29/03	4.9
4.9	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A.		77	11/26/08			3.1

4.10	Warrant To Purchase Common Stock dated November 21, 2008			11/26/08			4.2
10.1	Real Property Leases for Registrant's Principal Office			3/5/98			10.1
10.2	Third Amendment to Lease for Registrant's Principal Office			8/17/05			10.1
10.3	Fourth Amendment to Lease for Registrant's Principal Office			8/17/05			10.2
10.4	Fourth Amendment to Sublease for Registrant's Principal Office			6/22/05			99.1
10.5	Heritage Commerce Corp Management Incentive Plan*			5/3/05			99.1
10.6	1994 Stock Option Plan and Form of Agreement*		7/17/98				4.2
10.7	2004 Stock Option Plan and Form of Agreement*	X
10.8	Modification to Employment agreement of James Mayer dated December 11, 2008*			12/17/08			10.1
10.9	Amendment No. 2 to 2004 Stock Option Plan*		7/30/08				99.4
10.10	Restricetd stock agreement with Walter Kaczmarek dated March 17, 2005*			3/22/05			10.2
10.11	2004 stock option agreement with Walter Kaczmarek dated March 17, 2005*			3/22/05			10.3
10.12	Non-qualified Deferred Compensaton Plan*					3/31/05	10.11
10.13	Amended and Restated Employment agreement with Walter Kaczmarek dated October 17, 2007 *			10/22/07			10.1
10.14	Amended and Restated Employment agreement with Lawrence McGovern dated October 17, 2007 *			10/22/07			10.2
10.15	Amended and Restated Employment agreement with Raymond Parker, dated October 17, 2007 *			10/22/07			10.3
10.16	Amended and Restated Employment agreement with Richard Hagarty, dated October 17, 2007 *			10/22/07			10.4
10.17	Employment agreement with Michael R. Ong, dated August 12, 2008 *		78	8/13/08			10.1

10.18	Employment agreement with Janet Walworth, dated December 15, 2008 *			12/22/08			10.1
10.19	Severance Agreement with Richard Hagarty, dated September 5, 2008*			9/10/08			99.1
10.20	Consulting Agreement dated of February 8, 2007 between Heritage Bank of Commerce and John Hounslow*			6/22/07			10.1
10.21	Non-Compete, Non-Solicitation and Confidentiality Agreement dated as of February 8, 2007 by and among Heritage Commerce Corp and Heritage Bank of Commerce and John J. Hounslow			6/22/07			10.2
10.22	Letter Agreement between John J. Hounslow and Heritage Commerce Corp dated June 20, 2007*			6/22/07			10.3
10.23	Employment agreement dated as of February 8, 2007 between James Mayer and Heritage Bank of Commerce*			6/22/07			10.4
10.24	Non-Compete, Non-Solicitation and Confidentiality Agreement dated as of February 8, 2007 by and among James Mayer, Heritage Commerce Corp and Heritage Bank of Commerce			6/22/07			10.5
10.25	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan*			9/30/08			99.1
10.26	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers*					3/17/08	10.20
10.27	Form of Endorsement Method Split Dollar Plan Agreement for Directors*					3/17/08	10.21
10.28	Amendment No.1 to Employment dated December 29, 2008 between the Company and Walter T. Kaczmarek*			1/2/09			10.1
10.29	Amendment No.1 to Employment dated December 29, 2008 between the Company and Lawrence D. McGovern*			1/2/09			10.2
10.30	Amendment No.1 to Employment dated December 29, 2008 between the Company and Raymond Parker*			1/2/09			10.3
10.31	Amendment No.1 to Employment dated December 29, 2008 between the Company and Michael Ong*			1/2/09			10.4
10.32	Amendment No.1 to Employment dated December 29, 2008 between the Company and James Mayer*			1/2/09			10.5
10.33	First Amended and Restated Deferred Agreement dated December 29, 2008 between Jack Peckham and the Company*		79	1/2/09			10.6
10.34	First Amended and Restated Deferred Agreement dated December 29, 2008 between James Blair and the Company*			1/2/09			10.7
10.35	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Jack Conner and the Company*			1/2/09			10.8
10.36	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Frank Bisceglia and the Company*			1/2/09			10.9
10.37	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between James Blair and the Company*			1/2/09			10.10
10.38	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Robert Moles and the Company*			1/2/09			10.11
10.39	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Louis Normandin and the Company*			1/2/09			10.12
10.40	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Jack Peckham and the Company*			1/2/09			10.13
10.41	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Humphery Polanen and the Company*			1/2/09			10.14
10.42	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Charles Toeniskoetter and the Company*			1/2/09			10.15
10.43	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Ranson Webster and the Company*			1/2/09			10.16
10.44	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between William Del Biaggio, Jr. and the Company*			1/2/09			10.17
10.45	Letter Agreement dated November 21, 2008 between the Company and United States Treasury for Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant for Common Stock			11/26/08			10.1
21.1	Subsidiaries of the registrant					3/16/07	21.1
23.1	Consent of Crowe Horwath LLP	X	80

31.1	Certification of Registrant’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Registrant’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	X
* Management contract or compensatory plan or arrangement.