Form 10-Q
period 2009-03-31
HERITAGE COMMERCE CORP
filed 2009-05-11
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
         (MARK ONE)
   ☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

   ☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ___________ to _____________

Commission file number 000-23877

Heritage Commerce Corp
(Exact name of Registrant as Specified in its Charter)

California	77-0469558
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

150 Almaden Boulevard, San Jose, California	95113
(Address of Principal Executive Offices)	(Zip Code)

(408) 947-6900
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [   ] NO [   ]

    Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
(Check one): Large accelerated filer [  ]      Accelerated filer [X]  Non-accelerated filer  [  ]      Smaller reporting company [  ]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

    The Registrant had 11,820,509 shares of Common Stock outstanding on April 17, 2009.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I -- FINANCIAL INFORMATION
ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp
Consolidated Balance Sheets (Unaudited)
	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash and due from banks	$30,720	$29,996
Federal funds sold	100	100
Total cash and cash equivalents	30,820	30,096
Securities available-for-sale, at fair value	97,340	104,475
Loans, net of deferred costs	1,210,571	1,248,631
Allowance for loan losses	(23,900)	(25,007)
Loans, net	1,186,671	1,223,624

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,276	7,816
Company owned life insurance	41,061	40,649
Premises and equipment, net	9,383	9,517
Goodwill	43,181	43,181
Intangible assets	4,071	4,231
Accrued interest receivable and other assets	39,940	35,638
Total assets	$1,460,743	$1,499,227

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$254,823	$261,337
Demand, interest bearing	133,183	134,814
Savings and money market	358,848	344,767
Time deposits, under $100	46,078	45,615
Time deposits, $100 and over	177,308	171,269
Brokered time deposits	195,763	196,248
Total deposits	1,166,003	1,154,050
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	30,000	35,000
Note payable	-	15,000
Other short-term borrowings	32,000	55,000
Accrued interest payable and other liabilities	28,757	32,208
Total liabilities	1,280,462	1,314,960

Shareholders' equity:
Preferred stock, $1,000 par value; 10,000,000 shares authorized; 40,000 shares outstanding	39,846	39,846
(liquidation preference of $1,000 per share plus accrued dividends)
Discount on preferred stock	(1,861)	(1,946)
Common stock, no par value; 30,000,000 shares authorized;
11,820,509 shares outstanding	79,152	78,854
Retained earnings	63,028	67,804
Accumulated other comprehensive income (loss)	116	(291)
Total shareholders' equity	180,281	184,267
Total liabilities and shareholders' equity	$1,460,743	$1,499,227

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Income Statements (Unaudited)
	Three Months Ended
	March 31,
	2009	2008
Interest income:	(Dollars in thousands, except per share data)
Loans, including fees	$15,030	$18,355
Securities, taxable	994	1,477
Securities, non-taxable	5	24
Interest bearing deposits in other financial institutions	4	7
Federal funds sold	-	32
Total interest income	16,033	19,895

Interest expense:
Deposits	4,030	5,717
Notes payable to subsidiary grantor trusts	500	557
Repurchase agreements	243	156
Note payable	82	9
Other short-term borrowings	26	352
Total interest expense	4,881	6,791
Net interest income before provision for loan losses	11,152	13,104
Provision for loan losses	10,420	1,650
Net interest income after provision for loan losses	732	11,454

Noninterest income:
Service charges and fees on deposit accounts	571	415
Servicing income	420	479
Increase in cash surrender value of life insurance	412	398
Other	220	222
Total noninterest income	1,623	1,514

Noninterest expense:
Salaries and employee benefits	6,458	6,059
Professional fees	913	665
Occupancy	771	902
Regulatory assessments	739	192
Data processing	229	245
Low income housing investment losses	214	210
Software subscription	196	209
Amortization of intangible assets	160	212
Director fees	153	133
Furniture and equipment	145	217
Client services	145	224
Advertising and promotion	118	180
Other	1,121	1,132
Total noninterest expense	11,362	10,580
Income (loss) before income taxes	(9,007)	2,388
Income tax expense (benefit)	(5,052)	684
Net income (loss)	(3,955)	1,704
Dividends and discount accretion on preferred stock	(585)	-
Net income (loss) available to common shareholders	$(4,540)	$1,704

Earnings (loss) per common share:
Basic	$(0.38)	$0.14
Diluted	$(0.38)	$0.14

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Shareholders' Equity (Unaudited)
Three Months Ended March 31, 2009 and 2008
						Accumulated
						Other	Total
	Preferred Stock		Common Stock		Retained	Comprehensive	Shareholders'	Comprehensive
	Amount	Discount	Shares	Amount	Earnings	Income (Loss)	Equity	Income (Loss)
	(Dollars in thousands, except share data)
Balance, January 1, 2008	$-	$-	12,774,926	$92,414	$73,298	$(888)	$164,824
Cumulative effect adjustment upon adoption of EITF 06-4,
net of deferred income taxes	-	-	-	-	(3,182)	-	(3,182)
Net income			-	-	1,704	-	1,704	$1,704
Net change in unrealized gain on securties
available-for-sale and interest-only-strips, net of
reclassification adjustment and deferred income taxes	-	-	-	-	-	729	729	729
Net increase in pension and other post retirement
obligations, net of deferred income taxes	-	-	-	-	-	14	14	14
Total comprehensive income								$2,447
Amortization of restricted stock award	-	-	-	38	-	-	38
Cash dividend declared on commom stock, $0.08 per share	-	-	-	-	(1,023)	-	(1,023)
Commom stock repurchased	-	-	(613,362)	(10,765)	-	-	(10,765)
Stock option expense	-	-	-	342	-	-	342
Stock options exercised, including related tax benefits	-	-	8,782	91	-	-	91
Balance, March 31, 2008	$-	$-	12,170,346	$82,120	$70,797	$(145)	$152,772

Balance, January 1, 2009	$39,846	$(1,946)	11,820,509	$78,854	$67,804	$(291)	$184,267
Net loss	-	-	-	-	(3,955)	-	(3,955)	$(3,955)
Net change in unrealized gain on securties
available-for-sale and interest-only-strips, net of
reclassification adjustment and deferred income tax	-	-	-	-	-	374	374	374
Net increase in pension and other post retirement
obligations, net of deferred income taxes	-	-	-	-	-	33	33	33
Total comprehensive loss								$(3,548)
Amortization of restricted stock award	-	-	-	38	-	-	38
Cash dividends accrued on preferred stock	-	-	-	-	(500)	-	(500)
Accretion of discount on preferred stock	-	85	-	-	(85)	-	-
Cash dividend declared on commom stock, $0.02 per share	-	-	-	-	(236)	-	(236)
Stock option expense	-	-	-	332	-	-	332
Income tax effect of restricted stock award vesting	-	-	-	(72)	-	-	(72)
Balance, March 31, 2009	$39,846	$(1,861)	11,820,509	$79,152	$63,028	$116	$180,281

See notes to consolidated financial statements

Heritage Commerce Corp
Consolidated Statements of Cash Flows (Unaudited)
	ThreeMonths Ended
	March 31,
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,955)	$1,704
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	199	231
Provision for loan losses	10,420	1,650
Stock option expense	332	342
Amortization of other intangible assets	160	212
Amortization of restricted stock award	38	38
Amortization (accretion) of discounts and premiums on securities	(40)	67
Gain on sale of foreclosed assets	(35)	-
Increase in cash surrender value of life insurance	(412)	(398)
Effect of changes in:
Accrued interest receivable and other assets	(4,345)	4,027
Accrued interest payable and other liabilities	(3,428)	(3,633)
Net cash (used in) provided by operating activities	(1,066)	4,240

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	26,056	(95,774)
Purchases of securities available-for-sale	-	(7,141)
Maturities/Paydowns/Calls of securities available-for-sale	7,711	12,872
Purchase of company-owned life insurance	-	(361)
Purchase of premises and equipment	(65)	(116)
Redemption (Purchase) of restricted stock and other investments	(460)	(138)
Proceeds from sale of foreclosed assets	370	-
Net cash (used in) provided by investing activities	33,612	(90,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	11,953	107,478
Exercise of stock options	-	91
Income tax effect of restricted stock award vesting	(72)	-
Common stock repurchased	-	(10,765)
Payment of cash dividends - common stock	(236)	(1,023)
Payment of cash dividends - preferred stock	(467)	-
Net change in other short-term borrowings	(23,000)	(50,000)
Net change in note payable	(15,000)	(5,000)
Net change in securities sold under agreement to repurchase	(5,000)	25,000
Net cash (used in) provided by financing activities	(31,822)	65,781
Net increase (decrease) in cash and cash equivalents	724	(20,637)
Cash and cash equivalents, beginning of period	30,096	49,093
Cash and cash equivalents, end of period	$30,820	$28,456

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,196	$7,057
Income taxes	$450	$-
Supplemental schedule of non-cash investing and financing activities:
Loans transferred to foreclosed assets	$477	$-

See notes to consolidated financial statements

HERITAGE COMMERCE CORP
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)

1)	Basis of Presentation

The unaudited consolidated financial statements of Heritage Commerce Corp (the “Company”) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements are not included herein.  The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company’s Form 10-K for the year ended December 31, 2008.  The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. On June 20, 2007, the Company completed its acquisition of Diablo Valley Bank (“DVB”). DVB was merged into HBC on the acquisition date.

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

The results for the three months ended March 31, 2009 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2009.

Adoption of New Accounting Standards

In February 2008, the FASB issued Staff Position (“FSP”) 157-2, “Effective Date of FASB Statement No. 157.”  This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company adopted this accounting standard on January 1, 2009. On October 10, 2008 the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active.   FSP 157-3 provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. FSP 157-3 became effective upon issuance. Adoption of these FSPs has not impacted the Company.

In December 2007, FASB issued Statement 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  Adoption of this standard will affect the Company’s pending acquisition of two branch offices of Wachovia Bank, N.A., a subsidiary of Wells Fargo and Company, in that transaction costs such as legal and other professional fees will be charged to expenses as incurred, rather than included in the cost of the business acquired.

In December 2007, FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial statements.

In March 2008, FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. (FSP EITF 03-6-1). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were adjusted retrospectively to conform with the provisions of this FSP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption of FSP EITF 03-6-1 in 2009, the Company began including non vested restricted stock award shares in the computation of basic EPS. Previously, non vested restricted stock awards were excluded from the basic EPS computation and included in the diluted EPS computation. The 2008 EPS data presented were adjusted retrospectively to conform with the provisions of this FSP, although this change in computation did not involve a sufficient number of shares to basic and diluted EPS from the first quarter of 2008.

Newly Issued, but not yet Effective Accounting Standards

In April 2009 the FASB issued FSP 115-2 & 124-2 Recognition and Presentation of Other Than Temporary Impairments. The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an other than temporary impairment (OTTI) in the event that the issuer intends to sell the impaired security or in the event that it is more likely than not that the issuer will sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect  adoption to have a material impact on the Company’s financial statements.

In April 2009 the FASB issued FSP 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed orderly that little, if any, weight should be assigned to this indication of an asset’s or liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed orderly then the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed orderly, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company does not expect  adoption to have a material impact on the Company’s financial statements.

In April 2009 the FASB issued FSP 107-1 & APB 28-1 Interim Disclosures about Fair Value of Financial Instruments. The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009.

2)	Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding.  Diluted earnings (loss) per share reflects potential dilution from outstanding stock options and common stock warrants, using the treasury stock method.  Due to the Company’s net loss in 2009, all stock options and warrants were excluded from the computation of diluted earnings (loss) per share. There were 762,341 stock options for three months ended March 31, 2008, considered to be antidilutive and excluded from the computation of diluted earnings (loss) per share. For each of the periods presented, net income (loss) is the same for basic and diluted earnings (loss) per share.  Reconciliation of weighted average shares used in computing basic and diluted earnings (loss) per share is as follows:

	Three Months Ended
	March 31,
	2009	2008
Weighted average common shares outstanding - used
in computing basic earnings (loss) per share	11,820,509	12,481,141
Dilutive effect of stock options and warrants outstanding,
using the treasury stock method	-	65,203
Shares used in computing diluted earnings (loss) per share	11,820,509	12,546,344

3)	Supplementatal Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors.  The Plan is a nonqualified defined benefit plan.  Benefits are unsecured as there are no Plan assets.  The following table presents the amount of periodic cost recognized for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$241	$203
Interest cost	191	182
Prior service cost	9	9
Amortization of loss	48	14
Net periodic cost	$489	$408

4	Fair Value

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

Assets and Liabilities Measured on a Recurring Basis
		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
March 31, 2009
Available for sale securities	$97,340	$15,491	$81,849	$-
I/O strip receivables	$2,283	$-	$2,283	$-
December 31, 2008
Available for sale securities	$104,475	$19,496	$84,979	$-
I/O strip receivables	$2,248	$-	$2,248	$-

Assets and Liabilities Measured on a Recurring Basis
		Fair Value Measurements Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Obeservable	Unobservable
		Identical Assets	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
March 31 ,2009
Impaired loans	$54,715	$-	$54,715	$-
December 31, 2008
Impaired loans	$40,224	$-	$40,224	$-

Impaired loans, which are measured primarily for impairment using the fair value of the collateral were $62.7 million, with an allowance for loan losses of $8.0 million at March 31, 2009, compared to loans of $46.7 million, with an allowance for loan losses of $6.5 million at December 31, 2008, resulting in a provision for loan losses of $1.5 million for the quarter ended March 31, 2009.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. The Company's actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors.  These factors include (1) difficult and adverse conditions in the global and domestic capital and credit markets, (2) continued volatility and further deterioration of the capital and credit markets, (3) significant changes in banking laws or regulations, including, without limitation, as a result of the Emergency Economic Stabilization Act, the American Reinvestment and Recovery Act, and possible amendments to the Troubled Asset Relief Program (TARP), including the Capital Purchase Program and related executive compensation requirements, (4) continued uncertainty about the impact of TARP and other recent federal programs on the financial markets including levels of volatility and credit availability, (5) a more adverse than expected decline or continued weakness in general business and economic conditions, either nationally, regionally or locally in areas where the Company conducts its business, which may affect, among other things, the level of nonperforming assets, charge-offs and provision expense, (6) changes in interest rates, reducing interest rate margins or increasing interest rate risks, (7) changes in  market liquidity which may reduce interest margins and impact funding sources, (8) increased competition in the Company's markets, (9) changes in the financial performance and/or condition of the Company's borrowers, (10) current and further deterioration in the housing and commercial real estate markets  particularly in California, and (11) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes.   In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See “Item 1A – Risk Factors” in this Report on Form 10-Q and in “Item 1A- Risk Factors” in our Annual Report on Form 10-K for the Year ended December 31, 2008 for further discussions of factors that could cause actual results to differ from forward looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

First Quarter Developments

•
Since the November 2008 sale of $40 million in preferred shares to the U.S. Department of the Treasury’s through its Capital Purchase Program, the Company has made $66.0 million in new loan commitments and $126.4 million in renewed loan commitments through March 31, 2009.  Of those, $34.4 million in new loan commitments and $80.4 million in renewed loan commitments were made during the first quarter of 2009.

•	Capital ratios exceed regulatory well-capitalized standards, including a consolidated leverage ratio of 10.4% at March 31, 2009.

•	Total assets were $1.46 billion, an increase of 3% from March 31, 2008 and a 3% decrease from December 31, 2008.

•	Loans increased 7% to $1.21 billion from $1.13 billion a year ago, but decreased from $1.25 billion at December 31, 2008.

•
Reflecting the difficult economic environment, nonperforming assets increased to $56.9 million, or 3.89% of total assets.  Consequently, the provision for loan losses was $10.4 million in the first quarter of 2009.

•
Heritage Bank of Commerce signed an agreement to purchase the deposits of Wachovia Bank branches in Santa Cruz and Monterey, California.   At December 31, 2008, the deposits at the two branches were approximately $463 million.  No loans will be purchased as part of the transaction, which is subject to bank regulatory approval and customary closing conditions and is expected to close during the third quarter of 2009.

•
In the first quarter of 2006, Heritage Commerce Corp commenced the payment of cash dividends to common stock shareholders. Although the Company remains "well-capitalized" as of March 31, 2009, the Board of Directors has approved a suspension of the payment of cash dividends in view of its desire to preserve the capital of the Company to support its banking activities in the markets it serves during this challenging economy.  The Board of Directors will periodically review its position throughout 2009 and into 2010.

Performance Overview

For the three months ended March 31, 2009, net loss was $4.0 million.  Net loss available to common shareholders was $4.5 million, or $(0.38) per diluted common share for the first quarter ended March 31, 2009, which included a $10.4 million provision for loan losses and $585,000 in dividends and discount accretion on preferred stock.  In the quarter ended March 31, 2008, net income was $1.7 million, or $0.14 per diluted common share, including a provision of $1.7 million and no dividends or discount accretion on preferred stock.  The Company’s return on average assets was -1.08% and return on average equity was -8.65% for the first quarter of 2009 compared to 0.50% and 4.33% a year ago.

The following are major factors impacting the Company’s results of operations:

•	Net interest income decreased 15% to $11.2 million in the first quarter of 2009 from $13.1 million in the first quarter of 2008, primarily due to a decrease in market interest rates.

•
Net interest margin was 3.35%, compared with 4.32% for the first quarter a year ago, and 3.64% for the fourth quarter of 2008.  Reversals of accrued interest on loans placed on nonaccrual status totaled $428,000 in the first quarter of 2009, reducing net interest margin by 13 basis points.

•	Provision for loan losses increased to $10.4 million for the first quarter of 2009, compared to $1.7 million in the first quarter of 2008, primarily due to the increase in nonperforming loans.

•	Noninterest income increased 7% to $1.6 million in the first quarter of 2009 from $1.5 million in the first quarter of 2008, primarily due to increased service charges on deposit accounts.

•	The efficiency ratio was 88.9% in the first quarter of 2009, compared to 72.4% in the first quarter of 2008, primarily due to a lower net interest margin and higher noninterest expense.

•
The income tax benefit for the quarter ended March 31, 2009 was $5.1 million, as compared to income tax expense of $684,000 in the first quarter of 2008. The negative effective income tax rate for the quarter ended March 31, 2009 was due to reduced pre-tax earnings.

The following are important factors in understanding our current financial condition and liquidity position:

•
Total assets increased $45 million, or 3%, to $1.46 billion at March 31, 2009 from $1.41 billion at March 31, 2008, primarily due to loans and deposits generated by additional relationship managers hired in the past year, and a new office in Walnut Creek.

•	Total loans increased $80 million, or 7%, at March 31, 2009 compared to $1.13 billion at March 31, 2008, but decreased from $1.25 billion at December 31, 2008.

•	Total deposits remained the same at $1.2 billion at March 31, 2009, compared to March 31, 2008, and increased from $1.15 billion at December 31, 2008.

•
The Company’s noncore funding (which consists of time deposits $100,000 and over, brokered deposits, securities under agreement to repurchase, notes payable and other short-term borrowings) to total assets ratio was 30% at March 31, 2009, compared to 19% at March 31, 2008, and 32% at December 31, 2008.

•	The Company’s loan to deposit ratio was 104% at March 31, 2009, compared to 97% at March 31, 2008, and 108% at December 31, 2008.

Deposits

The composition and cost of the Company’s deposit base are important in analyzing the Company’s net interest margin and balance sheet liquidity characteristics.  Except for brokered time deposits, the Company’s depositors are generally located in its primary market area.  Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers.  The Company had $195.8 million in brokered deposits at March 31, 2009.  The increase in brokered deposits of $129.9 million from March 31, 2008 was primarily to fund loan growth. The Company also seeks deposits from title insurance companies, escrow accounts and real estate exchange facilitators, which were $40.4 million at March 31, 2009.  The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.  Deposits for the first quarter of 2009 remained the same at $1.2 billion, compared to the first quarter of 2008.  The Company has not experienced any increased demand outside its ordinary course of business from its customers to withdraw deposits as a result of recent developments in the financial institution industry.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2009.  As of March 31, 2009, we had $31 million in cash and cash equivalents and approximately $332.5 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal funds facilities with several financial institutions.

Lending

Our lending business originates primarily through our branch offices located in our primary market.  The economy in our primary service area has weakened throughout 2008 and the first quarter of 2009, causing the Company to experience loan contraction in the first quarter of 2009.  Commercial and land and construction loans decreased from December 31, 2008, as a result of the weakening economy.  We will continue to use and improve existing products to expand market share at current locations. Total loans increased to $1.2 billion at March 31, 2009 compared to $1.1 billion at March 31, 2008.

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

From September 18, 2007 through December 16, 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 500 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company’s loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company’s primary funding source, these deposits tend to price more slowly than floating rate loans. The rapid, substantial drop in the short-term interest rates, including the prime rate, has significantly compressed the Company’s net interest margin.

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

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance.  Over the last three years the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency.  Nonetheless, noninterest expense increased in the first quarter of 2009 compared to the first quarter of 2008, due to lower deferred cost related to lower loan volume, severance pay resulting from a reduction in the number of full-time equivalent employees, increased professional fees due to problem loan expense and the pending acquisition of two branch offices, and a substantial increase in FDIC insurance costs. Management monitors progress in reducing noninterest expense through review of the Company’s efficiency ratio.  The Company’s efficiency ratio was 88.9% in the first quarter of 2009 compared with 72.4% in the first quarter of 2008. The efficiency ratio increased in 2009 primarily due to compression of the Company’s net interest margin and higher noninterest expense.

Capital Management and Share Repurchases

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well-capitalized” at March 31, 2009.  As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

Our capital position has been considerably strengthened.  As of March 31, 2009, our consolidated total risk-based capital ratio was 12.7%, or $165.1 million, more than the 10% regulatory requirement for well-capitalized banks.  Our Tier 1 risk-based capital ratio of 11.4% and our Tier 1 leverage ratio of 10.4% as of March 31, 2009 also significantly exceeded regulatory guidelines for well-capitalized banks.  On November 21, 2008, the Company issued to the U.S. Treasury under its Capital Purchase Program 40,000 shares of Series A Preferred Stock and warrants to purchase 462,963 shares of common stock at an exercise price of $12.96 for $40 million. The terms of the U.S. Treasury TARP Capital Purchase Program could reduce investment returns to our shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices.

In July, 2007, the board of directors authorized the repurchase of up to $30 million of common stock through July, 2009.  From August 13, 2007 through May 27, 2008, the Company purchased 1,645,607 shares for a total of $29.9 million to complete the repurchase plan.

Starting in 2006, the Company initiated the payment of quarterly cash dividends.   The Company paid cash dividends of $3.8 million or $0.32 per common share in 2008 representing 217% of 2008 earnings.  The Company accrued $500,000 of dividends in the first quarter of 2009 on the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program. However, to preserve the capital of the Company in support of its banking activities during this challenging economy, the Board of Directors suspended common stock dividends, beginning in the second quarter of 2009.

RESULTS OF OPERATIONS

The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities.  The second is noninterest income, which primarily consists of loan servicing fees, customer service charges and fees, and Company-owned life insurance income.  The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

In the first quarter of 2009, net interest income was $11.2 million, compared to $13.1 million in the first quarter of 2008.  The level of net interest income depends on several factors in combination, including yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company’s earning assets, deposits, and other interest-bearing liabilities.  To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated.  Average balances are based on daily averages.

Distribution, Rate and Yield

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			March 31, 2008
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
NET INTEREST INCOME AND NET INTEREST MARGIN	Balance	Expense	Rate	Balance	Expense	Rate
	(Dollars in thousands)
Assets:
Loans, gross	$1,236,361	$15,030	4.93%	$1,075,605	$18,355	6.86%
Securities	110,169	999	3.68%	137,810	1,501	4.38%
Interest bearing deposits in other financial institutions	5,215	4	0.31%	1,065	7	2.64%
Federal funds sold	176	-	0.00%	4,408	32	2.92%
Total interest earning assets	1,351,921	16,033	4.81%	1,218,888	19,895	6.56%
Cash and due from banks	24,481			38,559
Premises and equipment, net	9,468			9,272
Goodwill and other intangible assets	47,349			48,084
Other assets	51,325			61,414
Total assets	$1,484,544			$1,376,217

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$136,317	99	0.29%	$148,469	601	1.63%
Savings and money market	346,857	792	0.93%	476,592	2,889	2.44%
Time deposits, under $100	46,108	296	2.60%	34,625	320	3.72%
Time deposits, $100 and over	176,837	874	2.00%	146,732	1,389	3.81%
Brokered time deposits	203,952	1,969	3.92%	47,115	518	4.42%
Notes payable to subsidiary grantor trusts	23,702	500	8.56%	23,702	557	9.45%
Securities sold under agreement to repurchase	32,722	243	3.01%	22,164	156	2.83%
Note payable	10,278	82	3.24%	1,154	9	3.14%
Other short-term borrowings	39,622	26	0.27%	39,945	352	3.54%
Total interest bearing liabilities	1,016,395	4,881	1.95%	940,498	6,791	2.90%
Demand, noninterest bearing	253,481			249,173
Other liabilities	29,244			28,118
Total liabilities	1,299,120			1,217,789
Shareholders' equity	185,424			158,428
Total liabilities and shareholders' equity	$1,484,544			$1,376,217

Net interest income / margin		$11,152	3.35%		$13,104	4.32%

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

Volume and Rate Variances

	For the Three Months Ended March 31,
	2009 vs. 2008
	Increase (Decrease) Due to Change In:
	Average	Average	Net
	Volume	Rate	Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$1,955	$(5,280)	$(3,325)
Securities	(251)	(251)	(502)
Interest bearing deposits in other financial institutions	(3)	(6)	(3)
Federal funds sold	-	(32)	(32)
Total interest income from interest earnings assets	$1,706	$(5,568)	$(3,862)

Expense from the interest bearing liabilities:
Demand, interest bearing	$(7)	$(495)	$(502)
Savings and money market	(301)	(1,796)	(2,097)
Time deposits, under $100	74	(98)	(24)
Time deposits, $100 and over	150	(665)	(515)
Brokered time deposits	1,514	(63)	1,451
Notes payable to subsidiary grantor trusts	-	(57)	(57)
Securities sold under agreement to repurchase	79	8	87
Note payable	73	-	73
Other short-term borrowings	(1)	(325)	(326)
Total interest expense on interest bearing liabilities	$1,581	$(3,490)	$(1,910)
Net interest income	$126	$(2,078)	$(1,952)

The Company’s net interest margin, expressed as a percentage of average earning assets, was 3.35% in the first quarter of 2009 compared to 4.32% in the first quarter of 2008. A substantial portion of the Company’s earning assets are variable-rate loans that re-price when the Company’s prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This causes the Company’s balance sheet to be asset-sensitive, which means that all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. The prime rate and the Federal Reserve’s federal funds target rate decreased 200 basis points from March 31, 2008.  The average prime rate during the first quarters of 2009 and 2008 were 3.25% and 6.22%, respectively. Reversals of interest income on loans placed on nonaccrual status totaled $428,000 in the first quarter of 2009, reducing net interest margin by 13 basis points.

Net interest income for 2009 decreased $1.9 million, or 15% from first quarter of 2008.  The decrease in 2009 was primarily due to the variable rate loan yields decreasing by 193 basis points while the cost of total interest-bearing liabilities only decreased by 95 basis points.  Average interest earning assets increased 11% in the first quarter of 2009 from the first quarter of 2008.   Average loans outstanding increased $161 million in the first quarter of 2009 over the average in the first quarter of 2008.  Average Federal funds sold decreased $4.2 million in the first quarter of 2009 from the first quarter of 2008.  Average interest bearing liabilities increased 8% in the first quarter of 2009 from the first quarter of 2008.  The Company’s average rate paid on interest bearing liabilities decreased to 1.95% in the first quarter of 2009 from 2.90% in the first quarter of 2008.

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

In the first quarter of 2009, the Company had a provision for loan losses of $10.4 million compared to $1.7 million in the first quarter of 2008.  The increase in the provision for loan losses was primarily due to a $15.8 million increase in nonperforming assets in the first quarter of 2009. The provision for loan losses in the first quarter of 2009 included loss allocations for a commercial loan, a construction loan and a real estate development loan.   The total loss allocation for these three loans was $4.5 million. The allowance for loan losses represented 1.97%, and 1.19% of total loans at March 31, 2009 and 2008, respectively. See additional discussion under the caption “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	March 31,		2009 versus 2008
	2009	2008	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$571	$415	$156	38%
Servicing income	420	479	(59)	-12%
Increase in cash surrender value of life insurance	412	398	14	4%
Other	220	222	(2)	-1%
Total noninterest income	$1,623	$1,514	$110	7%

Service charges and fees on deposit accounts were higher in the first quarter of 2009 compared to 2008, due to fewer waived fees and higher fees from accounts that are service charged by analysis of services provided less an earnings credit on the account balance as a result of lower interest rates. Lower interest rates generally result in lower earnings credits and higher net fees for services provided to clients.

Historically, a significant percentage of the Company’s noninterest income has been associated with its SBA lending activity, as gain on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained.  However, beginning in the third quarter of 2007, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans.  Reflecting the strategic shift to retain SBA loan production, there were no gains from sales of loans in 2009 or 2008.

The servicing assets that resulted from the sale of SBA loans, with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method.  Servicing income will continue to decline as the respective loans are repaid.  This reduction in noninterest income should be offset with higher interest income, as a result of retaining SBA loan production.

The increase in cash surrender value of life insurance approximates a 4.11% tax exempt yield on the policies.  To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	For the Three Months Ended		Increase (decrease)
	March 31,		2009 versus 2008
	2009	2008	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,458	$6,059	$399	7%
Professional fees	913	665	248	37%
Occupancy	771	902	(131)	-15%
Regulatory assessments	739	192	547	285%
Data processing	229	245	(16)	-7%
Low income housing investment losses	214	210	4	2%
Software subscription	196	209	(13)	-6%
Amortization of intangible assets	160	212	(52)	-25%
Director fees	153	133	20	15%
Furniture and equipment	145	217	(72)	-33%
Client services	145	224	(79)	-35%
Advertising and promotion	118	180	(62)	-34%
Other	1,121	1,132	(11)	-1%
Total noninterest expense	$11,362	$10,580	$782	7%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended March 31,
		Percent		Percent
	2009	of Total	2008	of Total
	(Dollars in thousands)
Salaries and employee benefits	$6,458	57%	$6,059	57%
Professional fees	913	8%	665	6%
Occupancy	771	7%	902	9%
Regulatory assessments	739	7%	192	2%
Data processing	229	2%	245	2%
Low income housing investment losses	214	2%	210	2%
Software subscription	196	2%	209	2%
Amortization of intangible assets	160	1%	212	2%
Director fees	153	1%	133	1%
Furniture and equipment	145	1%	217	2%
Client services	145	1%	224	2%
Advertising and promotion	118	1%	180	2%
Other	1,121	10%	1,132	11%
Total noninterest expense	$11,362	100%	$10,580	100%

Salaries and employee benefits, the single largest component of noninterest expense, increased $399,000 for the three months ended March 31, 2009 from the same period in 2008.  The increase was primarily attributable to higher severance expense and less capitalized loan origination costs in the first quarter of 2009.  Compensation costs related to successful loan originations are deferred and amortized over the lives of the respective loans as a yield adjustment. Compensation capitalized as loan origination costs was $642,000 and $1,128,000 in the first quarter of 2009 and 2008, respectively, reflecting substantially less new loan volume in 2009. Full-time equivalent employees were 220 and 229 at March 31, 2009 and 2008, respectively. Employee severance expense was $397,000 in the first quarter of 2009 compared to $5,000 in the first quarter of 2008.

Occupancy, furniture and equipment decreased $203,000 in the first quarter of 2009, compared to the first quarter of 2008 primarily due to the consolidation of our two offices in Los Altos in the third quarter of 2008.

Professional fees increased to $248,000 for the three months ended March 31, 2009 from the same period in 2008.  The increase in professional fees were due to higher legal fees related to the pending acquisition of the two Wachovia branches and the increase in nonperforming assets.  Regulatory assessments increased $547,000 for the three months ended March 31, 2009 from the same period in 2008, primarily due to $542,000 of increased FDIC insurance premiums.

Client services decreased $79,000 in the first quarter of 2009, compared to the first quarter of 2008 primarily due to a reduction in deposit balances for these accounts.  Advertising and promotion decreased $62,000 in the first quarter of 2009, compared to the first quarter of 2008 as result of management’s effort to control costs.

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

The Company’s Federal and state income tax benefit in the first quarter of 2009 was $5.1 million, as compared to its income tax expense of $684,000 in the first quarter of 2008.  The negative effective income tax rate for the quarter ended March 31, 2009 was primarily due to the pre-tax loss. The effective income tax rates for the first quarter of 2009 and 2008 were (56.1%) and 28.6%, respectively.  The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships and investments in tax-free municipal loans and securities.  The effective tax rate in the first quarter of 2009 is lower compared to the first quarter of 2008 because pre-tax income decreased substantially while benefits from tax advantaged investments did not.

Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal loans and securities, which provided $78,000 and $53,000 in federal tax-exempt income in the first quarter of 2009 and 2008, respectively.  Although not reflected in the investment portfolio, the Company also has total investments of $6.2 million in low-income housing limited partnerships as of March 31, 2009.  These investments have generated annual tax credits of approximately $1.1 million in each of the years ended December 31, 2008 and 2007.  The investments are expected to generate an additional $5.2 million in aggregate tax credits from 2009 through 2016; however, the amount of the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles.  These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.  As of March 31, 2009, the Company had a net deferred tax asset of approximately $17.8 million.

FINANCIAL CONDITION

As of March 31, 2009, total assets were $1.46 billion, compared to $1.41 billion as of March 31, 2008.  Total securities available-for-sale (at fair value) were $97.3 million, a decrease of 26% from $131 million the year before.  The total loan portfolio was $1.21 billion, an increase of 7% from $1.13 billion at March 31, 2008.  Total deposits remained constant at $1.17 billion.  Securities sold under agreement to repurchase decreased $5.9 million, or 16%, to $30 million at March 31, 2009, from $35.9 million at March 31, 2008.

Securities Portfolio

The following table reflects the estimated fair values for each category of securities at the dates indicated:

	March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$15,491	$12,173	$19,496
U.S. Government Sponsored Entities	8,638	26,847	8,696
Mortgage-Backed Securities	66,027	80,185	69,036
Municipals - Tax Exempt	698	4,143	701
Collateralized Mortgage Obligations	6,486	7,436	6,546
Total	$97,340	$130,784	$104,475

The following table summarizes the maturities or weighted average life and weighted average yields of securities at March 31, 2009:

	March 31, 2009
	Maturity / Weighted Average Life
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$15,491	1.68%	$-	-	$-	-	$-	-	$15,491	1.68%
U.S. Government Sponsored Entities	8,638	4.98%	-	-	-	-	-	-	8,638	4.98%
Mortgage Backed Securities	1,236	2.81%	48,619	4.33%	10,383	4.98%	5,789	5.11%	66,027	4.47%
Municipals - Tax Exempt	698	3.87%	-	-	-	-	-	-	698	3.87%
Collateralized Mortgage Obligations	-	-	4,660	5.61%	1,826	3.23%	-	-	6,486	4.94%
Total available-for-sale	$26,063	2.89%	$53,279	4.45%	$12,209	4.72%	$5,789	5.11%	$97,340	4.10%

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

The Company’s portfolio is currently composed primarily of:  (i) U.S. Treasury securities and Government sponsored entities’ debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax-free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio.

Except for U.S. Treasury securities and debt obligations of U.S. Government sponsored entities, no securities of a single issuer exceeded 10% of shareholders’ equity at March 31, 2009.  The Company has no direct exposure to so-called subprime loans or securities, nor does it own any Fannie Mae or Freddie Mac equity securities.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

In the first quarter of 2009, the securities portfolio declined by $33.4 million, or 26%, and decreased to 7% of total assets at March 31, 2009 from 9% at March 31, 2008.  U.S. Treasury and U.S. Government Sponsored Entity securities decreased to 25% of the portfolio at March 31, 2009 from 30% at March 31, 2008.  The decrease was primarily due to maturities of U.S. Government Sponsored Entity securities.  Municipal securities, mortgage-backed securities and collateralized mortgage obligations remained fairly constant in the first quarter of 2009 compared to the first quarter of 2008.  The Company invests in securities with available cash based on market conditions and the Company’s cash flow.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans represented 83% of total assets at March 31, 2009, as compared to 80% at March 31, 2008.  The ratio of net loans to deposits increased to 102% at March 31, 2009 from 95% at March 31, 2008.  Demand for loans remains relatively strong within the Company’s markets.  To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structuring loans.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	March 31,		March 31,		December 31,
	2009	% to Total	2008	% to Total	2008	% to Total
	(Dollars in thousands)
Commercial	$500,616	41%	$468,540	41%	$525,080	42%
Real estate - mortgage	406,182	34%	384,060	34%	405,530	33%
Real estate - land and construction	244,181	20%	233,073	21%	256,567	21%
Home equity	54,011	5%	42,194	4%	55,490	4%
Consumer	4,025	0%	2,848	0%	4,310	0%
Total loans	1,209,015	100%	1,130,715	100%	1,246,977	100%
Deferred loan costs	1,556	-	1,090	-	1,654	-
Loans, net of deferred costs	1,210,571	100%	1,131,805	100%	1,248,631	100%
Allowance for loan losses	(23,900)		(13,434)		(25,007)
Loans, net	$1,186,671		$1,118,371		$1,223,624

The Company’s loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and real estate mortgage loans, with the balance in land development and construction and home equity and consumer loans. The increase in the Company’s loan portfolio in the first quarter of 2009 from the first quarter of 2008 is due to loan production and increased draw down of loan commitments.  Loan production increased in all categories, except for land and construction loans.  Aggregate loan fundings increased to 75% at March 31, 2009, compared to 69% at March 31, 2008, with increases in all loan categories.  Loans decreased in the first quarter of 2009, compared to the fourth quarter of 2008, as a result of loan payoffs and paydowns, and $11.5 million in net charge-offs during the quarter.  The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 59% of its net loans were secured by real property as of March 31, 2009 and 2008. While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

As of March 31, 2009, real estate mortgage loans of $406 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial property. The real estate mortgage loans at March 31, 2009 consist of $206 million, or 51%, of owner occupied properties, $196 million, or 48%, of investment properties, and $4 million, or 1% in other properties.  Properties securing the commercial real estate mortgage loans are primarily located in the Company’s market, which is the Greater San Francisco Bay Area.  Real estate values in the Greater San Francisco Bay Area have declined significantly in the residential market in 2008 and the first quarter of 2009. Other areas in California and the U.S. have experienced even greater declines. While the commercial real estate market has not seen the same level of declines as the residential market in the Greater San Francisco Bay Area, it has started to decline.  The Company’s borrowers will be impacted by a further downturn in these sectors of the economy, which could adversely impact the borrowers’ ability to repay their loans and reduce demand for loans.  Based on the general economic conditions, we anticipate our borrowers will continue to be affected in 2009.

The Company’s real estate term loans consist primarily of loans based on the borrower’s cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 80% of the property’s appraised value or the purchase price of the property during the initial underwriting of the credit, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

The Company’s land and construction loans are primarily to finance the development/construction of commercial and single family residential properties.  The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

The Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company’s consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

Additionally, the Company makes home equity lines of credit available to its clientele.  Home equity lines of credit are underwritten with a maximum 70% loan to value ratio.  Home equity lines are reviewed at least semiannually, with specific emphasis on loans with a loan to value ratio greater than 70% and loan that were underwritten from mid 2005 through 2008, when real estate values were at the peak in the cycle.  The Company takes measures to work with customers to reduce line commitments and minimize potential losses.  There have been no adverse classifications to date as a result of the review.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans.  For HBC, these lending limits were $33 million and $55 million at March 31, 2009.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of March 31, 2009. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of March 31, 2009, approximately 72% of the Company’s loan portfolio consisted of floating interest rate loans.

		Over One
	Due in	Year But
	One Year	Less than	Over
	or Less	Five Years	Five Years	Total
	(Dollars in thousands)
Commercial	$375,622	$38,339	$86,655	$500,616
Real estate - mortgage	143,817	209,462	52,903	406,182
Real estate - land and construction	225,451	18,730	-	244,181
Home equity	50,516	235	3,260	54,011
Consumer	3,913	112	-	4,025
Loans	$799,319	$266,878	$142,818	$1,209,015

Loans with variable interest rates	$715,641	$79,030	$80,038	$874,709
Loans with fixed interest rates	83,678	187,848	62,780	334,306
Loans	$799,319	$266,878	$142,818	$1,209,015

Loan Servicing

As of March 31, 2009 and 2008, $144 million and $170 million, respectively, in SBA loans were serviced by the Company for others. Because of the Company’s decision in 2007 to retain rather than sell SBA loan production, the portfolio of serviced loans should continue to decline.

Activity for loan servicing rights was as follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Beginning of period balance at January 1,	$1,013	$1,754
Additions	-	-
Amortization	(145)	(204)
End of period balance	$868	$1,550

Loan servicing rights are included in Accrued Interest and Other Assets on the balance sheet and reported net of amortization. There was no valuation allowance as of March 31, 2009 and 2008, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	For the Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Beginning of period balance at January 1,	$2,248	$2,332
Additions	-	-
Amortization	(103)	(163)
Unrealized holding gain	108	(78)
End of period balance	$2,253	$2,247

Nonperforming Assets

Financial institutions generally have a certain level of exposure to credit quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay.  Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company’s management of credit quality risk is focused primarily on loan quality.  Banks have generally suffered their most severe earnings declines as a result of customers’ inability to generate sufficient cash flow to service their debts and/or downturns in national and regional economies which have brought about declines in overall property values.  In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor’s financial capacity to repay deteriorates.

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

The Company’s credit risk may also be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets.  As a multi-community independent bank serving a specific geographic area, the Company must contend with the unpredictable changes of the general California and, particularly, primary local markets.  The Company’s asset quality has suffered in the past from the impact of national and regional economic recessions, consumer bankruptcies, and depressed real estate values.

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on non-accrual when they become 90 days past due, unless they are both well secured and in the process of collection); and other real estate owned (“OREO”) from foreclosures.  Management’s classification of a loan as “non-accrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan.  At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received as long as the collection of all outstanding principal is not in doubt.  The loans may or may not be collateralized, and collection efforts are pursued.  Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution.  OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Nonaccrual loans	$54,291	$4,580	$39,981
Loans 90 days past due and still accruing	1,774	-	460
Total nonperforming loans	56,065	4,580	40,441
Other real estate owned	802	792	660
Total nonperforming assets	$56,867	$5,372	$41,101

Nonperforming assets as a percentage of total loans plus other real estate owned	4.70%	0.47%	3.30%

Primarily due to the general economic slowdown and a softening of the real estate market, which is expected to continue well into 2009, nonperforming assets at March 31, 2009 increased $51.5 million, from March 31, 2008 levels.  Nonperforming assets increased by $15.8 million or 38%, compared to December 31, 2008.  The increase in nonperforming assets in the first quarter of 2009 was primarily in commercial real estate and land and construction loans. Three large loan relationships significantly increased nonperforming loans during the first quarter of 2009: 1) an $8.2 million participation in a syndicated real estate loan for a retail center; 2) two construction loans to one borrower totaling $4.2 million; and 3) a $3.8 million land development loan.

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

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard-nonaccrual, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).  The principal balance of classified loans was $155.7 million at March 31, 2009, $134.7 million at December 31, 2008, and $25.3 million at March 31, 2008. The $21.0 million net increase in classified loans from December 31, 2008 consists primarily of $26.0 million in land and construction loans, which was offset by a $6.0 million decrease in commercial real estate loans, and a $1.0 million increase in other loans. With a continuing downturn in the economic environment, the level of classified loans will continue to be a challenge.

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

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio.  On an ongoing basis, we have engaged an outside firm to independently assess our methodology and perform independent credit reviews of our loan portfolio.  The Company’s credit review consultants, the Federal Reserve Bank (“FRB”) and the State of California Department of Financial Institutions (“DFI”) also review the allowance for loan losses as an integral part of the examination process.  Based on information currently available, management believes that the loan loss allowance is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to further weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the Three Months Ended		For the Year Ended
	March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Balance, beginning of period / year	$25,007	$12,218	$12,218
Net (charge-offs) recoveries	(11,527)	(434)	(2,748)
Provision for loan losses	10,420	1,650	15,537
Balance, end of period / year	$23,900	$13,434	$25,007

RATIOS:
Net (charge-offs) recoveries to average loans	-0.93%	-0.16%	0.23%
Allowance for loan losses to total loans	1.98%	1.19%	2.00%
Allowance for loan losses to nonperforming loans	43%	293%	62%

Net charge-offs were $11.5 million in the first quarter of 2009, as compared to net charge-offs of $434,000 in the first quarter of 2008.  Of the net charge-offs in the first quarter, $3.3 million was for the remaining loans to William J. (“Boots”) Del Biaggio III, and $4.1 million was for two construction loans and two commercial loans. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

Goodwill

Goodwill resulted from the acquisition of Diablo Valley Bank and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually as of November 30, for impairment with the assistance of a valuation firm. Any such impairment will be recognized in the period identified.  Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit including goodwill is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. For purposes of the goodwill impairment test, the valuation of the Company is based on a weighted blend of the income method (discounted cash flows), market approach considering key pricing multiples of similar control transactions, and market price analysis of the Company’s stock.  Management believes the multiples and other assumptions used in these calculations are consistent with current industry practice for valuing similar types of companies. Because of concerns about declining stock prices in the banking industry, goodwill was tested for impairment as of March 31, 2009, with the assistance of a valuation firm. Based on this assessment, management concluded that there was no impairment of goodwill at March 31, 2009.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts.  The Company’s liquidity is impacted by the volatility of deposits or other funding instrument, or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons.  Deposits can be adversely affected if economic conditions in California, and the Company’s market area in particular, continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

Deposits

	March 31, 2009		March 31, 2008		December 31, 2008
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest bearing	$254,823	22%	$254,938	22%	$261,337	22%
Demand, interest bearing	133,183	11%	159,046	14%	134,814	12%
Savings and money market	358,848	31%	494,912	42%	344,767	30%
Time deposits, under $100	46,078	4%	35,095	3%	45,615	4%
Time deposits, $100 and over	177,308	15%	161,840	14%	171,269	15%
Brokered time deposits	195,763	17%	65,873	5%	196,248	17%
Total deposits	$1,166,003	100%	$1,171,704	100%	$1,154,050	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company’s business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States.  At March 31, 2009 and 2008, less than 3% and 2% of deposits were from public sources, respectively.

The decreases in savings and money market deposits were primarily due to lower balances in title insurance company, escrow, and real estate exchange facilitators’ accounts.  At March 31, 2009, title insurance company, escrow, and real estate exchange facilitators’ accounts decreased $55.5 million, or 58% of such deposits at March 31, 2008.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of March 31, 2009:

	March 31, 2009
	Balance	% of Total
	(Dollars in thousands)
Three months or less	$139,091	38%
Over three months through six months	56,780	15%
Over six months through twelve months	85,462	23%
Over twelve months	89,389	24%
Total	$370,722	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for the first quarter of 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Return on average assets	-1.08%	0.50%
Return on average tangible assets	-1.12%	0.52%
Return on average equity	-8.65%	4.33%
Return on average tangible equity	-11.62%	6.21%
Dividend payout ratio (1)	-5.20%	60.04%
Average tangible equity to average tangible assets	11.49%	11.51%

(1) Percentage is calculated based on dividends paid on common stock divided by net income (loss) available to common shareholders.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $407.1 million at March31, 2009, as compared to $465.3 million at March 31, 2008.  Unused commitments represented 34% and 41% of outstanding gross loans at March 31, 2009 and 2008, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit as of March 31, 2009, and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Commitments to extend credit	$388,009	$444,172
Standby letters of credit	19,151	21,143
	$407,160	$465,315

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion.  At various times the Company requires funds to meet short term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments.  An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands.  The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity.  Excess balance sheet liquidity can negatively impact the Company’s interest margin. In order to meet short-term liquidity needs, the Company utilizes overnight Federal funds purchase arrangements with correspondent banks, borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources and maintains collateralized lines of credit with the FHLB and the FRB.  In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available-for-sale.

During 2008, the Company experienced a tightening in its liquidity position as a result of significant loan growth, which was partially funded by an increase in brokered deposits.  Since December 31, 2008, the Company had loan contraction of $38 million and it has experienced a slight improvement in its liquidity position.

FHLB and FRB Borrowings & Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. At March 31, 2009, the Company had $32.0 million of overnight borrowings from the FHLB, bearing interest at 0.21%. There were no FHLB advances at March 31, 2008.  The Company had $275.0 million of loans pledged to the FHLB as collateral on an available line of credit of $144.0 million at March 31, 2009.

During the first quarter of 2009, HBC made an arrangement with the FRB to borrow from the discount window.  The Company had $214.0 million of loans pledged to the FRB as collateral on an available line of credit of $160.5 million at March 31, 2009, none of which was outstanding.

At March 31, 2009 and 2008, HBC had Federal funds purchase arrangements available of $60.0 million and $50.0 million, respectively.

The Company also had a $15 million line of credit with a correspondent bank, which was repaid and closed in March 2009.

Securities sold under agreements to repurchase are secured by mortgage-backed securities carried at amortized cost of approximately $33.7 million at March 31, 2009. The repurchase agreements were $30.0 million at March 31, 2009.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the quarters indicated:

	March 31,
	2009	2008
	(Dollars in thousands)
Average balance year-to-date	$82,622	$63,263
Average interest rate year-to-date	1.73%	3.29%
Maximum month-end balance during the quarter	$101,000	$40,900
Average rate at March 31,	1.42%	2.94%

Because most of the growth in loans in 2008 was funded with deposits, other liquidity ratios tracked by the Company, such as unfunded loan commitments to secondary reserves ratio, have been slightly outside of policy guidelines for several months. We continue to watch these ratios closely, and expect that these ratios will revert back within guidelines.

Capital Resources

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently consists of total shareholders’ equity (excluding accumulated other comprehensive income) and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less intangible assets. Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$148,788	$127,816	$160,146
Tier 2 Capital	16,359	13,659	16,989
Total risk-based capital	$165,147	$141,475	$177,135

Risk-weighted assets	$1,300,876	$1,258,695	$1,350,823
Average assets for capital purposes	$1,428,747	$1,327,612	$1,449,380

				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	12.7%	11.2%	13.1%	8.00%
Tier 1 risk-based capital	11.4%	10.2%	11.9%	4.00%
Leverage (1)	10.4%	9.6%	11.0%	4.00%

(1)	Leverage ratio is equal to Tier 1 capital divided by quarterly average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	March 31,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$144,447	$130,730	$149,493
Tier 2 Capital	16,408	13,659	16,973
Total risk-based capital	$160,855	$144,389	$166,466

Risk-weighted assets	$1,304,914	$1,257,403	$1,349,471
Average assets for capital purposes	$1,432,871	$1,323,472	$1,449,158
				Well-Capitalized	Minimum
				Regulatory	Regulatory
Capital ratios				Requirements	Requirements
Total risk-based capital	12.3%	11.5%	12.3%	10.00%	8.00%
Tier 1 risk-based capital	11.1%	10.4%	11.1%	6.00%	4.00%
Leverage (1)	10.1%	9.9%	10.3%	5.00%	4.00%

(1)	Leverage ratio is equal to Tier 1 capital divided by quarterly average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

At March 31, 2009 and 2008, and December 31, 2008, the Company’s and HBC’s capital met all minimum regulatory requirements.   As of March 31, 2009, HBC was considered “Well Capitalized” under the prompt corrective action provisions.

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

At March 31, 2009, it was estimated that the Company’s MV would increase 15.7% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 10.8% in the event of a 200 basis point decrease in applicable interest rates.

Presented below, as of March 31, 2009 and 2008, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in applicable interest rates:

	March 31, 2009				March 31, 2008
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$26,074	12.8%	15.7%	179	$43,222	19.8%	18.6%	307
0 bp	$-	-%	14.0%	-	$-	-%	15.5%	-
- 200 bp	$(46,649)	-22.9%	10.8%	(320)	$(60,074)	-27.5%	11.2%	(427)

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2008. There are no changes to these policies as of March 31, 2009.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4 – CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2009.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of March 31, 2009, the period covered by this report on Form 10-Q.

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities.  Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A – RISK FACTORS

A description of the risk factors associated with our business is contained in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.  There are no material changes in the "Risk Factors" previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no submission of matters to a vote of security holders during the three months ended March 31, 2009.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit                                                    Descripttion

3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)

3.2	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)

4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 26, 2008)

4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on November 26, 2008)

31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

31.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp
(Registrant)

May 11, 2009	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

May 11, 2009	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
Chief Financial Officer

EXHIBIT INDEX

Exhibit                                                    Descripttion

3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)

3.2	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)

4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on November 26, 2008)

4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on November 26, 2008)

31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

31.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350