Form 10-Q
period 2009-06-30
HERITAGE COMMERCE CORP
filed 2009-08-10
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

(408) 947-6900

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐  NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The Registrant had 11,820,509 shares of Common Stock outstanding on July 31, 2009.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I — FINANCIAL INFORMATION

ITEM 1 — CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp

Consolidated Balance Sheets (Unaudited)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash and due from banks	$31,315	$29,996
Federal funds sold	150	100
Total cash and cash equivalents	31,465	30,096
Securities available-for-sale, at fair value	101,837	104,475
Loans held for sale, at lower of cost or market	20,506	—
Loans, including deferred costs	1,161,666	1,248,631
Allowance for loan losses	(31,398)	(25,007)
Loans, net	1,130,268	1,223,624

Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,434	7,816
Company owned life insurance	41,476	40,649
Premises and equipment, net	9,312	9,517
Goodwill	43,181	43,181
Intangible assets	3,910	4,231
Accrued interest receivable and other assets	46,635	35,638
Total assets	$1,437,024	$1,499,227

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Demand, noninterest bearing	$258,464	$261,337
Demand, interest bearing	134,318	134,814
Savings and money market	331,444	344,767
Time deposits, under $100	43,772	45,615
Time deposits, $100 and over	170,858	171,269
Brokered time deposits	224,691	196,248
Total deposits	1,163,547	1,154,050
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	30,000	35,000
Note payable	—	15,000
Other short-term borrowings	15,000	55,000
Accrued interest payable and other liabilities	30,193	32,208
Total liabilities	1,262,442	1,314,960

Shareholders’ equity:
Preferred stock, no par value; 10,000,000 shares authorized; 40,000 shares outstanding (liquidation preference of $1,000 per share plus accrued dividends)	39,846	39,846
Discount on preferred stock	(1,776)	(1,946)
Common stock, no par value; 30,000,000 shares authorized; 11,820,509 shares outstanding at June 30, 2009 and December 31, 2008	79,524	78,854
Retained earnings	57,056	67,804
Accumulated other comprehensive loss	(68)	(291)
Total shareholders’ equity	174,582	184,267
Total liabilities and shareholders’ equity	$1,437,024	$1,499,227

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$14,862	$17,250	$29,892	$35,605
Securities, taxable	954	1,410	1,949	2,887
Securities, non-taxable	4	23	8	47
Interest bearing deposits in other financial institutions	4	2	8	9
Federal funds sold	—	14	—	46
Total interest income	15,824	18,699	31,857	38,594

Interest expense:
Deposits	3,394	4,656	7,424	10,374
Notes payable to subsidiary grantor trusts	487	526	987	1,083
Repurchase agreements	227	255	469	410
Note payable	—	75	82	84
Other short-term borrowings	27	219	54	571
Total interest expense	4,135	5,731	9,016	12,522
Net interest income before provision for loan losses	11,689	12,968	22,841	26,072
Provision for loan losses	10,704	7,800	21,124	9,450
Net interest income after provision for loan losses	985	5,168	1,717	16,622

Noninterest income:
Service charges and fees on deposit accounts	537	537	1,108	952
Servicing income	408	377	828	856
Increase in cash surrender value of life insurance	415	418	827	816
Other	241	460	461	682
Total noninterest income	1,601	1,792	3,224	3,306

Noninterest expense:
Salaries and employee benefits	5,643	5,970	12,101	12,029
Professional fees	1,229	980	2,142	1,645
Regulatory assessments	1,220	196	1,959	388
Occupancy	815	866	1,585	1,768
Loan workout expense	298	5	304	14
Data processing	260	253	489	498
Software subscriptions	217	203	413	412
Low income housing investment expense	210	243	424	453
Client services	159	209	304	433
Furniture and equipment	157	178	303	395
Advertising and promotion	106	243	224	423
Other	1,766	1,652	3,194	3,120
Total noninterest expense	12,080	10,998	23,442	21,578
Loss before income taxes	(9,494)	(4,038)	(18,501)	(1,650)
Income tax benefit	4,113	955	9,165	271
Net loss	$(5,381)	$(3,083)	$(9,336)	$(1,379)
Dividends and discount accretion on preferred stock	(591)	—	(1,176)	—
Net loss allocable to common shareholders	$(5,972)	$(3,083)	$(10,512)	$(1,379)

Loss per common share:
Basic	$(0.51)	$(0.26)	$(0.89)	$(0.11)
Diluted	$(0.51)	$(0.26)	$(0.89)	$(0.11)

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED JUNE 30, 2009 and 2008

	Preferred Stock		Common Stock		Retained	Accumulated Other Comprehensive	Total Shareholders’	Comprehensive
	Amount	Discount	Shares	Amount	Earnings	Loss	Equity	Income (Loss)
	(Dollars in thousands, except share data)
Balance, January 1, 2008	—	—	12,774,926	$92,414	$73,298	$(888)	$164,824
Cumulative effect adjustment upon adoption of EITF 06-4, net of deferred income taxes	—	—	—	—	(3,182)	—	(3,182)
Net loss	—	—	—	—	(1,379)	—	(1,379)	$(1,379)
Net change in unrealized gain/loss on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	(69)	(69)	(69)
Decrease in pension liability, net of deferred income taxes	—	—	—	—	—	27	27	27
Total comprehensive income (loss)								$(1,421)
Amortization of restricted stock award	—	—	—	77	—	—	77
Cash dividend declared on common stock, $0.16 per share	—	—	—	—	(1,999)	—	(1,999)
Common stock repurchased	—	—	(1,007,749)	(17,655)	—	—	(17,655)
Stock option expense	—	—	—	685	—	—	685
Stock options exercised, including related tax benefits	—	—	38,990	420	—	—	420
Balance, June 30, 2008	$—	$—	11,806,167	$75,941	$66,738	$(930)	$141,749

Balance, January 1, 2009	$39,846	$(1,946)	11,820,509	$78,854	$67,804	$(291)	$184,267
Net Loss	—	—	—	—	(9,336)	—	(9,336)	$(9,336)
Net change in unrealized gain/loss on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	157	157	157
Net decrease in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	66	66	66
Total comprehensive income (loss)								$(9,113)
Amortization of restricted stock award	—	—	—	76	—	—	76
Cash dividends accrued on preferred stock	—	—	—	—	(1,006)	—	(1,006)
Accretion of discount on preferred stock	—	170	—	—	(170)	—	—
Cash dividend declared on common stock, $0.02 per share	—	—	—	—	(236)	—	(236)
Stock option expense	—	—	—	663	—	—	663
Income tax effect of restricted stock award vesting	—	—	—	(69)	—	—	(69)
Balance, June 30, 2009	$39,846	$(1,776)	11,820,509	$79,524	$57,056	$(68)	$174,582

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,336)	$(1,379)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	400	450
Provision for loan losses	21,124	9,450
Stock option expense	663	685
Amortization of other intangible assets	321	388
Amortization of restricted stock award	76	77
Amortization (accretion) of discounts and premiums on securities	81	167
Gain on sale of foreclosed assets	(62)	—
Increase in cash surrender value of life insurance	(827)	(816)
Effect of changes in:
Accrued interest receivable and other assets	(8,189)	2,240
Accrued interest payable and other liabilities	(1,940)	(650)
Net cash provided by operating activities	2,311	10,612

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	47,859	(173,899)
Purchases of securities available-for-sale	(24,993)	(8,133)
Maturities/Paydowns/Calls of securities available-for-sale	27,769	26,409
Purchase of company-owned life insurance	—	(360)
Purchase of premises and equipment	(195)	(194)
Purchase of Federal Home Loan Bank stock and other investments	(618)	(205)
Proceeds from sale of foreclosed assets	1,011	902
Net cash (used in) provided by investing activities	50,833	(155,480)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	9,497	95,792
Exercise of stock options	—	420
Income tax effect of restricted stock award vesting	(69)	—
Common stock repurchased	—	(17,655)
Payment of cash dividends - common stock	(236)	(1,999)
Payment of cash dividends - preferred stock	(967)	—
Payment of other liability	—	(91)
Net change in other short-term borrowings	(40,000)	38,000
Net change in note payable	(15,000)	—
Net change in securities sold under agreement to repurchase	(5,000)	24,100
Net cash provided by (used in) financing activities	(51,775)	138,567
Net increase (decrease) in cash and cash equivalents	1,369	(6,301)
Cash and cash equivalents, beginning of period	30,096	49,093
Cash and cash equivalents, end of period	$31,465	$42,792

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,092	$12,682
Income taxes	$1,250	$1,308
Supplemental schedule of non-cash investing and financing activities:
Transfer of portfolio loans to loans held-for-sale	$20,506	$—
Loans transferred to foreclosed assets	$3,867	$439

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements

June 30, 2009
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

The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2009.

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

In December 2007, FASB issued Statement 141 (revised 2007), “Business Combinations,” which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination.  This Statement is effective for fiscal years beginning on or after December 15, 2008.  The adoption of this standard did not impact the Company’s financial statements.

In December 2007, FASB issued Statement 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of this standard did not impact the Company’s financial statements.

In March 2008, FASB issued Statement 161, “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.” This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not impact the Company’s financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—“Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method of FASB Statement No. 128, “Earnings Per Share.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP. Upon adoption of FSP EITF 03-6-1 in 2009, the Company began including non vested restricted stock award shares in the computation of basic EPS. Previously, non vested restricted stock awards were excluded from the basic EPS computation and included in the diluted EPS computation. The 2008 EPS data presented has been adjusted retrospectively to conform with the provisions of this FSP, although this change in computation did not involve a sufficient number of shares to change basic and diluted EPS from the amounts previously reported.

In April 2009, the FASB issued FSP 115-2 & 124-2, “Recognition and Presentation of Other Than Temporary Impairments.” The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an other than temporary impairment (“OTTI”) if the issuer intends to sell the impaired security or the issuer will be required to sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security’s cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed orderly that little, if any, weight should be assigned to this indication of an asset’s or liability’s fair value. Conversely, if evidence suggests that the observable transaction was executed orderly then the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed orderly, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued FSP 107-1 & APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The FSP provides that publicly traded companies shall provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events.”  Statement 165 sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements.  The statement also defines “available to be issued” financial statements as financial statements that are complete and in a format that complies with GAAP and have received all the required approvals, for example from the board of directors.  The statement sets forth that management of a public company must evaluate subsequent events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial statements became available to be issued.  The statement also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events.  Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity’s financial statements.  Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact.  An entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued.  This statement is effective for interim and annual reporting periods ending after June 15, 2009.  The Company has evaluated subsequent events through the date of issuance of these financial statements on August 10, 2009. The adoption of this standard did not have a material impact on the Company’s financial statements.

Newly Issued, but not yet Effective Accounting Standards

In June 2009, the FASB issued Statement No. 166, “Accounting for the Transfer of Financial Assets - an Amendment of FASB Statement No. 140.”  Statement 166 removes the concept of a special purpose entity (“SPE”) from Statement 140 and removes the exception from applying FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities,” to qualifying SPEs. It limits the circumstances in which a transferor derecognizes a financial asset.  The statement amends the requirements for the transfer of a financial asset to meet the requirements for “sale” accounting.   The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company is currently evaluating the impact of Statement 166 on its financial position and results of operations.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in the variable interest entity.  The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect adoption of Statement 167 to have a material impact on the Company’s financial statements.

On July 1, 2009, the FASB’s GAAP Codification became effective as the sole authoritative source of U.S. GAAP.  This codification was issued under FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  This Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic.  Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. Statement 168 is effective for all interim and annual periods ending after September 15, 2009.

2)             Earnings Per Share

Basic earnings per share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding.  Diluted earnings per share reflects potential dilution from outstanding stock options and common stock warrants, using the treasury stock method.  Due to the Company’s net loss in 2009 and 2008, all stock options and warrants were excluded from the computation of diluted earnings (loss) per share.  For each of the periods presented, net income (loss) is the same for basic and diluted earnings (loss) per share.  Reconciliation of weighted average shares used in computing basic and diluted earnings (loss) per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Weighted average common shares outstanding - used in computing basic earnings (loss) per share	11,820,509	11,899,899	11,820,509	12,190,520
Dilutive effect of stock options and warrants outstanding, using the treasury stock method	N/A	N/A	N/A	N/A
Shares used in computing diluted earnings (loss) per share	11,820,509	11,899,899	11,820,509	12,190,520

(3)         Securities

The amortized cost and estimated fair value of securities at June 30, 2009 and December 31, 2008 were as follows:

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
June 30, 2009
Securities available-for-sale:
U.S. Treasury	$29,484	$12	$—	$29,496
U.S. Government Sponsored Entities	6,487	87	—	6,574
Municipals - Tax Exempt	325	1	—	326
Mortgage-Backed Securities - Residential	58,322	1,356	(60)	59,618
Collateralized Mortgage Obligations - Residential	5,597	226	—	5,823
Total securities available-for-sale	$100,215	$1,682	$(60)	$101,837

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
December 31, 2008
Securities available-for-sale:
U.S. Treasury	$19,370	$126	$—	$19,496
U.S. Government Sponsored Entities	8,457	239	—	8,696
Municipals - Tax Exempt	696	5	—	701
Mortgage-Backed Securities - Residential	68,180	1,241	(385)	69,036
Collateralized Mortgage Obligations - Residential	6,370	198	(22)	6,546
Total securities available-for-sale	$103,073	$1,809	$(407)	$104,475

At June 30, 2009, the Company held 59 securities, of which five had fair values below amortized cost. One security has been carried with an unrealized loss for over 12 months.  No security sustained a downgrade in credit rating.  The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.  Because the Company does not intend to sell the securities with an unrealized loss and does not believe it will be required to sell the securities prior to recovery of fair value, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

At December 31, 2008, the Company held 65 securities, of which six had fair values below amortized cost. Four securities have been carried with an unrealized loss for over 12 months.  No security sustained a downgrade in credit rating.  The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.  Because the Company does not intend to sell the securities with an unrealized loss and does not believe it will be required to sell the securities prior to recovery of fair value, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2008.

The estimated fair values of securities as of June 30, 2009, by contractual maturity are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

	June 30, 2009
	Maturity
	Within One Year	After One and Within Five Years	After Five and Within TenYears	After Ten Years	Total
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$29,494	$—	$—	$—	$29,494
U.S. Government Sponsored Entities	6,574	—	—	—	6,574
Mortgage-Backed Securities	1,053	50,267	6,220	2,081	59,621
Municipals - Tax Exempt	326	—	—	—	326
Collateralized Mortgage Obligations	1,311	4,511	—	—	5,822
Total Securities Available-for-Sale	$38,758	$54,778	$6,220	$2,081	$101,837

4)             Supplemental Retirement Plan

The Company has a supplemental retirement plan covering current and former key executives and directors.  The Plan is a nonqualified defined benefit plan.  Benefits are unsecured as there are no Plan assets.  The following table presents the amount of periodic cost recognized for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$241	$203	$482	$406
Interest cost	191	182	382	364
Prior service cost	9	9	18	18
Amortization of net actuarial loss	48	14	96	28
Net periodic cost	$489	$408	$978	$816

5)             Fair Value

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

The fair values of U.S. Treasury securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). The fair values of all other securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of interest-only (“I/O”) strip receivable assets is based on a valuation model used by an independent appraiser. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
June 30, 2009
Available-for-sale securities	$101,837	$29,496	$72,341	$—
I/O strip receivables	$2,111	$—	$2,111	$—
December 31, 2008
Available-for-sale securities	$104,475	19,496	$84,979	$—
I/O strip receivables	$2,248	$—	$2,248	$—

Assets and Liabilities Measured on a Non-Recurring Basis

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
June 30, 2009
Impaired loans	$44,167	$—	$44,167	$—
December 31, 2008
Impaired loans	$40,224	$—	$40,224	$—

Impaired loans, which are measured primarily for impairment using the fair value of the collateral, were $55.8 million, with an allowance for loan losses of $11.6 million at June 30, 2009, compared to loans measured primarily for impairment using the fair value of the collateral of $46.8 million, with an allowance for loan losses of $6.5 million at December 31, 2008, resulting in a provision for loan losses of $13.6 million for the six months ended June 30, 2009.

The carrying amounts and estimated fair values of the Company’s financial instruments, at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amounts	Value	Amounts	Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$31,465	$31,465	$30,096	$30,096
Securities available-for-sale	101,837	101,837	104,475	104,475
Loans (including loans held-for-sale), net	1,150,774	1,154,742	1,223,624	1,222,761
FHLB and FRB stock	8,434	N/A	7,816	N/A
Accrued interest receivable	3,483	3,483	4,116	4,116

Liabilities
Time deposits	$439,321	$442,938	$413,132	$417,163
Other deposits	724,226	724,226	740,918	740,918
Securities sold under agreement to repurchase	30,000	30,513	35,000	35,788
Note payable	—	—	15,000	15,000
Other short-term borrowings	15,000	15,000	55,000	55,000
Notes payable to subsidiary grantor trusts	23,702	13,354	23,702	18,600
Accrued interest payable	1,434	1,434	1,510	1,510

The following methods and assumptions were used to estimate the fair value in the table above:

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

6)  Comprehensive Income (Loss) for the Three Months Ended June 30, 2009 and 2008

Comprehensive income (loss) for the three months ended June 30, 2009 and 2008 consists of the following:

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Net loss	$(5,381)	$(3,083)
Other comprehensive income (loss)	(184)	(785)
Total comprehensive loss	$(5,565)	$(3,868)

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the “Company) and its wholly owned subsidiary, Heritage Bank of Commerce (“HBC”).  This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations.  This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report.

Discussions of certain matters in this Report on Form 10-Q may constitute forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume”, “plan”, “predict”, “forecast” or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company’s mission and vision. The Company’s actual results, performance, and achievements may differ materially from the results, performance, and achievements expressed or implied in such forward-looking statements due to a wide range of factors.  These factors include (1) difficult and adverse conditions in the global and domestic capital and credit markets, (2) continued volatility and further deterioration of the capital and credit markets, (3) significant changes in banking laws or regulations, including, without limitation, as a result of the Emergency Economic Stabilization Act, the American Reinvestment and Recovery Act, and possible amendments to the Troubled Asset Relief Program (TARP), including the Capital Purchase Program and related executive compensation requirements, (4) continued uncertainty about the impact of TARP and other recent federal programs on the financial markets including levels of volatility and credit availability, (5) a more adverse than expected decline or continued weakness in general business and economic conditions, either nationally, regionally or locally in areas where the Company conducts its business, which may affect, among other things, the level of nonperforming assets, charge-offs and loan provision expense, (6) changes in interest rates, reducing interest rate margins or increasing interest rate risks, (7) changes in  market liquidity which may reduce interest margins and impact funding sources, (8) increased competition in the Company’s markets, (9) changes in the financial performance and/or condition of the Company’s borrowers, (10) current and further deterioration in the housing and commercial real estate markets  particularly in California, (11) conditions which make it difficult to raise capital on terms that are favorable to the Company and its shareholders, (12) informal or formal regulatory or supervisory actions taken by bank regulators, and (13) increases in Federal Deposit Insurance Corporation premiums due to market developments and regulatory changes.   In addition, acts and threats of terrorism or the impact of military conflicts have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers. See “Item 1A — Risk Factors” in this Report on Form 10-Q and in “Item 1A- Risk Factors” in our Annual Report on Form 10-K for the Year ended December 31, 2008 for further discussions of factors that could cause actual results to differ from forward looking statements. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

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

Performance Overview

For the three months ended June 30, 2009, the net loss was $5.4 million.  Net loss allocable to common shareholders was $6.0 million, or $(0.51) per common share for the quarter ended June 30, 2009, which included a $10.7 million provision for loan losses and $591,000 in dividends and discount accretion on preferred stock.  In the quarter ended June 30, 2008, net loss allocable to common shareholders was $3.1 million, or $(0.26) per common share, including a provision for loan losses of $7.8 million and no dividends or discount accretion on preferred stock.  The annualized returns on average assets and average equity for the second quarter of 2009 were -1.48% and -11.90%, compared to -0.85% and -8.34% for the second quarter of 2008.

For the six months ended June 30, 2009, the net loss was $9.3 million.  Net loss allocable to common shareholders was $10.5 million, or $(0.89) per common share, which included a $21.1 million provision for loan losses and $1.2 million in dividends and discount accretion on preferred stock.  In the six months ended June 30, 2008, net loss allocable to common shareholders was $1.4 million, or $(0.11) per common share, including a provision for loan losses of $9.5 million and no dividends or discount accretion on preferred stock.  The annualized returns on average assets and average equity for the first six months of 2009 were -1.28% and -10.27%, compared to -0.20% and -1.81% for the first six months of 2008, respectively.

The following are major factors impacting the Company’s results of operations:

•                                          Net interest income decreased 10% to $11.7 million in the second quarter of 2009 from $13.0 million in the second quarter of 2008, primarily due to compression of the net interest margin.  However, net interest income increased $537,000 from the first quarter of 2009, primarily due to improvement in the net interest margin.

•                                          The net interest margin was 3.55%, compared with 4.00% for the second quarter a year ago, and 3.35% for the first quarter of 2009. The Company’s net interest margin decreased to 3.45% for the six months ended June 30, 2009 compared to 4.15% for the first six months of 2008.  The 20 basis points increase in the net interest margin in the second quarter of 2009, compared to the first quarter of 2009, was primarily due to lower cost of funds.  The decrease in the net interest margin from the second quarter and first six months of 2008 was primarily the result of the 275 basis point decline in short-term interest rates from March 18, 2008 through December 16, 2008.

•                                          Provision for loan losses increased to $10.7 million for the second quarter of 2009, compared to $7.8 million in the second quarter of 2008 and $10.4 million in the first quarter of 2009.  The provision for loan losses for the six months ended June 30, 2009 was $21.1 million, compared to $9.5 million for the same period a year ago.

•                                          Noninterest income decreased 11% to $1.6 million in the second quarter of 2009 from $1.8 million in the second quarter of 2008, and decreased 2% to $3.2 million in the first six months of 2009 from $3.3 million in the first six months of 2008.

•                                          The efficiency ratio was 90.90% and 89.94% in the quarter and six months ended June 30, 2009, compared to 74.51% and 73.45% in the quarter and six months ended June 30, 2008, respectively, primarily due to compression of the net interest margin and higher noninterest expense.

•                                          The income tax benefit for the quarter and six months ended June 30, 2009 was $4.1 million and $9.2 million, respectively, as compared to of $955,000 and $271, 000 for the same periods in 2008. The negative effective income tax rates for the quarter and six months ended June 30, 2009 and June 30, 2008 were due to the loss before income taxes.

The following are important factors in understanding our current financial condition and liquidity position:

•                                          Total assets decreased by $62.2 million, or 4%, to $1.44 billion at June 30, 2009 from $1.50 billion at December 31, 2008.

•                                          $20.5 million of Small Business Administration (“SBA”) loans were transferred to loans held-for-sale at June 30, 2009 in anticipation of loan sales.

•                                          Total loans, excluding loans held-for-sale, decreased $47.5 million, or 4%, to 1.16 billion at June 30, 2009 compared to $1.21 billion at June 30, 2008, and decreased $87.0 million, or 7%, compared to $1.25 billion at December 31, 2008.  Land and construction loans decreased $25.8 million from December 31, 2008 to $230.8 million at June 30, 2009.

•                                          Nonperforming assets increased $4.9 million to $61.7 million, or 4.30% of total assets, from $56.9 million, or 3.89% of total assets at March 31, 2008, and increased $20.6 million from $41.1 million, or 2.74% of total assets at December 31, 2008.

•                                          The allowance for loan losses increased to $31.4 million, or 2.70% of total loans, compared to $23.9 million, or 1.97%, at March 31, 2009, and $25.0 million, or 2.00% at December 31, 2008.

•                                          Deposits remained flat at $1.16 billion at June 30, 2009, compared to June 30, 2008, and increased from $1.15 billion at December 31, 2008.

•                                          The Company’s noncore funding (which consists of time deposits $100,000 and over, brokered deposits, securities under agreement to repurchase, notes payable and other short-term borrowings) to total assets ratio was 31% at June 30, 2009, compared to 28% at June 30, 2008, and 32% at December 31, 2008.

•                                          The Company’s loan to deposit ratio was 99.84% at June 30, 2009, compared to 104.23% at June 30, 2008, and 108.20% at December 31, 2008.

•                                          HBC’s capital ratios exceed the regulatory well-capitalized standards, including a leverage ratio of 9.5%, a tier 1 risk-based capital ratio of 10.5%, and a total risk-based capital ratio of 11.7% at June 30, 2009.

Deposits

The composition and cost of the Company’s deposit base are important in analyzing the Company’s net interest margin and balance sheet liquidity characteristics.  Except for brokered time deposits, the Company’s depositors are generally located in its primary market area.  Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers.  The Company had $224.7 million in brokered deposits at June 30, 2009.  The increase in brokered deposits of $116.1 million from June 30, 2008 was primarily to replace the decrease in real estate related deposit accounts. The Company seeks deposits from title insurance companies, escrow accounts and real estate exchange facilitators, which were $30.8 million at June 30, 2009, compared to $113.3 million at June 30, 2008.  The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.  Deposits remained essentially flat at $1.16 billion at June 30, 2009, compared to June 30, 2008.  The Company has not experienced any increased demand outside its ordinary course of business from its customers to withdraw deposits as a result of recent developments in the financial institution industry.

Liquidity

Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2009.  As of June 30, 2009, we had $31.5 million in cash and cash equivalents and approximately $306.3 million in available borrowing capacity from various sources including the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), and Federal funds facilities with several financial institutions.  The Company also had $5.9 million in unpledged investment securities available at June 30, 2009.

Lending

Our lending business originates primarily through our branch offices located in our primary market.  The economy in our primary service area has weakened throughout 2008 and 2009, causing the Company to experience loan contraction in the first and second quarters of 2009.  Commercial loans account for 39% of the total loan portfolio, and commercial real estate loans (of which 50% are owner occupied) account for 36% of the portfolio.  Land and construction loans decreased $25.8 million from December 31, 2008, and account for 20% of the portfolio.  We will continue to use and improve existing products to expand market share at current locations.

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

The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk.  Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities.  This is discussed in more detail under Liquidity and Asset/Liability Management.  In addition, we believe there are measures and initiatives we can take to improve the net interest margin, including increasing loan rates, adding floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates, and reducing higher cost deposits.

From March 18, 2008 through December 16, 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 275 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company’s loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company’s primary funding source, these deposits tend to price more slowly than floating rate loans. The rapid, substantial drop in the short-term interest rates, including the prime rate, has significantly compressed the Company’s net interest margin.

The net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans, and the reinvestment of loan payoffs into lower yielding Treasury securities and other short-term investments.

Management of Credit Risk

We continue to proactively identify, quantify, and actively manage our problem loans.  Early identification of problem loans and potential future losses will enable us to resolve credit issues with potentially less risk and ultimate losses.  Because of our focus on business banking, loans to single borrowing entities are often larger than would be found in a more consumer oriented bank with many smaller, more homogeneous loans.  The average size of our loan relationships makes the Company more susceptible to larger losses.  As a result of this concentration of larger risks, the Company has maintained an allowance for loan losses which is higher than might be indicated by its actual historic loss experience.

A complete discussion of the management of credit risk appears under “Provision for Loan Losses” and “Allowance for Loan Losses.”

Noninterest Income

While net interest income remains the largest single component of total revenues, noninterest income is an important component.  Prior to the third quarter of 2007, a significant percentage of the Company’s noninterest income was associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained.  From the third quarter of 2007 through the second quarter of 2009, the Company retained most of its SBA production.  In the second quarter of 2009, $20.5 million of SBA loans were transferred to loans held-for-sale to potentially enhance liquidity and improve noninterest income in future periods.  Other sources of noninterest income include: loan servicing fees, service charges and fees, and company owned life insurance income.

Noninterest Expense

Management considers the control of operating expenses to be a critical element of the Company’s performance.  Over the last three years the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency.  Nonetheless, noninterest expense increased in the second quarter and first half of 2009 compared to the same periods in 2008, due to a substantial increase in FDIC insurance costs, increased professional fees and loan workout expense.  The Company’s efficiency ratio was 90.90% and 89.94% in the second quarter and first half of 2009, respectively, compared with 74.51% and 73.45 for the same periods in 2008. The efficiency ratio increased in 2009 primarily due to compression of the Company’s net interest margin.

Capital Management

Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of “well-capitalized” at June 30, 2009.  As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

As of June 30, 2009, HBC’s total risk-based capital ratio was 11.7%, compared to the 10% regulatory requirement for well-capitalized banks.  Our Tier 1 risk-based capital ratio of 10.5% and our leverage ratio of 9.5% as of June 30, 2009 also significantly exceeded regulatory guidelines for well-capitalized banks.  On November 21, 2008, the Company issued to the U.S. Treasury under its Capital Purchase Program 40,000 shares of Series A Preferred Stock and warrants to purchase 462,963 shares of common stock at an exercise price of $12.96 for $40 million. The terms of the U.S. Treasury TARP Capital Purchase Program could reduce investment returns to our shareholders by restricting dividends to common shareholders, diluting existing shareholders’ interests, and restricting capital management practices.

To preserve the capital of the Company in support of its banking activities during this challenging economy, the Board of Directors suspended common stock dividends, beginning in the first quarter of 2009.  The Company accrued $500,000 of dividends in the second quarter of 2009 on the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program.

In addition to the quarterly dividend payments on our preferred stock, we also service the interest payments on our outstanding trust preferred subordinated debt securities.

RESULTS OF OPERATIONS

The Company earns income from two primary sources. Our primary source of revenue is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities.  Our second source of revenue is noninterest income, which primarily consists of loan servicing fees, customer service charges and fees, and Company-owned life insurance income.  The majority of the Company’s noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

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

Distribution, Rate and Yield

	For the Three Months Ended June 30, 2009			For the Three Months Ended June 30, 2008
NET INTEREST INCOME AND NET INTEREST MARGIN (in $000’s, unaudited)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Loans, gross	$1,206,479	$14,862	4.94%	$1,170,274	$17,250	5.93%
Securities	107,158	958	3.59%	131,428	1,433	4.39%
Interest bearing deposits in other financial institutions	6,828	4	0.23%	470	2	1.71%
Federal funds sold	139	—	0.00%	2,815	14	2.00%
Total interest earning assets	1,320,604	15,824	4.81%	1,304,987	18,699	5.76%
Cash and due from banks	23,090			35,476
Premises and equipment, net	9,380			9,144
Goodwill and other intangible assets	47,189			47,860
Other assets	56,899			58,929
Total assets	$1,457,162			$1,456,396

Liabilities and shareholders’ equity:
Deposits:
Demand, interest bearing	$134,141	79	0.24%	$155,130	367	0.95%
Savings and money market	346,847	662	0.77%	467,428	1,862	1.60%
Time deposits, under $100	44,612	259	2.33%	34,507	271	3.16%
Time deposits, $100 and over	169,954	718	1.69%	174,534	1,363	3.14%
Brokered time deposits	199,655	1,676	3.37%	77,900	793	4.09%
Notes payable to subsidiary grantor trusts	23,702	487	8.24%	23,702	526	8.93%
Securities sold under agreement to repurchase	30,000	227	3.03%	35,890	255	2.86%
Note payable	—	—	N/A	10,407	75	2.90%
Other short-term borrowings	43,099	27	0.25%	39,187	219	2.25%
Total interest bearing liabilities	992,010	4,135	1.67%	1,018,685	5,731	2.26%
Demand, noninterest bearing	255,011			260,361
Other liabilities	28,745			28,690
Total liabilities	1,275,766			1,307,736
Shareholders’ equity:	181,396			148,660
Total liabilities and shareholders’ equity	$1,457,162			$1,456,396

Net interest income / margin		$11,689	3.55%		$12,968	4.00%

Note: Yields and amounts earned on loans include loan fees and costs.  Nonaccrual loans are included in the average balance calculation above.

	For the Six Months Ended June 30, 2009			For the Six Months Ended June 30, 2008
NET INTEREST INCOME AND NET INTEREST MARGIN (in $000’s, unaudited)	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
Assets:
Loans, gross	$1,221,329	$29,892	4.94%	$1,122,940	$35,605	6.38%
Securities	108,655	1,957	3.63%	134,619	2,934	4.38%
Interest bearing deposits in other financial institutions	6,021	8	0.27%	768	9	2.36%
Federal funds sold	157	—	0.00%	3,611	46	2.56%
Total interest earning assets	1,336,162	31,857	4.81%	1,261,938	38,594	6.15%
Cash and due from banks	23,786			37,017
Premises and equipment, net	9,424			9,208
Goodwill and other intangible assets	47,269			47,976
Other assets	54,141			59,156
Total assets	$1,470,782			$1,415,295

Liabilities and shareholders’ equity:
Deposits:
Demand, interest bearing	$135,223	178	0.27%	$151,800	968	1.28%
Savings and money market	346,851	1,454	0.85%	472,009	4,751	2.02%
Time deposits, under $100	45,356	555	2.47%	34,566	591	3.44%
Time deposits, $100 and over	173,377	1,592	1.85%	160,633	2,753	3.45%
Brokered time deposits	201,791	3,645	3.64%	62,508	1,311	4.22%
Notes payable to subsidiary grantor trusts	23,702	987	8.40%	23,702	1,083	9.19%
Securities sold under agreement to repurchase	31,354	469	3.02%	29,027	410	2.84%
Note payable	5,110	82	3.24%	5,780	84	2.92%
Other short-term borrowings	41,370	54	0.26%	39,566	571	2.90%
Total interest bearing liabilities	1,004,134	9,016	1.81%	979,591	12,522	2.57%
Demand, noninterest bearing	254,250			254,767
Other liabilities	28,997			27,393
Total liabilities	1,287,381			1,261,751
Shareholders’ equity:	183,401			153,544
Total liabilities and shareholders’ equity	$1,470,782			$1,415,295

Net interest income / margin		$22,841	3.45%		$26,072	4.15%

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

Volume and Rate Variances

	Three Months Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$448	$(2,836)	$(2,388)
Securities	(218)	(257)	(475)
Interest bearing deposits in other financial institutions	4	(2)	2
Federal funds sold	—	(14)	(14)
Total interest income from interest earnings assets	$234	$(3,109)	$(2,875)

Expense on interest bearing liabilities:
Demand, interest bearing	$(14)	$(274)	$(288)
Savings and money market	(235)	(965)	(1,200)
Time deposits, under $100	58	(70)	(12)
Time deposits, $100 and over	(17)	(628)	(645)
Brokered time deposits	1,021	(138)	883
Notes payable to subsidiary grantor trusts	—	(39)	(39)
Securities sold under agreement to repurchase	(44)	16	(28)
Note payable	—	(75)	(75)
Other short-term borrowings	3	(195)	$(192)
Total interest expense on interest bearing liabilities	$772	$(2,368)	$(1,596)
Net interest income	$(538)	$(741)	$(1,279)

	Six Months Ended June 30, 2009 vs. 2008 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$2,383	$(8,096)	$(5,713)
Securities	(466)	(511)	(977)
Interest bearing deposits in other financial institutions	7	(8)	(1)
Federal funds sold	—	(46)	(46)
Total interest income from interest earnings assets	$1,924	$(8,661)	$(6,737)

Expense on interest bearing liabilities:
Demand, interest bearing	$(25)	$(765)	$(790)
Savings and money market	(536)	(2,761)	(3,297)
Time deposits, under $100	132	(168)	(36)
Time deposits, $100 and over	118	(1,279)	(1,161)
Brokered time deposits	2,517	(183)	2,334
Notes payable to subsidiary grantor trusts	—	(96)	(96)
Securities sold under agreement to repurchase	34	25	59
Note payable	(11)	9	(2)
Other short-term borrowings	3	(520)	(517)
Total interest expense on interest bearing liabilities	$2,232	$(5,738)	$(3,506)
Net interest income	$(308)	$(2,923)	$(3,231)

The Company’s net interest margin, expressed as a percentage of average earning assets, decreased to 3.55% and 3.45% for the quarter and six months ended June of 2009 compared to 4.00% and 4.15% for the same periods in 2008, respectively.  A substantial portion of the Company’s earning assets are variable-rate loans that re-price when the Company’s prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This causes the Company’s balance sheet to be asset-sensitive, which means that all else being equal, the Company’s net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. The decline in the net interest margin reflects the decrease in the federal funds target rate of 275 basis points from March 18, 2008 through December 16, 2008.  To a lesser extent, the net interest margin was also affected by an increase in nonaccrual loans and reinvestment of net loan payoffs into lower  yielding securities.

Net interest income in the second quarter of 2009 decreased to $11.7 million, or 10% from $13.0 million in the second quarter of 2008.  The decrease in 2009 was primarily due to the variable rate loan yields decreasing by 99 basis points while the cost of total interest-bearing liabilities only decreased by 59 basis points.  This decrease was partially offset by an increase in average loans (including loans held-for-sale) of $36 million in the second quarter of 2009 over the average in the second quarter of 2008.

Net interest income in the first half of 2009 decreased to $22.8 million, or 12% from $26.1 million in the first half of 2008.  The decrease in 2009 was primarily due to the variable rate loan yields decreasing by 144 basis points while the cost of total interest bearing liabilities only decreased by 76 basis points.  This decrease was partially offset by an increase in average loans (including loans held-for-sale) of $98 million in the first half of 2009 over the average in the first half of 2008.

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

The Company had a provision for loan losses of $10.7 million for the quarter ended June 30, 2009 and $21.1 million for the six months ended June 30, 2009.  The Company had a provision for loan losses of $7.8 million for the quarter ended June 30, 2008 and $9.5 million for the six months ended June 30, 2008.  The significant increase in loan loss provisions in 2009 reflects a higher volume of classified and nonperforming loans and increased loan charge-offs caused by challenging conditions in the commercial and residential housing market, turmoil in the financial markets, and the prolonged downturn in the overall economy. During the first six months of 2009, loan loss provisions for our commercial real estate and land and residential construction loans were caused by the sustained weakness in the real estate market, evidenced by low sales volume and/or properties selling at discounted values. We believe credit challenges could continue throughout 2009, particularly for our residential and commercial land and construction loan portfolios. We continue to aggressively monitor delinquencies and proactively review the credit exposure of our loan portfolio to minimize and mitigate potential losses.

Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors discussed under “Allowance for Loan Losses.”

Noninterest Income

The following table sets forth the various components of the Company’s noninterest income for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2009 versus 2008
	2009	2008	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	537	537	—	0%
Servicing income	408	377	31	8%
Increase in cash surrender value of life insurance	415	418	(3)	-1%
Other	241	460	(219)	-48%
Total noninterest income	$1,601	$1,792	$(191)	-11%

	For the Six Months Ended June 30,		Increase (decrease) 2009 versus 2008
	2009	2008	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	1,108	952	156	16%
Servicing income	828	856	(28)	-3%
Increase in cash surrender value of life insurance	827	816	11	1%
Other	461	682	(221)	-32%
Total noninterest income	$3,224	$3,306	$(82)	-2%

Other noninterest income was lower in the second quarter and first half of 2009 compared to the same periods in 2008, primarily due to lower credit card commissions and cash management fees.

Service charges and fees on deposit accounts were higher in the first six months of 2009 compared to 2008, due to fewer waived fees and increased fees from accounts that are service charged by analysis of services provided less an earnings credit on the account balance. Lower interest rates generally result in lower earnings credits and higher net fees for services provided to these clients.

Historically, a significant percentage of the Company’s noninterest income has been associated with its SBA lending activity, as gain on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained.  From the third quarter of 2007 through the second quarter of 2009, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans.  Reflecting the strategic shift to retain SBA loan production, there were no gains from sales of loans for the six months ended June 30, 2009 or 2008.  The Company transferred $20.5 million of SBA loans to loans held-for-sale in the second quarter of 2009.  Subject to market conditions, the Company plans to sell these loans, as well as a portion of new SBA loans, to potentially enhance its liquidity position and improve noninterest income in future periods.

The servicing assets that result from the sale of SBA loans, with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method.  Servicing income generally declines as the respective loans are repaid.

The increase in cash surrender value of life insurance approximates a 4.11% after tax yield on the policies.  To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

The following table sets forth the various components of the Company’s noninterest expense for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2009 versus 2008
	2009	2008	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,643	$5,970	$(327)	-5%
Professional fees	1,229	980	249	25%
Regulatory assessments	1,220	196	1,024	522%
Occupancy	815	866	(51)	-6%
Loan workout expense	298	5	293	5840%
Data processing	260	253	7	3%
Software subscriptions	217	203	14	7%
Low income housing investment expense	210	243	(33)	-14%
Client services	159	209	(50)	-24%
Furniture and equipment	157	178	(21)	-12%
Advertising and promotion	106	243	(137)	-56%
Other	1,766	1,652	114	7%
Total noninterest expense	$12,080	$10,998	$1,082	10%

	For the Six Months Ended June 30,		Increase (decrease) 2009 versus 2008
	2009	2008	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$12,101	$12,029	$72	1%
Professional fees	2,142	1,645	497	30%
Regulatory assessments	1,959	388	1,571	405%
Occupancy	1,585	1,768	(183)	-10%
Loan workout expense	304	14	290	2071%
Data processing	489	498	(9)	-2%
Software subscriptions	413	412	1	0%
Low income housing investment expense	424	453	(29)	-6%
Client services	304	433	(129)	-30%
Furniture and equipment	303	395	(92)	-23%
Advertising and promotion	224	423	(199)	-47%
Other	3,194	3,120	74	2%
Total noninterest expense	$23,442	$21,578	$1,864	9%

The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended June 30,
	2009	Percent of Total	2008	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,643	47%	$5,970	54%
Professional fees	1,229	10%	980	9%
Regulatory assessments	1,220	10%	196	2%
Occupancy	815	7%	866	8%
Loan workout expense	298	3%	5	0%
Data processing	260	2%	253	2%
Software subscriptions	217	2%	203	2%
Low income housing investment expense	210	2%	243	2%
Client services	159	1%	209	2%
Furniture and equipment	157	1%	178	2%
Advertising and promotion	106	1%	243	2%
Other	1,766	14%	1,652	15%
Total noninterest expense	$12,080	100%	$10,998	100%

	For The Six Months Ended June 30,
	2009	Percent of Total	2008	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$12,101	52%	$12,029	56%
Professional fees	2,142	9%	1,645	8%
Regulatory assessments	1,959	8%	388	2%
Occupancy	1,585	7%	1,768	8%
Loan workout expense	304	1%	14	0%
Data processing	489	2%	498	2%
Software subscriptions	413	2%	412	2%
Low income housing investment expense	424	2%	453	2%
Client services	304	1%	433	2%
Furniture and equipment	303	1%	395	2%
Advertising and promotion	224	1%	423	2%
Other	3,194	14%	3,120	14%
Total noninterest expense	$23,442	100%	$21,578	100%

The $327,000 decrease in salaries and employee benefits in the second quarter of 2009, compared to the second quarter of 2008, was primarily due to the reduction in full-time equivalent employees and lower accrued bonuses, partially offset by a decrease in capitalized loan origination costs.  Full-time equivalent employees were 217 and 234

at June 30, 2009 and 2008, respectively.   Bonus expense was $277,000 in the second quarter of  2009, compared to $588,000 in the second quarter of 2008.  Compensation costs related to successful loan originations are deferred and amortized over the lives of the respective loans as a yield adjustment. Compensation capitalized as loan origination costs was $738,000 and $1.2 million in the second quarter of 2009 and 2008, respectively, reflecting substantially lower new loan volume in 2009.  Salaries and employee benefits increased $72,000 in the first six months of 2009, compared to the first six months of 2008, primarily due to less capitalized loan origination costs, partially offset by lower accrued bonuses.  Compensation capitalized as loan origination costs was $1.4 million and $2.3 million in the first six months of 2009 and 2008, respectively   Bonus expense was $447,000 in the first six months of  2009, compared to $1.1 million in the first six months of 2008.

Professional fees increased $249,000 for the quarter ended June 30, 2009 and increased $497,000 for the six months ended June 30, 2009 from the same periods in 2008.  The increase in professional fees was primarily due to legal fees related to loan workouts, the branch acquisition transaction that was terminated in the second quarter of 2009 and SEC filings.  More frequent testing for goodwill impairment, with the assistance of a valuation firm, also increased professional fees in 2009 compared to 2008.

Regulatory assessments increased 522%, or $1.0 million, for the quarter ended June 30, 2009 and increased 405%, or $1.6 million, for the six months ended June 30, 2009 from the same periods in 2008.  The increase in regulatory assessments is primarily due to the recent increases in the FDIC deposit assessment rate, including a $657,000 charge for the FDIC special assessment as of June 30, 2009. The enactment of the Emergency Economic Stabilization Act in October 2008 temporarily raised the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor and fully insured all noninterest bearing deposit accounts until December 31, 2009. Effective May 22, 2009, the FDIC issued a final rule imposing a special emergency assessment on all insured institutions of 5 basis points. The special assessment is based on total assets minus Tier 1 capital as of June 30, 2009 and is payable on September 30, 2009. The final rule also permits the FDIC to impose an emergency special assessment after June 30, 2009, of up to 5 basis points if necessary, to help maintain public confidence in the federal deposit insurance system. As a result of these regulations, we anticipate our deposit insurance premiums to further increase throughout the remainder of 2009.

Occupancy, furniture and equipment decreased $72,000 and $275,000 in the second quarter and first six months of 2009, respectively, compared to the same periods in 2008 primarily due to the consolidation of our two offices in Los Altos in the third quarter of 2008.

Loan workout expense was $298,000 in the second quarter of 2009, compared to $5,000 in the second quarter of 2008, and $6,000 in the first quarter of 2009, due to increased levels of nonperforming loans.

Client services decreased $50,000 for the quarter ended June 30, 2009 and decreased $129,000 for the six months ended June 30, 2009 from the same periods in 2008, primarily due to a reduction in deposit balances for these accounts.

Advertising and promotion decreased $137,000 for the quarter ended June 30, 2009 and decreased $199,000 for the six months ended June 30, 2009 from the same periods in 2008, as result of management’s effort to control costs.

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

The Company’s Federal and state income tax benefit for the quarter and six months ended 2009 was $4.1 million, and $9.2 million, respectively, as compared to income tax benefit of $955,000 and $271,000 million for the same periods in 2008.  The negative effective income tax rate for the quarter ended June 30, 2009 was due to the pre-tax loss. The following table shows the effective income tax rates for the second quarter and first six months of 2009 and 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Effective income tax rate	-43.3%	-23.7%	-49.5%	-16.4%

The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company’s investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships and investments in tax-free municipal loans and securities.

Tax-exempt interest income is generated primarily by the Company’s investments in state, county and municipal loans and securities, which provided $84,000 and $63,000 in federal tax-exempt income in the second quarter of 2009 and 2008, respectively.  Although not reflected in the investment portfolio, the Company also has total investments of $5.9 million in low-income housing limited partnerships as of June 30, 2009.  These investments have generated annual tax credits of approximately $1.1 million in each of the years ended December 31, 2008 and 2007.  The investments are expected to generate an additional $5.2 million in aggregate tax credits from 2009 through 2016; however, the amount of the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty.

Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles.  These temporary differences comprise the “deferred” portion of the Company’s tax expense, which is accumulated on the Company’s books as a deferred tax asset or deferred tax liability until such time as they reverse.  As of June 30, 2009, the Company had a net deferred tax asset of approximately $21.7 million.

FINANCIAL CONDITION

As of June 30, 2009, total assets were $1.44 billion, compared to $1.49 billion as of June 30, 2008 and $1.50 billion as of December 31, 2008.   Total securities available-for-sale (at fair value) were $101.8 million, a decrease of 13% from $116.6 million the year before.  SBA loans totaling $20.5 million were transferred to loans held-for-sale at June 30, 2009, in anticipation of loan sales.  The total loan portfolio (excluding loans held-for-sale) was $1.16 billion, a decrease of 4% from $1.21 billion at June 30, 2008, and a decrease of 7% from $1.25 billion at December 31, 2008.  Total deposits remained flat at $1.16 billion as of June 30, 2009, compared to a year ago and increased from $1.15 billion at December 31, 2008.  Securities sold under agreement to repurchase decreased $5.0 million, or 14%, to $30.0 million at June 30, 2009, from $35.0 million at June 30, 2008 and December 31, 2008.

Securities Portfolio

The following table reflects the estimated fair values for each category of securities at the dates indicated:

	June 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$29,494	$13,070	$19,496
U.S. Government Sponsored Entities	6,574	19,658	8,696
Mortgage-Backed Securities	59,621	73,111	69,036
Municipals - Tax Exempt	326	3,640	701
Collateralized Mortgage Obligations	5,822	7,115	6,546
Total Securities Available-for-Sale	$101,837	$116,594	$104,475

The following table summarizes the maturities or weighted average life and weighted average yields of securities at June 30, 2009:

	June 30, 2009 Maturity
			After One and		After Five and
	Within One Year		Within Five Years		Within TenYears		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$29,494	0.58%	$—	—	$—	—	$—	—	$29,494	0.58%
U.S. Government Sponsored Entities	6,574	5.07%	—	—	—	—	—	—	6,574	5.07%
Mortgage-Backed Securities	1,053	2.74%	50,267	4.15%	6,220	4.57%	2,081	5.54%	59,621	4.22%
Municipals - Tax Exempt	326	4.16%	—	—	—	—	—	—	326	4.16%
Collateralized Mortgage Obligations	1,311	1.80%	4,511	5.84%	—	—	—	—	5,822	4.93%
Total Securities Available-for-Sale	$38,758	1.47%	$54,778	4.29%	$6,220	4.57%	$2,081	5.54%	$101,837	3.26%

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

Except for U.S. Treasury securities and debt obligations of U.S. Government sponsored entities, no securities of a single issuer exceeded 10% of shareholders’ equity at June 30, 2009.  The Company has no direct exposure to subprime loans or securities, nor does it own any Fannie Mae or Freddie Mac equity securities.  The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

In the second quarter of 2009, the securities portfolio declined by $14.8 million, or 13%, and decreased to 7% of total assets at June 30, 2009 from 8% at June 30, 2008, and declined by $2.6 million, or 3%, from December 31, 2008.  U.S. Treasury and U.S. Government Sponsored Entity securities increased to 35% of the portfolio at June 30, 2009 from 28% at June 30, 2008 and 27% at December 31, 2008.  The increase was primarily due to purchases of U.S. Government Sponsored Entity securities.  Municipal securities, mortgage-backed securities and collateralized mortgage obligations remained fairly constant in the portfolio in the second quarter of 2009 compared to the second quarter of 2008. The Company’s mortgage-backed securities and collateralized mortgage obligations are primarily U.S. Government Sponsored Entity instruments.  We do not deem these securities to be other than temporarily impaired as of June 30, 2009.

Loans

The Company’s loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company’s financial condition.

Gross loans represented 81% of total assets at June 30, 2009 and June 30, 2008 and represented 83% of total assets at December 31, 2008.  The ratio of loans to deposits decreased to 99.8% at June 30, 2009 from 104.2% at June 30, 2008 and 108.2% at December 31, 2008.  Demand for loans has weakened within the Company’s markets due to the current economic environment.  To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structuring loans.

The Loan Distribution table that follows sets forth the Company’s gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	June 30, 2009		June 30, 2008		December 31, 2008
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$457,981	39%	$509,887	42%	$525,080	42%
Real estate - mortgage	412,430	36%	403,526	33%	405,530	33%
Real estate - land and construction	230,798	20%	243,731	20%	256,567	21%
Home equity	55,372	5%	45,991	4%	55,490	4%
Consumer	3,596	0%	4,686	1%	4,310	0%
Total loans	1,160,177	100%	1,207,821	100%	1,246,977	100%
Deferred loan costs	1,489	—	1,301	—	1,654	—
Loans, including deferred costs	1,161,666	100%	1,209,122	100%	1,248,631	100%
Allowance for loan losses	(31,398)		(20,865)		(25,007)
Loans, net	$1,130,268		$1,188,257		$1,223,624

The Company’s loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and real estate mortgage loans, with the balance in land development, construction and home equity and consumer loans.  The decrease in the Company’s loan portfolio in 2009 is due to loans transferred to loans held-for-sale, diminished loan demand, loan participations sold, and loan payoffs exceeding draw downs of loan commitments.  Loan production increased in real estate mortgages as the Company financed short-term residential mortgages to third party buyers for some of the construction loan projects and a $6.7 million construction loan was funded.  Home equity loans increased in 2009 from the second quarter of 2008, but decreased slightly from the fourth quarter of 2008.  Outstanding loan balances to total loan commitments were 77% at June 30, 2009, compared to 72% at June 30, 2008, and 74% at December 31, 2008, which is partially due to decreases in unfunded commitments as lines of credit are reduced.  The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 60% of its gross loans were secured by real property as of June 30, 2009, compared to 58% as of June 30, 2008, and 57% as of December 31, 2008.  While no specific industry concentration is considered significant, the Company’s lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as “SBA loans”). Prior to third quarter of 2007, the guaranteed portion of these loans were sold in the secondary market depending on market conditions. Once it was determined that these loans would be sold, these loans were classified as held for sale and carried at the lower of cost or market. When the guaranteed portion of an SBA loan was sold, the Company retained the servicing rights for the sold portion.  From the third quarter of 2007 through the first quarter of 2009, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans.  During the second quarter of 2009, the Company transferred $20.5 million of SBA loans to loans held-for-sale.  Subject to market conditions, the Company plans to sell these loans, as well as at least a portion of new SBA loans, to enhance its liquidity and improve noninterest income in future periods.

As of June 30, 2009, real estate mortgage loans of $412.4 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial property. The real estate mortgage loans at June 30, 2009 consist of $204.4 million, or 50%, of owner occupied properties, $195.1 million, or 47%, of investment properties, and $12.9 million, or 3% in other properties.  Properties securing the commercial real estate mortgage loans are primarily located in the Company’s market, which is the Greater San Francisco Bay Area.  Real estate values in the Greater San Francisco Bay Area have declined significantly in the residential market in 2008 and 2009. While the commercial real estate market has not seen the same level of declines as the residential market in the Greater San Francisco Bay Area, it has declined.  The Company’s borrowers could be impacted by a further downturn in these sectors of the economy, which could adversely impact the borrowers’ ability to repay their loans.

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

Additionally, the Company makes home equity lines of credit available to its clients.  Home equity lines of credit are underwritten with a maximum 70% loan to value ratio.  Home equity lines are reviewed at least semiannually, with specific emphasis on loans with a loan to value ratio greater than 70% and loans that were underwritten from mid 2005 through 2008, when real estate values were at the peak in the cycle.  The Company takes measures to work with customers to reduce line commitments and minimize potential losses.  There have been no adverse classifications to date as a result of the review.

With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank’s capital and reserves for unsecured loans and up to 25% of the bank’s capital and reserves for secured loans.  For HBC, these lending limits were $33.1 million and $55.1 million at June 30, 2009.

Loan Maturities

The following table presents the maturity distribution of the Company’s loans as of June 30, 2009. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of June 30, 2009, approximately 71% of the Company’s loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$356,464	$34,667	$66,850	$457,981
Real estate - mortgage	143,612	204,053	64,765	412,430
Real estate - land and construction	210,489	20,309	—	230,798
Home equity	51,712	581	3,079	55,372
Consumer	3,469	127	—	3,596
Loans	$765,746	$259,737	$134,694	$1,160,177

Loans with variable interest rates	$690,989	$72,176	$60,317	$823,482
Loans with fixed interest rates	74,757	187,561	74,377	336,695
Loans	$765,746	$259,737	$134,694	$1,160,177

Loan Servicing

As of June 30, 2009 and 2008, $141.7 million and $158.6 million, respectively, in SBA loans were serviced by the Company for others.  Activity for loan servicing rights was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning of period balance	$867	$1,550	$1,013	$1,754
Additions	—	—	—	—
Amortization	(122)	(243)	(268)	(447)
End of period balance	$745	$1,307	$745	$1,307

Loan servicing rights are included in Accrued Interest and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2009 and 2008, as the fair market value of the assets was greater than the carrying value.

Activity for the I/O strip receivable was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning of period balance	$2,252	$2,247	$2,247	$2,332
Additions	—	—	—	—
Amortization	(85)	(491)	(189)	(653)
Unrealized holding gain (loss)	(56)	172	53	249
End of period balance	$2,111	$1,928	$2,111	$1,928

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

The Company’s credit risk may also be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets.  As an independent community bank serving a specific geographic area, the Company must contend with the unpredictable changes of the general California and, particularly, primary local markets.  The Company’s asset quality has suffered in the past from the impact of national and regional economic recessions, consumer bankruptcies, and depressed real estate values.

Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well secured and in the process of collection); and other real estate owned (“OREO”) from foreclosures.  Management’s classification of a loan as “nonaccrual” is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan.  At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received as long as the collection of all outstanding principal is not in doubt.  The loans may or may not be collateralized, and collection efforts are pursued.  Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution.  OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale.  As of June 30, 2009, we had six OREO properties with a carrying value of $3.1 million.

The following table summarizes the Company’s nonperforming assets at the dates indicated:

	June 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Nonaccrual loans	$57,889	$12,226	$39,981
Loans 90 days past due and still accruing	786	1,488	460
Total nonperforming loans	58,675	13,714	40,441
Other real estate owned	3,062	580	660
Total nonperforming assets	$61,737	$14,294	$41,101

Nonperforming assets as a percentage of total loans plus other real estate owned	5.30%	1.18%	3.30%

Primarily due to the general economic slowdown and a softening of the real estate market, nonperforming assets at June 30, 2009 increased $47.4 million, from June 30, 2008 levels.  Nonperforming assets increased by $20.6 million or 50%, compared to December 31, 2008 and increased $4.9 million or 9% from March 31, 2009.  The increase in nonperforming assets in the second quarter of 2009 was primarily in commercial and land and construction loans. Both the general economic slowdown and soft real estate markets are expected to continue throughout 2009 in some geographic sub-markets and price points.  Real estate assets within the revised federal mortgage guidelines have become available to refinance and investors are coming to the market to purchase commercial real estate assets, but at higher investor returns than have been in the market historically.

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

Management conducts a critical evaluation of the loan portfolio at least quarterly. This evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment, as well as reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, collateral values, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination and independent loan review results, and current economic conditions in the Company’s marketplace, in particular the state of the technology industry and the real estate market. This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into the following categories for purposes of determining an appropriate level of the allowance: “Pass through Special Mention,” “Substandard,” “Substandard Nonaccrual,” “Doubtful” and “Loss”.

Loans are charged-off against the allowance when management believes that the uncollectibility of the loan balance is confirmed. The Company’s methodology for assessing the appropriateness of the allowance consists of several key elements, which include the formula allowance and specific allowances.

Specific allowances are established for impaired loans.  Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including scheduled interest payments. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral, less costs to sell, if the loan is collateral dependent or on the present value of expected future cash flows or values that are observable in the secondary market.  If the measure of the impaired loans is less than the investment in the loan, the deficiency will be charged-off against the allowance for loan losses or, alternatively, a specific allocation within the allowance will be established.  Loans that are considered impaired are specifically excluded from the formula portion of the allowance for loan losses analysis.

The formula portion of the allowance is calculated by applying loss factors to pools of outstanding loans.  The Company updated its methodology for the formula portion of the allowance in the second quarter of 2009.  Previously, loss factors were based on the Company’s historical loss experience, adjusted for significant factors that, in management’s judgment, affected the collectability of the portfolio as of the evaluation date. The adjustment factors for the formula allowance included existing general economic and business conditions affecting the key lending areas of the Company, in particular the real estate market, credit quality trends, collateral values, loan volumes and concentrations, and the technology industry and specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results.  The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

In 2009, the estimated loss factors for pools of loans that are not impaired are based on determining the probability of default and loss given default for loans within each segment of the portfolio, adjusted for significant factors that, in management’s judgment, affect collectability as of the evaluation date.  The adjustment factors are similar to the factors considered under the previous methodology.  The Company’s historical delinquency experience and loss experience are utilized to determine the probability of default and loss given default for segments of the portfolio where the Company has experienced losses in the past, such as commercial loans and construction and land development loans.  For segments of the portfolio where the Company has no significant prior loss experience, such as real estate mortgage loans (no charge-offs from 2004 through 2008), the Company uses quantifiable observable industry data to determine the probability of default and loss given default.

As of December 31, 2008 and March 31, 2009, management estimated losses for pools of loans that are not impaired using both the updated and prior methodologies, and the results were similar.  Management believes the updated methodology is more refined in its calculations and considerably more efficient to use, and discontinued the prior methodology after March 31, 2009.

Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as “classified.” Classified loans include all loans considered as substandard, substandard-nonaccrual, doubtful, and loss and may result from problems specific to a borrower’s business or from economic downturns that affect the borrower’s ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate).  The principal balance of classified loans was $171.8 million at June 30, 2009, $155.7 million at March 31, 2009, and $73.0 million at June 30, 2008. With a continuing downturn in the economic environment, management of the level of classified loans will continue to be a focus for executive management, the lending staff and the Company’s Special Assets Department until these levels subside.

It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio.  On an ongoing basis, we have engaged an outside firm to independently assess our methodology and perform independent credit reviews of our loan portfolio.  The Company’s credit review consultants, the Federal Reserve Bank (“FRB”) and the State of California Department of Financial Institutions (“DFI”) also review the allowance for loan losses as an integral part of the examination process.  Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company’s market area were to further weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company’s future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

The following table summarizes the Company’s loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the Six Months Ended		For the Year Ended
	June 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Balance, beginning of period / year	$25,007	$12,218	$12,218
Net (charge-offs) recoveries	(14,733)	(803)	(2,748)
Provision for loan losses	21,124	9,450	15,537
Balance, end of period / year	$31,398	$20,865	$25,007

RATIOS:
Net charge-offs to average loans	2.43%	0.14%	0.23%
Allowance for loan losses to total loans	2.70%	1.73%	2.00%
Allowance for loan losses to nonperforming loans	53.51%	152.14%	61.84%

Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

Goodwill

Goodwill resulted from the acquisition of Diablo Valley Bank and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually, as of November 30, for impairment with the assistance of a valuation firm. Any such impairment will be recognized in the period identified.  Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit including goodwill is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of goodwill is adjusted to a new cost basis. For purposes of the goodwill impairment test, the valuation of the Company is based on a weighted blend of the income method (discounted cash flows), market approach considering key pricing multiples of similar control transactions, and market price analysis of the Company’s stock.  Management believes the multiples and other assumptions used in these calculations are consistent with current industry practice for valuing similar types of companies. Because of concerns about the Company’s stock price and declining stock prices in the banking industry in general, goodwill was tested for impairment as of March 31 and June 30, 2009 with the assistance of a valuation firm. Based on this assessment, management concluded that there was no impairment of goodwill at March 31 or June 30, 2009.

Deposits

The composition and cost of the Company’s deposit base are important components in analyzing the Company’s net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein.  Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts.  The Company’s liquidity is impacted by the volatility of deposits and other funding sources or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons.  Deposits can be adversely affected if economic conditions in California, and the Company’s market area in particular, continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2009		June 30, 2008		December 31, 2008
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest bearing	$258,464	22%	$262,813	23%	$261,337	22%
Demand, interest bearing	134,318	12%	145,151	12%	134,814	12%
Savings and money market	331,444	28%	435,754	38%	344,767	30%
Time deposits, under $100	43,772	4%	33,911	3%	45,615	4%
Time deposits, $100 and over	170,858	15%	173,766	15%	171,269	15%
Brokered time deposits	224,691	19%	108,623	9%	196,248	17%
Total deposits	$1,163,547	100%	$1,160,018	100%	$1,154,050	100%

The Company obtains deposits from a cross-section of the communities it serves. The Company is not dependent upon funds from sources outside the United States.  At June 30, 2009 and 2008, less than 4% and 2% of deposits were from public sources, respectively.  At December 31, 2008, less than 4% of deposits were from public sources.

The increase in deposits was primarily due to an increase in brokered deposits. The Company had brokered deposits totaling approximately $224.7 million, $108.6 million and $196.2 million at June 30, 2009, June 30, 2008 and December 31, 2008 respectively.  These brokered deposits generally mature within one to three years.

Heritage Bank of Commerce is a member of the Certificate of Deposit Account Registry Service (“CDARS”) program.  The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program.  Deposits gathered through this program have been considered brokered deposits under regulatory guidelines.  Deposits in the CDARS program totaled $14.2 million at June 30, 2009, and $11.7 million at December 31, 2008.  There were no deposits in the CDARS program at June 30, 2008.

The following table indicates the maturity schedule of the Company’s time deposits of $100,000 or more as of June 30, 2009:

	June 30, 2009
	Balance	% of Total
	(Dollars in thousands)
Three months or less	$123,872	31%
Over three months through six months	86,398	22%
Over six months through twelve months	67,335	17%
Over twelve months	116,760	30%
Total	$394,365	100%

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

Return on Equity and Assets

The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for the second quarter and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Return on average assets	-1.48%	-0.85%	-1.28%	-0.20%
Return on average tangible assets	-1.53%	-0.88%	-1.32%	-0.20%
Return on average equity	-11.90%	-8.34%	-10.27%	-1.81%
Return on average tangible equity	-16.08%	-12.30%	-13.83%	-2.63%
Dividend payout ratio (1)	N/A	-31.64%	-2.25%	-144.88%
Average equity to average assets ratio	12.45%	10.21%	12.47%	10.85%

(1) Percentage is calculated based on dividends paid on common stock divided by net income (loss) available to common shareholders.

Off-Balance Sheet Arrangements

In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company’s consolidated balance sheets. Total unused commitments to extend credit were $360.5 million at June 30, 2009, as compared to $465.3 million at June 30, 2008.  Unused commitments represented 31% and 39% of outstanding gross loans at June 30, 2009 and 2008, respectively.

The effect on the Company’s revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company’s commitments to extend credit as of June 30, 2009, and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commitments to extend credit	$338,102	$414,312
Standby letters of credit	22,354	22,260
	$360,456	$436,572

Liquidity and Asset/Liability Management

Liquidity refers to the Company’s ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion.  At various times the Company requires funds to meet short term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments.  An integral part of the Company’s ability to manage its liquidity position appropriately is the Company’s large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands.  The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity.  Excess balance sheet liquidity can negatively impact the Company’s interest margin. In order to meet short-term liquidity needs, the Company utilizes overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources and maintains collateralized lines of credit with the FHLB and the FRB.  In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available-for-sale.

During 2008, the Company experienced a tightening in its liquidity position as a result of significant loan growth, which was partially funded by an increase in brokered deposits.  Since December 31, 2008, the Company had loan contraction of $66 million, including loans held-for-sale, and it has experienced a modest improvement in its liquidity position.

Federal Home Loan Bank and Federal Reserve Bank Borrowings & Available Lines of Credit

The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. At June 30, 2009, the Company had $15 million of overnight borrowings from the FHLB, bearing interest at 0.11%. At June 30, 2008, the Company had $81 million of overnight borrowings from the FHLB, which was the maximum amount available, bearing interest at 2.87%.   At December 31, 2008, the Company had $55 million of overnight borrowings, bearing interest at 0.05%. The Company had $279.1 million of loans pledged to the FHLB as collateral on an available line of credit of $145.5 million at June 30, 2009.

The Company can also borrow from FRB’s discount window.  The Company had $178.6 million of loans pledged to the FRB as collateral on an available line of credit of $116.1 million at June 30, 2009, none of which was outstanding.

At June 30, 2009, June 30, 2008, and December 31, 2008, Heritage Bank of Commerce had Federal funds purchase arrangements available of $45 million, $50 million, and $65 million, respectively.

The Company also had a $15 million line of credit with a correspondent bank, of which $12 million was outstanding as of June 30, 2008, and $15 million was outstanding as of December 31, 2008.  The Company repaid the line of credit in March 2009.

We also utilize securities sold under repurchase agreements to manage our liquidity position.  Repurchase agreements are accounted for as collateralized financial transactions and are secured by mortgage-backed securities carried at amortized cost of approximately $32.9 million at June 30, 2009. Repurchase agreements totaled $30.0 million at June 30, 2009, compared to $35.0 million at June 30, 2008, and December 31, 2008.

The following table summarizes the Company’s borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Average balance year-to-date	$77,834	$74,373	$90,511
Average interest rate year-to-date	1.57%	2.88%	2.50%
Maximum month-end balance during the period	$122,000	$133,000	$105,000
Average rate at June 30	1.65%	2.62%	2.27%

Because most of the growth in loans in 2008 was funded with deposits, other liquidity ratios tracked by the Company, such as unfunded loan commitments to secondary reserves ratio, have been slightly outside of policy guidelines for several months. We continue to watch these ratios closely, and expect that these ratios will revert back within guidelines.

Capital Resources

The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently consists of total shareholders’ equity (excluding accumulated other comprehensive income or loss) and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less intangible assets and disallowed deferred tax assets. Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	June 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$135,515	$117,784	$160,146
Tier 2 Capital	15,956	16,864	16,989
Total risk-based capital	$151,471	$134,648	$177,135

Risk-weighted assets	$1,260,709	$1,344,899	$1,350,823
Average assets for capital purposes	$1,393,157	$1,408,346	$1,449,380

				Minimum
				Regulatory
Capital ratios				Requirements
Total risk-based capital	12.0%	10.0%	13.1%	8.00%
Tier 1 risk-based capital	10.7%	8.8%	11.9%	4.00%
Leverage (1)	9.7%	8.4%	11.0%	4.00%

(1)                    Tier 1 capital divided by average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	June 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$132,424	$129,362	$149,493
Tier 2 Capital	16,005	16,853	16,973
Total risk-based capital	$148,429	$146,215	$166,466

Risk-weighted assets	$1,264,684	$1,343,988	$1,349,471
Average assets for capital purposes	$1,396,746	$1,407,320	$1,449,158

				Well-Capitalized	Minimum
				Regulatory	Regulatory
Capital ratios				Requirements	Requirements
Total risk-based capital	11.7%	10.9%	12.3%	10.00%	8.00%
Tier 1 risk-based capital	10.5%	9.6%	11.1%	6.00%	4.00%
Leverage (1)	9.5%	9.2%	10.3%	5.00%	4.00%

(1)                    Tier 1 capital divided by average assets (excluding goodwill and other intangible assets).

The table above presents the capital ratios of the HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC’s prompt corrective action authority.

At June 30, 2009 and 2008, and December 31, 2008, the Company’s and HBC’s capital met all minimum regulatory requirements.   As of June 30, 2009, HBC was considered “Well Capitalized” under the prompt corrective action provisions.

U.S. Treasury TARP Capital Purchase Program

The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of our common stock to the Treasury through the TARP Capital Purchase Program. The Series A Preferred qualifies as a component of Tier 1 capital.

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

At June 30, 2009, it was estimated that the Company’s MV would increase 14.2% in the event of a 200 basis point increase in market interest rates. The Company’s MV at the same date would decrease 22.7% in the event of a 200 basis point decrease in applicable interest rates.

Presented below, as of June 30, 2009 and 2008, is an analysis of the Company’s interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in applicable interest rates:

	June 30, 2009				June 30, 2008
	$ Change	% Change	Market Value as a % of		$ Change	% Change	Market Value as a % of
	in Market	in Market	Present Value of Assets		in Market	in Market	Present Value of Assets
	Value	Value	MV Ratio	Change (bp)	Value	Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+ 200 bp	$29,534	14.2%	16.6%	206	$33,157	13.3%	19.0%	223
0 bp	$—	0.0%	14.6%	—	$—	0.0%	16.7%	—
- 200 bp	$(47,268)	-22.7%	11.3%	(330)	$(67,680)	-27.2%	12.2%	(455)

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2008. The Company updated its methodology for determining its allowance for loan losses in 2009 as discussed earlier in this Item 2.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4 — CONTROLS AND PROCEDURES

Disclosure Control and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2009.  As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis.  Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company’s disclosure controls were effective as of June 30, 2009, the period covered by this report on Form 10-Q.

During the three months and six months ended June 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS

The Company is involved in certain legal actions arising from normal business activities.  Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A — RISK FACTORS

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission.  These cautionary statements are to be used as a reference in connection with any forward-looking statements.  The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.  There are no material changes in the “Risk Factors” previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3 — DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2009 Annual Meeting of Shareholders on May 28, 2009. There were 11,820,509 issued and outstanding shares of Company Common Stock on April 2, 2009, the record date for the 2009 Annual Meeting. Each of the shares voting at the meeting was entitled to one vote.

At the 2009 Annual Meeting, the following actions were taken:

(a) Election of Directors

At the 2009 Annual Meeting, eleven directors of the Company were elected for one year terms.  The following chart indicates the number of shares cast for each elected director:

Name of Director	Votes For	Votes Withheld

Frank G. Bisceglia	9,937,622	259,496

James R. Blair	9,999,605	197,513

Jack W. Conner	9,999,158	197,960

Celeste V. Ford	10,019,297	177,821

John J. Hounslow	9,289,978	907,140

Walter T. Kaczmarek	9,995,779	201,339

Mark E. Lefanowicz	9,852,820	344,298

Robert T. Moles	9,952,079	245,039

Humphrey P. Polanen	9,979,837	217,281

Charles J. Toeniskoetter	9,977,290	219,828

Ranson W. Webster	9,950,909	246,209

(b) To provide advisory approval on the Heritage Commerce Corp executive compensation program, as required under the American Recovery and Reinvestment Act of 2009 since the Company is a participant in the U.S. Treasury’s Capital Purchase Program.

At the 2009 Annual Meeting, the Company’s executive compensation program was approved. The following table indicates the number of shares cast for the executive compensation program:

FOR	9,617,788

AGAINST	347,652

ABSTAIN	231,678

BROKERED NON-VOTES	0

(c) To approve an amendment to and restatement of the Heritage Commerce Corp 2004 Stock Option Plan to permit the grant of restricted stock.

At the 2009 Annual Meeting, the amendment and restatement of the Heritage Commerce Corp 2004 Stock Option Plan to permit the grant of restricted stock was approved.  The following table indicates number of shares cast for the amendment and restatement:

FOR	5,857,890

AGAINST	1,291,822

ABSTAIN	368,562

BROKERED NON-VOTES	2,678,844

(d) Ratification of Independent Registered Accounting Firm

At the 2009 Annual Meeting, Crowe Horwath LLP was ratified as the Company’s independent registered accounting firm. The following table indicates the number of shares cast to ratify the independent registered accounting firm:

FOR	10,063,958

AGAINST	25,127

ABSTAIN	108,033

BROKERED NON-VOTES	0

ITEM 5 — OTHER INFORMATION

None

ITEM 6 — EXHIBITS

Exhibit	Description

3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)

3.2	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report or Form 10-K filed on March 16, 2009)

4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 26, 2008)

4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on November 26, 2008)

31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp
(Registrant)

August 10, 2009	/s/ Walter T. Kaczmarek
Date	Walter T. Kaczmarek
Chief Executive Officer

August 10, 2009	/s/ Lawrence D. McGovern
Date	Lawrence D. McGovern
Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)

3.2	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report or Form 10-K filed on March 16, 2009)

4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed November 26, 2008)

4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Form 8-K filed on November 26, 2008)

31.1	Certification of Registrant’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Registrant’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Registrant’s Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

32.2	Certification of Registrant’s Chief Financial Officer Pursuant To 18 U.S.C. Section 1350