Form 10-Q
period 2009-09-30
HERITAGE COMMERCE CORP
filed 2009-10-28
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-23877

Heritage Commerce Corp
(Exact name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0469558 (I.R.S. Employer Identification No.)
150 Almaden Boulevard, San Jose, California (Address of Principal Executive Offices)	95113 (Zip Code)

(408) 947-6900
(Registrant's Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐    NO ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        The Registrant had 11,820,509 shares of common stock outstanding on October 22, 2009.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp

Consolidated Balance Sheets (Unaudited)

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Assets
Cash and due from banks	$42,105	$29,996
Federal funds sold	150	100

Total cash and cash equivalents	42,255	30,096
Securities available-for-sale, at fair value	96,618	104,475
Loans held-for-sale, at lower of cost or market, including deferred costs	21,976	—
Loans, including deferred costs	1,081,568	1,248,631
Allowance for loan losses	(28,976)	(25,007)

Loans, net	1,052,592	1,223,624
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,444	7,816
Company owned life insurance	41,897	40,649
Premises and equipment, net	9,182	9,517
Goodwill	43,181	43,181
Intangible assets	3,750	4,231
Accrued interest receivable and other assets	47,715	35,638

Total assets	$1,367,610	$1,499,227

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$250,515	$261,337
Demand, interest bearing	139,919	134,814
Savings and money market	324,611	344,767
Time deposits, under $100	43,559	45,615
Time deposits, $100 and over	134,533	171,269
Time deposits-CDARS	41,418	11,666
Time deposits-brokered	181,819	184,582

Total deposits	1,116,374	1,154,050
Notes payable to subsidiary grantor trusts	23,702	23,702
Securities sold under agreement to repurchase	25,000	35,000
Note payable	—	15,000
Other short-term borrowings	—	55,000
Accrued interest payable and other liabilities	29,111	32,208

Total liabilities	1,194,187	1,314,960
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 40,000 shares outstanding (liquidation preference of $1,000 per share plus accrued dividends)	39,846	39,846
Discount on preferred stock	(1,687)	(1,946)
Common stock, no par value; 30,000,000 shares authorized; 11,820,509 shares outstanding	79,884	78,854
Retained earnings	57,563	70,986
Accumulated other comprehensive loss	(2,183)	(3,473)

Total shareholders' equity	173,423	184,267

Total liabilities and shareholders' equity	$1,367,610	$1,499,227

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$14,727	$17,919	$44,619	$53,524
Securities, taxable	753	1,250	2,702	4,137
Securities, non-taxable	1	17	9	64
Interest bearing deposits in other financial institutions	14	1	21	10
Federal funds sold	—	10	—	56

Total interest income	15,495	19,197	47,351	57,791
Interest expense:
Deposits	3,228	4,911	10,652	15,285
Notes payable to subsidiary grantor trusts	476	527	1,463	1,610
Repurchase agreements	168	264	638	674
Note payable	—	100	82	184
Other short-term borrowings	—	349	53	920

Total interest expense	3,872	6,151	12,888	18,673

Net interest income before provision for loan losses	11,623	13,046	34,463	39,118
Provision for loan losses	7,129	1,587	28,253	11,037

Net interest income after provision for loan losses	4,494	11,459	6,210	28,081
Noninterest income:
Gain on sale of loans	643	—	643	—
Service charges and fees on deposit accounts	557	505	1,665	1,457
Increase in cash surrender value of life insurance	420	416	1,248	1,232
Servicing income	382	491	1,210	1,347
Other	348	276	808	958

Total noninterest income	2,350	1,688	5,574	4,994
Noninterest expense:
Salaries and employee benefits	5,730	5,665	17,831	17,694
Occupancy and equipment	1,005	1,348	2,893	3,511
Professional fees	691	468	2,833	2,112
Deposit insurance premiums and regulatory assessments	631	238	2,590	626
Low income housing investment expense	217	208	642	661
Insurance	203	148	393	397
Software subscriptions	203	291	616	703
Data processing	196	252	686	751
Provision for off-balance sheet credit risk	173	(40)	166	(53)
Client services	146	196	450	629
Amortization of intangible assets	160	176	481	565
Director fees	141	141	436	408
Advertising and promotion	96	186	320	609
Other	1,152	1,120	3,848	3,361

Total noninterest expense	10,744	10,397	34,185	31,974

Income (loss) before income taxes	(3,900)	2,750	(22,401)	1,101
Income tax expense (benefit)	(1,824)	309	(10,990)	39

Net income (loss)	$(2,076)	$2,441	$(11,411)	$1,062
Dividends and discount accretion on preferred stock	(599)	—	(1,776)	—

Net income (loss) allocable to common shareholders	$(2,675)	$2,441	$(13,187)	$1,062

Earnings (loss) per common share:
Basic	$(0.23)	$0.21	$(1.12)	$0.09
Diluted	$(0.23)	$0.21	$(1.12)	$0.09

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30, 2009 and 2008

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
					Retained Earnings		Total Shareholders' Equity	Comprehensive Income (Loss)
	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2008	$—	$—	12,774,926	$92,414	$73,298	$(888)	$164,824
Cumulative effect adjustment upon adoption of EITF 06-4, net of deferred income taxes (See Note 2)	—	—	—	—	—	(3,182)	(3,182)
Net income	—	—	—	—	1,062	—	1,062	$1,062
Net change in unrealized gain on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	336	336	336
Decrease in pension liability, net of deferred income taxes	—	—	—	—	—	40	40	40

Total comprehensive income							—	$1,438

Amortization of restricted stock award	—	—	—	116	—	—	116
Dividends declared on common stock, $0.24 per share	—	—	—	—	(2,872)	—	(2,872)
Commom stock repurchased	—	—	(1,007,749)	(17,655)	—	—	(17,655)
Stock option expense	—	—	—	1,034	—	—	1,034
Stock options exercised, including related tax benefits	—	—	53,332	581	—	—	581

Balance, September 30, 2008	$—	$—	11,820,509	$76,490	$71,488	$(3,694)	$144,284

Balance, January 1, 2009	$39,846	$(1,946)	11,820,509	$78,854	$70,986	$(3,473)	$184,267
Net loss	—	—	—	—	(11,411)	—	(11,411)	$(11,411)
Net change in unrealized gain/loss on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	593	593	593
Net decrease in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	697	697	697

Total comprehensive loss								$(10,121)

Amortization of restricted stock award	—	—	—	115	—	—	115
Cash dividends accrued on preferred stock	—	—	—	—	(1,517)	—	(1,517)
Accretion of discount on preferred stock	—	259	—	—	(259)	—	—
Cash dividend declared on common stock, $0.02 per share	—	—	—	—	(236)	—	(236)
Stock option expense	—	—	—	985	—	—	985
Income tax effect of restricted stock award vesting	—	—	—	(70)	—	—	(70)

Balance, September 30, 2009	$39,846	$(1,687)	11,820,509	$79,884	$57,563	$(2,183)	$173,423

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,411)	$1,062
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	604	807
Loss on sale of securities available-for-sale	7	—
Provision for loan losses	28,253	11,037
Stock option expense	985	1,034
Amortization of intangible assets	481	565
Amortization of restricted stock award	115	116
Amortization (accretion) of discounts and premiums on securities	(324)	442
Gain on sale of foreclosed assets	(106)	—
Gain on sale of SBA loans	(643)	—
Net change in SBA loans originated for sale	(15,056)	—
Increase in cash surrender value of life insurance	(1,248)	(1,232)
Effect of changes in:
Accrued interest receivable and other assets	(10,456)	2,246
Accrued interest payable and other liabilities	(1,943)	(1,435)

Net cash provided by (used in) operating activities	(10,742)	14,642

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	116,417	(215,637)
Sales of SBA loans previously transferred to held-for-sale	15,369	—
Net change in SBA loans previously transferred to held-for-sale	(1,140)	—
Purchases of securities available-for-sale	(69,271)	(19,957)
Maturities/Paydowns/Calls of securities available-for-sale	69,815	47,209
Proceeds from sale of securities available-for-sale	8,552	—
Purchase of company-owned life insurance	—	(361)
Purchase of premises and equipment	(269)	(817)
Purchase of Federal Home Loan Bank snd Federal Reserve Bank stock	(628)	(277)
Proceeds from sale of foreclosed assets	3,505	902

Net cash provided by (used in) investing activities	142,350	(188,938)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(37,676)	121,958
Exercise of stock options	—	581
Income tax effect of restricted stock award vesting	(70)	—
Common stock repurchased	—	(17,655)
Payment of cash dividends—common stock	(236)	(2,872)
Payment of cash dividends—preferred stock	(1,467)	—
Payment of other liability	—	(91)
Net change in other short-term borrowings	(55,000)	35,000
Net change in note payable	(15,000)	—
Net change in securities sold under agreement to repurchase	(10,000)	24,100

Net cash provided by (used in) financing activities	(119,449)	161,021

Net increase (decrease) in cash and cash equivalents	12,159	(13,275)
Cash and cash equivalents, beginning of period	30,096	49,093

Cash and cash equivalents, end of period	$42,255	$35,818

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$13,215	$19,220
Income taxes	$1,250	$1,858
Supplemental schedule of non-cash investing and financing activities:
Transfer of portfolio loans to loans held-for-sale	$20,506	$—
Loans transferred to foreclosed assets	$5,856	$830

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements

September 30, 2009

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary, Heritage Bank of Commerce ("HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2008. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. On June 20, 2007, the Company completed its acquisition of Diablo Valley Bank ("DVB"). DVB was merged into HBC on the acquisition date.

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

        In the Company's opinion, all adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. All intercompany transactions and balances have been eliminated.

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

        The results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2009.

Adoption of New Accounting Standards

        In February 2008, the FASB issued Staff Position ("FSP") 157-2, "Effective Date of FASB Statement No. 157." This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. On October 10, 2008 the FASB issued FSP 157-3, "Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active," which illustrates key considerations in determining the fair value of a financial asset when the market for that asset is not active. FSP 157-3 provides clarification for how to consider various inputs in determining fair value under current market conditions consistent with the principles of FAS 157. FSP 157-3 became effective upon issuance. Adoption of these FSPs has not impacted the Company.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

1) Basis of Presentation (Continued)

        In December 2007, FASB issued Statement 141 (revised 2007), "Business Combinations," which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This Statement is effective for fiscal years beginning on or after December 15, 2008. The adoption of this standard did not impact the Company's financial statements.

        In December 2007, FASB issued Statement 160, "Noncontrolling Interests in Consolidated Financial Statements." This statement is intended to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008. The adoption of this standard did not impact the Company's financial statements.

        In March 2008, FASB issued Statement 161, "Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133." This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard did not impact the Company's financial statements.

        In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—"Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method of FASB Statement No. 128, "Earnings Per Share." FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented shall be adjusted retrospectively to conform with the provisions of this FSP. Upon adoption of FSP EITF 03-6-1 in 2009, the Company began including non-vested restricted stock award shares in the computation of basic EPS. Previously, non vested restricted stock awards were excluded from the basic EPS computation and included in the diluted EPS computation. The 2008 EPS data presented has been adjusted retrospectively to conform with the provisions of this FSP, although this change in computation did not involve a sufficient number of shares to change basic and diluted EPS from the amounts previously reported.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

1) Basis of Presentation (Continued)

        In April 2009, the FASB issued FSP 115-2 & 124-2, "Recognition and Presentation of Other Than Temporary Impairments." The FSP eliminates the requirement for the issuer to evaluate whether it has the intent and ability to hold an impaired investment until maturity. Conversely, the new FSP requires the issuer to recognize an other than temporary impairment ("OTTI") if the issuer intends to sell the impaired security or the issuer will be required to sell the security prior to recovery. In the event that the sale of the security in question prior to its maturity is not probable but the entity does not expect to recover its amortized cost basis in that security, then the entity will be required to recognize an OTTI. In the event that the recovery of the security's cost basis prior to maturity is not probable and an OTTI is recognized, the FSP provides that any component of the OTTI relating to a decline in the creditworthiness of the debtor should be reflected in earnings, with the remainder being recognized in Other Comprehensive Income. Conversely, in the event that the issuer determines that sale of the security in question prior to recovery is probable, then the entire OTTI will be recognized in earnings. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

        In April 2009, the FASB issued FSP 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly." The FSP provides additional guidance for determining fair value based on observable transactions. The FSP provides that if evidence suggests that an observable transaction was not executed orderly that little, if any, weight should be assigned to this indication of an asset's or liability's fair value. Conversely, if evidence suggests that the observable transaction was executed orderly then the transaction price of the observable transaction may be appropriate to use in determining the fair value of the asset/liability in question, with appropriate weighting given to this indication based on facts and circumstances. Finally, if there is no way for the entity to determine whether the observable transaction was executed orderly, relatively less weight should be ascribed to this indicator of fair value. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

        In April 2009, the FASB issued FSP 107-1 & APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments." The FSP provides that publicly traded companies must provide information concerning the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP on June 30, 2009 resulted in additional disclosures which are presented in Note 6 of the Company's consolidated financial statements.

        In May 2009, the FASB issued Statement No. 165, "Subsequent Events." Statement 165 sets forth guidance concerning the recognition or disclosure of events or transactions that occur subsequent to the balance sheet date but prior to the release of the financial statements. The statement also defines "available to be issued" financial statements as financial statements that are complete and in a format that complies with GAAP and have received all the required approvals, for example from the board of directors. The statement sets forth that management of a public company must evaluate subsequent

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

1) Basis of Presentation (Continued)

events for recognition and/or disclosure through the date of issuance, whereas private companies need only evaluate subsequent events through the date the financial statements became available to be issued. The statement also delineates between and defines the recognition and disclosure requirements for Recognized Subsequent Events and Non-Recognized Subsequent Events. Recognized Subsequent Events provide additional evidence about conditions that existed as of the balance sheet date and will be recognized in the entity's financial statements. Non-Recognized Subsequent Events provide evidence about conditions that did not exist as of the balance sheet date and if material will warrant disclosure of the nature of the subsequent event and the financial impact. An entity shall disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or available to be issued. This statement is effective for interim and annual reporting periods ending after June 15, 2009. The Company has evaluated subsequent events through the date of issuance of these financial statements on October 28, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

Newly Issued, but not yet Effective Accounting Standards

        In June 2009, the FASB issued Statement No. 166, "Accounting for the Transfer of Financial Assets—an Amendment of FASB Statement No. 140." Statement 166 removes the concept of a special purpose entity ("SPE") from Statement 140 and removes the exception from applying FASB Interpretation No. 46(R), "Consolidation of Variable Interest Entities," to qualifying SPEs. It limits the circumstances in which a transferor derecognizes a financial asset. The statement amends the requirements for the transfer of a financial asset to meet the requirements for "sale" accounting. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company is currently evaluating the impact of Statement 166 on its financial position and results of operations.

        In June 2009, the FASB issued Statement No. 167, "Amendments to FASB Interpretation No. 46(R)." This Statement amends Interpretation 46(R) to require an enterprise to perform an analysis to determine whether the enterprise's variable interest gives it a controlling financial interest in the variable interest entity. The statement is effective for all interim and annual periods beginning after November 15, 2009. The Company does not expect adoption of Statement 167 to have a material impact on the Company's financial statements.

        On July 1, 2009, the FASB's GAAP Codification became effective as the sole authoritative source of GAAP. This codification was issued under FASB Statement No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162." This Codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. Statement 168 is effective for all interim and annual periods ending after September 15, 2009.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

2) Reclassification of Cumulative Effect Adjustment

        As allowed by SEC Staff Accounting Bulletin No. 108 ("SAB 108"), the Company reclassified a cumulative effect adjustment of $3.2 million from retained earnings to accumulated other comprehensive income as of January 1, 2008. Total shareholders' equity remains unchanged due to this reclassification. The reclassification does not affect assets, liabilities, net income or loss, or cash flows for any period.

        In September 2006, the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") finalized Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements." This issue requires that a liability be recorded over the average life expectancy when a split-dollar life insurance agreement continues after a participant's employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted EITF 06-4 on January 1, 2008. The adoption of EITF 06-4 resulted in a cumulative effect adjustment to retained earnings of $3.2 million, net of deferred income taxes, at January 1, 2008. The Company has determined that this adjustment should have been made to accumulated other comprehensive income instead of retained earnings.

3) Earnings Per Share

        Basic earnings per share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. Due to the Company's net loss in 2009, all stock options and warrants were excluded from the computation of diluted earnings (loss) per share. There were 984,962 and 846,672 stock options for the three and nine months ended September 30, 2008, respectively, considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the periods presented, net income (loss) is the same for basic and diluted earnings (loss) per share. Reconciliation of weighted average shares used in computing basic and diluted earnings (loss) per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Weighted average common shares outstanding—used in computing basic earnings (loss) per share	11,820,509	11,810,091	11,820,509	12,063,710
Dilutive effect of stock options and warrants outstanding, using the treasury stock method	N/A	17,121	N/A	37,103

Shares used in computing diluted earnings (loss) per share	11,820,509	11,827,212	11,820,509	12,100,813

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at September 30, 2009 and December 31, 2008 were as follows:

September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$39,998	$1	$—	$39,999
U.S. Government Sponsored Entities	1,998	20	—	2,018
Municipals—Tax Exempt	—	—	—	—
Mortgage-Backed Securities—Residential	46,884	2,063	(3)	48,944
Collateralized Mortgage Obligations—Residential	5,414	243	—	5,657

Total securities available-for-sale	$94,294	$2,327	$(3)	$96,618

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$19,370	$126	$—	$19,496
U.S. Government Sponsored Entities	8,457	239	—	8,696
Municipals—Tax Exempt	696	5	—	701
Mortgage-Backed Securities—Residential	68,180	1,241	(385)	69,036
Collateralized Mortgage Obligations—Residential	6,370	198	(22)	6,546

Total securities available-for-sale	$103,073	$1,809	$(407)	$104,475

        At September 30, 2009, the Company held 53 securities, of which one had a fair value below amortized cost. No security has been carried with an unrealized loss for over 12 months. No security sustained a downgrade in credit rating. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the security approaches its maturity date and/or market rates decline.

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

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

4) Securities (Continued)

        The estimated fair values of securities as of September 30, 2009, by weighted average life are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties:

	September 30, 2009 Weighted Average Life
	Within One Year	After One and Within Five Years	After Five and Within TenYears	After Ten Years	Total
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$39,999	$—	$—	$—	$39,999
U.S. Government Sponsored Entities	2,018	—	—	—	2,018
Mortgage-Backed Securities—Residential	870	37,798	5,807	4,469	48,944
Collateralized Mortgage Obligations—Residential	1,268	4,389	—	—	5,657

Total Securities Available-for-Sale	$44,155	$42,187	$5,807	$4,469	$96,618

5) Loans

        Loans were as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Loans held for sale	$21,976	$—
Loans held for investment
Commercial	$414,441	$525,080
Real estate—mortgage	405,486	405,530
Real estate—land and construction	197,374	256,567
Home equity	51,768	55,490
Consumer	11,476	4,310

Loans	1,080,545	1,246,977
Deferred loan origination costs and fees, net	1,023	1,654

Loans, including deferred costs	1,081,568	1,248,631
Allowance for loan losses	(28,976)	(25,007)

Loans, net	$1,052,592	$1,223,624

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

5) Loans (Continued)

        Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
			For the Year Ended December 31, 2008
	2009	2008
	(Dollars in thousands)
	(Dollars in thousands)
Balance, beginning of period	$25,007	$12,218	$12,218
Loans charged-off	(25,253)	(935)	(2,806)
Recoveries	969	3	58

Net charge-offs	(24,284)	(932)	(2,748)
Provision for loan losses	28,253	11,037	15,537

Balance, end of period	$28,976	$22,323	$25,007

        Impaired loans were as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Period-end loans with no allocated allowance for loan losses	$9,472	$10,745
Period-end loans with allocated allowance for loan losses	45,792	50,805

Total	$55,264	$61,550

        Nonperforming loans include both smaller dollar balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Loans past due over 90 days still on accrual	$144	$460
Nonaccrual loans	$55,120	$39,981

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

6) Supplemental Retirement Plan

        The Company has a supplemental retirement plan ("Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Components of net periodic benefits cost:
Service cost	$241	$203	$723	$609
Interest cost	191	182	573	546
Prior service cost	9	9	27	27
Amortization of net acturial loss	48	14	144	42

Net periodic cost	$489	$408	$1,467	$1,224

7) Fair Value

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

  Level 3: Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

        The fair values of U.S. Treasury securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). The fair values of all other securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by an independent appraiser. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

7) Fair Value (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
September 30, 2009
Available-for-sale securities	$96,618	$39,999	$56,619	$—
I/O strip receivables	$2,084	$—	$2,084	$—
December 31, 2008
Available-for-sale securities	$104,475	$19,496	$84,979	$—
I/O strip receivables	$2,248	$—	$2,248	$—

Assets and Liabilities Measured on a Non-Recurring Basis

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
September 30, 2009
Impaired loans	$45,361	$—	$45,361	$—
December 31, 2008
Impaired loans	$40,224	$—	$40,224	$—

        Impaired loans, which are measured primarily for impairment using the fair value of the collateral, were $55.3 million, with an allowance for loan losses of $9.9 million at September 30, 2009, compared to loans measured primarily for impairment using the fair value of the collateral of $46.7 million, with an allowance for loan losses of $6.5 million at December 31, 2008, resulting in an additional provision for loan losses of $21.4 million for the nine months ended September 30, 2009.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

7) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments, at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$42,255	$42,255	$30,096	$30,096
Securities available-for-sale	96,618	96,618	104,475	104,475
Loans (including loans held-for-sale), net	1,074,568	1,082,073	1,223,624	1,222,761
FHLB and FRB stock	8,444	N/A	7,816	N/A
Accrued interest receivable	3,135	3,135	4,116	4,116
Liabilities
Time deposits	$401,329	$404,383	$413,132	$417,163
Other deposits	715,045	715,045	740,918	740,918
Securities sold under agreement to repurchase	25,000	25,444	35,000	35,788
Note payable	—	—	15,000	15,000
Other short-term borrowings	—	—	55,000	55,000
Notes payable to subsidiary grantor trusts	23,702	15,870	23,702	18,600
Accrued interest payable	1,184	1,184	1,510	1,510

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

        The fair value of performing fixed rate loans is calculated by discounting scheduled future cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value of variable rate loans approximates the carrying amount as these loans generally reprice within 90 days. The fair value of loans held for sale is based on estimated market values.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

7) Fair Value (Continued)

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

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2009

(Unaudited)

8) Comprehensive Income

        Comprehensive income (loss) for the three months ended September 30, 2009 and 2008 consists of the following:

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Net income (loss)	$(2,076)	$2,441
Other comprehensive income	1,067	418

Total comprehensive income (loss)	$(1,009)	$2,859

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp and its wholly owned subsidiary, Heritage Bank of Commerce. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the "Company," "Heritage," "we," "us," and "our," in this Report on Form 10-Q refer to Heritage Commerce Corp and Heritage Bank of Commerce.

        This Report on Form 10-Q contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements often can be, but are not always, identified by the use of words such as "assume," "expect," "intend," "plan," "project," "believe," "estimate," "predict," "anticipate," "may," "might," "should," "could," "goal," "potential" and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements include statements relating to our projected growth, anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition.

        These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. In addition, our past results of operations do not necessarily indicate our future results. Please see our most recent Annual Report on Form 10-K for the year ended December 31, 2008 and our subsequent Quarterly Reports on Form 10-Q and the other information contained in this Report on Form 10-Q for a further discussion of these and other risks and uncertainties applicable to our business. The forward-looking statements could be affected by many factors, including but not limited to:

  •
  Our ability to attract new deposits and loans;

  •
  Local, regional, and national economic conditions and events and the impact they may have on us and our customers;

  •
  Risks associated with concentrations in real estate related loans;

  •
  Increasing levels of classified assets, including nonperforming assets, which could adversely affect our earnings and liquidity;

  •
  Market interest rate volatility;

  •
  Stability of funding sources and continued availability of borrowings;

  •
  Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth and constrain our activities, including the terms of an anticipated written agreement to be entered into by the Company and the Board of Governors of the Federal Reserve System;

  •
  Changes in accounting standards and interpretations;

  •
  Significant decline in the market value of the Company that could result in an impairment of goodwill;

  •
  Our ability to raise capital or incur debt on reasonable terms;

  •
  Regulatory limits on the Heritage Bank of Commerce's ability to pay dividends to the Company;

  •
  Effectiveness of the Emergency Economic Stabilization Act of 2008, the American Recovery and Reinvestment Act of 2009 and other legislative and regulatory efforts to help stabilize the U.S. financial markets;

  •
  Future legislative or administrative changes to the U.S. Treasury Capital Purchase Program enacted under the Emergency Economic Stabilization Act of 2008;

  •
  The impact of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 and related rules and regulations on our business operations and competitiveness, including the impact of executive compensation restrictions, which may affect our ability to retain and recruit executives in competition with other firms who do not operate under those restrictions; and

  •
  Our success in managing the risks involved in the foregoing items.

        We are not able to predict all the factors that may affect future results. You should not place undue reliance on any forward-looking statement, which speaks only as of the date of this Report on Form 10-Q. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

EXECUTIVE SUMMARY

        This summary is intended to identify the most important matters on which management focuses when it evaluates the financial condition and performance of the Company. When evaluating financial condition and performance, management looks at certain key metrics and measures. The Company's evaluation includes comparisons with peer group financial institutions and its own performance objectives established in the internal planning process.

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

Performance Overview

        For the three months ended September 30, 2009, the net loss was $2.1 million. Net loss allocable to common shareholders was $2.7 million, or $(0.23) per common share for the quarter ended September 30, 2009, which included a $7.1 million provision for loan losses and $599,000 in dividends and discount accretion on preferred stock. In the quarter ended September 30, 2008, net income allocable to common shareholders was $2.4 million, or $0.21 per common share, including a provision for loan losses of $1.6 million and no dividends or discount accretion on preferred stock. The annualized returns on average assets and average equity for the third quarter of 2009 were -0.58% and -4.67%, compared to 0.65% and 6.78% for the third quarter of 2008.

        For the nine months ended September 30, 2009, the net loss was $11.4 million. Net loss allocable to common shareholders was $13.2 million, or $(1.12) per common share, which included a

$28.3 million provision for loan losses and $1.8 million in dividends and discount accretion on preferred stock. In the nine months ended September 30, 2008, net income allocable to common shareholders was $1.1 million, or $0.09 per common share, including a provision for loan losses of $11.0 million and no dividends or discount accretion on preferred stock. The annualized returns on average assets and average equity for the first nine months of 2009 were -1.05% and -8.43%, compared to 0.10% and 0.95% for the first nine months of 2008, respectively.

        The following are major factors impacting the Company's results of operations:

  •
  Net interest income decreased 11% to $11.6 million in the third quarter of 2009 from $13.0 million in the third quarter of 2008, primarily due to compression of the net interest margin and lower average loans. Net interest income in the first nine months of 2009 decreased to $34.5 million, or 12% from $39.1 million in the first nine months of 2008, primarily due to compression of the net interest margin, partially offset by an increase in average loans.

  •
  The net interest margin decreased 21 basis points to 3.62% during the third quarter of 2009, compared with 3.83% for the third quarter a year ago, but increased 7 basis points from 3.55% for the second quarter of 2009. The Company's net interest margin decreased to 3.51% for the nine months ended September 30, 2009 compared to 4.04% for the first nine months of 2008. The 7 basis point increase in the net interest margin in the third quarter of 2009, compared to the second quarter of 2009, was primarily due to lower cost of funds and higher yields on loans. The decrease in the net interest margin from the first nine months of 2008 was primarily the result of the 275 basis point decline in short-term interest rates prompted by several consecutive Federal Reserve rate cuts from March through December 2008.

  •
  The provision for loan losses of $7.1 million for the third quarter of 2009, compared to $1.6 million in the third quarter of 2008 and $10.7 million in the second quarter of 2009. The provision for loan losses for the nine months ended September 30, 2009 was $28.3 million, compared to $11.0 million for the same period a year ago.

  •
  Noninterest income increased 39% to $2.4 million in the third quarter of 2009 from $1.7 million in the third quarter of 2008, and increased 12% to $5.6 million in the first nine months of 2009 from $5.0 million in the first nine months of 2008, primarily due to a $643,000 gain on the sale of SBA loans.

  •
  Noninterest expense increased 3% to $10.7 million in the third quarter of 2009 from $10.4 million in the third quarter of 2008, and increased 7% to $34.2 million for the nine months ended September 30, 2009 from $32.0 million for the nine months ended September 30, 2008. The increase in noninterest expense is primarily due to problem loan expenses, higher FDIC deposit insurance costs, and higher professional fees.

  •
  The efficiency ratio was 76.89% and 85.38% in the three and nine months ended September 30, 2009, compared to 70.56% and 72.48% in the three and nine months ended September 30, 2008, respectively, primarily due to compression of the net interest margin and higher noninterest expense.

  •
  The income tax benefit for the three and nine months ended September 30, 2009 was $1.8 million and $11.0 million, respectively, as compared to an income tax expense of $309,000 and $39,000 for the same periods in 2008. The negative effective income tax rates for the three and nine months ended September 30, 2009 were due to the loss before income taxes. The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and interest income from tax-free loans and municipal securities.

  •
  The Federal Reserve completed the field work portion of its regularly scheduled examination of Heritage Commerce Corp and Heritage Bank of Commerce in September 2009.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Total assets decreased by $131.6 million, or 9%, to $1.37 billion at September 30, 2009 from $1.50 billion at December 31, 2008.

  •
  Total loans, excluding loans held-for-sale, decreased $168.8 million, or 13%, to $1.08 billion at September 30, 2009 compared to $1.25 billion at September 30, 2008, and decreased $167.1 million, or 13%, compared to $1.25 billion at December 31, 2008. Land and construction loans decreased $59.2 million from $256.6 million at December 31, 2008 to $197.4 million at September 30, 2009.

  •
  The allowance for loan losses increased to $29.0 million, or 2.68% of total loans, compared to $22.3 million, or 1.79% of total loans at September 30, 2008, and $25.0 million, or 2.00% of total loans at December 31, 2008.

  •
  Nonperforming assets increased $33.1 million to $58.2 million, or 4.26% of total assets, from $25.1 million, or 1.66% of total assets at September 30, 2008, and increased $17.1 million from $41.1 million, or 2.74% of total assets at December 31, 2008.

  •
  Net charge-offs increased to $9.6 million in the third quarter of 2009, compared to $129,000 in the third quarter of 2008.

  •
  Deposits decreased to $1.12 billion at September 30, 2009, compared to $1.19 billion at September 30, 2008, and $1.15 billion at December 31, 2008.

  •
  The ratio of noncore funding (which consists of time deposits $100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, notes payable and other short-term borrowings) to total assets was 28% at September 30, 2009, compared to 32% at September 30, 2008 and December 31, 2008.

  •
  The loan to deposit ratio was 96.88% at September 30, 2009, compared to 105.41% at September 30, 2008, and 108.20% at December 31, 2008.

  •
  Heritage Bank of Commerce is well-capitalized with a leverage ratio of 9.82%, a tier 1 risk-based capital ratio of 11.24%, and a total risk-based capital ratio of 12.51% at September 30, 2009.

  •
  Heritage Commerce Corp is well-capitalized with a leverage ratio of 10.08%, a tier 1 risk-based capital ratio of 11.55%, and a total risk-based capital ratio of 12.82% at September 30, 2009.

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $181.8 million in brokered deposits at September 30, 2009, compared to $185.1 million at September 30, 2008. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators decreased to $32.9 million at September 30, 2009, compared to $82.5 million at September 30, 2008. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

        Heritage Bank of Commerce is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $41.4 million at September 30, 2009, and $11.7 million at December 31, 2008. There were no deposits in the CDARS program at September 30, 2008.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2009. As of September 30, 2009, we had $42.3 million in cash and cash equivalents and approximately $279.0 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $41.8 million in unpledged securities available at September 30, 2009.

Lending

        Our lending business originates primarily through our branch offices located in our primary market. As a result of the weakened economy in our primary service area throughout 2008 and 2009 and loan payoffs, we have seen a contraction in our loan portfolio during the first nine months of 2009. In addition to managing growth of our loan portfolio during 2009, we have also actively managed the mix of our loan portfolio. Commercial loans account for 38% of the total loan portfolio, and commercial real estate loans (of which 51% are owner occupied) account for 38% of the portfolio. We have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios has been reduced. Land and construction loans decreased $59.2 million for the nine months ended September 30, 2009, compared to December 31, 2008, and account for 18% of our loan portfolio. We will continue to use and improve existing products to expand market share at current locations.

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

        From March 18, 2008 through December 16, 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 275 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company's loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company's primary funding source, these deposits tend to price more slowly than floating rate loans. The rapid, substantial drop in the short-term interest rates, including the prime rate, has significantly compressed the Company's net interest margin.

        The net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans, and the reinvestment of loan payoffs into lower yielding Treasury securities and other short-term investments.

Management of Credit Risk

        We continue to proactively identify, quantify, and actively manage our problem loans. Early identification of problem loans and potential future losses will enable us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to provide for losses inherent in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of commercial real estate loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions or as a result of incorrect assumptions by management in determining the allowance for loan losses. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation.

        At December 31, 2008 and September 30, 2009, our nonperforming loans (which include nonaccrual loans) were 3.24% and 5.11% of the loan portfolio, respectively. At December 31, 2008 and September 30, 2009, our nonperforming assets (which include foreclosed real estate) were 2.74% and 4.26% of total assets, respectively. Nonperforming assets adversely affect our net income in various ways. Until economic and market conditions improve, we may expect to continue to incur losses relating to an increase in nonperforming assets. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral (less estimated costs to sell) which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the ensuing risk profile.

        Further discussion of the management of credit risk appears under "Provision for Loan Losses" and "Allowance for Loan Losses."

Noninterest Income

        While net interest income remains the largest single component of total revenues, noninterest income is an important component. Prior to the third quarter of 2007, a significant percentage of the Company's noninterest income was associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. From the third quarter of 2007 through the second quarter of 2009, the Company retained most of its SBA production. In the second quarter of 2009, $20.5 million of SBA loans were transferred to loans held-for-sale to enhance liquidity and improve noninterest income in future periods. During the third quarter of 2009, $14.4 million of SBA loans were sold resulting in a net gain on sale of loans of $643,000. Other sources of noninterest income include: loan servicing fees, service charges and fees, and company owned life insurance income.

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Over the last three years the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Nonetheless, noninterest expense increased in the third quarter and first nine months of 2009 compared to the same periods in 2008, due to a substantial increase in deposit insurance premiums, increased professional fees, and loan workout expense resulting from the current credit cycle. The Company's efficiency ratio was 76.89% and 85.38% in the third quarter and first nine months of 2009, respectively, compared with 70.56% and 72.48% for the same periods in 2008. The efficiency ratio increased in 2009 primarily due to compression of the Company's net interest margin and an increase in noninterest expense, as discussed above.

Capital Management

        Heritage Commerce Corp and Heritage Bank of Commerce meet the regulatory definition of "well-capitalized" at September 30, 2009. As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

        As of September 30, 2009, HBC's total risk-based capital ratio was 12.51%, compared to the 10% regulatory requirement for well-capitalized banks. Our Tier 1 risk-based capital ratio of 11.24% and our leverage ratio of 9.82% as of September 30, 2009 also significantly exceeded regulatory guidelines for well-capitalized banks. On November 21, 2008, the Company issued to the U.S. Treasury under its Capital Purchase Program 40,000 shares of Series A Preferred Stock and warrants to purchase 462,963 shares of common stock at an exercise price of $12.96 for $40 million. The terms of the U.S. Treasury TARP Capital Purchase Program could reduce investment returns to our shareholders by restricting dividends to common shareholders, diluting existing shareholders' interests, and restricting capital management practices. The Company accrued $511,000 of dividends in the third quarter of 2009 on the preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program.

        In April 2009, the Company announced that the Board of Directors suspended the quarterly dividend on our common stock commencing with the second quarter of 2009, to build capital and further strengthen our balance sheet. We believe the dividend suspension will further enhance our already strong capital levels during the current economic challenges while still taking advantage of select growth opportunities. The suspension of our dividend preserved approximately $473,000 in common equity for the nine months ended September 30, 2009. We do not expect to resume paying cash dividends on our common stock for the time being, and future dividends will depend on sufficient earnings to support them and prior approval of the Federal Reserve.

        In addition to the quarterly dividend payments on our preferred stock, we also service the interest payments on our outstanding trust preferred subordinated debt securities.

Recent Regulatory Examination

        The Federal Reserve recently completed the field work portion of its regularly scheduled examination of the Company and Heritage Bank of Commerce in September 2009. As a result of the Company's losses in 2009, primarily due to higher provisions for loan losses because of credit quality deterioration, the Company expects to enter into a written agreement with the Federal Reserve. The Federal Reserve has informed the Company that the agreement will require the Company to improve its appraisal procedures, oversight over its government guaranteed loan portfolio, capital planning process, and liquidity contingency funding plan. Further, the agreement will require the Company to provide notice and obtain the approval of the Federal Reserve prior to (1) incurring, renewing, increasing or guaranteeing any debt, (2) paying dividends on common and preferred stock, (3) paying interest on trust preferred securities, (4) repurchasing capital stock, and (5) making certain changes to its directors or senior executive officers. The Company will also be required to develop and implement a plan to reduce problem assets, maintain adequate capital and return the Company to profitability. The contents of the written agreement have not been finalized, however, and are subject to further internal review by the Federal Reserve upon completion of its examination and reporting processes. Such review could result in material changes to the anticipated agreement, which could be more restrictive than those described above. We believe the written agreement will be finalized by the Federal Reserve within the next 60 to 90 days.

RESULTS OF OPERATIONS

        The Company earns income from two primary sources. Our primary source of revenue is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. Our second source of revenue is noninterest income, which primarily consists of loan servicing fees, customer service charges and fees, and Company-owned life insurance income. The majority of the Company's noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

Net Interest Income and Net Interest Margin

        The level of net interest income depends on several factors in combination, including yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company's earning assets, deposits, and other interest-bearing liabilities. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

        The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	For the Three Months Ended September 30, 2009			For the Three Months Ended September 30, 2008
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross	$1,149,250	$14,727	5.08%	$1,231,931	$17,919	5.79%
Securities	100,439	754	2.98%	119,582	1,267	4.22%
Interest bearing deposits in other financial institutions	21,347	14	0.26%	182	1	2.19%
Federal funds sold	1,305	—	0.00%	2,035	10	1.95%

Total interest earning assets	1,272,341	15,495	4.83%	1,353,730	19,197	5.64%

Cash and due from banks	24,665			34,234
Premises and equipment, net	9,276			9,185
Goodwill and other intangible assets	47,028			47,690
Other assets	58,644			54,895

Total assets	$1,411,954			$1,499,734

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$133,301	74	0.22%	$144,809	308	0.85%
Savings and money market	332,922	589	0.70%	415,826	1,624	1.55%
Time deposits, under $100	43,527	240	2.19%	33,893	224	2.63%
Time deposits, $100 and over	141,401	646	1.81%	170,045	1,138	2.66%
Time deposits—brokered	234,424	1,679	2.84%	165,000	1,617	3.90%
Notes payable to subsidiary grantor trusts	23,702	476	7.97%	23,702	527	8.85%
Securities sold under agreement to repurchase	27,663	168	2.41%	35,000	264	3.00%
Note payable	—	—	N/A	14,315	100	2.78%
Other short-term borrowings	272	—	0.00%	63,674	349	2.18%

Total interest bearing liabilities	937,212	3,872	1.64%	1,066,264	6,151	2.29%

Demand, noninterest bearing	267,528			261,578
Other liabilities	31,016			28,574

Total liabilities	1,235,756			1,356,416
Shareholders' equity:	176,198			143,318

Total liabilities and shareholders' equity	$1,411,954			$1,499,734

Net interest income / margin		$11,623	3.62%		$13,046	3.83%

Note: Yields and amounts earned on loans include loan fees and costs. Nonaccrual loans are included in the average balance calculation above.

	For the Nine Months Ended September 30, 2009			For the Nine Months Ended September 30, 2008
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross	$1,197,039	$44,619	4.98%	$1,159,535	$53,524	6.17%
Securities	105,886	2,711	3.42%	129,570	4,201	4.33%
Interest bearing deposits in other financial institutions	11,130	21	0.25%	571	10	2.34%
Federal funds sold	544	—	0.00%	3,082	56	2.43%

Total interest earning assets	1,314,599	47,351	4.82%	1,292,758	57,791	5.97%

Cash and due from banks	24,138			36,085
Premises and equipment, net	9,374			9,200
Goodwill and other intangible assets	47,188			47,880
Other assets	55,660			57,718

Total assets	$1,450,959			$1,443,641

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$134,576	252	0.25%	$149,451	1,276	1.14%
Savings and money market	342,156	2,043	0.80%	453,146	6,375	1.88%
Time deposits, under $100	44,740	794	2.37%	34,340	815	3.17%
Time deposits, $100 and over	162,601	2,239	1.84%	163,793	3,891	3.17%
Time deposits—brokered	212,788	5,324	3.35%	96,921	2,928	4.04%
Notes payable to subsidiary grantor trusts	23,702	1,463	8.25%	23,702	1,610	9.07%
Securities sold under agreement to repurchase	30,110	638	2.83%	31,033	674	2.90%
Note payable	3,388	82	3.24%	8,646	184	2.84%
Other short-term borrowings	27,520	53	0.26%	47,660	920	2.58%

Total interest bearing liabilities	981,581	12,888	1.76%	1,008,692	18,673	2.47%

Demand, noninterest bearing	258,725			257,054
Other liabilities	29,678			27,785

Total liabilities	1,269,984			1,293,531
Shareholders' equity:	180,975			150,110

Total liabilities and shareholders' equity	$1,450,959			$1,443,641

Net interest income / margin		$34,463	3.51%		$39,118	4.04%

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

Volume and Rate Variances

	Three Months Ended September 30, 2009 vs. 2008 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(1,047)	$(2,145)	$(3,192)
Securities	(144)	(369)	(513)
Interest bearing deposits in other financial institutions	14	(1)	13
Federal funds sold	—	(10)	(10)

Total interest income from interest earnings assets	$(1,177)	$(2,525)	$(3,702)

Expense on interest bearing liabilities:
Demand, interest bearing	$(6)	$(228)	$(234)
Savings and money market	(145)	(890)	(1,035)
Time deposits, under $100	53	(37)	16
Time deposits, $100 and over	(130)	(362)	(492)
Time deposits—brokered	498	(436)	62
Notes payable to subsidiary grantor trusts	—	(51)	(51)
Securities sold under agreement to repurchase	(45)	(51)	(96)
Note payable	—	(100)	(100)
Other short-term borrowings	—	(349)	$(349)

Total interest expense on interest bearing liabilities	$225	$(2,504)	$(2,279)

Net interest income	$(1,402)	$(21)	$(1,423)

	Nine Months Ended September 30, 2009 vs. 2008 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$1,429	$(10,334)	$(8,905)
Securities	(603)	(887)	(1,490)
Interest bearing deposits in other financial institutions	20	(9)	11
Federal funds sold	—	(56)	(56)

Total interest income from interest earnings assets	$846	$(11,286)	$(10,440)

Expense on interest bearing liabilities:
Demand, interest bearing	$(27)	$(997)	$(1,024)
Savings and money market	(668)	(3,664)	(4,332)
Time deposits, under $100	185	(206)	(21)
Time deposits, $100 and over	(15)	(1,637)	(1,652)
Time deposits—brokered	2,896	(500)	2,396
Notes payable to subsidiary grantor trusts	—	(147)	(147)
Securities sold under agreement to repurchase	(19)	(17)	(36)
Note payable	(128)	26	(102)
Other short-term borrowings	(40)	(827)	(867)

Total interest expense on interest bearing liabilities	$2,184	$(7,969)	$(5,785)

Net interest income	$(1,338)	$(3,317)	$(4,655)

        The Company's net interest margin, expressed as a percentage of average earning assets, decreased to 3.62% and 3.51% for the three and nine months ended September of 2009 compared to 3.83% and 4.04% for the same periods in 2008, respectively. A substantial portion of the Company's earning assets are variable-rate loans that re-price when the Company's prime lending rate is changed, relative to a large base of core deposits that are generally slower to re-price. This causes the Company's balance sheet to be asset-sensitive, which means that, in general, the Company's net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising. The decline in the net interest margin reflects the decrease in the Federal funds target rate of 275 basis points from March 18, 2008 through December 16, 2008. To a lesser extent, the net interest margin was also affected by an increase in nonaccrual loans and reinvestment of net loan payoffs into lower yielding securities.

        Net interest income in the third quarter of 2009 decreased to $11.6 million, or 11% from $13.0 million in the third quarter of 2008. The decrease in 2009 was primarily due to compression of the net interest margin and a decrease in average loans (including loans held-for-sale) of $82.7 million in the third quarter of 2009 over the average in the third quarter of 2008.

        Net interest income remained flat compared to the second quarter of 2009. The net interest margin was 3.62% for the third quarter of 2009, compared to 3.55% for the second quarter of 2009. The 7 basis point increase in the net interest margin for the third quarter of 2009 compared to the second quarter of 2009 was primarily due to the higher average loan yields (a 14 basis points improvement) and a four basis point decline in the average cost of funds. The decrease in the net interest margin from the third quarter of 2008 was primarily the result of the 175 basis point decline in short-term interest rates from October 8, 2008 through December 16, 2008.

        Net interest income in the first nine months of 2009 decreased to $34.5 million, or 12% from $39.1 million in the first nine months of 2008. The decrease in 2009 was primarily due to a 119 basis point decrease in average loan yields, compared to a 71 basis point decrease in the average cost of total interest bearing liabilities. This decrease was partially offset by an increase in average loans (including loans held-for-sale) of $37.5 million in the first nine months of 2009 over the average in the first nine months of 2008.

Provision for Loan Losses

        Credit risk is inherent in the business of making loans. The Company maintains an allowance for loan losses through charges to earnings, which are shown in the income statement as the provision for loan losses. Specifically identifiable and quantifiable losses are immediately charged off against the allowance. The loan loss provision is determined by conducting a quarterly evaluation of the adequacy of the Company's allowance for loan losses and charging the shortfall, if any, to the current quarter's expense. This has the effect of creating variability in the amount and frequency of charges to the Company's earnings. The loan loss provision and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area.

        The Company had a provision for loan losses of $7.1 million for the third quarter ended September 30, 2009 and $28.3 million for the nine months ended September 30, 2009. The Company had a provision for loan losses of $1.6 million for the third quarter ended September 30, 2008 and $11.0 million for the nine months ended September 30, 2008. The significant increase in loan loss provisions in 2009 reflects a higher volume of classified and nonperforming loans and increased loan charge-offs caused by challenging conditions in commercial lending and the residential housing market, turmoil in the financial markets, and the prolonged downturn in the overall economy. During the first nine months of 2009, loan loss provisions for our commercial real estate and land and residential construction loans were caused by the sustained weakness in the real estate market, evidenced by low sales volume and/or properties selling at discounted values. We believe credit challenges could continue throughout 2009, particularly for our residential and commercial land and construction loan portfolios. We have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios has been reduced. We continue to aggressively monitor delinquencies and proactively review the credit exposure of our loan portfolio to minimize and mitigate potential losses.

        Provisions for loan losses are charged to income to bring the allowance for credit losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses."

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2009 versus 2008
	2009	2008	Amount	Percent
	(Dollars in thousands)
Gain on sale of loans	$643	$—	$643	N/A
Service charges and fees on deposit accounts	557	505	52	10%
Increase in cash surrender value of life insurance	420	416	4	1%
Servicing income	382	491	(109)	(22)%
Other	348	276	72	26%

Total noninterest income	$2,350	$1,688	$662	39%

	For the Nine Months Ended September 30,		Increase (decrease) 2009 versus 2008
	2009	2008	Amount	Percent
	(Dollars in thousands)
Gain on sale of loans	$643	$—	$643	N/A
Service charges and fees on deposit accounts	1,665	1,457	208	14%
Increase in cash surrender value of life insurance	1,248	1,232	16	1%
Servicing income	1,210	1,347	(137)	(10)%
Other	808	958	(150)	(16)%

Total noninterest income	$5,574	$4,994	$580	12%

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gain on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. From the third quarter of 2007 through the second quarter of 2009, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans. Reflecting the strategic shift to retain SBA loan production, there were no gains from sales of loans during 2008 and for the first six months of 2009. The Company transferred $20.5 million of SBA loans to loans held-for-sale in the second quarter of 2009 to potentially enhance its liquidity position and improve noninterest income in future periods. During the third quarter of 2009, $14.4 million of SBA loans were sold resulting in a net gain on sale of $643,000.

        The servicing assets that result from the sale of SBA loans, with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        Service charges and fees on deposit accounts were higher in the first nine months of 2009 compared to 2008, due to fewer waived fees and increased fees from accounts that are service charged by analysis of services provided less an earnings credit on the account balance. Lower interest rates generally result in lower earnings credits and higher net fees for services provided to these clients.

        The increase in cash surrender value of life insurance approximates a 4.11% after tax yield on the policies. To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2009 versus 2008
	2009	2008	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,730	$5,665	$65	1%
Occupancy and equipment	1,005	1,348	(343)	(25)%
Professional fees	691	468	223	48%
Deposit insurance premiums and regulatory assessments	631	238	393	165%
Low income housing investment expense	217	208	9	4%
Insurance	203	148	55	37%
Software subscriptions	203	291	(88)	(30)%
Data processing	196	252	(56)	(22)%
Provision for off-balance sheet credit risk	173	(40)	213	(533)%
Client services	146	196	(50)	(26)%
Amortization of intangible assets	160	176	(16)	(9)%
Director fees	141	141	—	0%
Advertising and promotion	96	186	(90)	(48)%
Other	1,152	1,120	32	3%

Total noninterest expense	$10,744	$10,397	$347	3%

	For the Nine Months Ended September 30,		Increase (decrease) 2009 versus 2008
	2009	2008	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$17,831	$17,694	$137	1%
Occupancy and equipment	2,893	3,511	(618)	(18)%
Professional fees	2,833	2,112	721	34%
Deposit insurance premiums and regulatory assessments	2,590	626	1,964	314%
Low income housing investment expense	642	661	(19)	(3)%
Insurance	393	397	(4)	(1)%
Software subscriptions	616	703	(87)	(12)%
Data processing	686	751	(65)	(9)%
Provision for off-balance sheet credit risk	166	(53)	219	(413)%
Client services	450	629	(179)	(28)%
Amortization of intangible assets	481	565	(84)	(15)%
Director fees	436	408	28	7%
Advertising and promotion	320	609	(289)	(47)%
Other	3,848	3,361	487	14%

Total noninterest expense	$34,185	$31,974	$2,211	7%

        The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended September 30,
	2009	Percent of Total	2008	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,730	53%	$5,665	54%
Occupancy and equipment	1,005	9%	1,348	13%
Professional fees	691	6%	468	5%
Deposit insurance premiums and regulatory assessments	631	6%	238	2%
Low income housing investment expense	217	2%	208	2%
Insurance	203	2%	148	1%
Software subscriptions	203	2%	291	3%
Data processing	196	2%	252	2%
Provision for off-balance sheet credit risk	173	2%	(40)	0%
Client services	146	1%	196	2%
Amortization of intangible assets	160	2%	176	2%
Director fees	141	1%	141	1%
Advertising and promotion	96	1%	186	2%
Other	1,152	11%	1,120	11%

Total noninterest expense	$10,744	100%	$10,397	100%

	For The Nine Months Ended September 30,
	2009	Percent of Total	2008	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$17,831	52%	$17,694	55%
Occupancy and equipment	2,893	8%	3,511	11%
Professional fees	2,833	8%	2,112	7%
Deposit insurance premiums and regulatory assessments	2,590	8%	626	2%
Low income housing investment expense	642	2%	661	2%
Insurance	393	2%	397	1%
Software subscriptions	616	2%	703	2%
Data processing	686	2%	751	2%
Provision for off-balance sheet credit risk	166	0%	(53)	0%
Client services	450	1%	629	2%
Amortization of intangible assets	481	1%	565	2%
Director fees	436	1%	408	1%
Advertising and promotion	320	1%	609	2%
Other	3,848	12%	3,361	11%

Total noninterest expense	$34,185	100%	$31,974	100%

        Salaries and employee benefits increased $137,000 in the first nine months of 2009, compared to the first nine months of 2008, primarily, due to less capitalized loan origination costs, partially offset by lower accrued bonuses, and lower employee stock ownership plan and 401(k) plan contributions. Compensation capitalized as loan origination costs was $2.0 million and $3.3 million in the first nine months of 2009 and 2008, respectively. Bonus expense was $721,000 in the first nine months of 2009, compared to $1.3 million in the first nine months of 2008. There were no employee stock ownership plan or 401(k) plan contribution expenses in the first nine months of 2009, compared to $404,000 in the first nine months of 2008.

        Occupancy, furniture and equipment decreased $343,000 and $618,000 in the third quarter and first nine months of 2009, respectively, compared to the same periods in 2008 primarily due to the consolidation of our two offices in Los Altos in the third quarter of 2008.

        Professional fees increased $223,000 for the third quarter ended September 30, 2009 and increased $721,000 for the nine months ended September 30, 2009 from the same periods in 2008. The increase in professional fees was primarily due to legal fees related to loan workouts and litigation, a branch acquisition transaction that was terminated in the second quarter of 2009 and normal course SEC filings. More frequent testing for goodwill impairment, with the assistance of a valuation firm, also increased professional fees in 2009 compared to 2008.

        Deposit insurance premiums and regulatory assessments increased 165%, or $393,000 for the third quarter ended September 30, 2009 and increased 314%, or $2.0 million, for the nine months ended September 30, 2009 from the same periods in 2008. The increase in deposit insurance premiums and regulatory assessments is primarily due to the special assessment imposed on each depository institution to maintain public confidence in the federal deposit system. Effective May 22, 2009, the FDIC issued a final rule imposing a special emergency assessment on all insured institutions of 5 basis points. The special assessment is based on total assets minus Tier 1 capital as of June 30, 2009. This special assessment resulted in a $657,000 impact to our pre-tax earnings during the second quarter of 2009 and was payable on September 30, 2009. The final rule also permits the FDIC to impose an emergency special assessment after June 30, 2009, of up to 5 basis points if necessary, to help maintain public confidence in the federal deposit insurance system. As a result of these regulations, we anticipate our deposit insurance premiums to further increase throughout the remainder of 2009. Additionally, increases in the FDIC deposit assessment rate during the second quarter of 2009, as well as the enactment of the Emergency Economic Stabilization Act of 2008, temporarily raising the basic limit of federal deposit insurance coverage from $100,000 to $250,000 per depositor and fully insuring all noninterest bearing deposit accounts until December 31, 2009, contributed to the increase in deposit insurance premiums.

        The provision for off-balance sheet credit risk increased $213,000 for the third quarter of 2009 and $219,000 for the first nine months of 2009 as a result of deteriorating credit quality.

        Client services decreased $50,000 for the third quarter ended September 30, 2009 and decreased $179,000 for the nine months ended September 30, 2009 from the same periods in 2008, primarily due to a reduction in deposit balances for these accounts.

        Advertising and promotion decreased $90,000 for the third quarter ended September 30, 2009 and decreased $289,000 for the nine months ended September 30, 2009 from the same periods in 2008, as result of management's effort to control costs.

        Other noninterest expense increased $487,000 in the first nine months of 2009, compared to same period in 2008, primarily due to loan workout expense. Loan workout expense was $389,000 in the first nine months of 2009, compared $38,000 for the same period in 2008, due to increased levels of nonperforming loans.

Income Tax Expense

        The Company computes its provision for income taxes on a monthly basis. The effective tax rate is determined by applying the Company's statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include, but are not limited to, tax-exempt interest income, increases in the cash surrender value of life insurance policies, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.

        The Company's Federal and state income tax benefit for the quarter and nine months ended 2009 was $1.8 million, and $11.0 million, respectively, as compared to income tax expense of $309,000 and $39,000 for the same periods in 2008. The negative effective income tax rate for the three and nine months ended September 30, 2009 was due to the pre-tax loss. The following table shows the effective income tax rates for the third quarter and first nine months of 2009 and 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Effective income tax rate	-46.8%	11.2%	-49.1%	3.5%

        The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships and investments in tax-free municipal loans and securities.

        Tax-exempt interest income is generated primarily by the Company's investments in state, county and municipal loans and securities, which provided $83,000 and $72,000 in federal tax-exempt income in the third quarter of 2009 and 2008, respectively. Although not reflected in the investment portfolio, the Company also has total investments of $5.8 million in low-income housing limited partnerships as of September 30, 2009. These investments have generated annual tax credits of approximately $1.1 million in each of the years ended December 31, 2008 and 2007. The investments are expected to generate an additional $5.2 million in aggregate tax credits from 2009 through 2016; however, the amount of the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty.

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles. These temporary differences comprise the "deferred" portion of the Company's tax expense, which are accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse. As of September 30, 2009, the Company had a net deferred tax asset of approximately $20.9 million.

        We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset balances will be recovered. At December 31, 2008, we had a net deferred tax asset of $17.3 million, and as of September 30, 2009, our net deferred tax asset was approximately $20.9 million. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required under general accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, it would require us to incur a charge to operations.

        The Company will be able to carry back its 2009 net operating loss for federal tax return purposes to reduce taxable income reported in prior years. The 2009 net operating loss for California income tax purposes must be carried forward because California law does not allow carry back of net operating losses.

FINANCIAL CONDITION

        As of September 30, 2009, total assets were $1.37 billion, compared to $1.51 billion as of September 30, 2008 and $1.50 billion as of December 31, 2008. Total securities available-for-sale (at fair value) were $96.6 million, a decrease of 10% from $107.6 million the year before. The total loan portfolio (excluding loans held-for-sale) was $1.08 billion, a decrease of 13% from $1.25 billion at

September 30, 2008 and December 31, 2008. Total deposits decreased $69.8 million, or 6%, to $1.12 billion at September 30, 2009, from $1.19 billion at September 30, 2008 and decreased $37.7 million, or 3% from $1.15 billion at December 31, 2008. Securities sold under agreement to repurchase decreased $10 million, or 29%, to $25.0 million at September 30, 2009, from $35.0 million at September 30, 2008 and December 31, 2008.

Securities Portfolio

        The following table reflects the estimated fair values for each category of securities at the dates indicated:

	September 30,
			December 31, 2008
	2009	2008
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$39,999	$19,893	$19,496
U.S. Government Sponsored Entities	2,018	8,598	8,696
Mortgage-Backed Securities—Residential	48,944	70,311	69,036
Municipals—Tax Exempt	0	2,052	701
Collateralized Mortgage Obligations—Residential	5,657	6,711	6,546

Total Securities Available-for-Sale	$96,618	$107,565	$104,475

        The following table summarizes the maturities or weighted average life and weighted average yields of securities at September 30, 2009:

	September 30, 2009 Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$39,999	0.08%	$—	—	$—	—	$—	—	$39,999	0.08%
U.S. Government Sponsored Entities	$2,018	5.21%	—	—	—	—	—	—	2,018	5.21%
Mortgage-Backed Securities—Residential	870	3.09%	37,798	4.78%	5,807	4.52%	4,469	4.57%	48,944	4.70%
Collateralized Mortgage Obligations—Residential	1,268	2.37%	4,389	5.89%	—	—	—	—	5,657	5.11%

Total Securities Available-for-Sale	$44,155	0.44%	$42,187	4.89%	$5,807	4.52%	$4,469	4.57%	$96,618	2.82%

        The securities portfolio is the second largest component of the Company's interest earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The portfolio serves the following purposes: (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit decreases; (ii) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and (v) it can enhance the Company's tax position by providing partially tax exempt income.

        The Company's securities are all currently classified under accounting rules as "available-for-sale" to allow flexibility for the management of the portfolio. Available-for-sale securities are marked to fair value with an offset to accumulated other comprehensive income, a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities.

        The Company's portfolio is composed of: (i) U.S. Treasury securities and Government Sponsored Entities' debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax-free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio.

        Except for U.S. Treasury securities and debt obligations of U.S. Government sponsored entities, no securities of a single issuer exceeded 10% of shareholders' equity at September 30, 2009. The Company has no direct exposure to subprime loans or securities, nor does it own any Fannie Mae or Freddie Mac equity securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

        The securities portfolio declined by $10.9 million, or 10%, at September 30, 2009 from September 30, 2008, and declined by $7.9 million, or 8%, from December 31, 2008. The securities portfolio remained at 7% of total assets at September 30, 2009, September 30, 2008 and December 31, 2008. U.S. Treasury and U.S. Government sponsored entity securities increased to 43% of the portfolio at September 30, 2009 from 26% at September 30, 2008 and 27% at December 31, 2008. The increase was primarily due to purchases of U.S. Treasury Bills for pledging purposes. Municipal securities, mortgage-backed securities and collateralized mortgage obligations declined $24.5 million compared to September 30, 2008. All of the Company's mortgage-backed securities and collateralized mortgage obligations are U.S. Government sponsored entity instruments. No securities are other-than-temporarily impaired as of September 30, 2009.

Loans

        The Company's loans represent the largest portion of earning assets, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 79% of total assets at September 30, 2009, compared to 83% of total assets at September 30, 2008 and December 31, 2008. The ratio of loans to deposits decreased to 96.88% at September 30, 2009 from 105.41% at September 30, 2008 and 108.20% at December 31, 2008. Demand for loans has weakened within the Company's markets due to the current economic environment. To help ensure that we remain competitive, we make every effort to be flexible and creative in our approach to structuring loans.

        The Loan Distribution table that follows sets forth the Company's gross loans outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	September 30, 2009		September 30, 2008		December 31, 2008
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$414,441	38%	$532,367	43%	$525,080	42%
Real estate—mortgage	405,486	38%	405,897	32%	405,530	33%
Real estate—land and construction	197,374	18%	253,134	20%	256,567	21%
Home equity	51,768	5%	51,981	4%	55,490	4%
Consumer	11,476	1%	5,549	1%	4,310	0%

Total loans	1,080,545	100%	1,248,928	100%	1,246,977	100%
Deferred loan costs	1,023	—	1,412	—	1,654	—

Loans, including deferred costs	1,081,568	100%	1,250,340	100%	1,248,631	100%

Allowance for loan losses	(28,976)		(22,323)		(25,007)

Loans, net	$1,052,592		$1,228,017		$1,223,624

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services firms, contractors and subcontractors, and real estate mortgage loans, with the balance in land development, construction and home equity and consumer loans. The decrease in the Company's loan portfolio in 2009 is due to loans transferred to loans held-for-sale, diminished loan demand, loan participations sold, and loan payoffs exceeding draw downs of loan commitments. Outstanding loan balances to total loan commitments were 76% at September 30, 2009, compared to 74% at September 30, 2008, and December 31, 2008, which is partially due to decreases in unfunded commitments as lines of credit are reduced. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 61% of its gross loans were secured by real property as of September 30, 2009, compared to 57% as of September 30, 2008 and 58% as of December 31, 2008. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

        The Company's commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans" with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). Prior to third quarter of 2007, the guaranteed portion of these loans were sold in the secondary market depending on market conditions. Once it was determined that these loans would be sold, these loans were classified as held for sale and carried at the lower of cost or market. When the guaranteed portion of an SBA loan was sold, the Company retained the servicing rights for the sold portion. From the third quarter of 2007 through the first quarter of 2009, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans. During the second quarter of 2009, the Company transferred $20.5 million of SBA loans to loans held-for-sale to potentially enhance its liquidity and improve noninterest income in future periods.

During the third quarter of 2009, $14.4 million of SBA loans were sold resulting in a net gain on sale of $643,000.

        As of September 30, 2009, real estate mortgage loans of $405.5 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial property. The real estate mortgage loans at September 30, 2009 consist of $207 million, or 51%, of owner occupied properties, $184 million, or 45%, of investment properties, and $14 million, or 4% in other properties. Properties securing the commercial real estate mortgage loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area. Real estate values in the Greater San Francisco Bay Area have declined significantly in the residential market in 2008 and 2009. While the commercial real estate market has not seen the same level of declines as the residential market in the Greater San Francisco Bay Area, it has declined. The Company's borrowers could be impacted by a further downturn in these sectors of the economy, which could adversely impact the borrowers' ability to repay their loans.

        The Company's real estate term loans consist primarily of loans based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 80% of the property's appraised value or the purchase price of the property during the initial underwriting of the credit, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on such loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $33 million and $54 million at September 30, 2009.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans as of September 30, 2009. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the western edition of The Wall Street Journal. As of

September 30, 2009, approximately 70% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$302,125	$48,152	$64,164	$414,441
Real estate—mortgage	131,599	218,480	55,407	405,486
Real estate—land and construction	187,985	9,389	—	197,374
Home equity	49,018	150	2,600	51,768
Consumer	11,217	259	—	11,476

Loans	$681,944	$276,430	$122,171	$1,080,545

Loans with variable interest rates	$599,798	$92,778	$62,606	$755,182
Loans with fixed interest rates	82,146	183,652	59,565	325,363

Loans	$681,944	$276,430	$122,171	$1,080,545

Loan Servicing

        As of September 30, 2009 and 2008, $149.1 million and $152.5 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning of period balance	$745	$1,307	$1,013	$1,754
Additions	233	—	233	—
Amortization	(116)	(158)	(384)	(605)

End of period balance	$862	$1,149	$862	$1,149

        Loan servicing rights are included in Accrued Interest and Other Assets on the balance sheet and reported net of amortization. There was no valuation allowance as of September 30, 2009 and 2008, as the fair market value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning of period balance	$2,111	$1,928	$2,247	$2,332
Additions	—	—	—	—
Amortization	(75)	(116)	(264)	(769)
Unrealized holding gain	48	472	101	721

End of period balance	$2,084	$2,284	$2,084	$2,284

Nonperforming Assets

        Financial institutions generally have a certain level of exposure to credit quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company's management of credit quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers' inability to generate sufficient cash flow to service their debts and/or downturns in national and regional economies which have brought about declines in overall property values. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor's financial capacity to repay deteriorates.

        To help minimize credit quality concerns, we have established a sound approach to credit that includes well-defined goals and objectives and well-documented credit policies and procedures. The policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations. In addition, these policies establish the Company's underwriting standards and the methods of monitoring ongoing credit quality. The Company's internal credit risk controls are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with loan customers as well as the relative diversity and geographic concentration of our loan portfolio.

        The Company's credit risk may also be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets. As an independent community bank serving a specific geographic area, the Company must contend with the unpredictable changes in the general California and, particularly, primary local markets. The Company's asset quality has suffered in the past from the impact of national and regional economic recessions, consumer bankruptcies, and depressed real estate values.

        Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well secured and in the process of collection); and other real estate owned ("OREO") from foreclosures. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. As of September 30, 2009, we had five OREO properties with a carrying value of $3.0 million. In the third quarter of 2009, three properties moved from nonaccrual status into OREO and four properties were sold. OREO sales consisted of two SBA properties, one commercial real estate parcel and one land and construction property resulting in a loss of $44,000 in the third quarter of 2009.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	September 30,		December 31,
	2009	2008	2008
	(Dollars in thousands)
Nonaccrual loans	$55,120	$23,095	$39,981
Loans 90 days past due and still accruing	144	1,016	460

Total nonperforming loans	55,264	24,111	40,441
Other real estate owned	2,973	970	660

Total nonperforming assets	$58,237	$25,081	$41,101

Nonperforming loans as a percentage of total loans	5.11%	1.93%	3.24%

        Primarily due to the general economic slowdown and a softening of the real estate market, nonperforming assets at September 30, 2009 increased $33.2 million, or 132%, from September 30, 2008 levels. Nonperforming assets increased by $17.1 million, or 42%, compared to December 31, 2008 and decreased $3.5 million, or 6% from June 30, 2009. Both the general economic slowdown and soft real estate markets are expected to continue throughout 2009 in some geographic sub-markets and price points. Real estate assets within the revised federal mortgage guidelines have become available to refinance and investors are coming to the market to purchase commercial real estate assets, but at higher investor returns than have been in the market historically.

Allowance for Loan Losses

        The allowance for loan losses is an estimate of the losses in our loan portfolio. The allowance is based on two basic principles of accounting: (1) Statement of Financial Accounting Standards ("Statement") No. 5 "Accounting for Contingencies," which requires that losses be accrued when they are probable of occurring and estimable and (2) Statement No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that losses be accrued based on the differences between the impaired loan balance and value of collateral, if the loan is collateral dependent, or present value of future cash flows or values that are observable in the secondary market.

        Management conducts a critical evaluation of the loan portfolio at least quarterly. This evaluation includes periodic loan by loan review for certain loans to evaluate the level of impairment, as well as reviews of other loans (either individually or in pools) based on an assessment of the following factors: past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, collateral values, loan volumes and concentrations, size and complexity of the loans, recent loss experience in particular segments of the portfolio, bank regulatory examination and independent loan review results, and current economic conditions in the Company's marketplace, in particular the state of the technology industry and the real estate market. This process attempts to assess the risk of loss inherent in the portfolio by segregating loans into the following categories for purposes of determining an appropriate level of the allowance: "Pass through Special Mention," "Substandard," "Substandard Nonaccrual," "Doubtful" and "Loss".

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

        The formula portion of the allowance is calculated by applying loss factors to pools of outstanding loans. The Company updated its methodology for the formula portion of the allowance in the second quarter of 2009. Previously, loss factors were based on the Company's historical loss experience, adjusted for significant factors that, in management's judgment, affected the collectability of the portfolio as of the evaluation date. The adjustment factors for the formula allowance included existing general economic and business conditions affecting the key lending areas of the Company, in particular the real estate market, credit quality trends, collateral values, loan volumes and concentrations, and the technology industry and specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

        In 2009, the estimated loss factors for pools of loans that are not impaired are based on determining the probability of default and loss given default for loans within each segment of the portfolio, adjusted for significant factors that, in management's judgment, affect collectability as of the evaluation date. The adjustment factors are similar to the factors considered under the previous methodology. The Company's historical delinquency experience and loss experience are utilized to determine the probability of default and loss given default for segments of the portfolio where the Company has experienced losses in the past, such as commercial loans and construction and land development loans. For segments of the portfolio where the Company has no significant prior loss experience, such as real estate mortgage loans (no charge-offs from 2004 through 2008), the Company uses quantifiable observable industry data to determine the probability of default and loss given default.

        As of December 31, 2008 and March 31, 2009, management estimated losses for pools of loans that are not impaired using both the updated and prior methodologies, and the results were similar. Management believes the updated methodology is more refined in its calculations and considerably more efficient to use, and discontinued the prior methodology after March 31, 2009.

        Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans was $172.9 million at September 30, 2009, net of SBA guarantees, $171.8 million at June 30, 2009, and $78.5 million at September 30, 2008. With a continuing downturn in the economic environment, management of the level of classified loans will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department until these levels subside.

        It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. On an ongoing basis, we have engaged an outside firm to independently assess our methodology and perform independent credit reviews of our loan portfolio. The Company's credit review consultants, the Federal Reserve and the State of California Department of Financial Institutions also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to further weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the Nine Months Ended September 30,		For the Year Ended December 31,
	2009	2008	2008
	(Dollars in thousands)
Balance, beginning of period / year	$25,007	$12,218	$12,218
Net (charge-offs) recoveries	(24,284)	(932)	(2,748)
Provision for loan losses	28,253	11,037	15,537

Balance, end of period / year	$28,976	$22,323	$25,007

RATIOS:
Net charge-offs to average loans*	2.73%	0.11%	0.23%
Allowance for loan losses to total loans*	2.68%	1.79%	2.00%
Allowance for loan losses to nonperforming loans	52.43%	92.58%	61.84%

        Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

*
Average loans and total loans exclude loans held-for-sale.

Goodwill

        Goodwill resulted from the acquisition of Diablo Valley Bank and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually, as of November 30, for impairment with the assistance of a valuation firm. Any such impairment will be recognized in the period identified. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit including goodwill is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of goodwill is adjusted to a new cost basis. For purposes of the goodwill impairment test, the valuation of the Company is based on a weighted blend of the income method (discounted cash flows), market approach considering key pricing multiples of similar companies, and market price analysis of the Company's common stock. Management believes the multiples and other assumptions used in these calculations are consistent with current industry practice for valuing similar types of companies. Because of concerns about the Company's stock price and declining stock prices in the banking industry in general, goodwill was tested for impairment as of March 31, June 30 and September 30, 2009 with the assistance of an independent valuation firm. Based on these assessments, management concluded that there was no impairment of goodwill at March 31, June 30 or September 30, 2009.

Deposits

        The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. Our net interest margin is improved to the extent that growth in deposits can be concentrated in historically lower-cost deposits such as non-interest-bearing demand, NOW accounts, savings accounts and money market deposit accounts. The Company's liquidity is impacted by the volatility of deposits and other funding sources or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in California, and the Company's market area in particular, continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2009		September 30, 2008		December 31, 2008
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest bearing	$250,515	22%	$257,739	22%	$261,337	22%
Demand, interest bearing	139,919	13%	139,377	12%	134,814	12%
Savings and money market	324,611	29%	400,863	34%	344,767	30%
Time deposits, under $100	43,559	4%	34,792	3%	45,615	4%
Time deposits, $100 and over	134,533	12%	168,361	14%	171,269	15%
Time deposits—CDARS	41,418	4%	—	0%	11,666	1%
Time deposits—brokered	181,819	16%	185,052	15%	184,582	16%

Total deposits	$1,116,374	100%	$1,186,184	100%	$1,154,050	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company is not dependent upon funds from sources outside the United States. At September 30, 2009 and 2008, less than 1% and 4% of deposits were from public sources, respectively. At December 31, 2008, less than 4% of deposits were from public sources.

        The decrease in deposits was primarily due to decreases in savings and money market deposits as a result of lower balances in title insurance company, escrow, and real estate exchange facilitators' accounts and lower time deposits, $100,000 and over. At September 30, 2009, title insurance company, escrow, and real estate exchange facilitators' accounts decreased $49.6 million, or 60% of such deposits from September 30, 2008. Time deposits $100,000 and over decreased $33.8 million, or 20% from September 30, 2008 and $36.7 million, or 21%, from December 31, 2008, primarily due to the withdrawal of public funds.

        Deposits in the CDARS program totaled $41.4 million at September 30, 2009, and $11.7 million at December 31, 2008. There were no deposits in the CDARS program at September 30, 2008.

        The Company had brokered deposits totaling approximately $181.8 million, $185.1 million and $184.6 million at September 30, 2009, September 30, 2008 and December 31, 2008, respectively. These brokered deposits generally mature within one to three years.

        The following table indicates the maturity schedule of the Company's time deposits of $100,000 and over including CDARS and brokered time deposits of $100,000 and over, as of September 30, 2009:

	September 30, 2009
	Balance	% of Total
	(Dollars in thousands)
Three months or less	$114,842	32%
Over three months through six months	72,445	20%
Over six months through twelve months	79,745	23%
Over twelve months	87,976	25%

Total	$355,008	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for the third quarter and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Return on average assets	-0.58%	0.65%	-1.05%	0.10%
Return on average tangible assets	-0.60%	0.67%	-1.09%	0.10%
Return on average equity	-4.67%	6.78%	-8.43%	0.95%
Return on average tangible equity	-6.38%	10.15%	-11.40%	1.39%
Dividend payout ratio(1)	N/A	35.76%	-2.07%	270.43%
Average equity to average assets ratio	12.48%	9.56%	12.47%	10.40%

(1)
Percentage is calculated based on dividends paid on common stock divided by net income (loss) available to common shareholders.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $346.1 million at September 30, 2009, as compared to $448.2 million at September 30, 2008. Unused commitments represented 32% and 36% of outstanding gross loans at September 30, 2009 and 2008, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit as of September 30, 2009, and December 31, 2008:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)
Commitments to extend credit	$324,035	$414,312
Standby letters of credit	22,071	22,260

	$346,106	$436,572

Liquidity and Asset/Liability Management

        Liquidity refers to the Company's ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion. At various times the Company requires funds to meet short term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. An integral part of the Company's ability to manage its liquidity position appropriately is the Company's large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company's interest margin. In order to meet short-term liquidity needs, the Company utilizes overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources and maintains collateralized lines of credit with the Federal Home Loan Bank ("FHLB") and Federal Reserve. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available-for-sale.

        During 2008, the Company experienced a tightening in its liquidity position as a result of significant loan growth, which was partially funded by an increase in brokered deposits. Since December 31, 2008, the Company had loan contraction of $145 million, including loans held-for-sale, and it has experienced a modest improvement in its liquidity position.

Federal Home Loan Bank and Federal Reserve Bank Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and Federal Reserve. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. At September 30, 2009, the Company had no overnight borrowings from the FHLB. At September 30, 2008, the

Company had $80 million of overnight borrowings from the FHLB, which was the maximum amount available, bearing interest at 0.83%. At December 31, 2008, the Company had $55 million of overnight borrowings, bearing interest at 0.05%. The Company had $265.4 million of loans pledged to the FHLB as collateral on an available line of credit of $134.3 million at September 30, 2009.

        The Company can also borrow from Federal Reserve's discount window. The Company had $168.8 million of loans pledged to the Federal Reserve as collateral on an available line of credit of $109.7 million at September 30, 2009, none of which was outstanding. Subsequent to September 30, 2009, our available line of credit at the FRB was reduced to $65.4 million. The pledged loan pool for such line was reduced to $152.1 million, and margin requirements on the loan pool were increased.

        At September 30, 2009, September 30, 2008, and December 31, 2008, Heritage Bank of Commerce had Federal funds purchase arrangements available of $35 million, $55 million, and $65 million, respectively.

        The Company also had a $15 million line of credit with a correspondent bank, all of which was outstanding as of September 30, 2008, and December 31, 2008. The Company repaid the line of credit in March 2009, thus terminating the line of credit.

        We also utilize securities sold under repurchase agreements to manage our liquidity position. Repurchase agreements are accounted for as collateralized financial transactions and are secured by mortgage-backed securities carried at amortized cost of approximately $30.0 million at September 30, 2009. Repurchase agreements totaled $25.0 million at September 30, 2009, compared to $35.0 million at September 30, 2008 and December 31, 2008.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the quarters indicated:

	September 30,
			December 31, 2008
	2009	2008
	(Dollars in thousands)
Average balance year-to-date	$61,018	$87,339	$90,511
Average interest rate year-to-date	2.56%	2.72%	2.50%
Maximum month-end balance during the period	$30,000	$130,000	$105,000
Average rate at September 30	2.38%	2.34%	2.27%

Capital Resources

        The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently consists of total shareholders' equity (excluding accumulated other comprehensive income or loss) and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less intangible assets and disallowed deferred tax assets. Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	September 30,
			December 31, 2008
	2009	2008
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$135,827	$123,274	$163,328
Tier 2 Capital	14,880	17,074	16,989

Total risk-based capital	$150,707	$140,348	$180,317

Risk-weighted assets	$1,175,791	$1,360,483	$1,350,823
Average assets for capital purposes	$1,347,329	$1,453,004	$1,449,380

				Minimum Regulatory Requirements
Capital ratios
Total risk-based capital	12.8%	10.3%	13.4%	8.00%
Tier 1 risk-based capital	11.6%	9.1%	12.1%	4.00%
Leverage(1)	10.1%	8.5%	11.3%	4.00%

(1)
Tier 1 capital divided by average assets (excluding goodwill and other intangible assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	September 30,
			December 31, 2008
	2009	2008
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$132,483	$136,892	$152,675
Tier 2 Capital	14,911	17,072	16,973

Total risk-based capital	$147,394	$153,964	$169,648

Risk-weighted assets	$1,178,355	$1,360,350	$1,349,471
Average assets for capital purposes	$1,349,655	$1,452,211	$1,449,158

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios
Total risk-based capital	12.5%	11.3%	12.6%	10.00%	8.00%
Tier 1 risk-based capital	11.2%	10.1%	11.3%	6.00%	4.00%
Leverage(1)	9.8%	9.4%	10.5%	5.00%	4.00%

(1)
Tier 1 capital divided by average assets (excluding goodwill and other intangible assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        At September 30, 2009 and 2008, and June 30, 2009, the Company's and HBC's capital met all minimum regulatory requirements. As of September 30, 2009, HBC was considered "well capitalized" under the prompt corrective action provisions.

U.S. Treasury TARP Capital Purchase Program

        The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of our common stock to the Treasury through the TARP Capital Purchase Program. The Series A Preferred qualifies as a component of Tier 1 capital.

Market Risk

        Market risk is the risk of loss to future earnings, to fair values, or to future cash flows that may result from changes in the price of a financial instrument. The value of a financial instrument may change as a result of changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market risk sensitive instruments. Market risk is attributed to all market risk sensitive financial instruments, including securities, loans, deposits and borrowings, as well as the Company's role as a financial intermediary in customer-related transactions. The objective of market risk management is to avoid excessive exposure of the Company's earnings and equity to loss and to reduce the volatility inherent in certain financial instruments.

Interest Rate Management

        Market risk arises from changes in interest rates, exchange rates, commodity prices and equity prices. The Company's market risk exposure is primarily that of interest rate risk, and it has established policies and procedures to monitor and limit earnings and balance sheet exposure to changes in interest rates. The Company does not engage in the trading of financial instruments, nor does the Company have exposure to currency exchange rates.

        The principal objective of interest rate risk management (often referred to as "asset/liability management") is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee ("ALCO"). Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

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

        The Company uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company's net interest margin, and to calculate the estimated fair values of the Company's financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company's interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company's investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down), ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or economic conditions stable (unchanged from current actual levels).

        The Company applies a market value ("MV") methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest earning assets and other investments and outgoing cash flows on interest bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 200 basis point increase and a 200 basis point decrease in market rates are considered.

        At September 30, 2009, it was estimated that the Company's MV would increase 16.5% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 22.4% in the event of a 200 basis point decrease in applicable interest rates.

        Presented below, as of September 30, 2009 and 2008, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in applicable interest rates:

	September 30, 2009				September 30, 2008
			Market Value as a % of Present Value of Assets				Market Value as a % of Present Value of Assets
	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+200 bp	$33,019	16.5%	16.3%	231	$34,478	14.3%	18.3%	229
0 bp	$—	0.0%	14.0%	—	$—	0.0%	16.0%	—
-200 bp	$(44,925)	(22.4)%	10.9%	(314)	$(66,638)	(27.7)%	11.6%	(444)

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

        However, as with any method of gauging interest rate risk, there are certain shortcomings inherent in the MV methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MV methodology does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients' ability to service their debt. All of these factors are considered in monitoring the Company's exposure to interest rate risk.

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2008. The Company updated its methodology for determining its allowance for loan losses in 2009 as discussed earlier in this Item 2.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2009. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of September 30, 2009, the period covered by this report on Form 10-Q.

        During the three months and nine months ended September 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

        In addition to the other information contained in this Report on Form 10-Q, the following significant risks may affect the Company and update the risk factors contained in Part I, Item A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2008. The risk factors identified below are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

Risks Relating to Recent Economic Conditions and Governmental Response Efforts

Difficult economic and market conditions have adversely affected our industry.

        The global and U.S. economies continue to experience a protracted slowdown in business activity as a result of disruptions in the financial system, including a lack of confidence in the worldwide credit markets. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage, land development and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer loan deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Financial institutions have experienced decreased access to deposits and borrowings. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets may continue to adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial and real estate markets are likely to improve in the near future. Moreover, we anticipate that the commercial real estate market will continue to decline, which could adversely affect a substantial portion of our loan portfolio. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

  •
  We potentially face increased regulation of our industry which may increase our costs and limit our ability to pursue business opportunities. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

  •
  The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including assessments of economic conditions. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process.

  •
  Our borrowers may be unable to make timely repayments of their loans, and the decrease in value of real estate collateral securing the payment of such loans could result in significant credit losses, increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

  •
  The value of our securities portfolio may be adversely affected.

  •
  Changes and volatility in interest rates may negatively impact yields on earning assets and may increase the costs of interest-bearing liabilities.

  •
  Monetary and fiscal policies of the Federal Reserve and the U.S. Government and other government initiatives taken in response to economic condition, may adversely affect our profitability.

  •
  We have been and may be required to pay significantly higher Federal Deposit Insurance Corporation ("FDIC") premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

        If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

Recent legislative and regulatory initiatives may not be successful

        Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or the Emergency Economic Stabilization Act, in response to the crisis in the financial sector. The U.S. Treasury and banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, or the American Recovery and Reinvestment Act. There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the American Recovery and Reinvestment Act will have on the financial markets, including the levels of volatility and limited credit availability currently being experienced. The failure of the Emergency Economic Stabilization Act or American Recovery and Reinvestment Act to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund.

        The FDIC recently adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution's unsecured debt, secured liabilities and brokered deposits. The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. As a result of the recent revisions, we anticipate paying higher FDIC insurance premiums, which will add to our cost of operations and, thus, adversely affect our results of operations. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the fund.

        The FDIC has imposed a special Deposit Insurance assessment of 5 basis points on all insured institutions. This emergency assessment was calculated based on each insured institution's total assets minus Tier 1 Capital at June 30, 2009, and was collected on September 30, 2009. The FDIC has announced that an additional special assessment in 2009 of up to 5 basis points is probable. Future special assessments imposed by the FDIC will further increase our cost of operations and, as a result, could have a significant impact on us.

U.S. and international financial markets and economic conditions could adversely affect our liquidity, results of operations and financial condition.

        Recent turmoil and downward economic trends have been particularly acute in the financial sector. Although we remain well capitalized and have not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio in California, we may be particularly susceptible to the adverse economic conditions in California and, particularly, the San Francisco Bay area where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.

Risks Related to Our Market and Business

We expect to become subject to a written agreement with the Federal Reserve, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material adverse effect on our business, operating flexibility, financial condition and the value of our common stock.

        Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, various state regulators (for state chartered banks), the Federal Reserve (for bank holding companies and state member banks), the California Department of Financial Institutions (for California state-chartered banks) and separately the FDIC as the insurer of bank deposits, each have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under their respective authority, our bank regulators can require us to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we may be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

        The Federal Reserve recently completed the field work portion of its regularly scheduled examination of the Company and Heritage Bank of Commerce in September 2009. As a result of the Company's losses in 2009, primarily due to higher provisions for loan losses because of credit quality deterioration, the Company expects to enter into a written agreement with the Federal Reserve. The Federal Reserve has informed the Company that the agreement will require the Company to improve its appraisal procedures, oversight over its government guaranteed loan portfolio, capital planning process, and liquidity contingency funding plan. It is anticipated that the agreement will require the Company to provide notice and obtain the approval of the Federal Reserve prior to (1) incurring, renewing, increasing or guaranteeing any debt, (2) paying dividends on common and preferred stock, (3) paying interest on trust preferred securities, (4) repurchasing capital stock, and (5) making certain changes to its directors or senior executive officers. It is also anticipated that the Company will be required to develop and implement a plan to reduce problem assets, maintain adequate capital and return the Company to profitability. The contents of the written agreement have not been finalized, however, and are subject to further internal review by the Federal Reserve upon completion of its examination and reporting processes. Such review could result in material changes to the anticipated agreement, which could be more restrictive than those described above. We believe that Federal Reserve will finalize the written agreement within the next 60 to 90 days.

        If we are unable to comply with the terms of the anticipated written agreement with the Federal Reserve, or if we are unable to comply with the terms of any future regulatory orders to which we may become subject, then we could become subject to additional supervisory actions and orders, including cease and desist orders, prompt corrective action and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from the Federal Reserve and the State of California, which could include further restrictions on the Company's business, assessment of civil money penalties on the Company, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of the Company. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings.

        We maintain an allowance for loan losses for probable incurred losses in the portfolio. The allowance is established through a provision for loan losses based on our management's evaluation of the risks inherent in our loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies.

        In addition, we evaluate all loans identified as problem loans and augment the allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains a number of commercial real estate loans with relatively large balances, a deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as changes resulting from the current, and potentially worsening, economic conditions or as a result of incorrect assumptions by management in determining the allowance for loan losses. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.

        If the evaluation we perform in connection with establishing loan loss reserves is wrong or we are unsuccessful in identifying potential problem loans in a timely manner, our allowance for loan losses may not be sufficient to cover our losses, which could have an adverse effect on our results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

        At December 31, 2008 and September 30, 2009, our nonperforming loans (which include nonaccrual loans) were 3.24% and 5.11% of the loan portfolio, respectively. At December 31, 2008 and September 30, 2009, our nonperforming assets (which include foreclosed real estate) were 2.74% and

4.26% of total assets, respectively. Nonperforming assets adversely affect our earnings in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to an increase in nonperforming assets. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. When we take collateral in foreclosures and similar proceedings, we are required to mark the related asset to the then fair market value of the collateral (less estimated costs to sell), which may ultimately result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers' performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.

        In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. If the current economic and market conditions persist, it is likely that we will experience future increases in nonperforming assets, particularly if we are unsuccessful in our efforts to reduce our classified assets, which would have a significant adverse effect on our business.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

        For the nine months ended September 30, 2009, we recorded a $28.3 million provision for loan losses and charged off $24.3 million of loans, net of $1.0 million in loan recoveries. For the year ended December 31, 2008, we recorded a $15.5 million provision for loan losses and charged off $2.75 million of loans, net of $58,000 in loan recoveries. There has been a significant slowdown in the real estate markets in portions of counties in California where a majority of our loan customers, including our largest borrowing relationships, are based. This slowdown reflects declining prices in real estate, excess inventories of homes and increasing vacancies in commercial and industrial properties, all of which have contributed to financial strain on real estate developers and suppliers. As of September 30, 2009, we had $405.5 million in real estate loans and $197.4 million in construction and land development loans. Construction loans and commercial real estate loans comprise a substantial portion of our non-performing assets. Continuing deterioration in the real estate market could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for credit losses in the future, which could have a material adverse effect on our financial condition, results of operations and capital.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

        Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

        Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. As of September 30, 2009, 22% of our deposit base was comprised of noninterest bearing deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

We borrow from the Federal Home Loan Bank and the Federal Reserve, and there can be no assurance these programs will continue in their current manner.

        We at times utilize the Federal Home Loan Bank ("FHLB") of San Francisco for overnight borrowings and term advances; we also borrow from the Federal Reserve Bank of San Francisco and from correspondent banks under our federal funds lines of credit. The amount loaned to us is generally dependent on the value of the collateral pledged. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns. Any change or termination of the programs under which we borrow from the FHLB of San Francisco, the Federal Reserve Bank of San Francisco or correspondent banks could have an adverse effect on our liquidity and profitability.

Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our securities portfolio.

        We may be required to record future impairment charges on our securities, including our stock in the FHLB of San Francisco, if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain securities, the absence of reliable pricing information for securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our securities portfolio in future periods. A significant impairment charge could affect the ability of Heritage Bank of Commerce to pay dividends to us, which could have a material adverse effect on our liquidity and our ability to pay dividends to shareholders. Significant impairment charges could also negatively impact our regulatory capital ratios and result in Heritage Bank of Commerce not being classified as "well-capitalized" for regulatory purposes.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

        We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs. Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase our cost of funding and limit our access to some of our customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve Bank.

        We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of Heritage Bank of Commerce or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

        Changes in interest rates affect interest income, the primary component of our gross revenue, as well as interest expense. Our earnings depend largely on the relationship between the cost of funds, primarily deposits and borrowings, and the yield on earning assets, primarily loans and securities. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by the monetary policies of the Federal Reserve, the shape of the yield curve, and the international interest rate environment, as well as by economic, regulatory and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities, and the level of non-performing assets. Many of these factors are beyond our control. In addition, loan origination volumes are affected by market interest rates. Higher interest rates, generally, are associated with a lower volume of loan originations while lower interest rates are usually associated with higher loan originations. Conversely, in rising interest rate environments, loan repayment rates may decline and in falling interest rate environments, loan repayment rates may increase. In addition, in a rising interest rate environment, we may need to accelerate the pace of rate increases on our deposit accounts as compared to the pace of future increases in short-term market rates. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, asset quality and loan origination volume. Given the current volume, mix, and re-pricing characteristics of our interest-bearing liabilities and interest-earning assets, our interest rate spread is expected to increase in a rising rate environment, and decrease in a declining interest rate scenario. However, there are scenarios where fluctuations in interest rates in either direction could have a negative effect on our profitability. For example, if funding rates rise faster than asset yields in a rising rate environment, or if we do not actively manage certain loan rates in a declining rate environment, our profitability would be negatively impacted.

Our profitability is dependent upon the economic conditions of the markets in which we operate.

        We operate primarily in Santa Clara County, Contra Costa County and Alameda County and, as a result, our financial condition and results of operations are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers' ability to repay their loans, which would, in turn, increase our non-performing assets. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify our credit risks across multiple markets.

Our loan portfolio has a large concentration of real estate loans in California, which involve risks specific to real estate values.

        A further downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial, land development and construction) is a large portion of our loan portfolio. As of September 30, 2009, approximately $654.6 million, or 61% of our loan portfolio was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in California which has experienced a significant decline in real estate values. There have been adverse developments affecting real estate values in one or more of our markets that could increase the credit risk associated with our loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters particular to California. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values, including values of land held for development, continue to decline, the value of real estate collateral securing our loans, could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

        At September 30, 2009, land and construction loans, including land acquisition and development, totaled $197.4 million, or 18% of our total loan portfolio. This amount was comprised of 12% owner-occupied and 88% non-owner occupied construction and land loans. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent primarily, in part, on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment. If our appraisal of the value of the completed project proves to be overstated, our collateral may be inadequate for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

We must effectively manage our growth strategy.

        As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by opening new offices, subject to any regulatory constraints on our ability to open new offices. To the extent that we are able to open additional offices, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Our current growth strategies involve internal growth from our current offices and, subject to any regulatory constraints on our ability to open new branch offices, the addition of new offices over time, so that the additional overhead expenses associated with these openings is absorbed prior to opening other new offices.

We have a significant deferred tax asset and cannot assure that it will be fully realized.

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be recovered. At December 31, 2008, we had a net deferred tax asset of $17.3 million, and as of September 30, 2009, our net deferred tax asset was approximately $20.9 million. We did not establish a valuation allowance as it is anticipated, based on our current projections, that it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, it would require us to incur a charge to operations.

If the goodwill we have recorded in connection with acquisitions becomes impaired, our earnings and capital could be adversely affected.

        Accounting standards require that we account for acquisitions using the purchase method of accounting. Under the purchase method of accounting, if the purchase price of an acquired company exceeds the fair value of its net assets, the excess is carried on the acquirer's balance sheet as goodwill. In accordance with generally accepted accounting principles, our goodwill is evaluated for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows and, when appropriate, data from control sale transactions. There can be no assurance that future evaluations of goodwill will not result in impairment and ensuing write-downs, which could be material, resulting in an adverse impact on our earnings and shareholders' equity.

We face strong competition from financial service companies and other companies that offer banking services.

        We face substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including larger commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit-gathering services offered by us. Increased competition in our markets may result in reduced loans and deposits.

        Many of these competing institutions have much greater financial and marketing resources than we have. Due to their size, many competitors can achieve larger economies of scale and may offer a broader range of products and services than we can. If we are unable to offer competitive products and services, our business may be negatively affected.

        Some of the financial services organizations with which we compete are not subject to the same degree of regulation as is imposed on bank holding companies and federally insured financial institutions or are not subject to increased supervisory oversight arising from regulatory examinations. As a result, these non-bank competitors have certain advantages over us in accessing funding and in providing various services. The banking business in our primary market areas is very competitive, and the level of competition facing us may increase further, which may limit our asset growth and financial results.

We are subject to extensive government regulation that could limit or restrict our activities, which in turn may adversely impact our ability to increase our assets and earnings.

        We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the California Department of Financial Institutions and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank's ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. As a result of the negative developments since the latter half of 2007 in the financial markets, there is a potential for new federal or state laws and regulation regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been and are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. We are also subject to supervision, regulation and investigation by the U.S. Treasury and the Office of the Special Inspector General under the Emergency Economic Stabilization Act and the American Recovery and Reinvestment Act by virtue of our participation in the U.S. Treasury Capital Purchase Program. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

Technology is continually changing and we must effectively implement new technologies.

        The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. In order to anticipate and develop new technology, we employ a qualified staff of internal information system specialists and consider this area a core part of our business. We do not develop our own software products, but have been able to respond to technological changes in a timely manner through association with leading technology vendors. We must continue to make substantial investments in technology which may affect our results of operations. If we are unable to make such investments, or we are unable to respond to technological changes in a timely manner, our operating costs may increase which could adversely affect our results of operations.

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

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

        In the course of our business, when a borrower defaults on a loan secured by real property, we generally purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of properties when owners have defaulted on loans. While we have guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, manage or occupy and unknown hazardous risks could impact the value of real estate collateral. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean-up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and exceed the value of the property. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

Managing operational risk is important to attracting and maintaining customers, investors and employees.

        Operational risk represents the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside the Company, the execution of unauthorized transactions by employees, transaction processing errors and breaches of the internal control system and compliance requirements. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation and customer attrition due to potential negative publicity. Operational risk is inherent in all business activities and the management of this risk is important to the achievement of our business objectives. In the event of a breakdown in our internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action and suffer damage to our reputation. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

Potential acquisitions may disrupt our business and adversely affect our results of operations.

        We have in the past and, subject to any regulatory constraints on our ability to undertake any acquisitions, we may in the future seek to grow our business by acquiring other businesses. We cannot predict the frequency, size or timing of our acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to the total cost of integration, the time required to complete the integration, the amount of longer-term cost savings, continued growth, or the overall performance of the acquired company or combined entity. Integration of an acquired business can be complex and costly. If we are not able to integrate successfully future acquisitions, there is a risk that our results of operations could be adversely affected. In addition, if goodwill recorded in connection with our prior or potential future acquisitions were determined to be impaired, then we would be required to recognize a charge against our earnings, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

We are dependent on key personnel and the loss of one or more of those key personnel may materially and adversely affect our prospects.

        Competition for qualified employees and personnel in the banking industry is intense and there are a limited number of qualified persons with knowledge of, and experience in, the California community banking industry. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. In addition, the Emergency Economic Stabilization Act and the American Recovery and Reinvestment Act have imposed significant limitations on executive compensation for recipients, such as us, of funds under the U.S. Treasury Capital Purchase Program, which may make it more difficult for us to retain and recruit key personnel. Our success depends to a significant degree upon our ability to attract and retain qualified management, loan origination, finance, administrative, marketing and technical personnel and upon the continued contributions of our management and personnel. In particular, our success has been and continues to be highly dependent upon the abilities of key executives, including our Chief Executive Officer and certain other key employees.

The terms of our outstanding preferred stock limit our ability to pay dividends on and repurchase our common stock.

        The Purchase Agreement between us and the U.S. Treasury, pursuant to which we sold $40 million of our Series A Preferred Stock and issued a warrant to purchase up to 462,963 shares of our common stock, provides that prior to the earlier of (1) November 21, 2011 and (2) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase our quarterly cash dividend on our common stock above $0.08 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. These restrictions, together with the potentially dilutive impact of the warrant issued to the U.S. Treasury could have a negative effect on the value of our common stock.

Our outstanding preferred stock impacts net income allocable to our common shareholders and earnings per common share, and the warrant issued to the U.S. Treasury may be dilutive to holders of our common stock.

        The dividends declared and the accretion on our Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. Our Series A Preferred Stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant issued to the U.S. Treasury is exercised. The shares of common stock underlying the warrant represent approximately 3.92% of the shares of our common stock outstanding as of September 30, 2009. Although the U.S. Treasury has agreed to not vote any of the common shares it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any common shares acquired upon exercise of the warrant is not bound by this restriction. The terms of the warrant include an anti-dilution adjustment which provides that, if we issue common shares or securities convertible or exercisable into, or exchangeable for, common shares at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number of common shares to be issued would increase and the per share price of common shares to be purchased pursuant to the warrant would decrease.

Because of our participation in the U.S. Treasury Capital Purchase Program, we are subject to various restrictions, including restrictions on compensation paid to our executives.

        Pursuant to the terms of the Purchase Agreement, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the Purchase Agreement. These standards generally apply to our Chief Executive Officer, Chief Financial Officer, and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. Since the warrant issued to the U.S. Treasury has a ten-year term, we could potentially be subject to certain executive compensation and corporate governance restrictions for a ten-year time period. Pursuant to the American Recovery and Reinvestment Act, further compensation restrictions, including significant limitations on incentive compensation, have been imposed on our senior executive officers and most highly compensated employees. Such restrictions and any future restrictions on executive compensation, which may be adopted, could adversely affect our ability to hire and retain senior executive officers and other key employees.

Until we are able to repurchase the Series A Preferred Stock we are required to operate under the restrictions imposed by the U.S. Treasury under the Capital Purchase Program, and such restrictions may have unforeseen and unintended adverse effects on our business.

        Until such time as we repurchase the Series A Preferred Stock, we will remain subject to the respective terms and conditions set forth in the agreements we entered into with the U.S. Treasury under the Capital Purchase Program. The continued existence of the Capital Purchase Program investment subjects us to increased regulatory and legislative oversight. The American Recovery and Reinvestment Act includes, among other things, amendments to the executive compensation provisions of the Emergency Economic Stabilization Act, and directs the Secretary of the U.S. Treasury to adopt standards that will implement the amended provisions of the Emergency Economic Stabilization Act and directs the SEC to issue rules in connection with certain of the amended provisions. However, the particular scope of those standards and rules, and the timing of their issuance, is not known. These, and any future legal requirements and implementing standards under the Capital Purchase Program may apply retroactively and may have unforeseen or unintended adverse effects on Capital Purchase Program participants and on the financial services industry as a whole. They may require us to expend significant time, effort and resources to ensure compliance, and the evolving regulations concerning executive compensation may impose limitations on us that affect our ability to compete successfully for executive and management talent.

        We can make no assurance as to when or if we will be in a position to repurchase the Series A Preferred Stock and the warrant issued to the U.S. Treasury.

Federal and state law may limit the ability of another party to acquire us, which could cause our stock price to decline.

        Federal law prohibits a person or group of persons "acting in concert" from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given 60 days prior written notice of such proposed acquisition and within that time period the Federal Reserve has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank or bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the Federal Reserve under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is, or is deemed to be, a bank holding company) or more of any class of voting stock, or such lesser number of shares as may constitute control.

        Under the California Financial Code, no person shall, directly or indirectly, acquire control of a California state bank or its holding company unless the Department of Financial Institutions has approved such acquisition of control. A person would be deemed to have acquired control of Heritage Bank of Commerce if such person, directly or indirectly, has the power (1) to vote 25% or more of the voting power of Heritage Bank of Commerce, or (2) to direct or cause the direction of the management and policies of Heritage Bank of Commerce. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control Heritage Bank of Commerce.

        These provisions of federal and state law may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

        We are not restricted from issuing additional shares of common stock or securities that are convertible into or exchangeable for, or that represent the right to receive, shares of common stock. We frequently evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations, and subject to market conditions. Actions we could take include, among other things, the issuance of additional shares of common stock in public or private transactions in order to further increase our capital levels above the requirements for a well-capitalized institution established by the federal bank regulatory agencies as well as other regulatory targets.

        In addition, we face significant regulatory and other governmental risk as a financial institution and a participant in the Capital Purchase Program, and it is possible that capital requirements and directives could in the future require us to change the amount or composition of our current capital, including common equity. In this regard, we note that we were not one of the 19 institutions required to conduct a forward-looking capital assessment, or "stress test," in conjunction with the Federal Reserve and other federal bank supervisors, pursuant to the Supervisory Capital Assessment Program, a complement to the U.S. Treasury's Capital Assistance Program, which makes capital available to financial institutions as a bridge to private capital in the future. However, the stress assessment requirements under the Capital Assistance Program or similar requirement could be extended or otherwise impact financial institutions beyond the 19 participating institutions, including us. As a result, we could determine, or our regulators could require us, to raise additional capital. There could also be market perceptions regarding the need to raise additional capital, whether as a result of public disclosures that were made regarding the Capital Assistance Program stress test methodology or otherwise, and, regardless of the outcome of the stress tests or other stress case analysis, such perceptions could have an adverse effect on the price of our common stock.

        The issuance of any additional shares of common stock as a result of the warrant or securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities (including the exercise of stock options or vesting of restricted stock issued under our employee equity compensation plans), could be substantially dilutive to shareholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

        The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility, which, in recent quarters, has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers' underlying financial strength. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. This may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

        The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified in "Risk Factors" and below. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

  •
  actual or anticipated quarterly fluctuations in our operating results and financial condition;

  •
  changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;

  •
  failure to meet analysts' revenue or earnings estimates;

  •
  speculation in the press or investment community generally or relating to our reputation, our market area, our competitors or the financial services industry in general;

  •
  strategic actions by us or our competitors, such as acquisitions, restructurings, dispositions or financings;

  •
  actions by our current shareholders, including sales of common stock by existing shareholders and/or directors and executive officers;

  •
  trends in our nonperforming assets;

  •
  the costs and effectiveness of our efforts to reduce our classified assets;

  •
  fluctuations in the stock price and operating results of our competitors;

  •
  future sales of our equity, equity-related or debt securities;

  •
  proposed or adopted regulatory changes or developments;

  •
  anticipated or pending investigations, proceedings, or litigation that involve or affect us;

  •
  trading activities in our common stock, including short-selling;

  •
  domestic and international economic factors unrelated to our performance; and

  •
  general market conditions and, in particular, developments related to market conditions for the financial services industry.

        A significant decline in our stock price could result in substantial losses for individual shareholders and could lead to costly and disruptive securities litigation.

        Our common stock is listed for trading on the NASDAQ Global Select Market under the symbol "HTBK"; the trading volume has historically been less than that of larger financial services companies. Stock price volatility may make it more difficult for you to sell your common stock when you want and at prices you find attractive.

        A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the relatively low trading volume of our common stock, significant sales of our common stock in the public market, or the perception that those sales may occur, could cause the trading price of our common stock to decline or to be lower than it otherwise might be in the absence of those sales or perceptions.

We are a holding company and depend on our subsidiaries for dividends, distributions and other payments.

        We are a company separate and apart from Heritage Bank of Commerce that must provide for our own liquidity. Substantially all of our revenues are obtained from dividends declared and paid by Heritage Bank of Commerce. There are statutory and regulatory provisions that could limit the ability of Heritage Bank of Commerce to pay dividends to us. Under applicable California law, Heritage Bank of Commerce cannot make any distribution (including a cash dividend) to its shareholder, us, in an amount which exceeds the lesser of: (1) the retained earnings of Heritage Bank of Commerce and (2) the net income of Heritage Bank of Commerce for its last three fiscal years, less the amount of any distributions made by Heritage Bank of Commerce to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, Heritage Bank of Commerce may make a distribution (including a cash dividend) to us in an amount not exceeding the greatest of: (1) its retained earnings; (2) its net income for its last fiscal year; and (3) its net income for its current fiscal year.

        In addition, if in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and an opportunity for a hearing, that such bank cease and desist from such practice. Depending on the financial condition of Heritage Bank of Commerce, the applicable regulatory authority might deem us to be engaged in an unsafe or unsound practice if Heritage Bank of Commerce were to pay dividends. The Federal Reserve has issued policy statements generally requiring insured banks and bank holding companies to pay dividends only out of current operating earnings.

        In addition, if Heritage Bank of Commerce becomes insolvent, the direct creditors of Heritage Bank of Commerce will have a prior claim on its assets, as discussed further below. Our rights and the rights of our creditors will be subject to that prior claim, unless we are also a direct creditor of that subsidiary.

The common stock is equity and therefore is subordinate to our and Heritage Bank of Commerce's indebtedness and our Series A Preferred Stock, and our ability to declare dividends on our common stock may be limited.

        Shares of the common stock are equity interests in us and do not constitute indebtedness. As such, shares of the common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims on us, including in a liquidation of us.

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of junior subordinated debentures to these trusts. The accompanying junior subordinated debentures have a principle amount totaling $23.7 million as of September 30, 2009. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures that we issued to the trusts are senior to our shares of common stock and Series A Preferred Stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our common stock and Series A Preferred Stock. Under the terms of these debentures, we may defer interest payments on the debentures for up to five years. If we defer such interest payments, we may not declare or pay any cash dividends on any shares of our common stock or Series A Preferred Stock during the deferral period. In the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our common stock or Series A Preferred Stock.

        We may, and Heritage Bank of Commerce may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness.

        Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock then outstanding. Under the terms of the Series A Preferred Stock, our ability to declare or pay dividends on or repurchase our common stock or other equity or capital securities will be subject to restrictions in the event that we fail to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock. In addition, prior to November 21, 2011, unless we have redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase our quarterly common stock dividend above $0.08 except in limited circumstances.

        Our board of directors is authorized to cause us to issue additional classes or series of preferred stock without any action on the part of the shareholders. If we issue preferred shares in the future that have a preference over our common stock with respect to the payment of dividends or upon liquidation, or if we issue preferred shares with voting rights that dilute the voting power of the common stock, then the rights of holders of our common stock or the market price of our common stock could be adversely affected.

        Holders of our common stock are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. In the second quarter of this year, we suspended our quarterly common stock cash dividend. The decision to suspend our dividend was based on the board of directors' view that we should retain capital to support our on-going banking activities. We do not expect to reinstate our quarterly dividend for the foreseeable future.

        We are also subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company, such as us, that the payment of dividends would be an unsafe or unsound practice and prohibit payment (or require prior approval) of common stock dividends. As discussed above, we expect to enter into a written agreement with the Federal Reserve that will require us to obtain the prior approval of the Federal Reserve to make any interest payments on our outstanding trust preferred securities and the accompanying junior subordinated debentures, or to pay any dividends on our Series A Preferred Stock or common stock.

An entity holding as little as a 5% interest in our outstanding common stock could, under certain circumstances, be subject to regulation as a "bank holding company."

        Any entity (including a "group" composed of natural persons) owning or controlling with the power to vote 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the Bank Holding Company Act of 1956, as amended, or the Bank Holding Company Act. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the Bank Holding Company Act to acquire or retain 5% or more of our outstanding common stock and (2) any person not otherwise defined as a company by the Bank Holding Company Act and its implementing regulations may be required to obtain the approval of the Federal Reserve under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder's investment in our common stock or such nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
3.2	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report or Form 10-K filed on March 16, 2009)
4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed November 26, 2008)
4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
October 28, 2009	/s/ WALTER T. KACZMAREK
Date	Walter T. Kaczmarek Chief Executive Officer
October 28, 2009	/s/ LAWRENCE D. MCGOVERN
Date	Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
3.2	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report or Form 10-K filed on March 16, 2009)
4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed November 26, 2008)
4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350