Form 10-K
period 2009-12-31
HERITAGE COMMERCE CORP
filed 2010-03-17
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or I5(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant, based upon the closing price of its common stock as of June 30, 2009 $3.73 per share, as reported on the NASDAQ Global Select Market, was approximately $38 million.

         As of March 10, 2010, there were 11,820,509 shares of the Registrant's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2010 Annual Meeting to be held on May 27, 2010 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2009.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2009

Cautionary Note Regarding Forward-Looking Statements

        This Report on Form 10-K contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. These forward-looking statements often can be, but are not always, identified by the use of words such as "assume," "expect," "intend," "plan," "project," "believe," "estimate," "predict," "anticipate," "may," "might," "should," "could," "goal," "potential" and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements include statements relating to our projected growth, anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition.

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

  •
  Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth and constrain our activities, including the terms of our written agreement entered into by the Company and the Board of Governors of the Federal Reserve System and the California Department of Financial Institutions;

  •
  Changes in accounting standards and interpretations;

  •
  Significant decline in the market value of the Company that could result in an impairment of goodwill;

  •
  Our ability to raise capital or incur debt on reasonable terms;

  •
  Regulatory limits on Heritage Bank of Commerce's ability to pay dividends to the Company;

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

        We are not able to predict all the factors that may affect future results. You should not place undue reliance on any forward-looking statement, which speaks only as of the date of this Report on Form 10-K. Except as required by applicable laws or regulations, we do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I

ITEM 1 — BUSINESS

General

        Heritage Commerce Corp ("HCC") is registered with the Board of Governors of the Federal Reserve System as a Bank Holding Company under the Bank Holding Company Act of 1956. HCC was organized in 1997 to be the holding company for Heritage Bank of Commerce ("HBC"). Subsequent to 1997, HCC became the holding company for Heritage Bank East Bay, Heritage Bank South Valley, and Bank of Los Altos. On January 1, 2003, these banks were merged into HBC and now operate as branch offices serving their local markets. In June 2007, HCC acquired Diablo Valley Bank which merged into HBC.

        HCC's only other direct subsidiaries are Heritage Capital Trust I (formed 2000), Heritage Statutory Trust I (formed 2000), Heritage Statutory Trust II (formed 2001) and Heritage Statutory Trust III (formed 2002) (collectively, "Subsidiary Trusts"), which were formed solely to facilitate the issuance of capital trust pass-through securities to enhance regulatory capital and liquidity. Pursuant to accounting guidance on variable interest entities, the Subsidiary Trusts are not reflected on a consolidated basis in the financial statements of HCC.

        HCC's principal source of income is dividends from HBC. The expenditures of HCC, including (but not limited to) the payment of dividends to shareholders, if and when declared by the Board of Directors, the cost of servicing debt, legal fees, audit fees, and shareholder costs, will generally be paid from dividends paid to HCC by HBC.

        At December 31, 2009, HCC had consolidated assets of $1.36 billion, deposits of $1.09 billion and shareholders' equity of $172.3 million. HCC's liabilities include $23.7 million in debt obligations due to the Subsidiary Trusts related to capital trust pass-through securities issued by those entities.

        References herein to the "Company" "we", "us", and "our" refer to HCC and its consolidated subsidiary, unless the context indicates otherwise.

        The Internet address of the Company's website is "http://www.heritagecommercecorp.com." The Company makes available free of charge through the Company's website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the SEC's website.

  Heritage Bank of Commerce

        HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in January 1994. HBC is a multi-community independent bank that offers a full range of banking services to small to medium sized businesses and their owners, managers and employees residing in Santa Clara, Alameda, and Contra Costa counties in California. We operate ten full service branch offices throughout this geographic footprint. The locations of HBC's current offices are:

San Jose:	Administrative Office Main Branch 150 Almaden Boulevard San Jose, CA 95113

Fremont:	Branch Office 3077 Stevenson Boulevard Fremont, CA 94538
Danville:	Branch Office 387 Diablo Road Danville, CA 94526
Gilroy:	Branch Office 7598 Monterey Street Suite 110 Gilroy, CA 95020
Los Altos:	Branch Office 419 South San Antonio Road Los Altos, CA 95032
Los Gatos:	Branch Office 15575 Los Gatos Boulevard Los Gatos, CA 95032
Morgan Hill:	Branch Office 18625 Sutter Boulevard Morgan Hill, CA 95037
Mountain View:	Branch Office 175 E. El Camino Real Mountain View, CA 94040
Pleasanton:	Branch Office 300 Main Street Pleasanton, CA 94566
Walnut Creek:	Branch Office 101 Ygnacio Valley Road Suite 100 Walnut Creek, CA 94596

        HBC's gross loan balances, excluding loans held-for-sale at the end of 2009 totaled $1.07 billion. HBC's lending activities are diversified and include commercial, real estate, construction and consumer loans. HBC's commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Such loans include loans with maturities ranging from thirty days to one year and "term loans" with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating or fixed interest rates, with monthly payments of both principal and interest. HBC's commercial loans are centered in locally-oriented commercial activities in markets where HBC has a physical presence through its branch offices and loan production offices.

        HBC's real estate term loans consist primarily of loans made based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. HBC generally restricts real estate term loans to no more than 80% of the property's appraised value or the purchase price of the property, depending on the type of property and its utilization. HBC offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain real estate loans that can be sold in the secondary market may be granted for longer maturities.

        HBC's real estate land and construction loans are primarily short-term interim loans to finance the construction of commercial and single family residential properties. HBC utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

        HBC makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Additionally, HBC makes home equity lines of credit available to its clientele. Consumer loans generally provide for the monthly payment of principal and interest. Most of HBC's consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

        HBC also actively engages in Small Business Administration ("SBA") lending. HBC have been designated as an SBA Preferred Lender since 1999.

        As of December 31, 2009, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial 40% (including SBA loans), (ii) real estate secured loans 37%, (iii) land and construction loans 17%, and (iv) consumer (including home equity) 6%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

        In addition to loans, HBC offers a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts. HBC attracts deposits from throughout our market area with a customer-oriented product mix, competitive pricing, and convenient locations. At December 31, 2009, HBC had approximately 15,700 deposit accounts totaling $1.09 billion, including brokered deposits, compared to 17,200 deposit accounts totaling approximately $1.15 billion as of December 31, 2008.

        HBC offers a multitude of other products and services to complement our lending and deposit services. These include cashier's checks, traveler's checks, bank-by-mail, ATM, night depository, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, online banking, and other customary banking services. HBC currently operates ATMs at six different locations. In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and promote a high level of customer service. HBC does not have a trust department. In addition to the traditional financial services offered, HBC offers remote deposit capture, automated clearing house origination, electronic data interchange and check imaging. HBC continues to investigate products and services that it believes address the growing needs of its customers and to analyze other markets for potential expansion opportunities.

  Diablo Valley Bank

        In June 2007, the Company acquired Diablo Valley Bank. The transaction was valued at approximately $65 million, including payments for cancellation of options for Diablo Valley Bank common stock. Diablo Valley Bank shareholders received a per share consideration of $23.00. Accordingly, the Company paid approximately $24 million in cash and issued 1,732,298 shares of the Company's common stock in exchange for all outstanding Diablo Valley Bank shares and stock options. Prior to closing, Diablo Valley Bank redeemed all of its outstanding Series A Preferred Stock for an aggregate of approximately $6.7 million in cash (including dividend payments).

  U.S Treasury Capital Purchase Program

        On November 21, 2008, the Company entered into a Securities Purchase Agreement Standard Terms with the U.S. Treasury pursuant to the U.S. Treasury Capital Purchase Program authorized under the Emergency Economic Stabilization Act. In accordance with the Purchase Agreement the Company sold to the U.S. Treasury for an aggregate purchase price of $40 million, Series A Preferred Stock and a warrant to purchase 462,963 shares of our common stock. Under the terms of the Capital Purchase Program, the Company is prohibited from increasing dividends above $0.08 per share on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, are prohibited until all accrued and unpaid dividends are paid on the Series A Preferred Stock. In November 2009, the Company announced that it had suspended the payment of dividends on its Series A Preferred Stock.

  Recent Regulatory Action

        On February 17, 2010 HCC and HBC entered into a written agreement with the Federal Reserve Bank of San Francisco, and the California Department of Financial Institutions ("DFI"). Under the terms of the written agreement, the Company must obtain the prior written approval of the Federal Reserve and DFI before it may (i) declare or pay any dividends, (ii) make any distributions of principal or interest on the Company's outstanding trust preferred securities and related subordinated debt, (iii) incur, increase or guarantee any debt, (iv) redeem any outstanding stock, or (v) take dividends or any other form of payment that represents a reduction in capital from HBC. The written agreement also requires the Company to (i) submit a written plan to strengthen credit risk management practices, (ii) submit a written capital plan for sufficient capitalization of both HCC and HBC , (iii) submit a written business plan for 2010 to improve the Company's earnings and overall financial condition, (iv) comply with notice and approval requirements related to the appointment of directors and senior executive officers or change in the responsibility of any current senior executive officer, (v) comply with restrictions on paying or agreeing to pay certain indemnification and severance payments without prior written approval, (vi) submit a written plan to improve management of the Company's liquidity position and funds management practices, (vii) notify the Federal Reserve and DFI no more than 30 days after the end of any quarter in which the capital ratios of HCC or HBC fall below approved capital plan's minimum ratios, together with an acceptable plan to increase capital ratios above the approved capital plan's minimum levels, (viii) comply with specified procedures for board (or a committee of the board) approval for the extension, renewal or restructure of any "criticized loan", (ix) submit plans to improve the Company's position on outstanding past due and other problem loans in excess of $2 million, (x) maintain policies and procedures and submit a plan for the maintenance of an adequate allocation for loan and lease losses, and (xi) provide quarterly progress reports to the Federal Reserve and DFI.

        Prior to entering into the written agreement in February 2010, the Company had already ceased paying dividends on its common stock (in the second quarter of 2009), suspended interest payments on its trust preferred securities and related subordinated debt (in the fourth quarter of 2009), and suspended dividend payments on its preferred stock (also in the fourth quarter of 2009).

        The Company is addressing the requirements of the written agreement, including efforts and plans to improve asset quality and credit risk management, improve profitability and liquidity management, and maintain capital at a level sufficient for the respective risk profiles of HCC (on a consolidated basis) and HBC. A committee of outside directors has been formed to monitor and coordinate compliance with the written agreement.

        Failure to comply with the written agreement may subject HCC and HBC to additional supervisory actions and orders.

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

        With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Santa Clara, Alameda and Contra Costa county region, the three counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 377 offices that control a combined 52.37% of deposit market share based on June 30, 2009 FDIC market share data. HBC ranks fourteenth with 1.06% share of total deposits based on June 30, 2009 market share data. These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or "participation," of some of the balances to financial institutions that are not within our geographic footprint.

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

        Strong competition for deposits and loans among financial institutions and non-banks alike affects interest rates and other terms on which financial products are offered to customers. Mergers between financial institutions have placed additional pressure on other banks within the industry to remain competitive by streamlining operations, reducing expenses, and increasing revenues. Competition has also intensified due to federal and state interstate banking laws enacted in the mid-1990's, which permit banking organizations to expand into other states. The relatively large and expanding California market has been particularly attractive to out of state institutions. The Gramm-Leach-Bliley Act of 1999 has made it possible for full affiliations to occur between banks and securities firms, insurance companies, and other financial companies, and has also intensified competitive conditions. See Item 1 — "Business — Supervision and Regulation — Heritage Commerce Corp — The Gramm-Leach-Bliley Act of 1999".

        In order to compete with the other financial service providers, the Company principally relies upon community-oriented, personalized service, local promotional activities, personal relationships established by officers, directors, and employees with its customers, and specialized services tailored to meet its customers' needs. Our "preferred lender" status with the Small Business Administration allows us to approve SBA loans faster than many of our competitors. In those instances where the Company is unable to accommodate a customer's needs, the Company seeks to arrange for such loans on a participation basis with other financial institutions or to have those services provided in whole or in part by its correspondent banks. See Item 1 — "Business — Correspondent Banks."

Economic Conditions, Government Policies, Legislation, and Regulation

        The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the HBC on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by HBC on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and HBC, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and HBC cannot be predicted.

        The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

        From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations or changes in policy may be enacted or the extent to which the business of the Bank would be affected thereby. The Company cannot predict whether or when potential legislation will be enacted and, if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of examinations, any litigation or any investigations initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

        On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program, the Emergency Economic Stabilization Act authorized the U.S. Treasury to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. Initially, $350 billion or half of the $700 billion was made immediately available to the U.S. Treasury. On January 15, 2009, the remaining $350 billion was released to the U.S. Treasury.

        On October 14, 2008, the U.S. Treasury announced its intention to inject capital into nine large U.S. financial institutions under the U.S. Treasury Capital Purchase Program, and since has injected capital into many other financial institutions, including the Company. On November 21, 2008, the Company entered into a Letter Agreement and Securities Purchase Agreement — Standard Terms, pursuant to which the Company issued and sold preferred stock and a common stock warrant for $40 million.

        On February 17, 2009, the American Recovery and Reinvestment Act of 2009 was signed into law. The American Recovery and Reinvestment Act includes various programs intended to stimulate the economy. In addition, the American Recovery and Reinvestment Act imposes certain new executive compensation and corporate governance requirements on all current and future Capital Purchase Program recipients, including the Company, until the institution has repaid the U.S. Treasury, which is permitted under the American Recovery and Reinvestment Act without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.

        See Item 1 — "Business — Supervision and Regulation — U.S. Treasury Capital Purchase Program" for further discussion of the requirement under the Capital Purchase Program.

Supervision and Regulation

  Introduction

        Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's ("FDIC") insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve Board, FDIC, and the DFI.

        The system of supervision and regulation applicable to financial services businesses governs most aspects of the business of the Company, including: (i) the scope of permissible business; (ii) investments; (iii) reserves that must be maintained against deposits; (iv) capital levels that must be maintained; (v) the nature and amount of collateral that may be taken to secure loans; (vi) the establishment of new branches; (vii) mergers and consolidations with other financial institutions; and (viii) the payment of dividends.

        From time to time laws or regulations are enacted which have the effect of increasing the cost of doing business, limiting or expanding the scope of permissible activities, or changing the competitive balance between banks and other financial and non-financial institutions. Proposals to change the laws and regulations governing the operations of banks and bank holding companies are frequently made in Congress, in the California legislature and by various bank and other regulatory agencies. Future changes in the laws, regulations or polices that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

  Heritage Commerce Corp

        General.    As a bank holding company, HCC is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to regulation by the Federal Reserve Board. Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board. HCC is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries, as may be required by the Federal Reserve Board.

        The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Consequently, HCC and HBC are subject to examination by, and may be required to file reports with, the DFI. Regulations have not yet been proposed or adopted or steps otherwise taken to implement the DFI's powers under this statute.

        The Federal Reserve Board has a policy that bank holding companies must serve as a source of financial and managerial strength to their subsidiary banks. It is the Federal Reserve Board's position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting their subsidiary bank.

        HCC's stock is traded on the NASDAQ Global Select Market, and as such the Company is subject to rules and regulations of the NASDAQ Stock Market, including those related to corporate governance. The Company is also subject to the periodic reporting requirements of Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the "SEC"). HCC is subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act, the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the HCC's common stock and short swing profits rules promulgated by the SEC under Section 16 of the Exchange Act, and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

        Bank Holding Company Liquidity.    HCC is a legal entity, separate and distinct from HBC. HCC has the ability to raise capital on its own behalf or borrow from external sources. The Company may also obtain additional funds from dividends paid by, and fees charged for services provided to, HBC. However, regulatory constraints on HBC may restrict or totally preclude the payment of dividends by HBC to HCC.

        HCC is entitled to receive dividends, when and as declared by HBC's Board of Directors. Those dividends may come from funds legally available for those dividends, as specified and limited by the California Financial Code. Under the California Financial Code, funds available for cash dividends by a California-chartered bank are restricted to the lesser of: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). With the prior approval of the DFI, cash dividends may also be paid out of the greater of: (a) the bank's retained earnings; (b) net income for the bank's last preceding fiscal year; or (c) net income of the bank's current fiscal year.

        If the DFI determines that the shareholders' equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend. Since HBC is an FDIC-insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

        Transactions With Affiliates.    HCC and any subsidiaries it may purchase or organize are deemed to be affiliates of HBC within the meaning of Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board's Regulation W. Under Sections 23A and 23B and Regulation W, loans by HBC to affiliates, investments by them in affiliates' stock, and taking affiliates' stock as collateral for loans to any borrower is limited to 10% of HBC's capital, in the case of any one affiliate, and is limited to 20% of HBC's capital, in the case of all affiliates. In addition, transactions between HBC and other affiliates must be on terms and conditions that are consistent with safe and sound banking practices; in particular, a bank and its subsidiaries generally may not purchase from an affiliate a low-quality asset, as defined in the Federal Reserve Act. These restrictions also prevent a bank holding company and its other affiliates from borrowing from a banking subsidiary of the bank holding company, unless the loans are secured by marketable collateral of designated amounts. HCC and HBC are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

        Limitations on Business and Investment Activities.    Under the BHCA, a bank holding company must obtain the Federal Reserve Board's approval before: (i) directly or indirectly acquiring more than 5% ownership or control of any voting shares of another bank or bank holding company; (ii) acquiring all or substantially all of the assets of another bank; or (iii) merging or consolidating with another bank holding company.

        Bank holding companies may own subsidiaries engaged in certain businesses that the Federal Reserve Board has determined to be "so closely related to banking as to be a proper incident thereto." HCC, therefore, is permitted to engage in a variety of banking-related businesses. Some of the activities that the Federal Reserve Board has determined, pursuant to its Regulation Y, to be related to banking are: (i) making or acquiring loans or other extensions of credit for its own account or for the account of others; (ii) servicing loans and other extensions of credit; (iii) performing functions or activities that may be performed by a trust company in the manner authorized by federal or state law under certain circumstances; (iv) leasing personal and real property or acting as agent, broker, or adviser in leasing such property in accordance with various restrictions imposed by Federal Reserve Board regulations; (v) acting as investment or financial advisor; (vi) providing management consulting advice under certain circumstances; (vii) providing support services, including courier services and printing and selling MICR-encoded items; (viii) acting as a principal, agent, or broker for insurance under certain circumstances; (ix) making equity and debt investments in corporations or projects designed primarily to promote community welfare or jobs for residents; (x) providing financial, banking, or economic data processing and data transmission services; (xi) owning, controlling, or operating a savings association under certain circumstances; (xii) selling money orders, travelers' checks and U.S. Savings Bonds; (xiii) providing securities brokerage services, related securities credit activities pursuant to Regulation T, and other incidental activities; and (xiv) underwriting dealing in obligations of the U.S., general obligations of states and their political subdivisions, and other obligations authorized for state member banks under federal law.

        Additionally, under the Gramm-Leach-Bliley Act of 1999, qualifying bank holding companies making an appropriate election to the Federal Reserve Board may engage in a full range of financial activities, including insurance, securities and merchant banking. The Company has not elected to qualify for these financial activities.

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

        Interstate Banking and Branching.    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank has generally been permitted to merge with a bank in another state without state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting out" (enacting state legislation applying equality to all out of state banks prohibiting such mergers) prior to June 1, 1997.

        Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches. A bank may establish and operate de novo branches in any state in which the bank does not already maintain a branch if that state has enacted legislation to expressly permit all out of state banks to establish branches in that state.

        In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

        The changes effected by the Interstate Banking Act and California laws have increased competition in the environment in which the Company operates to the extent that out of state financial institutions directly or indirectly enter the Company's market areas. It appears that the Interstate Banking Act has contributed to accelerated consolidation within the banking industry.

        Capital Adequacy.    Bank holding companies must maintain minimum levels of capital under the Federal Reserve Board's risk-based capital adequacy guidelines. If capital falls below minimum guideline levels, a bank holding company, among other things, may be denied approval to acquire or establish additional banks or non-bank businesses.

        The Federal Reserve Board's risk-based capital adequacy guidelines, discussed in more detail below in the section entitled "Supervision and Regulation — Heritage Bank of Commerce — Regulatory Capital Guidelines," assign various risk percentages to different categories of assets, and capital is measured as a percentage of risk-weighted assets. Under the terms of the guidelines, bank holding companies are expected to meet capital adequacy guidelines based both on total risk-weighted assets and on total assets, without regard to risk weights.

        The risk-based guidelines are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual organizations. For example, the Federal Reserve Board's capital guidelines contemplate that additional capital may be required to take adequate account of, among other things, interest rate risk, or the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Moreover, any banking organization experiencing or anticipating significant growth or expansion into new activities, particularly under the expanded powers under the Gramm-Leach-Bliley Act, would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

        Limitations on Dividend Payments.    The California General Corporation Law prohibits HCC from paying dividends on the common stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend, the sum of HCC's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred credits) and the current assets of HCC would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of its current liabilities. Additionally, the Federal Reserve Board's policy regarding dividends provides that a bank holding company should not pay cash dividends exceeding its net income or which can only be funded in ways that weaken the bank holding company's financial health, such as by borrowing.

        The Gramm-Leach-Bliley Act of 1999.    On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act") was signed into law. The Financial Services Modernization Act is intended to modernize the banking industry by removing barriers to affiliation among banks, insurance companies, the securities industry and other financial service providers. It provides financial organizations with the flexibility to structure such affiliations through a holding company structure or through a financial subsidiary of a bank, subject to certain limitations. The Financial Services Modernization Act establishes a new type of bank holding company, known as a "financial holding company", that may engage in an expanded list of activities that are "financial in nature," which include securities and insurance brokerage, securities underwriting, insurance underwriting and merchant banking.

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

        The Financial Services Modernization Act also sets forth a system of functional regulation that makes the Federal Reserve Board the "umbrella supervisor" for holding companies, while providing for the supervision of the holding company's subsidiaries by other federal and state agencies. A bank holding company may not become a financial holding company if any of its subsidiary financial institutions are not "well-capitalized" and "well-managed." Further, each bank subsidiary of the holding company must have received at least a satisfactory Community Reinvestment Act ("CRA") rating. The Financial Services Modernization Act also expands the types of financial activities a national bank may conduct through a financial subsidiary, addresses state regulation of insurance, generally prohibits unitary thrift holding companies organized after May 4, 1999 from participating in new financial activities, provides privacy protection for nonpublic customer information of financial institutions, modernizes the Federal Home Loan Bank system and makes miscellaneous regulatory improvements. The Federal Reserve Board and the Secretary of the Treasury must coordinate their supervision regarding approval of new financial activities to be conducted through a financial holding company or through a financial subsidiary of a bank. While the provisions of the Financial Services Modernization Act regarding activities that may be conducted through a financial subsidiary directly apply only to national banks, those provisions indirectly apply to state-chartered banks.

        In addition, HBC is subject to other provisions of the Financial Services Modernization Act, including those relating to CRA, privacy and the safe-guarding of confidential customer information, regardless of whether the Company elects to become a financial holding company or to conduct activities through a financial subsidiary of HBC.

        HCC and HBC do not believe that the Financial Services Modernization Act has had thus far, or will have in the near term, a material adverse effect on their operations. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that HCC and HBC face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than HCC and HBC.

        The Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 ("SOX") became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act of 1934. SOX is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements.

        SOX's provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including HCC (collectively, "public companies"). In addition to SEC rulemaking to implement SOX, the NASDAQ Stock Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of SOX, provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of a public company's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the public company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the public company; (vii) requirements that public companies disclose whether at least one member of the audit committee is a "financial expert' (as such term is defined by the SEC) and if not discuss, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to a public company's disclosure controls and procedures and internal controls over financial reporting.

        The Company has not experienced any significant difficulties in complying with SOX.

  Heritage Bank of Commerce

        General.    As a California chartered bank, HBC is subject to supervision, periodic examination, and regulation by the DFI and by the Federal Reserve Board, as HBC's primary federal regulator. As a member bank, HBC is a stockholder of the Federal Reserve Bank of San Francisco. If, as a result of an examination, the DFI or the Federal Reserve Board should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of HBC's operations are unsatisfactory or that HBC or its management is violating or has violated any law or regulation, the DFI and the Federal Reserve Board, and separately the FDIC as insurer of HBC's deposits, have residual authority to: (i) require affirmative action to correct any conditions resulting from any violation or practice; (ii) direct an increase in capital; (iii) restrict HBC's growth geographically, by products and services or by mergers and acquisitions; (iv) enter into informal nonpublic or formal public memoranda of understanding or written agreements; (v) enjoin unsafe and unsound practices and issue cease and desist orders to take corrective action; (vi) remove officers and directors and assess civil monetary penalties; and (vii) take possession and close and liquidate HBC.

        California law permits state chartered commercial banks to engage in any activity permissible for national banks. Therefore, HBC may form subsidiaries to engage in the many so-called "closely related to banking" or "nonbanking" activities commonly conducted by national banks in operating subsidiaries, and further, pursuant to the Financial Services Modernization Act, HBC may conduct certain "financial" activities in a subsidiary to the same extent as may a national bank, provided HBC is and remains "well-capitalized," "well-managed" and in satisfactory compliance with the CRA.

        HBC is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, HBC is required to own a certain amount of capital stock in the FHLB. At December 31, 2009, HBC was in compliance with the FHLB's stock ownership requirement.

        Regulatory Capital Guidelines.    The federal banking agencies have established minimum capital standards known as risk-based capital guidelines. These guidelines are intended to provide a measure of capital that reflects the degree of risk associated with a bank's operations. The risk-based capital guidelines include both a definition of capital and a framework for calculating the amount of capital that must be maintained against a bank's assets and off-balance sheet items. The amount of capital required to be maintained is based upon the credit risks associated with the various types of a bank's assets and off-balance sheet items. A bank's assets and off-balance sheet items are classified under several risk categories, with each category assigned a particular risk weighting from 0% to 100%. The following table sets forth the regulatory capital guidelines and the actual capitalization levels for HBC and the Company as of December 31, 2009:

	Adequately Capitalized	Well Capitalized	HBC	Company (consolidated)
	(greater than or equal to)
Total risk-based capital	8.00%	10.00%	12.7%	12.9%
Tier 1 risk-based capital ratio	4.00%	6.00%	11.4%	11.6%
Tier 1 leverage capital ratio	4.00%	5.00%	9.9%	10.1%

        As of December 31, 2009, the Company's capital levels met all minimum regulatory requirements and HBC was considered "well capitalized" under the regulatory framework for prompt corrective action. Except for terms of the written agreement with the FRB and DFI, there are no conditions or events since December 31, 2009 that management believes has changed HBC's category. However, as discussed under "Recent Regulatory Action," the written agreement signed in February 2010 requires the Company to submit a written plan to the FRB and DFI for sufficient capitalization of both HCC (on a consolidated basis) and HBC, based on their respective risk profiles.

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued $23.7 million of trust preferred securities. These securities are currently included in our Tier 1 capital for purposes of determining the Company's Tier 1 and total risk-based capital ratios. The Federal Reserve Board has promulgated a modification of the capital regulations affecting trust preferred securities. Under this modification, effective March 31, 2011, the Company will be required to use a more restrictive formula to determine the amount of trust preferred securities that can be included in regulatory Tier 1 capital. When the new regulations become effective, the Company may include in Tier 1 capital an amount of trust preferred securities equal to no more than 25% of the sum of all core capital elements, which is generally defined as shareholders' equity excluding accumulated other comprehensive income/loss, less goodwill and other intangible assets and any related deferred income tax liability. The regulations currently in effect through March 31, 2011, limit the amount of trust preferred securities that can be included in Tier 1 capital to 25% of the sum of core capital elements without a deduction for goodwill. Management has determined that the Company's Tier 1 capital ratios would be substantially the same had the modification of the capital regulations been in effect at December 31, 2009.

        Prompt Corrective Action.    The federal banking agencies possess broad powers to take prompt corrective action to resolve the problems of insured banks. Each federal banking agency has issued regulations defining five capital categories: "well capitalized," "adequately capitalized,"

"undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulations, a bank shall be deemed to be:

  •
  "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage capital ratio of 5.0% or more, and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure;

  •
  "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized";

  •
  "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0%, or a leverage capital ratio that is less than 4.0% (3.0% under certain circumstances);

  •
  "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage capital ratio that is less than 3.0%; and

  •
  "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

        Banks are prohibited from paying dividends or management fees to controlling persons or entities if, after making the payment the bank would be "undercapitalized," that is, the bank fails to meet the required minimum level for any relevant capital measure. Asset growth and branching restrictions apply to "undercapitalized" banks. Banks classified as "undercapitalized" are required to submit acceptable capital plans guaranteed by its holding company, if any. Broad regulatory authority was granted with respect to "significantly undercapitalized" banks, including forced mergers, growth restrictions, ordering new elections for directors, forcing divestiture by its holding company, if any, requiring management changes, and prohibiting the payment of bonuses to senior management. Even more severe restrictions are applicable to "critically undercapitalized" banks, those with capital at or less than 2%. Restrictions for these banks include the appointment of a receiver or conservator. All of the federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action.

        A bank, based upon its capital levels, that is classified as "well capitalized," "adequately capitalized" or "undercapitalized" may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. At each successive lower capital category, an insured bank is subject to more restrictions. The federal banking agencies, however, may not treat an institution as "critically undercapitalized" unless its capital ratios actually warrant such treatment.

        In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential enforcement actions by the federal banking agencies for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, and the issuance of removal and prohibition orders against "institution-affiliated" parties. The enforcement of such actions through injunctions or restraining orders may be based upon a judicial determination that the agency would be harmed if such equitable relief was not granted. For information on the Company's recent regulatory action see "Business — Recent Regulatory Action."

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

        FDIC Insurance and Insurance Assessments.    The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures HBC's customer deposits through the Deposit Insurance Fund ("DIF") up to prescribed limits to each depositor. Pursuant to the Emergency Economic Stabilization Act, the maximum deposit insurance was increased from $100,000 to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC is authorized to set the reserve ratio for the DIF annually at between 1.15% and 1.50% of estimated insured deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. In an effort to restore capitalization levels and to ensure the DIF will adequately cover projected losses from future bank failures, the FDIC, in October 2008, proposed a rule to alter the way in which it differentiates for risk in the risk-based assessment system and to revise deposit insurance assessment rates, including base assessment rates. First quarter 2009 assessment rates were increased to between 12 and 50 cents for every $100 of domestic deposits, with most banks paying between 12 and 14 cents.

        On May 22, 2009, the FDIC approved the final rule to establish a special assessment of five basis points on each FDIC-insured depository institution's assets minus Tier 1 capital, as of June 30, 2009. As a result, the FDIC levied a special assessment of $652,000, which was paid by HBC on September 30, 2009.

        On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a reserve ratio of 1.15 percent within eight years, as mandated by statute. While the Amended Restoration Plan and higher assessment rates address the need to return the DIF reserve ratio to 1.15 percent, the FDIC must also consider its need for cash to pay for projected bank failures. On November 17, 2009, the FDIC amended its regulation requiring insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The FDIC waived these requirements for HBC.

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

        Additionally, by participating in the FDIC's Temporary Liquidity Guarantee Program, banks temporarily become subject to an additional assessment on deposits in excess of $250,000 in certain transaction accounts and additionally for assessments from 50 basis points to 100 basis points per annum depending on the initial maturity of the debt. Further, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017.

        The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank's charter by the DFI.

        Community Reinvestment Act ("CRA").    The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

        The federal banking agencies have adopted regulations which measure a bank's compliance with its CRA obligations on a performance-based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from "outstanding" to a low of "substantial noncompliance." HBC had a CRA rating of "satisfactory" as of its most recent regulatory examination.

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

        Environmental Regulation.    Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC. Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC's primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire. Based on a general survey of HBC's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2009.

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

        Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in HBC's policies and procedures. HBC has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of HBC.

        USA Patriot Act of 2001.    On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide-ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

        Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for HCC and HBC.

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

U.S. Treasury Capital Purchase Program

        On November 21, 2008, HCC entered into a Securities Purchase Agreement Standard Terms with the U.S. Treasury pursuant to the U.S. Treasury Capital Purchase Program authorized under the Emergency Economic Stabilization Act. In accordance with the Purchase Agreement HCC sold to the U.S. Treasury, for an aggregate purchase price of $40 million, Series A Preferred Stock and a warrant to purchase 462,963 shares of our common stock. Under the terms of the Capital Purchase Program, HCC is prohibited from increasing dividends on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent. Furthermore, as long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including HCC's common stock, are prohibited until all accrued and unpaid dividends are paid on such preferred stock. In order to participate in the Capital Purchase Program, financial institutions were required to adopt certain standards for executive compensation and corporate governance. These standards generally apply to the chief executive officer, chief financial officer and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive.

        The bank regulatory agencies, U.S. Treasury and the Office of Special Inspector General, also created by the Emergency Economic Stabilization Act, have issued guidance and requests to the financial institutions that participate in the Capital Purchase Program to document their plans and use of the proceeds from the sale of the preferred stock and their plans for addressing the executive compensation requirements associated with the Capital Purchase Program.

        In addition, the American Recovery and Reinvestment Act imposes certain new executive compensation and corporate expenditure limits on all current and future Capital Purchase Program recipients, including the Company, until the institution has repaid the U.S. Treasury, which is permitted under the American Recovery Reinvestment Act without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency. The executive compensation standards are more stringent than those in effect under the Emergency Economic Stabilization Act. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest until the preferred stock issued to the U.S. Treasury is no longer outstanding up to one-third of an employee's total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by Capital Purchase Program recipients if found by the U.S. Treasury to be inconsistent with the purposes of the Emergency Economic Stabilization Act or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding "excessive or luxury expenditures," and (vii) inclusion in a participant's proxy statements for annual shareholder meetings of a nonbinding "say on pay" shareholder vote on the compensation of executives.

  Other Pending and Proposed Legislation

        Other legislative and regulatory initiatives which could affect HCC, HBC and the banking industry in general are pending, and additional initiatives may be proposed or introduced before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject HCC or HBC to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of HCC or HBC would be affected thereby.

  Employees

        At December 31, 2009, the Company had 206 full-time equivalent employees. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

ITEM 1A — RISK FACTORS

        Our business, financial condition and results of operations are subject to various risks, including those discussed below. The risks discussed below are those that we believe are the most significant risks, although additional risks not presently known to us or that we currently deem less significant may also adversely affect our business, financial condition and results of operations, perhaps materially.

 Risks Relating to Recent Economic Conditions and Governmental Response Efforts

Difficult economic and market conditions have adversely affected our industry.

        The global and U.S. economies continue to experience a protracted slowdown in business activity. Dramatic declines in the housing market, with decreasing home prices and increasing delinquencies and foreclosures, have negatively impacted the credit performance of mortgage, land development and construction loans and resulted in significant write-downs of assets by many financial institutions. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Negative economic trends have led to increased commercial and consumer loan deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. The resulting economic pressure on consumers and businesses may continue to adversely affect our business, financial condition, results of operations and stock price. We do not expect that the difficult conditions in the financial and real estate markets are likely to improve in the near future. Moreover, the commercial real estate market may continue to decline, which could adversely affect a substantial portion of our loan portfolio. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

  •
  Monetary and fiscal policies of the Federal Reserve and the U.S. Government and other government initiatives taken in response to economic conditions may adversely affect our profitability.

  •
  We have been and may be required to pay significantly higher FDIC premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

        If current negative economic trends continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition and results of operations.

Recent legislative and regulatory initiatives may not be successful.

        Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system. On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008, or the Emergency Economic Stabilization Act, in response to the crisis in the financial sector in 2008. The U.S. Treasury and banking regulators have implemented a number of programs under this legislation to address capital and liquidity issues in the banking system. On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, or the American Recovery and Reinvestment Act. There can be no assurance, however, as to the actual impact that the Emergency Economic Stabilization Act or the American Recovery and Reinvestment Act will have on the financial markets, including the levels of volatility and limited credit availability currently being experienced. The failure of the Emergency Economic Stabilization Act or American Recovery and Reinvestment Act to help stabilize the financial markets and a continuation or worsening of current financial market conditions could have a material adverse effect on our business, financial condition, results of operations, access to credit or the value of our securities.

The FDIC has increased insurance premiums to rebuild and maintain the federal deposit insurance fund.

        The FDIC has adopted a final rule revising its risk-based assessment system, effective April 1, 2009. The changes to the assessment system involve adjustments to the risk-based calculation of an institution's unsecured debt, secured liabilities and brokered deposits. The revisions effectively result in a range of possible assessments under the risk-based system of 7 to 77.5 basis points. As a result of the recent revisions, we anticipate paying higher FDIC insurance premiums, which will add to our cost of operations and, thus, adversely affect our results of operations. Depending on any future losses that the FDIC insurance fund may suffer due to failed institutions, there can be no assurance that there will not be additional premium increases in order to replenish the fund.

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

        The turmoil and downward economic trends in 2009 were particularly acute in the financial sector and these trends may continue in 2010. Although we have not suffered any significant liquidity issues as a result of these recent events, the cost and availability of funds may be adversely affected by illiquid credit markets and the demand for our products and services may decline as our borrowers and customers realize the impact of an economic slowdown and recession. In view of the concentration of our operations and the collateral securing our loan portfolio in California, we may be particularly susceptible to the adverse economic conditions in California and, particularly, the San Francisco Bay area where our business is concentrated. In addition, the severity and duration of these adverse conditions is unknown and may exacerbate our exposure to credit risk and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us.

Risks Related to Our Market and Business

We are subject to a written agreement with the Federal Reserve and the California Department of Financial Institutions, and in the future may become subject to additional supervisory actions and/or enhanced regulation that could have a material adverse effect on our business, operating flexibility, financial condition and the value of our common stock.

        Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, various state regulators (for state chartered-banks), the Federal Reserve (for bank holding companies and state member banks), the California Department of Financial Institutions (for California state-chartered banks) ("DFI") and separately the FDIC as the insurer of bank deposits, each have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under their respective authority, our bank regulators can require us to enter into informal or formal enforcement orders, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we may be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

        As a result of the Company's losses in 2009, primarily due to higher provisions for loan losses because of credit quality deterioration, the Company entered into a written agreement on February 17, 2010 with the Federal Reserve and DFI. Among other things, the written agreement provides that the Company and HBC shall submit to the Federal Reserve and the DFI their continuing plans to enhance credit risk and administration functions, to maintain policies and procedures for the maintenance of an adequate allowance for loan and lease losses, to improve earnings for 2010, to improve HBC's liquidity position and funds management practices, and to update the Company's capital plan in order to maintain capital at or above sufficient levels based on the respective risk profiles of the consolidated Company and HBC. The written agreement also restricts the payment of dividends and any payments on trust preferred securities and related subordinated debt, or any reduction in capital or the purchase or redemption of stock without the prior approval of the Federal Reserve and the DFI. The written agreement requires the Company to comply with restrictions on indemnification and golden parachute payments, and to comply with notice and approval requirements related to the appointment of directors and senior executive officers. Progress reports detailing the form and manner of all actions taken to secure compliance with the written agreement must be submitted to the Federal Reserve and DFI at least quarterly. See Item 1 — "Business — Recent Regulatory Action."

        If we are unable to comply with the terms of the written agreement with the Federal Reserve and DFI, or if we are unable to comply with the terms of any future regulatory orders to which we may become subject, then we could become subject to additional supervisory actions and orders, including cease and desist orders, prompt corrective action and/or other regulatory enforcement actions. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. Failure to implement the measures in the time frames provided, or at all, could result in additional orders or penalties from the Federal Reserve and the State of California, which could include further restrictions on the Company's business, assessment of civil money penalties on the Company, as well as its directors, officers and other affiliated parties, termination of deposit insurance, removal of one or more officers and/or directors and the liquidation or other closure of the Company. The terms of any such supervisory action and the consequences associated with any failure to comply therewith could have a material negative effect on our business, operating flexibility, financial condition and the value of our common stock.

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

        In addition, we evaluate all loans identified as problem loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains a number of commercial real estate, construction, and land development loans with relatively large balances, a deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as changes resulting from the current, and potentially worsening, economic conditions or as a result of incorrect assumptions by management in determining the allowance for loan losses. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours.

        Loan losses in excess of our allowance for loan losses could have an adverse effect on our results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

        At December 31, 2009, nonperforming loans were 5.83% of the loan portfolio. At December 31, 2009, nonperforming assets were 4.74% of total assets. Nonperforming assets adversely affect our earnings in various ways. Until economic and market conditions improve, we expect to continue to incur losses relating to an increase in nonperforming assets. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers' performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.

        In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities. If the current economic and market conditions persist or worsen, it is likely that we will experience future increases in nonperforming assets, particularly if we are unsuccessful in our efforts to reduce our classified assets, which would have a significant adverse effect on our business.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

        For the year ended December 31, 2009, we recorded a $33.9 million provision for loan losses, charged-off $31.5 million of loans, and recovered $1.4 million of loans. There has been a significant slowdown in the real estate markets in portions of counties in California where a majority of our loan customers, including our largest borrowing relationships, are based. This slowdown reflects declining prices in real estate, excess inventories of homes and increasing vacancies in commercial and industrial properties, all of which have contributed to financial strain on real estate developers and suppliers. At December 31, 2009, we had $400.7 million in real estate loans and $182.9 million in construction and land development loans, of which $43.3 million are greater than 90 days past due at December 31, 2009. Construction loans and commercial real estate loans comprise a substantial portion of our non-performing assets. Continuing deterioration in the real estate market could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, results of operations and capital.

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

        Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2009, 24% of our deposit base was comprised of noninterest-bearing deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government-guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

        HBC is a participant in the FDIC's Transaction Account Guarantee Program ("TAGP"), which provides HBC's depositors with unlimited FDIC insurance coverage for certain noninterest-bearing transaction accounts. Unless extended by the FDIC, the TAGP will expire on June 30, 2010, at which time the amount of coverage for each depositor will be limited to $250,000. The impact of the TAGP expiration in June 2010 could have an adverse effect on HBC's deposit base.

We borrow from the Federal Home Loan Bank and the Federal Reserve, and there can be no assurance these programs will continue in their current manner.

        We at times utilize the Federal Home Loan Bank of San Francisco for overnight borrowings and term advances; we also borrow from the Federal Reserve Bank of San Francisco and from correspondent banks under our Federal funds lines of credit. The amount loaned to us is generally dependent on the value of the collateral pledged. These lenders could reduce the percentages loaned against various collateral categories, could eliminate certain types of collateral and could otherwise modify or even terminate their loan programs, particularly to the extent they are required to do so because of capital adequacy or other balance sheet concerns. Any change or termination of the programs under which we borrow from the Federal Home Loan Bank of San Francisco, the Federal Reserve Bank of San Francisco or correspondent banks could have an adverse effect on our liquidity and profitability.

Our results of operations may be adversely affected by other-than-temporary impairment charges relating to our securities portfolio.

        We may be required to record future impairment charges on our securities, including our stock in the Federal Home Loan Bank of San Francisco, if they suffer declines in value that we consider other-than-temporary. Numerous factors, including the lack of liquidity for re-sales of certain securities, the absence of reliable pricing information for securities, adverse changes in the business climate, adverse regulatory actions or unanticipated changes in the competitive environment, could have a negative effect on our securities portfolio in future periods. Significant impairment charges could also negatively impact our regulatory capital ratios and result in HBC not being classified as "well-capitalized" for regulatory purposes.

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

        We cannot assure you that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of HBC or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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

        We operate primarily in Santa Clara County, Contra Costa County and Alameda County and, as a result, our financial condition and results of operations are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers' ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify our credit risks across multiple markets.

Our loan portfolio has a large concentration of real estate loans in California, which involve risks specific to real estate values.

        A further downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial, land development and construction) is a large portion of our loan portfolio. At December 31, 2009, approximately $635.0 million, or 59% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. The real estate securing our loan portfolio is concentrated in California which has experienced a significant decline in real estate values. There have been adverse developments affecting real estate values in one or more of our markets that could increase the credit risk associated with our loan portfolio. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters particular to California. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values, including values of land held for development, continue to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

        At December 31, 2009, land and construction loans, including land acquisition and development total $182.9 million or 17% of our loan portfolio. This amount was comprised of 21% owner-occupied and 79% non-owner occupied construction and land loans. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent primarily on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment. If our appraisal of the value of the completed project proves to be overstated, our collateral may be inadequate for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

We must effectively manage our growth strategy.

        As part of our general growth strategy, we may expand into additional communities or attempt to strengthen our position in our current markets by opening new offices, subject to any regulatory constraints on our ability to open new offices. To the extent that we are able to open additional offices, we are likely to experience the effects of higher operating expenses relative to operating income from the new operations for a period of time, which may have an adverse effect on our levels of reported net income, return on average equity and return on average assets. Our current growth strategies involve internal growth from our current offices and, subject to any regulatory constraints on our ability to open new branch offices, the addition of new offices over time, so that the additional overhead expenses associated with these openings are absorbed prior to opening other new offices.

We have a significant deferred tax asset and cannot assure that it will be fully realized.

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be recovered. At December 31, 2009, we had a net deferred tax asset of $22.4 million. We did not establish a valuation allowance as it is more likely than not that we will have sufficient future earnings to utilize this asset to offset future income tax liabilities. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, it would require us to incur a charge to operations.

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

        We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the DFI and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our shares, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank's ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. As a result of the negative financial market and general economic trends, there is a potential for new federal or state laws and regulation regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been and are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement orders. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance. We are also subject to supervision, regulation and investigation by the U.S. Treasury and the Office of the Special Inspector General under the Emergency Economic Stabilization Act and the American Recovery and Reinvestment Act by virtue of our participation in the U.S. Treasury Capital Purchase Program.

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

        The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. We employ external auditors to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third-party service providers and auditors, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third-party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

We are exposed to the risk of environmental liabilities with respect to properties to which we take title.

        In the course of our business, when a borrower defaults on a loan secured by real property, we generally purchase the property in foreclosure or accept a deed to the property surrendered by the borrower. We may also take over the management of properties when owners have defaulted on loans. While we have guidelines intended to exclude properties with an unreasonable risk of contamination, hazardous substances may exist on some of the properties that we own, manage or occupy and unknown hazardous risks could impact the value of real estate collateral. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial and exceed the value of the property. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If we become subject to significant environmental liabilities, our business, financial condition, results of operations and prospects could be adversely affected.

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

        We have in the past and, subject to any regulatory constraints on our ability to undertake any acquisitions, we may in the future seek to grow our business by acquiring other businesses. We cannot predict the frequency, size or timing of our acquisitions, and we typically do not comment publicly on a possible acquisition until we have signed a definitive agreement. There can be no assurance that our acquisitions will have the anticipated positive results, including results related to the total cost of integration, the time required to complete the integration, the amount of longer-term cost savings, continued growth, or the overall performance of the acquired company or combined entity. Integration of an acquired business can be complex and costly. If we are not able to successfully integrate future acquisitions, there is a risk that our results of operations could be adversely affected. In addition, if goodwill recorded in connection with our prior or potential future acquisitions was determined to be impaired, then we would be required to recognize a charge against operations, which could materially and adversely affect our results of operations during the period in which the impairment was recognized.

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

The terms of our Series A Preferred Stock limit our ability to pay dividends on and repurchase our common stock.

        The Purchase Agreement between us and the U.S. Treasury, pursuant to which we sold $40 million of our Series A Preferred Stock and issued a warrant to purchase up to 462,963 shares of our common stock, provides that prior to the earlier of (1) November 21, 2011 and (2) the date on which all of the shares of the Series A Preferred Stock have been redeemed by us or transferred by the U.S. Treasury to third parties, we may not, without the consent of the U.S. Treasury, (a) increase our quarterly cash dividend on our common stock above $0.08 per share, the amount of the last quarterly cash dividend per share declared prior to October 14, 2008 or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of our common stock or preferred stock other than the Series A Preferred Stock. In addition, we are unable to pay any dividends on our common stock unless we are current in our dividend payments on the Series A Preferred Stock. In November 2009, we suspended the payment of dividends on the Series A Preferred Stock, and until the accumulated unpaid dividends on the Series A Preferred Stock are paid, we are not permitted to pay any dividends on our common stock. These restrictions, together with the potentially dilutive impact of the warrant issued to the U.S. Treasury, could have a negative effect on the value of our common stock.

Our outstanding Series A Preferred Stock impacts net income allocable to our common shareholders and earnings per common share, and the warrant issued to the U.S. Treasury may be dilutive to holders of our common stock.

        The dividends declared and the accretion on our Series A Preferred Stock reduce the net income available to common shareholders and our earnings per common share. Our Series A Preferred Stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant issued to the U.S. Treasury is exercised. The shares of common stock underlying the warrant represent approximately 4% of the shares of our common stock outstanding as of December 31, 2009. Although the U.S. Treasury has agreed to not vote any of the common shares it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any common shares acquired upon exercise of the warrant is not bound by this restriction. The terms of the warrant include an anti-dilution adjustment which provides that, if we issue common shares or securities convertible or exercisable into, or exchangeable for, common shares at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number of common shares to be issued would increase and the per share price of common shares to be purchased pursuant to the warrant would decrease.

Because of our participation in the U.S. Treasury Capital Purchase Program, we are subject to various restrictions, including restrictions on compensation paid to our executives.

        Pursuant to the terms of the Purchase Agreement we entered into with the U.S. Treasury, we adopted certain standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the Purchase Agreement. These standards generally apply to our chief executive officer, chief financial officer, and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In addition, the American Recovery and Reinvestment Act imposes certain new executive compensation and corporate governance requirements on all current and future Capital Purchase Program recipients, including the Company. The executive compensation standards are more stringent than those in effect under the Emergency Economic Stabilization Act. The new standards include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest until the preferred stock issued to the U.S. Treasury is no longer outstanding up to one-third of an employee's total annual compensation, (ii) prohibitions on golden parachute payments for departure from a company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibitions on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by Capital Purchase Program recipients if found by the U.S. Treasury to be inconsistent with the purposes of the Emergency Economic Stabilization Act or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding "excessive or luxury expenditures," and (vii) inclusion in a participant's proxy statements for annual shareholder meetings of a nonbinding "say on pay" shareholder vote on the compensation of executives. Such restrictions and any future restrictions on executive compensation, which may be adopted, could adversely affect our ability to hire and retain senior executive officers and other key employees.

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

        We can make no assurance as to when or if we will be in a position to repurchase the Series A Preferred Stock and the warrant issued to the U.S. Treasury. Furthermore, the repurchase of the Series A Preferred Stock and warrant is subject to regulatory approval.

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

        Under the California Financial Code, no person shall, directly or indirectly, acquire control of a California state bank or its holding company unless the DFI has approved such acquisition of control. A person would be deemed to have acquired control of HBC if such person, directly or indirectly, has the power (1) to vote 25% or more of the voting power of HBC, or (2) to direct or cause the direction of the management and policies of HBC. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control HBC.

        These provisions of federal and state law may prevent a merger or acquisition that would be attractive to shareholders and could limit the price investors would be willing to pay in the future for our common stock.

Risks Related to Our Common Stock

An investment in our common stock is not an insured deposit.

        Our common stock is not a bank deposit, is not insured by the FDIC or any other deposit insurance fund, and is subject to investment risk, including the loss of some or all of your investment. Our common stock is subject to the same market forces that affect the price of common stock in any company.

We may raise additional capital, which could have a dilutive effect on the existing holders of our common stock and adversely affect the market price of our common stock.

        We frequently evaluate opportunities to access the capital markets taking into account our regulatory capital ratios, financial condition and other relevant considerations, and subject to market conditions, we may take further capital actions. Such actions could include, among other things, the issuance of additional shares of common stock in public or private transactions in order to further increase our capital levels above the requirements for a well-capitalized institution established by the federal bank regulatory agencies as well as other regulatory targets.

        In addition, we face significant regulatory and other governmental risk as a financial institution and a participant in the Capital Purchase Program, and it is possible that capital requirements and directives could in the future require us to change the amount or composition of our current capital, including common equity. In this regard, we were not one of the 19 institutions required to conduct a forward-looking capital assessment, or "stress test," in conjunction with the Federal Reserve and other federal bank supervisors, pursuant to the Supervisory Capital Assessment Program, a complement to the U.S. Treasury's Capital Assistance Program, which makes capital available to financial institutions as a bridge to private capital in the future. However, the stress assessment requirements under the Capital Assistance Program or similar requirement could be extended or otherwise impact financial institutions beyond the 19 participating institutions, including us. As a result, we could determine, or our regulators could require us, to raise additional capital. There could also be market perceptions regarding the need to raise additional capital, whether as a result of public disclosures that were made regarding the Capital Assistance Program stress test methodology or otherwise, and, regardless of the outcome of the stress tests or other stress case analysis, such perceptions could have an adverse effect on the price of our common stock.

        The issuance of any additional shares of common stock as a result of the warrant issued to the U.S. Treasury or other securities convertible into or exchangeable for common stock or that represent the right to receive common stock, or the exercise of such securities (including the exercise of stock options or vesting of restricted stock issued under our Amended and Restated 2004 Equity Plan), could be substantially dilutive to shareholders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, such sales or offerings could result in increased dilution to our shareholders. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

The price of our common stock may fluctuate significantly, and this may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

        The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers' underlying financial strength. As a result, the trading volume in our common stock may fluctuate more than usual and cause significant price variations to occur. This may make it difficult for you to resell shares of common stock owned by you at times or at prices you find attractive.

        The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above under "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" and below. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

  •
  actual or anticipated quarterly fluctuations in our operating results and financial condition;

  •
  changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to our common stock or those of other financial institutions;

  •
  failure to meet analysts' revenue or earnings estimates;

  •
  speculation in the press or investment community generally relating to our reputation, our market area, our competitors or the financial services industry in general;

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

        We are a company separate and apart from HBC that must provide for our own liquidity. Substantially all of our revenues are obtained from dividends declared and paid by HBC. There are statutory and regulatory provisions that could limit the ability of HBC to pay dividends to us. Under applicable California law, HBC cannot make any distribution (including a cash dividend) to its shareholder, us, in an amount which exceeds the lesser of: (1) the retained earnings of HBC and (2) the net income of HBC for its last three fiscal years, less the amount of any distributions made by HBC to its shareholder during such period. Notwithstanding the foregoing, with the prior approval of the California Commissioner of Financial Institutions, HBC may make a distribution (including a cash dividend) to us in an amount not exceeding the greatest of: (1) its retained earnings; (2) its net income for its last fiscal year; and (3) its net income for its current fiscal year.

        In addition, if in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice, such authority may require, after notice and an opportunity for a hearing, that such bank cease and desist from such practice. Depending on the financial condition of HBC, the applicable regulatory authority might deem us to be engaged in an unsafe or unsound practice if HBC were to pay dividends. The Federal Reserve has issued policy statements generally requiring insured banks and bank holding companies to pay dividends only out of current operating earnings.

        In addition, if HBC becomes insolvent, the direct creditors of HBC will have a prior claim on its assets, as discussed further below. Our rights and the rights of our creditors will be subject to that prior claim, unless we are also a direct creditor of that subsidiary.

        As discussed above, we have entered into a written agreement with the Federal Reserve and DFI that will require HBC to obtain the prior approval of the Federal Reserve and the DFI to make any dividend payment to the Company.

Our common stock is equity and therefore is subordinate to our and HBC's indebtedness and our Series A Preferred Stock, and our ability to declare dividends on our common stock may be limited.

        Shares of the common stock are equity interests in us and do not constitute indebtedness. As such, shares of the common stock will rank junior to all current and future indebtedness and other non-equity claims on us with respect to assets available to satisfy claims on us, including in a liquidation of us.

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of junior subordinated debentures to these trusts. The accompanying subordinated debt had a principle amount totaling $23.7 million at December 31, 2009. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying subordinated debt that we issued to the trusts is senior to our shares of common stock and Series A Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series A Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. In November 2009, we exercised our right to defer interest payments and we will continue to defer interest payments until further notice. Because we have deferred such interest payments, we may not declare or pay any cash dividends on any shares of our common stock or Series A Preferred Stock during the deferral period. In the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our common stock or Series A Preferred Stock.

        We may, and HBC may also, incur additional indebtedness from time to time and may increase our aggregate level of outstanding indebtedness.

        Additionally, holders of our common stock are subject to the prior dividend and liquidation rights of any holders of our preferred stock then outstanding. Under the terms of the Series A Preferred Stock, our ability to declare or pay dividends on or repurchase our common stock or other equity or capital securities will be subject to restrictions in the event that we fail to declare and pay (or set aside for payment) full dividends on the Series A Preferred Stock. In November 2009, we announced that we have suspended the payment of dividends on the Series A Preferred Stock until further notice. In addition, prior to November 21, 2011, unless we have redeemed all of the Series A Preferred Stock or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties, the consent of the U.S. Treasury will be required for us to, among other things, increase our quarterly common stock dividend above $0.08 per share.

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

        We are also subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain adequate capital above regulatory minimums. The Federal Reserve Board is authorized to determine, under certain circumstances relating to the financial condition of a bank holding company, such as us, that the payment of dividends would be an unsafe or unsound practice and prohibit payment (or require prior approval) of common stock dividends. As discussed above, we have entered into a written agreement with the Federal Reserve and DFI that will require us to obtain the prior approval of the Federal Reserve and DFI to make any interest payments on our outstanding trust preferred securities and the accompanying junior subordinated debentures, or to pay any dividends on our Series A Preferred Stock or common stock.

An entity holding as little as a 5% interest in our outstanding common stock could, under certain circumstances, be subject to regulation as a "bank holding company."

        Any entity (including a "group" composed of natural persons) owning or controlling with the power to vote 25% or more of our outstanding common stock, or 5% or more if such holder otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the Bank Holding Company Act of 1956, as amended. In addition, (1) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve under the Bank Holding Company Act to acquire or retain 5% or more of our outstanding common stock and (2) any person not otherwise defined as a company by the Bank Holding Company Act and its implementing regulations may be required to obtain the approval of the Federal Reserve under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding common stock. Becoming a bank holding company imposes certain statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder's investment in our common stock or such nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

ITEM 1B — UNRESOLVED STAFF COMMENTS

        None.

ITEM 2 — PROPERTIES

        The main and executive offices of HCC and HBC are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 387 Diablo Road in Danville, California 94526, at 3077 Stevenson Boulevard in Fremont, California 94538, at 300 Main Street in Pleasanton, California 94566, at 101 Ygnacio Valley Road in Walnut Creek, California 94596, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 419 S. San Antonio Road in Los Altos, California 94022, and at 175 E. El Camino Real in Mountain View, California 94040.

Main Offices

        The main offices of HBC are located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen-story Class-A type office building. All three floors, consisting of approximately 35,547 square feet, are subject to a direct lease dated April 13, 2000, as amended, which expires on May 31, 2015. The current monthly rent payment for the first two floors, consisting of approximately 22,723 square feet, is $56,808 and is subject to 3% annual increases until the lease expires. The current monthly rent payment for the third floor, which consists of approximately 12,824 square feet, is $53,861 until the lease expires. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In January of 1997, the Company leased approximately 1,255 square feet (referred to as the "Kiosk") located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment is $5,271 until the lease expires on May 31, 2015. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

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

        In May of 2006, the Company leased approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $4,785 and is subject to annual increases of 2% until the lease expires on September 30, 2016. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In April of 2007, the Company leased approximately 3,850 square feet on the first floor in a four-story multi-tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $13,479 and is subject to annual increases of 3% until the lease expires on August 15, 2014. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In June of 2007, as part of the acquisition of Diablo Valley Bank the Company took ownership of an 8,300 square foot one-story commercial building, including the land, located at 387 Diablo Road in Danville, California. The Company also assumed a lease for approximately 4,096 square feet in a one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $15,895 and is subject to annual increases of 3% until the lease expires on October 31, 2010. The Company has reserved the right to extend the term of the lease for one additional period of seven years.

        In August of 2007, the Company extended its lease for approximately 6,590 square feet in a one-story stand-alone office building located at 3077 Stevenson Boulevard in Fremont, California. The current monthly rent payment is $13,983 and is subject to annual increases of 3% until the lease expires on February 28, 2013. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In February 2008, the Company extended its lease for approximately 4,840 square feet in a one-story multi-tenant shopping center located at 175 E. El Camino Real in Mountain View, California. The current monthly rent payment is $14,405 and is subject to annual increases, based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on May 31, 2013; however, the Company has reserved the right to extend the term of the lease for one additional period of five years.

        In June of 2008, the Company entered into a sublease agreement for approximately 5,213 square feet on the first floor in a two-story multi-tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $17,182 and is subject to annual increases of 3% until the sublease expires on April 30, 2012. After the sublease has expired, occupancy will continue under a direct lease, also entered into in June of 2008. The monthly rent payment beginning on May 1, 2012 will be $24,501 and is subject to annual increases of 3% until the lease expires on April 30, 2018. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In December of 2008, the Company extended its lease for approximately 1,920 square feet in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $5,438 and is subject to annual increases of 3% until the lease expires on November 30, 2013. The Company has reserved the right to extend the term of the lease for one additional period of five years.

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

        In October of 2009, the Company renewed its lease for approximately 250 square feet of office space located at 740 Fourth Street in Santa Rosa, California. The current monthly rent payment is $1,287 until the lease expires on October 8, 2010.

        For additional information on operating leases and rent expense, refer to Footnote 10 to the Consolidated Financial Statements following "Item 15 — Exhibits and Financial Statement Schedules."

ITEM 3 — LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 4 — RESERVED

PART II

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Market Information

        The Company's common stock is listed on the NASDAQ Global Select Market under the symbol "HTBK." Management is aware of the following securities dealers which make a market in the Company's common stock: Credit Suisse Securities, UBS Securities, Goldman Sachs & Company, Citadel Derivatives Group, Morgan Stanley & Company, Knight Equity Markets, Keefe, Bruyette & Woods, Barclays Capital Inc., Howes Barnes Investments, Timber Hill, Susquehanna Capital Group, Susquehanna Financial Group, Merrill Lynch, Cantor Fitzgerald & Company, Fig Partners, D.A. Davidson, Natixis Bleichroeder, Automated Trading Desk Financial Services, Bloomberg Tradebook, Domestic Securities Inc., E*Trade Capital Markets, Hudson Securities, Nasdaq Execution Services, Sandler, O'Neill & Partners, and Stifel, Nicolaus & Company. These market makers have committed to make a market for the Company's common stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future.

        The information in the following table for 2009 and 2008 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price
			Dividend Per Share
Quarter	High	Low
Year ended December 31, 2009:
Fourth quarter	$4.64	$2.50	$—
Third quarter	$5.75	$2.99	$—
Second quarter	$8.66	$3.61	$—
First quarter	$11.75	$3.75	$0.02
Year ended December 31, 2008:
Fourth quarter	$15.83	$9.61	$0.08
Third quarter	$16.43	$8.48	$0.08
Second quarter	$18.78	$9.90	$0.08
First quarter	$18.93	$15.23	$0.08

        The closing price of our common stock on March 10, 2010 was $3.99 per share as reported by the NASDAQ Global Select Market.

        As of March 10, 2010, there were approximately 700 holders of record of common stock. There are no other classes of common equity outstanding.

Dividend Policy

        The amount of future dividends will depend upon our earnings, financial condition, capital requirements and other factors, and will be determined by our board of directors on a quarterly basis. It is Federal Reserve policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also Federal Reserve policy that bank holding companies should not maintain dividend levels that undermine the bank holding company's ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Under the federal Prompt Corrective Action regulations, the Federal Reserve or the FDIC may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as undercapitalized.

        As discussed above, we have entered into a written agreement with the Federal Reserve and the DFI that will require us to obtain the prior approval of the Federal Reserve and DFI to make any interest payments on our outstanding trust preferred debt, or to pay any dividends on our Series A Preferred Stock or common stock. Dividends from HBC constitute the principal source of income to HCC. HBC is subject to various statutory and regulatory restrictions on its ability to pay dividends to us, which determines our ability to pay dividends to our shareholders.

        Under the terms of the Capital Purchase Program, for so long as any preferred stock issued under the Capital Purchase Program remains outstanding, we are prohibited from increasing quarterly dividends on our common stock in excess of $0.08 per share, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury's consent until the third anniversary of the U.S. Treasury investment or until the U.S. Treasury has transferred all of the preferred stock it purchased under the Capital Purchase Program to third parties. As long as the preferred stock issued to the U.S. Treasury is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. We have not paid or declared any dividends on our common stock since the first quarter of 2009. In November 2009, we suspended the payment of dividends on the Series A Preferred Stock until further notice.

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock and Series A Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series A Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. In November 2009, we exercised our right to defer interest payments and we will continue to defer interest payments until further notice. Because we have deferred such interest payments, we may not declare or pay any cash dividends on any shares of our common stock or Series A Preferred Stock during the deferral period. In the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our common stock or Series A Preferred Stock.

        At such time as we become current with the dividends payable on the Series A Preferred Stock and interest payments on our junior subordinated debentures, the decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition, business conditions, regulatory capital requirements and covenants under any applicable contractual arrangements, including agreements with regulatory authorities.

        For regulatory restrictions on payment of dividends by the Company, see Item 1 — "BUSINESS — Supervision and Regulation — Heritage Commerce Corp — Limitations on Dividend Payments."

  Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2009 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,110,056(1)	$16.93	778,508
Equity compensation plans not approved by security holders	25,500(2)	$18.15	N/A
Equity compensation plans not approved by security holders	462,963(3)	$12.96	N/A

(1)
Consists of 150,969 options to acquire shares of common stock issued under the Company's 1994 stock option plan, and 959,087 options to acquire shares under the Company's Amended and Restated 2004 Equity Plan.

(2)
Consists of restricted stock issued to the Company's chief executive officer pursuant to a restricted stock agreement dated March 17, 2005.

(3)
Consists of warrant issued to the U.S. Treasury to purchase 462,963 shares of the Company's common stock. The warrant is immediately exercisable and has a 10-year term with an initial exercise price of $12.96 pursuant to a Letter Agreement of Securities Purchase dated November 21, 2008.

  Performance Graph

        The following graph compares the stock performance of the Company from December 31, 2004 to December 31, 2009, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

        The following chart compares the stock performance of the Company from December 31, 2004 to December 31, 2009, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance.

	Period Ended
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Heritage Commerce Corp*	100	113	140	97	59	21
S&P 500*	100	103	117	121	75	92
NASDAQ — Total US*	100	101	111	122	72	104
NASDAQ Bank Index*	100	96	106	83	63	51

*
Source: SNL Financial Bank Information Group — (434) 977-1600

  Stock Repurchase Program

        In July 2007, the Company's Board of Directors authorized the purchase of up to an additional $30 million of its common stock, which represented approximately 1.48 million shares, or 11%, of its outstanding shares at the current market price on the date of authorization. From August 2007 through May 2008, the Company repurchased 1,645,607 shares of common stock for a total of $29.8 million completing the repurchase program. The Company financed the repurchase of shares from its available cash.

ITEM 6 — SELECTED FINANCIAL DATA

        The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 — "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share amounts and ratios)
INCOME STATEMENT DATA:
Interest income	$62,293	$75,957	$78,712	$72,957	$63,756
Interest expense	16,326	24,444	27,012	22,525	15,907

Net interest income before provision for loan losses	45,967	51,513	51,700	50,432	47,849
Provision for loan losses	33,928	15,537	(11)	(503)	313

Net interest income after provision for loan losses	12,039	35,976	51,711	50,935	47,536
Noninterest income	8,027	6,791	8,052	9,840	9,423
Noninterest expense	44,760	42,392	37,530	34,268	35,233

Income (loss) before income taxes	(24,694)	375	22,233	26,507	21,726
Income tax expense (benefit)	(12,709)	(1,387)	8,137	9,237	7,280

Net income (loss)	(11,985)	1,762	14,096	17,270	14,446
Dividends and discount accretion on preferred stock	(2,376)	(255)	—	—	—

Net income (loss) allocable to common shareholders	$(14,361)	$1,507	$14,096	$17,270	$14,446

PER COMMON SHARE DATA:
Basic net income (loss)(1)	$(1.21)	$0.13	$1.13	$1.47	$1.22
Diluted net income (loss)(2)	$(1.21)	$0.13	$1.12	$1.44	$1.19
Book value per common share(3)	$11.34	$12.38	$12.90	$10.54	$9.45
Tangible book value per common share(4)	$7.38	$8.37	$9.20	$10.54	$9.45
Weighted average number of shares outstanding — basic	11,820,509	12,002,910	12,449,270	11,776,671	11,795,635
Weighted average number of shares outstanding — diluted	11,820,509	12,039,776	12,566,801	11,966,397	12,107,230
Shares outstanding at period end	11,820,509	11,820,509	12,774,926	11,656,943	11,807,649
BALANCE SHEET DATA:
Securities	$109,966	$104,475	$135,402	$172,298	$198,495
Net loans	$1,041,345	$1,223,624	$1,024,247	$699,957	$669,901
Allowance for loan losses	$28,768	$25,007	$12,218	$9,279	$10,224
Goodwill and other intangible assets	$46,770	$47,412	$48,153	$—	$—
Total assets	$1,363,870	$1,499,227	$1,347,472	$1,037,138	$1,130,509
Total deposits	$1,089,285	$1,154,050	$1,064,226	$846,593	$939,759
Securities sold under agreement to repurchase	$25,000	$35,000	$10,900	$21,800	$32,700
Subordinated debt	$23,702	$23,702	$23,702	$23,702	$23,702
Note payable	$—	$15,000	$—	$—	$—
Short-term borrowings	$20,000	$55,000	$60,000	$—	$—
Total shareholders' equity	$172,305	$184,267	$164,824	$122,820	$111,617
SELECTED PERFORMANCE RATIOS:(5)
Return on average assets	-0.83%	0.12%	1.18%	1.57%	1.27%
Return on average tangible assets	-0.86%	0.13%	1.21%	1.57%	1.27%
Return on average equity	-6.68%	1.15%	9.47%	14.62%	13.73%
Return on average tangible equity	-9.06%	1.67%	11.43%	14.62%	13.73%
Net interest margin	3.53%	3.94%	4.86%	5.06%	4.58%
Efficiency ratio	82.90%	72.71%	62.81%	56.86%	61.52%
Average net loans (excludes loans held-for-sale) as a percentage of average deposits	98.98%	100.01%	84.06%	77.61%	73.55%
Average total shareholders' equity as a percentage of average total assets	12.46%	10.52%	12.47%	10.75%	9.25%
SELECTED ASSET QUALITY RATIOS:(6)
Net loan charge-offs (recoveries) to average loans	2.59%	0.23%	(0.10)%	0.06%	0.28%
Allowance for loan losses to total loans	2.69%	2.00%	1.18%	1.31%	1.51%
Nonperforming loans to total loans	5.83%	3.24%	0.33%	0.61%	0.54%
CAPITAL RATIOS:
Total risk-based	12.9%	13.4%	12.5%	18.4%	15.3%
Tier 1 risk-based	11.6%	12.1%	11.5%	17.3%	14.2%
Leverage	10.1%	11.3%	11.1%	13.6%	11.6%

Notes:

1)
Represents net income (loss) allocable to common shareholders divided by the average number of shares of common stock outstanding for the respective period. For years prior to 2009, earnings per share ("EPS") and weighted average shares outstanding have been adjusted retrospectively to apply new accounting guidance that became effective in 2009. Except for reducing basic EPS from $1.14 to $1.13 in 2007, this change in computation did involve a sufficient number of shares to change basic or diluted EPS from amounts previously reported.

2)
Represents net income (loss) allocable to common shareholders divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

3)
Represents shareholders' equity minus preferred stock divided by the number of shares of common stock outstanding at the end of the period indicated.

4)
Represents shareholders' equity minus preferred stock and minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at the end of period indicated.

5)
Average balances used in this table and throughout this Annual Report are based on daily averages.

6)
Average loans and total loans exclude loans held-for-sale.

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of HCC and its wholly-owned subsidiary, HBC. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report.

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

        The primary activity of the Company is commercial banking. The Company's operations are located in the southern and eastern regions of the general San Francisco Bay area of California in the counties of Santa Clara, Alameda and Contra Costa. The largest city in this area is San Jose and the Company's market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company's customers are primarily closely held businesses and professionals.

  Performance Overview

        Comparison of 2009 operating results to 2008 and 2007 includes the effects of acquiring Diablo Valley Bank on June 20, 2007. In the Diablo Valley Bank transaction, the Company acquired $269.0 million of tangible assets, including $203.8 million of net loans, and assumed $249.0 million of deposits.

        For the year ended December 31, 2009, the net loss was $12.0 million. Net loss allocable to common shareholders was $14.4 million, or $(1.21) per diluted common share for the year ended December 31, 2009, which included a $33.9 million provision for loan losses and $2.4 million for dividends and discount accretion on preferred stock. For the year ended December 31, 2008, net income allocable to common shareholders was $1.5 million, or $0.13 per diluted common share, including a provision for loan losses of $15.5 million and $255,000 for dividends or discount accretion on preferred stock. For the year ended December 31, 2007, net income allocable to common shareholders was $14.1 million, or $1.12 per diluted common share, including a credit provision for loan losses of $11,000 and no dividends or discount accretion on preferred stock.

        The annualized returns on average assets and average equity for the year ended December 31, 2009 was -0.83% and -6.68%, respectively, compared to 0.12% and 1.15%, respectively, for 2008, and 1.18% and 9.47%, respectively, for 2007. The annualized returns on average tangible assets and average tangible equity for the year ended December 31, 2009 was -0.86% and -9.06%, respectively, compared to 0.13% and 1.67%, respectively, for 2008, and 1.21% and 11.43%, respectively, for 2007.

        The following are major factors that impacted the Company's results of operations:

  •
  Net interest income decreased 11% to $46.0 million for the year ended December 31, 2009 from $51.5 million for the year ended December 31, 2008, primarily due to compression of the net interest margin. Net interest income was relatively flat in 2008 compared to 2007, primarily due to a lower net interest margin, mostly offset by an increase in the volume of interest-earning assets as a result of the merger with Diablo Valley Bank and significant new loan production.

  •
  The net interest margin decreased 41 basis points to 3.53% for the year ended December 31, 2009, compared with 3.94% for the year ended December 31, 2008. The decrease in the net interest margin for 2009 compared to 2008 was primarily due to the 325 basis points decline in short-term interest rates from January 22, 2008 through December 16, 2008, with the prime rate remaining at a historically low level of 3.25% for all of 2009. The net interest margin also declined in 2009 due to an increase in nonaccrual loans. The net interest margin for 2008 was 3.94%, a decrease of 92 basis points from 4.86% for 2007, primarily due to the decline in short-term interest rates.

  •
  The provision for loan losses was $33.9 million for the year ended December 31, 2009, compared to $15.5 million for the year ended December 31, 2008, and a credit provision for loan losses of $11,000 in 2007. The significant increase in provision for loan losses in 2009 reflects a higher volume of classified and nonperforming loans and an increase in loan charge-offs caused by challenging conditions in commercial lending and the residential housing market, turmoil in the financial markets, and the prolonged downturn in the overall economy.

  •
  Noninterest income increased 18% to $8.0 million for the year ended December 31, 2009 from $6.8 million for the year ended December 31, 2008. The increase in noninterest income in 2009 compared to 2008 was primarily due to $1.3 million in gains on the sale of SBA loans in 2009. Noninterest income decreased by 16% in 2008 to $6.8 million, compared to $8.1 million in 2007, primarily a result of no gains on the sale of SBA loans in 2008.

  •
  Noninterest expense increased 6% to $44.8 million for the year ended December 31, 2009 from $42.4 million for the year ended December 31, 2008. The increase in noninterest expense was primarily due to higher FDIC deposit insurance costs. Operating expenses increased 13% in 2008 from $37.5 million in 2007 due to the full year impact of the acquisition of Diablo Valley Bank on June 20, 2007, including an increase in amortization of intangible assets, the new office in Walnut Creek, the addition of experienced banking professionals, the write-off of leasehold improvements due to the consolidation of our two offices in Los Altos, higher FDIC insurance costs, and an increase in legal fees and OREO expense.

  •
  The efficiency ratio was 82.90% for the year ended December 31, 2009, compared to 72.71% for the year ended December 31, 2008, and 62.81% for the year ended December 31, 2007. The efficiency ratio increased in 2009 and 2008 primarily due to lower net interest income, higher professional fees and increased FDIC deposit insurance premiums.

  •
  The income tax benefit for the year ended December 31, 2009 was $12.7 million, as compared to an income tax benefit of $1.4 million for the year ended December 31, 2008, and income tax expense of $8.1 million in 2007. The effective income tax rate for 2009 was 51.5%. The negative effective income tax rate of 369.9% for 2008 was due to reduced pre-tax earnings. The effective tax rate for 2007 was 36.6%. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and interest income from tax-free loans and municipal securities.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Total assets decreased by $135.4 million, or 9%, to $1.36 billion at December 31, 2009 from $1.50 billion at December 31, 2008.

  •
  Total loans, excluding loans held-for-sale, decreased $178.5 million, or 14%, to $1.07 billion at December 31, 2009 compared to $1.25 billion at December 31, 2008. Land and construction loans decreased $73.7 million from $256.6 million at December 31, 2008 to $182.9 million at December 31, 2009.

  •
  The allowance for loan losses increased to $28.8 million, or 2.69% of total loans at December 31, 2009, compared to $25.0 million, or 2.00% of total loans at December 31, 2008.

  •
  Nonperforming assets increased $23.5 to $64.6 million, or 4.74% of total assets at December 31, 2009, from $41.1 million, or 2.74% of total assets at December 31, 2008.

  •
  Net loan charge-offs increased to $30.2 million for the year ended December 31, 2009, compared to $2.7 million for the year ended December 31, 2008.

  •
  Deposits decreased to $1.09 billion at December 31, 2009, compared to $1.15 billion at December 31, 2008.

  •
  The ratio of noncore funding (which consists of time deposits $100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, notes payable and short-term borrowings) to total assets was 29% at December 31, 2009, compared to 32% at December 31, 2008.

  •
  The loan to deposit ratio was 98.24% at December 31, 2009, compared to 108.20% at December 31, 2008.

  •
  As of December 31, 2009, HBC had a leverage ratio of 9.9%, a Tier 1 risk-based capital ratio of 11.4%, and a total risk-based capital ratio of 12.7%.

  •
  As of December 31, 2009, HCC had a leverage ratio of 10.1%, a Tier 1 risk-based capital ratio of 11.6%, and a total risk-based capital ratio of 12.9%.

  Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $178.0 million in brokered deposits at December 31, 2009, compared to $184.6 million at December 31, 2008. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators decreased to $23.0 million at December 31, 2009, compared to $56.6 million at December 31, 2008. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to deposit concentrations.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $38.2 million at December 31, 2009, and $11.7 million at December 31, 2008.

        HBC is a participant in the FDIC's Transaction Account Guarantee Program ("TAGP"), which provides HBC's depositors with unlimited FDIC insurance coverage for certain noninterest-bearing transaction accounts. Unless extended by the FDIC, the TAGP will expire on June 30, 2010, at which time the amount of coverage for each depositor will be limited to $250,000. The impact of the TAGP expiration in June 2010 could have an adverse effect on HBC's deposit base.

  Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2010. At December 31, 2009, we had $45.6 million in cash and cash equivalents and approximately $191.1 million in available borrowing capacity from various sources including the FHLB, the Federal Reserve, and Federal funds facilities with several financial institutions. The Company also had $53.3 million in unpledged securities available at December 31, 2009. Our loan to deposit ratio decreased to 98.24% at December 31, 2009 compared to 108.20% at December 31, 2008, primarily due to a $178.5 million reduction in the loan portfolio.

  Lending

        Our lending business originates primarily through our branch offices located in our primary market. The Company also has SBA loan production offices in Sacramento, Oakland and Santa Rosa, California. As a result of the weakened economy in our primary service area throughout 2008 and 2009 and loan payoffs, we have seen a contraction in our loan portfolio during 2009 and this trend may continue through 2010. In addition to managing the growth of our loan portfolio during 2009, we actively managed the mix of our loan portfolio. At December 31, 2009, commercial loans accounted for 40% of the total loan portfolio, and commercial real estate loans (of which 53% are owner occupied) accounted for 37% of the portfolio. We have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios has been reduced. Land and construction loans decreased $73.7 million for the year ended December 31, 2009, compared to December 31, 2008, and accounted for 17% of our loan portfolio. We expect the decreasing trend in land and construction loans to continue through 2010.

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

        From January 22, 2008 through December 16, 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 325 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company's loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company's primary funding source, these deposits tend to price more slowly than floating rate loans. The rapid, substantial drop in short-term interest rates, including the prime rate, has significantly compressed the Company's net interest margin.

        The net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

  Management of Credit Risk

        We continue to proactively identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of commercial real estate, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions. Additionally, federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation.

        Further discussion of the management of credit risk appears under "Provision for Loan Losses" and "Allowance for Loan Losses."

  Noninterest Income

        While net interest income remains the largest single component of total revenues, noninterest income is an important component. Prior to the third quarter of 2007, a significant percentage of the Company's noninterest income was associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. From the third quarter of 2007 through the second quarter of 2009, the Company retained its SBA production. In the third quarter of 2009, the Company began to again sell loans in the secondary market. During the third and fourth quarters of 2009, SBA loans were sold resulting in a net gain on sale of loans of $1.3 million for the year ended December 31, 2009. We expect to continue to sell loans in the secondary market in 2010 to enhance liquidity and improve noninterest income. Other sources of noninterest income include loan servicing fees, service charges and fees, and cash surrender value from company owned life insurance policies.

  Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. During the last several quarters, the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Nonetheless, noninterest expense increased for the year ended December 31, 2009 compared to the year ended December 31, 2008, due to a substantial increase in FDIC deposit insurance premiums, increased professional fees, and loan workout expense resulting from the current credit cycle. The Company's efficiency ratio was 82.90% for the year ended December 31, 2009, compared with 72.71% for the year ended December 31, 2008. The efficiency ratio increased year to year primarily due to compression of the Company's net interest margin, and higher professional fees and increased FDIC insurance premiums.

  Capital Management

        As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

        At December 31, 2009, HBC's total risk-based capital ratio was 12.7%, compared to the 10% regulatory requirement for well-capitalized banks under the regulatory framework for prompt corrective actions. HBC's Tier 1 risk-based capital ratio of 11.4% and our leverage ratio of 9.9% at December 31, 2009 also exceeded regulatory guidelines for well-capitalized banks under the prompt corrective actions framework. On a consolidated basis, the Company has a leverage ratio of 10.1%, a Tier 1 risk-based capital ratio of 11.6%, and a total risk-based capital ratio of 12.9% at December 31, 2009.

        On November 21, 2008, the Company issued to the U.S. Treasury under its Capital Purchase Program 40,000 shares of Series A Preferred Stock and a warrant to purchase 462,963 shares of common stock at an exercise price of $12.96 for $40 million. The terms of the U.S. Treasury Capital Purchase Program could reduce investment returns to our shareholders by restricting dividends to common shareholders, diluting existing shareholders' interests, and restricting capital management practices.

        In April 2009, the Board of Directors suspended the quarterly dividend on our common stock, commencing with the second quarter of 2009, to build capital and further strengthen our balance sheet.

        In November 2009, we exercised our right to defer interest payments on our outstanding trust preferred subordinated debt and our right to suspend payment of dividends on our Series A Preferred Stock. We do not expect to resume paying cash dividends on our common stock or Series A Preferred Stock or interest on our trust preferred subordinated debt for the near term, and future dividends and interest payments will depend on sufficient earnings to support them and prior approval of the Federal Reserve. We believe these actions will further enhance our capital levels during the current economic challenges.

Results of Operations

        The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of gains on the sale of SBA loans, loan servicing fees, customer service charges and fees, the increase in cash surrender value of life insurance, and gains on the sale of securities. The majority of the Company's noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

  Net Interest Income and Net Interest Margin

        The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products that comprise the Company's earning assets, deposits, and other interest-bearing liabilities. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

        The following Distribution, Rate and Yield table presents for each of the past three years, the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	Year Ended December 31,
	2009			2008			2007
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,171,537	$58,602	5.00%	$1,178,194	$70,488	5.98%	$844,928	$68,405	8.10%
Securities	106,806	3,628	3.40%	126,223	5,395	4.27%	165,884	7,636	4.60%
Interest bearing deposits in other financial institutions	22,827	63	0.28%	881	16	1.82%	3,132	141	4.50%
Federal funds sold	433	—	0.10%	3,060	58	1.90%	49,118	2,530	5.15%

Total interest earning assets	1,301,603	62,293	4.79%	1,308,358	75,957	5.81%	1,063,062	78,712	7.40%

Cash and due from banks	24,985			34,339			37,435
Premises and equipment, net	9,311			9,273			6,218
Goodwill and other intangible assets	47,105			47,788			25,331
Other assets	56,940			56,603			61,844

Total assets	$1,439,944			$1,456,361			$1,193,890

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$136,734	$336	0.25%	$145,785	$1,513	1.04%	$143,801	$3,154	2.19%
Savings and money market	334,657	2,514	0.75%	433,839	7,679	1.77%	393,750	12,368	3.14%
Time deposits-under $100	43,946	983	2.24%	36,301	1,101	3.03%	32,196	1,243	3.86%
Time deposits-$100 and over	155,475	2,813	1.81%	162,298	4,853	2.99%	119,812	5,151	4.30%
Time deposits-CDARS	19,702	303	1.54%	3,488	81	2.32%	—	—	N/A
Time deposits-brokered	196,113	6,513	3.32%	120,591	4,808	3.99%	49,846	2,295	4.60%
Subordinated debt	23,702	1,933	8.15%	23,702	2,148	9.06%	23,702	2,329	9.83%
Securities sold under agreement to repurchase	28,822	787	2.73%	32,030	937	2.93%	14,504	387	2.67%
Note payable	2,507	82	3.27%	10,243	292	2.85%	—	—	N/A
Short-term borrowings	24,940	62	0.25%	48,238	1,032	2.14%	1,751	85	4.85%

Total interest bearing liabilities	966,598	16,326	1.69%	1,016,515	24,444	2.40%	779,362	27,012	3.47%

Demand, noninterest bearing	261,539			258,624			242,308
Other liabilities	32,417			28,006			23,385

Total liabilities	1,260,554			1,303,145			1,045,055
Shareholders' equity	179,390			153,216			148,835

Total liabilities and shareholders' equity	$1,439,944			$1,456,361			$1,193,890

Net interest income / margin		$45,967	3.53%		$51,513	3.94%		$51,700	4.86%

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

Volume and Rate Variances

	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$(308)	$(11,578)	$(11,886)	$19,961	$(17,878)	$2,083
Securities	(664)	(1,103)	(1,767)	(1,688)	(553)	(2,241)
Interest bearing deposits in other financial institutions	61	(14)	47	(41)	(84)	(125)
Federal funds sold	(3)	(55)	(58)	(875)	(1,597)	(2,472)

Total interest income on interest earning assets	$(914)	$(12,750)	$(13,664)	$17,357	$(20,112)	$(2,755)

Expense from the interest bearing liabilities:
Demand, interest bearing	$(28)	$(1,149)	$(1,177)	$17	$(1,658)	$(1,641)
Savings and money market	(740)	(4,425)	(5,165)	710	(5,399)	(4,689)
Time deposits-under $100	170	(288)	(118)	125	(267)	(142)
Time deposits-$100 and over	(125)	(1,915)	(2,040)	1,271	(1,569)	(298)
Time deposits-CDARS	249	(27)	222	2,845	(332)	2,513
Time deposits-brokered	2,509	(804)	1,705	81	—	81
Subordinated debt	—	(216)	(216)	—	(181)	(181)
Securities sold under agreement to repurchase	(87)	(63)	(150)	512	38	550
Notes payable	(253)	43	(210)	292	—	292
Short-term borrowings	(58)	(911)	(969)	995	(48)	947

Total interest expense on interest bearing liabilities	$1,637	$(9,755)	$(8,118)	$6,847	$(9,415)	$(2,568)

Net interest income	$(2,551)	$(2,995)	$(5,546)	$10,510	$(10,697)	$(187)

        Net interest income for 2009 decreased $5.5 million from 2008, primarily due to compression of the net interest margin. The decrease in the net interest margin in 2009 compared to 2008 was primarily due to the 325 basis points decline in short-term interest rates from January 22, 2008 through December 16, 2008, with the prime rate remaining at a historically low level of 3.25% for all of 2009. The Company's net interest margin, expressed as a percentage of average earning assets, was 3.53% in 2009 compared to 3.94% in 2008, a decrease of 41 basis points. The net interest margin was also lower in 2009 due to an increase in nonaccrual loans.

        A substantial portion of the Company's earning assets are variable-rate loans that re-price when the Company's prime lending rate is changed, in contrast to a large base of core deposits that are generally slower to re-price. This causes the Company's balance sheet to be asset-sensitive which means that, all else being equal, the Company's net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising.

        The net interest margin decreased 92 basis points to 3.94% in 2008 from 4.86% in 2007. Net interest income decreased $187,000 for 2008 to $51.5 million from $51.7 million for 2007, primarily due to the 500 basis points decline in short-term interest rates from September 18, 2007 through December 31, 2008, partially offset by a 23% increase in average interest-earning assets in 2008 from 2007.

  Provision for Loan Losses

        Credit risk is inherent in the business of making loans. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically identifiable and quantifiable losses are promptly charged off against the allowance. The loan loss provision is determined by conducting a quarterly evaluation of the adequacy of the Company's allowance for loan losses and charging the shortfall, if any, to the current quarter's expense. This has the effect of creating variability in the amount and frequency of charges to the Company's earnings. The loan loss provision and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area.

        For 2009, the Company had a provision for loan losses of $33.9 million, compared to a provision for loan losses of $15.5 million for 2008 and a credit provision for loan losses of $11,000 for 2007. The significant increase in provision for loan losses in 2009 reflects a higher volume of classified and nonperforming loans and an increase in loan charge-offs caused by challenging conditions in commercial lending and the residential housing market, turmoil in the financial markets, and the prolonged downturn in the overall economy.

        The allowance for loan losses represented 2.69%, 2.00% and 1.18% of total loans at December 31, 2009, 2008 and 2007, respectively. See "Allowance for Loan Losses" for additional information.

  Noninterest Income

        The following table sets forth the various components of the Company's noninterest income:

Noninterest Income

	Year Ended December 31,			Increase (decrease) 2009 versus 2008		Increase (decrease) 2008 versus 2007
	2009	2008	2007	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,221	$2,007	$1,284	$214	11%	$723	56%
Increase in cash surrender value of life insurance	1,664	1,645	1,443	19	1%	202	14%
Servicing income	1,587	1,790	2,181	(203)	(11)%	(391)	(18)%
Gain on sale of SBA loans	1,306	—	1,766	1,306	N/A	(1,766)	(100)%
Gain on sale of securities	231	—	—	231	N/A	—	N/A
Other	1,018	1,349	1,378	(331)	(25)%	(29)	(2)%

Total	$8,027	$6,791	$8,052	$1,236	18%	$(1,261)	(16)%

        The increase in noninterest income in 2009 compared to 2008 was primarily attributable to a $1.3 million increase in gain on sale of SBA loans. There was no gain on sale of SBA loans in 2008, and a $1.8 million gain on sale of SBA loans in 2007. Other sources of noninterest income include loan servicing fees, service charges and fees, and the cash surrender value from company owned life insurance policies.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. From the third quarter of 2007 through the second quarter of 2009, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans. Reflecting the strategic shift to retain SBA loan production, there were no gains from sales of loans during 2008 and for the first six months of 2009. The Company transferred $20.5 million of SBA loans to loans held-for-sale in the second quarter of 2009 to enhance its liquidity position and improve noninterest income in future periods. During the third and fourth quarters of 2009, SBA loans were sold resulting in a net gain on sale of $1.3 million for the year ended December 31, 2009. We expect to continue to sell loans in the secondary market in 2010 to enhance liquidity and improve noninterest income.

        The servicing assets that result from the sale of SBA loans, with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        Service charges and fees on deposit accounts were higher during 2009 compared to 2008, due to higher fees from accounts on analysis as a result of lower interest rates and fewer waived fees. Lower interest rates generally result in lower earnings credits and higher net fees for services provided to clients.

        The increase in cash surrender value of life insurance approximates a 4.10% after tax yield on the policies. To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

        The decrease in noninterest income in 2008 compared to 2007 was primarily attributable to a $1.8 million decrease in gain on sale of SBA loans.

  Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense:

Noninterest Expense

	Year Ended December 31,			Increase (decrease) 2009 versus 2008		Increase (decrease) 2008 versus 2007
	2009	2008	2007	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$22,927	$22,624	$21,160	$303	1%	$1,464	7%
Occupancy and equipment	3,937	4,623	4,195	(686)	(15)%	428	10%
Professional fees	3,851	2,954	2,342	897	30%	612	26%
Deposit insurance premiums and regulatory assessments	3,454	885	313	2,569	290%	572	183%
Low income housing investment losses	922	865	828	57	7%	37	4%
Data processing	912	1,021	867	(109)	(11)%	154	18%
Software subscription	865	940	831	(75)	(8)%	109	13%
Advertising and promotion	406	882	1,092	(476)	(54)%	(210)	(19)%
Other	7,486	7,598	5,902	(112)	(1)%	1,696	29%

Total	$44,760	$42,392	$37,530	$2,368	6%	$4,862	13%

        The following table indicates the percentage of noninterest expense in each category:

Noninterest Expense by Category

	2009		2008		2007
	Amount	Percent to Total	Amount	Percent of Total	Amount	Percent to Total
	(Dollars in thousands)
Salaries and employee benefits	$22,927	51%	$22,624	53%	$21,160	56%
Occupancy and equipment	3,937	9%	4,623	11%	4,195	12%
Professional fees	3,851	9%	2,954	7%	2,342	6%
Deposit insurance premiums and regulatory assessments	3,454	8%	885	2%	313	1%
Low income housing investment losses	922	2%	865	2%	828	2%
Data processing	912	2%	1,021	3%	867	2%
Software subscription	865	2%	940	2%	831	2%
Advertising and promotion	406	1%	882	2%	1,092	3%
Other	7,486	16%	7,598	18%	5,902	16%

Total	$44,760	100%	$42,392	100%	$37,530	100%

        Salaries and employee benefits is the single largest component of noninterest expenses. Salaries and employee benefits increased $303,000 for 2009, compared to 2008, primarily due to reduced capitalized loan origination costs, partially offset by lower bonuses and lower 401(k) plan contributions. The Company reduced bonuses for management and employees resulting in a bonus expense of $444,000 in 2009, compared to $1.2 million in 2008. There were no 401(k) plan contributions for employees in 2009, compared to $332,000 of contributions in 2008. Salaries and employee benefits increased $1.5 million for 2008, compared to 2007, primarily due to the full year impact from the acquisition of Diablo Valley Bank, opening a new branch in Walnut Creek, and the hiring of experienced bankers. There were 206 full-time equivalent employees at December 31, 2009, a reduction of 19 full-time equivalent employees from 225 at December 31, 2008 and December 31, 2007.

        Occupancy, furniture and equipment decreased $686,000 in 2009 compared to 2008 primarily due to the consolidation of our two offices in Los Altos in the third quarter of 2008. The $428,000 increase in 2008 compared to 2007 was a result of the write-off of leasehold improvements in the third quarter of 2008 due to the consolidation of our two offices in Los Altos and the full year impact of the acquisition of Diablo Valley Bank and the opening of our Walnut Creek office in August 2007.

        Professional fees increased $897,000 for 2009 from 2008. The increase in professional fees was primarily due to legal fees related to loan workouts and litigation, a branch acquisition transaction that was terminated in the second quarter of 2009 and increased expenses for bank regulatory compliance. More frequent testing for goodwill impairment, with the assistance of a valuation firm, also increased professional fees in 2009 compared to 2008. Professional fees increased $612,000 for 2008, compared to 2007, primarily due to the full year impact of the acquisition of Diablo Valley Bank, and legal services related to our recovery efforts on $5.1 million of defaulted loans from one borrower and his related entities.

        Deposit insurance premiums and regulatory assessments increased 290%, or $2.6 million for 2009 from 2008. The increase in deposit insurance premiums and regulatory assessments is primarily due to the special assessment imposed on each depository institution to help maintain public confidence in the federal deposit insurance system. The special assessment was based on total assets minus Tier 1 capital as of June 30, 2009. This special assessment resulted in a $652,000 negative impact to our pre-tax earnings during the second quarter of 2009 and was paid on September 30, 2009. Additionally, increases in the

FDIC deposit assessment rate during the second quarter of 2009 contributed to the increase in deposit insurance premiums. FDIC insurance costs are expected to increase further in 2010.

        Advertising and promotion decreased $476,000 in 2009 from 2008, and decreased $210,000 in 2008 from 2007, as a result of management's effort to control costs.

  Income Tax Expense

        The Company computes its provision for income taxes on a monthly basis. As indicated in Note 8 to the Consolidated Financial Statements, the effective tax rate is determined by applying the Company's statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include, but are not limited to, tax-exempt interest income, increases in the cash surrender value of life insurance policies, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.

        The Company's Federal and state income tax benefit in 2009 was $12.7 million, as compared to $1.4 million in 2008, and income tax expense of $8.1 million in 2007. The effective income tax rate for 2009 was 51.5%. The negative effective income tax rate of 369.9% for 2008 was due to reduced pre-tax earnings. The effective income tax rate for the year ended December 31, 2007 was 36.6%. The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships and investments in tax-free municipal securities.

        Tax-exempt interest income is generated primarily by the Company's investments in state, county and municipal loans and securities, which provided $325,000 in federal tax-exempt income in 2009 and $263,000 in 2008 and $181,000 in 2007. Although not included in the securities portfolio, the Company also has total investments of $5.5 million in low-income housing limited partnerships as of December 31, 2009. These investments have generated annual tax credits of approximately $1.1 million in 2009, 2008 and 2007. The investments are expected to generate an additional $4.1 million in aggregate tax credits from 2010 through 2016; however, the amount of the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty.

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse. At the end of 2009, the Company had a net deferred tax asset of $22.4 million, compared to a deferred tax asset of $17.3 million at the end of 2008.

Financial Condition

        As of December 31, 2009, total assets were $1.36 billion, a decrease of 9% from $1.50 billion at year-end 2008. Total securities available-for-sale (at fair value) were $110.0 million, an increase of 5% from $104.5 million at year-end 2008. The total loan portfolio, excluding loans held-for-sale, was $1.07 billion, a decrease of 14% from $1.25 billion at year-end 2008. Total deposits were $1.09 billion, a decrease of 6% from $1.15 billion at year-end 2008. Securities sold under agreement to repurchase decreased $10.0 million, or 29%, to $25.0 million at December 31, 2009, from $35.0 million at year-end 2008.

  Securities Portfolio

        The following table reflects the estimated fair value for each category of securities for the past three years:

Investment Portfolio

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$—	$19,496	$4,991
U.S. Government Sponsored Entities	1,973	8,696	35,803
Municipals — Tax Exempt	—	701	4,114
Mortgage-Backed Securities — Residential	102,546	69,036	83,046
Collateralized Mortgage Obligations — Residential	5,447	6,546	7,448

Total	$109,966	$104,475	$135,402

        The following table summarizes the weighted average life and weighted average yields of securities as of December 31, 2009:

	December 31, 2009 Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
U.S. Government Sponsored Entities	$—	—	$1,973	2.20%	$—	—	$—	—	$1,973	2.20%
Mortgage-Backed Securities — Residential	8	6.02%	35,555	4.40%	62,418	3.78%	4,565	4.58%	102,546	4.03%
Collateralized Mortgage Obligations — Residential	1,190	2.82%	4,257	5.79%	—	—	—	—	5,447	5.14%

Total	$1,198	2.84%	$41,785	4.44%	$62,418	3.78%	$4,565	4.58%	$109,966	4.05%

        The securities portfolio is the second largest component of the Company's interest-earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The portfolio serves the following purposes: (i) it can be readily reduced in size to provide liquidity for loan balance increases or deposit decreases; (ii) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and (v) it can enhance the Company's tax position by providing partially tax exempt income.

        The Company's securities are all currently classified under existing accounting rules as "available-for-sale" to allow flexibility for the management of the portfolio. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income, a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities.

        The Company's portfolio is historically comprised primarily of: (i) U.S. Treasury securities and Government sponsored entities' debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio.

        The Company increased its holding of mortgage-back securities and decreased its U.S. Government sponsored securities from $8.7 million to $2.0 million to take advantage of higher yields during 2009. Except for U.S. Government sponsored entities, no securities of a single issuer exceeded 10% of shareholders' equity at December 31, 2009. The Company has no direct exposure to so-called subprime loans or securities, nor does it own any Fannie Mae or Freddie Mac equity securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

        Compared to December 31, 2008, the securities portfolio increased by $5.5 million, or 5%, and increased to 8% of total assets at December 31, 2009, from 7% at December 31, 2008. U.S. Treasury securities and Government sponsored entities' debt securities decreased to 2% of the portfolio at December 31, 2009, from 27% at December 31, 2008. The Company's mortgage-backed securities and collateralized mortgage obligations are issued by U.S. Government sponsored entities. These securities were determined not to be "other than temporarily impaired" as of December 31, 2009. The Company invests in securities with the available cash based on market conditions and the Company's cash flow.

  Loans

        The Company's loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 78% of total assets at December 31, 2009, as compared to 83% of at December 31, 2008. The ratio of loans to deposits decreased to 98.24% at the end of 2009 from 108.20% at the end of 2008.

        The Loan Distribution table that follows sets forth the Company's gross loans outstanding, excluding loans held-for-sale, and the percentage distribution in each category at the dates indicated.

Loan Distribution

	December 31,
	2009	% to Total	2008	% to Total	2007	% to Total	2006	% to Total	2005	% to Total
	(Dollars in thousands)
Commercial	$427,177	40%	$525,080	42%	$411,251	40%	$284,093	40%	$248,060	37%
Real estate — mortgage	400,731	37%	405,530	33%	361,211	35%	239,041	34%	237,566	35%
Real estate — land and construction	182,871	17%	256,567	21%	215,597	21%	143,834	20%	149,851	22%
Home equity	51,368	5%	55,490	4%	44,187	4%	38,976	6%	41,772	6%
Consumer	7,181	1%	4,310	0%	3,044	0%	2,422	0%	1,721	0%

Loans	1,069,328	100%	1,246,977	100%	1,035,290	100%	708,366	100%	678,970	100%
Deferred loan costs, net	785	—	1,654	—	1,175	—	870	—	1,155	—

Total loans, including deferred costs	1,070,113	100%	1,248,631	100%	1,036,465	100%	709,236	100%	680,125	100%

Allowance for loan losses	(28,768)		(25,007)		(12,218)		(9,279)		(10,224)

Loans, net	$1,041,345		$1,223,624		$1,024,247		$699,957		$669,901

        The Company's loan portfolio is concentrated in commercial, primarily manufacturing, wholesale, and services and commercial real estate, with a balance in land development and construction and home equity and consumer loans. The decrease in the Company's loan portfolio in 2009 is due to loans transferred to loans held-for-sale, diminished loan demand, and loan payoffs exceeding draw downs of loan commitments. Outstanding loan balances to total loan commitments were 77% at December 31, 2009, compared to 74% at December 31, 2008, which is partially due to decreases in unfunded commitments as lines of credit are reduced. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 59% of its gross loans were secured by real property as of December 31, 2009, compared to 58% as of December 31, 2008. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

        The Company's commercial loans are made for working capital, financing the purchase of equipment or for other business purposes. Commercial loans include loans with maturities ranging from thirty days to one year and "term loans" with maturities normally ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). Prior to the third quarter of 2007, the guaranteed portion of these loans were sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan was sold, the Company retained the servicing rights for the sold portion. From the third quarter of 2007 through the first quarter of 2009, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans. During the second quarter of 2009, the Company transferred $20.5 million of SBA loans to loans held-for-sale to enhance its liquidity and improve noninterest income in future periods. During the third and fourth quarters of 2009, SBA loans were sold resulting in a net gain on sale of $1.3 million. The Company presently expects to continue to sell SBA loans during 2010.

        As of December 31, 2009, real estate mortgage loans of $401 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial property. The real estate mortgage loans at December 31, 2009 consist of $211 million, or 53%, of owner occupied properties, $184 million, or 46%, of investment properties, and $6 million, or 1%, in other properties. Properties securing the commercial real estate mortgage loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

        The Company's real estate mortgage loans consist primarily of loans based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 80% of the property's appraised value or the purchase price of the property during the initial underwriting of the credit, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on real estate mortgage loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan.

        The Company makes consumer loans for the purpose of financing automobiles, various types of consumer goods, and other personal purposes. Consumer loans generally provide for the monthly payment of principal and interest. Most of the Company's consumer loans are secured by the personal property being purchased or, in the instances of home equity loans or lines, real property.

        Additionally, the Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten with a maximum 70% loan to value ratio. Home equity lines are reviewed at least semiannually, with specific emphasis on loans with a loan to value ratio greater than 70% and loans that were underwritten from mid-2005 through 2008, when real estate values were at the peak in the cycle. The Company takes measures to work with customers to reduce line commitments and minimize potential losses. There have been no adverse classifications to date as a result of the review.

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $32.7 million and $54.4 million at December 31, 2009, respectively.

  Loan Maturities

        The following table presents the maturity distribution of the Company's loans as of December 31, 2009. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2009, approximately 69% of the Company's loan portfolio consisted of floating interest rate loans.

Loan Maturities

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$296,500	$41,405	$89,272	$427,177
Real estate — mortgage	129,939	220,766	50,026	400,731
Real estate — land and construction	162,076	20,795	—	182,871
Home equity	48,991	132	2,245	51,368
Consumer	6,902	279	—	7,181

Loans	$644,408	$283,377	$141,543	$1,069,328

Loans with variable interest rates	$567,067	$79,663	$90,686	$737,416
Loans with fixed interest rates	77,341	203,714	50,857	331,912

Loans	$644,408	$283,377	$141,543	$1,069,328

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

        The Company's credit risk may also be affected by external factors such as the level of interest rates, employment, general economic conditions, real estate values, and trends in particular industries or geographic markets. As an independent community bank serving a specific geographic area, the Company must contend with the unpredictable changes in the general California market and, particularly, primary local markets. The Company's asset quality has suffered in the past from the impact of national and regional economic recessions, consumer bankruptcies, and depressed real estate values.

        Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and other real estate owned ("OREO") from foreclosures. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO was $2.2 million at December 31, 2009, compared to $660,000 at December 31, 2008.

        The following table provides information with respect to components of the Company's nonperforming assets at the dates indicated:

  Nonperforming Assets

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$59,480	$39,981	$3,363	$3,866	$3,672
Loans 90 days past due and still accruing	2,895	460	101	451	—

Total nonperforming loans	62,375	40,441	3,464	4,317	3,672
Other real estate owned	2,241	660	1,062	—	—

Total nonperforming assets	$64,616	$41,101	$4,526	$4,317	$3,672

Nonperforming assets as a percentage of loans plus other real estate owned	6.03%	3.30%	0.44%	0.61%	0.54%

        Primarily due to the general economic slowdown and a softening of the real estate market, nonperforming assets at December 31, 2009 increased $23.5 million, or 57%, from December 31, 2008. Both the general economic slowdown and soft real estate markets are expected to continue into 2010 in some geographic sub-markets and price points. Real estate assets within the revised federal mortgage guidelines have become available to refinance and investors are coming to the market to purchase commercial real estate assets, but at higher investor returns than have been in the market historically.

        The following table provides nonperforming loans by loan type as of December 31, 2009:

Loan Type	Nonaccrual	Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$17,607	$1,067	$18,674
Real estate — mortgage	7,924	1,528	9,452
Real estate — land and construction	33,805	—	33,805
Home equity	—	300	300
Consumer	144	—	144

Total	$59,480	$2,895	$62,375

  Allowance for Loan Losses

        The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management's methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        Specific allowances are established for impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including scheduled interest payments. Loans for which the terms have been modified with a concession granted, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral, less costs to sell, if the loan is collateral dependent or on the present value of expected future cash flows or values that are observable in the secondary market. If the measure of the impaired loans is less than the investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation within the allowance will be established. Loans that are considered impaired are specifically excluded from the formula portion of the allowance for loan losses analysis.

        The formula portion of the allowance is calculated by applying estimated loss factors to pools of outstanding loans. At December 31, 2008, loss factors were based on the Company's historical loss experience, adjusted for significant factors that, in management's judgment, affected the collectibility of the portfolio as of the evaluation date. The adjustment factors for the formula allowance included existing general economic and business conditions affecting the key lending areas of the Company, in particular the real estate market, credit quality trends, collateral values, loan volumes and concentrations, the technology industry, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

        In 2009, the estimated loss factors for pools of loans that are not impaired are based on determining the probability of default and loss given default for loans within each segment of the portfolio, adjusted for significant factors that, in management's judgment, affect collectibility as of the evaluation date. The adjustment factors are similar to the factors considered under the previous methodology. The Company's historical delinquency experience and loss experience are utilized to determine the probability of default and loss given default for segments of the portfolio where the Company has experienced losses in the past.

For segments of the portfolio where the Company has no significant prior loss experience, the Company uses quantifiable observable industry data to determine the probability of default and loss given default.

        Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, net of SBA guarantees, was $164.1 million, $131.4 million, and $22.9 million, at December 31, 2009, 2008, and 2007, respectively. Management of the level of classified loans will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

        It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. On an ongoing basis, we have engaged an outside firm to independently assess our methodology and perform independent credit reviews of our loan portfolio. The Federal Reserve and DFI also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to further weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

  Allowance for Loan Losses

	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$25,007	$12,218	$9,279	$10,224	$12,497
Charge-offs:
Commercial	(16,512)	(2,731)	(84)	(291)	(3,273)
Real estate — mortgage	(1,610)	—	—	—	—
Real estate — land and construction	(12,588)	(75)	—	—	—
Home equity	(764)	—	(20)	(540)	—
Consumer	(60)	—	—	—	—

Total charge-offs	(31,534)	(2,806)	(104)	(831)	(3,273)
Recoveries:
Commercial	1,187	49	929	389	1,358
Real estate — mortgage	10	—	—	—	—
Real estate — land and construction	170	9	—	—	—
Home equity	—	—	—	—	—
Consumer	—	—	—	—	—

Total recoveries	1,367	58	929	389	1,358

Net recoveries (charge-offs)	(30,167)	(2,748)	825	(442)	(1,915)
Provision for loan losses	33,928	15,537	(11)	(503)	313
Reclassification of allowance for loan losses(1)	—	—	—	—	(671)
Allowance acquired in bank acquisition	—	—	2,125	—	—

Balance, end of year	$28,768	$25,007	$12,218	$9,279	$10,224

RATIOS:
Net charge-offs (recoveries) to average loans*	2.59%	0.23%	(0.10)%	0.06%	0.28%
Allowance for loan losses to total loans*	2.69%	2.00%	1.18%	1.31%	1.51%
Allowance for loan losses to nonperforming loans	46%	62%	353%	215%	278%

*
Average loans and total loans exclude loans held-for-sale

(1)
The Company reclassified $0.7 million of the allowance allocated to $32 million of commercial asset based loans that were reclassified to loans held-for-sale as of December 31, 2005. Thus, the carrying value of these loans held-for-sale includes an allowance for loan losses of $0.7 million.

        The Company's allowance for loan losses increased $3.8 million in 2009. The significant increase in the provision for loan losses in 2009 was primarily due to a higher volume of classified and nonperforming loans and an increase in loan charge-offs caused by challenging conditions in commercial lending and the residential housing market, turmoil in the financial markets, and the prolonged downturn in the overall economy. The Company had $31.5 million in charge-offs in 2009, which were nominally offset by loan by recoveries of $1.4 million.

        Net loans charged-off reflects the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses. Net charge-offs were $30.2 million in 2009, compared to net charge-offs of $2.7 million in 2008, and to net recoveries of $825,000 in 2007. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

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

  Allocation of Loan Loss Allowance

	December 31,
	2009		2008		2007		2006		2005
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$12,687	40%	$13,913	42%	$6,067	40%	$4,872	40%	$4,199	37%
Real estate — mortgage	3,467	37%	4,261	33%	2,416	35%	1,507	34%	2,631	35%
Real estate — land and construction	11,492	17%	5,014	21%	1,923	21%	1,243	20%	1,914	22%
Home equity	993	5%	367	4%	335	4%	244	6%	300	6%
Consumer	129	1%	47	0%	88	0%	24	0%	33	0%
Unallocated	—	N/A	1,405	N/A	1,389	N/A	1,389	N/A	1,147	N/A

Total	$28,768	100%	$25,007	100%	$12,218	100%	$9,279	100%	$10,224	100%

        In conjunction with the Company's revised methodology in estimating losses on loans that are not impaired, the unallocated portion of the allowance for loan losses was reallocated to the respective loan categories in 2009. Management believes that the revised methodology improves its ability to allocate probable credit loss to loan types. Prior to 2009, management considered the unallocated portion of the allowance for loan losses necessary because of inherent subjective risk in the loan portfolio; however, the prior methodology did not distinguish this subjective allocation by loan type. Management considers this matter to be a reallocation in its allowance for loan losses calculation, and believes that there would be no significant change in the balance of the allowance for loan losses if this approach was used in all of the years presented above. Therefore, amounts prior to 2009 have not been reallocated.

  Goodwill

        Goodwill resulted from the acquisition of Diablo Valley Bank and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually, as of November 30, for impairment with the assistance of an independent valuation firm. Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the Company's single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test.

        The Company completed its annual impairment analysis as of November 30, 2009 with the assistance of an independent valuation firm. The Step 1 valuation of the Company was based on a weighted blend of the income approach and market approach. The income approach estimates the fair value of the Company based on the present value of discounted cash flows from future operations. The market approach considers key pricing multiples of similar companies. The Step 1 valuation indicated that the Step 2 analysis was necessary.

        Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. After performing Step 2, with the assistance of the same independent valuation firm, the Company determined that the implied fair value of goodwill was greater than the carrying value, resulting in no impairment charge in 2009.

  Deposits

        The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. The Company's liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in California, and the Company's market area in particular, continue to weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

Deposits

	Years Ended December 31,
	2009		2008		2007
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand Deposits — Noninterest Bearing	$260,840	24%	$261,337	22%	$268,005	25%
Demand Deposits — Interest Bearing	146,828	13%	134,814	12%	150,527	14%
Savings and Money Market	295,404	27%	344,767	30%	432,293	41%
Time Deposits — under $100	40,197	4%	45,615	4%	34,092	3%
Time Deposits — $100 and Over	129,831	12%	171,269	15%	139,562	13%
Time Deposits — CDARS	38,154	4%	11,666	1%	—	N/A
Time Deposits — brokered	178,031	16%	184,582	16%	39,747	4%

Total deposits	$1,089,285	100%	$1,154,050	100%	$1,064,226	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. At December 31, 2009 and 2008, less than 1% and 4% of deposits were from public sources, respectively.

        The decrease in deposits was primarily due to decreases in savings and money market deposits as a result of lower balances in title insurance company, escrow, and real estate exchange facilitators' accounts and lower time deposits, $100,000 and over. At December 31, 2009, title insurance company, escrow, and real estate exchange facilitators' accounts decreased $33.6 million, or 59% compared to December 31, 2008. Time deposits $100,000 and over decreased $41.4 million, or 24% from December 31, 2008, primarily due to the withdrawal of public deposits.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, including CDARS and brokered deposits of $100,000 and over, as of December 31, 2009:

Deposit Maturity Distribution

	Balance	% to Total
	(Dollars in thousands)
Three months or less	$80,745	24%
Over three months through six months	65,957	19%
Over six months through twelve months	96,191	28%
Over twelve months	100,990	29%

Total	$343,883	100%

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

  Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for 2009, 2008, and 2007:

	2009	2008	2007
Return on average assets	-0.83%	0.12%	1.18%
Return on average tangible assets	-0.86%	0.13%	1.21%
Return on average equity	-6.68%	1.15%	9.47%
Return on average tangible equity	-9.06%	1.67%	11.43%
Dividend payout ratio(1)	-1.64%	253.42%	23.06%
Average equity to average assets ratio	12.46%	10.52%	12.47%

(1)
Percentage is calculated based on dividends declared on common stock divided by net income (loss) available to common shareholders.

  Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company's consolidated balance sheets. Total unused commitments to extend credit were $328.2 million at December 31, 2009, as compared to $436.6 million at December 31, 2008. Unused commitments represented 31% and 35% of outstanding gross loans at December 31, 2009 and 2008, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company's off-balance sheet arrangements, see Note 14 to the financial statements located elsewhere herein.

        The following table presents the Company's commitments to extend credit for the periods indicated:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$308,441	$414,312	$444,172
Standby letters of credit	19,774	22,260	21,143

	$328,215	$436,572	$465,315

  Contractual Obligations

        The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2009, are as follows:

	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Securities sold under agreement to repurchase	$20,000	$5,000	$—	$—	$25,000
Subordinated debt	—	—	—	23,702	23,702
Short-term borrowings	20,000	—	—	—	20,000
Operating leases	2,386	4,570	3,964	1,732	12,652
Time deposits of $100 or more	242,893	100,990		—	343,883

Total debt and operating leases	$285,279	$110,560	$3,964	$25,434	$425,237

        In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for the payment of interest on interest-bearing deposit accounts and debt obligations, payments for quarterly income tax estimates and contributions to certain employee benefit plans.

Liquidity and Asset/Liability Management

        Liquidity refers to the Company's ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion. At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. An integral part of the Company's ability to manage its liquidity position appropriately is the Company's large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company's interest margin. In order to meet short-term liquidity needs, the Company utilizes overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources and maintains collateralized lines of credit with the FHLB and FRB. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available-for-sale.

        During 2008, the Company experienced a tightening in its liquidity position as a result of significant loan growth and a decrease in real estate exchange facilitators' deposit balances, which was partially funded by an increase in brokered deposits. Since December 31, 2008, the Company had loan contraction of $167.8 million, including loans held-for-sale, and it has experienced a modest improvement in its liquidity position. One of the more important measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio improved to 98.24% at December 31, 2009 compared to 108.20% at December 31, 2008.

  FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. At December 31, 2009, the Company had $20.0 million of overnight borrowings from the FHLB, bearing interest at 0.04%. As of December 31, 2008, the Company had $55.0 million in FHLB advances at December 31, 2008, bearing interest at 0.05%. The Company had $271.2 million of loans pledged to the FHLB as collateral on an available line of credit of $136.4 million at December 31, 2009.

        The Company can also borrow from FRB's discount window. The Company had $88.4 million of loans pledged to the FRB as collateral on an available line of credit of $39.7 million at December 31, 2009, none of which was outstanding.

        At December 31, 2008, the Company had Federal funds purchase arrangements available of $35.0 million. There were no Federal funds purchased at December 31, 2009 or 2008.

        At December 31, 2008, the Company also had a $15.0 million line of credit with a correspondent bank, all of which was outstanding. The Company repaid the line of credit in March 2009, thus terminating the line of credit.

        The Company also utilizes securities sold under repurchase agreements to manage our liquidity position. Repurchase agreements are accounted for as collateralized financial transactions and are secured by mortgage-backed securities carried at an amortized cost of approximately $29.1 million at December 31, 2009, and approximately $40.0 million at December 31, 2008. Securities sold under agreements to repurchase totaled $25.0 million at December 31, 2009, compared to $35.0 million at December 31, 2008.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Average balance during the year	$56,269	$90,511	$16,255
Average interest rate during the year	1.65%	2.50%	2.90%
Maximum month-end balance during the year	$122,000	$105,000	$70,900
Average rate at December 31,	1.32%	2.27%	2.83%

  Capital Resources

        At December 31, 2009, the Company had total shareholders' equity of $172.3 million, including $38.2 million in preferred stock, and $2.6 million of accumulated other comprehensive loss.

        The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to help ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital consists of shareholders' equity (excluding accumulated other comprehensive income/loss) and the proceeds from the issuance of trust preferred securities, less goodwill and other intangible assets. Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses, subject to certain limits.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$134,833	$163,328	$141,227
Tier 2 Capital	14,720	16,989	12,461

Total risk-based capital	$149,553	$180,317	$153,688

Risk-weighted assets	$1,163,125	$1,350,823	$1,227,628
Average assets (regulatory purposes)	$1,341,670	$1,449,380	$1,278,207
				Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	12.9%	13.4%	12.5%	8.00%
Tier 1 risk-based capital	11.6%	12.1%	11.5%	4.00%
Leverage(1)	10.1%	11.3%	11.1%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements. The risk-based and leverage capital ratios are also discussed in Item 1 — "Business — Supervision and Regulation — Heritage Bank of Commerce."

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$133,216	$152,675	$131,693
Tier 2 Capital	14,743	16,973	12,461

Total risk-based capital	$147,959	$169,648	$144,154

Risk-weighted assets	$1,165,014	$1,349,471	$1,226,202
Average assets for capital purposes	$1,344,407	$1,449,158	$1,270,224
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios
Total risk-based capital	12.7%	12.6%	11.8%	10.00%	8.00%
Tier 1 risk-based capital	11.4%	11.3%	10.7%	6.00%	4.00%
Leverage(1)	9.9%	10.5%	10.4%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority. In February 2010, we agreed with our regulators to submit a written plan for sufficient capitalization of both HBC and HCC (on a consolidated basis), based on their respective risk profiles.

        The Company paid cash dividends totaling $236,000 or $0.02 per common share in 2009. On January 29, 2009, the Company announced it would pay a $0.02 per share quarterly cash dividend. The dividend was paid on March 10, 2009, to shareholders of record on February 27, 2009. The Company announced in April 2009 that although it remains "well-capitalized," the Board of Directors approved the suspension of cash dividends in view of its desire to preserve the capital of the Company to support its banking activities in the markets it serves during this challenging economy.

  Mandatory Redeemable Cumulative Trust Preferred Securities.

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7.2 million aggregate principal amount of 10.875% subordinated debt due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7.2 million aggregate principal amount of 10.60% subordinated debt due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5.2 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4.1 million of aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier I capital. The subsidiary trusts are not consolidated in the Company's consolidated financial statements. The subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the trusts to the Company. The common stock is recorded as other assets for the amount issued.

        In November 2009, the Company announced that it was exercising its right to defer interest payments on its outstanding trust preferred subordinated debt securities. The Company will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. See Note 7 to the Consolidated Financial Statements.

  U.S. Treasury Capital Purchase Program

        The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of its common stock to the Treasury through the U.S. Treasury Capital Purchase Program. The Series A Preferred qualifies as a component of Tier 1 capital. In November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. The Company accrues the cumulative unpaid dividends at the compounded dividend rate. See Note 15 to the Consolidated Financial Statements.

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

        The principal objective of interest rate risk management (often referred to as "asset/liability management") is to manage the financial components of the Company in a manner that will optimize the risk/reward equation for earnings and capital in relation to changing interest rates. The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and manage the risks. Management uses two methodologies to manage interest rate risk: (i) a standard GAP analysis; and (ii) an interest rate shock simulation model.

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

        The Company uses modeling software for asset/liability management in order to simulate the effects of potential interest rate changes on the Company's net interest margin, and to calculate the estimated fair values of the Company's financial instruments under different interest rate scenarios. The program imports current balances, interest rates, maturity dates and repricing information for individual financial instruments, and incorporates assumptions on the characteristics of embedded options along with pricing and duration for new volumes to project the effects of a given interest rate change on the Company's interest income and interest expense. Rate scenarios consisting of key rate and yield curve projections are run against the Company's investment, loan, deposit and borrowed funds portfolios. These rate projections can be shocked (an immediate and parallel change in all base rates, up or down) and ramped (an incremental increase or decrease in rates over a specified time period), based on current trends and econometric models or stable economic conditions (unchanged from current actual levels).

        The Company applies a market value ("MV") methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 200 basis point increase and a 200 basis point decrease in market rates are considered.

        At December 31, 2009, it was estimated that the Company's MV would increase 11.96% in the event of a 200 basis point increase in market interest rates. The Company's MV at the same date would decrease 19.93% in the event of a 200 basis point decrease in applicable interest rates.

        Presented below, as of December 31, 2009 and 2008, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 200 basis points in applicable interest rates:

	2009				2008
			Market Value as a % of Present Value of Assets				Market Value as a % of Present Value of Assets
	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+200 bp	$24,837	11.96%	15.5%	166	$42,272	20.39%	16.7%	282
+100 bp	$13,600	6.55%	14.8%	91	$23,095	11.14%	15.4%	154
0 bp	$—	0.00%	13.9%	—	$—	0.00%	13.8%	—
-100 bp	$(20,150)	-9.71%	12.5%	(134)	$(35,314)	-17.03%	11.5%	(236)
-200 bp	$(41,364)	-19.93%	11.1%	(276)	$(70,361)	-33.94%	9.1%	(469)

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

CRITICAL ACCOUNTING POLICIES

  General

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The financial information contained within our consolidated financial statements is, to a significant extent, based on approximate measures of the financial effects of transactions and events that have already occurred. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset or relieving a liability. In certain instances, we use a discount factor and prepayment assumptions to determine the present value of assets and liabilities. A change in the discount factor or prepayment speeds could increase or decrease the values of those assets and liabilities which would result in either a beneficial or adverse impact to our financial results. We use historical loss factors as one factor in determining the inherent loss that may be present in our loan portfolio. Actual losses could differ significantly from the historical factors that we use. Other estimates that we use are related to the realization of our deferred tax assets and the expected useful lives of our depreciable assets. In addition, GAAP itself may change from one previously acceptable method to another method, although the economics of our transactions would be the same.

  Allowance for Loan Losses

        The allowance for loan losses is an estimate of the losses in our loan portfolio. Our accounting for estimated loan losses was previously discussed under the heading "Allowance for Loan Losses."

  Loan Sales and Servicing

        The amounts of gains recorded on sales of loans and the initial recording of servicing assets and I/O strips are based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made on management's expectations of future prepayment and discount rates as discussed in Notes 1 and 3 to the consolidated financial statements.

  Stock Based Compensation

        We grant stock options to purchase our common stock to our employees and directors under the 2004 Plan. We also granted our chief executive officer restricted stock when he joined the Company.

Additionally, we have outstanding options that were granted under an option plan from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of accounting guidance related to share-based payments. Our results of operations for fiscal years 2009, 2008, and 2007 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.

        The determination of fair value of stock-based payment awards on the date of grant using the Black-Scholes model is affected by our stock price, as well as the input of other subjective assumptions. These assumptions include, but are not limited to, the expected term of stock options and our stock price volatility. Our stock options have characteristics significantly different from those of traded options, and changes in the assumptions can materially affect the fair value estimates.

        Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. If actual forfeitures vary from our estimates, we will recognize the difference in compensation expense in the period the actual forfeitures occur.

        Our accounting for stock options is disclosed primarily in Notes 1 and 9 to the consolidated financial statements.

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

        Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that impairment may exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit including goodwill is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. For purposes of the goodwill impairment test, the valuation of the Company is based on a weighted blend of the income approach and market approach. The income approach estimates the fair value of the Company based on the present value of discounted cash flows from operations. The market approach considers key pricing multiples of similar companies. Management believes the assumptions used in these calculations are consistent with current industry practice for valuing similar types of companies. Goodwill was tested for impairment as of November 30, 2009 and 2008 and the end of each quarter in 2009 with the assistance of a valuation firm.

        Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset.

        Our accounting policy for goodwill and other intangible assets is disclosed primarily in Notes 1 and 5 to the consolidated financial statements.

  Deferred Tax Assets

        Our net deferred income tax asset arises from temporary differences between the carrying amount of assets and liabilities reported in the financial statements and the amounts used for income tax return purposes. Deferred tax assets and liabilities are established for these items as they arise. For financial reporting purposes, deferred tax assets are reviewed to determine if a valuation allowance is required based on both positive and negative evidence currently available. Evidence includes the historical levels of our taxable income, estimates of our future taxable income including tax planning strategies, the reversals of temporary differences, and potentially refundable taxes paid in carry-back years.

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefits from the reversal of net deductible temporary differences. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. In assessing the realization of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. We estimate that we have sufficient forecasted future taxable income, as well as various tax planning strategies which could be implemented to generate taxable income in future taxable periods, to support the balance of deferred tax assets. Based on these factors, we believe it is more likely than not that the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance for deferred tax assets was recorded at December 31, 2009, and 2008.

        Our deferred tax accounting is disclosed primarily in Notes 1 and 8 to the consolidated financial statements.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2009, the Company did not use interest rate derivatives to hedge its interest rate risk.

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 82 through 127.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2009. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls were effective as of December 31, 2009, the period covered by this report.

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

        The Company's management has used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

        Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2009.

        The independent registered public accounting firm of Crowe Horwath LLP, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of management's internal control over financial reporting based on criteria established in "Internal Control — Integrated Framework," issued by COSO.

Inherent Limitations on Effectiveness of Controls

        The Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009. Such Information is incorporated herein by reference.

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

ITEM 11 — EXECUTIVE COMPENSATION

        Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item will be contained in our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed pursuant to Regulation 14A, with the Securities and Exchange Commission within 120 days of December 31, 2009. Such information is incorporated herein by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

        The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 82 through 127.

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

HERITAGE COMMERCE CORP
DATE: March 16, 2010	BY:	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK G. BISCEGLIA Frank G. Bisceglia	Director	March 16, 2010
/s/ JACK W. CONNER Jack W. Conner	Director and Chairman of the Board	March 16, 2010
/s/ CELESTE V. FORD Celeste V. Ford	Director	March 16, 2010
/s/ JOHN J. HOUNSLOW John J. Hounslow	Director	March 16, 2010
/s/ WALTER T. KACZMAREK Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principle Executive Officer)	March 16, 2010
/s/ MARK E. LEFANOWICZ Mark E. Lefanowicz	Director	March 16, 2010
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2010
/s/ ROBERT T. MOLES Robert T. Moles	Director	March 16, 2010
/s/ HUMPHREY P. POLANEN Humphrey P. Polanen	Director	March 16, 2010
/s/ CHARLES T. TOENISKOETTER Charles T. Toeniskoetter	Director	March 16, 2010
/s/ RANSON W. WEBSTER Ranson W. Webster	Director	March 16, 2010

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Commerce Corp
San Jose, California

        We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, statements of changes in shareholders' equity and statements of cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Heritage Commerce Corp's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage Commerce Corp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management's Annual Report on Internal Control over Financial Reporting included in Item 9A in Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Oak Brook, Illinois
March 16, 2010

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$45,372	$29,996
Federal funds sold	100	100
Interest-bearing deposits in other financial institutions	90	—

Total cash and cash equivalents	45,562	30,096
Securities available-for-sale, at fair value	109,966	104,475
Loans held-for-sale, at lower of cost or market, including deferred costs	10,742	—
Loans, including deferred costs	1,070,113	1,248,631
Allowance for loan losses	(28,768)	(25,007)

Loans, net	1,041,345	1,223,624
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,454	7,816
Company owned life insurance	42,313	40,649
Premises and equipment, net	9,006	9,517
Goodwill	43,181	43,181
Intangible assets	3,589	4,231
Accrued interest receivable and other assets	49,712	35,638

Total assets	$1,363,870	$1,499,227

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand, noninterest bearing	$260,840	$261,337
Demand, interest bearing	146,828	134,814
Savings and money market	295,404	344,767
Time deposits — under $100	40,197	45,615
Time deposits — $100 and over	129,831	171,269
Time deposits — CDARS	38,154	11,666
Time deposits — brokered	178,031	184,582

Total deposits	1,089,285	1,154,050
Securities sold under agreement to repurchase	25,000	35,000
Subordinated debt	23,702	23,702
Note payable	—	15,000
Short-term borrowings	20,000	55,000
Accrued interest payable and other liabilities	33,578	32,208

Total liabilities	1,191,565	1,314,960
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 40,000 shares outstanding (liquidation preference of $1,000 per share plus accrued dividends)	39,846	39,846
Discount on preferred stock	(1,598)	(1,946)
Common stock, no par value; 30,000,000 shares authorized; 11,820,509 shares outstanding	80,222	78,854
Retained earnings	56,389	70,986
Accumulated other comprehensive loss	(2,554)	(3,473)

Total shareholders' equity	172,305	184,267

Total liabilities and shareholders' equity	$1,363,870	$1,499,227

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$58,602	$70,488	$68,405
Securities, taxable	3,619	5,321	7,481
Securities, non-taxable	9	74	155
Interest-bearing deposits in other financial institutions	63	16	141
Federal funds sold	—	58	2,530

Total interest income	62,293	75,957	78,712

Interest expense:
Deposits	13,462	20,035	24,211
Subordinated debt	1,933	2,148	2,329
Note payable	82	292	—
Repurchase agreements	787	937	387
Short-term borrowings	62	1,032	85

Total interest expense	16,326	24,444	27,012

Net interest income before provision for loan losses	45,967	51,513	51,700
Provision for loan losses	33,928	15,537	(11)

Net interest income after provision for loan losses	12,039	35,976	51,711

Noninterest income:
Service charges and fees on deposit accounts	2,221	2,007	1,284
Increase in cash surrender value of life insurance	1,664	1,645	1,443
Servicing income	1,587	1,790	2,181
Gains on sales of SBA loans	1,306	—	1,766
Net gains on sales of securities	231	—	—
Other	1,018	1,349	1,378

Total noninterest income	8,027	6,791	8,052

Noninterest expense:
Salaries and employee benefits	22,927	22,624	21,160
Occupancy and equipment	3,937	4,623	4,195
Professional fees	3,851	2,954	2,342
Deposit insurance premiums and regulatory assessments	3,454	885	313
Low income housing investment losses	922	865	828
Data processing	912	1,021	867
Software subscription	865	940	831
Advertising and promotion	406	882	1,092
Other	7,486	7,598	5,902

Total noninterest expense	44,760	42,392	37,530

Income (loss) before income taxes	(24,694)	375	22,233
Income tax expense (benefit)	(12,709)	(1,387)	8,137

Net income (loss)	$(11,985)	$1,762	$14,096
Dividends and discount accretion on preferred stock	(2,376)	(255)	—

Net (loss) income allocable to common shareholders	$(14,361)	$1,507	$14,096

Earnings (loss) per common share:
Basic	$(1.21)	$0.13	$1.13
Diluted	$(1.21)	$0.13	$1.12

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31, 2009, 2008, and 2007
	Preferred Stock		Common Stock			Accumulated Other Comprehensive Loss
					Retained Earnings		Total Shareholders' Equity	Comprehensive Income (Loss)
	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2007	$—	$—	11,656,943	$62,363	$62,452	$(1,995)	$122,820
Net Income	—	—	—	—	14,096	—	14,096	$14,096
Net change in unrealized gain/loss on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	1,028	1,028	1,028
Net change in pension liability, net of deferred income taxes	—	—	—	—	—	79	79	79

Total comprehensive income								$15,203

Issuance of 1,732,298 common shares to acquire Diablo Valley Bank, net of offering costs of $214	—	—	1,732,298	41,183	—	—	41,183
Amortization of restricted stock award	—	—	—	154	—	—	154
Cash dividend declared on common stock, $0.26 per share	—	—			(3,250)		(3,250)
Common stock repurchased	—	—	(698,190)	(13,653)	—	—	(13,653)
Stock option expense	—	—	—	1,159	—	—	1,159
Stock options exercised, including related tax benefits	—	—	83,875	1,208	—	—	1,208

Balance, December 31, 2007	—	—	12,774,926	92,414	73,298	(888)	164,824
Cumulative effect adjustment upon adoption of split dollar life insurance accounting guidance, net of deferred income taxes	—	—	—	—	—	(3,182)	(3,182)
Net Income	—	—	—	—	1,762	—	1,762	$1,762
Net change in unrealized gain/loss on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	1,532	1,532	1,532
Net change in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	(935)	(935)	(935)

Total comprehensive income								$2,359

Amortization of restricted stock award	—	—	—	155	—	—	155
Issuance of 40,000 preferred shares and a warrant to purchase 462,963 common shares, net of issuance costs of $154	39,846	(1,979)	—	1,979	—	—	39,846
Cash dividends accrued on preferred stock	—	—	—	—	(222)	—	(222)
Accretion of discount on preferred stock	—	33	—	—	(33)	—	—
Cash dividend declared on common stock, $0.32 per share	—	—	—	—	(3,819)	—	(3,819)
Common stock repurchased	—	—	(1,007,749)	(17,655)	—	—	(17,655)
Stock option expense	—	—	—	1,381	—	—	1,381
Stock options exercised, including related tax benefits	—	—	53,332	580	—	—	580

Balance, December 31, 2008	39,846	(1,946)	11,820,509	78,854	70,986	(3,473)	184,267
Net Loss	—		—	—	(11,985)		(11,985)	$(11,985)
Net change in unrealized gain/loss on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	159	159	159
Net change in pension and other postretirement obligations, net of deferred income taxes						760	760	760

Total comprehensive loss								$(11,066)

Amortization of restricted stock award	—	—	—	154	—	—	154
Cash dividends accrued on preferred stock	—	—	—	—	(2,028)	—	(2,028)
Accretion of discount on preferred stock	—	348	—	—	(348)	—	—
Cash dividend declared on common stock, $0.02 per share	—	—	—	—	(236)	—	(236)
Stock option expense	—	—	—	1,284	—	—	1,284
Income tax effect of restricted stock award vesting	—	—	—	(70)	—	—	(70)

Balance, December 31, 2009	$39,846	$(1,598)	11,820,509	$80,222	$56,389	$(2,554)	$172,305

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(11,985)	$1,762	$14,096
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	807	1,022	776
Gain on sale of securities available for sale	(231)	—	—
Provision for loan losses	33,928	15,537	(11)
Deferred income tax benefit	(6,519)	(6,006)	(225)
Stock option expense	1,284	1,381	1,159
Amortization of other intangible assets	642	741	352
Amortization of restricted stock award	154	155	154
Amortization (accretion) of discounts and premiums on securities	(259)	245	95
Writedowns and losses on sale of foreclosed assets	79	92	—
Gain on sale of SBA loans	(1,306)	—	(1,766)
Proceeds from sale of SBA loans	12,023	—	35,529
Net change in SBA loans originated held-for-sale	(20,630)	—	(17,469)
Increase in cash surrender value of life insurance	(1,664)	(1,645)	(1,443)
Federal Home Loan bank and Federal Reserve Bank stock dividends	(10)	(211)	(230)
Effect of changes in:
Accrued interest receivable and other assets	(6,347)	8,266	3,162
Accrued interest payable and other liabilities	(1,944)	(855)	352

Net cash provided by (used in) operating activities	(1,978)	20,484	34,531

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	121,989	(216,012)	(104,078)
Proceeds from sales of SBA loans previously transferred to held-for-sale	20,795	—	—
Net change in SBA loans previously transferred to held-for-sale	(1,118)	—	—
Purchase of securities available-for-sale	(147,590)	(25,415)	(9,322)
Maturities/paydowns/calls of securities available-for-sale	131,362	57,936	61,344
Proceeds from sales of securities available-for-sale	15,272	—	—
Purchase of company owned life insurance	—	(361)	—
Purchase of premises and equipment	(296)	(1,231)	(704)
Redemption (purchase) of restricted stock and other investments	(628)	(603)	58
Proceeds from sale of forcelosed assets	4,196	1,409	—
Cash received in bank acquisition, net of cash paid	—	—	16,407

Net cash provided by (used in) investing activities	143,982	(184,277)	(36,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(64,765)	89,824	(31,390)
Exercise of stock options	—	580	1,208
Common stock offering costs	—	—	(214)
Common stock repurchased	—	(17,655)	(13,653)
Issuance of preferred stock, net of offering costs	—	39,846	—
Income tax effect of restricted stock award vesting	(70)	—	—
Payment of cash dividends — common stock	(236)	(3,819)	(3,250)
Payment of cash dividends — preferred stock	(1,467)	—	—
Net change in short-term borrowings	(35,000)	(5,000)	60,000
Net change in note payable	(15,000)	15,000	—
Net change in securities sold under agreement to repurchase	(10,000)	24,100	(10,900)
Other financing activities	—	1,920	(329)

Net cash provided by (used in) financing activities	(126,538)	144,796	1,472

Net increase (decrease) in cash and cash equivalents	15,466	(18,997)	(292)
Cash and cash equivalents, beginning of year	30,096	49,093	49,385

Cash and cash equivalents, end of year	$45,562	$30,096	$49,093

Supplemental disclosures of cash flow information:
Interest paid	$19,030	$24,778	$27,216
Income taxes paid	605	1,199	6,319
Supplemental schedule of non-cash investing activity:
Transfer of portfolio loans to loans held-for-sale	$20,506	$—	$972
Transfer of loans held for sale to loan portfolio	—	—	18,430
Loans transferred to foreclosed assets	5,856	1,098	1,062
Due to broker for securities purchased, settling after year-end	4,065	—	—
Summary of assets acquired and liabilities assumed through acquisition:
Cash and cash equivalents	—	—	41,807
Securities available-for-sale	—	—	12,214
Net loans	—	—	203,805
Goodwill and other intangible assets	—	—	48,506
Premises and equipment	—	—	6,841
Company owned life insurance	—	—	1,026
Federal Home Loan Bank stock	—	—	717
Other assets, net	—	—	2,615
Deposits	—	—	(249,023)
Other liabilities	—	—	(1,711)
Common stock issued to acquire Diablo Valley Bank	—	—	41,397

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

  Description of Business and Basis of Presentation

        Heritage Commerce Corp ("HCC") operates as a registered bank holding company for its wholly-owned subsidiary Heritage Bank of Commerce ("HBC" or the "Bank"), collectively referred to as the "Company". HBC is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Alameda, and Contra Costa counties, California. The Company acquired Diablo Valley Bank on June 20, 2007 and merged Diablo Valley Bank into HBC. HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994.

        The consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation.

        The Company also has four wholly-owned Delaware business trusts that were formed to issue trust preferred and related common securities: Heritage Capital Trust I and Heritage Statutory Trust I, formed in 2000, Heritage Statutory Trust II, formed in 2001, and Heritage Statutory Trust III, formed in 2002 ("Trusts").

        All of the common securities of the Trusts totaling $702,000 are owned by the Company and included in other assets on the consolidated balance sheets. The Trusts issued their preferred securities to investors, and used the proceeds to purchase subordinated debt issued by the Company. The subordinated debt payable to the Trusts is recorded as debt of the Company. The Company has fully and unconditionally guaranteed the trust preferred securities along with all obligations of the Trusts under the trust agreements. Interest income from the subordinated debt is the source of revenues for these Trusts. In accordance with generally accepted accounting standards, the Trusts are not consolidated in the Company's financial statements.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, carrying value of the other real estate owned, goodwill and other intangible assets, loan servicing rights, interest-only strip receivables, defined benefit pension and other post-retirement obligations, purchase accounting adjustments, and the fair values of financial instruments are particularly subject to change.

  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, amounts due from banks, and Federal funds sold. Federal funds are generally sold and purchased for one-day periods.

  Cash Flows

        Net cash flows are reported for customer loan and deposit transactions, Federal funds purchased, notes payable, repurchase agreements and other short-term borrowings.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Securities

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Securities available-for-sale are recorded at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of deferred income taxes, as a net amount within accumulated other comprehensive income (loss), which is a separate component of shareholders' equity. Securities held-to-maturity are recorded at amortized cost, based on the Company's positive intent and ability to hold the securities to maturity. As of December 31, 2009 and 2008, all of the Company's securities were classified as available-for-sale.

        A decline in the fair value of any available-for-sale or held-to-maturity security below amortized cost that is deemed other than temporary results in a charge to earnings and the corresponding establishment of a new cost basis for the security. In estimating other-than-temporary losses, management considers (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the fair value decline was affected by macroeconomic conditions, and (4) whether the Company has the intention to sell the security or more likely than not will be required to sell the security before any anticipated recovery in fair value.

        Interest income includes amortization of purchase premiums or discount. Premiums and discounts are amortized, or accreted, over the life of the related security as an adjustment to income using a method that approximates the interest method. Realized gains and losses are recorded on the trade date and determined using the specific identification method for the cost of securities sold.

  Federal Home Loan Bank and Federal Reserve Bank Stock

        As a member of the Federal Home Loan Bank ("FHLB") system, the Bank is required to own common stock in the FHLB based on the Bank's level of borrowings and outstanding FHLB advances. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment. Both cash and stock dividends are reported as income.

        As a member of the Federal Reserve Bank ("FRB") of San Francisco, the Bank is required to own stock in the FRB of San Francisco based on a specified ratio relative to our capital. FRB stock is carried at cost and may be sold back to the FRB at its carrying value. Cash dividends received are reported as income.

  Loan Sales and Servicing

        The Company holds for sale the guaranteed portion of certain loans guaranteed by the Small Business Administration or the U.S. Department of Agriculture (collectively referred to as "SBA loans"). These loans are carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

        Gains or losses on SBA loans held-for-sale are recognized upon completion of the sale, based on the difference between the net sales proceeds and the relative fair value of the guaranteed portion of the loan sold compared to the relative fair value of the unguaranteed portion.

        SBA loans are sold with servicing retained. Servicing assets recognized separately upon the sale of SBA loans consist of servicing rights and, for loans sold prior to 2009, interest-only strip receivables ("I/O strips"). The Company did not sell any SBA loans in the fourth quarter of 2007, the year ended December 31, 2008, or the first two quarters of 2009.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company accounts for the sale and servicing of SBA loans based on the financial and servicing assets it controls and liabilities it has incurred, reversing recognition of financial assets when control has been surrendered, and reversing recognition of liabilities when extinguished. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Servicing rights are amortized in proportion to and over the period of net servicing income and are assessed for impairment on an ongoing basis. Impairment is determined by stratifying the servicing rights based on interest rates and terms. Any servicing assets in excess of the contractually specified servicing fees are reclassified at fair value as an I/O strip receivable and treated like an available for sale security. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance. The servicing rights, net of any required valuation allowance, and I/O strip receivable are included in other assets.

        Servicing income, net of amortization of servicing rights, is recognized as noninterest income. The initial fair value of I/O strip receivables is amortized against interest income on loans.

  Loans

        Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the principal amount outstanding, net of deferred loan origination fees and costs and an allowance for loan losses. The majority of the Company's loans have variable interest rates. Interest on loans is accrued on the unpaid principal balance and is credited to income using the effective yield interest method.

        When a loan is classified as nonaccrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued. Loans are classified as nonaccrual when the payment of principal or interest is 90 days past due, unless the loan is well secured and in the process of collection. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Any interest or principal payments received on nonaccrual loans are applied toward reduction of principal. Nonaccrual loans generally are not returned to performing status until the obligation is brought current, the loan has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectability of the contractual principal and interest is no longer in doubt.

        Non-refundable loan fees and direct origination costs are deferred and recognized over the expected lives of the related loans using the effective yield interest method.

  Allowance for Loan Losses

        The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management's methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        Specific allowances are established for impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including scheduled interest payments. Loans for which the terms

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

have been modified with a concession granted, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral, less costs to sell, if the loan is collateral dependent or on the present value of expected future cash flows or values that are observable in the secondary market. If the measure of the impaired loans is less than the investment in the loan, the deficiency will be charged off against the allowance for loan losses or, alternatively, a specific allocation within the allowance will be established. Loans that are considered impaired are specifically excluded from the formula portion of the allowance for loan losses analysis.

        The formula portion of the allowance is calculated by applying estimated loss factors to pools of outstanding loans. At December 31, 2008, loss factors were based on the Company's historical loss experience, adjusted for significant factors that, in management's judgment, affected the collectibility of the portfolio as of the evaluation date. The adjustment factors for the formula allowance included existing general economic and business conditions affecting the key lending areas of the Company, in particular the real estate market, credit quality trends, collateral values, loan volumes and concentrations, the technology industry, specific industry conditions within portfolio segments, recent loss experience in particular segments of the portfolio, duration of the current business cycle, and bank regulatory examination results. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty.

        In 2009, the estimated loss factors for pools of loans that are not impaired are based on determining the probability of default and loss given default for loans within each segment of the portfolio, adjusted for significant factors that, in management's judgment, affect collectibility as of the evaluation date. The adjustment factors are similar to the factors considered under the previous methodology. The Company's historical delinquency experience and loss experience are utilized to determine the probability of default and loss given default for segments of the portfolio where the Company has experienced losses in the past. For segments of the portfolio where the Company has no significant prior loss experience, the Company uses quantifiable observable industry data to determine the probability of default and loss given default.

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

  Other Real Estate Owned

        Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest income.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying value of other real estate owned was $2,241,000 and $660,000 at December 31, 2009 and 2008, respectively, and is included in other assets on the consolidated balance sheet.

  Company Owned Life Insurance and Other Postretirement Benefit Plan

        The Company has purchased life insurance policies on certain directors and officers. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. The purchased insurance is subject to split-dollar insurance agreements with the insured participants, which continues after the participant's employment and retirement.

        In September 2006, final accounting guidance was established for deferred compensation and postretirement benefit aspects of endorsement split-dollar life insurance arrangements. The guidance requires that a liability be recorded over the average life expectancy when a split-dollar life insurance agreement continues after a participant's employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement. The Company adopted this guidance on January 1, 2008. The adoption of this guidance in 2008 resulted in a cumulative effect adjustment to retained earnings of $3,182,000 million, net of deferred income taxes, at January 1, 2008. In 2009, the Company determined that this adjustment should have been made to accumulated other comprehensive income and, as allowed by SEC Staff Accounting Bulletin No. 108, the Company reclassified the cumulative effect adjustment of $3,182,000 from retained earnings to accumulated other comprehensive income as of January 1, 2008. Total shareholders' equity remains unchanged due to this reclassification. The reclassification does not affect assets, liabilities, net income or loss, or cash flows for any period.

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

  Retirement Plans

        Expenses for the Company non-qualified, unfunded defined benefits plan consists of service and interest cost and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

  Premises and Equipment

        Land is carried at cost. Premises and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over the lesser of the respective lease terms or estimated useful lives. The Company owns one building which is being depreciated over 40 years. Furniture, equipment, and

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

leasehold improvements are depreciated over estimated useful lives generally ranging from five to fifteen years. The Company evaluates the recoverability of long-lived assets on an ongoing basis.

  Income Taxes

        The Company files consolidated Federal and combined state income tax returns. Income tax expense is the total of the current year income tax payable or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. For purposes of a valuation allowance, the Company evaluates all evidence currently available, both positive and negative, including existence of taxes paid in available carry-back years, forecasts of future income, cumulative losses, applicable tax planning strategies and assessments of the current and future economic and business conditions.

        A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded.

        The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense.

  Stock-Based Compensation

        Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company's common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

  Comprehensive Income (Loss)

        Comprehensive income (loss) consists of other comprehensive income and net income (loss). Other comprehensive income refers to gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) because they have been recorded directly in equity under the provisions of other accounting guidance. The Company's sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and the liabilities related to the Company's supplemental retirement plan and the split-dollar life insurance benefit plan. Reclassification adjustments result from gains or losses on securities that were realized and included in net income (loss) of the current period that also had been included in other comprehensive income as unrealized holding gains and losses.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following is a summary of the components of other comprehensive income:

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Net unrealized holding gains on available-for-sale of securities and I/O strips during the year,	$505	$2,641	$1,766
Reclassification adjustment for (gains) realized in income	(231)	—	—
Less: Deferred income tax	(115)	(1,109)	(738)

Change in unrealized gains on available-for-sale securities and I/O strips, net of deferred income tax	159	1,532	1,028

Net pension and other post retirement plan liability adjustment	1,312	(1,615)	137
Less: Deferred income tax	(552)	680	(58)

Change in pension and other post retirement plan liability, net of deferred income tax	760	(935)	79

Other comprehensive income	$919	$597	$1,107

        Accumulated other comprehensive income consisted of the following items, net of deferred income tax, at year-end.

	2009	2008
	(Dollars in thousands)
Net unrealized gains on securities available-for-sale and I/O strips	$1,827	$1,668
Net pension and other post retirement plan liability	(4,381)	(5,141)

Accumulated other comprehensive loss	$(2,554)	$(3,473)

  Segment Reporting

        HBC is an independent community business bank with ten branch offices that offer similar products to customers. No customer accounts for more than 10 percent of revenues for HBC or the Company. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company wide basis. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary bank all operate as one business segment.

  Reclassifications

        Certain items in the consolidated financial statements for the years ended December 31, 2008 and 2007 were reclassified to conform to the 2009 presentation. These reclassifications did not affect previously reported net income.

  Adoption of Other New Accounting Standards

        In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Except for additional disclosures in the notes to the financial statements, adoption of this guidance did not impact the Company.

        In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. Upon adoption of this guidance, the Company began including non-vested restricted stock award shares in the computation of basic EPS. Previously, non vested restricted stock awards were excluded from the basic EPS computation and included in the diluted EPS computation. The 2008 and 2007 EPS data presented has been adjusted retrospectively to conform with the provisions of this guidance. Except for reducing basic EPS in 2007 from $1.14 to $1.13, this change in computation did not involve a sufficient number of shares to change basic and diluted EPS from the amounts previously reported.

        In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment ("OTTI") related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The effect of adopting this new guidance did not have a material impact on the Company's financial statements.

        In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability's fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, is effective for interim and annual reporting periods ending after June 15, 2009. The effect of adopting this new guidance did not have a material impact on the Company's financial statements.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles, with the FASB Accounting Standards Codification™ ("the Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification is effective for financial statements issued for periods ending after September 15, 2009.

        In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The effect of adopting this new guidance did not have a material impact on the Company's financial statements.

  Newly Issued, but not yet Effective Accounting Standards

        In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The Company does not expect adoption of this guidance to have a material impact on the Company's financial statements.

        In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise's involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The Company does not expect adoption of this guidance to have a material impact on the Company's financial statements.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Securities

        The amortized cost and estimated fair value of securities at year-end were as follows:

2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government Sponsored Entities	$2,000	$—	$(27)	$1,973
Mortgage-Backed Securities — Residential	101,356	1,653	(463)	102,546
Collateralized Mortgage Obligations — Residential	5,227	220	—	5,447

Total securities available-for-sale	$108,583	$1,873	$(490)	$109,966

2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury	$19,370	$126	$—	$19,496
U.S. Government Sponsored Entities	8,457	239	—	8,696
Municipals — Tax Exempt	696	5	—	701
Mortgage-Backed Securities — Residential	68,180	1,241	(385)	69,036
Collateralized Mortgage Obligations — Residential	6,370	198	(22)	6,546

Total securities available-for-sale	$103,073	$1,809	$(407)	$104,475

        Securities classified as U.S. Government Sponsored Entities as of December 31, 2009 and 2008 were issued by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and the Federal Home Loan Bank. At December 31, 2009 and 2008, all mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac, or the Government National Mortgage Association ("Ginnie Mae").

        At year end 2009 and 2008, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	2009	2008	2007
	(Dollars in thousands)
Proceeds	$15,272	$—	$—
Gross gains	238	—	—
Gross losses	(7)	—	—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Entities	$1,973	$(27)	$—	$—	$1,973	$(27)
Mortgage-Backed Securities — Residential	43,600	(463)	—	—	43,600	(463)

Total	$45,573	$(490)	$—	$—	$45,573	$(490)

	Less Than 12 Months		12 Months or More		Total
2008	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Mortgage-Backed Securities — Residential	$4,727	$(27)	$14,327	$(358)	$19,054	$(385)
Collateralized Mortgage Obligations — Residential	—	—	1,872	(22)	1,872	(22)

Total	$4,727	$(27)	$16,199	$(380)	$20,926	$(407)

        At December 31, 2009, the Company held 75 securities, of which 23 had fair values below amortized cost. No securities have been carried with an unrealized loss for over 12 months. Unrealized losses were primarily due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not intend to sell any securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

        At December 31, 2008, the Company held 65 securities, of which six had fair values below amortized cost. Four securities have been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2008.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost and estimated fair values of securities as of December 31, 2009, by weighted average life, are shown below. The weighted average life will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$1,189	$1,198
Due after one through five years	40,367	41,785
Due after five through ten years	62,560	62,418
Due after ten years	4,467	4,565

Total	$108,583	$109,966

        Securities with amortized cost of $55,263,000 and $99,486,000 as of December 31, 2009 and 2008 were pledged to secure repurchase agreements, public deposits and for other purposes as required or permitted by law or contract.

(3) Loans and Loan Servicing

        Loans at year-end were as follows:

	2009	2008
	(Dollars in thousands)
Loans held for investment
Commercial	$427,177	$525,080
Real estate — mortgage	400,731	405,530
Real estate — land and construction	182,871	256,567
Home equity	51,368	55,490
Consumer	7,181	4,310

Loans	1,069,328	1,246,977
Deferred loan origination costs and fees, net	785	1,654

Loans, including deferred costs	1,070,113	1,248,631
Allowance for loan losses	(28,768)	(25,007)

Loans, net	$1,041,345	$1,223,624

        Real estate mortgage loans are primarily secured by mortgages on commercial property.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Changes in the allowance for loan losses were as follows:

	Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$25,007	$12,218	$9,279
Loans charged-off	(31,534)	(2,806)	(104)
Recoveries	1,367	58	929

Net recoveries (charge-offs)	(30,167)	(2,748)	825
Provision for loan losses	33,928	15,537	(11)
Allowance acquired in bank acquisition	—	—	2,125

Balance, end of year	$28,768	$25,007	$12,218

        Impaired loans were as follows:

	2009	2008
	(Dollars in thousands)
Year-end loans with no allocated allowance for loan losses	$13,202	$10,745
Year-end loans with allocated allowance for loan losses	49,173	50,805

Total	$62,375	$61,550

	2009	2008	2007
	(Dollars in thousands)
Amount of the allowance for loan losses allocated at year-end	$9,103	$10,581	$1,478
Average of impaired loans during the year	$59,539	$34,295	$8,329
Cash basis interest income recognized during impairment	$48	$246	$103
Interest income during impairment	$67	$554	$1,031

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year-end:

	2009	2008
	(Dollars in thousands)
Loans past due over 90 days still on accrual	$2,895	$460
Nonaccrual loans	$59,480	$39,981

        Concentrations of credit risk arise when a number of clients are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company's loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and service) and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company's borrowers could be adversely impacted by a continued downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' ability to repay their loans.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties:

	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$2	$502
Advances on loans during the year	50	3,217
Repayment on loans during the year	(52)	(3,717)

Balance, end of year	$—	$2

        At December 31, 2009 and 2008, the Company serviced SBA loans sold to the secondary market of approximately $162,759,000 and $150,172,000.

        Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.42% and 1.56% at December 31, 2009 and 2008, respectively.

        Servicing rights are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for loan servicing rights follows:

	2009	2008	2007
	(Dollars in thousands)
Beginning of year balance	$1,013	$1,754	$2,154
Additions	572	—	575
Amortization	(518)	(741)	(975)

End of year balance	$1,067	$1,013	$1,754

        There was no valuation allowance for servicing rights as of December 31, 2009 and 2008, because the fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $2,856,000 and $2,093,000 at December 31, 2009 and 2008. The fair value of servicing rights at December 31, 2009 was estimated using a weighted average constant prepayment rate ("CPR") assumption of 15.8%, and a weighted average discount rate assumption of 10.7%. The fair value of servicing rights at December 31, 2008 was estimated using a weighted average constant prepayment rate ("CPR") assumption of 22.6%, and a weighted average discount rate assumption of 14.0%.

        The weighted average discount rate and CPR assumptions used to estimate the fair value of the I/O strip receivables are the same as for the servicing rights. Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2009, key economic assumptions and the sensitivity of the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair value of the I/O strip receivables to immediate 10% and 20% changes to the CPR assumption, and 1% and 2% changes to the discount rate assumption, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$2,116
Prepayment speed assumption (annual rate)	15.8%
Impact on fair value of 10% adverse change in prepayment speed (CPR 17.4%)	$(141)
Impact on fair value of 20% adverse change in prepayment speed (CPR 18.9%)	$(245)
Residual cash flow discount rate assumption (annual)	10.7%
Impact on fair value of 1% adverse change in discount rate (11.7% discount rate)	$(89)
Impact on fair value of 2% adverse change in discount rate (12.8% discount rate)	$(148)

        I/O strip receivables are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2009	2008	2007
	(Dollars in thousands)
Beginning of year balance	$2,248	$2,332	$4,537
Additions	—	—	27
Amortization	(425)	(886)	(991)
Unrealized gain (loss)	293	802	(1,241)

End of year balance	$2,116	$2,248	$2,332

(4) Premises and Equipment

        Premises and equipment at year-end were as follows:

	2009	2008
	(Dollars in thousands)
Building	$3,256	$3,256
Land	2,900	2,900
Furniture and equipment	6,494	6,299
Leasehold improvements	4,615	4,579

	17,265	17,034
Accumulated depreciation and amortization	(8,259)	(7,517)

Premises and equipment, net	$9,006	$9,517

        Depreciation expense was $807,000, $1,022,000, and $776,000 in 2009, 2008, and 2007, respectively.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Goodwill and Intangible Assets

  Goodwill

        The Company recognized $43,181,000 of goodwill upon its acquisition of Diablo Valley Bank on June 20, 2007. Goodwill remains at $43,181,000 as of December 31, 2009 and 2008.

        Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the Company's single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test.

        The Company completed its annual impairment analysis as of November 30, 2009 with the assistance of an independent valuation firm. The Step 1 valuation of the Company was based on a weighted blend of the income approach and market approach. The income approach estimates the fair value of the Company based on the present value of discounted cash flows from future operations. The market approach considers key pricing multiples of similar companies. The Step 1 valuation indicated that the Step 2 analysis was necessary.

        Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2, with the assistance of the same independent valuation firm, it was determined that the implied fair value of goodwill was greater than the carrying value, resulting in no impairment charge in 2009.

  Acquired Intangible Assets

        Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. Accumulated amortization of these intangible assets was $1,736,000 and $1,093,000 at December 31, 2009 and 2008, respectively.

        Estimated amortization expense for each of the next five years follows:

(Dollars in thousands)
2010	$575
2011	523
2012	492
2013	470
2014	460

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Deposits

        Time deposits of $100,000 and over, including CDARS and brokered deposits of $100,000 and over, were $343,883,000 and $358,576,000 at December 31, 2009 and 2008, respectively. The following table presents the scheduled maturities of time deposits, including brokered deposits for the next five years:

December 31, 2009
(Dollars in thousands)
2010	$280,657
2011	104,235
2012	1,294
2013	13
2014 and after	14

Total	$386,213

        As of December 31, 2009, time deposits within the Certificate of Deposit Account Registry Service ("CDARS") program increased to $38,154,000 compared to $11,666,000 at December 31, 2008. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

        Deposits from executive officers, directors, and their affiliates were $2,142,000 and $11,858,000 at December 31, 2009 and 2008, respectively.

(7) Borrowing Arrangements

  Federal Home Loan Bank and Federal Reserve Bank Borrowings, Available Lines of Credit and Other Borrowings

        The Company maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2009, the Company had $20,000,000 of overnight borrowings from the FHLB, bearing interest at 0.04%. As of December 31, 2008, the Company had $55,000,000 of overnight borrowings from the FHLB, bearing interest at 0.05%. The Company has $271,207,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $136,389,000 at December 31, 2009.

        The Company can also borrow from the FRB's discount window. The Company had approximately $88,400,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $39,700,000 at December 31, 2009, none of which was outstanding.

        At December 31, 2009, the Company has Federal funds purchase arrangements and lines of credit available of $35,000,000. There were no Federal funds purchased at December 31, 2009 and 2008.

        As of December 31, 2008, the Company also had a $15,000,000 line of credit with a correspondent bank, all of which was outstanding. The line of credit had a variable rate of interest and was unsecured. The Company repaid all of the obligations under the line of credit on March 3, 2009, thus terminating the line of credit facility.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Securities Sold Under Agreements to Repurchase

        Securities sold under agreements to repurchase are secured by mortgage-backed securities carried at approximately $29,100,000 and $40,000,000, respectively, at December 31, 2009 and 2008.

        Securities sold under agreements to repurchase are financing arrangements that mature within two and a half years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Average balance during the year	$28,822	$32,030	$14,504
Average interest rate during the year	2.73%	2.93%	2.67%
Maximum month-end balance during the year	$35,000	$35,000	$10,900
Average rate at December 31	2.35%	2.95%	2.73%

  Subordinated Debt

        Interest payments on the subordinated notes payable to the Company's subsidiary grantor Trusts are deductible for tax purposes. The subordinated debt is not registered with the Securities and Exchange Commission. For regulatory reporting purposes, the subordinated debt qualifies for Tier 1 capital treatment.

        The table below summarizes subordinated debt as of December 31:

	2009	2008
	(Dollars in thousands)
Subordinated debentures due to Heritage Capital Trust I with interest payable semi-annually at 10.875%, redeemable with a premium beginning March 8, 2010 and with no premium beginning March 8, 2020, due March 8, 2030	$7,217	$7,217
Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-annually at 10.6%, redeemable with a premium beginning September 7, 2010 and with no premium beginning September 7, 2020, due September 7, 2030	7,206	7,206
Subordinated debentures due to Heritage Statutory Trust II with interest payable quarterly based on 3-month Libor plus 3.58% (3.86% at December 31, 2009), redeemable with a premium beginning July 31, 2006 and with no premium beginning July 31, 2011, due July 31, 2031	5,155	5,155
Subordinated debentures due to Heritage Statutory Trust III with interest payable quarterly based on 3-month Libor plus 3.40% (3.65% at December 31, 2009), redeemable with no premium beginning September 26, 2007 and due September 26, 2032	4,124	4,124

Total	$23,702	$23,702

        The Company has deferred regularly scheduled interest payments on all of the subordinated debt. The terms of the subordinated debt and related indentures allow the Company to defer payments of interest for

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

up to five consecutive years without default or penalty, although the Company will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As of December 31, 2009, interest totaling $575,000, which is included in accrued interest payable on the Consolidated Balance Sheets, was deferred and in arrears. During the deferral period, the respective Trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. The deferral began with respect to regularly scheduled quarterly interest payments that would otherwise have been made in December of 2009.

        During the deferral period, the Company may not, among other things and with limited exceptions, pay cash dividends on or repurchase its common stock or preferred stock nor make any payment on outstanding debt obligations that rank equally with or junior to the subordinated debt.

(8) Income Taxes

        Income tax expense consisted of the following:

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Currently (refundable) payable tax:
Federal	$(6,192)	$3,307	$6,013
State	2	1,312	2,349

Total currently payable (refundable)	(6,190)	4,619	8,362
Deferred tax (benefit)
Federal	(3,108)	(4,426)	(223)
State	(3,411)	(1,580)	(2)

Total deferred tax (benefit)	(6,519)	(6,006)	(225)

Income tax expense (benefit)	$(12,709)	$(1,387)	$8,137

        The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2009	2008	2007
Statutory Federal income tax rate	-35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	-9.0%	-46.3%	7.2%
Low income housing credits	-4.3%	-283.1%	-4.9%
Non-taxable interest income	-0.4%	-20.3%	-0.2%
Increase in cash surrender value of life insurance	-2.4%	-153.4%	-2.3%
Stock based compensation	0.6%	55.9%	1.1%
Other	-1.0%	42.3%	0.7%

Effective tax rate	-51.5%	-369.9%	36.6%

        In 2008, other items in the table above consist primarily of various nondeductible expenses that are not significantly different in dollar amount from the prior year.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$12,062	$10,455
Defined postretirement benefit obligation	6,135	5,597
Other postretirement obligation	2,752	3,128
Tax credit carryforwards	1,882	—
California net operating loss carryforwards	1,615	172
Stock compensation	1,107	780
Nonaccrual loan interest	448	326
Accrued expenses	441	610
Fixed assets	439	516
Loans	88	211
Deferred compensation	53	272
State income taxes	1	453
Other	254	35

Total deferred tax assets	27,277	22,555
Deferred tax liabilities:
FHLB stock	(304)	(304)
Prepaid expenses	(401)	(277)
Loan fees	(1,157)	(1,219)
Securities available-for-sale and I/O strips	(1,321)	(1,204)
Intangible assets	(1,509)	(1,779)
Other	(184)	(432)

Total deferred tax liabilities	(4,876)	(5,215)

Net deferred tax assets	$22,401	$17,340

        Tax credit carryforwards as of December 31, 2009 consist of the following:

	2009
	(Dollars in thousands)
Low income housing credits	$1,296	(expiring in 2028 and 2029)
Alternative Minimum Tax credits	470	(no expiration date)
State tax credits, net of federal tax effects	116	(no expiration date)

Total tax credit carryforwards	$1,882

        After the carryback of the 2009 net operating loss and low income housing credits, the Company has approximately $2,100,000 of recoverable federal income taxes, which were paid for the 2008 tax year. In general, under current law, to recover 2008 federal income tax, the Company would need to have a sufficient net operating loss in 2010 which could then be carried back to 2008. Under California law, the Company cannot recover state income taxes paid in prior years.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At year-end 2009, the Company has a California net operating loss carryforward of approximately $22,900,000 that will begin to expire in 2019 if not utilized to reduce future taxable income.

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards and the net operating loss carryforwards for California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including tax planning strategies, during the periods in which those temporary differences become deductible. The Company estimates that it has sufficient forecasted future taxable income, as well as various tax planning strategies which could be implemented to generate taxable income in future taxable periods, to support the balance of deferred tax assets. Based on these factors, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance for deferred tax assets was recorded at December 31, 2009 and 2008.

        The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by taxing authorities for years before 2006.

(9) Equity Plan

        The Company has an Amended and Restated 2004 Equity Plan (the "Equity Plan") for directors, officers, and key employees. The Equity Plan provides for the grant of incentive and non-qualified stock options and restricted stock. The Equity Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. The Equity Plan also authorized the issuance of restricted common stock on terms established by the Board of Directors. As of December 31, 2009, there are 778,508 shares available for future grants under the Equity Plan.

        Stock option activity under the Equity Plan is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	1,044,737	$18.89
Granted	200,000	$6.65
Exercised	—	$—
Forfeited or expired	(134,681)	$16.87

Outstanding at December 31, 2009	1,110,056	$16.93	6.8	$26,000

Vested or expected to vest	1,054,553	$16.93	6.8	$25,000

Exercisable at December 31, 2009	760,579	$18.33	6.1	$3,000

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information related to the Equity Plan for each of the last three years:

	2009	2008	2007
Intrinsic value of options exercised	$—	$272,000	$1,105,000
Cash received from option exercise	$—	$509,000	$802,000
Tax benefit realized from option exercises	$—	$71,000	$406,000
Weighted average fair value of options granted	$2.92	$3.54	$6.10

        As of December 31, 2009, there was $1,900,000 of total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years. The total fair value of options vested during 2009 is approximately $1,284,000.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	2009	2008	2007
Expected life in months(1)	72	72	72
Volatility(1)	45%	25%	22%
Weighted average risk-free interest rate(2)	2.48%	3.22%	4.49%
Expected dividends(3)	0.33%	2.15%	1.18%

(1)
The expected life of employee stock options represents the weighted average period the stock options are expected to remain outstanding based on historical experience. Volatility is based on the historical volatility of the stock price over the same period of the expected life of the option.

(2)
Based on the U.S. Treasury constant maturity interest rate with a term consistent with the expected life of the option granted.

(3)
Each grant's dividend yield is calculated by annualizing the most recent quarterly cash dividend and dividing that amount by the market price of the Company's common stock as of the grant date.

        The Company estimates the impact of forfeitures based on historical experience, and has concluded that forfeitures have no significant effect on stock option expense. The Company issues authorized shares of common stock to satisfy stock option exercises.

        The Company granted 51,000 restricted shares of its common stock to an executive officer pursuant to the terms of a restricted stock agreement, dated March 17, 2005. The grant price was $18.15. Under the terms of the agreement, the restricted shares will vest 25% per year at the end of years three, four, five and six, provided the executive officer is still with the Company, subject to accelerated vesting upon a change of control, termination without cause, termination by the executive officer for good reason (as defined by the executive employment agreement), death or disability. The fair value of stock award at the grant date was $926,000, which is being amortized over the six-year vesting period on the straight-line method. Amortization expense was $154,000, $155,000, and $154,000 in 2009, 2008 and 2007, respectively. In 2009 and 2008, 12,750 shares vested in each year and 25, 500 shares are nonvested at December 31, 2009.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10) Leases

  Operating Leases

        The Company owns one of its offices and leases the others under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

Year ending December 31,	(Dollars in thousands)
2010	$2,386
2011	2,250
2012	2,320
2013	2,107
2014	1,857
Thereafter	1,732

Total	$12,652

        Rent expense under operating leases was $2,558,000, $2,715,000, and $2,644,000 respectively, in 2009, 2008, and 2007.

(11) Benefit Plans

  401(k) Savings Plan

        The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $1,500 for each employee's contributions in 2008 and 2007. The Company suspended the discretionary matching contribution in 2009. Contribution expense was $0, $332,000, and $315,000 in 2009, 2008 and 2007, respectively.

  Employee Stock Ownership Plan

        The Company sponsors a non-contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. The Company suspended contributions to the ESOP in 2009 and 2008. Contribution expense was $0, $0, and $247,000 in 2009, 2008 and 2007, respectively. At December 31, 2009, the ESOP owned 154,413 shares of the Company's common stock.

  Deferred Compensation Plan

        The Company has a nonqualified deferred compensation plan for its directors ("Deferral Agreements"). Under the Deferral Agreements, a participating director may defer up to 100% of his or her board fees into a deferred account. The director may elect a distribution schedule of up to ten years. Amounts deferred earn interest. The Company's deferred compensation obligation of $472,000 and $645,000 as of December 31, 2009 and 2008 is included in "Accrued interest payable and other liabilities."

        The Company has purchased life insurance policies on the lives of directors who have Deferral Agreements. It is expected that the earnings on these policies will offset the cost of the program. In addition, the Company will receive death benefit payments upon the death of the director. The proceeds will permit the Company to "complete" the deferral program as the director originally intended if he dies

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prior to the completion of the deferral program. The disbursement of deferred fees is accelerated at death and commences one month after the director dies.

        In the event of the director's disability prior to attainment of his benefit eligibility date, the director may request that the Board permit him to receive an immediate disability benefit equal to the annualized value of the director's deferral account.

  Defined Benefit Pension Plan

        The Company has a supplemental retirement plan covering key executives and directors ("SERP"). The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 53 at December 31, 2009. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in "Accrued interest payable and other liabilities" on the consolidated balance sheets. Since the SERP has no assets, the entire projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

        The following table sets forth the SERP's status at December 31:

	2009	2008
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$13,301	$11,499
Service cost	965	811
Interest cost	762	727
Actuarial (gain)/loss	78	1,203
Benefits paid	(515)	(939)

Projected benefit obligation at end of year	$14,591	$13,301

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$2,625	$2,739
Prior service cost	99	135

Accumulated other comprehensive loss	$2,724	$2,874

Weighted-average assumptions used to determine the benefit obligation at year-end:
Discount rate	5.85%	5.85%
Rate of compensation increase	N/A	N/A

        Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Year	Estimated Benefit Payments
(Dollars in thousands)
2010	$650
2011	772
2012	843
2013	865
2014	1,071
2015 to 2019	6,762

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of pension cost for the SERP follow:

	2009	2008
	(Dollars in thousands)
Components of net periodic benefit cost
Service cost	$965	$811
Interest cost	762	727
Amortization of prior service cost	36	36
Amortization of net actuarial loss	192	58

Net periodic benefit cost	$1,955	$1,632

        Net periodic benefit cost was determined using the following assumptions:

	2009	2008
Discount rate	5.85%	6.45%
Rate of compensation increase	N/A	N/A

  Split-Dollar Life Insurance Postretirement Benefit Plan

        The Company has purchased insurance on the lives of the directors and executive officers participating in the SERP. The purchased insurance is subject to split-dollar life insurance agreements with the insured participants, which continues after the participant's employment and retirement. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar insurance agreements represents either the present value of the future death benefits payable to the participants' beneficiaries or the present value of the estimated cost to maintain life insurance, depending on the contractual terms of the participant's underlying agreement.

        The split-dollar life insurance projected benefit obligation is included in "Accrued interest payable and other liabilities" on the consolidated balance sheets. The measurement date of the split-dollar life insurance benefit plan is December 31.

        The following sets forth the funded status of the split dollar life insurance benefits.

	2009	2008
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$7,447	$6,901
Service cost	—	—
Interest cost	443	196
Actuarial loss (gain)	(80)	506
Benefits paid	—	(156)
Amendments to split dollar agreements	(853)	—

Projected benefit obligation at end of year	$6,957	$7,447

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Amounts recognized in accumulated other comprehensive income at December 31 consist of:

	2009	2008
	(Dollars in thousands)
Net actuarial loss	$426	$506
Prior transition obligation	4,404	5,486

Accumulated other comprehensive loss	$4,830	$5,992

        Components of net periodic benefit cost are:

	2009	2008
	(Dollars in thousands)
Amortization of prior transition obligation	$229	$—
Interest cost	443	196

Net periodic benefit cost	$672	$196

        Weighted-average assumptions used to determine the benefit obligation at year-end follow:

	2009	2008
Discount rate	6.16%	6.05%

        Weighted-average assumption used to determine the net periodic benefit cost:

	2009	2008
Discount rate	6.05%	6.45%

(12) Regulatory Matters

        On February 17, 2010, HCC and HBC entered into a written agreement with the Federal Reserve Bank of San Francisco and the California Department of Financial Institutions ("DFI"). Under the terms of the written agreement, the Company must obtain the prior written approval of the Federal Reserve and DFI before it may (i) declare or pay any dividends, (ii) make any distributions of principal or interest on the Company's outstanding trust preferred securities and related subordinated debt, (iii) incur, increase or guarantee any debt, (iv) redeem any outstanding stock, or (v) take dividends or any other form of payment that represents a reduction in capital from HBC. The written agreement also requires the Company to (i) submit a written plan to strengthen credit risk management practices, (ii) submit a written capital plan for sufficient capitalization of both HCC and HBC , (iii) submit a written business plan for 2010 to improve the Company's earnings and overall financial condition, (iv) comply with notice and approval requirements related to the appointment of directors and senior executive officers or change in the responsibility of any current senior executive officer, (v) comply with restrictions on paying or agreeing to pay certain indemnification and severance payments without prior written approval, (vi) submit a written plan to improve management of the Company's liquidity position and funds management practices, (vii) notify the Federal Reserve and DFI no more than 30 days after the end of any quarter in which the capital ratios of HCC or HBC fall below approved capital plan's minimum ratios, together with an acceptable written plan to increase capital ratios to or above the approved capital plan's minimum levels (viii) comply with specified procedures for board (or a committee of the board) approval for the extension, renewal or restructure of any "criticized loan", (ix) submit plans to improve the Company's position on outstanding past due and other problem loans in excess of $2 million, (x) maintain policies and procedures and submit

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

a plan for the maintenance of an adequate allocation for loan losses, and (xi) provide quarterly progress reports to the Federal Reserve and DFI.

        Prior to entering into the written agreement in February 2010, the Company had already ceased paying dividends on its common stock (in the second quarter of 2009), suspended interest payments on its trust preferred securities and related subordinated debt (in the fourth quarter of 2009), and suspended dividend payments on its preferred stock (also in the fourth quarter of 2009).

        The Company is addressing the requirements of the written agreement, including efforts and plans to improve asset quality and credit risk management, improve profitability and liquidity management, and maintain capital at a level sufficient for the respective risk profiles of HCC (on a consolidated basis) and HBC. A committee of outside directors has been formed to monitor and coordinate compliance with the written agreement.

        Failure to comply with the written agreement may subject HCC and HBC to additional supervisory actions and orders.

(13) Fair Value

        Accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

  Financial Assets and Liabilities Measured on a Recurring Basis

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

  Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at December 31, 2009 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets/Liabilities at December 31, 2009:
Available-for-sale securities
U.S. Government Sponsored Entities	$1,973	$—	$1,973	$—
Mortgage-Backed Securities — Residential	102,546	—	102,546	—
Collateralized Mortgage Obligations — Residential	5,447	—	5,447	—
I/O strip receivables	2,116	—	2,116	—

  Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at December 31, 2008 Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets/Liabilities at December 31, 2008:
Available-for-sale securities
U.S. Treasury	$19,496	$19,496	$—	$—
U.S. Government Sponsored Entities	8,696	—	8,696	—
Municipals — Tax Exempt	701	—	701	—
Mortgage-Backed Securities — Residential	69,036	—	69,036	—
Collateralized Mortgage Obligations — Residential	6,546	—	6,546	—
I/O strip receivables	2,248	—	2,248	—

  Assets and Liabilities Measured on a Non-Recurring Basis

        The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. The appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Nonrecurring adjustments to certain commercial and residential estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

  Assets and Liabilities Measured on a Non-recurring Basis

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2009:
Impaired loans	$48,410	$—	$—	$48,410
Other real estate owned	812	—	—	812
Assets at December 31, 2008:
Impaired loans	40,224	—	—	40,224

        Impaired loans which are measured primarily for impairment using the fair value of the collateral were $62,375,000 at December 31, 2009, after partial charge-offs of $14,027,000 in 2009. In addition, these loans had a specific valuation allowance of $9,103,000 at December 31, 2009. Impaired loans totaling $57,513,000 at December 31, 2009 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $4,862,000 of impaired loans were carried at cost at December 31, 2009, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2009 on impaired loans carried at fair value at December 31, 2009 resulted in an additional provision for loan losses of $16,574,000.

        At December 31, 2008, impaired loans totaled $61,550,000. These loans had a specific valuation allowance of $10,581,000 at December 31, 2008. Impaired loans totaling $50,805,000, including $4,000,000 of unsecured loans with a $4,000,000 valuation allowance, were carried at fair value as a result of the aforementioned specific valuation allowances. The remaining $10,745,000 of impaired loans were carried at cost at December 31, 2008, as the fair value of the collateral exceeded the cost basis of each respective loan. Changes in specific valuation allowances during 2008 on impaired loans carried at the fair value of collateral at December 31, 2008 resulted in an additional provision for loan losses of $5,750,000.

        Total other real estate owned, consisting of two properties, had a carrying value of $2,241,000 at December 31, 2009. One property is carried at fair value, less costs to sell, of $812,000 at December 31, 2009, with a valuation allowance of $0. The other property is carried at cost as of December 31, 2009. There were no impairment write-downs subsequent to acquisition in 2009.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments, at year-end were as follows:

	2009		2008
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$45,562	$45,562	$30,096	$30,096
Securities available-for-sale	109,966	109,966	104,475	104,475
Loans (including loans held-for-sale), net	1,052,087	955,242	1,223,624	1,222,761
FHLB and FRB stock	8,454	N/A	7,816	N/A
Accrued interest receivable	3,472	3,472	4,116	4,116
Loan servicing rights and I/O strips receivables	3,183	4,972	3,261	4,341
Liabilities
Time deposits	$386,213	$389,027	$413,132	$417,163
Other deposits	703,072	703,072	740,918	740,918
Securities sold under agreement to repurchase	25,000	25,341	35,000	35,788
Note payable	—	—	15,000	15,000
Short-term borrowings	20,000	20,000	55,000	55,000
Subordinated debt	23,702	14,938	23,702	18,600
Accrued interest payable	1,194	1,194	1,510	1,510

        The methods and assumptions, not previously discussed, used to estimate the fair value are described as follows:

  Cash and Cash Equivalents and Accrued Interest Receivable and Payable

        The carrying amount approximates fair value because of the short maturities of these instruments.

  Loans

        Loans with similar financial characteristics are grouped together for purposes of estimating their fair value. Loans are segregated by type such as commercial, term real estate, construction and land development, and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.

        The fair value of performing, fixed rate loans is calculated by discounting scheduled future cash flows using estimated market discount rates that reflect the credit and interest rate risk inherent in the loan. The fair value of variable rate loans approximates the carrying amount as these loans generally reprice within 90 days.

        The fair value of loans held-for-sale is based on estimated market values from third party investors.

  FHLB and FRB Stock

        It was not practical to determine the fair value of FHLB and FRB stock due to the restrictions placed on transferability.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Subordinated debt and Securities Sold Under Agreement to Purchase

        The fair values of subordinated debt and securities sold under agreement to repurchase were determined based on the current market value for like kind instruments of a similar maturity and structure.

  Short-term Borrowings and Note Payable

        The carrying amount approximates the fair value of short-term borrowings and the note payable that reprice frequently and fully.

  Off-Balance Sheet Items

        The fair value of off-balance sheet items, such as commitments to extend credit, is not considered material and therefore is not included in the table above.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Commitments to extend credit were as follows:

	December 31,
	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$10,540	$297,900	$19,310	$395,002
Standby letters of credit	557	19,218	3,690	18,570

	$11,097	$317,118	$23,000	$413,572

        Commitments generally expire within one year.

        Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

        The Company is required to maintain noninterest bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2009, the Company maintained reserves of $7,593,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

  Claims

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

(15) Stockholders' Equity and Earnings Per Share

        Series A Preferred Stock Offering — On November 21, 2008, the Company issued 40,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A ("Series A preferred stock"), with a liquidation preference of $1,000 per share. The Company received $40,000,000 of additional Tier 1 qualifying capital from the U.S. Treasury by participating in the U.S.Treasury's Capital Purchase Program ("Capital Purchase Program"). The Series A preferred stock has a cumulative dividend rate of 5% per annum until the fifth anniversary, and a rate of 9% per annum thereafter. The Series A preferred stock is transferable by the U.S. Treasury at any time. Subject to the approval of the FRB, the shares of Series A preferred stock are redeemable at the option of the Company at 100% of the liquidation preference plus any accrued and unpaid dividends. In connection with the Series A preferred stock offering, the Company issued a warrant to purchase 462,963 shares of the Company's common stock at an initial price of $12.96 per share of common stock (subject to antidilution adjustments). The U.S. Treasury has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the warrant. Under the terms of the Capital Purchase Program, as long as any shares of Series A preferred stock remains outstanding, the Company is prohibited from increasing dividends on common stock, and from making certain repurchases of equity securities, including common stock, without the U.S. Treasury's consent until the third anniversary of the U.S. Treasury's investment or until the U.S. Treasury has transferred all of the Series A preferred shares it purchased to third parties. In November 2009, the Company suspended payment of dividends on the Series A preferred stock until further notice. As long as the shares of Series A preferred stock are outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including common stock, are prohibited until all accrued and unpaid dividends are paid on the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series A preferred stock, subject to certain limited exceptions. The Company accrues the cumulative unpaid dividends at the compounded dividend rate. As of December 31, 2009, $783,000 has been accrued for cumulative unpaid dividends on the Series A preferred stock.

        Warrants — During 2008, in conjunction with the Series A preferred stock offering, the Company issued a warrant with an initial exercise price of $12.96 per share of common stock, with an allocated fair value of $1,979,000. The estimated fair value of the warrant was recorded as a discount on the Series A preferred stock, with an offsetting credit to paid-in-capital. The discount on the preferred stock is being accreted on the effective yield method over five years as a charge to retained earnings, thus reducing net income available to common shareholders. The warrant may be exercised at any time on or before November 21, 2018. The warrant, and all rights under the warrant, are otherwise transferable. As of December 31, 2009, there were 462,963 shares issuable upon exercise of the warrant.

        Stock Repurchase Program — In July, 2007, the Board of Directors authorized the repurchase of up to $30,000,000 of common stock through July 2009. From August 13, 2007 through May 27, 2008, the Company repurchased 1,645,607 shares for a total of $29,811,000 to complete the repurchase plan.

        Earnings Per Share — Basic earnings per share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. Due to the Company's net loss in 2009, all stock options and warrants were excluded from the computation of diluted earnings (loss) per share. There were 815,865 and 447,526 stock options in 2008 and 2007, respectively, that were considered to be antidilutive and excluded from the computation of diluted earnings per share. For each of the years presented, net income (loss) available to common shareholders is the same for basic and diluted earnings per share. Reconciliation of weighted average shares used in computing basic and diluted earnings (loss) per common share is as follows:

	Year ended December 31,
	2009	2008	2007
Weighted average common shares outstanding — used in computing basic earnings (loss) per common share	11,820,509	12,002,910	12,449,270
Dilutive effect of stock options and warrants outstanding, using the treasury stock method	N/A	36,866	117,531

Shares used in computing diluted earnings (loss) per common share	11,820,509	12,039,776	12,566,801

(16) Capital Requirements

        The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2009 and 2008, the Company and HBC met all capital adequacy guidelines to which they were subject. However, as discussed under "Note 12 — Regulatory Matters", the written agreement signed in February 2010 requires the Company to submit a written plan to the FRB and DFI for sufficient capitalization of both HCC (on a consolidated basis) and HBC, based on their respective risk profiles.

        As of December 31, 2009 HBC was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. Except for the terms of the written agreement with the FRB and DFI, there are no conditions or events since December 31, 2009 that management believes has changed HBC's category.

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements without regard to the written agreement.

	Actual		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009
Total Capital	$149,553	12.9%	$93,035	8.0%
(to risk-weighted assets)
Tier 1 Capital	$134,833	11.6%	$46,534	4.0%
(to risk-weighted assets)
Tier 1 Capital	$134,833	10.1%	$53,665	4.0%
(to average assets)
As of December 31, 2008
Total Capital	$180,317	13.4%	$108,092	8.0%
(to risk-weighted assets)
Tier 1 Capital	$163,328	12.1%	$55,085	4.0%
(to risk-weighted assets)
Tier 1 Capital	$163,328	11.3%	$59,177	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        HBC's actual capital and required amounts and ratios are presented in the following table.

	Actual		Required For Capital Adequacy Purposes		To Be Well- Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2009
Total Capital	$147,959	12.7%	$93,203	8.0%	$116,503	10.0%
(to risk-weighted assets)
Tier 1 Capital	$133,216	11.4%	$46,620	4.0%	$69,930	6.0%
(to risk-weighted assets)
Tier 1 Capital	$133,216	9.9%	$53,770	4.0%	$67,213	5.0%
(to average assets)
As of December 31, 2008
Total Capital	$169,648	12.6%	$107,920	8.0%	$134,900	10.0%
(to risk-weighted assets)
Tier 1 Capital	$152,676	11.3%	$53,969	4.0%	$80,953	6.0%
(to risk-weighted assets)
Tier 1 Capital	$152,676	10.5%	$57,943	4.0%	$72,429	5.0%
(to average assets)

        Under California law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available therefore. The California Banking Law provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings, or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings, (ii) its net income for its last fiscal year, or (iii) its net income for the current fiscal year. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As discussed in Note 12, at December 31, 2009, the amount available for such dividends without prior regulatory approval was $0 for HBC. Similar restrictions apply to the amounts and sum of loan advances and other transfers of funds from HBC to the parent Company.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Parent Company only Condensed Financial Information

        The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2009	2008
	(Dollars in thousands)
Assets
Cash and cash equivalents	$5,593	$25,809
Investment in subsidiary bank	188,904	196,614
Investment in subsidiary trusts	702	702
Other assets	2,216	633

Total assets	$197,415	$223,758

Liabilities and Shareholder's Equity
Subordinated debt	$23,702	$23,702
Note payable	—	15,000
Other liabilities	1,408	789
Shareholder's equity	172,305	184,267

Total liabilities and shareholder's equity	$197,415	$223,758

Condensed Statements of Operations

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Interest income	$49	$50	$24
Dividend from subsidiary bank	5,000	—	25,699
Interest expense	(2,014)	(2,440)	(2,331)
Other expenses	(2,287)	(2,109)	(2,156)

Income (loss) before income taxes and undistributed income of subsidiary bank	748	(4,499)	21,236
Equity in undistributed net income (loss) of subsidiary bank	(14,843)	4,456	(8,739)
Income tax benefit	2,110	1,805	1,599

Net income (loss)	$(11,985)	$1,762	$14,096
Dividends and discount accretion on preferred stock	(2,376)	(255)	—

Net income (loss) allocable to common shareholders	$(14,361)	$1,507	$14,096

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Cash flows from operating activities:
Net Income (loss)	$(11,985)	$1,762	$14,096
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Amortization of restricted stock award	154	155	154
Equity in undistributed loss/net income of subsidiary bank	14,843	(4,456)	8,739
Net change in other assets and liabilities	(1,525)	76	399

Net cash provided by (used in) operating activities	1,487	(2,463)	23,388
Cash flows from investing activities:
Equity investment in subsidiary bank	(5,000)	(15,000)	—
Cash flows from financing activities:
Net change in note payable	(15,000)	15,000	—
Exercise of stock options	—	509	802
Common stock repurchased	—	(17,655)	(13,653)
Payment of cash dividends — common stock	(236)	(3,819)	(3,250)
Payment of cash dividends — preferred stock	(1,467)	—	—
Issuance of preferred stock, net of issuance costs of $154	—	39,846	—

Net cash provided by (used in) financing activities	(16,703)	33,881	(16,101)

Net increase (decrease) in cash and cash equivalents	(20,216)	16,418	7,287
Cash and cash equivalents, beginning of year	25,809	9,391	2,104

Cash and cash equivalents, end of year	$5,593	$25,809	$9,391

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Quarterly Financial Data (Unaudited)

        The following table discloses the Company's selected unaudited quarterly financial data:

	For the Quarters Ended
	12/31/09	09/30/09	06/30/09	03/31/09
	(Dollars in thousands, except per share amounts)

Interest income	$14,942	$15,495	$15,824	$16,033
Interest expense	3,438	3,872	4,135	4,881

Net interest income	11,504	11,623	11,689	11,152
Provision for loan losses	5,676	7,129	10,704	10,420

Net interest income after provision for loan losses	5,828	4,494	985	732
Noninterest income(1)	2,453	2,350	1,601	1,623
Noninterest expense	10,575	10,744	12,080	11,362

Income (loss) before income taxes	(2,294)	(3,900)	(9,494)	(9,007)
Income tax expense (benefit)	(1,720)	(1,824)	(4,113)	(5,052)

Net income (loss)	(574)	(2,076)	(5,381)	(3,955)
Dividends and discount accretion on preferred stock	(600)	(599)	(591)	(585)

Net income (loss) allocable to common shareholders	$(1,174)	$(2,675)	$(5,972)	$(4,540)

Earnings (loss) per common share
Basic	$(0.10)	$(0.23)	$(0.51)	$(0.38)
Diluted	$(0.10)	$(0.23)	$(0.51)	$(0.38)

(1)
Noninterest income increased in the third and fourth quarters due to a decision to sell SBA loans.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Quarters Ended
	12/31/08	09/30/08	06/30/08	03/31/08
	(Dollars in thousands, except per share amounts)

Interest income	$18,166	$19,197	$18,699	$19,895
Interest expense	5,771	6,151	5,731	6,791

Net interest income	12,395	13,046	12,968	13,104
Provision for loan losses(1)	4,500	1,587	7,800	1,650

Net interest income after provision for loan losses	7,895	11,459	5,168	11,454
Noninterest income	1,797	1,688	1,792	1,514
Noninterest expense	10,417	10,397	10,998	10,580

Income (loss) before income taxes	(725)	2,750	(4,038)	2,388
Income tax expense (benefit)	(1,425)	309	(955)	684

Net income (loss)	700	2,441	(3,083)	1,704
Dividends and discount accretion on preferred stock	(255)	—	—	—

Net income (loss) allocable to common shareholders	$445	$2,441	$(3,083)	$1,704

Earnings (loss) per common share
Basic	$0.04	$0.21	$(0.26)	$0.14
Diluted	$0.04	$0.21	$(0.26)	$0.14

(1)
The provision for loan losses in the second quarter of 2008 includes $5.1 million of estimated losses to one borrower and his related entities.

EXHIBIT INDEX

		Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K Filed	10-Q Filed	10-K Filed	Exhibit No.
2.1	Agreement and Plan of Merger, dated February 8, 2007, by and between Heritage Commerce Corp, Heritage Bank of Commerce and Diablo Valley Bank					3/16/07	2.1
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended					3/16/09	3.1
3.2	Heritage Commerce Corp Bylaws, as amended	X
3.3	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A			11/26/08			3.1
4.1	Indenture, dated as of March 23, 2000, between Heritage Commerce Corp, as Issuer, and the Bank of New York, as Trustee					4/6/01	4.1
4.2	Amended and restated Declaration of Trust, Heritage Capital Trust I, dated as of March 23, 2000					4/6/01	4.2
4.3	Indenture, dated as of September 7, 2000, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee					4/6/01	4.3
4.4	Amended and restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee, and Heritage Commerce Corp, as Sponsor					4/6/01	4.4

		Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K Filed	10-Q Filed	10-K Filed	Exhibit No.
4.5	Indenture, dated as of July 31, 2001, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee					3/29/02	4.6
4.6	Amended and restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, and Heritage Commerce Corp, as Sponsor, dated as of July 31, 2001					3/29/02	4.7
4.7	Indenture, dated as of September 26, 2002, between Heritage Commerce Corp, as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee					3/29/03	4.8
4.8	Amended and restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association, as Institutional Trustee and Heritage Commerce Corp, as Sponsor, dated as of September 26, 2002					3/29/03	4.9
4.9	Warrant to Purchase Common Stock dated November 21, 2008			11/26/08			4.2
10.1	Real Property Leases for Registrant's Principal Office			3/5/98			10.1
10.2	Third Amendment to Lease for Registrant's Principal Office			8/17/05			10.1
10.3	Fourth Amendment to Lease for Registrant's Principle Office			8/17/05			99.1

		Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K Filed	10-Q Filed	10-K Filed	Exhibit No.
10.4	Fourth Amendment to Sublease for Registrant's Principle Office			6/22/05			99.1
10.5	Heritage Commerce Corp Management Incentive Plan*			5/3/05			99.1
10.6	1994 Stock Option Plan and Form of Agreement*		07/17/98				4.2
10.7	Amended and Restated 2004 Equity Plan*			6/2/09			99.1
10.8	Modification to Employment Agreement of James Mayer dated December 11, 2008*			12/17/08
10.9	Restricted stock agreement with Walter Kaczmarek dated March 17, 2005*			03/22/05			10.2
10.10	2004 stock option agreement with Walter Kaczmarek dated March 17, 2005*			03/22/05			10.3
10.11	Non-qualified Deferred Compensation Plan*					03/31/05	10.11
10.12	Amended and Restated Employment Agreement with Walter Kaczmarek, dated October 17, 2007*			10/22/07			10.1
10.13	Amended and Restated Employment Agreement with Lawrence McGovern, dated October 17, 2007*			10/22/07			10.2
10.14	Amended and Restated Employment Agreement with Raymond Parker, dated October 17, 2007*			10/22/07			10.3
10.15	Employment Agreement with Michael R. Ong, dated August 12, 2008*			8/13/08			10.1
10.16	Employment Agreement with Dan Kawamoto, dated June 11, 2009*			6/16/09			10.1
10.17	Employment Agreement with Margaret Incandela, dated September 1, 2009*	X

		Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K Filed	10-Q Filed	10-K Filed	Exhibit No.
10.18	Consulting Agreement dated of February 8, 2007 between Heritage Bank of Commerce and John J. Hounslow*			6/22/07			10.1
10.19	Non-Compete, Non-Solicitation and Confidentiality Agreement dated as of February 8, 2007 by and among Heritage Commerce Corp, Heritage Bank of Commerce and John J. Hounslow			6/22/07			10.2
10.20	Letter Agreement between John J. Hounslow and Heritage Commerce Corp dated June 20, 2007*			6/22/07			10.3
10.21	Non-Compete, Non-Solicitation and Confidentiality Agreement dated as of February 8, 2007 by and among James Mayer, Heritage Commerce Corp and Heritage Bank of Commerce			6/22/07			10.5
10.22	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan*			9/30/08			99.1
10.23	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers*					3/17/08	10.20
10.24	Form of Endorsement Method Split Dollar Plan Agreement for Directors*					3/17/08	10.21
10.25	Amendment No. 1 to Employment dated December 29, 2008 between the Company and Walter T. Kaczmarek*			1/2/09			10.1
10.26	Amendment No. 1 to Employment dated December 29, 2008 between the Company and Lawrence D. McGovern*			1/2/09			10.2

		Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K Filed	10-Q Filed	10-K Filed	Exhibit No.
10.27	Amendment No. 1 to Employment dated December 29, 2008 between the Company and Raymond Parker*			1/2/09			10.3
10.28	Amendment No. 1 to Employment dated December 29, 2008 between the Company and Michael Ong*			1/2/09			10.4
10.29	Amendment No. 1 to Employment dated December 29, 2008 between the Company and James Mayer*			1/2/09			10.5
10.30	First Amended and Restated Deferred Agreement dated December 29, 2008 between James Blair and the Company*			1/2/09			10.7
10.31	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Jack Conner and the Company*			1/2/09			10.8
10.32	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Frank Bisceglia and the Company*			1/2/09			10.9
10.33	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between James Blair and the Company*			1/2/09			10.10
10.34	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Robert Moles and the Company*			1/2/09			10.11

		Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K Filed	10-Q Filed	10-K Filed	Exhibit No.
10.35	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Humphrey Polanen and the Company*			1/2/09			10.14
10.36	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Charles Toeniskoetter and the Company*			1/2/09			10.15
10.37	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between Ranson Webster and the Company*			1/2/09			10.16
10.38	First Amended and Restated Director Compensation Benefits Agreement dated December 29, 2008 between William Del Biaggio, Jr. and the Company*			1/2/09			10.17
10.39	Letter Agreement dated November 21, 2008 between the Company and United States Treasury for Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant for Common Stock			11/26/08			10.1
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends	X
21.1	Subsidiaries of the registrant					3/16/07	21.1
23.1	Consent of Crowe Horwath LLP	X
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

Incorporated by Reference to Form
		Filed Herewith	Form S-8	8-K Filed	10-Q Filed	10-K Filed	Exhibit No.
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350	X
32.2	Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350	X
99.1	Certification of Registrant's Chief Executive Officer Pursuant to the Section 111(6)(4) of the Emergency Economic Stabilization Act of 2008, as amended	X
99.2	Certification of Registrant's Chief Financial Officer Pursuant to the Section 111(6)(4) of the Emergency Economic Stabilization Act of 2008, as amended	X

*
Management contract or compensatory plan or arrangement.