Form 10-Q
period 2010-03-31
HERITAGE COMMERCE CORP
filed 2010-05-11
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
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

        The Registrant had 11,820,509 shares of Common Stock outstanding on April 16, 2010.

Heritage Commerce Corp and Subsidiaries

Quarterly Report on Form 10-Q

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp

Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Cash and due from banks	$53,080	$45,372
Federal funds sold	125	100
Interest-bearing deposits in other financial institutions	90	90

Total cash and cash equivalents	53,295	45,562
Securities available-for-sale, at fair value	139,387	109,966
Loans held-for-sale, at lower of cost or market, including deferred costs	11,123	10,742
Loans, including deferred costs	1,006,445	1,070,113
Allowance for loan losses	(26,527)	(28,768)

Loans, net	979,918	1,041,345
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,463	8,454
Company owned life insurance	42,722	42,313
Premises and equipment, net	8,861	9,006
Goodwill	43,181	43,181
Intangible assets	3,445	3,589
Accrued interest receivable and other assets	46,181	49,712

Total assets	$1,336,576	$1,363,870

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Demand, noninterest bearing	$261,047	$260,840
Demand, interest bearing	150,923	146,828
Savings and money market	306,688	295,404
Time deposits—under $100	38,856	40,197
Time deposits—$100 and over	131,220	129,831
Time deposits—CDARS	18,490	38,154
Time deposits—brokered	174,471	178,031

Total deposits	1,081,695	1,089,285
Securities sold under agreement to repurchase	20,000	25,000
Subordinated debt	23,702	23,702
Short-term borrowings	3,892	20,000
Accrued interest payable and other liabilities	39,198	33,578

Total liabilities	1,168,487	1,191,565
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized; 40,000 shares outstanding (liquidation preference of $1,000 per share plus accrued dividends)	39,846	39,846
Discount on preferred stock	(1,507)	(1,598)
Common stock, no par value; 30,000,000 shares authorized; 11,820,509 shares outstanding	80,484	80,222
Retained earnings	51,678	56,389
Accumulated other comprehensive loss	(2,412)	(2,554)

Total shareholders' equity	168,089	172,305

Total liabilities and shareholders' equity	$1,336,576	$1,363,870

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$13,174	$15,030
Securities, taxable	1,162	994
Securities, non-taxable	—	5
Interest-bearing deposits in other financial institutions	10	4

Total interest income	14,346	16,033
Interest expense:
Deposits	2,364	4,030
Subordinated debt	466	500
Repurchase agreements	131	243
Short-term borrowings	16	26
Note payable	—	82

Total interest expense	2,977	4,881

Net interest income before provision for loan losses	11,369	11,152
Provision for loan losses	5,095	10,420

Net interest income after provision for loan losses	6,274	732
Noninterest income:
Service charges and fees on deposit accounts	548	571
Servicing income	421	420
Increase in cash surrender value of life insurance	409	412
Gain on sale of loans	114	—
Other	192	220

Total noninterest income	1,684	1,623
Noninterest expense:
Salaries and employee benefits	5,881	6,458
Professional fees	1,278	913
FDIC deposit insurance premiums	1,191	707
Occupancy and equipment	959	916
Other real estate owned expense	418	63
Insurance expense	256	59
Software subscription	234	196
Low income housing investment losses	225	214
Data processing	212	229
Other	1,544	1,607

Total noninterest expense	12,198	11,362

Loss before income tax benefit	(4,240)	(9,007)
Income tax benefit	(120)	(5,052)

Net loss	(4,120)	(3,955)
Dividends and discount accretion on preferred stock	(591)	(585)

Net loss allocable to common shareholders	$(4,711)	$(4,540)

Loss per common share:
Basic	$(0.40)	$(0.38)
Diluted	$(0.40)	$(0.38)

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)
Three Months Ended March 31, 2010 and 2009

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
					Retained Earnings		Total Shareholders' Equity	Comprehensive Income (Loss)
	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2009	$39,846	$(1,946)	11,820,509	$78,854	$70,986	$(3,473)	$184,267
Net loss	—	—	—	—	(3,955)	—	(3,955)	$(3,955)
Net change in unrealized gain on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	374	374	374
Net increase in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	33	33	33

Total comprehensive loss								$(3,548)

Amortization of restricted stock award	—	—	—	38	—	—	38
Cash dividends accrued on preferred stock	—	—	—	—	(500)	—	(500)
Accretion of discount on preferred stock	—	85	—	—	(85)	—	—
Cash dividend declared on common stock, $0.02 per share	—	—	—	—	(236)	—	(236)
Stock option expense	—	—	—	332	—	—	332
Income tax effect of restricted stock award vesting	—	—	—	(72)	—	—	(72)

Balance, March 31, 2009	$39,846	$(1,861)	11,820,509	$79,152	$66,210	$(3,066)	$180,281

Balance, January 1, 2010	$39,846	$(1,598)	11,820,509	$80,222	$56,389	$(2,554)	$172,305
Net loss	—	—	—	—	(4,120)	—	(4,120)	$(4,120)
Net change in unrealized gain/loss on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	127	127	127
Net increase in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	15	15	15

Total comprehensive loss								$(3,978)

Amortization of restricted stock award	—	—	—	38	—	—	38
Cash dividends accrued on preferred stock	—	—	—	—	(500)	—	(500)
Accretion of unearned discount on preferred stock	—	91	—	—	(91)	—	—
Stock option expense	—	—	—	298	—	—	298
Income tax effect of restricted stock award vesting	—	—	—	(74)	—	—	(74)

Balance, March 31, 2010	$39,846	$(1,507)	11,820,509	$80,484	$51,678	$(2,412)	$168,089

Heritage Commerce Corp

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,120)	$(3,955)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202	199
Provision for loan losses	5,095	10,420
Stock option expense	298	332
Amortization of other intangible assets	144	160
Amortization of restricted stock award	38	38
Amortization (accretion) of discounts and premiums on securities	(224)	(40)
Writedowns and losses on sale of foreclosed assets	406	(35)
Gain on sale of loans	(114)	—
Proceeds from sale of loans	2,414	—
Net change in loans originated held-for-sale	(4,354)	—
Increase in cash surrender value of life insurance	(409)	(412)
Effect of changes in:
Accrued interest receivable and other assets	2,994	(4,345)
Accrued interest payable and other liabilities	(3,055)	(3,428)

Net cash used in operating activities	(685)	(1,066)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	58,274	26,056
Net change in loans previously transferred to held-for-sale	(269)	—
Purchases of securities available-for-sale	(25,100)	—
Maturities/Paydowns/Calls of securities available-for-sale	4,351	7,711
Purchase of premises and equipment	(57)	(65)
Purchase of restricted stock and other investments	(9)	(460)
Proceeds from sale of foreclosed assets	—	370

Net cash provided by investing activities	37,190	33,612

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(7,590)	11,953
Income tax effect of restricted stock award vesting	(74)	(72)
Payment of cash dividends—common stock	—	(236)
Payment of cash dividends—preferred stock	—	(467)
Net change in short-term borrowings	(16,108)	(23,000)
Net change in note payable	—	(15,000)
Net change in securities sold under agreement to repurchase	(5,000)	(5,000)

Net cash used in financing activities	(28,772)	(31,822)

Net increase in cash and cash equivalents	7,733	724
Cash and cash equivalents, beginning of period	45,562	30,096

Cash and cash equivalents, end of period	$53,295	$30,820

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$2,551	$5,196
Income taxes paid	$—	$450
Supplemental schedule of non-cash investing and financing activities:
Transfer from loans held-for-sale to the loan portfolio	$1,942	$—
Loans transferred to foreclosed assets	$—	$477
Securities acquired not yet settled	$8,201	$—

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements

March 31, 2010
(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary, Heritage Bank of Commerce ("HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2009. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

        The results for the three months ended March 31, 2010 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2010.

Adoption of New Accounting Standards

        In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. See note 3 to the consolidated financial statements for the impact of the adoption of this guidance.

        In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative based risks and rewards calculation for determining which enterprise, if any,

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

1) Basis of Presentation (Continued)

has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise's involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this guidance did not have a material impact on the Company's financial statements.

        In January 2010, the FASB issued guidance clarifying the accounting for shareholder distributions where the shareholder has the ability to elect to have his or her distribution in the form of cash (up to a pre-determined maximum), stock or a combination of the two. The amendments of the update provide that the stock portion of a distribution where the shareholder had the ability to elect the distribution as stock or cash (up to a pre-determined maximum) should be accounted for as a share issuance and thereby eliminate diversity in practice. The provisions of this update became effective for financial statements dated on or after December 15, 2009. The adoption of this standard did not have a material impact on the Company's financial statements.

        In January 2010, the FASB issued guidance requiring increased fair value disclosures. There are two components to the increased disclosure requirements set forth in the update: (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in or out of level one and two are required for interim and annual periods beginning after December 15, 2009. The adoption of this portion of the standard did not have a material impact on the Company's financial statements. Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.

2) Securities

        The amortized cost and estimated fair value of securities at March 31, 2010 and December 31, 2009 were as follows:

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government Sponsored Entities	$2,000	$—	$(3)	$1,997
Mortgage-Backed Securities—Residential	131,013	1,818	(374)	132,457
Collateralized Mortgage Obligations—Residential	4,744	189	—	4,933

Total securities available-for-sale	$137,757	$2,007	$(377)	$139,387

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

2) Securities (Continued)

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government Sponsored Entities	$2,000	$—	$(27)	$1,973
Mortgage-Backed Securities—Residential	101,356	1,653	(463)	102,546
Collateralized Mortgage Obligations—Residential	5,227	220	—	5,447

Total securities available-for-sale	$108,583	$1,873	$(490)	$109,966

        Securities classified as U.S. Government Sponsored Entities as of March 31, 2010 and December 31, 2009 were issued by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac"), and the Federal Home Loan Bank. At March 31, 2010 and December 31, 2009, all mortgage-backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac, or the Government National Mortgage Association ("Ginnie Mae").

        At March 31, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

        Securities with unrealized losses at quarter end March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Entities	$1,997	$(3)	$—	$—	$1,997	$(3)
Mortgage-Backed Securities—Residential	67,459	(374)	—	—	67,459	(374)

Total	$69,456	$(377)	$—	$—	$69,456	$(377)

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Entities	$1,973	$(27)	$—	$—	$1,973	$(27)
Mortgage-Backed Securities—Residential	43,600	(463)	—	—	43,600	(463)

Total	$45,573	$(490)	$—	$—	$45,573	$(490)

        At March 31, 2010, the Company held 91 securities, of which 36 had a fair value below amortized cost. No security has been carried with an unrealized loss for over 12 months. Unrealized losses were primarily due to higher interest rates. The issuers are of high credit quality and all principal amounts

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

2) Securities (Continued)

are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not intend to sell any securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

        At December 31, 2009, the Company held 75 securities, of which 23 had fair values below amortized cost. No securities have been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2009.

        The estimated fair values of securities as of March 31, 2010, by weighted average life are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties:

	March 31, 2010 Weighted Average Life
	Within One Year	After One and Within Five Years	After Five and Within Ten Years	After Ten Years	Total
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Government Sponsored Entities	$—	$1,997	$—	$—	$1,997
Mortgage-Backed Securities—Residential	6	39,893	87,783	4,775	132,457
Collateralized Mortgage Obligations—Residential	3,933	1,000	—	—	4,933

Total Securities Available-for-Sale	$3,939	$42,890	$87,783	$4,775	$139,387

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

3) Loans

        Loans were as follows:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Loans held for sale	$11,123	$10,742

Loans held for investment
Commercial	$395,399	$427,177
Real estate—mortgage	393,168	400,731
Real estate—land and construction	153,811	182,871
Home equity	51,369	51,368
Consumer	11,943	7,181

Loans	1,005,690	1,069,328
Deferred loan origination costs and fees, net	755	785

Loans, including deferred costs	1,006,445	1,070,113
Allowance for loan losses	(26,527)	(28,768)

Loans, net	$979,918	$1,041,345

        At March 31, 2010, included in the balance of loans held-for-sale are $3.9 million of SBA loans that have been transferred to third parties. However, these loans are subject to a SBA warranty for a period of 90 days, which under new accounting guidance requires the Company to treat these as secured borrowings during the warranty period. The secured borrowings are classified as "short-term borrowings" on the consolidated balance sheets. The warranty period for these loans expires in the following quarter. Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met. The Company has deferred gains of $210,000 associated with these loans, which are included in other liabilities on the consolidated balance sheets.

        Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31,
			For the Year Ended December 31, 2009
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$28,768	$25,007	$25,007
Loans charged-off	(7,702)	(11,534)	(31,534)
Recoveries	366	7	1,367

Net charge-offs	(7,336)	(11,527)	(30,167)
Provision for loan losses	5,095	10,420	33,928

Balance, end of period	$26,527	$23,900	$28,768

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

3) Loans (Continued)

        Impaired loans were as follows:

	Three Months Ended March 31,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Period-end loans with no allocated allowance for loan losses	$21,132	20,286	$13,202
Period-end loans with allocated allowance for loan losses	46,070	35,779	49,173

Total	$67,202	$56,065	$62,375

Amount of the allowance for loan losses at period-end	$9,165	$7,972	$9,103

        Nonperforming loans include both smaller dollar balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows:

	Three Months Ended March 31,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Restructured and loans past due over 90 days still on accrual	$2,176	$1,774	$2,895
Nonaccrual loans	65,026	54,291	59,480

Total	$67,202	$56,065	$62,375

4) Supplemental Retirement Plan

        The Company has a supplemental retirement plan covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$244	$241
Interest cost	209	191
Prior service cost	9	9
Amortization of loss	17	48

Net periodic cost	$479	$489

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

5) Comprehensive Income (Loss)

        Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 consists of the following:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Net loss	$(4,120)	$(3,955)
Other comprehensive income	142	407

Total comprehensive loss	$(3,978)	$(3,548)

6) Fair Value

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

Financial Assets and Liabilities Measured on a Recurring Basis

        The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). The fair value of the Company's available for sale securities are primarily based on quoted market prices of comparable instruments at each period end.

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs). The weighted average discount rate and constant prepayment rate ("CPR") assumptions used to estimate the I/O strip receivables were 11.3% and 14.0%, respectively, at March 31, 2010. The weighted average discount rate and constant prepayment rate ("CPR") assumptions used to estimate the I/O strip receivables were 10.7% and 15.8%, respectively, at December 31, 2009.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

6) Fair Value (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2010:
Available-for-sale securities
U.S. Government Sponsored Entities	$1,997	$—	$1,997	$—
Mortgage-Backed Securities—Residential	132,457	—	132,457	—
Collateralized Mortgage Obligations—Residential	4,933	—	4,933	—
I/O strip receivables	2,015	—	2,015	—
Assets at December 31, 2009:
Available-for-sale securities
U.S. Government Sponsored Entities	$1,973	$—	$1,973	$—
Mortgage-Backed Securities—Residential	102,546	—	102,546	—
Collateralized Mortgage Obligations—Residential	5,447	—	5,447	—
I/O strip receivables	2,116	—	2,116	—

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

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

6) Fair Value (Continued)

Assets and Liabilities Measured on a Non-recurring Basis

Assets and Liabilities Measured on a Non-recurring Basis

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2010:
Impaired Loans:
Commercial	$12,077	$—	$—	$12,077
Real estate—mortgage	16,252	—	—	16,252
Real estate—land and construction	23,930	—	—	23,930
Home Equity	274	—	—	274
Consumer	116	—	—	116

	$52,649	$—	$—	$52,649

Other real estate owned	$1,835	—	—	$1,835
Assets at December 31, 2009:
Impaired loans	$48,410	$—	$—	$48,410
Other real estate owned	812	—	—	812

        Impaired loans which are measured primarily for impairment using the fair value of the collateral were $67,202,000 at March 31, 2010, after partial charge-offs of $5,137,000 in 2010. In addition, these loans had a specific valuation allowance of $9,165,000 at March 31, 2010. Impaired loans totaling $61,814,000 at March 31, 2010 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $5,388,000 of impaired loans were carried at cost at March 31, 2010, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2010 on impaired loans carried at fair value at March 31, 2010 resulted in an additional provision for loan losses of $6,608,000.

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

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

6) Fair Value (Continued)

        Total other real estate owned, consisting of two properties, had a fair value of $1,835,000 at March 31, 2010. There was a write down of $406,000 in the first quarter of 2010.

        Total other real estate owned, consisting of two properties, had a carrying value of $2,241,000 at December 31, 2009. One property is carried at fair value, less costs to sell, of $812,000 at December 31, 2009. The other property is carried at cost as of December 31, 2009. There were no impairment write downs subsequent to acquisition in 2009.

        The carrying amounts and estimated fair values of the Company's financial instruments, at March 31, 2010 and December 31, 2009 were as follows:

	2010		2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$53,295	$53,295	$45,562	$45,562
Securities available-for-sale	139,387	139,387	109,966	109,966
Loans (including loans held-for-sale), net	991,041	922,554	1,052,087	955,242
FHLB and FRB stock	8,463	N/A	8,454	N/A
Accrued interest receivable	3,448	3,448	3,472	3,472
Loan servicing rights and I/O strips receivables	3,053	4,948	3,183	4,972
Liabilities
Time deposits	$363,037	$365,603	$386,213	$389,027
Other deposits	718,658	718,658	703,072	703,072
Securities sold under agreement to repurchase	20,000	20,250	25,000	25,341
Short-term borrowings	3,892	3,892	20,000	20,000
Subordinated debt	23,702	18,563	23,702	14,938
Accrued interest payable	1,612	1,612	1,194	1,194

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

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

6) Fair Value (Continued)

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

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

March 31, 2010
(Unaudited)

7) Regulatory Matters

        On February 17, 2010, the Company and HBC entered into a written agreement with the Federal Reserve Bank of San Francisco ("FRB") and the California Department of Financial Institutions ("DFI"). Under the terms of the written agreement, the Company must obtain the prior written approval of the Federal Reserve and DFI before it may (i) declare or pay any dividends, (ii) make any distributions of principal or interest on the Company's outstanding trust preferred securities and related subordinated debt, (iii) incur, increase or guarantee any debt, (iv) redeem any outstanding stock, or (v) take dividends or any other form of payment that represents a reduction in capital from HBC. The written agreement also requires the Company to (i) submit a written plan to strengthen credit risk management practices, (ii) submit a written capital plan for sufficient capitalization of both the Company and HBC , (iii) submit a written business plan for 2010 to improve the Company's earnings and overall financial condition, (iv) comply with notice and approval requirements related to the appointment of directors and senior executive officers or change in the responsibility of any current senior executive officer, (v) comply with restrictions on paying or agreeing to pay certain indemnification and severance payments without prior written approval, (vi) submit a written plan to improve management of the Company's liquidity position and funds management practices, (vii) notify the Federal Reserve and DFI no more than 30 days after the end of any quarter in which the capital ratios of the Company or HBC fall below approved capital plan's minimum ratios, together with an acceptable written plan to increase capital ratios to or above the approved capital plan's minimum levels (viii) comply with specified procedures for board (or a committee of the board) approval for the extension, renewal or restructure of any "criticized loan", (ix) submit plans to improve the Company's position on outstanding past due and other problem loans in excess of $2 million, (x) maintain policies and procedures and submit a plan for the maintenance of an adequate allocation for loan losses, and (xi) provide quarterly progress reports to the Federal Reserve and DFI.

        Prior to entering into the written agreement in February 2010, the Company had already ceased paying dividends on its common stock (in the second quarter of 2009), suspended interest payments on its trust preferred securities and related subordinated debt (in the fourth quarter of 2009), and suspended dividend payments on its preferred stock (also in the fourth quarter of 2009).

        The Company is addressing the requirements of the written agreement. The Company has submitted specific plans to the FRB and DFI relating to improving asset quality and credit risk management, improving profitability, liquidity management and a capital plan. The plans are subject to review by and further discussions with the FRB and DFI.

        Failure to comply with the written agreement may subject the Company and HBC to additional supervisory actions and orders.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp ("the Company") and its wholly owned subsidiary, Heritage Bank of Commerce ("HBC" or "the Bank). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the "Company," "Heritage," "we," "us," and "our," in this Report on Form 10-Q refer to Heritage Commerce Corp and Heritage Bank of Commerce.

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

        These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. In addition, our past results of operations do not necessarily indicate our future results. Please see our most recent Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent Quarterly Reports on Form 10-Q and the other information contained in this Report on Form 10-Q for a further discussion of these and other risks and uncertainties applicable to our business. The forward-looking statements could be affected by many factors, including but not limited to:

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

  •
  Changes in legal or regulatory requirements or the results of regulatory examinations that could restrict growth and constrain our activities, including the terms of our written agreement entered into by the Company, the Board of Governors of the Federal Reserve System and the Department of Financial Institutions;

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

Performance Overview

        For the three months ended March 31, 2010, net loss was $4.1 million. Net loss allocable to common shareholders was $4.7 million, or $(0.40) per diluted common share for the first quarter ended March 31, 2010, which included a $5.1 million provision for loan losses and $591,000 in dividends and discount accretion on preferred stock. In the quarter ended March 31, 2009, net loss was $4.0 million. Net loss allocable to common shareholders was $4.5 million, or $(0.38) per diluted common share for the first quarter ended March 31, 2009, which included a $10.4 million provision for loan losses and $585,000 in dividends and discount accretion on preferred stock. The loss before income tax benefit was $4.2 million in the first quarter of 2010, compared to $9.0 million in the first quarter of 2009. The Company's return on average assets was -1.23% and return on average equity was -9.61% for the first quarter of 2010 compared to -1.08% and -8.65% a year ago.

        The following are major factors that impacted the Company's results of operations:

  •
  Net interest income increased 2% to $11.4 million for the first quarter of 2010 from $11.2 million for the first quarter of 2009, primarily due to expansion of the net interest margin.

  •
  The net interest margin increased 46 basis points to 3.81% for the first quarter of 2010, compared with 3.35% for the first quarter of 2009, and increased 20 basis points compared with 3.61% for the fourth quarter of 2009. The increase in the net interest margin was primarily due to lower deposits and borrowing costs.

  •
  The provision for loan losses was $5.1 million for the first quarter of 2010, compared to $10.4 million for the first quarter of 2009.

  •
  Noninterest income increased 4% to $1.7 million for the first quarter of 2010 from $1.6 million for the first quarter of 2009, primarily due to the gain on the sale of loans of $114,000.

  •
  Noninterest expense increased 7% to $12.2 million for the first quarter of 2010 from $11.4 million for the first quarter of 2009. The increase in noninterest expense was primarily due to higher FDIC deposit insurance premiums, professional fees related to problem loans, and expenses related to OREO properties.

  •
  The efficiency ratio was 93.45% for the first quarter of 2010, compared to 88.94% for the first quarter of 2009, primarily due to higher noninterest expenses.

  •
  The income tax benefit for the first quarter of 2010 was $120,000, as compared to an income tax benefit of $5.1 million for the first quarter of 2009. The negative effective income tax rate was 3% for first quarter of 2010, compared to 56% for the first quarter of 2009. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and interest income from tax-free loans.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Total assets decreased by $27.3 million, or 2%, to $1.34 billion at March 31, 2010 from $1.36 billion at December 31, 2009.

  •
  Total loans, excluding loans held-for-sale, decreased $204.1 million, or 17%, to $1.01 billion at March 31, 2010, compared to $1.21 billion at March 31, 2009, and decreased $63.7 million, or 6%, from December 31, 2009. Land and construction loans decreased $90.4 million, or 37%, to $153.8 million at March 31, 2010, compared to $244.2 million at March 31, 2009, and decreased $29.1 million, or 16%, from $182.9 million at December 31, 2009.

  •
  The allowance for loan losses was $26.5 million, or 2.64% of total loans at March 31, 2010, compared to $23.9 million or 1.97% of total loans at March 31, 2009, and $28.8 million, or 2.69% of total loans at December 31, 2009.

  •
  Nonperforming assets were $69.0 million, or 5.17% of total assets at March 31, 2010, compared to $56.9 million or 3.89% of total assets at March 31, 2009 and $64.6 million, or 4.74% of total assets at December 31, 2009.

  •
  Total deposits were $1.08 billion at March 31, 2010, compared to $1.17 billion at March 31, 2009, and $1.09 billion at December 31, 2009.

  •
  The ratio of noncore funding (which consists of time deposits $100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, notes payable and short-term borrowings) to total assets was 26% at March 31, 2010, compared to 30% at March 31, 2009, and 29% at December 31, 2009.

  •
  The loan to deposit ratio was 93.04% at March 31, 2010, compared to 103.82% at March 31, 2009, and 98.24% at December 31, 2009.

  •
  On a consolidated basis, the Company's capital ratios continue to exceed regulatory well-capitalized standards with a leverage ratio of 10.19%, a Tier 1 risk-based capital ratio of 11.88%, and a total risk-based capital ratio of 13.14% at March 31, 2010.

  •
  Heritage Bank of Commerce's capital ratios continue to exceed regulatory well-capitalized standards with a leverage ratio of 10.07%, a Tier 1 risk-based capital ratio of 11.73%, and a total risk-based capital ratio of 13.00% at March 31, 2010

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $174.5 million in brokered deposits at March 31, 2010, compared to $183.5 million at March 31, 2009, and $178.0 million at December 31, 2009. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators decreased to $21.6 million at March 31, 2010, compared to $40.4 million at March 31, 2009, and $23.0 million at December 31, 2009. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations. Deposits at March 31, 2010 were $1.08 billion, compared to $1.17 billion at March 31, 2009, and $1.09 billion at December 31, 2009.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $18.5 million at March 31, 2010, compared to $12.3 million at March 31, 2009 and $38.2 million at December 31, 2009.

        HBC is a participant in the FDIC's Transaction Account Guarantee Program ("TAGP"), which provides HBC's depositors with unlimited FDIC insurance coverage for certain noninterest-bearing transaction accounts. Unless extended by the FDIC, the TAGP will expire on December 31, 2010, at which time the amount of coverage for each depositor will be limited to $250,000. The impact of the TAGP expiration in December 2010 could have an adverse effect on HBC's deposit base.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2010. At March 31, 2010, we had $53.3 million in cash and cash equivalents and approximately $176.3 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $82.8 million in unpledged securities available at March 31, 2010. Our loan to deposit ratio decreased to 93.04% at March 31, 2010, compared to 103.82% at March 31, 2009, and 98.24% at December 31, 2009, primarily due to a reduction in the loan portfolio.

Lending

        Our lending business originates primarily through our branch offices located in our primary market. The Company also has SBA loan production offices in Sacramento, Oakland and Santa Rosa, California. As a result of the weakened economy in our primary service area throughout 2009 and the first quarter of 2010 and loan payoffs, we have seen a contraction in our loan portfolio during the first three months of 2010. Commercial and industrial loans accounted for 39% of the total loan portfolio, and commercial real estate loans (of which 51% are owner occupied) also account for 39% of the total loan portfolio. We have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios has been reduced. Land and construction loans decreased $90.4 million at March 31, 2010, compared to March 31, 2009, and accounted for 15% of our total loan portfolio. Consumer and home equity loans accounted for the remaining 7% of total loans at March 31, 2010.

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

        From January 22, 2008 through December 16, 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 325 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company's loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company's primary funding source, these deposits tend to price more slowly than floating rate loans, which resulted in compression of the Company's net interest margin. The Company's net interest margin has recently expanded in the first quarter of 2010, as the costs of deposits and borrowings have continued to decline.

        The net interest margin is also impacted by the reversal of interest on nonaccrual loans, and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

Management of Credit Risk

        We continue to proactively identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, circumstances can change at any time for loans included in the portfolio that may result in future losses, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate some of which could occur in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions. Additionally, Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation.

        Further discussion of the management of credit risk appears under "Provision for Loan Losses" and "Allowance for Loan Losses."

Noninterest Income

        While net interest income remains the largest single component of total revenues, noninterest income is an important component. Prior to the third quarter of 2007, a significant percentage of the Company's noninterest income was associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. From the third quarter of 2007 through the second quarter of 2009, the Company retained its SBA production. In the third quarter of 2009, the Company began to again sell loans in the secondary market. During the first quarter of 2010, $2.4 million of loans were sold resulting in a net gain on sale of loans of $114,000. Additionally, $3.9 million of SBA loans have been transferred to third parties during the first quarter of 2010. However, these loans are subject to a SBA warranty for a period of 90 days, which under new accounting guidance requires the Company to treat these as secured borrowings during the warranty period. The warranty period for these loans expires in the following quarter. Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met. The Company has deferred gains of $210,000 associated with these loans, which are included in other liabilities on the consolidated balance sheets. We expect to continue to sell loans in the secondary market in 2010 to enhance liquidity and improve noninterest income. Other sources of noninterest income include loan servicing fees, service charges and fees, and cash surrender value from company owned life insurance policies.

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Over the last several quarters the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Nonetheless, noninterest expense increased in the first quarter of 2010 compared to the first quarter of 2009, due to a substantial increase in FDIC deposit insurance premiums, professional fees related to problem loans, and expenses related to other real estate owned ("OREO"). The Company's efficiency ratio was 93.45% in the first quarter of 2010 compared to 88.94% in the first quarter of 2009. The efficiency ratio increased in 2010 primarily due to higher noninterest expense.

Capital Management

        As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

        At March 31, 2010, HBC's total risk-based capital ratio was 13.0%, compared to the 10% regulatory requirement for well-capitalized banks under the regulatory framework for prompt corrective actions. HBC's Tier 1 risk-based capital ratio of 11.7% and our leverage ratio of 10.1% at March 31, 2010 also exceeded regulatory guidelines for well-capitalized banks under the prompt corrective actions framework. On a consolidated basis, the Company has a leverage ratio of 10.2%, a Tier 1 risk-based capital ratio of 11.9%, and a total risk-based capital ratio of 13.1% at March 31, 2010.

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

RESULTS OF OPERATIONS

        The Company earns income from two primary sources. The first is net interest income, which is interest income generated by earning assets less interest expense on interest-bearing liabilities. The second is noninterest income, which primarily consists of gains on the sale of loans, loan servicing fees, customer service charges and fees, the increase in cash surrender value of life insurance, and gains on the sale of securities. The majority of the Company's noninterest expenses are operating costs that relate to providing a full range of banking services to our customers.

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

Distribution, Rate and Yield

	For the Three Months Ended March 31, 2010			For the Three Months Ended March 31, 2009
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross	$1,063,928	$13,174	5.02%	$1,236,361	$15,030	4.93%
Securities	127,004	1,162	3.71%	110,169	999	3.68%
Federal funds sold	102	—	0.00%	176	—	0.00%
Interest bearing deposits in other financial institutions	17,601	10	0.23%	5,215	4	0.31%

Total interest earning assets	1,208,635	14,346	4.81%	1,351,921	16,033	4.81%

Cash and due from banks	21,132			24,481
Premises and equipment, net	8,957			9,468
Goodwill and other intangible assets	46,714			47,349
Other assets	68,593			51,325

Total assets	$1,354,031			$1,484,544

Liabilities and shareholders' equity:
Deposits:
Demand, interest bearing	$149,360	86	0.23%	$136,317	99	0.29%
Savings and money market	301,634	398	0.54%	346,857	792	0.93%
Time deposits—under $100	39,564	148	1.52%	46,108	296	2.60%
Time deposits—$100 and over	132,371	499	1.53%	176,837	874	2.00%
Time deposits—CDARS	19,373	53	1.11%	10,829	47	1.76%
Time deposits—brokered	177,420	1,180	2.70%	193,123	1,922	4.04%
Subordinated debt	23,702	466	7.97%	23,702	500	8.56%
Securities sold under agreement to repurchase	22,722	131	2.34%	32,722	243	3.01%
Note payable	—	—	N/A	10,278	82	3.24%
Short-term borrowings	20,860	16	0.31%	39,622	26	0.27%

Total interest bearing liabilities	887,006	2,977	1.36%	1,016,395	4,881	1.95%

Demand, noninterest bearing	254,415			253,481
Other liabilities	38,821			29,244

Total liabilities	1,180,242			1,299,120
Shareholders' equity	173,789			185,424

Total liabilities and shareholders' equity	$1,354,031			$1,484,544

Net interest income / margin		$11,369	3.81%		$11,152	3.35%

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

Volume and Rate Variances

	Three Months Ended March 31, 2010 vs. 2009 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(2,130)	$274	$(1,856)
Securities	154	9	163
Federal funds sold	—	—	—
Interest bearing deposits in other financial institutions	7	(1)	6

Total interest income from interest earnings assets	$(1,969)	$282	$(1,687)

Expense on interest bearing liabilities:
Demand, interest bearing	$9	$(22)	$(13)
Savings and money market	(64)	(330)	(394)
Time deposits—under $100	(25)	(123)	(148)
Time deposits—$100 and over	(168)	(207)	(375)
Time deposits—CDARS	23	(17)	6
Time deposits—brokered	(106)	(636)	(742)
Subordinated debt	—	(34)	(34)
Securities sold under agreement to repurchase	(58)	(54)	(112)
Note payable	—	(82)	(82)
Short-term borrowings	(14)	4	(10)

Total interest expense on interest bearing liabilities	$(403)	$(1,501)	$(1,904)

Net interest income	$(1,566)	$1,783	$217

        Net interest income for the first quarter of 2010 increased $217,000, or 2% from first quarter of 2009. The increase in 2010 was primarily due to a 46 basis point increase in the net interest margin, offset by a $143.3 million reduction in earning assets. The Company's net interest margin, expressed as a percentage of average earning assets, expanded to 3.81% in the first quarter of 2010 compared to 3.35% in the first quarter of 2009, which was primarily due to a 59 basis point decline in the average cost of funds.

        A substantial portion of the Company's earning assets are variable-rate loans that re-price when the Company's prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This causes the Company's balance sheet to be asset-sensitive, which means that all else being equal, the Company's net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising.

Provision for Loan Losses

        Credit risk is inherent in the business of making loans. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of the Company's allowance for loan losses and charging the shortfall, if any, to the current quarter's expense. This has the effect of creating variability in the amount and frequency of charges to the Company's earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area.

        In the first quarter of 2010, the Company had a provision for loan losses of $5.1 million compared to $10.4 million in the first quarter of 2009. The decrease in provision for loan losses in the first quarter of 2010 compared to the same period in 2009 reflects lower charge-offs and reduced exposure and overall credit risk on land and construction loans for the period ended March 31, 2010. Improvement in charge-offs from period to period was offset by an increase in the volume of classified and nonperforming loans caused by continued challenging conditions in commercial lending and the residential housing market, and the prolonged downturn in the overall economy. We believe credit challenges could continue until the current economic cycle improves, particularly for our residential and commercial land and construction loan portfolios. We continue to aggressively monitor delinquencies and proactively review the credit exposure of our loan portfolio to minimize and mitigate potential losses.

        Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2010 versus 2009
	2010	2009	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$548	$571	$(23)	-4%
Servicing income	421	420	1	0%
Increase in cash surrender value of life insurance	409	412	(3)	-1%
Gain on sale of loans	114	—	114	N/A
Other	192	220	(28)	-13%

Total noninterest income	$1,684	$1,623	$61	4%

        The increase in noninterest income in the first quarter of 2010 compared to the first quarter of 2009 was primarily attributable to a gain on sale of loans of $114,000. Other sources of noninterest income include loan servicing fees, service charges and fees, and the cash surrender value from company owned life insurance policies.

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

During the first quarter of 2010, loans were sold resulting in a gain on sale of $114,000, compared to no gain on loan sales in the first quarter of 2009. We expect to continue to sell loans in the secondary market in 2010 to enhance liquidity and improve noninterest income.

        The servicing assets that result from the sale of SBA loans, with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        The increase in cash surrender value of life insurance approximates a 3.92% after tax yield on the policies. To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2010 versus 2009
	2010	2009	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,881	$6,458	$(577)	-9%
Professional fees	1,278	913	365	40%
FDIC deposit insurance premiums	1,191	707	484	68%
Occupancy and equipment	959	916	43	5%
Other real estate owned expense	418	63	355	563%
Insurance expense	256	59	197	334%
Software subscription	234	196	38	19%
Low income housing investment losses	225	214	11	5%
Data processing	212	229	(17)	-7%
Other	1,544	1,607	(63)	-4%

Total noninterest expense	$12,198	$11,362	$836	7%

        The following table indicates the percentage of noninterest expense in each category:

	For The Three Months Ended March 31,
	2010	Percent of Total	2009	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,881	48%	$6,458	57%
Professional fees	1,278	10%	913	8%
FDIC deposit insurance premiums	1,191	10%	707	6%
Occupancy and equipment	959	8%	916	8%
Other real estate owned expense	418	3%	63	1%
Insurance expense	256	2%	59	1%
Software subscription	234	2%	196	2%
Low income housing investment losses	225	2%	214	2%
Data processing	212	2%	229	2%
Other	1,544	13%	1,607	14%

Total noninterest expense	$12,198	100%	$11,362	100%

        Salaries and employee benefits, the single largest component of noninterest expense, decreased 9%, or $577,000 for the first quarter of 2010 from the same period in 2009, primarily due to a reduction in force implemented in the fourth quarter of 2009. Full-time equivalent employees were 201 and 220 at March 31, 2010 and 2009, respectively.

        Professional fees increased 40% or $365,000 for the first quarter of 2010 from the same period in 2009. The increase in professional fees was primarily due to legal fees related to loan workouts and litigation and increased expenses for bank regulatory compliance.

        FDIC deposit insurance premiums increased 68% or $484,000 for the first quarter of 2010 compared to the same period in 2009, due to an increase in the FDIC deposit assessment rate.

        OREO expense increased 563%, or $355,000 in the first quarter of 2010, compared to the same period in 2009 due to the write-down of an OREO property.

        Insurance expense increased 334% or $197,000 for 2010 compared to the same period in 2009, primarily due to an increase in the directors and officers insurance premiums.

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

        The Company's Federal and state income tax benefit in the first quarter of 2010 was $120,000, as compared to $5.1 million in the first quarter of 2009. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2010	2009
Effective income tax rate	-2.8%	-56.1%

        The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships and investments in tax-free municipal loans.

        Tax-exempt interest income is generated primarily by the Company's investments in state, county and municipal loans and securities, which provided $77,000 and $78,000 in federal tax-exempt income in the first quarter of 2010 and 2009, respectively. Although not reflected in the investment portfolio, the Company also has total investments of $5.2 million in low-income housing limited partnerships as of March 31, 2010. These investments have generated annual tax credits of approximately $1.1 million in each of the years ended December 31, 2008 and 2009. The investments are expected to generate an additional $4.1 million in aggregate tax credits from 2010 through 2016; however, the amount of the credits are dependent upon the occupancy level of the housing projects and income of the tenants and cannot be projected with certainty.

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse. At March 31, 2010, the Company had a net deferred tax asset of approximately $22.1 million, compared to $17.8 million at March 31, 2009, and $22.4 million at December 31, 2009.

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards and the net operating loss carryforwards for California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. In assessing the realization of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income, including tax planning strategies, during the periods in which those temporary differences become deductible. The Company estimates that it has sufficient forecasted future taxable income, as well as various tax planning strategies which could be implemented to generate taxable income in future taxable periods, to support the balance of deferred tax assets. Based on these factors, the Company believes it is more likely than not that the Company will realize the benefits of these deductible differences and, therefore, no valuation allowance for deferred tax assets was recorded at March 31, 2010 and December 31, 2009.

FINANCIAL CONDITION

        As of March 31, 2010, total assets were $1.34 billion, compared to $1.46 billion as of March 31, 2009, and $1.36 billion at December 31, 2009. Total securities available-for-sale (at fair value) were $139.4 million, an increase of 43% from $97.3 million at March 31, 2009, and an increase of 27% from $110.0 million at December 31, 2009. The total loan portfolio, excluding loans held-for-sale, was $1.01 billion, a decrease of 17% from $1.21 billion at March 31, 2009, and a decrease of 6% from $1.07 billion at December 31, 2009. Total deposits decreased 7% to $1.08 billion at March 31, 2010, from $1.17 million at March 31, 2009, and decreased 1% from $1.09 billion at December 31, 2009. Securities sold under agreement to repurchase decreased 33% to $20.0 million at March 31, 2010, from $30.0 million at March 31, 2009, and decreased 20% from $25.0 million at December 31, 2009.

Securities Portfolio

        The following table reflects the estimated fair values for each category of securities at the dates indicated:

	March 31,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$—	$15,491	$—
U.S. Government Sponsored Entities	1,997	8,638	1,973
Mortgage-Backed Securities—Residential	132,457	66,027	102,546
Municipals—Tax Exempt	—	698	—
Collateralized Mortgage Obligations—Residential	4,933	6,486	5,447

Total	$139,387	$97,340	$109,966

        The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2010:

	March 31, 2010 Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Government Sponsored Entities	$—	—	$1,997	2.20%	$—	—	$—	—	$1,997	2.20%
Mortgage-Backed Securities—Residential	6	5.96%	39,893	4.38%	87,783	3.69%	4,775	5.23%	132,457	3.95%
Collateralized Mortgage Obligations—Residential	3,933	4.80%	1,000	6.68%	—	0.00%	—	—	4,933	5.18%

Total	$3,939	4.80%	$42,890	4.33%	$87,783	3.69%	$4,775	5.23%	$139,387	3.97%

        The securities portfolio is the second largest component of the Company's interest-earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; (iii) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans; and (iv) it can enhance the Company's tax position by providing partially tax exempt income.

        The Company's securities are all currently classified under existing accounting rules as "available-for-sale" to allow flexibility for the management of the portfolio. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities.

        The Company's portfolio is historically comprised primarily of: (i) U.S. Treasury securities and U.S. Government sponsored entities' debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio.

        U.S. Treasury and U.S. Government sponsored entities securities decreased $22.1 million from $24.1 million at March 31, 2009 to $2.0 million at March 31, 2010 and December 31, 2009. The Company increased its holding of mortgage-back securities $66.4 million to $132.5 million at March 31, 2010, from $66.0 million at March 31, 2009, and increased $29.9 million from $102.5 million at December 31, 2009 to take advantage of higher yields and offset some of the contraction in the loan portfolio. No securities of a single issuer exceeded 10% of shareholders' equity at March 31, 2010. The Company has no direct exposure to so-called subprime loans or securities, nor does it own any Fannie Mae or Freddie Mac equity securities. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

        The Company's loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 75% of total assets at March 31, 2010, as compared to 83% at March 31, 2009. The ratio of loans to deposits decreased to 93.04% at March 31, 2010 from 103.82% at March 31, 2009.

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated.

Loan Distribution

	March 31, 2010		March 31, 2009		December 31, 2009
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$395,399	39%	$500,616	41%	$427,177	40%
Real estate—mortgage	393,168	39%	406,182	34%	400,731	37%
Real estate—land and construction	153,811	15%	244,181	20%	182,871	17%
Home equity	51,369	6%	54,011	5%	51,368	5%
Consumer	11,943	1%	4,025	0%	7,181	1%

Total loans	1,005,690	100%	1,209,015	100%	1,069,328	100%
Deferred loan costs	755	—	1,556	—	785	—

Loans, net of deferred costs	1,006,445	100%	1,210,571	100%	1,070,113	100%

Allowance for loan losses	(26,527)		(23,900)		(28,768)

Loans, net	$979,918		$1,186,671		$1,041,345

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the balance in land development and construction and home equity and consumer loans. The decrease in the Company's loan portfolio in the first quarter of 2010 from the first and fourth quarters of 2009 is due to diminished loan demand, and loan payoffs exceeding draw downs of loan commitments. Outstanding loan balances to total loan commitments were 75% at March 31, 2010, and March 31, 2009, and 77% at December 31, 2009. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 59% of its gross loans were secured by real property at March 31, 2010 and December 31, 2009, compared to 58% at March 31, 2009. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). Prior to the third quarter of 2007, the guaranteed portion of these loans were sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan was sold, the Company retained the servicing rights for the sold portion. From the third quarter of 2007 through the first quarter of 2009, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans. During the second quarter of 2009, the Company transferred $20.5 million of SBA loans to loans held-for-sale to enhance its liquidity and improve noninterest income in future periods. During the first quarter of 2010, loans were sold resulting in a gain on sale of $114,000.

        As of March 31, 2010, real estate mortgage loans of $393 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial property. The real estate mortgage loans at March 31, 2010 consist of $199 million, or 51%, of owner occupied properties, $148 million, or 38%, of investment properties, and $46 million, or 11% in other properties. Properties securing the commercial real estate mortgage loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $31.9 million and $53.2 million at March 31, 2010, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans as of March 31, 2010. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2010, approximately 67% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$268,054	$41,635	$85,710	$395,399
Real estate—mortgage	127,480	217,860	47,828	393,168
Real estate—land and construction	132,672	21,139	—	153,811
Home equity	49,228	74	2,067	51,369
Consumer	11,581	362	—	11,943

Loans	$589,015	$281,070	$135,605	$1,005,690

Loans with variable interest rates	$515,200	$70,780	$88,688	$674,668
Loans with fixed interest rates	73,815	210,290	46,917	331,022

Loans	$589,015	$281,070	$135,605	$1,005,690

Loan Servicing

        As of March 31, 2010 and 2009, $164 million and $144 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Beginning of period balance	$1,067	$1,013
Additions	93	—
Amortization	(123)	(145)

End of period balance	$1,037	$868

        Loan servicing rights are included in Accrued Interest and Other Assets on the balance sheet and reported net of amortization. There was no valuation allowance as of March 31, 2010 and 2009, as the fair market value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Beginning of period balance	$2,466	$2,248
Additions	—	—
Amortization	(72)	(103)
Unrealized holding gain	(379)	108

End of period balance	$2,015	$2,253

Nonperforming Assets

        Financial institutions generally have a certain level of exposure to credit quality risk, and could potentially receive less than a full return of principal and interest if a debtor becomes unable or unwilling to repay. Since loans are the most significant assets of the Company and generate the largest portion of its revenues, the Company's management of credit quality risk is focused primarily on loan quality. Banks have generally suffered their most severe earnings declines as a result of customers' inability to generate sufficient cash flow to service their debts and/or downturns in national and regional economies and declines in overall asset values including real estate. In addition, certain debt securities that the Company may purchase have the potential of declining in value if the obligor's financial capacity to repay deteriorates.

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

        Nonperforming assets are comprised of the following: loans for which the Company is no longer accruing interest; restructured loans; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and OREO from foreclosures. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income, and begins recognizing interest income only as cash interest payments are received as long as the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO was $1.8 million at March 31, 2010, compared to $802,000 at March 31, 2009.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	March 31,		December 31,
	2010	2009	2009
	(Dollars in thousands)
Nonaccrual loans	$65,026	$54,291	$59,480
Restructured and loans 90 days past due and still accruing	2,176	1,774	2,895

Total nonperforming loans	67,202	56,065	62,375
Other real estate owned	1,835	802	2,241

Total nonperforming assets	$69,037	$56,867	$64,616

Nonperforming assets as a percentage of total loans plus other real estate owned	6.85%	4.69%	6.03%

        Primarily due to the general economic slowdown and a softening of the real estate market, nonperforming assets at March 31, 2010 increased $12.2 million, or 21%, from March 31, 2009, and increased by $4.4 million or 7%, compared to December 31, 2009. Both the general economic slowdown and soft real estate markets are expected to continue at least into the first half of 2010 in some geographic sub-markets and price points. Real estate assets within the revised federal mortgage guidelines have become available to refinance and investors are coming to the market to purchase commercial real estate assets, but at higher investor returns than have been in the market historically.

        The following table provides nonperforming loans by loan type as of March 31, 2010:

	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$14,933	$1,876	$16,809
Real estate—mortgage	21,499	—	21,499
Real estate—land and construction	28,279	—	28,279
Home equity	—	300	300
Consumer	315	—	315

Total	$65,026	$2,176	$67,202

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

        Specific allowances are established for impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including scheduled interest payments. Loans for which the terms have been modified with a concession granted, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral, less costs to sell, if the loan is collateral dependent or on the present value of expected future cash flows or values that are observable in the secondary market. If the measure of the impaired loans is less than the investment in the loan, the deficiency will be charged off against the allowance for loan losses if the amount is a confirmed loss, or, alternatively, a specific allocation within the allowance will be established. Loans that are considered impaired are specifically excluded from the formula portion of the allowance for loan losses analysis.

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

        Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, net of SBA guarantees, was $169.4 million at March 31, 2010, $152.2 million at March 31, 2009, and $164.1 million, at December 31, 2009. Management of the level of classified loans will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

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

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the Three Months Ended March 31,		For the Year Ended December 31,
	2010	2009	2009
	(Dollars in thousands)
Balance, beginning of period / year	$28,768	$25,007	$25,007
Net (charge-offs) recoveries	(7,336)	(11,527)	(30,167)
Provision for loan losses	5,095	10,420	33,928

Balance, end of period / year	$26,527	$23,900	$28,768

RATIOS:
Net (charge-offs) recoveries to average loans	-2.83%	-3.78%	-2.59%
Allowance for loan losses to total loans	2.64%	1.97%	2.69%
Allowance for loan losses to nonperforming loans	39.47%	42.63%	46.12%

        Net loans charged-off reflects the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses. Net charge-offs were $7.3 million in the first quarter of 2010, as compared to net charge-offs of $11.5 million in the first quarter of 2009. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

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

        Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess. After performing Step 2, with the assistance of the same independent valuation firm, the Company determined that the implied fair value of goodwill was greater than the carrying value, resulting in no impairment charge in 2009.Because of concerns about the Company's stock price and banking industry in general, goodwill was tested for impairment as of March 31, 2010 with the assistance of an independent valuation firm. Based on the assessment, management concluded that there was no impairment of goodwill at March 31, 2010.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2010		March 31, 2009		December 31, 2009
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand Deposits—Noninterest Bearing	$261,047	24%	$254,823	22%	$260,840	24%
Demand Deposits—Interest Bearing	150,923	14%	133,183	11%	146,828	13%
Savings and Money Market	306,688	28%	358,848	31%	295,404	27%
Time Deposits—under $100	38,856	4%	46,078	4%	40,197	4%
Time Deposits—$100 and over	131,220	12%	177,308	15%	129,831	12%
Time Deposits—CDARS	18,490	2%	12,272	1%	38,154	4%
Time Deposits—brokered	174,471	16%	183,491	16%	178,031	16%

Total deposits	$1,081,695	100%	$1,166,003	100%	$1,089,285	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. At March 31, 2010 and 2009, less than 1% and 4% of deposits were from public sources, respectively.

        The decrease in deposits was primarily due to decreases in savings and money market deposits as a result of lower balances in title insurance company, escrow, and real estate exchange facilitators' accounts and lower time deposits, $100,000 and over. At March 31, 2010, title insurance company, escrow, and real estate exchange facilitators' accounts decreased $18.8 million, or 47% compared to March 31, 2009. Time deposits $100,000 and over decreased $46.1 million, or 26% from March 31, 2009, primarily due to the withdrawal of public deposits.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, including CDARS and brokered deposits of $100,000 and over, as of March 31, 2010:

	March 31, 2010
	Balance	% of Total
	(Dollars in thousands)
Three months or less	$100,899	31%
Over three months through six months	63,915	20%
Over six months through twelve months	104,354	32%
Over twelve months	53,972	17%

Total	$323,140	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, dividend payout, and average equity to average assets for the first quarter of 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Return on average assets	-1.23%	-1.08%
Return on average tangible assets	-1.28%	-1.12%
Return on average equity	-9.61%	-8.65%
Return on average tangible equity	-13.15%	-11.62%
Dividend payout ratio(1)	N/A	-5.20%
Average equity to average assets ratio	12.83%	11.49%

(1)
Percentage is calculated based on dividends paid on common stock divided by net income (loss) available to common shareholders.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $327.9 million at March 31, 2010, as compared to $407.2 million at March 31, 2009. Unused commitments represented 33% and 34% of outstanding gross loans at March 31, 2010 and 2009, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	March 31,
	2010		2009		December 31, 2009
	(Dollars in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit and commitments to make loans	$9,752	$298,031	$16,603	$371,407	$10,540	$297,900
Standby letters of credit	457	19,671	2,690	16,460	557	19,218

	$10,209	$317,702	$19,293	$387,867	$11,097	$317,118

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

        Since March 31, 2009, the Company had loan contraction of $193.0 million, including loans held-for-sale, and it has experienced an improvement in its liquidity position. One of the more important measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio improved to 93.04% at March 31, 2010 compared to 103.82% at March 31, 2009.

FHLB and FRB Borrowings & Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. At March 31, 2010, the Company had no overnight borrowings from the FHLB. At March 31, 2009, the Company had $32.0 million of overnight borrowings from the FHLB, bearing interest at 0.21%. At December 31, 2009, the Company had $20.0 million of overnight borrowings from the FHLB, bearing interest at 0.04%. The Company had $167.8 million of loans pledged to the FHLB as collateral on an available line of credit of $115.7 million at March 31, 2010.

        The Company can also borrow from FRB's discount window. The Company had $59.1 million of loans pledged to the FRB as collateral on an available line of credit of $30.6 million at March 31, 2010, none of which was outstanding.

        At March 31, 2010, the Company had Federal funds purchase arrangements available of $30.0 million. There were no Federal funds purchased outstanding at March 31, 2010, March 31, 2009, or December 31, 2009.

        The Company also had a $3.9 million unsecured borrowing at March 31, 2010. Secured borrowings represent the guaranteed portions of SBA 7a loans transferred to third parties subject to a SBA warranty for a period of 90 days. This requires the Company to treat these as secured borrowings during the warranty period. The warranty period for these loans expires in the following quarter. Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met.

        The Company also utilizes securities sold under repurchase agreements to manage our liquidity position. Repurchase agreements are accounted for as collateralized financial transactions and are secured by mortgage-backed securities carried at an amortized cost of approximately $25.4 million at March 31, 2010, and approximately $33.7 million at March 31, 2009. Securities sold under agreements to repurchase totaled $20.0 million at March 31, 2010, compared to $30.0 million at March 31, 2009, and $25.0 million at December 31, 2009.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	March 31,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Average balance year-to-date	$43,582	$82,622	$56,269
Average interest rate year-to-date	1.37%	1.73%	1.65%
Maximum month-end balance during the period	$73,000	$101,000	$122,000
Average rate at period-end	2.30%	1.42%	1.32%

Capital Resources

        At March 31, 2010, the Company had total shareholders' equity of $168.1 million, including $38.3 million in preferred stock, and $2.4 million of accumulated other comprehensive loss.

        The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently consists of total shareholders' equity (excluding accumulated other comprehensive income or loss) and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and other intangible assets and disallowed deferred tax assets. Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	March 31,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$131,507	$151,970	$134,833
Tier 2 Capital	13,999	16,359	14,720

Total risk-based capital	$145,506	$168,329	$149,553

Risk-weighted assets	$1,107,092	$1,300,876	$1,163,125
Average assets (regulatory purposes)	$1,290,135	$1,428,747	$1,341,670

				Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	13.1%	12.9%	12.9%	8.00%
Tier 1 risk-based capital	11.9%	11.7%	11.6%	4.00%
Leverage(1)	10.2%	10.6%	10.1%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	March 31,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$129,936	$147,629	$133,216
Tier 2 Capital	14,005	16,409	14,743

Total risk-based capital	$143,941	$164,038	$147,959

Risk-weighted assets	$1,107,571	$1,304,914	$1,165,014
Average assets (regulatory purposes)	$1,290,438	$1,432,872	$1,344,407

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	13.0%	12.6%	12.7%	10.00%	8.00%
Tier 1 risk-based capital	11.7%	11.3%	11.4%	6.00%	4.00%
Leverage(1)	10.1%	10.3%	9.9%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority. In April 2010, we submitted a written plan for sufficient capitalization of both HBC and the Company (on a consolidated basis), based on their respective risk profiles to the Federal Reserve and DFI.

        At March 31, 2010 and 2009, and December 31, 2009, the Company's and HBC's capital met all minimum regulatory requirements. As of March 31, 2010, HBC was considered "Well-Capitalized" under the prompt corrective action provisions.

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

        The Company applies a market value ("MV") methodology to gauge its interest rate risk exposure as derived from its simulation model. Generally, MV is the discounted present value of the difference between incoming cash flows on interest-earning assets and other investments and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the MV which would result from a theoretical 100 and 200 basis point (1 basis point equals 0.01%) change in market interest rates. Both a 100 and 200 basis point increase and a 100 and 200 basis point decrease in market rates are considered.

        At March 31, 2010, it was estimated that the Company's MV would increase 11.20% in the event of a 200 basis point increase in market interest rates. In the event of a 100 point increase in market interest rate, the Company's MV would increase 6.12% at the same date. The Company's MV at the same date would decrease 19.44% in the event of a 200 basis point decrease in applicable interest rates. In the event of a 100 point decrease in market interest rate, the Company's MV would decrease 9.16% at the same date

        Presented below, as of March 31, 2010 and 2009, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 100 and 200 basis points in applicable interest rates:

	March 31, 2010				March 31, 2009
			Market Value as a % of Present Value of Assets				Market Value as a % of Present Value of Assets
	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+200 bp	$22,577	11.20%	16.8%	169	$26,074	12.82%	15.7%	179
+100 bp	$12,347	6.12%	16.0%	93	$13,967	6.87%	14.9%	96
0 bp	$—	0.00%	15.1%	—	$—	0.00%	14.0%	—
-100 bp	$(18,469)	9.16%	13.7%	(138)	$(22,562)	-11.10%	12.4%	(155)
-200 bp	$(39,196)	-19.44%	12.3%	(279)	$(46,649)	-22.94%	10.8%	(320)

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2009. There are no changes to these policies as of March 31, 2010.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2010. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of March 31, 2010, the period covered by this report on Form 10-Q.

        During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

 Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

        A description of the risk factors associated with our business is contained in Part I, Item 1A, "Risk Factors," of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. There are no material changes in the "Risk Factors" previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There was no submission of matters to a vote of security holders during the three months ended March 31, 2010.

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
3.2	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report or Form 10-K filed on March 17, 2010)
4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed November 26, 2008)
4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

Exhibit	Description
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
May 11, 2010 Date	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
May 11, 2010 Date	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
3.2	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report or Form 10-K filed on March 17, 2010)
4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed November 26, 2008)
4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350