Form 10-Q
period 2010-06-30
HERITAGE COMMERCE CORP
filed 2010-08-06
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
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

        The Registrant had 11,820,509 shares of Common Stock outstanding on July 31, 2010.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp

Consolidated Balance Sheets (Unaudited)

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Cash and due from banks	$108,310	$45,372
Federal funds sold	100	100
Interest-bearing deposits in other financial institutions	90	90

Total cash and cash equivalents	108,500	45,562
Securities available-for-sale, at fair value	142,212	109,966
Loans held-for-sale—SBA, at lower of cost or market, including deferred costs	12,291	10,742
Loans held-for-sale—Other, at lower of cost or market, including deferred costs	17,079	—
Loans, including deferred costs	937,773	1,070,113
Allowance for loan losses	(26,753)	(28,768)

Loans, net	911,020	1,041,345
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	8,299	8,454
Company owned life insurance	42,827	42,313
Premises and equipment, net	8,726	9,006
Goodwill	—	43,181
Intangible assets	3,302	3,589
Accrued interest receivable and other assets	49,504	49,712

Total assets	$1,303,760	$1,363,870

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest bearing	$249,017	$260,840
Demand, interest-bearing	153,173	146,828
Savings and money market	281,619	295,404
Time deposits—under $100	38,201	40,197
Time deposits—$100 and over	133,443	129,831
Time deposits—CDARS	18,240	38,154
Time deposits—brokered	163,732	178,031

Total deposits	1,037,425	1,089,285
Securities sold under agreement to repurchase	20,000	25,000
Subordinated debt	23,702	23,702
Short-term borrowings	3,992	20,000
Accrued interest payable and other liabilities	32,997	33,578

Total liabilities	1,118,116	1,191,565
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series A fixed rate cumulative preferred stock, 40,000 shares issued and outstanding (liquidation preference of $1,000 per share plus accrued dividends)	39,846	39,846
Discount on Series A preferred stock	(1,415)	(1,598)
Series B mandatorily convertible cumulative perpetual preferred stock, 53,996 shares issued and outstanding at June 30, 2010 and none at December 31, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	50,385	—
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at June 30, 2010 and none at December 31, 2009 (liquidation preference of $1,000 per share plus accrued dividends)	19,599	—
Common stock, no par value; 60,000,000 shares authorized; 11,820,509 shares issued and outstanding	80,810	80,222
Retained earnings / (Accumulated deficit)	(3,012)	56,389
Accumulated other comprehensive loss	(569)	(2,554)

Total shareholders' equity	185,644	172,305

Total liabilities and shareholders' equity	$1,303,760	$1,363,870

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Operations (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$12,737	$14,862	$25,911	$29,892
Securities, taxable	1,459	954	2,622	1,949
Securities, non-taxable	—	4	—	8
Interest-bearing deposits in other financial institutions	16	4	26	8

Total interest income	14,212	15,824	28,559	31,857
Interest expense:
Deposits	2,157	3,394	4,521	7,424
Subordinated debt	468	487	934	987
Repurchase agreements	113	227	244	469
Short-term borrowings	46	27	63	54
Note payable	—	—	—	82

Total interest expense	2,784	4,135	5,762	9,016

Net interest income before provision for loan losses	11,428	11,689	22,797	22,841
Provision for loan losses	18,600	10,704	23,695	21,124

Net interest income (loss) after provision for loan losses	(7,172)	985	(898)	1,717
Noninterest income:
Service charges and fees on deposit accounts	579	537	1,128	1,108
Servicing income	425	408	846	828
Increase in cash surrender value of life insurance	413	415	822	827
Gain on sale of loans	163	—	277	—
Other	298	241	489	461

Total noninterest income	1,878	1,601	3,562	3,224
Noninterest expense:
Salaries and employee benefits	5,491	5,643	11,373	12,101
Professional fees	1,144	1,229	2,421	2,142
FDIC deposit insurance premiums	1,019	1,220	2,210	1,959
Occupancy and equipment	983	972	1,942	1,888
Insurance expense	269	131	525	190
Software subscription	252	217	486	413
Data processing	219	260	430	489
Low income housing investment losses	133	210	358	424
Other real estate owned expense	69	107	488	170
Impairment of goodwill	43,181	—	43,181	—
Other	1,792	2,091	3,337	3,666

Total noninterest expense	54,552	12,080	66,751	23,442

Loss before income taxes	(59,846)	(9,494)	(64,087)	(18,501)
Income tax benefit	(5,753)	(4,113)	(5,874)	(9,165)

Net loss	(54,093)	(5,381)	(58,213)	(9,336)
Dividends and discount accretion on preferred stock	(1,009)	(591)	(1,600)	(1,176)

Net loss allocable to common shareholders	$(55,102)	$(5,972)	$(59,813)	$(10,512)

Loss per common share:
Basic	$(4.66)	$(0.51)	$(5.06)	$(0.89)
Diluted	$(4.66)	$(0.51)	$(5.06)	$(0.89)

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

Six Months Ended June 30, 2010 and 2009

	Preferred Stock			Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
								Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2009	40,000	$39,846	$(1,946)	11,820,509	$78,854	$67,804	$(291)	$184,267
Net loss	—	—	—	—	—	(9,336)	—	(9,336)	$(9,336)
Net change in unrealized gain on securities available-for-sale and interest-only strips, net of deferred income taxes	—	—	—	—	—	—	157	157	157
Net increase in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	—	66	66	66

Total comprehensive loss									$(9,113)

Amortization of restricted stock award	—	—	—	—	76	—	—	76
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,006)	—	(1,006)
Accretion of discount on Series A preferred stock	—	—	170	—	—	(170)	—	—
Cash dividend declared on common stock, $0.02 per share	—	—	—	—	—	(236)	—	(236)
Stock option expense	—	—	—	—	663	—	—	663
Income tax effect of restricted stock award vesting	—	—	—	—	(69)	—	—	(69)

Balance, June 30, 2009	40,000	$39,846	$(1,776)	11,820,509	$79,524	$57,056	$(68)	$174,582

Balance, January 1, 2010	40,000	$39,846	$(1,598)	11,820,509	$80,222	$56,389	$(2,554)	$172,305
Net loss	—	—	—	—	—	(58,213)	—	(58,213)	$(58,213)
Net change in unrealized gain/loss on securities available-for-sale and interest-only strips, net of deferred income taxes	—	—	—	—	—	—	1,848	1,848	1,848
Net increase in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	—	137	137	137

Total comprehensive loss									$(56,228)

Issuance of Series B manditorily convertible cumulative perpetual preferred stock, net of issuance costs	53,996	50,385					—	50,385
Issuance of Series C convertible perpetual preferred stock, net of issuance costs	21,004	19,599					—	19,599
Amortization of restricted stock award	—	—	—	—	77	—	—	77
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,005)	—	(1,005)
Accretion of unearned discount on Series A preferred stock	—	—	183	—	—	(183)	—	—
Stock option expense	—	—	—	—	586	—	—	586
Income tax effect of restricted stock award vesting	—	—	—	—	(75)	—	—	(75)

Balance, June 30, 2010	115,000	$109,830	$(1,415)	11,820,509	$80,810	$(3,012)	$(569)	$185,644

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,213)	$(9,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	402	400
Provision for loan losses	23,695	21,124
Stock option expense	586	663
Amortization of other intangible assets	287	321
Amortization of restricted stock award	77	76
Amortization (accretion) of discounts and premiums on securities	(137)	81
Writedowns and losses (gains) on sale of foreclosed assets, net	416	(62)
Gain on sale of SBA loans	(277)	—
Proceeds from sale of SBA loans	5,504	—
Net change in SBA loans originated held-for-sale	(9,167)	—
Increase in cash surrender value of life insurance	(822)	(827)
Goodwill impairment	43,181	—
Effect of changes in:
Accrued interest receivable and other assets	(2,821)	(8,189)
Accrued interest payable and other liabilities	(1,349)	(1,940)

Net cash provided by operating activities	1,362	2,311

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	91,493	47,859
Net change in loans previously transferred to held-for-sale	(630)	—
Purchases of securities available-for-sale	(39,351)	(24,993)
Maturities/Paydowns/Calls of securities available-for-sale	10,333	27,769
Purchase of premises and equipment	(122)	(195)
Redemption (Purchase) of restricted stock and other investments	155	(618)
Proceeds from sale of SBA loans transferred to held-for-sale	1,079	—
Proceeds from sale of foreclosed assets	1,270	1,011
Changes in company owned life insurance	308	—

Net cash provided by investing activities	64,535	50,833

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(51,860)	9,497
Issuance of preferred stock, net of offering costs	69,984	—
Income tax effect of restricted stock award vesting	(75)	(69)
Payment of cash dividends—common stock	—	(236)
Payment of cash dividends—preferred stock	—	(967)
Net change in short-term borrowings	(16,008)	(40,000)
Net change in note payable	—	(15,000)
Net change in securities sold under agreement to repurchase	(5,000)	(5,000)

Net cash used in financing activities	(2,959)	(51,775)

Net increase in cash and cash equivalents	62,938	1,369
Cash and cash equivalents, beginning of period	45,562	30,096

Cash and cash equivalents, end of period	$108,500	$31,465

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$4,864	$9,092
Income taxes paid	$—	$1,250
Supplemental schedule of non-cash investing and financing activities:
Transfer from portfolio loans to loans held-for-sale	$17,079	$20,506
Transfer from loans held-for-sale to the loan portfolio	$1,942	$—
Loans transferred to foreclosed assets	$—	$3,867

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements

June 30, 2010

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary, Heritage Bank of Commerce (sometimes referred to as "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2009. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

        The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2010.

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

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

1) Basis of Presentation (Continued)

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

Newly Issued, but not yet Effective Accounting Standards

        In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance there are two levels of detail at which credit information will presented—the portfolio segment and class levels. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company's systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/ aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased period-end disclosure requirements become effective for periods ending on or after December 15, 2010. The increased disclosures for activity within a reporting period become effective for periods beginning on or after December 15, 2010. The provisions of this update will expand the Company's current disclosures with respect to the allowance for loan losses.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

2) Securities

        The amortized cost and estimated fair value of securities at June 30, 2010 and December 31, 2009 were as follows:

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government Sponsored Entities	$2,000	$2	$—	$2,002
Mortgage-Backed Securities—Residential	132,355	4,337	—	136,692
Collateralized Mortgage Obligations—Residential	3,384	134	—	3,518

Total securities available-for-sale	$137,739	$4,473	$—	$142,212

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government Sponsored Entities	$2,000	$—	$(27)	$1,973
Mortgage-Backed Securities—Residential	101,356	1,653	(463)	102,546
Collateralized Mortgage Obligations—Residential	5,227	220	—	5,447

Total securities available-for-sale	$108,583	$1,873	$(490)	$109,966

        Securities classified as U.S. Government Sponsored Entities as of June 30, 2010 and December 31, 2009 were issued by the Federal National Mortgage Association ("Fannie Mae"). At June 30, 2010 and December 31, 2009, all mortgage backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac, or the Government National Mortgage Association ("Ginnie Mae").

        At June 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

        There were no securities with unrealized losses at June 30, 2010. Securities with unrealized losses at December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
U.S. Government Sponsored Entities	$1,973	$(27)	$—	$—	$1,973	$(27)
Mortgage-Backed Securities—Residential	43,600	(463)	—	—	43,600	(463)

Total	$45,573	$(490)	$—	$—	$45,573	$(490)

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

2) Securities (Continued)

        At December 31, 2009, the Company held 75 securities, of which 23 had fair values below amortized cost. No securities have been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2009.

3) Loans

        Loans were as follows:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Loans held-for-sale:
Loans held-for-sale—SBA	$12,291	$10,742
Loans held-for-sale—Other	17,079	—

Total loans held-for-sale	$29,370	$10,742

Loans held for investment:
Commercial	$388,471	$427,177
Real estate—mortgage	373,000	400,731
Real estate—land and construction	110,194	182,871
Home equity	52,419	51,368
Consumer	12,837	7,181

Loans	936,921	1,069,328
Deferred loan origination costs and fees, net	852	785

Loans, including deferred costs	937,773	1,070,113
Allowance for loan losses	(26,753)	(28,768)

Loans, net	$911,020	$1,041,345

        At June 30, 2010, included in the balance of loans held-for-sale are $3,992,000 of SBA loans that have been transferred to third parties. However, these loans are subject to a SBA warranty for a period of 90 days, which under new accounting guidance requires the Company to treat these as secured borrowings during the warranty period. The secured borrowings are classified as "short-term borrowings" on the consolidated balance sheets. The warranty period for these loans expires in the following quarter. Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met. The Company has deferred gains of $230,000 associated with these loans, which are included in other liabilities on the consolidated balance sheets.

        During the second quarter of 2010, the Company identified $31,005,000 of real estate loans classified as substandard or substandard-nonaccrual that it intends to sell. The sale is expected to be completed in the third quarter of 2010. These loans were written down to $17,079,000, to reflect the estimated market value of the loans and this amount was transferred to loans held-for-sale. The

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

3) Loans (Continued)

write-down of these real estate loans resulted in net charge-offs of $13,926,000 in the second quarter of 2010. The following table shows the detail of the real estate loans we intend to sell at June 30, 2010:

	June 30, 2010
	Balance Prior to Transfer	Amount Charged-off	Balance Transferred to Loans Held-for-Sale
	(Dollars in thousands)
Real estate-mortgage	$9,893	$(2,781)	$7,112
Real estate-land and construction	21,112	(11,145)	9,967

Total	$31,005	$(13,926)	$17,079

        Changes in the allowance for loan losses were as follows:

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$28,768	$25,007
Loans charged-off	(26,383)	(15,254)
Recoveries	673	521

Net charge-offs	(25,710)	(14,733)
Provision for loan losses	23,695	21,124

Balance, end of period	$26,753	$31,398

        Impaired loans were as follows:

	June 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Period-end loans with no allocated allowance for loan losses	$17,127	$6,099	$13,202
Period-end loans with allocated allowance for loan losses	42,458	49,706	49,173

Total	$59,585	$55,805	$62,375

Amount of the allowance for loan losses allocated to above at period-end	$9,756	$11,638	$9,103

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

3) Loans (Continued)

        Nonperforming loans include both smaller dollar balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows:

	Six Months Ended June 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Nonaccrual loans—held-for-sale portfolio	$9,806	$—	$—
Restructured and loans past due over 90 days still on accrual	2,516	786	2,895
Nonaccrual loans—held-for-investment portfolio	47,263	57,889	59,480

Total	$59,585	$58,675	$62,375

4) Private Placement

        The Company entered into a securities purchase agreement, dated June 18, 2010, with various institutional investors, pursuant to which the investors purchased for an aggregate of $75,000,000 newly issued shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). On June 21, 2010, the Company issued to the investors (i) an aggregate of 53,996 shares of Series B Preferred Stock, each of which will automatically convert into 266.67 shares of our Common Stock (an aggregate of 14,399,000 shares of Common Stock) based on the initial conversion price of $3.75, upon approval of the conversion by the Company's shareholders, and (ii) an aggregate of 21,004 shares of Series C Preferred Stock, each of which will automatically convert into 266.67 shares of our Common Stock (an aggregate of 5,601,000 shares of Common Stock) based on the initial conversion price of $3.75, following both approval of the conversion by the Company's shareholders and, thereafter, a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering.

        The Series B Preferred Stock is non-voting except in the case of certain transactions that affect the rights of the holders of the Series B Preferred Stock or applicable law. The initial conversion price of $3.75 per share is subject to possible adjustments in the future under certain circumstances, including failure to obtain shareholder approval for the conversion by December 21, 2010, which would decrease the conversion price by 10%. Prior to shareholder approval, the holders of the Series B Preferred Stock will be entitled to receive cumulative cash dividends which shall accrue and be payable at a per annum rate equal to 20%, payable semi-annually in arrears commencing on December 21, 2010; provided, however, if shareholder approval is obtained before December 21, 2010, then no accrued dividends shall be payable. The Series B Preferred Stock is not redeemable by the Company or by the holders and carries a liquidation preference of $1,000 per share, plus the right to participate in any liquidation distribution to holders of common stock on an as-converted basis.

        The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. The initial conversion price of $3.75 per share is subject to possible adjustments in the future under certain circumstances,

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

4) Private Placement (Continued)

including the failure to obtain shareholder approval for the conversion by December 21, 2010, which would decrease the conversion price by 10%. Prior to shareholder approval, the holders of the Series C Preferred Stock will be entitled to receive cumulative cash dividends which shall accrue and be payable at a per annum rate equal to 20%, payable semi-annually in arrears commencing on December 21, 2010; provided, however, if shareholder approval is obtained on or before December 21, 2010, then no accrued dividends shall be payable. Following shareholder approval, holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is not redeemable by the Company or by the holders and carries a liquidation preference of $1,000 per share, plus prior to shareholder approval, the right to participate in any liquidation distribution to holders of common stock on an as-converted basis. Following shareholder approval, upon a liquidation of the Company, holders of Series C Preferred Stock will be entitled to a liquidation preference of $1,000 per share.

        The Series B Preferred Stock and the Series C Preferred Stock rank senior to the Company's common stock and rank on parity with the Company's Series A Fixed Rate Cumulative Preferred Stock ("Series A Preferred Stock").

        Dividends and discount accretion on preferred stock on the consolidated statements of operations include dividends on the Series B Preferred Stock and Series C Preferred Stock totaling $411,000 for the three months and six months ended June 30, 2010.

        The Company has scheduled a Special Shareholder Meeting for September 15, 2010, to approve the conversion of the Series B Preferred Stock and the Series C Preferred Stock for purposes of the NASDAQ Listing Rules and the California General Corporation Law (the "Shareholder Approvals"). There is no assurance the Company's shareholders will approve the conversion of the Series B Preferred Stock and Series C Preferred Stock before December 21, 2010 or thereafter. The failure of the Company's shareholders to approve the conversion of the Series B Preferred Stock and the Series C Preferred Stock would have potentially adverse consequences for the Company and its shareholders.

5) Goodwill and Intangible Assets

Goodwill

        Goodwill resulted from the acquisition of Diablo Valley Bank in June 2007 and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually, as of November 30, for impairment with the assistance of an independent valuation firm. Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the Company's single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

5) Goodwill and Intangible Assets (Continued)

unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess.

        Because of concerns about the Company's stock price and banking industry in general, goodwill was tested for impairment in the first quarter of 2010 with the assistance of an independent valuation firm. Based on the assessment, management concluded that there was no impairment of goodwill at March 31, 2010.

        Due to concerns about the Company's stock price, the condition of the banking industry in general, and the pricing of the closed private placement of convertible preferred stock, goodwill was tested for impairment in the second quarter of 2010, with the assistance of an independent valuation firm. Due to the continued depressed economic conditions and the length of time and amount by which the Company's book value exceeded market value per share, and the Company's closing of the private placement at a conversion price of $3.75 per share, the Company determined goodwill related to the acquisition of Diablo Valley Bank of $43,181,000 was fully impaired during the second quarter of 2010. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows income approach and publicly traded company approach.

Intangible Assets

        Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2010.

6) Income Taxes

        Under generally accepted accounting principles, a valuation allowance is required if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. At June 30, 2010, the Company determined a partial valuation allowance on the state of California net deferred tax asset was necessary, primarily because of the Company's cumulative loss in the most recent three-year period caused by the provision for loan losses recorded during the period.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

6) Income Taxes (Continued)

The $5,874,000 income tax benefit for the six months ended June 30, 2010 is net of $3,700,000 of income tax expense to establish the partial valuation allowance. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

        The net recorded deferred tax asset, after the partial valuation allowance of $3,700,000, was $24,569,000 at June 30, 2010. The net deferred tax asset was $22,401,000 at December 31, 2009. The net deferred tax asset includes California and Federal net operating loss carryforwards that will begin to expire in 2019 and 2030, respectively, if not utilized to reduce future taxable income. The remaining deferred tax asset was supported by available tax planning strategies and projected future taxable income.

7) Supplemental Retirement Plan

        The Company has a supplemental retirement plan covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$244	$241	$488	$482
Interest cost	209	191	418	382
Prior service cost	9	9	18	18
Amortization of loss	17	48	34	96

Net periodic cost	$479	$489	$958	$978

8) Fair Value

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

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

8) Fair Value (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2010:
Available-for-sale securities
U.S. Government Sponsored Entities	$2,002	—	$2,002	—
Mortgage-Backed Securities—Residential	136,692	—	136,692	—
Collateralized Mortgage Obligations—Residential	3,518	—	3,518	—
I/O strip receivables	2,059	—	2,059	—
Assets at December 31, 2009:
Available-for-sale securities
U.S. Government Sponsored Entities	$1,973	—	$1,973	—
Mortgage-Backed Securities—Residential	102,546	—	102,546	—
Collateralized Mortgage Obligations—Residential	5,447	—	5,447	—
I/O strip receivables	2,116	—	2,116	—

Assets and Liabilities Measured on a Non-Recurring Basis

        The fair value of loans held-for-sale is based upon binding contracts or quotes from third party investment banker valuations, resulting in Level 2 classification of inputs for determining fair value.

        The fair value of impaired loans held for investment with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals, brokers' opinion of value, letters of intent, purchase and sale agreements, financial statements and equipment evaluations. Real estate

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

8) Fair Value (Continued)

appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2010:
Loans held-for-sale:
Real estate—mortgage	$7,112	—	$7,112	—
Real estate—land and construction	9,967	—	9,967	—

Total	$17,079	—	$17,079	—

Impaired loans held for investment:
Commercial	$8,166	—	—	$8,166
Real estate—mortgage	11,891	—	—	11,891
Real estate—land and construction	16,863	—	—	16,863
Consumer	208	—	—	208

Total	$37,128	—	—	$37,128

Other real estate owned	$555	—	—	$555

Assets at December 31, 2009:
Impaired loans held for investment	$48,410	—	—	$48,410

Other real estate owned	$812	—	—	$812

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

8) Fair Value (Continued)

        The following table shows the detail of the impaired loans held for investment and the impaired loans held for investment carried at fair value for the periods indicated:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Impaired loans held for investment:
Book value of impaired loans held for investment carried at fair value	$46,884	$57,513
Book value of impaired loans held for investment carried at cost	2,895	4,862

Total impaired loans held for investment	$49,779	$62,375

Impaired loans held for investment carried at fair value:
Book value of impaired loans held for investment carried at fair value	$46,884	$57,513
Specific valuation allowance	(9,756)	(9,103)

Impaired loans held for investment carried at fair value, net	$37,128	$48,410

        Of the total provision for loan losses during the six months ended June 30, 2010 and the year ended December 31, 2009, $12,764,000 and $16,574,000 was a result of the decline in the fair value of impaired loans held for investment that were carried at fair value at June 30, 2010 and December 31, 2009, respectively.

        Total other real estate owned, consisting of one property, had a fair value of $555,000 at June 30, 2010.

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

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

8) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments, at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$108,500	$108,500	$45,562	$45,562
Securities available-for-sale	142,212	142,212	109,966	109,966
Loans (including loans held-for-sale), net	940,390	854,678	1,052,087	955,242
FHLB and FRB stock	8,299	N/A	8,454	N/A
Accrued interest receivable	3,194	3,194	3,472	3,472
Loan servicing rights and I/O strips receivables	3,016	5,044	3,183	4,972
Liabilities
Time deposits	$353,616	$355,618	$386,213	$389,027
Other deposits	683,809	683,809	703,072	703,072
Securities sold under agreement to repurchase	20,000	20,165	25,000	25,341
Short-term borrowings	3,992	3,992	20,000	20,000
Subordinated debt	23,702	18,585	23,702	14,938
Accrued interest payable	2,092	2,092	1,194	1,194

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

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

8) Fair Value (Continued)

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

9) Regulatory Matters

        On February 17, 2010, the Company and HBC entered into a written agreement ("Written Agreement") with the Federal Reserve Bank of San Francisco ("FRB") and the California Department of Financial Institutions ("DFI"). Under the terms of the Written Agreement, the Company must obtain the prior written approval of the Federal Reserve and DFI before it may (i) declare or pay any dividends, (ii) make any distributions of principal or interest on the Company's outstanding trust

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

June 30, 2010

(Unaudited)

9) Regulatory Matters (Continued)

preferred securities and related subordinated debt, (iii) incur, increase or guarantee any debt, (iv) redeem any outstanding stock, or (v) take dividends or any other form of payment that represents a reduction in capital from HBC. The Written Agreement also requires the Company to (i) submit a written plan to strengthen credit risk management practices, (ii) submit a written capital plan for sufficient capitalization of both the Company and HBC, (iii) submit a written business plan for 2010 to improve the Company's earnings and overall financial condition, (iv) comply with notice and approval requirements related to the appointment of directors and senior executive officers or change in the responsibility of any current senior executive officer, (v) comply with restrictions on paying or agreeing to pay certain indemnification and severance payments without prior written approval, (vi) submit a written plan to improve management of the Company's liquidity position and funds management practices, (vii) notify the Federal Reserve and DFI no more than 30 days after the end of any quarter in which the capital ratios of the Company or HBC fall below approved capital plan's minimum ratios, together with an acceptable written plan to increase capital ratios to or above the approved capital plan's minimum levels, (viii) comply with specified procedures for board (or a committee of the board) approval for the extension, renewal or restructure of any "criticized loan", (ix) submit plans to improve the Company's position on outstanding past due and other problem loans in excess of $2 million, (x) maintain policies and procedures and submit a plan for the maintenance of an adequate allocation for loan losses, and (xi) provide quarterly progress reports to the Federal Reserve and DFI.

        Prior to entering into the Written Agreement in February 2010, the Company had already ceased paying dividends on its common stock (in the second quarter of 2009), suspended interest payments on its trust preferred securities and related subordinated debt (in the fourth quarter of 2009), and suspended dividend payments on its preferred stock (also in the fourth quarter of 2009).

        The Company is addressing the requirements of the Written Agreement. The Company submitted specific plans to the FRB and DFI relating to improving asset quality and credit risk management, improving profitability and liquidity management and these plans were accepted as satisfactory by the FRB and DFI. The Company submitted its capital plan and it is being reviewed by the FRB and DFI.

        Failure to comply with the Written Agreement may subject the Company and HBC to additional supervisory actions and orders.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary, Heritage Bank of Commerce (sometimes referred to as "HBC"). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the "Company," "Heritage," "we," "us," and "our," in this Report on Form 10-Q refer to Heritage Commerce Corp and Heritage Bank of Commerce. Reference to "HCC" refers only to Heritage Commerce Corp, the holding company of HBC.

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

        These forward-looking statements are subject to various risks and uncertainties that may be outside our control and our actual results could differ materially from our projected results. In addition, our past results of operations do not necessarily indicate our future results. Please see our most recent Annual Report on Form 10-K for the year ended December 31, 2009 and our subsequent Quarterly Reports on Form 10-Q and the other information contained in this Report on Form 10-Q for a further discussion of these and other risks and uncertainties applicable to our business. The forward looking statements could be affected by many factors, including but not limited to:

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

  •
  Regulatory limits on the HBC's ability to pay dividends to the Company;

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

  •
  The impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act signed by President Obama on July 21, 2010; and

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

Performance Overview

        For the three months ended June 30, 2010, the net loss was $54.1 million. The net loss allocable to common shareholders was $55.1 million, or $(4.66) per common share for the three months ended June 30, 2010, which included a $43.2 million charge for impairment of goodwill, an $18.6 million provision for loan losses, and a $3.7 million partial valuation allowance on the deferred tax asset. In the three months ended June 30, 2009, the net loss was $5.4 million. The net loss allocable to common shareholders was $6.0 million, or $(0.51) per common share, including a provision for loan losses of $10.7million.

        For the six months ended June 30, 2010, the net loss was $58.2 million. The net loss allocable to common shareholders was $59.8 million, or $(5.06) per common share, which included a $43.2 million charge for impairment of goodwill, a $23.7 million provision for loan losses, and a $3.7 million partial valuation allowance on the deferred tax asset. In the six months ended June 30, 2009, the net loss was $9.3 million. The net loss allocable to common shareholders was $10.5 million, or $(0.89) per common share, including a provision for loan losses of $21.1 million.

        During the second quarter of 2010, there were several significant events that impacted the Company's financial condition and operations. First, the Company completed a private placement of convertible preferred stock for $75 million which significantly improved the Company's regulatory capital ratios. Second, the Company identified $31.0 million of real estate loans classified as substandard or substandard-nonaccrual that it intends to sell in the third quarter of 2010. The loans were transferred to the held-for-sale portfolio and the Company recorded a $13.9 million of related loan charge-offs in the second quarter of 2010. In addition, due to the continued depressed economic conditions and amount by which the Company's book value exceeded the market value per common share, and the Company's closing of a private placement at a conversion price of $3.75 per share, the Company determined that goodwill related to the acquisition of Diablo Valley Bank of $43.2 million was fully impaired. Also, after an analysis in the second quarter of 2010 of both the positive and negative evidence regarding the realization of the deferred tax asset, the Company recorded a $3.7 million partial valuation allowance on the Company's deferred tax asset.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin increased 33 basis points to 3.88% for the second quarter of 2010, compared with 3.55% for the second quarter of 2009, and increased 7 basis points to 3.88% compared to 3.81% for the first quarter of 2010. The Company's net interest margin increased to 3.85% for the six months ended June 30, 2010, compared to 3.45% for the first six months of 2009.

  •
  The provision for loan losses was $18.6 million for the second quarter of 2010, compared to $10.7 million for the second quarter of 2009. The provision for loan losses for the six months ended June 30, 2010 was $23.7 million, compared to $21.1 million for the same period a year ago.

  •
  Noninterest income increased 17% to $1.9 million in the second quarter of 2010 from $1.6 million in the second quarter of 2009, and increased 10% to $3.6 million in the first six months of 2010 from $3.2 million in the first six months of 2009.

  •
  A $43.2 million non-cash charge was recorded during the second quarter of 2010 to reflect an impairment of goodwill related to a prior acquisition.

  •
  Noninterest expense, including the $43.2 million impairment of goodwill, was $54.6 million for the second quarter of 2010, compared to $12.1 million in the second quarter of 2009. In the first six months of 2010, noninterest expense including the $43.2 million impairment of goodwill was $66.8 million, compared to $23.4 million in the first six months a year ago.

  •
  The income tax benefit for the quarter ended June 30, 2010 was $5.8 million, which included $3.7 million of additional income tax expense to establish a partial valuation allowance on the Company's net deferred tax asset. The income tax benefit was $4.1 million in the second quarter a year ago, and $120,000 in the first quarter of 2010. In the first six months of 2010, the income tax benefit was $5.9 million, compared to $9.2 million in the first six months a year ago. The negative effective income tax rates are due to the loss before income taxes. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, and tax credits related to investments in low income housing limited partnerships.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash and securities increased to $250.7 million at June 30, 2010, from $133.3 million at June 30, 2009, and $155.5 million at December 31, 2009.

  •
  Classified assets will be reduced as a result of the planned sale of $17.1 million of real estate loans classified as substandard or substandard-nonaccrual assets.

  •
  Total loans, excluding loans held-for-sale, decreased $224,000, or 19%, to $937.8 million at June 30, 2010, compared to $1.16 billion at June 30, 2009, and decreased $132.3 million, or 12%, from December 31, 2009. Land and construction loans decreased $120.6 million, or 52%, to $110.2 million at June 30, 2010, compared to $230.8 million at June 30, 2009, and decreased $72.7 million, or 40%, from $182.9 million at December 31, 2009.

  •
  The allowance for loan losses at June 30, 2010 was $26.8 million, or 2.85% of total loans, and represented 44.90% of nonperforming loans, and 53.74% of nonperforming loans excluding nonaccrual loans in the loans held-for-sale portfolio. The allowance for loan losses a year ago was $31.4 million, or 2.70% of total loans and 53.51% of nonperforming loans. The allowance for loan losses at December 31, 2009, was $28.8 million, or 2.69% of total loans and 46.12% of nonperforming loans.

  •
  Nonperforming assets decreased to $60.1 million, or 4.61% of total assets at June 30, 2010, which included $9.8 million of real estate loans classified as substandard or substandard-nonaccrual transferred to the loans held-for-sale portfolio. Excluding the loans held-for-sale, nonperforming assets were $50.3 million, or 3.86% of total assets at June 30, 2010. Nonperforming assets were $61.7 million, or 4.30% of total assets at June 30, 2009, and $64.6 million, or 4.74% of total assets at December 31, 2009.

  •
  Net charge-offs were $18.4 million in the second quarter of 2010, of which $13.9 million related to substandard and substandard-nonaccrual real estate loans transferred to the loans held-for-sale portfolio, and $4.5 million related to the remaining loan portfolio. Net charge-offs were $3.2 million in the second quarter of 2009, and $5.9 million in the fourth quarter of 2009.

  •
  Brokered deposits decreased to $163.7 million at June 30, 2010, compared to $212.8 million at June 30, 2009, and $178.0 million at December 31, 2009.

  •
  The ratio of noncore funding (which consists of time deposits $100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, notes payable and short-term borrowings) to total assets was 26% at June 30, 2010, compared to 31% at June 30, 2009, and 29% at December 31, 2009.

  •
  The loan to deposit ratio improved to 90.39% at June 30, 2010, compared to 99.84% at June 30, 2009, and 98.24% at December 31, 2009.

  •
  The $75 million of new capital raised in June 2010 increased tangible equity to $182.3 million at June 30, 2010, from $127.5 million at June 30, 2009, and $125.5 million at December 31, 2009.

  •
  HCC downstreamed $40 million of the proceeds from the June 2010 private placement to the capital of HBC.

  •
  On a consolidated basis, the Company's capital ratios continue to exceed regulatory well-capitalized standards with a leverage ratio of 8.65%, a Tier 1 risk-based capital ratio of 10.73%, and a total risk-based capital ratio of 18.66% at June 30, 2010.

  •
  HBC's capital ratios continue to exceed regulatory well-capitalized standards with a leverage ratio of 11.68%, a Tier 1 risk-based capital ratio of 14.49%, and a total risk-based capital ratio of 15.75% at June 30, 2010.

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $163.7 million in brokered deposits at June 30, 2010, compared to $212.8 million at June 30, 2009, and $178.0 million at December 31, 2009. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations. Deposits at June 30, 2010 were $1.04 billion, compared to $1.16 billion at June 30, 2009, and $1.09 billion at December 31, 2009.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $18.2 million at June 30, 2010, compared to $11.9 million at June 30, 2009 and $38.2 million at December 31, 2009.

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

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2010. At June 30, 2010, we had $108.5 million in cash and cash equivalents and approximately $198.1 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $88.1 million in unpledged securities available at June 30, 2010. The loan to deposit ratio improved to 90.39% at June 30, 2010, compared to 99.84% at June 30, 2009, and 98.24% at December 31, 2009.

Lending

        Our lending business originates primarily through our branch offices located in our primary market. The Company also has SBA loan production offices in Sacramento, Oakland and Santa Rosa, California. As a result of the weakened economy in our primary service area throughout 2009 and the first half of 2010 and loan payoffs, we have seen a contraction in our loan portfolio during the first six months of 2010. At June 30, 2010, commercial and industrial loans accounted for 41% of the total loan portfolio. Commercial real estate loans accounted for another 40% of the total loan portfolio at June 30, 2010, of which 51% were owner occupied by businesses. Land and construction loans continued to decrease and accounted for 12% of the total loan portfolio, and consumer and home equity loans accounted for the remaining 7% of total loans at June 30, 2010.

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

        From January 22, 2008 through December 16, 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 325 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company's loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company's primary funding source, these deposits tend to price more slowly than floating rate loans, which resulted in compression of the Company's net interest margin. The Company's net interest margin expanded in the first half of 2010, as the costs of deposits and borrowings have continued to decline.

        The net interest margin is also impacted by the reversal of interest on nonaccrual loans, and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

Management of Credit Risk

        We continue to proactively identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, circumstances can change at any time for loans included in the portfolio that may result in future losses, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate some of which could occur in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions. Additionally, Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation.

        Further discussion of the management of credit risk appears under "Provision for Loan Losses" and "Allowance for Loan Losses."

Noninterest Income

        While net interest income remains the largest single component of total revenues, noninterest income is an important component. Prior to the third quarter of 2007, a significant percentage of the Company's noninterest income was associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. From the third quarter of 2007 through the second quarter of 2009, the Company retained its SBA production. In the third quarter of 2009, the Company began to again sell loans in the secondary market. During the first quarter of 2010, $3.9 million of SBA loans were transferred to third parties, which were subject to a 90 day SBA warranty. The Company adopted new accounting guidance in the first quarter of 2010 that requires the Company to treat the SBA loans sold as secured borrowings during the warranty period. The warranty period for loans transferred in the first quarter of 2010 expired in the second quarter of 2010, and resulted in a gain on sale of loans of $163,000. Additionally, $4.0 million of SBA loans have been transferred to third parties during the second quarter of 2010. Provided the loans remain current through the end of the warranty period, all elements necessary to record the sale will have been met. The Company has deferred gains of $230,000 associated with these loans, which are included in other liabilities on the consolidated balance sheet. We expect to continue to sell loans in the secondary market in 2010 to enhance liquidity and improve noninterest income. Other sources of noninterest income include loan servicing fees, service charges and fees, and cash surrender value from company owned life insurance policies.

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Over the last several quarters the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Nonetheless, noninterest expense increased in the second quarter of 2010 compared to the second quarter of 2009, as a result of the goodwill impairment. Noninterest expense, including the $43.2 million impairment of goodwill, was $54.6 million for the second quarter of 2010, compared to $12.1 million in the second quarter of 2009.

Capital Management

        As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

        On June 21, 2010, the Company issued Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") to a limited number of institutional investors for an aggregate amount of $75.0 million. HCC downstreamed $40 million of the proceeds from the private placement to the capital of HBC.

        At June 30, 2010, HBC's total risk-based capital ratio was 15.75%, compared to the 10% regulatory requirement for well-capitalized banks under the regulatory framework for prompt corrective actions. HBC's Tier 1 risk-based capital ratio of 14.49% and our leverage ratio of 11.68% at June 30, 2010 also exceeded regulatory guidelines for well-capitalized banks under the prompt corrective actions framework. On a consolidated basis, the Company has a leverage ratio of 8.65%, a Tier 1 risk-based capital ratio of 10.73%, and a total risk-based capital ratio of 18.66% at June 30, 2010.

        Under the Written Agreement we are required to obtain the prior approval of the Federal Reserve Bank of San Francisco and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve to make any interest payments on our outstanding trust preferred securities and related subordinate debt, or to any dividends on our common stock or preferred stock.

        Under the terms of the Capital Purchase Program with the U.S. Treasury, so long as our Series A Preferred Stock is outstanding, we are prohibited from increasing quarterly dividends on our common stock in excess of $0.08 per share, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury consent until the third anniversary of the U.S. Treasury investment or until the U.S. Treasury has transferred all of the Series A Preferred Stock it purchased under the Capital Purchase Program to third parties. As long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, the Series B Preferred Stock and the Series C Preferred Stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. On November 6, 2009, we suspended dividend payments on our Series A Preferred Stock. So long as dividends on the Series A Preferred Stock remain suspended, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock.

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. On November 6, 2009, we exercised our right to defer regularly scheduled interest payments on our outstanding $23.7 million of subordinated debt relating to our trust preferred securities. So long as interest payments remain deferred, we may not pay cash dividends on or repurchase our common stock or preferred stock.

        We may not pay dividends on our common stock until all accrued and unpaid dividends have been paid on our Series B Preferred Stock. The Series B Preferred stock will convert automatically and no longer be outstanding upon shareholder approval of the conversion of the Series B Preferred Stock. Prior to the shareholder approval of the conversion of the Series C Preferred Stock, we may not pay dividends on our common stock until all accrued and unpaid dividends have been paid on our Series C Preferred Stock.

        At such time as we become current with the dividends payable on our preferred stock and interest payments on our trust preferred securities and related subordinated debt, the decision whether to pay dividends will be made by our board of directors in light of conditions then existing, including factors such as our results of operations, financial condition, business conditions, regulatory capital requirements and covenants under any applicable contractual arrangements, including agreements with regulatory authorities.

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

Distribution, Rate and Yield

	For the Three Months Ended June 30, 2010			For the Three Months Ended June 30, 2009
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,002,987	$12,737	5.09%	$1,206,479	$14,862	4.94%
Securities	151,875	1,459	3.85%	107,158	958	3.59%
Federal funds sold	100	—	0.00%	139	—	0.00%
Interest-bearing deposits in other financial institutions	26,970	16	0.24%	6,828	4	0.23%

Total interest earning assets	1,181,932	14,212	4.82%	1,320,604	15,824	4.81%

Cash and due from banks	34,875			23,090
Premises and equipment, net	8,825			9,380
Goodwill and other intangible assets	46,088			47,189
Other assets	61,207			56,899

Total assets	$1,332,927			$1,457,162

Liabilities and shareholders' equity:
Deposits:
Demand, interest-bearing	$150,565	83	0.22%	$134,141	79	0.24%
Savings and money market	294,628	363	0.49%	346,847	662	0.77%
Time deposits—under $100	38,514	133	1.39%	44,612	259	2.33%
Time deposits—$100 and over	132,062	470	1.43%	169,954	718	1.69%
Time deposits—CDARS	18,849	48	1.02%	12,124	42	1.39%
Time deposits—brokered	177,184	1,060	2.40%	187,531	1,634	3.49%
Subordinated debt	23,702	468	7.92%	23,702	487	8.24%
Securities sold under agreement to repurchase	20,000	113	2.27%	30,000	227	3.03%
Short-term borrowings	5,393	46	3.42%	43,099	27	0.25%

Total interest-bearing liabilities	860,897	2,784	1.30%	992,010	4,135	1.67%

Demand, noninterest bearing	258,902			255,011
Other liabilities	34,961			28,745

Total liabilities	1,154,760			1,275,766
Shareholders' equity	178,167			181,396

Total liabilities and shareholders' equity	$1,332,927			$1,457,162

Net interest income / margin		$11,428	3.88%		$11,689	3.55%

(1)
Includes loans held-for-sale. Yields and amounts earned on loans include loan fees and costs. Nonaccrual loans are included in the average balance calculation above.

	For the Six Months Ended June 30, 2010			For the Six Months Ended June 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands, unaudited)
Assets:
Loans, gross(1)	$1,033,270	$25,911	5.06%	$1,221,329	$29,892	4.94%
Securities	138,190	2,622	3.83%	108,655	1,957	3.63%
Federal funds sold	101	—	0.00%	157	—	0.00%
Interest-bearing deposits in other financial institutions	22,286	26	0.24%	6,021	8	0.27%

Total interest earning assets	1,193,847	28,559	4.82%	1,336,162	31,857	4.81%

Cash and due from banks	27,977			23,786
Premises and equipment, net	8,891			9,424
Goodwill and other intangible assets	46,400			47,269
Other assets	66,286			54,141

Total assets	$1,343,401			$1,470,782

Liabilities and shareholders' equity:
Deposits:
Demand, interest-bearing	$149,966	169	0.23%	$135,223	178	0.27%
Savings and money market	298,111	762	0.52%	346,851	1,454	0.85%
Time deposits—under $100	39,036	281	1.45%	45,356	555	2.47%
Time deposits—$100 and Over	132,215	968	1.48%	173,377	1,592	1.85%
Time deposits—CDARS	19,110	101	1.07%	11,479	89	1.56%
Time deposits—brokered	177,301	2,240	2.55%	190,312	3,556	3.77%
Subordinated debt	23,702	934	7.95%	23,702	987	8.40%
Securities sold under agreement to repurchase	21,354	244	2.30%	31,354	469	3.02%
Note payable	—	—	N/A	5,110	82	3.24%
Short-term borrowings	13,064	63	0.97%	41,370	54	0.26%

Total interest-bearing liabilities	873,859	5,762	1.33%	1,004,134	9,016	1.81%

Demand, noninterest bearing	256,671			254,250
Other liabilities	36,882			28,997

Total liabilities	1,167,412			1,287,381
Shareholders' equity	175,989			183,401

Total liabilities and shareholders' equity	$1,343,401			$1,470,782

Net interest income / margin		$22,797	3.85%		$22,841	3.45%

(1)
Includes loans held-for-sale. Yields and amounts earned on loans include loan fees and costs. Nonaccrual loans are included in the average balance calculation above.

Volume and Rate Variances

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

	Three Months Ended June 30, 2010 vs. 2009 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(2,573)	$448	$(2,125)
Securities	430	71	501
Federal funds sold	—	—	—
Interest-bearing deposits in other financial institutions	12	—	12

Total interest income from interest earnings assets	$(2,131)	$519	$(1,612)

Expense on interest-bearing liabilities:
Demand, interest-bearing	$9	$(5)	$4
Savings and money market	(61)	(238)	(299)
Time deposits—under $100	(22)	(104)	(126)
Time deposits—$100 and over	(136)	(112)	(248)
Time deposits—CDARS	17	(11)	6
Time deposits—brokered	(62)	(512)	(574)
Subordinated debt	—	(19)	(19)
Securities sold under agreement to repurchase	(57)	(57)	(114)
Short-term borrowings	(321)	340	19

Total interest expense on interest-bearing liabilities	$(633)	$(718)	$(1,351)

Net interest income	$(1,498)	$1,237	$(261)

	Six Months Ended June 30, 2010 vs. 2009 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(4,735)	$754	$(3,981)
Securities	558	107	665
Federal funds sold	—	—	—
Interest-bearing deposits in other financial institutions	19	(1)	18

Total interest income from interest earnings assets	$(4,158)	$860	$(3,298)

Expense on interest-bearing liabilities:
Demand, interest-bearing	$15	$(24)	$(9)
Savings and money market	(132)	(560)	(692)
Time deposits—under $100	(45)	(229)	(274)
Time deposits—$100 and over	(304)	(320)	(624)
Time deposits—CDARS	40	(28)	12
Time deposits—brokered	(167)	(1,149)	(1,316)
Subordinated debt	—	(53)	(53)
Securities sold under agreement to repurchase	(114)	(111)	(225)
Note payable	—	(82)	(82)
Short-term borrowings	(136)	145	9

Total interest expense on interest-bearing liabilities	$(843)	$(2,411)	$(3,254)

Net interest income	$(3,315)	$3,271	$(44)

        The Company's net interest margin, expressed as a percentage of average earning assets, increased to 3.88% and 3.85% for the second quarter and six months ended June 30, 2010 compared to 3.55% and 3.45% for the same periods in 2009, respectively. A substantial portion of the Company's earning assets are variable-rate loans that re-price when the Company's prime lending rate is changed, versus a large base of core deposits that are generally slower to re-price. This causes the Company's balance sheet to be asset-sensitive, which means that all else being equal, the Company's net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising.

        Net interest income in the second quarter of 2010 decreased to $11.4 million, or 2%, from $11.7 million in the second quarter of 2009. The decrease in 2010 was primarily due to a decrease in average loan volume, including loans held-for-sale, of $203.5 million. Net interest income in the first half of 2010 remained relatively the same as the first half of 2009 at $22.8 million.

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

        The Company had a provision for loan losses of $18.6 million for the quarter ended June 30, 2010 and $23.7 million for the six months ended June 30, 2010. The Company had a provision for loan losses of $10.7 million for the quarter ended June 30, 2009 and $21.1 million for the six months ended June 30, 2009.

        Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses."

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2010 versus 2009
	2010	2009	Amount	Percent
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$579	$537	$42	8%
Servicing income	425	408	17	4%
Increase in cash surrender value of life insurance	413	415	(2)	0%
Gain on sale of loans	163	—	163	N/A
Other	298	241	57	24%

Total noninterest income	$1,878	$1,601	$277	17%

	For the Six Months Ended June 30,		Increase (decrease) 2010 versus 2009
	2010	2009	Amount	Percent
	(Dollars in thousands)
Noninterest income:
Service charges and fees on deposit accounts	$1,128	$1,108	$20	2%
Servicing income	846	828	18	2%
Increase in cash surrender value of life insurance	822	827	(5)	-1%
Gain on sale of loans	277	—	277	N/A
Other	489	461	28	6%

Total noninterest income	$3,562	$3,224	$338	10%

        The increase in noninterest income in the second quarter and first half of 2010 compared to the same periods in 2009 was primarily attributable to the gain on sale of loans. Other sources of noninterest income include loan servicing fees, service charges and fees, and the cash surrender value from company owned life insurance policies.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. From the third quarter of 2007 through the second quarter of 2009, the Company changed its strategy regarding its SBA loan business by retaining new SBA production in lieu of selling the loans. Reflecting the strategic shift to retain SBA loan production, there were no gains from sales of loans during 2008 and for the first six months of 2009. During the first six months of 2010, loans were sold resulting in a gain on sale of $277,000.

        The servicing assets that result from the sale of SBA loans, with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        The increase in cash surrender value of life insurance approximates a 3.94% after tax yield on the policies. To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2010 versus 2009
	2010	2009	Amount	Percent
	(Dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$5,491	$5,643	$(152)	-3%
Professional fees	1,144	1,229	(85)	-7%
FDIC deposit insurance premiums	1,019	1,220	(201)	-16%
Occupancy and equipment	983	972	11	1%
Insurance expense	269	131	138	105%
Software subscription	252	217	35	16%
Data processing	219	260	(41)	-16%
Low income housing investment losses	133	210	(77)	-37%
Other real estate owned expense	69	107	(38)	-36%
Impairment of goodwill	43,181	—	43,181	N/A
Other	1,792	2,091	(299)	-14%

Total noninterest expense	$54,552	$12,080	$42,472	352%

	For the Six Months Ended June 30,		Increase (decrease) 2010 versus 2009
	2010	2009	Amount	Percent
	(Dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$11,373	$12,101	$(728)	-6%
Professional fees	2,421	2,142	279	13%
FDIC deposit insurance premiums	2,210	1,959	251	13%
Occupancy and equipment	1,942	1,888	54	3%
Insurance expense	525	190	335	176%
Software subscription	486	413	73	18%
Data processing	430	489	(59)	-12%
Low income housing investment losses	358	424	(66)	-16%
Other real estate owned expense	488	170	318	187%
Impairment of goodwill	43,181	—	43,181	N/A
Other	3,337	3,666	(329)	-9%

Total noninterest expense	$66,751	$23,442	$43,309	185%

        Salaries and employee benefits, the single largest component of noninterest expense, decreased $152,000, or 3%, for the second quarter of 2010 and $728,000, or 6%, for the first six months of 2010, compared to the same periods in 2009, primarily due to a reduction in workforce implemented in the fourth quarter of 2009. Full-time equivalent employees were 202 and 217 at June 30, 2010 and 2009, respectively.

        Professional fees decreased $85,000, or 7% for the quarter ended June 30, 2010 and increased $279,000 or 13% for the six months ended June 30, 2010, from the same periods a year ago. The increase in professional fees in the first six months of 2010 compared to the same period in 2009 was primarily due to legal fees related to loan workouts and increased expenses for bank regulatory compliance.

        FDIC deposit insurance premiums decreased $201,000, or 16%, for the quarter ended June 30, 2010 compared to the same period in 2009, mainly due to a $657,000 charge for the FDIC special assessment in the second quarter of 2009, partially offset by an increase in the FDIC deposit assessment rate. FDIC deposit insurance premiums increased $251,000, or 13%, for the six months ended June 30, 2010 compared to the same period in 2009, primarily due to an increase in the FDIC deposit assessment rate.

        Insurance expense increased $138,000, or 105%, for the quarter ended June 30, 2010 and increased $335,000, or 176%, for the six months ended June 30, 2010 from the same periods in 2009, primarily due to an increase in the directors and officers insurance premiums.

        OREO expense decreased $38,000, or 36% in the second quarter of 2010, compared to the same period in 2009. For the six months ended June 30, 2010, OREO expense increased $318,000, or 187%, compared to the same period in 2009, primarily due to the write-down of an OREO property in the first quarter of 2010.

        Due to the continued depressed economic conditions and the length of time and amount by which the Company's book value exceeded market value per share, and the Company's closing of the private placement at a conversion price of $3.75 per share, the Company determined the entire $43.2 million of goodwill related to the acquisition of Diablo Valley Bank was impaired during the second quarter of 2010.

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

        The Company's Federal and state income tax benefit for the quarter and six months ended 2010 was $5.8 million and $5.9 million, respectively, which included $3.7 million of additional income tax expense to establish a partial valuation allowance on the Company's net deferred tax asset. The income tax benefit was $4.1 million and $9.2 million for the same periods in 2009. The following table shows the effective income tax rates for the second quarter and first six months of 2010 and 2009:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Effective income tax rate	-9.6%	-43.3%	-9.2%	-49.5%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes and tax credits related to investments in low income housing limited partnerships.

        The Company has total investments of $5.1 million in low-income housing limited partnerships as of June 30, 2010. These investments have generated annual tax credits of approximately $1.1 million in each of the years ended December 31, 2009 and 2008.

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse. At June 30, 2010, the Company had a net deferred tax asset of approximately $24.6 million, compared to $21.7 million at June 30, 2009, and $22.4 million at December 31, 2009.

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards and the net operating loss carryforwards for California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. At June 30, 2010, the Company determined a partial valuation allowance on the state of California net deferred tax asset was necessary, largely based on the negative evidence represented by a cumulative loss in the Company's most recent three-year period caused by the loan loss provisions recorded during the periods. The $5.9 million income tax benefit for the six months ended June 30, 2010 is net of $3.7 million of income tax expense to establish the partial valuation allowance. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly.

        The net recorded deferred tax asset, after the partial valuation allowance, was $24.6 million at June 30, 2010. The remaining deferred tax asset was supported by available tax planning strategies and projected future taxable income.

FINANCIAL CONDITION

        As of June 30, 2010, total assets were $1.30 billion, compared to $1.44 billion as of June 30, 2009 and $1.36 billion as of December 31, 2009. Total securities available-for-sale (at fair value) were $142.2 million, a increase of 40% from $101.8 million the year before. The total loan portfolio (excluding loans held-for-sale) was $937.8 million, a decrease of 19% from $1.16 billion at June 30, 2009, and a decrease of 12% from $1.07 billion at December 31, 2009. Total deposits decreased 11% to $1.04 billion at June 30, 2010, from $1.16 million at June 30, 2009, and decreased 5% from $1.09 billion at December 31, 2009. Securities sold under agreement to repurchase decreased $10 million, or 33%, to $20.0 million at June 30, 2010, from $30.0 million at June 30, 2009 and decreased 20% from $25.0 million at December 31, 2009. In addition, short-term borrowings decreased 73% to $4.0 million at June 30, 2010, from $15.0 million at June 30, 2009, and decreased 80% from $20.0 million at December 31, 2009.

Securities Portfolio

        The following table reflects the estimated fair values for each category of securities at the dates indicated:

	June 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$—	$29,494	$—
U.S. Government Sponsored Entities	2,002	6,574	1,973
Mortgage-Backed Securities—Residential	136,692	59,621	102,546
Municipals—Tax Exempt	—	326	—
Collateralized Mortgage Obligations—Residential	3,518	5,822	5,447

Total	$142,212	$101,837	$109,966

        The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2010:

	Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Government Sponsored Entities	$2,002	2.20%	$—	—	$—	—	$—	—	$2,002	2.20%
Mortgage-Backed Securities—Residential	8	5.89%	33,992	4.42%	99,434	3.68%	3,258	5.05%	136,692	3.90%
Collateralized Mortgage Obligations—Residential	2,645	5.12%	873	6.47%	—	—	—	—	3,518	5.46%

Total	$4,655	3.87%	$34,865	4.47%	$99,434	3.68%	$3,258	5.05%	$142,212	3.91%

        The securities portfolio is the second largest component of the Company's interest-earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iii) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

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

        In the second quarter of 2010, the securities portfolio increased by $40.4 million, or 40%, and increased to 11% of total assets at June 30, 2010 from 7% at June 30, 2009, and increased by $32.2 million, or 29%, from December 31, 2009. U.S. Treasury and U.S. Government sponsored entity securities decreased to 1% of the portfolio at June 30, 2010 from 35% at June 30, 2009 and 2% at December 31, 2009. The Company increased its holding of mortgage-back securities by $77.1 million to $136.7 million at June 30, 2010, from $59.6 million at June 30, 2009, and increased $34.1 million from $102.5 million at December 31, 2009 to take advantage of higher yields and offset a portion of the contraction in the loan portfolio. No securities of a single issuer exceeded 10% of shareholders' equity at June 30, 2010. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

        The Company's loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 72% of total assets at June 30, 2010 and 81% at June 30, 2009 and represented 78% of total assets at December 31, 2009. The ratio of loans to deposits decreased to 90.39% at June 30, 2010 from 99.84% at June 30, 2009 and 98.24% at December 31, 2009. Demand for loans has weakened within the Company's markets due to the current economic environment.

        During the second quarter of 2010, the Company identified $31.0 million of real estate loans classified as substandard or substandard-nonaccrual that it intends to sell. The sale is expected to be finalized in the third quarter of 2010. These loans were written down to $17.1 million to reflect the estimated market value of the loans and this amount was transferred to loans held-for-sale. The write-down of these real estate loans resulted in net charge-offs of $13.9 million in the second quarter of 2010. The following table shows the detail of the real estate loans we intend to sell at June 30, 2010:

	Balance Prior to Transfer	Amount Charged-off	Balance Transferred to Loans Held-for-Sale
	(Dollars in thousands)
Realestate—mortgage	$9,893	$(2,781)	$7,112
Real estate—land and construction	21,112	(11,145)	9,967

Total	$31,005	$(13,926)	$17,079

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2010		June 30, 2009		December 31, 2009
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$388,471	41%	$457,981	39%	$427,177	40%
Real estate—mortgage	373,000	40%	412,430	36%	400,731	37%
Real estate—land and construction	110,194	12%	230,798	20%	182,871	17%
Home equity	52,419	6%	55,372	5%	51,368	5%
Consumer	12,837	1%	3,596	0%	7,181	1%

Total loans	936,921	100%	1,160,177	100%	1,069,328	100%
Deferred loan costs	852	—	1,489	—	785	—

Loans, including deferred costs	937,773	100%	1,161,666	100%	1,070,113	100%

Allowance for loan losses	(26,753)		(31,398)		(28,768)

Loans, net	$911,020		$1,130,268		$1,041,345

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and real estate mortgage loans, with the balance in land development, construction and home equity and consumer loans. The decrease in the Company's loan portfolio in 2010 is due to diminished loan demand, and loan payoffs exceeding draw downs of loan commitments. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 58% of its gross loans were secured by real property as of June 30, 2010, compared to 60% as of June 30, 2009, and 59% as of December 31, 2009. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the first six months of 2010, loans were sold resulting in a gain on sale of $277,000.

        As of June 30, 2010, real estate mortgage loans of $373.0 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial property. The real estate mortgage loans at June 30, 2010 consist of $192.0 million, or 51%, of owner occupied properties, and $181.0 million, or 49%, of investment properties. Properties securing the commercial real estate mortgage loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

        The Company's real estate mortgage loans consist primarily of loans based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company generally restricts real estate term loans to generally 75%, or less, of the property's appraised value or the purchase price of the property during the initial underwriting of the credit, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on real estate mortgage loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans decreased $120.6 million to $110.2 million, or 12% of total loans at June 30, 2010, from $230.8 million, or 20% of total loans at June 30, 2009, and decreased $72.7 million from $182.9 million, or 17% of total loans at December 31, 2009.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $30.3 million and $50.4 million at June 30, 2010, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of June 30, 2010. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall

Street Journal. As of June 30, 2010, approximately 69% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$346,938	$40,737	$796	$388,471
Real estate—mortgage	130,661	196,853	45,486	373,000
Real estate—land and construction	96,104	14,090	—	110,194
Home equity	50,453	—	1,966	52,419
Consumer	12,141	696	—	12,837

Loans	$636,297	$252,376	$48,248	$936,921

Loans with variable interest rates	$575,759	$72,215	$704	$648,678
Loans with fixed interest rates	60,539	180,161	47,543	288,243

Loans	$636,298	$252,376	$48,247	$936,921

Loan Servicing

        As of June 30, 2010 and 2009, $166.1 million and $141.7 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning of period balance	$1,034	$867	$1,067	$1,013
Additions	48	—	129	—
Amortization	(126)	(122)	(240)	(268)

End of period balance	$956	$745	$956	$745

        Loan servicing rights are included in Accrued Interest and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2010 and 2009, as the fair market value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning of period balance	$2,015	$2,252	$2,116	$2,247
Additions	—	—	—	—
Amortization	(57)	(85)	(129)	(189)
Unrealized holding gain (loss)	102	(56)	73	53

End of period balance	$2,060	$2,111	$2,060	$2,111

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and OREO from foreclosures. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO was $555,000 at June 30, 2010, compared to $3.1 million at June 30, 2009.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	June 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Nonaccrual loans—held-for-sale portfolio	$9,806	$—	$—
Nonaccrual loans—held-for-investment portfolio	47,263	57,889	59,480
Restructured and loans 90 days past due and still accruing	2,516	786	2,895

Total nonperforming loans	59,585	58,675	62,375
Other real estate owned	555	3,062	2,241

Total nonperforming assets	$60,140	$61,737	$64,616

Nonperforming assets as a percentage of total loans and other real estate owned	6.41%	5.30%	6.03%

        Nonperforming assets, including $9.8 million in the loans held-for-sale portfolio, at June 30, 2010 decreased $1.6 million, or 3%, from June 30, 2009, and decreased by $4.5 million or 7%, compared to December 31, 2009. The following table provides nonperforming loans by loan type as of June 30, 2010:

	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$11,417	$1,685	$13,102
Real estate—mortgage	16,299	831	17,130
Real estate—land and construction	28,347	—	28,347
Consumer	1,006	—	1,006

Total	$57,069	$2,516	$59,585

Allowance for Loan Losses

        The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management's methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off.

        Specific allowances are established for impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including scheduled interest payments. Loans for which the terms have been modified with a concession granted, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral, less costs to sell, if the loan is collateral dependent or on the present value of expected future cash flows or values that are observable in the secondary market. If the measure of the impaired loans is less than the investment in the loan, the deficiency will be charged off against the allowance for loan losses, if the amount is a confirmed loss, or, alternatively, a specific allocation within the allowance will be established. Loans that are considered impaired are specifically excluded from the formula portion of the allowance for loan losses analysis.

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

        Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, net of SBA guarantees, was $150.6 million at June 30, 2010, $162.6 million at June 30, 2009, and $164.1 million, at December 31, 2009. Included in the $150.6 million of classified assets at June 30, 2010, were $17.1 million of loans held-for-sale. Management of the level of classified loans will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

        It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Bank of San Francisco and the California Department of Financial Institutions also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to further weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the Six Months Ended June 30,
			For the Year Ended December 31, 2009
	2010	2009
	(Dollars in thousands)
Balance, beginning of period / year	$28,768	$25,007	$25,007
Net (charge-offs) recoveries	(25,710)	(14,733)	(30,167)
Provision for loan losses	23,695	21,124	33,928

Balance, end of period / year	$26,753	$31,398	$28,768

RATIOS:
Net (charge-offs) recoveries to average loans*	-5.08%	-2.43%	-2.59%
Allowance for loan losses to total loans*	2.85%	2.70%	2.69%
Allowance for loan losses to nonperforming loans	44.90%	53.51%	46.12%
Allowance for loan losses to nonperforming loans, excluding nonaccrual loans—loans held-for-sale portfolio	53.74%	53.51%	46.12%

*
Excluding loans held-for-sale.

        The net charge-offs of $25.7 million for the six months ended June 30, 2010 included $13.9 million of charge-offs related to the real estate loans transferred to "held-for-sale." Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

Goodwill

        Goodwill resulted from the acquisition of Diablo Valley Bank in June 2007 and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually, as of November 30, for impairment with the assistance of an independent valuation firm. Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the Company's single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess.

        Because of concerns about the Company's stock price and banking industry in general, goodwill was tested for impairment in the first quarter of 2010 with the assistance of an independent valuation firm. Based on the assessment, management concluded that there was no impairment of goodwill at March 31, 2010.

        Due to concerns about the Company's stock price, the condition of the banking industry in general, and the closing of the private placement of convertible preferred stock, goodwill was tested for impairment in the second quarter of 2010, with the assistance of an independent valuation firm. Due to the continued depressed economic conditions and the length of time and amount by which the Company's book value exceeded market value per share, and the Company's closing of the private placement at a conversion price of $3.75 per share, the Company determined goodwill related to the acquisition of Diablo Valley Bank of $43.2 million was fully impaired during the second quarter of 2010.

Intangible Assets

        Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at June 30, 2010.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2010		June 30, 2009		December 31, 2009
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand Deposits—Noninterest Bearing	$249,017	24%	$258,464	22%	$260,840	24%
Demand Deposits—Interest Bearing	153,173	15%	134,318	12%	146,828	13%
Savings and Money Market	281,619	27%	331,444	28%	295,404	27%
Time Deposits—under $100	38,201	3%	43,772	4%	40,197	4%
Time Deposits—$100 and over	133,443	13%	170,858	15%	129,831	12%
Time Deposits—CDARS	18,240	2%	11,867	1%	38,154	4%
Time Deposits—brokered	163,732	16%	212,824	18%	178,031	16%

Total deposits	$1,037,425	100%	$1,163,547	100%	$1,089,285	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. At June 30, 2010 and 2009, less than 1% and 4% of deposits were from public sources, respectively.

        Noninterest-bearing and low interest-bearing demand deposit accounts increased $9.4 million, or 2%, at June 30, 2010 from June 30, 2009, and decreased $5.5 million, or 1%, from December 31, 2009. Time deposits $100,000 and over decreased $37.4 million, or 22% from June 30, 2009, primarily due to the withdrawal of public deposits, and increased $3.6 million, or 3%, from December 31, 2009. At June 30, 2010, brokered deposits decreased $49.1 million, or 23%, to $163.7 million, compared to $212.8 million at June 30, 2009, decreased $14.3 million, or 8%, and from $178.0 million at December 31, 2009.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS and brokered deposits as of June 30, 2010:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$115,580	37%
Over three months through six months	69,189	22%
Over six months through twelve months	88,587	28%
Over twelve months	42,059	13%

Total	$315,415	100%

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

Loss on Equity and Assets

        The following table indicates the ratios for loss on average assets and average equity, dividend payout, and average equity to average assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Annualized loss on average assets	-16.28%	-1.48%	-8.74%	-1.28%
Annualized loss on average tangible assets	-16.86%	-1.53%	-9.05%	-1.32%
Annualized loss on average equity(1)	-121.78%	-11.90%	-66.70%	-10.27%
Annualized loss on average tangible equity(1)	-164.27%	-16.08%	-90.59%	-13.83%
Dividend payout ratio(2)	N/A	N/A	N/A	-2.25%
Average equity to average assets ratio(1)	13.37%	12.45%	13.10%	12.47%

(1)
The three months and six months ended June 30, 2010 ratios reflect the $70 million net proceeds from the private placement completed in the second quarter of 2010.

(2)
Percentage is calculated based on dividends paid on common stock divided by net income (loss) available to common shareholders.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $293.7 million at June 30, 2010, as compared to $360.5 million at June 30, 2009 and $328.2 million at December 31, 2009.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	June 30,				December 31,
	2010		2009		2009
	(Dollars in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit and commitments to make loans	$8,109	$267,154	$16,670	$321,432	$10,540	$297,900
Standby letters of credit	417	18,013	2,967	19,387	557	19,218

	$8,526	$285,167	$19,637	$340,819	$11,097	$317,118

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

        At June 30, 2010, the Company had loan contraction, including loans held-for-sale, of $215.0 million from June 30, 2009, and loan contraction, including loans held-for-sale, of $113.7 million from December 31, 2009, and it has experienced an improvement in its liquidity position. One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio improved to 90.39% at June 30, 2010, compared to 99.84% at June 30, 2009, and 98.24% at December 31, 2009.

FHLB and FRB Borrowings & Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. At June 30, 2010, the Company had no overnight borrowings from the FHLB. At June 30, 2009, the Company had $15.0 million of overnight borrowings from the FHLB, bearing interest at 0.11%. At December 31, 2009, the Company had $20.0 million of overnight borrowings from the FHLB, bearing interest at 0.04%. The Company had $181.3 million of loans pledged to the FHLB as collateral on an available line of credit of $116.8 million at June 30, 2010.

        The Company can also borrow from FRB's discount window. The Company had $112.1 million of loans pledged to the FRB as collateral on an available line of credit of $51.3 million at June 30, 2010, none of which was outstanding.

        At June 30, 2010, the Company had Federal funds purchase arrangements available of $30.0 million. There were no Federal funds purchased outstanding at June 30, 2010, June 30, 2009, and December 31, 2009.

        The Company also had a $4.0 million secured borrowing at June 30, 2010. Secured borrowings represent the guaranteed portions of SBA 7a loans transferred to third parties subject to a SBA warranty for a period of 90 days. This requires the Company to treat these as secured borrowings during the warranty period. The warranty period for these loans expires in the following quarter. Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met.

        The Company also utilizes securities sold under repurchase agreements to manage our liquidity position. Repurchase agreements are accounted for as collateralized financial transactions and are secured by mortgage-backed securities carried at an amortized cost of approximately $21.0 million at June 30, 2010, and approximately $32.9 million at June 30, 2009. Securities sold under agreements to repurchase totaled $20.0 million at June 30, 2010, compared to $30.0 million at June 30, 2009, and $25.0 million at December 31, 2009.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Average balance year-to-date	$31,674	$77,834	$56,269
Average interest rate year-to-date	1.61%	1.57%	1.65%
Maximum month-end balance during the period	$30,708	$122,000	$50,000
Average rate at June 30	2.27%	1.65%	1.32%

Capital Resources

        On June 21, 2010, the Company completed a private placement of Series B Preferred Stock and Series C Preferred Stock to a limited number of institutional investors for gross proceeds of $75 million. HCC downstreamed $40 million of the proceeds from the private placement to HBC as Tier 1 capital for regulatory purposes. At the HCC level, proceeds from the issuance of the Series B Preferred Stock constitute Tier 2 capital for regulatory purposes. The proceeds from the issuance of the Series B Preferred Stock and Series C Preferred Stock constitute Tier 2 capital. Upon receipt of shareholder approval for the conversion of the Series B Preferred Stock and Series C Preferred Stock, the proceeds will constitute Tier 1 capital for regulatory purposes. As discussed below, the proceeds from the private placement have significantly improved the Company's regulatory ratios.

        The new capital increased tangible equity to $182.3 million at June 30, 2010, from $127.5 million at June 30, 2009, and $125.5 million at December 31, 2009.

        The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently consists of total shareholders' equity (excluding accumulated other comprehensive income or loss) and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and other intangible assets, disallowed deferred tax assets, and the newly issued Series B Preferred Stock and Series C Preferred Stock. Our Tier 2 Capital includes the allowances for loan losses, off balance sheet credit losses, and the Series B Preferred Stock and Series C Preferred Stock.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	June 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$112,797	$138,697	$134,833
Tier 2 Capital	83,295	15,956	14,720

Total risk-based capital	$196,092	$154,653	$149,553

Risk-weighted assets	$1,050,949	$1,260,709	$1,163,125
Average assets (regulatory purposes)	$1,304,239	$1,393,157	$1,341,670
				Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	18.7%	12.3%	12.9%	8.00%
Tier 1 risk-based capital	10.7%	11.0%	11.6%	4.00%
Leverage(1)	8.6%	10.0%	10.1%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	June 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$152,251	$135,606	$133,216
Tier 2 Capital	13,310	16,005	14,743

Total risk-based capital	$165,561	$151,611	$147,959

Risk-weighted assets	$1,050,908	$1,264,684	$1,165,014
Average assets (regulatory purposes)	$1,303,879	$1,396,746	$1,344,407
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	15.8%	12.0%	12.7%	10.00%	8.00%
Tier 1 risk-based capital	14.5%	10.7%	11.4%	6.00%	4.00%
Leverage(1)	11.7%	9.7%	9.9%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority. In July 2010, we submitted a written plan for sufficient capitalization of both HBC and the Company (on a consolidated basis), based on their respective risk profiles to the Federal Reserve and DFI.

        At June 30, 2010 and 2009, and December 31, 2009, HCC's and HBC's capital met all minimum regulatory requirements. As of June 30, 2010, HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under the prompt corrective action provisions.

        At June 30, 2010, the Company had total shareholders' equity of $185.6 million, including $108.4 million in preferred stock, and $569,000 of accumulated other comprehensive loss.

Mandatory Redeemable Cumulative Trust Preferred Securities

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7.2 million aggregate principal amount of 10.875% subordinated debt due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7.2 million aggregate principal amount of 10.60% subordinated debt due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5.2 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4.1 million of aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. The subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the trusts to the Company. The common stock is recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier I capital. The subsidiary trusts are not consolidated in the Company's consolidated financial statements. Under the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act the Company's trust preferred securities will continue to qualify as Tier I capital.

        In November 2009, the Company announced that it was exercising its right to defer interest payments on its outstanding trust preferred subordinated debt securities. The Company will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current.

U.S. Treasury Capital Purchase Program

        The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of its common stock to the Treasury through the U.S. Treasury Capital Purchase Program. The Series A Preferred Stock qualifies as a component of Tier 1 capital. In November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. The Company accrues the cumulative unpaid dividends at the compounded dividend rate.

Private Placement

        The Company entered into a securities purchase agreement, dated June 18, 2010, with various institutional investors, pursuant to which the investors purchased for an aggregate of $75.0 million newly issued shares of Series B Preferred Stock and Series C Preferred Stock. On June 21, 2010, we issued to the investors (i) an aggregate of 53,996 shares of Series B Preferred Stock, each of which will automatically convert into 266.67 shares of our Common Stock (an aggregate of 14.4 million shares of our Common Stock) based on the initial conversion price of $3.75, upon approval of the conversion by our shareholders, and (ii) an aggregate of 21,004 shares of Series C Preferred Stock, each of which will automatically convert into 266.67 shares of our Common Stock (an aggregate of 5.6 million shares of our Common Stock) based on the initial conversion price of $3.75, following both approval of the conversion by our shareholders and, thereafter, a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering.

        The Series B Preferred Stock is non-voting except in the case of certain transactions that affect the rights of the holders of the Series B Preferred Stock or applicable law. The initial conversion price of $3.75 per share is subject to possible adjustments in the future under certain circumstances, including failure to obtain shareholder approval for the conversion by December 21, 2010, which would decrease the conversion price by 10%. The holders of the Series B Preferred Stock will be entitled to receive cumulative cash dividends which shall accrue and be payable at a per annum rate equal to 20%, payable semi-annually in arrears commencing on December 21, 2010; provided, however, if shareholder approval is obtained before December 21, 2010, then no accrued dividends shall be payable. The Series B Preferred Stock is not redeemable by the Company or by the holders and carries a liquidation preference of $1,000 per share, plus the right to participate in any liquidation distribution to holders of common stock on an as-converted basis.

        The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. The initial conversion price of $3.75 per share is subject to possible adjustments in the future under certain circumstances, including the failure to obtain shareholder approval for the conversion by December 21, 2010, which would decrease the conversion price by 10%. Prior to shareholder approval, the holders of the Series C Preferred Stock will be entitled to receive cumulative cash dividends which shall accrue and be payable at a per annum rate equal to 20%, payable semi-annually in arrears commencing on December 21, 2010; provided, however, if shareholder approval is obtained on or before December 21, 2010, then no accrued dividends shall be payable. Following shareholder approval, holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is not redeemable by the Company or by the holders and carries a liquidation preference of $1,000 per share, plus prior to shareholder approval, the right to participate in any liquidation distribution to holders of common stock on an as-converted basis. Following shareholder approval, upon a liquidation of the Company, holders of Series C Preferred Stock will be entitled to a liquidation preference of $1,000 per share.

        The Series B Preferred Stock and the Series C Preferred Stock rank senior to the Company's common stock and rank on parity with the Company's Series A Fixed Rate Cumulative Preferred Stock ("Series A Preferred Stock").

        Dividends and discount accretion on preferred stock on the consolidated statements of operations include dividends on the Series B Preferred Stock and Series C Preferred Stock totaling $411,000 for the three months and six months ended June 30, 2010.

        The Company has scheduled a Special Shareholder Meeting for September 15, 2010, to approve the conversion of the Series B Preferred Stock and the Series C Preferred Stock for purposes of the NASDAQ Listing Rules and the California General Corporation Law (the "Shareholder Approvals"). There is no assurance the Company's shareholders will approve the conversion of the Series B Preferred Stock and Series C Preferred Stock before December 21, 2010 or thereafter. The failure of the Company's shareholders to approve the conversion of the Series B Preferred Stock and the Series C Preferred Stock would have potentially adverse consequences for the Company and its shareholders, see "Part II—Other Information—Item 1A—Risk Factors."

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

        At June 30, 2010, it was estimated that the Company's MV would increase 14.7% in the event of a 200 basis point increase in market interest rates. In the event of a 100 point increase in market interest rate, the Company's MV would increase 8.1% at the same date. The Company's MV at the same date would decrease 21.2% in the event of a 200 basis point decrease in applicable interest rates. In the event of a 100 point decrease in market interest rate, the Company's MV would decrease 11.6% at the same date.

        Presented below, as of June 30, 2010 and 2009, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 100 and 200 basis points in applicable interest rates:

	June 30, 2010				June 30, 2009
			Market Value as a % of Present Value of Assets				Market Value as a % of Present Value of Assets
	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+200 bp	$24,905	14.7%	14.9%	191	$29,534	14.1%	16.6%	206
+100 bp	$13,653	8.1%	14.0%	105	$16,163	7.7%	15.7%	113
0 bp	$—	0.0%	13.0%	—	$—	0.0%	14.6%	—
-100 bp	$(19,653)	-11.6%	11.5%	(151)	$(23,790)	-11.4%	12.9%	(166)
-200 bp	$(35,833)	-21.2%	10.2%	(275)	$(47,268)	-22.7%	11.3%	(330)

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2009. There are no changes to these policies as of June 30, 2010.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2010. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of June 30, 2010, the period covered by this report on Form 10-Q.

        During the six months ended June 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

        In addition to the other information contained in this Report on Form 10-Q, the following significant risks may affect the Company and update the risk factors contained in Part I, Item A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009. The risk factors identified below are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

If Shareholder Approvals for the conversion of the Series B Preferred Stock and Series C Preferred Stock are not received before December 21, 2010, the consequences could adversely affect the Company, which may negatively impact an investment in our Common Stock.

        If the Shareholder Approvals are not obtained prior to December 21, 2010, on and after December 21, 2010 and until the shareholders approve the conversion of the Series B Preferred Stock and the Series C Preferred Stock, the following consequences will result that could affect our stock price:

  •
  The initial conversion price of the Series B Preferred Stock of $3.75 per share will be decreased by 10% if we fail to obtain the Shareholder Approvals before December 21, 2010 (six months after issuance of the Series B Preferred Stock).

  •
  The initial conversion price of the Series C Preferred Stock of $3.75 per share will be decreased by 10% if we fail to obtain the Shareholder Approvals before December 21, 2010 (six months after issuance of the Series C Preferred Stock).

  •
  The shares of Series B Preferred Stock will remain outstanding and, for so long as such shares remain outstanding, we will be required to pay dividends on the Series B Preferred Stock, at a rate of 20% per annum, or $10.8 million per year. Dividends will not be payable on the Series B Preferred Stock if the Shareholder Approvals are obtained before December 21, 2010.

  •
  We will be required to pay dividends on the Series C Preferred Stock, at a rate of 20% per annum, or $4.2 million per year. Dividends will not be payable on the Series C Preferred Stock at the rate of 20% per annum if we obtain the Shareholder Approvals before December 21, 2010. After we obtain the Shareholder Approvals, the Series C Preferred Stock will remain outstanding, but will receive dividends on an as-converted basis if and only to the extent payable on our common stock.

We have a significant deferred tax asset and cannot assure that it will be fully realized.

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At June 30, 2010, we had a net deferred tax asset of $24.6 million. For the second quarter ended June 30, 2010, we established a partial valuation allowance of $3.7 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required under generally accepted accounting principles to establish a full or increase our partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

There is no assurance that our planned sale of problem loans in the third quarter will be successful.

        In the second quarter ended June 30, 2010, we identified $31.0 million of problem real estate related loans that we intend to sell in the third quarter. We transferred the loans to loans held-for-sale portfolio and recorded $13.9 million of loan charge-offs in the second quarter of 2010. Although we have been in discussions with third party brokers who we have engaged to conduct the loan sales, there is no assurance that the loan sales will be completed or, if completed, on terms as advantages to the Company as anticipated. If we are unable to complete the loan sales or if the loan sales are completed on less than the terms we have anticipated the Company may record addition losses on these loans.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may affect our business activities, financial position and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

        On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which implements significant changes in the financial regulatory landscape and will impact all financial institutions, including HCC and HBC. The Act is likely to increase our regulatory compliance burden. However, it is too early for us to fully assess the impact of the Act on our business, financial condition or results of operations in part because many of the Act's provisions require subsequent regulatory rulemaking.

        Among the Act's significant regulatory changes, it creates a new financial consumer protection agency, known as the Bureau of Consumer Financial Protection (the "Bureau"), that is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer compliance, which will increase our regulatory compliance burden and costs and may restrict the financial products and services we offer to our customers. Moreover, the Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the Bureau. The Act also imposes more stringent capital requirements on bank holding companies by, among other things, imposing leverage ratios on bank holding companies and prohibiting new trust preferred issuances from counting as Tier 1 capital. These restrictions will limit future capital strategies. Although we do not use derivative transactions, the Act also increases regulation of derivatives and hedging transactions, which could limit our ability in the future to enter into, or increase the costs associated with, interest rate and other hedging transactions.

        Although certain provisions of the Act, such as direct supervision by the Bureau, will not apply to banking organizations with less than $10 billion of assets, such as Heritage Commerce Corp and Heritage Bank of Commerce, the changes resulting from the legislation will impact our business. These changes will require us to invest significant management attention and resources to evaluate and make necessary changes.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4—RESERVED

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 17, 2009)
3.2	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report or Form 10-K filed on March 17, 2010)
4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed November 26, 2008)
4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
4.3	Certificate of Determination for Series B Mandatorily Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K filed on June 22, 2010)
4.4	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
August 6, 2010 Date	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
August 6, 2010 Date	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
3.2	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report or Form 10-K filed on March 17, 2010)
4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed on November 26, 2008)
4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
4.3	Certificate of Determination for Series B Mandatorily Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K file June 22, 2010)
4.4	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to Exhibit 4.2 to Registrant's Form 8-K file June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350