Form 10-Q
period 2010-09-30
HERITAGE COMMERCE CORP
filed 2010-11-10
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        The Registrant had 26,233,001 shares of Common Stock outstanding on October 29, 2010.

Heritage Commerce Corp and Subsidiaries
Quarterly Report on Form 10-Q

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Heritage Commerce Corp

Consolidated Balance Sheets (Unaudited)

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Assets
Cash and due from banks	$230,365	$45,372
Federal funds sold	100	100
Interest-bearing deposits in other financial institutions	90	90

Total cash and cash equivalents	230,555	45,562
Securities available-for-sale, at fair value	111,459	109,966
Loans held-for-sale—SBA, at lower of cost or market, including deferred costs	7,967	10,742
Loans held-for-sale—Other, at lower of cost or market, including deferred costs	4,788	—
Loans, including deferred costs	886,616	1,070,113
Allowance for loan losses	(25,290)	(28,768)

Loans, net	861,326	1,041,345
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	9,337	8,454
Company owned life insurance	43,255	42,313
Premises and equipment, net	8,577	9,006
Goodwill	—	43,181
Intangible assets	3,158	3,589
Accrued interest receivable and other assets	50,448	49,712

Total assets	$1,330,870	$1,363,870

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest bearing	$269,482	$260,840
Demand, interest-bearing	156,912	146,828
Savings and money market	318,221	295,404
Time deposits—under $100	38,909	40,197
Time deposits—$100 and over	132,862	129,831
Time deposits—CDARS	16,297	38,154
Time deposits—brokered	132,435	178,031

Total deposits	1,065,118	1,089,285
Securities sold under agreement to repurchase	15,000	25,000
Subordinated debt	23,702	23,702
Short-term borrowings	4,315	20,000
Accrued interest payable and other liabilities	37,635	33,578

Total liabilities	1,145,770	1,191,565
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series A fixed rate cumulative preferred stock, 40,000 shares issued and outstanding (liquidation preference of $42,300 at September 30, 2010 and $40,783 at December 31, 2009)	39,846	39,846
Discount on Series A preferred stock	(1,322)	(1,598)
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at September 30, 2010 and none at December 31, 2009 (liquidation preference of $21,004 at September 30, 2010)	19,538	—
Common stock, no par value; 60,000,000 shares authorized; 26,233,001 shares issued and outstanding at September 30, 2010 and 11,820,509 shares issued and outstanding at December 31, 2009	131,329	80,222
Retained earnings / (Accumulated deficit)	(2,965)	56,389
Accumulated other comprehensive loss	(1,326)	(2,554)

Total shareholders' equity	185,100	172,305

Total liabilities and shareholders' equity	$1,330,870	$1,363,870

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Operations (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$12,041	$14,727	$37,952	$44,619
Securities, taxable	1,247	753	3,869	2,702
Securities, non-taxable	—	1	—	9
Interest-bearing deposits in other financial institutions	73	14	99	21

Total interest income	13,361	15,495	41,920	47,351
Interest expense:
Deposits	1,929	3,228	6,451	10,652
Subordinated debt	473	476	1,407	1,463
Repurchase agreements	97	168	341	638
Short-term borrowings	31	—	93	53
Note payable	—	—	—	82

Total interest expense	2,530	3,872	8,292	12,888

Net interest income before provision for loan losses	10,831	11,623	33,628	34,463
Provision for loan losses	2,058	7,129	25,754	28,253

Net interest income after provision for loan losses	8,773	4,494	7,874	6,210
Noninterest income:
Gain on sale of securities	1,492	—	1,492	—
Service charges and fees on deposit accounts	536	557	1,664	1,665
Servicing income	442	382	1,288	1,210
Gain on sale of SBA loans	429	643	707	643
Loss on sale of other loans	(887)	—	(887)	—
Increase in cash surrender value of life insurance	428	420	1,249	1,248
Other	288	348	777	808

Total noninterest income	2,728	2,350	6,290	5,574
Noninterest expense:
Salaries and employee benefits	5,272	5,730	16,645	17,831
Occupancy and equipment	1,081	1,005	3,023	2,893
Writedown of loans held-for-sale	1,080	—	1,080	—
FDIC deposit insurance premiums	849	598	3,059	2,490
Professional fees	780	691	3,202	2,833
Software subscription	261	203	747	616
Insurance expense	241	203	765	393
Low income housing investment losses	214	217	572	642
Data processing	188	196	619	686
Other real estate owned expense	49	60	537	229
Impairment of goodwill	—	—	43,181	—
Other	1,233	1,841	4,568	5,572

Total noninterest expense	11,248	10,744	77,998	34,185

Income (loss) before income taxes	253	(3,900)	(63,834)	(22,401)
Income tax benefit	(398)	(1,824)	(6,272)	(10,990)

Net income (loss)	$651	$(2,076)	$(57,562)	$(11,411)
Dividends and discount accretion on preferred stock	(193)	(599)	(1,792)	(1,776)

Net income (loss) allocable to common shareholders	$458	$(2,675)	$(59,354)	$(13,187)

Income (loss) per common share:
Basic	$0.01	$(0.23)	$(4.70)	$(1.12)
Diluted	$0.01	$(0.23)	$(4.70)	$(1.12)

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Changes in Shareholders' Equity (Unaudited)

Nine Months Ended September 30, 2010 and 2009

	Preferred Stock			Common Stock		Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss
								Total Shareholders' Equity	Comprehensive Loss
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2009	40,000	$39,846	$(1,946)	11,820,509	$78,854	$70,986	$(3,473)	$184,267
Net loss	—	—	—	—	—	(11,411)	—	(11,411)	$(11,411)
Net change in unrealized gain on securities available-for-sale and interest-only strips, net of deferred income taxes	—	—	—	—	—	—	593	593	593
Net increase in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	—	697	697	697

Total comprehensive loss									$(10,121)

Amortization of restricted stock awards	—	—	—	—	115	—	—	115
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,517)	—	(1,517)
Accretion of discount on Series A preferred stock	—	—	259	—	—	(259)	—	—
Cash dividend declared on common stock, $0.02 per share	—	—	—	—	—	(236)	—	(236)
Stock option expense	—	—	—	—	985	—	—	985
Income tax effect of restricted stock award vesting	—	—	—	—	(70)	—	—	(70)

Balance, September 30, 2009	40,000	$39,846	$(1,687)	11,820,509	$79,884	$57,563	$(2,183)	$173,423

Balance, January 1, 2010	40,000	$39,846	$(1,598)	11,820,509	$80,222	$56,389	$(2,554)	$172,305
Net loss	—	—	—	—	—	(57,562)	—	(57,562)	$(57,562)
Net change in unrealized gain on securities available-for-sale and interest-only strips, net of deferred income taxes	—	—	—	—	—	—	1,026	1,026	1,026
Net increase in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	—	202	202	202

Total comprehensive loss									$(56,334)

Issuance of Series B manditorily convertible cumulative perpetual preferred stock, net of issuance costs	53,996	50,228	—	—	—	—	—	50,228
Conversion of Series B manditorily convertible cumulative perpetual preferred stock into common stock	(53,996)	(50,228)	—	14,398,992	50,228	—	—	—
Issuance of Series C convertible perpetual preferred stock, net of issuance costs	21,004	19,538	—		—	—	—	19,538
Issuance of restricted stock awards	—	—	—	13,500	—	—	—	—
Amortization of restricted stock awards	—	—	—	—	117	—	—	117
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,516)	—	(1,516)
Accretion of unearned discount on Series A preferred stock	—	—	276	—	—	(276)	—	—
Stock option expense	—	—	—	—	837	—	—	837
Income tax effect of restricted stock award vesting	—	—	—	—	(75)	—	—	(75)

Balance, September 30, 2010	61,004	$59,384	$(1,322)	26,233,001	$131,329	$(2,965)	$(1,326)	$185,100

See notes to consolidated financial statements

Heritage Commerce Corp

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,562)	$(11,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	600	604
Gain on sale of securities available-for-sale	(1,492)	—
Provision for loan losses	25,754	28,253
Stock option expense	837	985
Amortization of other intangible assets	431	481
Amortization of restricted stock awards	117	115
Amortization (accretion) of discounts and premiums on securities	(1,295)	(324)
Writedowns and (gains) losses on sale of foreclosed assets, net	546	(106)
Gain on sale of SBA loans	(707)	(643)
Proceeds from sale of SBA loans originated for sale	17,146	—
Net change in SBA loans originated for sale	(17,458)	(15,056)
Loss on sale of other loans	887	—
Writedowns on other loans held-for-sale	1,080	—
Increase in cash surrender value of life insurance	(1,249)	(1,248)
Goodwill impairment	43,181	—
Effect of changes in:
Accrued interest receivable and other assets	(2,963)	(10,456)
Accrued interest payable and other liabilities	(1,234)	(1,943)

Net cash provided by (used in) operating activities	6,619	(10,749)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans	128,960	116,417
Net change in SBA loans previously transferred to held-for-sale	(320)	(1,140)
Proceeds from sale of SBA loans transferred to held-for-sale	1,768	15,369
Purchases of securities available-for-sale	(41,434)	(69,271)
Maturities/Paydowns/Calls of securities available-for-sale	21,164	69,822
Proceeds from sale of securities available-for-sale	27,245	8,552
Purchase of premises and equipment	(171)	(269)
Changes in Federal Home Loan Bank stock and other investments	(883)	(628)
Proceeds from sale of other loans transferred to held-for-sale	10,303	—
Proceeds from sale of foreclosed assets	11,595	3,505
Changes in company owned life insurance	308	—

Net cash provided by investing activities	158,535	142,357

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(24,167)	(37,676)
Issuance of preferred stock, net of offering costs	69,766	—
Income tax effect of restricted stock award vesting	(75)	(70)
Payment of cash dividends—common stock	—	(236)
Payment of cash dividends—preferred stock	—	(1,467)
Net change in short-term borrowings	(15,685)	(55,000)
Net change in note payable	—	(15,000)
Net change in securities sold under agreement to repurchase	(10,000)	(10,000)

Net cash provided by (used in) financing activities	19,839	(119,449)

Net increase in cash and cash equivalents	184,993	12,159
Cash and cash equivalents, beginning of period	45,562	30,096

Cash and cash equivalents, end of period	$230,555	$42,255

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$7,008	$13,215
Income taxes paid	$—	$1,250
Supplemental schedule of non-cash investing and financing activities:
Transfer from portfolio loans to loans held-for-sale	$17,079	$20,506
Transfer from loans held-for-sale to the loan portfolio	$2,367	$—
Loans transferred to foreclosed assets	$10,593	$5,856
Due to broker for securities purchased	$4,123	$—
Conversion of Series B preferred stock to common stock	$50,228	$—

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements

September 30, 2010

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

        The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2010.

Adoption of New Accounting Standards

        In June 2009, the FASB amended previous accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new accounting guidance eliminates the concept of a "qualifying special-purpose entity" and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions from the new accounting guidance became effective on January 1, 2010. The adoption of the new accounting guidance did not have an impact on the prior period financial statements or beginning retained earnings. The new accounting guidance had an impact on the 2010 financial statements by resulting in the deferral of approximately $351,000 of gains on sale of SBA loans as of September 30, 2010. During the quarter ended September 30, 2010, the Company sold guaranteed portions of SBA loans with a principal balance of $4.3 million to third parties.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

1) Basis of Presentation (Continued)

However, these loans are subject to a SBA warranty for a period of 90 days, which requires under this new accounting guidance for the Company to treat these as secured borrowings during the warranty period. The warranty periods for these loans expire in the fourth quarter of 2010. Provided the loans remain current through the end of the warranty period, all elements necessary to record the sale and recognize the gain will have been met.

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

Newly Issued, but not yet Effective Accounting Standards

        In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance there are two levels of detail at which credit information will presented—the portfolio segment and class levels. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company's systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/ aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased period-end disclosure requirements become effective for periods ending on or after December 15, 2010. The

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

1) Basis of Presentation (Continued)

increased disclosures for activity within a reporting period become effective for periods beginning on or after December 15, 2010. The provisions of this update will expand the Company's current disclosures with respect to the allowance for loan losses.

2) Earnings Per Share

        Basic earnings (loss) per common share is computed by dividing net income (loss) allocable to common shareholders by the weighted average common shares outstanding during the period. Diluted earnings (loss) per common share reflects potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. A reconciliation of the weighted average shares used in computing basic and diluted earnings (loss) per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Weighted average common shares outstanding	14,230,212	11,820,509	12,623,743	11,820,509
Effect of convertible preferred stock(1)	17,600,160	N/A	N/A	N/A

Shares used in computing basic earnings (loss) per common share	31,830,372	11,820,509	12,623,743	11,820,509

Dilutive effect of stock options and common stock warrants(2)	—	N/A	N/A	N/A

Shares used in computing diluted earnings (loss) per common share	31,830,372	11,820,509	12,623,743	11,820,509

(1)
On June 21, 2010, the Company issued to various institutional investors 53,996 shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). Subject to the terms of the Series B Preferred Stock, the 53,996 shares of Series B Preferred Stock converted into 14,398,992 shares of common stock on September 16, 2010. The 21,004 shares of Series C Preferred Stock remain outstanding as of September 30, 2010, and are convertible into 5,601,000 shares of common stock. The Series B Preferred Stock and Series C Preferred Stock participate in the earnings of the Company and, therefore, the shares issued on the conversion of the Series B Preferred Stock and the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share for the three months ended September 30, 2010. The shares issued on the conversion of the Series B Preferred Stock and the Series C Preferred Stock are not considered outstanding for the nine months ended September 30, 2010 due to the net loss allocable to common shareholders for the period.

(2)
There were 1,613,787 stock options and common stock warrants for the three months ended September 30, 2010 considered to be antidilutive and excluded from the computation of diluted earnings per average common share. Due to the Company's net loss allocable to common

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

2) Earnings Per Share (Continued)

  shareholders for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009, all stock options and common stock warrants were excluded from the computation of diluted loss per average common share.

3) Securities

        The amortized cost and estimated fair value of securities at September 30, 2010 and December 31, 2009 were as follows:

September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Mortgage-Backed Securities—Residential	$108,381	$2,941	$—	$111,322
Collateralized Mortgage Obligations—Residential	137	—	—	137

Total securities available-for-sale	$108,518	$2,941	$—	$111,459

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Government Sponsored Entities	$2,000	$—	$(27)	$1,973
Mortgage-Backed Securities—Residential	101,356	1,653	(463)	102,546
Collateralized Mortgage Obligations—Residential	5,227	220	—	5,447

Total securities available-for-sale	$108,583	$1,873	$(490)	$109,966

        Securities classified as U.S. Government Sponsored Entities as of December 31, 2009 were issued by the Federal National Mortgage Association ("Fannie Mae"). At September 30, 2010 and December 31, 2009, all mortgage backed securities and collateralized mortgage obligations were issued by Fannie Mae, Freddie Mac, or the Government National Mortgage Association ("Ginnie Mae").

        At September 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

3) Securities (Continued)

        There were no securities with unrealized losses at September 30, 2010. Securities with unrealized losses at December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
December 31, 2009	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
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

4) Loans

        Loans were as follows:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Loans held-for-sale:
Loans held-for-sale—SBA	$7,967	$10,742
Loans held-for-sale—Other	4,788	—

Total loans held-for-sale	$12,755	$10,742

Loans held-for-investment:
Commercial	$370,939	$427,177
Real estate—mortgage	353,565	400,731
Real estate—land and construction	91,706	182,871
Home equity	53,772	51,368
Consumer	15,793	7,181

Total loans held-for-investment	885,775	1,069,328
Deferred loan origination costs and fees, net	841	785

Loans, including deferred costs	886,616	1,070,113
Allowance for loan losses	(25,290)	(28,768)

Loans, net	$861,326	$1,041,345

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

4) Loans (Continued)

        At September 30, 2010, included in the balance of loans held-for-sale are $4,315,000 of SBA loans that were transferred to third parties during the third quarter. However, because these loans are subject to a SBA warranty for a period of 90 days, the Company must treat these loans as secured borrowings during the warranty period under recent accounting guidance. The secured borrowings are classified as "short-term borrowings" on the consolidated balance sheet. The warranty period for these loans expires in the following quarter. Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met. The Company has deferred gains of $351,000 associated with these loans, which are included in other liabilities on the consolidated balance sheets.

        During the second quarter of 2010, the Company identified $31,005,000 of problem real estate loans for sale. These loans were written down by $13,926,000 to reflect the estimated proceeds from the sale, resulting in a net balance of $17,079,000 which was transferred into the loans held-for-sale portfolio. The following table shows the detail of the problem loans transferred to the loans held-for-sale portfolio at June 30, 2010:

	Balance Prior to Transfer	Amount Charged-off	Balance Transferred to Loans Held-for-Sale
	(Dollars in thousands)
Real estate-mortgage	$9,893	$(2,781)	$7,112
Real estate-land and construction	21,112	(11,145)	9,967

Total	$31,005	$(13,926)	$17,079

        Of the $17,079,000 loans held-for-sale at June 30, 2010, $11,211,000 of loans were sold during the third quarter of 2010, which resulted in a loss on sale of other loans of $887,000. The remaining $5,868,000 of problem real estate loans held-for-sale were written down by an additional $1,080,000 during the third quarter of 2010 to $4,788,000, after obtaining updated bids and broker indications on the estimated value of these loans held-for-sale. Problem loans held-for-sale include commercial real estate loans of $1,165,000 and land and construction loans of $3,623,000 at September 30, 2010.

        Changes in the allowance for loan losses were as follows:

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$28,768	$25,007
Loans charged-off	(30,347)	(25,253)
Recoveries	1,115	969

Net charge-offs	(29,232)	(24,284)
Provision for loan losses	25,754	28,253

Balance, end of period	$25,290	$28,976

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

4) Loans (Continued)

        Impaired loans were as follows:

	September 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Period-end loans with no allocated allowance for loan losses	$17,985	$9,472	$13,202
Period-end loans with allocated allowance for loan losses	31,011	45,792	49,173

Total	$48,996	$55,264	$62,375

Amount of the allowance for loan losses allocated to above at period-end	$6,543	$9,875	$9,103

        Nonperforming loans include both smaller dollar balance homogeneous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows:

	September 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$4,552	$—	$—
Nonaccrual loans—held-for-investment	41,757	55,120	59,480
Restructured and loans past due over 90 days still on accrual	2,687	144	2,895

Total	$48,996	$55,264	$62,375

        Nonaccrual loans held-for-investment at September 30, 2010, included $4.5 million related to six loans that were restructured during the third quarter of 2010. Three of the loans were restructured to extend amortization periods at market interest rates and required additional collateral. Nonaccrual restructured loans held-for-investment also included one loan that was bifurcated into two separate loans to provide 1) a fully secured loan for half of the outstanding balance, and 2) an unsecured loan for the other half of the outstanding balance. Principal was not reduced on the two loans and payments are interest only. These two loans have been extended once since they were restructured, and are current in accordance with their modified terms. Additionally, one nonaccrual restructured loan is not current in accordance with the terms of its forbearance agreement, and the forbearance has expired. The borrower under this loan is making monthly payments, but the payments are not sufficient to cure the loan default.

        At September 30, 2010, restructured loans still on accrual included three loans totaling $2.7 million. These restructurings primarily resulted from short term principal deferments and extensions of the amortization periods. The loans are current according to their modified terms and repayment of the remaining contractual payments is expected. The Company has no commitments to

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

4) Loans (Continued)

lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

5) Private Placement

        On June 21, 2010, the Company issued to various institutional investors 53,996 shares of Series B Preferred Stock and 21,004 shares of Series C Preferred Stock for an aggregate purchase price of $75,000,000. The Series B Preferred Stock was mandatorily convertible into common stock, upon approval by the shareholders, at a conversion price of $3.75 per share. The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon both approval by the shareholders and thereafter, a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. The Series B Preferred Stock and the Series C Preferred Stock did not include a beneficial conversion feature, as the conversion price of $3.75 per share was not below the fair market value of the Company's common stock on the commitment date.

14

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

5) Private Placement (Continued)

        At the Company's Special Meeting of shareholders held on September 15, 2010, the Company's shareholders approved the issuance of common stock upon the conversion of the Series B Preferred Stock and upon the conversion of the Series C Preferred Stock. As a result, on September 16, 2010, the Series B Preferred Stock was converted into 14,398,992 shares of common stock of the Company and the shares of Series B Preferred Stock ceased to be outstanding.

        The Series C Preferred Stock remains outstanding until it has been converted into common stock in accordance with its terms. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is not redeemable by the Company or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to the Company's common stock and ranks on parity with the Company's Series A Fixed Rate Cumulative Preferred Stock ("Series A Preferred Stock").

        The holders of the Series B Preferred Stock and Series C Preferred Stock were entitled to receive cumulative dividends at a per annum rate of 20%, payable semi-annually in arrears commencing on December 21, 2010, unless shareholder approval was obtained before December 21, 2010. The Company recorded $411,000 of dividends on the Series B Preferred Stock and Series C Preferred Stock in the three and six months ended June 30, 2010. As a result of the shareholder approval on September 15, 2010, no cumulative dividends will be paid on the Series B Preferred Stock and the Series C Preferred Stock and the previously recognized dividends were reversed in the quarter ended September 30, 2010.

6) Goodwill and Intangible Assets

Goodwill

        Goodwill resulted from the acquisition of Diablo Valley Bank in June 2007 and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill was assessed at least annually, as of November 30, for impairment with the assistance of an independent valuation firm. Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the Company's single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess.

        Due to concerns about the Company's stock price, the condition of the banking industry in general, and the pricing of the closed private placement of convertible preferred stock, goodwill was tested for impairment in the second quarter of 2010, with the assistance of an independent valuation firm. Due to the continued depressed economic conditions and the length of time and amount by which

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

6) Goodwill and Intangible Assets (Continued)

the Company's book value exceeded market value per share, and the Company's closing of the private placement at a conversion price of $3.75 per share, the Company determined goodwill related to the acquisition of Diablo Valley Bank of $43,181,000 was fully impaired during the second quarter of 2010. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows income approach and publicly traded company approach.

Intangible Assets

        Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2010.

7) Income Taxes

        Under generally accepted accounting principles, a valuation allowance is required if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. During the second quarter of 2010, the Company determined a partial valuation allowance on the state of California net deferred tax asset was necessary, primarily because of the Company's cumulative loss in the most recent three-year period caused by the provision for loan losses recorded during the period. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly and it has been determined no additions to the valuation allowance were required in the third quarter of 2010. The $6,272,000 income tax benefit for the nine months ended September 30, 2010 is net of $3,700,000 of income tax expense in the second quarter of 2010 to establish the partial valuation allowance.

        The net recorded deferred tax asset, after the partial valuation allowance of $3,700,000, was $25,840,000 at September 30, 2010. The net deferred tax asset was $22,401,000 at December 31, 2009. The net deferred tax asset includes California and Federal net operating loss carryforwards that will begin to expire in 2019 and 2030, respectively, if not utilized to reduce future taxable income. The remaining deferred tax asset was supported by available tax planning strategies and projected future taxable income.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

8) Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Components of net periodic benefits cost
Service cost	$244	$241	$732	$723
Interest cost	209	191	627	573
Prior service cost	9	9	27	27
Amortization of loss	17	48	51	144

Net periodic cost	$479	$489	$1,437	$1,467

9) Fair Value

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

September 30, 2010

(Unaudited)

9) Fair Value (Continued)

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2010:
Available-for-sale securities
Mortgage-Backed Securities—Residential	$111,322	—	$111,322	—
Collateralized Mortgage Obligations—Residential	137	—	137	—
I/O strip receivables	2,115	—	2,115	—
Assets at December 31, 2009:
Available-for-sale securities
U.S. Government Sponsored Entities	$1,973	—	$1,973	—
Mortgage-Backed Securities—Residential	102,546	—	102,546	—
Collateralized Mortgage Obligations—Residential	5,447	—	5,447	—
I/O strip receivables	2,116	—	2,116	—

Assets and Liabilities Measured on a Non-Recurring Basis

        The fair value of loans held-for-sale is based upon binding contracts or quotes from third party investment banker valuations, resulting in Level 2 classification of inputs for determining fair value.

        The fair value of impaired loans held for investment with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals, brokers' opinion of value, letters of intent, purchase and sale agreements, financial statements and equipment evaluations. Real estate appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

        Nonrecurring adjustments to certain commercial and residential estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

9) Fair Value (Continued)

classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2010:
Impaired loans—held-for-sale:
Real estate—mortgage	$1,165	—	$1,165	—
Real estate—land and construction	3,623	—	3,623	—

	$4,788	—	$4,788	—

Impaired loans—held-for-investment:
Commercial	$6,593	—	—	$6,593
Real estate—mortgage	2,885	—	—	2,885
Real estate—land and construction	20,252	—	—	20,252
Consumer	160	—	—	160

	$29,890	—	—	$29,890

Other real estate owned	$657	—	—	$657
Assets at December 31, 2009:
Impaired loans	$48,410	—	—	$48,410
Other real estate owned	$812	—	—	$812

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

9) Fair Value (Continued)

        The following table shows the detail of the impaired loans held for investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$36,433	$57,513
Book value of impaired loans held-for-investment carried at cost	8,011	4,862

Total impaired loans held-for-investment	$44,444	$62,375

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$36,433	$57,513
Specific valuation allowance	(6,543)	(9,103)

Impaired loans held-for-investment carried at fair value, net	$29,890	$48,410

        Of the total provision for loan losses during the nine months ended September 30, 2010 and the year ended December 31, 2009, $8,124,000 and $16,574,000 was a result of the decline in the fair value of impaired loans held-for-investment that were carried at fair value at September 30, 2010 and December 31, 2009, respectively.

        Total other real estate owned, consisting of two properties, had a fair value of $657,000 at September 30, 2010.

        Total other real estate owned, consisting of two properties, had a carrying value of $2,241,000 at December 31, 2009. One property was carried at fair value, less costs to sell, of $812,000 at December 31, 2009. The other property was carried at cost as of December 31, 2009. There were no impairment write downs subsequent to acquisition in 2009.

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

9) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments for the periods indicated:

	September 30, 2010		December 31, 2009
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$230,555	$230,555	$45,562	$45,562
Securities available-for-sale	111,459	111,459	109,966	109,966
Loans (including loans held-for-sale), net	874,081	883,123	1,052,087	955,242
FHLB and FRB stock	9,337	N/A	8,454	N/A
Accrued interest receivable	2,775	2,775	3,472	3,472
Loan servicing rights and I/O strips receivables	3,110	5,280	3,183	4,972
Liabilities
Time deposits	$320,503	$321,991	$386,213	$389,027
Other deposits	744,615	744,615	703,072	703,072
Securities sold under agreement to repurchase	15,000	15,082	25,000	25,341
Short-term borrowings	4,315	4,315	20,000	20,000
Subordinated debt	23,702	12,970	23,702	14,938
Accrued interest payable	2,478	2,478	1,194	1,194

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

September 30, 2010

(Unaudited)

9) Fair Value (Continued)

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

10) Regulatory Matters

        On February 17, 2010, the Company and HBC entered into a written agreement ("Written Agreement") with the Federal Reserve Bank of San Francisco ("FRB") and the California Department of Financial Institutions ("DFI"). Under the terms of the Written Agreement, the Company must obtain the prior written approval of the Federal Reserve and DFI before it may (i) declare or pay any dividends, (ii) make any distributions of principal or interest on the Company's outstanding trust

HERITAGE COMMERCE CORP

Notes to Consolidated Financial Statements (Continued)

September 30, 2010

(Unaudited)

10) Regulatory Matters (Continued)

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

        Prior to entering into the Written Agreement in February 2010, the Company had already ceased paying dividends on its common stock (in the second quarter of 2009), suspended interest payments on its trust preferred securities and related subordinated debt (in the fourth quarter of 2009), and suspended dividend payments on its Series A Preferred Stock (also in the fourth quarter of 2009). As a result, the Company has accrued but has not paid approximately $2.0 million in interest on its subordinated debt, and approximately $2.3 million in dividends on its Series A Preferred Stock as of September 30, 2010. If the Company fails to pay dividends on the Series A Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company's Board of Directors. These directors would serve on the Company's Board of Directors until such time as the Company has paid in full all dividends not previously paid. So long as payment of interest on the subordinated debt and dividends on the Series A Preferred Stock remain suspended, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock.

        The Company is addressing the requirements of the Written Agreement. A new joint compliance committee was formed to oversee the Company's and HBC's response to the Written Agreement. The committee reports monthly to the Board of Directors. The Company submitted specific plans to the FRB and DFI relating to improving asset quality and credit risk management, improving profitability and liquidity management and these plans were accepted as satisfactory by the FRB and DFI. The Company has submitted its capital plan and it is being reviewed by the FRB and DFI.

        The Company and HBC believe they are currently in compliance with the requirements of the Written Agreement. Failure to comply with the Written Agreement may subject the Company and HBC to additional supervisory actions and orders.

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

Performance Overview

        For the three months ended September 30, 2010, net income was $651,000. Net income allocable to common shareholders was $458,000 or $0.01 per average diluted common share for the three months ended September 30, 2010, which included a $2.1 million provision for loan losses, a $1.1 million write-down of loans held-for-sale, and an $887,000 loss on the sale of other loans, partially offset by a $1.5 million gain on sale of securities. In the three months ended September 30, 2009, the net loss was $2.1 million. The net loss allocable to common shareholders was $2.7 million, or $(0.23) per average diluted common share for the three months ended September 30, 2009, which included a provision for loan losses of $7.1 million.

        For the nine months ended September 30, 2010, the net loss was $57.6 million. The net loss allocable to common shareholders was $59.4 million, or $(4.70) per average diluted common share, which included a $43.2 million charge for impairment of goodwill, a $25.8 million provision for loan losses, and a $3.7 million partial valuation allowance on the deferred tax asset. In the nine months ended September 30, 2009, the net loss was $11.4 million. The net loss allocable to common shareholders was $13.2 million, or $(1.12) per average diluted common share for the nine months ended September 30, 2009, including a provision for loan losses of $28.3 million.

        In the third quarter of 2010, the Company's shareholders approved the issuance of common stock upon the conversion of the Series B Preferred Stock and the Series C Preferred Stock. As a result of the shareholder approval, no cumulative dividends at the per annum rate of 20% will be paid on the Series B Preferred Stock and the Series C Preferred Stock. Dividends and accretion on preferred stock decreased to $193,000 in the third quarter of 2010, compared to $599,000 in the third quarter of 2009, due to $411,000 of accrued dividends in the second quarter of 2010 for the Series B Preferred Stock and the Series C Preferred Stock that will not have to be paid.

        After receiving shareholder approval, the outstanding Series B Preferred Stock automatically converted into approximately 14.4 million shares of the Company's common stock. The Series C Preferred Stock remains outstanding until converted to common stock upon the transfer of the Series C Preferred Stock in accordance with its terms.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin decreased 3 basis points to 3.59% in the third quarter of 2010, from 3.62% in the same quarter a year ago and declined 29 basis points from 3.88% in the second quarter of 2010. The 29 basis point decline in the third quarter of 2010 compared to the previous quarter was primarily due to investment of proceeds from June 2010 capital raise in short-term investments and deposits at the Federal Reserve Bank, partially offset by maturing higher-cost wholesale funding and a more cost-effective blend of core deposits.

  •
  The provision for loan losses was $2.1 million for the third quarter of 2010, compared to $7.1 million for the third quarter of 2009. The provision for loan losses for the nine months ended September 30, 2010 was $25.8 million, compared to $28.3 million for the same period a year ago. The decrease in the provision for loan losses reflects improvement in credit quality.

  •
  Noninterest income increased 16% to $2.7 million in the third quarter of 2010 from $2.4 million in the third quarter of 2009, and increased 13% to $6.3 million in the first nine months of 2010 from $5.6 million in the first nine months of 2009. The increase in noninterest income was primarily due to a $1.5 million gain on sale of securities, which was partially offset by an $887,000 loss on sale of other loans.

  •
  Noninterest expense was $11.2 million for the third quarter of 2010, compared to $10.7 million in the third quarter of 2009. In the first nine months of 2010, noninterest expense, excluding the $43.2 million impairment of goodwill, was $34.8 million, compared to $34.2 million in the first nine months a year ago.

  •
  The income tax benefit for the quarter ended September 30, 2010 was $398,000, compared to $1.8 million for the quarter ended September 30, 2009. In the first nine months of 2010, the income tax benefit was $6.3 million, compared to $11.0 million in the first nine months of 2009. The income tax benefit for the first nine months of 2010 included $3.7 million of income tax expense in the second quarter of 2010 to establish a partial valuation allowance on the Company's net deferred tax asset. The negative effective income tax rates are due to the loss before income taxes for the nine months ended September 30, 2010 and 2009. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, and tax credits related to investments in low income housing limited partnerships.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale increased 146% to $342.0 million at September 30, 2010, from $138.9 million a year ago and increased 120% from $155.5 million at December 31, 2009. The increase in liquid assets is primarily due to: proceeds from the private placement; proceeds from loan sales; loan paydowns; and an increase in customer deposits.

  •
  During the third quarter of 2010, the sale of $11.2 million of the $17.1 million of problem real estate loans held-for-sale resulted in net proceeds of $10.3 million, with a loss on sale of $887,000. The remaining $5.9 million of problem real estate loans held-for-sale were written down by an additional $1.1 million during the third quarter of 2010 to $4.8 million. Problem real estate loans held-for-sale included commercial real estate loans of $1.2 million and land and construction loans of $3.6 million at September 30, 2010.

  •
  Total loans, excluding loans held-for-sale, decreased $195.0 million, or 18%, to $886.6 million at September 30, 2010, compared to $1.08 billion at September 30, 2009, and decreased $183.5 million, or 17%, from $1.07 billion at December 31, 2009. Land and construction loans decreased $105.7 million, or 54%, to $91.7 million at September 30, 2010, compared to $197.4 million at September 30, 2009, and decreased $91.2 million, or 50%, from $182.9 million at December 31, 2009.

  •
  Classified assets decreased to $115.9 million at September 30, 2010, compared to $172.9 million at September 30, 2009, and $164.1 million at December 31, 2009.

  •
  The allowance for loan losses at September 30, 2010 was $25.3 million, or 2.85% of total loans, and represented 51.62% of nonperforming loans, and 56.90% of nonperforming loans excluding nonaccrual loans in the loans held-for-sale portfolio. The allowance for loan losses a year ago was $28.9 million, or 2.68% of total loans and 52.43% of nonperforming loans. The allowance for loan losses at December 31, 2009, was $28.8 million, or 2.69% of total loans and 46.12% of nonperforming loans.

  •
  Nonperforming assets decreased to $49.7 million, or 3.73% of total assets at September 30, 2010, which included $4.6 million of real estate loans classified as substandard or substandard-nonaccrual in the loans held-for-sale portfolio. Nonperforming assets were $58.2 million, or 4.26% of total assets at September 30, 2009, and $64.6 million, or 4.74% of total assets at December 31, 2009.

  •
  Net charge-offs were $3.5 million in the third quarter of 2010, compared to $9.6 million in the third quarter of 2009, and $5.9 million in the fourth quarter of 2009.

  •
  Brokered deposits decreased to $132.4 million at September 30, 2010, compared to $181.8 million at September 30, 2009, and $178.0 million at December 31, 2009.

  •
  The ratio of noncore funding (which consists of time deposits $100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 23% at September 30, 2010, compared to 28% at September 30, 2009, and 29% at December 31, 2009.

  •
  The liquidity position improved with a loan to deposit ratio of 83.24% at September 30, 2010, compared to 96.88% at September 30, 2009, and 98.24% at December 31, 2009.

  •
  The $75 million of new capital raised in June 2010 increased tangible equity to $181.9 million at September 30, 2010, from $126.5 million at September 30, 2009, and $125.5 million at December 31, 2009.

  •
  Capital ratios substantially exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at HBC on a stand-alone basis. The leverage ratio of the Company was 14.17%, with a tier 1 risk-based capital ratio of 18.83% and a total risk-based capital ratio of 20.10% at September 30, 2010. HBC's leverage ratio was 11.95%, tier 1 risk-based capital ratio was 15.89%, and a total risk-based capital ratio was 17.16% at September 30, 2010.

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $132.4 million in brokered deposits at September 30, 2010, compared to $181.8 million at September 30, 2009, and $178.0 million at December 31, 2009. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations. Deposits at September 30, 2010 were $1.07 billion, compared to $1.12 billion at September 30, 2009, and $1.09 billion at December 31, 2009. Increases in core deposit balances allowed the Company to decrease higher-cost wholesale funding.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $16.3 million at September 30, 2010, compared to $41.4 million at September 30, 2009, and $38.2 million at December 31, 2009.

        HBC is a participant in the Federal Deposit Insurance Corporation's ("FDIC") Transaction Account Guarantee ("TAG") Program, which provides HBC's depositors with unlimited FDIC insurance coverage for certain noninterest-bearing transaction accounts. The TAG Program will expire on December 31, 2010, which could have an adverse effect on HBC's deposit base. However, in September 2010, the FDIC Board of Directors issued a proposed rule to implement provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act to provide depositors at all FDIC-insured institutions unlimited deposit insurance coverage on noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012. Unlike the FDIC's voluntary TAG Program, the Dodd-Frank provision will apply at all FDIC-insured institutions and it will cover only traditional checking accounts that do not pay interest. The proposed rule emphasizes that, starting January 1, 2011, low-interest consumer checking accounts and Interest on Lawyer Trust Accounts (currently protected under the TAG Program) will no longer be eligible for an unlimited guarantee.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. We believe that our liquidity position is more than sufficient to meet our operating expenses, borrowing needs and other obligations for 2010. Our liquidity has been significantly enhanced from the proceeds from the June 2010 private placement, proceeds from loan sales, loan paydowns, and an increase in customer deposit balances. At September 30, 2010, we had $230.6 million in cash and cash equivalents and approximately

$199.0 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $48.2 million in unpledged securities available at September 30, 2010. The loan to deposit ratio improved to 83.24% at September 30, 2010, compared to 96.88% at September 30, 2009, and 98.24% at December 31, 2009.

Lending

        Our lending business originates primarily through our branch offices located in our primary market. The Company also has SBA loan production offices in Sacramento, Oakland and Santa Rosa, California. As a result of the weakened economy in our primary service area throughout 2009 and the first nine months of 2010 and loan payoffs, we have seen a contraction in our loan portfolio during the last two years. At September 30, 2010, commercial and industrial loans accounted for 42% of the total loan portfolio. Commercial real estate loans accounted for 40% of the total loan portfolio at September 30, 2010, of which 57% were owner occupied by businesses. Land and construction loans continued to decrease and accounted for 10% of the total loan portfolio, and consumer and home equity loans accounted for the remaining 8% of total loans at September 30, 2010. The year to date decline in gross loans is primarily due to loans transferred to loans held-for-sale, several large pay-downs during the first nine months of 2010 and scheduled amortizations of balances which were off-set by lower volume of loan originations relative to historical periods. Lower volume of loan originations can be attributed in part to lower demand for certain types of credit as well as more selectivity with respect to the types of loans the Company chooses to originate.

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

        From January 22, 2008 through December 16, 2008, the Board of Governors of the Federal Reserve System reduced short-term interest rates by 325 basis points. This decrease in short-term rates immediately affected the rates applicable to the majority of the Company's loans. While the decrease in interest rates also lowered the cost of interest bearing deposits, which represents the Company's primary funding source, these deposits tend to price more slowly than floating rate loans, which resulted in compression of the Company's net interest margin. The Company's net interest margin expanded in the first half of 2010, as the costs of deposits and borrowings have continued to decline. However, the net interest margin decreased 3 basis points to 3.59% in the third quarter of 2010, from 3.62% in the same quarter a year ago and declined 29 basis points from 3.88% in the second quarter of 2010. The 29 basis point decline in the third quarter of 2010 compared to the previous quarter was primarily due to investment of proceeds from the June 2010 capital raise in short-term investments and deposits at the Federal Reserve Bank, partially offset by maturing higher-cost wholesale funding and a more cost-effective blend of core deposits.

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

        The Company sold $25.7 million of investment securities for total gross proceeds of $27.2 million resulting in a $1.5 million gain on sale of securities for the third quarter and first nine months of 2010, compared to no gain on sale of securities for the same periods in 2009.

        Prior to the third quarter of 2007, a significant percentage of the Company's noninterest income was associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. From the third quarter of 2007 through the second quarter of 2009, the Company retained its SBA production. In the third quarter of 2009, the Company began to again sell loans in the secondary market. When the Company sells SBA loans to third parties, the loans are subject to a 90 day SBA warranty. The Company adopted new accounting guidance in the first quarter of 2010 that requires the Company to treat the SBA loans sold as secured borrowings during the warranty period. The warranty period for loans transferred in the second quarter of 2010 expired in the third quarter of 2010, and resulted in a gain on sale of SBA loans of $230,000, recognized in the third quarter of 2010. SBA loans sold in the third quarter of 2010, without a warranty period, resulted in a gain on sale of SBA loans of $199,000, which was immediately recognized. Additionally, $4.3 million of SBA loans have been transferred to third parties during the third quarter of 2010. Provided the loans remain current through the end of the warranty period, all elements necessary to record the sale will have been met. The Company has deferred gains of $351,000 associated with these loans, which are included in other liabilities on the consolidated balance sheet. During the third quarter of 2010, the sale of $11.2 million of problem real estate loans held-for-sale resulted in net proceeds of $10.3 million, with a loss on sale of $887,000.

        Other sources of noninterest income include loan servicing fees, service charges and fees, and cash surrender value from company owned life insurance policies.

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Over the last several quarters the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Operating expenses increased $632,000 in the first nine months of 2010, compared to the first nine months of 2009, primarily due to a $1.1 million writedown of loans held-for-sale. Total noninterest expenses in the first nine months of 2010 increased over the comparable period in 2009, as a result of the goodwill impairment recorded in the second quarter of 2010. Noninterest expense, including the $43.2 million impairment of goodwill, was $78.0 million for the nine months of 2010, compared to $34.2 million for the nine months of 2009.

Capital Management

        As part of its asset and liability process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

        On June 21, 2010, the Company issued Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") to a limited number of institutional investors for an aggregate amount of $75.0 million. HCC then downstreamed $40 million of the proceeds from the private placement to the capital of HBC.

        After receiving shareholder approval in September 2010, the outstanding Series B Preferred Stock converted into approximately 14.4 million shares of the Company's common stock. The Series C Preferred Stock remains outstanding until converted to common stock upon the transfer of the Series C Preferred Stock in accordance with its terms. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock.

        At September 30, 2010, HBC's total risk-based capital ratio was 17.16%, compared to the 10% regulatory requirement for well-capitalized banks under the regulatory framework for prompt corrective actions. HBC's tier 1 risk-based capital ratio of 15.89% and leverage ratio of 11.95% at September 30, 2010 also exceeded regulatory guidelines for well-capitalized banks under the prompt corrective actions framework of 6% and 5%, respectively. On a consolidated basis, the Company has a leverage ratio of 14.17%, a tier 1 risk-based capital ratio of 18.83%, and a total risk-based capital ratio of 20.10% at September 30, 2010.

        Under the Written Agreement we are required to obtain the prior approval of the Federal Reserve Bank of San Francisco and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve to make any interest payments on our outstanding trust preferred securities and related subordinate debt, or to pay any dividends on our common stock or preferred stock.

        Under the terms of the Capital Purchase Program with the U.S. Treasury, so long as our Series A Preferred Stock is outstanding, we are prohibited from increasing quarterly dividends on our common stock in excess of $0.08 per share, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury consent until the third anniversary of the U.S. Treasury investment or until the U.S. Treasury has transferred all of the Series A Preferred Stock it purchased under the Capital Purchase Program to third parties. As long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, and the Series C Preferred Stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. On November 6, 2009, we suspended dividend payments on our Series A Preferred Stock. As a result, the Company has accrued but has not paid approximately $2.3 million in dividends on its Series A Preferred Stock as of September 30, 2010. If the Company fails to pay dividends on the Series A Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury will have the right to elect two members of the Company's Board of Directors. These directors would serve on the Company's Board of Directors until such time as the Company has paid in full all dividends not previously paid. So long as payment of dividends on the Series A Preferred Stock remain suspended, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock.

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock, Series A Preferred Stock, and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock, Series A Preferred Stock, and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. On November 6, 2009, we exercised our right to defer regularly scheduled interest payments on our $23.7 million of subordinated debt relating to our trust preferred securities. As a result the Company has accrued but has not paid approximately $2.0 million in interest on its subordinated debt as of September 30, 2010. So long as interest payments remain deferred, we may not pay cash dividends on or repurchase our common stock or preferred stock.

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

Distribution, Rate and Yield

	For the Three Months Ended September 30, 2010			For the Three Months Ended September 30, 2009
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$936,917	$12,041	5.10%	$1,149,250	$14,727	5.08%
Securities	146,061	1,247	3.39%	100,439	754	2.98%
Federal funds sold	100	—	0.00%	21,347	14	0.26%
Interest-bearing deposits in other financial institutions	112,881	73	0.26%	1,305	—	0.00%

Total interest earning assets	1,195,959	13,361	4.43%	1,272,341	15,495	4.83%

Cash and due from banks	44,904			24,665
Premises and equipment, net	8,677			9,276
Goodwill and other intangible assets	3,249			47,028
Other assets	69,470			58,644

Total assets	$1,322,259			$1,411,954

Liabilities and shareholders' equity:
Deposits:
Demand, interest-bearing	$157,501	87	0.22%	$133,301	74	0.22%
Savings and money market	290,711	343	0.47%	332,922	589	0.70%
Time deposits—under $100	38,316	125	1.29%	43,527	240	2.19%
Time deposits—$100 and over	135,204	470	1.38%	141,401	646	1.81%
Time deposits—CDARS	17,624	32	0.72%	37,048	103	1.10%
Time deposits—brokered	151,359	872	2.29%	197,376	1,576	3.17%
Subordinated debt	23,702	473	7.92%	23,702	476	7.97%
Securities sold under agreement to repurchase	17,663	97	2.18%	27,663	168	2.41%
Short-term borrowings	3,601	31	3.42%	272	—	0.00%

Total interest-bearing liabilities	835,681	2,530	1.20%	937,212	3,872	1.64%

Demand, noninterest bearing	266,190			267,528
Other liabilities	32,794			31,016

Total liabilities	1,134,665			1,235,756
Shareholders' equity	187,594			176,198

Total liabilities and shareholders' equity	$1,322,259			$1,411,954

Net interest income / margin		$10,831	3.59%		$11,623	3.62%

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

	For the Nine Months Ended September 30, 2010			For the Nine Months Ended September 30, 2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands, unaudited)
Assets:
Loans, gross(1)	$1,000,791	$37,952	5.07%	$1,197,039	$44,619	4.98%
Securities	140,843	3,869	3.67%	105,886	2,711	3.42%
Federal funds sold	101	—	0.00%	11,130	21	0.25%
Interest-bearing deposits in other financial institutions	52,485	99	0.25%	544	—	0.00%

Total interest earning assets	1,194,220	41,920	4.69%	1,314,599	47,351	4.82%

Cash and due from banks	33,981			24,138
Premises and equipment, net	8,818			9,374
Goodwill and other intangible assets	31,858			47,188
Other assets	67,392			55,660

Total assets	$1,336,269			$1,450,959

Liabilities and shareholders' equity:
Deposits:
Demand, interest-bearing	$152,505	256	0.22%	$134,576	252	0.25%
Savings and money market	295,617	1,105	0.50%	342,156	2,043	0.80%
Time deposits—under $100	38,794	407	1.40%	44,740	794	2.37%
Time deposits—$100 and Over	133,223	1,438	1.44%	162,601	2,239	1.84%
Time deposits—CDARS	18,609	133	0.96%	20,096	192	1.28%
Time deposits—brokered	168,559	3,112	2.47%	192,692	5,132	3.56%
Subordinated debt	23,702	1,407	7.94%	23,702	1,463	8.25%
Securities sold under agreement to repurchase	20,110	341	2.27%	30,110	638	2.83%
Note payable	—	—	N/A	3,388	82	3.24%
Short-term borrowings	9,867	93	1.26%	27,520	53	0.26%

Total interest-bearing liabilities	860,986	8,292	1.29%	981,581	12,888	1.76%

Demand, noninterest bearing	259,879			258,725
Other liabilities	35,504			29,678

Total liabilities	1,156,369			1,269,984
Shareholders' equity	179,900			180,975

Total liabilities and shareholders' equity	$1,336,269			$1,450,959

Net interest income / margin		$33,628	3.76%		$34,463	3.51%

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

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

	Three Months Ended September 30, 2010 vs. 2009 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(2,732)	$46	$(2,686)
Securities	389	104	493
Interest-bearing deposits in other financial institutions	72	(13)	59

Total interest income from interest earnings assets	$(2,271)	$137	$(2,134)

Expense on interest-bearing liabilities:
Demand, interest-bearing	$13	$—	$13
Savings and money market	(51)	(195)	(246)
Time deposits—under $100	(17)	(98)	(115)
Time deposits—$100 and over	(22)	(154)	(176)
Time deposits—CDARS	(35)	(36)	(71)
Time deposits—brokered	(267)	(437)	(704)
Subordinated debt	—	(3)	(3)
Securities sold under agreement to repurchase	(55)	(16)	(71)
Short-term borrowings	29	2	31

Total interest expense on interest-bearing liabilities	$(405)	$(937)	$(1,342)

Net interest income	$(1,866)	$1,074	$(792)

	Nine Months Ended September 30, 2010 vs. 2009 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(7,441)	$774	$(6,667)
Securities	962	196	1,158
Interest-bearing deposits in other financial institutions	98	(20)	78

Total interest income from interest earnings assets	$(6,381)	$950	$(5,431)

Expense on interest-bearing liabilities:
Demand, interest-bearing	$35	$(31)	$4
Savings and money market	(175)	(763)	(938)
Time deposits—under $100	(61)	(326)	(387)
Time deposits—$100 and over	(313)	(488)	(801)
Time deposits—CDARS	(11)	(48)	(59)
Time deposits—brokered	(448)	(1,572)	(2,020)
Subordinated debt	—	(56)	(56)
Securities sold under agreement to repurchase	(170)	(127)	(297)
Note payable	(82)	—	(82)
Short-term borrowings	(166)	206	40

Total interest expense on interest-bearing liabilities	$(1,391)	$(3,205)	$(4,596)

Net interest income	$(4,990)	$4,155	$(835)

        The Company's net interest margin, expressed as a percentage of average earning assets, was 3.59% for the third quarter of 2010, a decrease of 3 basis points from 3.62% for the third quarter a year ago and down 29 basis points from 3.88% for the second quarter of 2010. The 29 basis point decline in the third quarter of 2010 compared to the previous quarter was primarily due to investment of proceeds from the June 2010 capital raise in short-term investments and deposits at the Federal Reserve Bank, partially offset by maturing higher-cost wholesale funding and a more cost-effective blend of core deposits. In the third quarter of 2010, the Company had $113 million of average balances deposited with the Federal Reserve Bank compared to $27 million of average balances deposited with the Federal Reserve Bank in the second quarter of 2010. The Company's relatively short-term investments allow the Company to maximize yields on excess liquidity while providing cash flow to support potential loan growth in future periods. For the nine months ended September 30, 2010, the net interest increased to 3.76% compared to 3.51% for the same period in 2009, primarily as a result of lower deposit and borrowing costs.

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

        Net interest income in the third quarter of 2010 decreased to $10.8 million, or 7%, from $11.6 million in the third quarter of 2009, primarily due to a decrease in average loan volume, including loans held-for-sale, of $212.3 million. Net interest income in the first nine months of 2010 decreased by $835,000 to $33.6 million from $34.5 million for the first nine months of 2009, primarily due to a decrease in average loan volume, including loans held-for-sale, of $196.2 million.

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

        The Company had a provision for loan losses of $2.1 million for the quarter ended September 30, 2010 and $25.8 million for the nine months ended September 30, 2010. The Company had a provision for loan losses of $7.1 million for the quarter ended September 30, 2009 and $28.3 million for the nine months ended September 30, 2009.

        Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses."

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2010 versus 2009
	2010	2009	Amount	Percent
	(Dollars in thousands)
Noninterest income:
Gain on sale of securities	$1,492	$—	$1,492	N/A
Service charges and fees on deposit accounts	536	557	(21)	-4%
Servicing income	442	382	60	16%
Gain on sale of SBA loans	429	643	(214)	-33%
Loss on sale of other loans	(887)	—	(887)	N/A
Increase in cash surrender value of life insurance	428	420	8	2%
Other	288	348	(60)	-17%

Total noninterest income	$2,728	$2,350	$378	16%

	For the Nine Months Ended September 30,		Increase (decrease) 2010 versus 2009
	2010	2009	Amount	Percent
	(Dollars in thousands)
Noninterest income:
Gain on sale of securities	$1,492	—	$1,492	N/A
Service charges and fees on deposit accounts	1,664	1,665	(1)	0%
Servicing income	1,288	1,210	78	6%
Gain on sale of SBA loans	707	643	64	10%
Loss on sale of other loans	(887)	—	(887)	N/A
Increase in cash surrender value of life insurance	1,249	1,248	1	0%
Other	777	808	(31)	-4%

Total noninterest income	$6,290	$5,574	$716	13%

        The increase in noninterest income in the third quarter and first nine months of 2010 compared to the same periods in 2009 was primarily attributable to a $1.5 million gain on sale of securities, partially offset by a loss on sale of other loans of $887,000. Other sources of noninterest income include loan servicing fees, service charges and fees, and the cash surrender value from company owned life insurance policies.

        The Company sold $25.7 million of investment securities for total gross proceeds of $27.2 million resulting in a $1.5 million gain on sale of securities for the third quarter and first nine months of 2010, compared to no gain on sale of securities for the same periods in 2009.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During the third quarter of 2010, SBA loan sales resulted in a $429,000 gain, compared to a $643,000 gain on sale of SBA loans in the third quarter of 2009. During the first nine months of 2010, SBA loans sales resulted in a $707,000 gain, compared to a $643,000 gain on sale of SBA loans in the first nine months of 2009.

        The servicing assets that result from the sale of SBA loans, with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        During the third quarter of 2010, the sale of $11.2 million of the $17.1 million problem real estate loans held-for-sale for proceeds of $10.3 million, resulted in a loss on sale of other loans of $887,000 for the third quarter and first nine months of 2010.

        The increase in cash surrender value of life insurance approximates a 4.01% after tax yield on the policies. To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2010 versus 2009
	2010	2009	Amount	Percent
	(Dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$5,272	$5,730	$(458)	-8%
Occupancy and equipment	1,081	1,005	76	8%
Writedown of loans held-for-sale	1,080	—	1,080	N/A
FDIC deposit insurance premiums	849	598	251	42%
Professional fees	780	691	89	13%
Software subscription	261	203	58	29%
Insurance expense	241	203	38	19%
Low income housing investment losses	214	217	(3)	-1%
Data processing	188	196	(8)	-4%
Other real estate owned expense	49	60	(11)	-18%
Impairment of goodwill	—	—	—	N/A
Other	1,233	1,841	(608)	-33%

Total noninterest expense	$11,248	$10,744	$504	5%

	For the Nine Months Ended September 30,		Increase (decrease) 2010 versus 2009
	2010	2009	Amount	Percent
	(Dollars in thousands)
Noninterest Expense:
Salaries and employee benefits	$16,645	$17,831	$(1,186)	-7%
Occupancy and equipment	3,023	2,893	130	4%
Writedown of loans held-for-sale	1,080	—	1,080	N/A
FDIC deposit insurance premiums	3,059	2,490	569	23%
Professional fees	3,202	2,833	369	13%
Software subscription	747	616	131	21%
Insurance expense	765	393	372	95%
Low income housing investment losses	572	642	(70)	-11%
Data processing	619	686	(67)	-10%
Other real estate owned expense	537	229	308	134%
Impairment of goodwill	43,181	—	43,181	N/A
Other	4,568	5,572	(1,004)	-18%

Total noninterest expense	$77,998	$34,185	$43,813	128%

        Salaries and employee benefits, the single largest component of noninterest expense, decreased $458,000, or 8%, for the third quarter of 2010 and $1.2 million, or 7%, for the first nine months of 2010, compared to the same periods in 2009, primarily due to a reduction in workforce implemented in the fourth quarter of 2009. Full-time equivalent employees were 203 and 213 at September 30, 2010 and 2009, respectively.

        Noninterest expense for the third quarter of 2010 and first nine months of 2010 included the $1.1 million write-down of loans held-for-sale.

        FDIC deposit insurance premiums increased $251,000, or 42%, for the quarter ended September 30, 2010 and $569,000, or 23% for the nine months ended September 30, 2010, compared to the same periods in 2009, mainly due to an increase in the FDIC deposit assessment rate.

        Professional fees increased $89,000, or 13%, for the quarter ended September 30, 2010 and $369,000 or 13% for the nine months ended September 30, 2010, from the same periods a year ago. The increase in professional fees for the third quarter and the first nine months of 2010 compared to the same periods in 2009 was primarily due to legal fees related to loan workouts and increased expenses for bank regulatory compliance.

        Insurance expense increased $38,000, or 19%, for the quarter ended September 30, 2010 and increased $372,000, or 95%, for the nine months ended September 30, 2010 from the same periods in 2009, primarily due to an increase in the directors and officers' insurance premiums.

        OREO expense in the third quarter of 2010 decreased $11,000, or 18% compared to the third quarter of 2009. For the nine months ended September 30, 2010, OREO expense increased $308,000, or 134%, compared to the same period in 2009, primarily due to the write-down of an OREO property in the first quarter of 2010.

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

        The Company's Federal and state income tax benefit for the third quarter and nine months ended 2010 was $398,000 and $6.3 million, respectively. The $6.3 million income tax benefit for the nine months ended September 30, 2010 included $3.7 million of additional income tax expense in the second quarter of 2010 to establish a partial valuation allowance on the Company's net deferred tax asset. The income tax benefit was $1.8 million and $11.0 million for the same periods in 2009. The following table shows the effective income tax rates for the third quarter and first nine months of 2010 and 2009:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Effective income tax rate	-157.3%	-46.8%	-9.8%	-49.1%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes and tax credits related to investments in low income housing limited partnerships and the effect of the $3.7 million valuation allowance on deferred tax assets.

        The Company has total investments of $4.9 million in low-income housing limited partnerships as of September 30, 2010. These investments have generated annual tax credits of approximately $1.1 million in each of the years ended December 31, 2009 and 2008.

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse. At September 30, 2010, the Company had a net deferred tax asset of approximately $25.8 million, compared to $20.9 million at September 30, 2009, and $22.4 million at December 31, 2009.

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards and the net operating loss carryforwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. During the second quarter of 2010, the Company determined a partial valuation allowance on the state of California net deferred tax asset was necessary, largely based on the negative evidence represented by a cumulative loss in the Company's most recent three-year period caused by the provisions for loan losses recorded during the periods. Management is required to re-evaluate the deferred tax asset and the related valuation allowance quarterly and it has been determined no additions to the valuation allowance were required in the third quarter of 2010. The $6.3 million income tax benefit for the nine months ended September 30, 2010 is net of $3.7 million of income tax expense in the second quarter of 2010 to establish the partial valuation allowance.

        The net deferred tax asset, after the partial valuation allowance, was $25.8 million at September 30, 2010. The remaining deferred tax asset was supported by available tax planning strategies and projected future taxable income.

FINANCIAL CONDITION

        As of September 30, 2010, total assets were $1.33 billion, compared to $1.37 billion as of September 30, 2009 and $1.36 billion as of December 31, 2009. Total securities available-for-sale (at fair value) were $111.5 million, an increase of 15% from $96.6 million the year before and an increase of 1% from $110.0 million at December 31, 2009. The total loan portfolio (excluding loans held-for-sale) was $886.6 million at September 30, 2010, a decrease of 18% from $1.08 billion at September 30, 2009, and a decrease of 17% from $1.07 billion at December 31, 2009. Total deposits decreased 5% to $1.07 billion at September 30, 2010, from $1.12 billion at September 30, 2009, and decreased 2% from $1.09 billion at December 31, 2009. Securities sold under agreement to repurchase decreased $10 million, or 40%, to $15.0 million at September 30, 2010, from $25.0 million at September 30, 2009 and December 31, 2009. In addition, short-term borrowings were $4.3 million at September 30, 2010. There were no short-term borrowings at September 30, 2009. Short-term borrowings decreased $15.7 million, or 78%, at September 30, 2010, from $20.0 million at December 31, 2009.

Securities Portfolio

        The following table reflects the estimated fair values for each category of securities at the dates indicated:

	September 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Treasury	$—	$39,999	$—
U.S. Government Sponsored Entities	—	2,018	1,973
Mortgage-Backed Securities—Residential	111,322	48,944	102,546
Collateralized Mortgage Obligations—Residential	137	5,657	5,447

Total	$111,459	$96,618	$109,966

        The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2010:

	Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value)
Mortgage-Backed Securities—Residential	$1,451	5.20%	$70,854	3.41%	$37,718	3.55%	$1,299	4.34%	$111,322	3.49%
Collateralized Mortgage Obligations—Residential	137	2.31%	—	0.00%	—	0.00%	—	0.00%	137	2.31%

Total	$1,588	4.95%	$70,854	3.41%	$37,718	3.55%	$1,299	4.34%	$111,459	3.49%

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

        In the third quarter of 2010, the securities portfolio increased by $14.8 million, or 15%, and increased to 8% of total assets at September 30, 2010 from 7% at September 30, 2009, and increased by $1.5 million, or 1%, from December 31, 2009. The Company increased its holding of mortgage-back securities by $62.4 million to $111.3 million at September 30, 2010, from $48.9 million at September 30, 2009, and increased $8.8 million from $102.5 million at December 31, 2009 to take advantage of higher yields and offset a portion of the contraction in the loan portfolio. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

        The Company's loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 67% of total assets at September 30, 2010, compared to 79% of total assets at September 30, 2009, and 78% of total assets at December 31, 2009. The ratio of loans to deposits decreased to 83.24% at September 30, 2010 from 96.88% at September 30, 2009 and from 98.24% at December 31, 2009. Demand for loans has weakened within the Company's markets due to the current economic environment.

        During the second quarter of 2010, the Company identified $31.0 million of problem real estate loans for sale. These loans were written down by $13.9 million to reflect the estimated proceeds from the sale, resulting in a net balance of $17.1 million which was transferred into the loans held-for-sale portfolio. The following table shows the detail of the problem loans transferred to the loans held-for-sale portfolio at June 30, 2010:

	Balance Prior to Transfer	Amount Charged-off	Balance Transferred to Loans Held-for-Sale
	(Dollars in thousands)
Real estate-mortgage	$9,893	$(2,781)	$7,112
Real estate-land and construction	21,112	(11,145)	9,967

Total	$31,005	$(13,926)	$17,079

        Of the $17.1 million loans held-for-sale at June 30, 2010, $11.2 million of loans were sold during the third quarter of 2010, which resulted in a loss on sale of other loans of $887,000. The remaining $5.9 million of problem real estate loans held-for-sale were written down by an additional $1.1 million during the third quarter of 2010 to $4.8 million, after obtaining updated bids and broker indications on the estimated value of these loans held-for-sale. Problem loans held-for-sale include commercial real estate loans of $1.2 million and land and construction loans of $3.6 million at September 30, 2010.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2010		September 30, 2009		December 31, 2009
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$370,939	42%	$414,441	38%	$427,177	40%
Real estate—mortgage	353,565	40%	405,486	38%	400,731	37%
Real estate—land and construction	91,706	10%	197,374	18%	182,871	17%
Home equity	53,772	6%	51,768	5%	51,368	5%
Consumer	15,793	2%	11,476	1%	7,181	1%

Total loans	885,775	100%	1,080,545	100%	1,069,328	100%
Deferred loan costs	841	—	1,023	—	785	—

Loans, including deferred costs	886,616	100%	1,081,568	100%	1,070,113	100%

Allowance for loan losses	(25,290)		(28,976)		(28,768)

Loans, net	$861,326		$1,052,592		$1,041,345

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and real estate mortgage loans, with the balance in land development, construction and home equity and consumer loans. The decrease in the Company's loan portfolio in 2010 is due to diminished loan demand, and loan payoffs exceeding draw downs of loan commitments. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 56% of its gross loans were secured by real property as of September 30, 2010, compared to 61% as of September 30, 2009, and 59% as of December 31, 2009. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the first nine months of 2010, loans were sold resulting in a gain on sale of SBA loans of $707,000.

        As of September 30, 2010, real estate mortgage loans of $353.6 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial property. The real estate mortgage loans at September 30, 2010 consist of $200.3 million, or 57%, of owner occupied properties, and $153.3 million, or 43%, of investment properties. Properties securing the commercial real estate mortgage loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

        The Company's real estate mortgage loans consist primarily of loans based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company normally restricts real estate term loans to generally 75%, or less, of the property's appraised value or the purchase price of the property during the initial underwriting of the credit, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on real estate mortgage loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity); however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans decreased $105.7 million to $91.7 million, or 10% of total loans at September 30, 2010, from $197.4 million, or 18% of total loans at September 30, 2009, and decreased $91.2 million from $182.9 million, or 17% of total loans at December 31, 2009.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $30.2 million and $50.3 million at September 30, 2010, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of September 30, 2010. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall

Street Journal. As of September 30, 2010, approximately 70% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$329,804	$40,385	$750	$370,939
Real estate—mortgage	120,991	190,379	42,195	353,565
Real estate—land and construction	82,805	8,901	—	91,706
Home equity	51,972	—	1,800	53,772
Consumer	14,888	905	—	15,793

Loans	$600,460	$240,570	$44,745	$885,775

Loans with variable interest rates	$542,079	$76,310	$699	$619,088
Loans with fixed interest rates	58,381	164,260	44,046	266,687

Loans	$600,460	$240,570	$44,745	$885,775

Loan Servicing

        As of September 30, 2010 and 2009, there were $170.2 million and $149.1 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning of period balance	$956	$745	$1,067	$1,013
Additions	153	233	281	233
Amortization	(115)	(116)	(354)	(384)

End of period balance	$994	$862	$994	$862

        Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2010 and 2009, as the fair market value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)
Beginning of period balance	$2,060	$2,111	$2,116	$2,247
Amortization	(61)	(75)	(189)	(264)
Unrealized holding gain	116	48	188	101

End of period balance	$2,115	$2,084	$2,115	$2,084

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

        The Company's policies and procedures identify market segments, set goals for portfolio growth or contraction, and establish limits on industry and geographic credit concentrations. In addition, these policies establish the Company's underwriting standards and the methods of monitoring ongoing credit quality. The Company's internal credit risk controls are centered in underwriting practices, credit granting procedures, training, risk management techniques, and familiarity with loan customers as well as the relative diversity and geographic concentration of our loan portfolio.

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and OREO from foreclosures. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO was $657,000 at September 30, 2010, compared to $3.0 million at September 30, 2009, and $2.2 million at December 31, 2009.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	September 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$4,552	$—	$—
Nonaccrual loans—held-for-investment	41,757	55,120	59,480
Restructured and loans 90 days past due and still accruing	2,687	144	2,895

Total nonperforming loans	48,996	55,264	62,375
Other real estate owned	657	2,973	2,241

Total nonperforming assets	$49,653	$58,237	$64,616

Nonperforming assets as a percentage of total loans and other real estate owned	5.60%	5.37%	6.03%

        At September 30, 2010, nonperforming loans, including $4.6 million in the loans held-for-sale portfolio, decreased $6.3 million, or 11%, from September 30, 2009, and decreased by $13.4 million, or 21%, compared to December 31, 2009. The following table provides nonperforming loans by loan type as of September 30, 2010:

	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$12,052	$1,024	$13,076
Real estate—mortgage	6,292	1,663	7,955
Real estate—land and construction	27,037	—	27,037
Consumer	928	—	928

Total	$46,309	$2,687	$48,996

        Nonaccrual loans held-for-investment at September 30, 2010, included $4.5 million related to six loans that were restructured during the third quarter of 2010. Three of the loans were restructured to extend amortization periods at market interest rates and required additional collateral. Nonaccrual restructured loans held-for-investment also included one loan that was bifurcated into two separate loans to provide 1) a fully secured loan for half of the outstanding balance, and 2) an unsecured loan for the other half of the outstanding balance. Principal was not reduced on the two loans and payments are interest only. These two loans have been extended once since they were restructured, and are current in accordance with their modified terms. Additionally, one nonaccrual restructured loan is not current in accordance with the terms of its forbearance agreement, and the forbearance has expired. The borrower under this loan is making monthly payments, but the payments are not sufficient to cure the loan default.

        At September 30, 2010, restructured loans still on accrual included three loans totaling $2.7 million. These restructurings primarily resulted from short term principal deferments and extensions of the amortization periods. The loans are current according to their modified terms and repayment of the remaining contractual payments is expected. The Company has no commitments to lend any additional amounts to customers with outstanding loans that are classified as troubled debt restructurings.

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

        Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified loans include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate). The principal balance of classified loans, net of SBA guarantees, was $115.9 million at September 30, 2010, $172.9 million at September 30, 2009, and $164.1 million at December 31, 2009. Included in the $115.9 million of classified assets at September 30, 2010, were $4.6 million of loans held-for-sale. Management of the level of classified loans will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

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

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	For the Nine Months Ended September 30,
			For the Year Ended December 31, 2009
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$28,768	$25,007	$25,007
Net charge-offs	(29,232)	(24,284)	(30,167)
Provision for loan losses	25,754	28,253	33,928

Balance, end of period	$25,290	$28,976	$28,768

RATIOS:
Net charge-offs to average loans(1)	-3.97%	-2.73%	-2.59%
Allowance for loan losses to total loans(1)	2.85%	2.68%	2.69%
Allowance for loan losses to nonperforming loans	51.62%	52.43%	46.12%
Allowance for loan losses to nonperforming loans, excluding nonaccrual loans—loans held-for-sale	56.90%	52.43%	46.12%

(1)
Average loans and total loans exclude loans held-for-sale.

        Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

Goodwill

        Goodwill resulted from the acquisition of Diablo Valley Bank in June 2007 and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill was assessed at least annually, as of November 30, for impairment with the assistance of an independent valuation firm. Goodwill impairment exists when a reporting unit's carrying value exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the Company's single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the Company is required to perform a second step to the impairment test. Step 2 requires that the implied fair value of the reporting unit goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss will be recognized in an amount equal to that excess.

        Due to concerns about the Company's stock price, the condition of the banking industry in general, and the closing of the private placement of convertible preferred stock in June 2010, goodwill was tested for impairment in the second quarter of 2010, with the assistance of an independent valuation firm. Due to the continued depressed economic conditions and the length of time and amount by which the Company's book value exceeded market value per share, and the Company's closing of the private placement at a conversion price of $3.75 per share, the Company determined goodwill related to the acquisition of Diablo Valley Bank of $43.2 million was fully impaired during the second quarter of 2010.

Intangible Assets

        Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at September 30, 2010.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2010		September 30, 2009		December 31, 2009
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand Deposits—Noninterest Bearing	$269,482	25%	$250,515	22%	$260,840	24%
Demand Deposits—Interest Bearing	156,912	15%	139,919	13%	146,828	13%
Savings and Money Market	318,221	30%	324,611	29%	295,404	27%
Time Deposits—under $100	38,909	4%	43,559	4%	40,197	4%
Time Deposits—$100 and over	132,862	12%	134,533	12%	129,831	12%
Time Deposits—CDARS	16,297	2%	41,418	4%	38,154	4%
Time Deposits—brokered	132,435	12%	181,819	16%	178,031	16%

Total deposits	$1,065,118	100%	$1,116,374	100%	$1,089,285	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. At September 30, 2010 and 2009, less than 1% of deposits were from public sources, respectively.

        Noninterest-bearing and low interest-bearing demand deposit accounts increased $36.0 million, or 9%, at September 30, 2010 from September 30, 2009, and increased $18.7 million, or 5%, from December 31, 2009. At September 30, 2010, brokered deposits decreased $49.4 million, or 27%, to

$132.4 million, compared to $181.8 million at September 30, 2009, decreased $45.6 million, or 26%, and from $178.0 million at December 31, 2009.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS and brokered deposits as of September 30, 2010:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$124,506	44%
Over three months through six months	69,477	25%
Over six months through twelve months	70,187	25%
Over twelve months	17,424	6%

Total	$281,594	100%

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

Return (Loss) on Equity and Assets

        The following table indicates the ratios for return (loss) on average assets and average equity, dividend payout, and average equity to average assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Annualized return (loss) on average assets	0.20%	-0.58%	-5.76%	-1.05%
Annualized return (loss) on average tangible assets	0.20%	-0.60%	-5.90%	-1.09%
Annualized return (loss) on average equity(1)	1.38%	-4.67%	-42.78%	-8.43%
Annualized return (loss) on average tangible equity(1)	1.40%	-6.38%	-51.99%	-11.40%
Dividend payout ratio(2)	N/A	N/A	N/A	-2.07%
Average equity to average assets ratio(1)	14.19%	12.48%	13.46%	12.47%

(1)
The three months and nine months ended September 30, 2010 ratios reflect the $70 million net proceeds from the private placement completed in the second quarter of 2010.

(2)
Percentage is calculated based on dividends paid on common stock divided by net income (loss) available to common shareholders.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $288.0 million at September 30, 2010, as compared to $346.1 million at September 30, 2009 and $328.2 million at December 31, 2009.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	September 30,				December 31,
	2010		2009		2009
	(Dollars in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit and commitments to make loans	$4,846	$262,938	$17,966	$306,068	$10,540	$297,900
Standby letters of credit	407	19,815	2,996	19,076	557	19,218

	$5,253	$282,753	$20,962	$325,144	$11,097	$317,118

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

        At September 30, 2010, the Company had loan contraction, including loans held-for-sale, of $204.2 million from September 30, 2009, and loan contraction, including loans held-for-sale, of $181.5 million from December 31, 2009, and it has experienced an improvement in its liquidity position. One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio improved to 83.24% at September 30, 2010, compared to 96.88% at September 30, 2009, and 98.24% at December 31, 2009.

FHLB and FRB Borrowings & Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. At September 30, 2010 and September 30, 2009, the Company had no overnight borrowings from the FHLB. At December 31, 2009, the Company had $20.0 million of overnight borrowings from the FHLB, bearing interest at 0.04%. The Company had $183.6 million of loans pledged to the FHLB as collateral on an available line of credit of $119.8 million at September 30, 2010.

        The Company can also borrow from FRB's discount window. The Company had $105.4 million of loans pledged to the FRB as collateral on an available line of credit of $49.2 million at September 30, 2010, none of which was outstanding.

        At September 30, 2010, the Company had Federal funds purchase arrangements available of $30.0 million. There were no Federal funds purchased outstanding at September 30, 2010, September 30, 2009, and December 31, 2009.

        The Company also had a $4.3 million secured borrowing at September 30, 2010. Secured borrowings represent the guaranteed portions of SBA 7a loans transferred to third parties subject to a SBA warranty for a period of 90 days. This requires the Company to treat these loans as secured borrowings during the warranty period. The warranty period for these loans expires in the following quarter. Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met.

        The Company also utilizes securities sold under repurchase agreements to manage our liquidity position. Repurchase agreements are accounted for as collateralized financial transactions and are secured by mortgage-backed securities carried at an amortized cost of approximately $18.8 million at September 30, 2010, and approximately $30.0 million at September 30, 2009. Securities sold under agreements to repurchase totaled $15.0 million at September 30, 2010, compared to $25.0 million at September 30, 2009, and $25.0 million at December 31, 2009.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	September 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Average balance year-to-date	$26,952	$61,018	$56,269
Average interest rate year-to-date	1.74%	2.56%	1.65%
Maximum month-end balance during the period	$23,246	$30,000	$50,000
Average rate during the period	1.53%	2.38%	1.32%

Capital Resources

        On June 21, 2010, the Company completed a private placement of Series B Preferred Stock and Series C Preferred Stock to a limited number of institutional investors for gross proceeds of $75 million. HCC downstreamed $40 million of the proceeds from the private placement to HBC as Tier 1 capital for regulatory purposes. The Company's shareholders approved the conversion of the Series B Preferred Stock and Series C Preferred Stock in September 2010, and as a result the proceeds from the private placement constitute Tier 1 capital for regulatory purposes at the holding company level. As discussed below, the proceeds from the private placement have significantly improved the Company's regulatory ratios.

        Tangible equity increased to $181.9 million at September 30, 2010, from $126.5 million at September 30, 2009, and $125.5 million at December 31, 2009.

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	September 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Capital components:
Tier 1 capital	$182,852	$135,827	$134,833
Tier 2 capital	12,303	14,880	14,720

Total risk-based capital	$195,155	$150,707	$149,553

Risk-weighted assets	$970,922	$1,175,791	$1,163,125
Average assets (regulatory purposes)	$1,290,706	$1,347,329	$1,341,670
				Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	20.1%	12.8%	12.9%	8.00%
Tier 1 risk-based capital	18.8%	11.6%	11.6%	4.00%
Leverage(1)	14.2%	10.1%	10.1%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	September 30,
			December 31, 2009
	2010	2009
	(Dollars in thousands)
Capital components:
Tier 1 capital	$154,283	$132,483	$133,216
Tier 2 capital	12,305	14,911	14,743

Total risk-based capital	$166,588	$147,394	$147,959

Risk-weighted assets	$971,050	$1,178,355	$1,165,014
Average assets (regulatory purposes)	$1,290,776	$1,349,655	$1,344,407
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	17.2%	12.5%	12.7%	10.00%	8.00%
Tier 1 risk-based capital	15.9%	11.2%	11.4%	6.00%	4.00%
Leverage(1)	12.0%	9.8%	9.9%	5.00%	4.00%

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

        At September 30, 2010 and 2009, and December 31, 2009, HCC's and HBC's capital met all minimum regulatory requirements. As of September 30, 2010, HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under the prompt corrective action provisions.

        At September 30, 2010, the Company had total shareholders' equity of $185.1 million, including $58.1 million in preferred stock, and $(1.3) million of accumulated other comprehensive loss.

Mandatory Redeemable Cumulative Trust Preferred Securities

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7.2 million aggregate principal amount of 10.875% subordinated debt due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7.2 million aggregate principal amount of 10.60% subordinated debt due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5.2 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4.1 million of aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. The subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the trusts to the Company. The common stock is recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier I capital. The subsidiary trusts are not consolidated in the Company's consolidated financial statements. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets. We believe, therefore, that our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

        In November 2009, the Company announced that it was exercising its right to defer interest payments on its outstanding trust preferred subordinated debt securities. The Company will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As a result the Company has accrued but has not paid approximately $2.0 million in interest on its subordinated debt as of September 30, 2010.

U.S. Treasury Capital Purchase Program

        The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of its common stock to the Treasury through the U.S. Treasury Capital Purchase Program. The Series A Preferred Stock qualifies as a component of Tier 1 capital. In November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. The Company accrues the cumulative unpaid dividends at the compounded dividend rate. As a result of the Company has accrued but has not paid approximately $2.3 million in dividends on its Series A Preferred Stock as of September 30, 2010.

Private Placement

        On June 21, 2010, the Company issued to various institutional investors 53,996 shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 21,004 shares of newly issued Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") for an aggregate purchase price of $75.0 million. The Series B Preferred Stock was mandatorily convertible into common stock, upon approval by the shareholders at a conversion price of $3.75 per share. The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon both approval by the shareholders and thereafter, a subsequent transfer of the Series C Preferred stock to third parties not affiliates with the holder in a widely dispersed offering. The Series B Preferred Stock and the Series C Preferred Stock did not include a beneficial conversion feature, as the conversion price at $3.75 per share was not below the fair market value of the Company's common stock on the commitment date.

        At the Company's Special Meeting of shareholders held on September 15, 2010, the Company's shareholders approved the issuance of common stock upon the conversion of the Series B Preferred Stock and upon the conversion of the Series C Preferred Stock. As a result, on September 16, 2010, the Series B Preferred Stock was converted into 14,398,992 shares of common stock of the Company and the shares of Series B Preferred Stock ceased to be outstanding.

        The Series C Preferred Stock remains outstanding until it has been converted into common stock in accordance with its terms. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is not redeemable by the Company or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to the Company's common stock and ranks on parity with the Company's Series A Preferred Stock.

        The holders of the Series B Preferred Stock and Series C Preferred Stock were entitled to receive cumulative dividends at a per annum rate of 20%, payable semi-annually in arrears commencing on December 21, 2010, unless shareholder approval was obtained before December 21, 2010. The Company recorded $411,000 of dividends on the Series B Preferred Stock and Series C Preferred Stock in the three and six months ended June 30, 2010. As a result of the shareholder approval on September 15, 2010, no cumulative dividends will be paid on the Series B Preferred Stock and the Series C Preferred Stock and the previously recognized dividends were reversed in the quarter ended September 30, 2010.

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

        At September 30, 2010, it was estimated that the Company's MV would increase 21.3% in the event of a 200 basis point increase in market interest rates. In the event of a 100 point increase in market interest rate, the Company's MV would increase 12.2% at the same date. The Company's MV at the same date would decrease 25.2% in the event of a 200 basis point decrease in applicable interest rates. In the event of a 100 point decrease in market interest rate, the Company's MV would decrease 16.9% at the same date.

        Presented below, as of September 30, 2010 and 2009, is an analysis of the Company's interest rate risk as measured by changes in MV for instantaneous and sustained parallel shifts of 100 and 200 basis points in applicable interest rates:

	September 30, 2010				September 30, 2009
			Market Value as a % of Present Value of Assets				Market Value as a % of Present Value of Assets
	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)	$ Change in Market Value	% Change in Market Value	MV Ratio	Change (bp)
	(Dollars in thousands)
Change in rates
+200 bp	$32,745	21.3%	14.0%	247	$33,019	16.5%	17.1%	241
+100 bp	$18,722	12.2%	13.0%	141	$18,076	9.0%	16.0%	132
0 bp	$—	0.0%	11.6%	—	$—	0.0%	14.7%	—
-100 bp	$(25,865)	-16.9%	9.6%	(195)	$(24,841)	-12.4%	12.8%	(181)
-200 bp	$(43,315)	-25.2%	8.3%	(327)	$(44,925)	-22.4%	11.4%	(328)

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2009. There are no changes to these policies as of September 30, 2010.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2010. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of September 30, 2010, the period covered by this report on Form 10-Q.

        During the nine months ended September 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we are required under generally accepted accounting principles to establish a full or partial valuation allowance. If we determine that a valuation allowance is necessary, we are required to incur a charge to operations. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At September 30, 2010, we had a net deferred tax asset of $25.8 million. For the nine months ended September 30, 2010, we established a partial valuation allowance of $3.7 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required under generally accepted accounting principles to establish a full or increase our partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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

The recent agreements reached by the Basel Committee on Banking Supervision may result in the potential regulatory capital deduction of our deferred tax asset.

        On September 12, 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its "calibrated" capital standards for major banking institutions ("Basel III"). Under these standards when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a "capital conservation buffer." The Tier 1 common equity and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015. These standards provide for the capital reduction of certain assets including deferred tax assets. The deductions from common equity made in calculating Tier 1 common equity for deferred tax assets will be phased in incrementally over a four-year period commencing on January 1, 2014 with the full impact implemented by January 1, 2018. The final package of Basel III reforms will be considered by the G20 leaders, and then will be subject to individual adoption by member nations, including the United States. We will continue to monitor the development and potential impact of these standards and their implementation by United States regulatory authorities.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        As of September 30, 2010, the Company has deferred four dividend payments on its Series A Preferred Stock totaling approximately $2.3 million.

ITEM 4—RESERVED

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-1 filed July 23, 2010).
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Registration Statement Form S-1 filed on July 23, 2010)
4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed November 26, 2008)
4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
4.3	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to to the Registrant's Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
Date: November 9, 2010	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: November 9, 2010	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's Statement on Form S-1 filed July 23, 2010)
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Registration Statement Form S-1 filed on July 23, 2010)
4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed November 26, 2008)
4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
4.3	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to to the Registrant's Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350