Form 10-Q
period 2011-03-31
HERITAGE COMMERCE CORP
filed 2011-05-09
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

        The Registrant had 26,233,001 shares of Common Stock outstanding on April 15, 2011.

HERITAGE COMMERCE CORP
QUARTERLY REPORT ON FORM 10-Q

Cautionary Note Regarding Forward-Looking Statements

        This Report on Form 10-Q contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward- looking. These forward-looking statements often can be, but are not always, identified by the use of words such as "assume," "expect," "intend," "plan," "project," "believe," "estimate," "predict," "anticipate," "may," "might," "should," "could," "goal," "potential" and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements include statements relating to our projected growth, anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2011	December 31, 2010
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$18,928	$7,692
Interest-bearing deposits in other financial institutions	88,540	64,485

Total cash and cash equivalents	107,468	72,177
Securities available-for-sale, at fair value	250,132	232,165
Loans held-for-sale—SBA, at lower of cost or market, including deferred costs	7,141	8,750
Loans held-for-sale—other, at lower of cost or market, including deferred costs	2,223	2,260
Loans, including deferred costs	803,350	846,049
Allowance for loan losses	(24,009)	(25,204)

Loans, net	779,341	820,845
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	9,038	9,174
Company owned life insurance	44,107	43,682
Premises and equipment, net	8,219	8,397
Intangible assets	2,884	3,014
Accrued interest receivable and other assets	44,857	45,905

Total assets	$1,255,410	$1,246,369

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$325,058	$280,258
Demand, interest-bearing	135,903	153,917
Savings and money market	262,763	272,399
Time deposits—under $100	32,592	33,499
Time deposits—$100 and over	128,156	137,514
Time deposits—CDARS	21,025	17,864
Time deposits—brokered	97,826	98,467

Total deposits	1,003,323	993,918
Securities sold under agreement to repurchase	—	5,000
Subordinated debt	23,702	23,702
Short-term borrowings	2,174	2,445
Accrued interest payable and other liabilities	42,979	39,152

Total liabilities	1,072,178	1,064,217
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series A fixed rate cumulative preferred stock, 40,000 shares issued and outstanding (liquidation preference of $43,310 at March 31, 2011 and $42,810 at December 31, 2010)	39,846	39,846
Discount on Series A preferred stock	(1,131)	(1,227)
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at March 31, 2011 and December 31, 2010 (liquidation preference of $21,004 at March 31, 2011 and December 31, 2010)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,233,001 shares issued and outstanding at March 31, 2011 and December 31, 2010	130,682	130,531
Accumulated deficit	(881)	(1,866)
Accumulated other comprehensive loss	(4,803)	(4,651)

Total shareholders' equity	183,232	182,152

Total liabilities and shareholders' equity	$1,255,410	$1,246,369

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$10,989	$13,174
Securities, taxable	1,963	1,162
Interest-bearing deposits in other financial institutions	34	10

Total interest income	12,986	14,346

Interest expense:
Deposits	1,271	2,364
Subordinated debt	466	466
Repurchase agreements	24	131
Short-term borrowings	29	16

Total interest expense	1,790	2,977

Net interest income before provision for loan losses	11,196	11,369
Provision for loan losses	770	5,095

Net interest income after provision for loan losses	10,426	6,274

Noninterest income:
Service charges and fees on deposit accounts	567	548
Increase in cash surrender value of life insurance	425	409
Servicing income	411	421
Gain on sales of SBA loans	379	114
Other	135	192

Total noninterest income	1,917	1,684

Noninterest expense:
Salaries and employee benefits	5,393	5,881
Occupancy and equipment	1,038	959
Professional fees	839	1,278
FDIC deposit insurance premiums	524	1,191
Software subscriptions	255	234
Insurance expense	241	256
Data processing	220	212
Low income housing investment losses	162	225
Other real estate owned expense	21	418
Other	1,738	1,544

Total noninterest expense	10,431	12,198

Income (loss) before income taxes	1,912	(4,240)
Income tax expense (benefit)	331	(120)

Net income (loss)	1,581	(4,120)
Dividends and discount accretion on preferred stock	(596)	(591)

Net income (loss) allocable to common shareholders	$985	$(4,711)

Earnings (loss) per common share:
Basic	$0.03	$(0.40)
Diluted	$0.03	$(0.40)

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31, 2011 and 2010
	Preferred Stock			Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
								Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2010	40,000	$39,846	$(1,598)	11,820,509	$80,222	$56,389	$(2,554)	$172,305
Net loss	—	—	—	—	—	(4,120)	—	(4,120)	$(4,120)
Net change in unrealized gain/loss on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	127	127	127
Net change in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	—	15	15	15

Total comprehensive loss									$(3,978)

Amortization of restricted stock award, net of forfeitures and taxes	—	—	—	—	(36)	—	—	(36)
Cash dividends accrued on preferred stock	—	—	—	—	—	(500)	—	(500)
Accretion of discount on preferred stock	—	—	91	—	—	(91)	—	—
Stock option expense, net of forfeitures and taxes	—	—	—	—	298	—	—	298

Balance, March 31, 2010	40,000	$39,846	$(1,507)	11,820,509	$80,484	$51,678	$(2,412)	$168,089

Balance, January 1, 2011	61,004	$59,365	$(1,227)	26,233,001	$130,531	$(1,866)	$(4,651)	$182,152
Net income	—	—	—	—	—	1,581	—	1,581	$1,581
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	(213)	(213)	(213)
Net change in pension and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	—	61	61	61

Total comprehensive income									$1,429

Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	(36)	—	—	(36)
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(500)	—	(500)
Accretion of discount on Series A preferred stock	—	—	96	—	—	(96)	—	—
Stock option expense, net of forfeitures and taxes	—	—	—	—	187	—	—	187

Balance, March 31, 2011	61,004	$59,365	$(1,131)	26,233,001	$130,682	$(881)	$(4,803)	$183,232

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,581	$(4,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization (accretion) of discounts and premiums on securities	271	(224)
Gain on sale of SBA loans	(379)	(114)
Proceeds from sale of SBA loans originated for sale	4,710	2,414
Net change in SBA loans originated for sale	(2,830)	(4,354)
Writedowns on other loans held-for-sale	29	—
Provision for loan losses	770	5,095
Increase in cash surrender value of life insurance	(425)	(409)
Depreciation and amortization	197	202
Amortization of other intangible assets	130	144
Writedowns and (gains)/losses on sale of foreclosed assets, net	(10)	406
Stock option expense, net	187	298
Amortization of restricted stock awards, net	(36)	(36)
Effect of changes in:
Accrued interest receivable and other assets	874	2,994
Accrued interest payable and other liabilities	(4,799)	(3,055)

Net cash provided by (used in) operating activities	270	(759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(18,339)	(25,100)
Maturities/paydowns/calls of securities available-for-sale	7,872	4,351
Net change in SBA loans previously transferred to held-for-sale	—	(269)
Net change in other loans transferred to held-for-sale	8	—
Net change in loans	39,924	58,274
Changes in Federal Home Loan Bank stock and other investments	136	—
Purchase of premises and equipment	(19)	(57)
Proceeds from sale of foreclosed assets	1,305	—
Purchase of restricted stock and other investments	—	(9)

Net cash provided by investing activities	30,887	37,190

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	9,405	(7,590)
Net change in securities sold under agreement to repurchase	(5,000)	(5,000)
Net change in short-term borrowings	(271)	(16,108)

Net cash provided by (used in) financing activities	4,134	(28,698)

Net increase in cash and cash equivalents	35,291	7,733
Cash and cash equivalents, beginning of period	72,177	45,562

Cash and cash equivalents, end of period	$107,468	$53,295

Supplemental disclosures of cash flow information:
Interest paid	$1,425	$2,551
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$8,231	$8,201
Transfer of loans held-for-sale to loan portfolio	—	1,942
Loans transferred to foreclosed assets	918	—
Cash dividend accrued on Series A preferred stock	500	500

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary, Heritage Bank of Commerce (sometimes referred to as "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2010. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

        The results for the three months ended March 31, 2011 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2011.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance there are two levels of detail at which credit information will be presented—the portfolio segment and class levels. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company's systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

1) Basis of Presentation (Continued)

financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of additional disclosures surrounding troubled-debt restructurings, which were deferred in December 2010 and become effective for periods ending on or after June 15, 2011. The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010. The provisions of this update expanded the Company's current disclosures with respect to the allowance for loan losses.

Newly Issued But Not Yet Effective Accounting Standards:

        In April 2011, the FASB issued an accounting standard updated to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company's financial position, results or operations or cash flows.

2) Earnings Per Share

        Basic earnings (loss) per common share is computed by dividing net income (loss), less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The 21,004 shares of Series C Preferred Stock are convertible into 5,601,000 shares of common stock. The Series C Preferred Stock participates in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock would be considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings (loss) per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. Due to the Company's net loss allocable to common shareholders for the three months ended March 31, 2010, all stock options and common stock warrants were excluded

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

2) Earnings Per Share (Continued)

from the computation of diluted loss per average common share. A reconciliation of the weighted average shares used in computing basic and diluted earnings (loss) per common share is as follows:

	For the Three Months Ended March 31,
	2011	2010
Weighted average common shares outstanding	26,233,001	11,820,509
Effect of convertible preferred stock	5,601,000	—

Shares used in computing basic earnings (loss) per common share	31,834,001	11,820,509
Dilutive effect of stock options oustanding, using the treasury stock method	7,161	N/A

Shares used in computing diluted earnings (loss) per common share	31,841,162	11,820,509

3) Securities

        The amortized cost and estimated fair value of securities at March 31, 2011 and December 31, 2010 were as follows:

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency Mortgage-Backed Securities	$253,527	$1,230	$(4,625)	$250,132

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency Mortgage-Backed Securities	$235,099	$1,079	$(4,013)	$232,165

        At March 31, 2011 and December 31, 2010, all agency mortgage backed securities were issued by Fannie Mae, Freddie Mac, or the Government National Mortgage Association ("Ginnie Mae"), and there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

        At March 31, 2011, the Company held 119 securities, of which 58 had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. Unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not intend to sell any

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

3) Securities (Continued)

securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.

        At December 31, 2010, the Company held 106 securities, of which 54 had fair values below amortized cost. No securities have been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2010.

        The amortized cost and estimated fair values of securities as of March 31, 2011, by weighted average life, are shown below. The weighted average life will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$—	$—
Due after one through five years	104,749	105,482
Due after five through ten years	105,730	103,025
Due after ten years	43,048	41,625

Total	$253,527	$250,132

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

4) Loans

        Loans were as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Loans held-for-sale:
Loans held-for-sale—SBA	$7,141	$8,750
Loans held-for-sale—other	2,223	2,260

Total loans held-for-sale	$9,364	$11,010

Loans held-for-investment:
Commercial	$365,748	$378,412
Real estate:
Commercial and residential	320,950	337,457
Land and construction	50,496	62,356
Home equity	52,129	53,697
Consumer	13,174	13,244

Loans	802,497	845,166
Deferred loan origination costs and fees, net	853	883

Loans, including deferred costs	803,350	846,049
Allowance for loan losses	(24,009)	(25,204)

Loans, net	$779,341	$820,845

        At March 31, 2011, the balance of loans held-for-sale included $2,174,000 of SBA loans that were transferred to third parties. Prior to February 15, 2011 these loans were subject to an SBA warranty for a period of 90 days. In accordance with generally accepted accounting principles, the Company treats these loans as secured borrowings during the warranty period. The secured borrowings are classified as "short-term borrowings" on the unaudited consolidated balance sheets. The warranty period for these loans expires in the following quarter. Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met. The Company has deferred gains of $192,000 associated with these loans at March 31, 2011, which are included in other liabilities on the unaudited consolidated balance sheets. Effective February 15, 2011, the SBA no longer requires a warranty period in loan sales agreements. Therefore, gains on loan sales completed after February 15, 2011 are recognized upon completion of the transaction. At December 31, 2010, there were $2,445,000 of SBA loans that were transferred to third parties, with associated deferred gains of $194,000.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

4) Loans (Continued)

        Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31, 2011
					Three Months Ended March 31, 2010 Total
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204	$28,768
Charge-offs	(1,119)	(995)	—	(2,114)	(7,702)
Recoveries	139	10	—	149	366

Net charge-offs	(980)	(985)	—	(1,965)	(7,336)
Provision for loan losses	622	161	(13)	770	5,095

Balance, end of period	$13,594	$9,539	$876	$24,009	$26,527

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as of March 31, 2011 and December 31, 2010:

	March 31, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,385	$668	$748	$4,801
Collectively evaluated for impairment	10,209	8,871	128	19,208

Total ending allowance balance	$13,594	$9,539	$876	$24,009

Loans:
Individually evaluated for impairment	$13,254	$10,420	$893	$24,567
Collectively evaluated for impairment	352,494	413,155	12,281	777,930

Total ending loan balance	$365,748	$423,575	$13,174	$802,497

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

4) Loans (Continued)

	December 31, 2010
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

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	March 31, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$3,400	$3,400	$—	$5,557	$5,125	$—
Real estate:
Commercial and residential	3,513	2,873	—	4,392	2,431	—
Land and construction	2,171	2,171	—	6,138	3,429	—
Consumer	15	15	—	—	—	—

Total with no related allowance recorded	9,099	8,459	—	16,087	10,985	—
With an allowance recorded:
Commercial	10,561	9,854	3,385	9,695	9,249	3,427
Real estate:
Commercial and residential	93	93	54	4,753	4,753	1,002
Land and construction	5,356	5,001	601	6,862	5,428	853
Home Equity	282	282	13	—	—	—
Consumer	878	878	748	898	898	778

Total with an allowance recorded	17,170	16,108	4,801	22,208	20,328	6,060

Total	$26,269	$24,567	$4,801	$38,295	$31,313	$6,060

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

4) Loans (Continued)

        The following table presents interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended March 31, 2011
		Real Estate					Three Months Ended March 31, 2010 Total
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$13,814	$5,076	$8,015	$141	$895	$27,941	$64,789
Interest income during impairment	$1	$—	$—	$1	$—	$2	$17
Cash-basis interest earned	$1	$—	$—	$—	$—	$1	$1

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	March 31,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$1,989	$—	$2,026
Nonaccrual loans—held-for-investment	22,896	65,026	28,821
Restructured and loans over 90 days past due and still accruing	1,671	2,176	2,492

Total	$26,556	$67,202	$33,339

        The following table presents the nonperforming loans by class as of March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$11,865	$1,389	$13,254	$13,545	$829	$14,374
Real estate:
Commercial and residential	3,866	—	3,866	6,450	1,663	8,113
Land and construction	8,261	—	8,261	9,954	—	9,954
Home equity	—	282	282	—	—	—
Consumer	893	—	893	898	—	898

Total	$24,885	$1,671	$26,556	$30,847	$2,492	$33,339

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

4) Loans (Continued)

        The following table presents the aging of past due loans as of March 31, 2011 by class of loans:

	March 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,927	$2,206	$5,645	$9,778	$355,970	$365,748
Real estate:
Commercial and residential	1,208	—	1,467	2,675	318,275	320,950
Land and construction	—	—	7,172	7,172	43,324	50,496
Home equity	—	—	282	282	51,847	52,129
Consumer	—	—	893	893	12,281	13,174

Total	$3,135	$2,206	$15,459	$20,800	$781,697	$802,497

        The following table presents the aging of past due loans as of December 31, 2010 by class of loans:

	December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,176	$807	$14,374	$18,357	$360,055	$378,412
Real estate:
Commercial and residential	1,078	1,595	7,184	9,857	327,600	337,457
Land and construction	—	—	8,857	8,857	53,499	62,356
Home equity	80	—	—	80	53,617	53,697
Consumer	—	—	898	898	12,346	13,244

Total	$4,334	$2,402	$31,313	$38,049	$807,117	$845,166

        Past due loans totaled $20,800,000 and $38,049,000 at March 31, 2011 and December 31, 2010, respectively, of which $16,520,000 and $28,821,000 were on nonaccrual. At March 31, 2011, there were also $6,376,000 current loans included in nonaccrual loans held-for-investment. There were no current loans included in nonaccrual loans held-for-investment at December 31, 2010. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

4) Loans (Continued)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

4) Loans (Continued)

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at March 31, 2011 and December 31, 2010:

	March 31, 2011			December 31, 2010
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$328,500	$37,248	$365,748	$340,319	$38,093	$378,412
Real estate:
Commercial and residential	307,389	13,561	320,950	320,867	16,590	337,457
Land and construction	24,846	25,650	50,496	32,664	29,692	62,356
Home equity	51,198	931	52,129	50,757	2,940	53,697
Consumer	12,281	893	13,174	12,346	898	13,244

Total	$724,214	$78,283	$802,497	$756,953	$88,213	$845,166

5) Preferred Stock

Series A Preferred Stock

        On November 21, 2008, the Company issued 40,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40,000,000 with a liquidation preference of $1,000 per share. The Series A Preferred Stock carries a coupon of 5% for five years and 9% thereafter. On February 15, 2011, the Company suspended payment of dividends on its Series A Preferred Stock for the sixth consecutive quarter, and therefore, the U.S. Treasury has the right to appoint two members to the Company's Board of Directors. If the U.S. Treasury exercises its rights, these directors would serve on the Company's Board of Directors until such time as the Company has paid in full all dividends not previously paid. So long as payment of dividends on the Series A Preferred Stock remain suspended, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock. As of the date of this filing, the Company has not been advised whether the U.S. Treasury will exercise its rights to elect two members to the Board of Directors. Effective during the first quarter of 2011, the Company has permitted the U.S. Treasury to allow an observer employed by the U. S. Treasury to attend meetings of the Company's Board of Directors.

Private Placement

        On June 21, 2010, the Company issued to various institutional investors 53,996 shares of Series B Mandatory Convertible Perpetual Preferred Stock ("Series B Preferred Stock") and 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") for an aggregate purchase price of $75,000,000. The Series B Preferred Stock was mandatorily convertible into common stock, upon approval by the shareholders, at a conversion price of $3.75 per share. The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon both approval by the shareholders and thereafter, a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. The Series B Preferred Stock

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

5) Preferred Stock (Continued)

and the Series C Preferred Stock did not include a beneficial conversion feature, as the conversion price of $3.75 per share was not below the fair market value of the Company's common stock on the commitment date.

        At the Company's Special Meeting of shareholders held on September 15, 2010, the Company's shareholders approved the issuance of common stock upon the conversion of the Series B Preferred Stock and upon the conversion of the Series C Preferred Stock, as required by the NASDAQ Stock Market and California corporate law. As a result, on September 16, 2010, the Series B Preferred Stock was converted into 14,398,992 shares of common stock of the Company and the shares of Series B Preferred Stock ceased to be outstanding.

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

6) Income Taxes

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse. At March 31, 2011, the Company had a net deferred tax asset of approximately $26,913,000, compared to $27,361,000 at December 31, 2010. The deferred tax asset at March 31, 2011 and December 31, 2010 is net of a $3,700,000 partial valuation allowance.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

7) Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$236	$244
Interest cost	206	209
Amortization of prior service cost	9	9
Amortization of net actuarial loss	31	17

Net periodic benefit cost	$482	$479

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

March 31, 2011

(Unaudited)

8) Fair Value (Continued)

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2011:
Available-for-sale securities:
Agency Mortgage-Backed Securities	$250,132	—	$250,132	—
I/O strip receivables	2,193	—	2,193	—
Assets at December 31, 2010:
Available-for-sale securities:
Agency Mortgage-Backed Securities	$232,165	—	$232,165	—
I/O strip receivables	2,140	—	2,140	—

        There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

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

March 31, 2011

(Unaudited)

8) Fair Value (Continued)

classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2011:
Impaired loans held-for-sale—other:
Real estate:
Commercial and residential	$900	—	$900	—
Land and construction	1,089	—	1,089	—

	$1,989	—	$1,989	—

Impaired loans—held-for-investment:
Commercial	$8,124	—	—	$8,124
Real estate:
Commercial and residential	1,902	—	—	1,902
Land and construction	4,685	—	—	4,685
Consumer	145	—	—	145

	$14,856	—	—	$14,856

Other real estate owned	$918	—	—	$918
Assets at December 31, 2010:
Loans held-for-sale—other:
Real estate:
Commercial and residential	$929	—	$929	—
Land and construction	1,097	—	1,097	—

	$2,026	—	$2,026	—

Impaired loans—held-for-investment:
Commercial	$6,725	—	—	$6,725
Real estate:
Commercial and residential	5,982	—	—	5,982
Land and construction	8,005	—	—	8,005
Consumer	120	—	—	120

	$20,832	—	—	$20,832

Other real estate owned	$1,296	—	—	$1,296

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

8) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$19,657	$26,892
Book value of impaired loans held-for-investment carried at cost	4,910	4,421

Total impaired loans held-for-investment	$24,567	$31,313

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$19,657	$26,892
Specific valuation allowance	(4,801)	(6,060)

Impaired loans held-for-investment carried at fair value, net	$14,856	$20,832

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $24,567,000 at March 31, 2011, after partial charge-offs of $1,702,000 in the first three months of 2011. In addition, these loans had a specific valuation allowance of $4,801,000 at March 31, 2011. Impaired loans held-for-investment totaling $19,657,000 at March 31, 2011 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $4,910,000 of impaired loans were carried at cost at March 31, 2011, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first three months of 2011 on impaired loans held-for-investment carried at fair value at March 31, 2011 resulted in an additional provision for loan losses of $676,000.

        Total other real estate owned, consisting of two properties, had a fair value of $918,000 at March 31, 2011.

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral totaled $31,313,000 at December 31, 2010, after partial charge-offs of $6,982,000 in 2010. In addition, these loans had a specific valuation allowance of $6,060,000 at December 31, 2010. Impaired loans held-for-investment totaling $26,892,000 at December 31, 2010 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $4,421,000 of impaired loans were carried at cost at December 31, 2010, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2010 on impaired loans held-for-investment carried at fair value at December 31, 2010 resulted in an additional provision for loan losses of $9,791,000.

        Total other real estate owned, consisting of one property, had a fair value of $1,296,000 at December 31, 2010.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

8) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments for the periods indicated were as follows:

	March 31, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$107,468	$107,468	$72,177	$72,177
Securities available-for-sale	250,132	250,132	232,165	232,165
Loans (including loans held-for-sale), net	788,705	817,275	831,855	855,327
FHLB and FRB stock	9,038	N/A	9,174	N/A
Accrued interest receivable	3,205	3,205	3,215	3,215
Loan servicing rights and I/O strips receivables	3,062	5,493	3,055	5,340
Liabilities:
Time deposits	$279,599	$280,360	$287,344	$288,798
Other deposits	723,724	723,724	706,574	706,574
Securities sold under agreement to repurchase	—	—	5,000	5,018
Short-term borrowings	2,174	2,174	2,445	2,445
Subordinated debt	23,702	14,665	23,702	14,445
Accrued interest payable	3,175	3,175	2,810	2,810

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

March 31, 2011

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

9) Regulatory Matters

        On February 17, 2010 HCC and HBC entered into a Written Agreement with the Federal Reserve Bank of San Francisco, and the California Department of Financial Institutions ("DFI"). Under the terms of the Written Agreement, the Company must obtain the prior written approval of the Federal Reserve and DFI before it may (i) declare or pay any dividends on common stock or preferred stock; (ii) make any distributions of principal or interest on HCC's outstanding trust preferred securities and

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

9) Regulatory Matters (Continued)

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

        Prior to entering into the Written Agreement in February 2010, HCC had already ceased paying dividends on its common stock (in the second quarter of 2009), suspended interest payments on its trust preferred securities and related subordinated debt (in the fourth quarter of 2009), and suspended dividend payments on its Series A Preferred Stock (also in the fourth quarter of 2009). As a result, the Company has accrued but has not paid approximately $2.9 million in interest on its subordinated debt, and approximately $3.3 million in dividends on its Series A Preferred Stock as of March 31, 2011.

        The Company submitted specific plans to the FRB and DFI relating to improving asset quality and credit risk management, improving profitability, liquidity management and its capital plan. All of these plans have been accepted as satisfactory by the FRB and DFI. With respect to credit risk management, management has developed and utilizes risk of loss and loss given default models to evaluate risk exposure limits and potential changes in market conditions and conducts monthly reviews of credit risk management reports with the Boards of Directors of HCC and HBC. With respect to asset

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2011

(Unaudited)

9) Regulatory Matters (Continued)

improvement, the Company has taken steps to mitigate risk on each real estate loan upon renewal, or sooner based on facts and circumstances, to ensure that HBC has updated appraisals or evaluations which may result in additional collateral or guarantees. If necessary, the loan will be downgraded, placed on nonaccrual status, or foreclosed upon. In addition, the Company has reduced nonperforming loans as evidenced by a 60% decline in nonperforming loans at March 31, 2011 to $26.6 million compared to nonperforming loans at March 31, 2010 of $67.2 million. With respect to allowance for loan and lease losses, the Company's current methodology considers HBC's loan grading system, the volume and severity of criticized loans, concentrations, historical losses, and the impact of overall economic and market conditions on loan and collateral values that could result in probable losses within the portfolio, and the methodology is monitored as events and circumstances change. With respect to capital, HCC issued $75 million of preferred stock on June 21, 2010 and subsequently contributed $40 million of capital to HBC. In addition, the Company has developed a capital stress testing methodology that is updated each quarter and reviewed by the Finance and Investment Committee of the Board of Directors. With respect to liquidity funds management, the Company has a contingent liquidity plan and updates the contingent liquidity plan and its liquidity models each quarter which are reviewed by the Finance and Investment Committee of the Board of Directors. With respect to earnings and overall condition, the Company's Board of Directors has approved a 2011 budget for the Company.

        As of this filing date, HCC and HBC believe they are in compliance with the requirements of the Written Agreement. However, compliance with the Written Agreement is determined solely by the Company's regulators. Failure to comply with the Written Agreement may subject the Company and HBC to additional supervisory actions and orders.

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

        On February 17, 2010 HCC and HBC entered into a Written Agreement with the Federal Reserve Bank of San Francisco, and the California Department of Financial Institutions. The Board of Directors and management of the Company are committed to addressing and resolving the matters raised in the Written Agreement on a timely basis and actions have been undertaken to comply with the various items addressed by the Written Agreement. As of the date of this filing, both HCC and HBC believe they are in compliance with all of the provisions of the Written Agreement. However, compliance with the Written Agreement is determined solely by the Company's regulators. Further discussion of the Written Agreement appears under Note 9 to the unaudited consolidated financial statements located elsewhere herein.

Performance Overview

        For the three months ended March 31, 2011, net income was $1.6 million. Net income allocable to common shareholders was $985,000, or $0.03 per diluted common share for the quarter ended March 31, 2011, which included a $770,000 provision for loan losses and $596,000 in dividends and discount accretion on preferred stock. In the quarter ended March 31, 2010, the net loss was ($4.1) million. The net loss allocable to common shareholders was ($4.7) million, or ($0.40) per diluted common share for the quarter ended March 31, 2010, which included a $5.1 million provision for loan losses and $591,000 in dividends and discount accretion on preferred stock. The Company's annualized return on average assets was 0.51% and annualized return on average equity was 3.51% for the first quarter of 2011, compared to -1.23% and -9.61% a year ago.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin increased 13 basis points to 3.95% for the first quarter of 2011, compared with 3.82% for the first quarter of 2010, and increased 36 basis points compared with 3.59% for the fourth quarter of 2010. The increase in the net interest margin was primarily due to a lower cost of deposits as a result of maturing higher-cost wholesale funding and growth in noninterest-bearing deposits.

  •
  Net interest income decreased to $11.2 million for the first quarter of 2011, from $11.4 million for the first quarter of 2010 primarily due to a decrease in loan balances, which was partially offset by an increase in investment securities.

  •
  The provision for loan losses was $770,000 for the first quarter of 2011, compared to $5.1 million for the first quarter of 2010. The decrease in provision for loan losses in the first quarter of 2011 compared to the first quarter of 2010 reflects a lower volume of classified assets and nonperforming loans, a decrease in loan charge-offs, and contraction of the loan portfolio.

  •
  Noninterest income increased 14% to $1.9 million for the first quarter of 2011 from $1.7 million for the first quarter of 2010, primarily due to the gain on sale of SBA loans of $379,000 in the first quarter of 2011, compared to $114,000 in gain on sale of SBA loans in the first quarter of 2010.

  •
  Noninterest expense decreased 14% to $10.4 million for the first quarter of 2011 from $12.2 million for the first quarter of 2010. The decrease in noninterest expense was primarily due to a decline in salaries and employee benefits expense, professional fees related to problem loans, expenses related to OREO properties, and FDIC insurance premiums in the first quarter of 2011.

  •
  The efficiency ratio was 79.55% for the first quarter of 2011, compared to 93.45% for the first quarter of 2010. The improvement was primarily due to lower noninterest expense as management continues to focus on controlling expenses and an increase in gains on sales of SBA loans.

  •
  The income tax expense for the first quarter of 2011 was $331,000, as compared to an income tax benefit of $120,000 for the first quarter of 2010. The effective income tax rate was 17% for first quarter of 2011, compared to an effective income tax rate of -3% for the first quarter of 2010. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, and tax credits related to investments in low income housing limited partnerships.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale increased 86% to $357.6 million at March 31, 2011, from $192.7 million at March 31, 2010, and increased 17% from $304.3 million at December 31, 2010. The substantial increase in liquid assets from March 31, 2010 is primarily due to proceeds from the June 2010 private placement, proceeds from loan sales, and loan paydowns.

  •
  Total loans, excluding loans held-for-sale, decreased $203.1 million, or 20%, to $803.4 million at March 31, 2011, compared to $1.01 billion at March 31, 2010, and decreased $42.7 million, or 5%, from December 31, 2010. Land and construction loans decreased $103.3 million, or 67%, to $50.5 million at March 31, 2011, compared to $153.8 million at March 31, 2010, and decreased $11.9 million, or 19%, from $62.4 million at December 31, 2010.

  •
  Classified assets decreased to $81.4 million at March 31, 2011, compared to $171.2 million at March 31, 2010, and $91.8 million at December 31, 2010.

  •
  The allowance for loan losses was $24.0 million, or 2.99% of total loans at March 31, 2011, compared to $26.5 million or 2.64% of total loans at March 31, 2010, and $25.2 million, or 2.98% of total loans at December 31, 2010.

  •
  The allowance for loan losses to total nonperforming loans, or coverage ratio, increased to 90.41% at March 31, 2011, compared to 39.47% at March 31, 2010, and 80.49% at December 31, 2010.

  •
  Nonperforming assets were $27.5 million, or 2.19% of total assets at March 31, 2011, compared to $69.0 million or 5.17% of total assets at March 31, 2010 and $34.6 million, or 2.78% of total assets at December 31, 2010.

  •
  Net loan charge-offs were $2.0 million for the first quarter of 2011, compared to $7.3 million for the first quarter of 2010, and $1.1 million for the fourth quarter of 2010.

  •
  Noninterest-bearing demand deposits increased 25% to $325.1 million at March 31, 2011, from $261.0 million at March 31, 2010, and increased 16% from $280.3 million at December 31, 2010.

  •
  Brokered deposits decreased 44% to $97.8 million at March 31, 2011, from $174.5 million at March 31, 2010, and decreased 1% from $98.5 million at December 31, 2010.

  •
  The ratio of noncore funding (which consists of time deposits—$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 19.85% at March 31, 2011, compared to 26.04% at March 31, 2010, and 20.96% at December 31, 2010.

  •
  The liquidity position improved with a loan to deposit ratio of 80.07% at March 31, 2011, compared to 93.04% at March 31, 2010, and 85.12% at December 31, 2010.

  •
  Capital ratios substantially exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at March 31, 2011. The leverage ratio at the holding company was 15.3%, with a Tier 1 risk-based capital ratio of 19.9%, and a total risk-based capital ratio of 21.2% at March 31, 2011. The leverage ratio for HBC was 13.3%, with a Tier 1 risk-based capital ratio of 17.3%, and a total risk-based capital ratio of 18.5% at March 31, 2011. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio.

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $97.8 million in brokered deposits at March 31, 2011, compared to $174.5 million at March 31, 2010, and $98.5 million at December 31, 2010. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators increased to $34.7 million at March 31, 2011, compared to $21.6 million at March 31, 2010, and decreased from $39.0 million at December 31, 2010. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations. Deposits at March 31, 2011 were $1.00 billion, compared to $1.08 billion at March 31, 2010, and $993.9 million at December 31, 2010.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $21.0 million at March 31, 2011, compared to $18.5 million at March 31, 2010, and $17.9 million at December 31, 2010.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At March 31, 2011, we had $107.5 million in cash and cash equivalents and approximately $269.6 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $215.7 million in unpledged securities available at March 31, 2011. Our loan to deposit ratio decreased to 80.07% at March 31, 2010, compared to 93.04% at March 31, 2010, and 85.12% at December 31, 2010, primarily due to a reduction in the loan portfolio.

Lending

        Our lending business originates primarily through our branch offices located in our primary market. The Company also has an additional SBA loan production office in Santa Rosa, California. The total loan portfolio remains well diversified with commercial loans accounting for 46% of the portfolio at March 31, 2011. Commercial and residential real estate loans accounted for 40% of the total loan portfolio at March 31, 2011, of which 53% were owner-occupied by businesses. We have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios has been reduced. Land and construction loans decreased $103.3 million to $50.5 million at March 31, 2011, compared to $153.8 million at March 31, 2010, and accounted for 6% of our total loan portfolio. Consumer and home equity loans accounted for the remaining 8% of total loans at March 31, 2011. The yield on the loan portfolio was 5.28% in the first quarter of 2011, compared to 5.02% in the first quarter of 2010. The decline in gross loans in the first quarter of 2011 was primarily due to diminished loan demand, loan payoffs exceeding draw downs of loan commitments and the result of efforts to reduce classified loans. Lower volume of loan originations can be attributed in part to lower demand for certain types of credit as well as more selectivity with respect to the types of loans the Company chooses to originate.

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

        The Company, through its asset and liability policies and practices, seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail under "Liquidity and Asset/Liability Management." In addition, we believe there are measures and initiatives we can take to improve the net interest margin, including increasing loan rates, adding floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates, and reducing higher cost deposits.

        The net interest margin is also adversely impacted by the reversal of interest on nonaccrual loans and the reinvestment of loan payoffs into lower yielding investment securities and other short-term investments.

        The net interest margin expanded during the first quarter of 2011 primarily attributed to a shift from our excess funds at the Federal Reserve Bank to our securities portfolio, along with a lower level of nonaccrual loans and a lower cost of deposits as a result of higher noninterest-bearing demand deposit balances.

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

        A significant percentage of the Company's noninterest income is associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Prior to February 15, 2011 these loans were subject to an SBA warranty for a period of 90 days. In accordance with generally accepted accounting principles, the Company treats the SBA loans sold as secured borrowings during the warranty period. Effective February 15, 2011, the SBA no longer requires a warranty period in loan sales agreements. Therefore, gains on loan sales completed after February 15, 2011 are recognized upon completion of the transaction.

        Other sources of noninterest income include loan servicing fees, service charges and fees, cash surrender value from company owned life insurance policies, and gains on the sale of securties.

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Over the last several quarters the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Operating expenses decreased $1.8 million in the first three months of 2011, compared to the first three months of 2010, primarily due to lower salaries and benefits, FDIC deposit insurance premiums, professional fees related to problem loans, and expenses related to OREO properties.

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

        Under the terms of the Capital Purchase Program with the U.S. Treasury, so long as our Series A Preferred Stock is outstanding, we are prohibited from increasing quarterly dividends on our common stock in excess of $0.08 per share, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury consent until the third anniversary of the U.S. Treasury investment or until the U.S. Treasury has transferred all of the Series A Preferred Stock it purchased under the Capital Purchase Program to third parties. As long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, and the Series C Preferred Stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. On November 6, 2009, we suspended dividend payments on our Series A Preferred Stock. As a result, the Company has accrued but has not paid approximately $3.3 million in dividends on its Series A Preferred Stock as of March 31, 2011. The Company's dividend payment on its outstanding Series A Preferred Stock issued to the U.S. Treasury that was due on February 15, 2011 was the sixth consecutive dividend payment suspended. Under the terms of the Series A Preferred Stock, if the Company fails to pay dividends on the Series A Preferred Stock for a total of six quarters, whether or not consecutive, the U.S. Treasury has the right to elect two members of the Company's Board of Directors. These directors would serve on the Company's Board of Directors until such time as the Company has paid in full all dividends not previously paid. Although the U.S. Treasury has not indicated if or when it may exercise its right to have two members appointed to the Board of Directors, effective during the first quarter of 2011, the Company has permitted the U.S. Treasury to allow an observer employed by the U. S. Treasury to attend meetings of the Company's Board of Directors. So long as payment of dividends on the Series A Preferred Stock remain suspended, we may not, among other things and with limited exceptions, pay cash dividends on or repurchase our common stock or preferred stock.

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

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock, Series A Preferred Stock, and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock, Series A Preferred Stock, and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. On November 6, 2009, we exercised our right to defer regularly scheduled interest payments on our $23.7 million of subordinated debt relating to our trust preferred securities. As a result the Company has accrued but has not paid approximately $2.9 million in interest on its subordinated debt as of March 31, 2011. So long as interest payments remain deferred, we may not pay cash dividends on or repurchase our common stock or preferred stock.

        Under the Written Agreement with our regulators we are required to obtain the prior approval of the Federal Reserve Bank of San Francisco and the Director of the Division of Banking Supervision and Regulation of the Federal Reserve to make any interest payments on our outstanding trust preferred securities and related subordinate debt, or to pay any dividends on our common stock or preferred stock. At March 31, 2011, HBC's total risk-based capital ratio was 18.5%, compared to the 10% regulatory requirement for well-capitalized banks under the regulatory framework for prompt corrective actions. HBC's Tier 1 risk-based capital ratio of 17.3% and leverage ratio of 13.3% at March 31, 2011 also exceeded regulatory guidelines for well-capitalized banks under the prompt corrective actions framework. On a consolidated basis, the Company has a total risk-based capital ratio of 21.2%, a Tier 1 risk-based capital ratio of 19.9%, and a leverage ratio of 15.3% at March 31, 2011.

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

Distribution, Rate and Yield

	For the Three Months Ended March 31, 2011			For the Three Months Ended March 31, 2010
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$843,777	$10,989	5.28%	$1,063,928	$13,174	5.02%
Securities	245,861	1,963	3.24%	127,004	1,162	3.71%
Federal funds sold and interest-bearing deposits in other financial institutions	60,423	34	0.23%	17,650	10	0.23%

Total interest earning assets	1,150,061	12,986	4.58%	1,208,582	14,346	4.81%

Cash and due from banks	20,551			21,185
Premises and equipment, net	8,330			8,957
Goodwill and other intangible assets	2,961			46,714
Other assets	66,430			68,593

Total assets	$1,248,333			$1,354,031

Liabilities and shareholders' equity:
Deposits:
Demand, interest-bearing	$135,756	67	0.20%	$149,360	86	0.23%
Savings and money market	267,749	266	0.40%	301,634	398	0.54%
Time deposits—under $100	33,207	71	0.87%	39,564	148	1.52%
Time deposits—$100 and over	133,849	419	1.27%	132,371	499	1.53%
Time deposits—CDARS	21,525	25	0.47%	19,373	53	1.11%
Time deposits—brokered	95,064	423	1.80%	177,420	1,180	2.70%
Subordinated debt	23,702	466	7.97%	23,702	466	7.97%
Securities sold under agreement to repurchase	2,889	24	3.37%	22,722	131	2.34%
Short-term borrowings	2,734	29	4.30%	20,860	16	0.31%

Total interest-bearing liabilities	716,475	1,790	1.01%	887,006	2,977	1.36%

Demand, noninterest-bearing	312,041			254,415

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,028,516	1,790	0.71%	1,141,421	2,977	1.06%
Other liabilities	37,366			38,821

Total liabilities	1,065,882			1,180,242
Shareholders' equity	182,451			173,789

Total liabilities and shareholders' equity	$1,248,333			$1,354,031

Net interest income / margin		$11,196	3.95%		$11,369	3.82%

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

	Three Months Ended March 31, 2011 vs. 2010 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(2,862)	$677	$(2,185)
Securities	948	(147)	801
Federal funds sold and interest- bearing deposits in other financial institutions	24	—	24

Total interest income from interest earnings assets	(1,890)	530	(1,360)

Expense on interest-bearing liabilities:
Demand, interest-bearing	(7)	(12)	(19)
Savings and money market	(32)	(100)	(132)
Time deposits—under $100	(14)	(63)	(77)
Time deposits—$100 and over	4	(84)	(80)
Time deposits—CDARS	3	(31)	(28)
Time deposits—brokered	(364)	(393)	(757)
Securities sold under agreement to repurchase	(165)	58	(107)
Short-term borrowings	(192)	205	13

Total interest expense on interest-bearing liabilities	(767)	(420)	(1,187)

Net interest income	$(1,123)	$950	$(173)

        The Company's net interest margin expressed as a percentage of average earning assets was 3.95% for the first quarter of 2011, an increase of 13 basis points from 3.82% for the first quarter of 2010, and an increase of 36 basis points from 3.59% for the fourth quarter of 2010. The increase in the net interest margin was primarily attributed to deploying excess funds at the Federal Reserve for the purchase of securities, a reduction in nonaccrual loans, an increase in the yield on loans, and a lower cost of deposits as a result of higher noninterest-bearing demand deposit balances.

        Net interest income for the first quarter of 2011 decreased $173,000, or 2% from first quarter of 2010. The decrease in the first quarter of 2011 was primarily due to a decrease in average loan balances, partially offset by an increase in average investment securities, an increase in average noninterest-bearing demand deposits, as well as a lower cost of deposits.

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

        In the first quarter of 2011, the Company had a provision for loan losses of $770,000, compared to $5.1 million in the first quarter of 2010. The decrease in provision for loan losses in the first quarter of 2011 compared to the same period in 2010 reflects a lower volume of classified assets and nonperforming loans, lower charge-offs and a decrease in the size of the loan portfolio.

        The allowance for loan losses represented 2.99%, 2.64% and 2.98% of total loans at March 31, 2011, March 31, 2010, and December 31, 2010, respectively. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2011 versus 2010
	2011	2010	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$567	$548	$19	3%
Increase in cash surrender value of life insurance	426	409	17	4%
Servicing income	411	421	(10)	-2%
Gain on sales of SBA loans	379	114	265	232%
Other	134	192	(58)	-30%

Total noninterest income	$1,917	$1,684	$233	14%

        The increase in noninterest income in the first quarter of 2011 from the first quarter of 2010 was primarily attributable to the gain on sales of SBA loans. Other sources of noninterest income include loan servicing fees, service charges and fees, and cash surrender value from company owned life insurance policies.

        A significant percentage of the Company's noninterest income is associated with its SBA lending activity, consisting of gains on sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Prior to February 15, 2011, when the Company sold SBA loans to third parties, the loans were subject to a 90 day SBA warranty. In accordance with generally accepted accounting principles, the Company treats the SBA loans sold as secured borrowings during the warranty period. Included in the balance of loans held-for-sale at March 31, 2011 were $2.2 million of

SBA loans that were transferred to third parties. The Company has deferred gains of $192,000 associated with these loans at March 31, 2011, which are included in other liabilities on the unaudited consolidated balance sheets. Effective February 15, 2011, the SBA no longer requires a warranty period in loan sales agreements. Therefore, gains on loan sales completed after February 15, 2011 are recognized upon completion of the transaction. During the first quarter of 2011, SBA loan sales resulted in a $379,000 gain, compared to an $114,000 gain on sale of SBA loans in the first quarter of 2010. The servicing assets that result from the sale of SBA loans, with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        The increase in cash surrender value of life insurance approximates a 3.95% after tax yield on the policies. To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2011 versus 2010
	2011	2010	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,393	$5,881	$(488)	-8%
Occupancy and equipment	1,038	959	79	8%
Professional fees	839	1,278	(439)	-34%
FDIC deposit insurance premiums	524	1,191	(667)	-56%
Software subscriptions	255	234	21	9%
Insurance expense	241	256	(15)	-6%
Data processing	220	212	8	4%
Low income housing investment losses	162	225	(63)	-28%
Other real estate owned expense	21	418	(397)	-95%
Other	1,738	1,544	194	13%

Total noninterest expense	$10,431	$12,198	$(1,767)	-14%

        The following table indicates the percentage of noninterest expense in each category:

Noninterest Expense by Category

	For The Three Months Ended March 31,
	2011	Percent of Total	2010	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,393	52%	$5,881	48%
Occupancy and equipment	1,038	10%	959	8%
Professional fees	839	8%	1,278	10%
FDIC deposit insurance premiums	524	5%	1,191	10%
Software subscriptions	255	2%	234	2%
Insurance expense	241	2%	256	2%
Data processing	220	2%	212	2%
Low income housing investment losses	162	2%	225	2%
Other real estate owned expense	21	0%	418	3%
Other	1,738	17%	1,544	13%

Total noninterest expense	$10,431	100%	$12,198	100%

        Salaries and employee benefits decreased $488,000, or 8%, for the first quarter of 2011 from the same period in 2010, primarily due to a reduction in force implemented in the fourth quarter of 2010. Full-time equivalent employees were 185 and 201 at March 31, 2011 and 2010, respectively. Professional fees decreased $439,000, or 34%, for the first quarter of 2011 from the same period in 2010 primarily due to a decrease in legal fees related to loan workouts and litigation and decreased expenses for bank regulatory compliance. FDIC deposit insurance premiums decreased $667,000, or 56%, for the first quarter of 2011 compared to the same period in 2010, due to a decrease in the FDIC deposit assessment rate and lower deposit balances. OREO expense decreased $397,000, or 95%, in the first quarter of 2011, compared to the same period in 2010 due to a decrease in write-downs of OREO properties.

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

        The Company's Federal and state income tax expense was $331,000 in the first quarter of 2011, as compared to a income tax benefit of $120,000 in the first quarter of 2010. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2011	2010
Effective income tax rate	17.3%	-2.8%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes and tax credits related to investments in low income housing limited partnerships.

        The Company has total investments of $4.5 million in low-income housing limited partnerships as of March 31, 2011. These investments have generated annual tax credits of approximately $1.0 million and $1.1 million in the years ended December 31, 2010 and 2009, respectively.

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse. At March 31, 2011, the Company had a net deferred tax asset of approximately $26.9 million, compared to $27.4 million at December 31, 2010. The deferred tax asset at March 31, 2011 and December 31, 2010 is net of a $3.7 million valuation allowance.

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

        In assessing the realization of deferred tax assets at March 31, 2011, the Company estimates that it has sufficient forecasted future taxable income and various tax planning strategies which could be implemented to generate taxable income in future periods, to support the balance of deferred tax assets net of the $3.7 million valuation allowance.

FINANCIAL CONDITION

        As of March 31, 2011, total assets were $1.26 billion, compared to $1.34 billion as of March 31, 2010, and $1.25 billion at December 31, 2010. Total securities available-for-sale (at fair value) were $250.1 million at March 31, 2011, an increase of 79% from $139.4 million at March 31, 2010, and an increase of 8% from $232.2 million at December 31, 2010. The total loan portfolio, excluding loans held-for-sale, was $803.4 million at March 31, 2011, a decrease of 20% from $1.01 billion at March 31, 2010, and a decrease of 5% from $846.0 million at December 31, 2010. Total deposits decreased 7% to $1.00 billion at March 31, 2011, from $1.08 billion at March 31, 2010, and increased 1% from $993.9 million at December 31, 2010. There were no securities sold under agreement to repurchase at March 31, 2011, compared to $20.0 million at March 31, 2010, and $5.0 million at December 31, 2010.

Securities Portfolio

        The following table reflects the estimated fair values for each category of securities at the dates indicated:

	March 31,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Government Sponsored Entities	$—	$1,997	$—
Agency Mortgage-Backed Securities	250,132	132,457	232,165
Collateralized Mortgage Obligations	—	4,933	—

Total	$250,132	$139,387	$232,165

        The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2011:

	Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency Mortgage-Backed Securities	$—	—	$105,482	3.20%	$103,025	3.06%	$41,625	3.51%	$250,132	3.19%

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

        Compared to March 31, 2010, the securities portfolio increased by $110.7 million, or 79%, and increased to 20% of total assets at March 31, 2011, from $139.4 million, or 10% of total assets, at March 31, 2010. The Company increased its holding of mortgage-back securities by $17.9 million to

$250.1 million at March 31, 2011, from $232.2 million at December 31, 2010 to offset a portion of the contraction in the loan portfolio. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

        The Company's loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 64% of total assets at March 31, 2011, as compared to 75% of total assets at March 31, 2010, and 68% of total assets at December 31, 2010. The ratio of loans to deposits decreased to 80.07% at March 31, 2011 from 93.04% at March 31, 2010 and 85.12% at December 31, 2010. Demand for loans has weakened within the Company's markets due to the current economic environment, and the Company has been more selective with respect to the types of loans the Company chooses to originate.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2011		March 31, 2010		December 31, 2010
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$365,748	46%	$395,399	39%	$378,412	45%
Real estate:
Commercial and residential	320,950	40%	393,168	39%	337,457	40%
Land and construction	50,496	6%	153,811	15%	62,356	7%
Home equity	52,129	6%	51,369	6%	53,697	6%
Consumer	13,174	2%	11,943	1%	13,244	2%

Total loans	802,497	100%	1,005,690	100%	845,166	100%
Deferred loan costs	853	—	755	—	883	—

Loans, including deferred costs	803,350	100%	1,006,445	100%	846,049	100%

Allowance for loan losses	(24,009)		(26,527)		(25,204)

Loans, net	$779,341		$979,918		$820,845

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the balance in land development and construction and home equity and consumer loans. The decrease in the Company's loan portfolio in the first quarter of 2011 compared to the first and fourth quarters of 2010 is due to diminished loan demand, and loan payoffs exceeding draw downs of loan commitments. Outstanding loan balances to total loan commitments were 74% at March 31, 2011, and 75% at March 31, 2010 and December 31, 2010. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 53% of its gross loans were secured by real property at March 31, 2011, compared to 59% at March 31, 2010, and 54% at December 31, 2010. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the first quarter of 2011, loans were sold resulting in a gain on sale of SBA loans of $379,000.

        As of March 31, 2011, commercial and residential real estate mortgage loans of $321.0 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at March 31, 2011 consist of $170.3 million, or 53%, of commercial owner occupied properties, $146.7 million, or 46%, of commercial investment properties, and $4.0 million, or 1% in residential properties. Properties securing the commercial real estate mortgage loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans decreased $103.3 million to $50.5 million, or 6% of total loans at March 31, 2011, from $153.8 million, or 15% of total loans at March 31, 2010, and decreased $11.9 million from $62.4 million, or 7% of total loans at December 31, 2010.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $30.2 million and $50.3 million at March 31, 2011, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of March 31, 2011. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2011, approximately 69% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$326,369	$32,918	$6,461	$365,748
Real estate:
Commercial and residential	96,473	191,079	33,398	320,950
Land and construction	49,168	1,328	—	50,496
Home equity	50,549	126	1,454	52,129
Consumer	12,275	899	—	13,174

Loans	$534,834	$226,350	$41,313	$802,497

Loans with variable interest rates	$485,208	$62,114	$3,375	$550,697
Loans with fixed interest rates	49,626	164,236	37,938	251,800

Loans	$534,834	$226,350	$41,313	$802,497

Loan Servicing

        As of March 31, 2011 and 2010, $169.5 million and $164.0 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Beginning of period balance	$915	$1,067
Additions	85	93
Amortization	(131)	(123)

End of period balance	$869	$1,037

        Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2011 and 2010, as the fair market value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	March 31,
	2011	2010
	(Dollars in thousands)
Beginning of period balance	$2,140	$2,466
Amortization	(40)	(72)
Unrealized holding gain (loss)	93	(379)

End of period balance	$2,193	$2,015

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and OREO from foreclosures. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO was $918,000 at March 31, 2011, compared to $1.8 million at March 31, 2010 and $1.3 million at December 31, 2010. At March 31, 2011, the $27.5 million of nonperforming assets included $1.2 million of SBA guaranteed loans.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	March 31,		December 31,
	2011	2010	2010
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$1,989	$—	$2,026
Nonaccrual loans—held-for-investment	22,896	65,026	28,821
Restructured and loans over 90 days past due and still accruing	1,671	2,176	2,492

Total nonperforming loans	26,556	67,202	33,339
Other real estate owned	918	1,835	1,296

Total nonperforming assets	$27,474	$69,037	$34,635

Nonperforming assets as a percentage of loans plus other real estate owned plus nonaccruals loans held-for-sale	3.41%	6.85%	4.08%
Nonperforming assets as a percentage of total assets	2.19%	5.17%	2.78%

        The following table provides nonperforming loans by loan type as of March 31, 2011:

	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$11,865	$1,389	$13,254
Real estate:
Commercial and residential	3,866		3,866
Land and construction	8,261	—	8,261
Home equity	—	282	282
Consumer	893	—	893

Total	$24,885	$1,671	$26,556

Allowance for Loan Losses

        The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management's methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

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

        Loans that demonstrate a weakness, for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and OREO. The principal balance of classified assets, net of SBA guarantees of $1.9 million, was $81.4 million at March 31, 2011, $171.2 million at March 31, 2010, and $91.8 million at December 31, 2010. Included in the $81.4 million of classified assets at March 31, 2011, were $2.0 million of loans held-for-sale. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses. Management of the level of classified assets will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

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

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended March 31, 2011
					Three Months Ended March 31, 2010 Total
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204	$28,768
Charge-offs	(1,119)	(995)	—	(2,114)	(7,702)
Recoveries	139	10	—	149	366

Net charge-offs	(980)	(985)	—	(1,965)	(7,336)
Provision for loan losses	622	161	(13)	770	5,095

Balance, end of period	$13,594	$9,539	$876	$24,009	$26,527

RATIOS:
Net charge-offs to average loans(1)	0.48%	0.48%	0.00%	0.96%	2.83%
Allowance for loan losses to total loans(1)	1.69%	1.19%	0.11%	2.99%	2.64%
Allowance for loan losses to nonperforming loans	51.19%	35.92%	3.30%	90.41%	39.47%

(1)
Average loans and total loans exclude loans held-for-sale.

        The Company's allowance for loan losses decreased $2.5 million in the first quarter of 2011 from the first quarter of 2010, and decreased $1.2 million from the fourth quarter of 2010. The decrease in the provision for loan losses in first quarter of 2011 was primarily due to a lower volume of classified and nonperforming loans and a lower loan balance.

        Net loans charged-off reflects the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses. Net charge-offs were $2.0 million in the first quarter of 2011, compared to net charge-offs of $7.3 million in the first quarter of 2010, and net charge-offs of $1.1 million in the fourth quarter of 2010. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

        The following table provides a summary of the allocation of the allowance for loan losses for specific class at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amount available for charge-offs that may occur within these classes.

Allocation of Loan Loss Allowance Table

	March 31,				December 31,
	2011		2010		2010
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$13,594	46%	$10,668	39%	$13,952	45%
Real estate:
Commercial and residential	5,437	40%	6,118	39%	5,500	40%
Land and construction	3,599	6%	8,263	15%	4,271	7%
Home equity	503	6%	996	6%	592	6%
Consumer	876	2%	482	1%	889	2%

Total	$24,009	100%	$26,527	100%	$25,204	100%

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2011		March 31, 2010		December 31, 2010
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand deposits, noninterest-bearing	$325,058	32%	$261,047	24%	$280,258	28%
Demand deposits, interest-bearing	135,903	14%	150,923	14%	153,917	16%
Savings and money market	262,763	26%	306,688	28%	272,399	27%
Time deposits—under $100	32,592	3%	38,856	4%	33,499	3%
Time deposits—$100 and over	128,156	13%	131,220	12%	137,514	14%
Time deposits—CDARS	21,025	2%	18,490	2%	17,864	2%
Time deposits—brokered	97,826	10%	174,471	16%	98,467	10%

Total deposits	$1,003,323	100%	$1,081,695	100%	$993,918	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. At March 31, 2011 and 2010, less than 1% of deposits were from public sources, respectively.

        Noninterest-bearing and low interest-bearing demand deposit accounts increased $49.0 million, or 12%, at March 31, 2011 from March 31, 2010, and increased $26.8 million, or 6%, from December 31, 2010. At March 31, 2011, brokered deposits decreased $76.6 million, or 44%, to $97.8 million, compared to $174.5 million at March 31, 2010, decreased $641,000, or 1%, from $98.5 million at December 31, 2010.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS and brokered deposits as of March 31, 2011:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$115,990	48%
Over three months through six months	50,570	20%
Over six months through twelve months	40,506	16%
Over twelve months	39,941	16%

Total	$247,007	100%

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

Return (Loss) on Equity and Assets

        The following table indicates the ratios for return (loss) on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended March 31,
	2011	2010
Annualized return (loss) on average assets	0.51%	-1.23%
Annualized return (loss) on average tangible assets	0.51%	-1.28%
Annualized return (loss) on average equity	3.51%	-9.61%
Annualized return (loss) on average tangible equity	3.57%	-13.15%
Average equity to average assets ratio	14.62%	12.83%

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $285.6 million at March 31, 2011, as compared to $327.9 million at March 31, 2010 and $284.0 million at December 31, 2010. Unused commitments represented 36% and 33% of outstanding gross loans at March 31, 2011 and 2010, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	March 31,
					December 31, 2010
	2011		2010
	(Dollars in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit and commitments to make loans	$9,048	$255,701	$9,752	$298,031	$6,740	$256,575
Standby letters of credit	2,291	18,587	457	19,671	2,291	18,419

	$11,339	$274,288	$10,209	$317,702	$9,031	$274,994

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

        At March 31, 2011, the Company had loan contraction, including loans held-for-sale, of $204.9 million from March 31, 2010, and it has experienced an improvement in its liquidity position. One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio improved to 80.07% at March 31, 2011 compared to 93.04% at March 31, 2010, and 85.12% at December 31, 2010.

FHLB and FRB Borrowings & Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at March 31, 2011, March 31, 2010 and December 31, 2010. The Company had $212.8 million of loans pledged to the FHLB as collateral on an available line of credit of $114.9 million at March 31, 2011.

        The Company can also borrow from FRB's discount window. The Company had $209.3 million of loans pledged to the FRB as collateral on an available line of credit of $124.7 million at March 31, 2011, none of which was outstanding.

        At March 31, 2011, the Company had Federal funds purchase arrangements available of $30.0 million. There were no Federal funds purchased outstanding March 31, 2011, March 31, 2010, and December 31, 2010.

        The Company also had a $2.2 million secured borrowing at March 31, 2011. Secured borrowings represent the guaranteed portions of SBA 7a loans transferred to third parties subject to a SBA warranty for a period of 90 days. This requires the Company to treat these loans as secured borrowings during the warranty period. The warranty period for these loans expires in the following quarter. Provided the loans remain current through the end of the warranty period all elements necessary to record the sale will have been met.

        The Company also utilizes securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to at March 31, 2011, compared to $20.0 million at March 31, 2010, and $5.0 million at December 31, 2010. Repurchase agreements are accounted for as collateralized financial transactions and were secured by mortgage-backed securities carried at an amortized cost of $25.4 million at March 31, 2010, and $6.3 million at December 31, 2010.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	March 31,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Average balance year-to-date	$2,889	$43,582	$23,888
Average interest rate year-to-date	3.41%	1.37%	1.78%
Maximum month-end balance during the period	$5,000	$73,000	$73,000
Average rate at period-end	N/A	2.30%	3.09%

Capital Resources

        The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently consists of total shareholders' equity (excluding accumulated other comprehensive income or loss) and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and other intangible assets and disallowed deferred tax assets. Our Tier 2 Capital includes the allowances for loan losses and off-balance sheet credit losses.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	March 31,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$188,348	$131,507	$185,775
Tier 2 Capital	11,969	13,999	11,988

Total risk-based capital	$200,317	$145,506	$197,763

Risk-weighted assets	$945,089	$1,107,092	$945,499
Average assets for capital purposes	$1,228,763	$1,290,135	$1,316,600
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	21.2%	13.1%	20.9%	10.0%	8.0%
Tier 1 risk-based capital	19.9%	11.9%	19.7%	6.0%	4.0%
Leverage(1)	15.3%	10.2%	14.1%	N/A	4.0%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	March 31,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$163,478	$129,936	$159,192
Tier 2 Capital	11,992	14,005	11,993

Total risk-based capital	$175,470	$143,941	$171,185

Risk-weighted assets	$946,961	$1,107,571	$945,918
Average assets for capital purposes	$1,230,163	$1,290,438	$1,316,969
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	18.5%	13.0%	18.1%	10.0%	8.0%
Tier 1 risk-based capital	17.3%	11.7%	16.8%	6.0%	4.0%
Leverage(1)	13.3%	10.1%	12.1%	5.0%	4.0%

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

        At March 31, 2011 and 2010, and December 31, 2010, HCC's and HBC's capital met all minimum regulatory requirements. As of March 31, 2011, HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under the prompt corrective action provisions.

        At March 31, 2011, the Company had total shareholders' equity of $183.2 million, including $58.2 million in preferred stock, $130.7 million in common stock, ($881,000) in accumulated deficit, and ($4.8) million of accumulated other comprehensive loss. The components of other comprehensive loss at March 31, 2011 include the following: an unrealized loss on available-for-sale securities of ($1.9) million, an unrealized loss on split dollar insurance contracts of ($2.1) million, an unrealized loss on the supplemental executive retirement plan of ($2.0) million and an unrealized gain on interest-only strip from SBA loans of $1.2 million.

Mandatory Redeemable Cumulative Trust Preferred Securities

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7.2 million aggregate principal amount of 10.87% subordinated debt due on March 8, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7.2 million aggregate principal amount of 10.60% subordinated debt due on September 7, 2030 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5.2 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4.1 million of aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. The subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the trusts to the Company. The common stock is recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier I capital. The subsidiary trusts are not consolidated in the Company's consolidated financial statements. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets; therefore, our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

        In November 2009, the Company announced that it was exercising its right to defer interest payments on its outstanding trust preferred subordinated debt securities. The Company will continue to accrue the cost and recognize the expense of the interest at the normal rate on a compounded basis until such time as the deferred arrearage has been paid current. As a result the Company has accrued but has not paid approximately $2.9 million in interest on its subordinated debt as of March 31, 2011.

U.S. Treasury Capital Purchase Program

        The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of its common stock to the Treasury through the U.S. Treasury Capital Purchase Program. The Series A Preferred Stock qualifies as a component of Tier 1 capital. In November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. The Company accrues the cumulative unpaid dividends at the compounded dividend rate. As a result of the Company has accrued but has not paid approximately $3.3 million in dividends on its Series A Preferred Stock as of March 31, 2011.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2011. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Annual Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$10,141	20.8%
+300	$7,493	15.3%
+200	$4,809	9.9%
+100	$2,218	4.5%
0	$—	0.0%
-100	$(4,322)	-8.8%
-200	$(10,033)	-20.5%

        This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income.

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2010. There are no changes to these policies as of March 31, 2011.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2011. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of March 31, 2011, the period covered by this report on Form 10-Q.

        During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

 Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

        In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our 2010 Annual Report on Form 10-K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        As of March 31, 2011, the Company has deferred six dividend payments on its Series A Preferred Stock totaling approximately $3.3 million.

ITEM 4—RESERVED

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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

Heritage Commerce Corp (Registrant)
Date: May 9, 2011	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: May 9, 2011	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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