Form 10-Q
period 2011-06-30
HERITAGE COMMERCE CORP
filed 2011-08-08
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

        The Registrant had 26,295,001 shares of Common Stock outstanding on July 22, 2011.

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

  •
  The effects of, and changes in, trade, monetary and fiscal policies and laws, including the interest rate policies of the Federal Open Market Committee of the Federal Reserve Board;

  •
  Stability of funding sources and continued availability of borrowings;

  •
  The effect of changes in laws and regulations with which the Company and Heritage Bank of Commerce must comply, including any increase in FDIC insurance premiums;

  •
  Our ability to raise capital or incur debt on reasonable terms;

  •
  Legal limits on Heritage Bank of Commerce's ability to pay dividends to the Company;

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2011	December 31, 2010
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$20,334	$7,692
Interest-bearing deposits in other financial institutions	67,928	64,485

Total cash and cash equivalents	88,262	72,177
Securities available-for-sale, at fair value	302,968	232,165
Loans held-for-sale—SBA, at lower of cost or market, including deferred costs	3,657	8,750
Loans held-for-sale—other, at lower of cost or market, including deferred costs	435	2,260
Loans, including deferred costs	782,080	846,049
Allowance for loan losses	(23,167)	(25,204)

Loans, net	758,913	820,845
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	9,917	9,174
Company owned life insurance	44,776	43,682
Premises and equipment, net	8,086	8,397
Intangible assets	2,753	3,014
Accrued interest receivable and other assets	42,302	45,905

Total assets	$1,262,069	$1,246,369

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$333,199	$280,258
Demand, interest-bearing	128,464	153,917
Savings and money market	276,538	272,399
Time deposits—under $100	30,676	33,499
Time deposits—$100 and over	114,208	137,514
Time deposits—CDARS	20,839	17,864
Time deposits—brokered	94,631	98,467

Total deposits	998,555	993,918
Securities sold under agreement to repurchase	—	5,000
Subordinated debt	23,702	23,702
Short-term borrowings	—	2,445
Securities purchased pending settlement	19,755	2,902
Accrued interest payable and other liabilities	32,578	36,250

Total liabilities	1,074,590	1,064,217
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series A fixed rate cumulative preferred stock, 40,000 shares issued and outstanding (liquidation preference of $43,816 at June 30, 2011 and $42,810 at December 31, 2010)	39,846	39,846
Discount on Series A preferred stock	(1,033)	(1,227)
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at June 30, 2011 and December 31, 2010 (liquidation preference of $21,004 at June 30, 2011 and December 31, 2010)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,295,001 shares issued and outstanding at June 30, 2011 and 26,233,001 shares issued and outstanding at December 31, 2010	130,836	130,531
Retained earnings / (Accumulated deficit)	601	(1,866)
Accumulated other comprehensive loss	(2,290)	(4,651)

Total shareholders' equity	187,479	182,152

Total liabilities and shareholders' equity	$1,262,069	$1,246,369

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$10,685	$12,737	$21,675	$25,911
Securities	2,278	1,459	4,240	2,621
Interest-bearing deposits in other financial institutions	52	16	86	27

Total interest income	13,015	14,212	26,001	28,559

Interest expense:
Deposits	1,068	2,157	2,339	4,521
Subordinated debt	467	468	932	934
Repurchase agreements	—	113	24	244
Short-term borrowings	8	46	38	63

Total interest expense	1,543	2,784	3,333	5,762

Net interest income before provision for loan losses	11,472	11,428	22,668	22,797
Provision for loan losses	955	18,600	1,725	23,695

Net interest income (loss) after provision for loan losses	10,517	(7,172)	20,943	(898)

Noninterest income:
Service charges and fees on deposit accounts	587	579	1,154	1,128
Gain on sales of SBA loans	476	163	855	277
Servicing income	435	425	846	846
Increase in cash surrender value of life insurance	419	413	845	822
Other	253	298	387	489

Total noninterest income	2,170	1,878	4,087	3,562

Noninterest expense:
Salaries and employee benefits	5,111	5,491	10,504	11,373
Occupancy and equipment	1,031	983	2,069	1,942
Professional fees	456	1,144	1,295	2,421
FDIC deposit insurance premiums	383	1,019	907	2,210
Software subscriptions	274	252	529	486
Insurance expense	244	269	486	525
Data processing	198	219	419	430
Low income housing investment losses	40	133	202	358
Other real estate owned expense	127	69	147	488
Impairment of goodwill	—	43,181	—	43,181
Other	1,608	1,792	3,345	3,337

Total noninterest expense	9,472	54,552	19,903	66,751

Income (loss) before income taxes	3,215	(59,846)	5,127	(64,087)
Income tax expense (benefit)	1,129	(5,753)	1,460	(5,874)

Net income (loss)	2,086	(54,093)	3,667	(58,213)
Dividends and discount accretion on preferred stock	(604)	(1,009)	(1,200)	(1,600)

Net income (loss) allocable to common shareholders	$1,482	$(55,102)	$2,467	$(59,813)

Earnings (loss) per common share:
Basic	$0.05	$(4.66)	$0.08	$(5.06)
Diluted	$0.05	$(4.66)	$0.08	$(5.06)

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Six Months Ended June 30, 2011 and 2010
	Preferred Stock			Common Stock		Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss
								Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2010	40,000	$39,846	$(1,598)	11,820,509	$80,222	$56,389	$(2,554)	$172,305
Net loss	—	—	—	—	—	(58,213)	—	(58,213)	$(58,213)
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	1,848	1,848	1,848
Net change in liability and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	—	137	137	137

Total comprehensive loss									$(56,228)

Issuance of Series B manditorily convertible cumulative perpetual preferred stock, net of issuance costs	53,996	50,385	—	—	—	—	—	50,385
Issuance of Series C convertible perpetual preferred stock, net of issuance costs	21,004	19,599	—	—	—	—	—	19,599
Amortization of restricted stock award, net of forfeitures and taxes	—	—	—	—	2	—	—	2
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,005)	—	(1,005)
Accretion of unearned discount on Series A preferred stock	—	—	183	—	—	(183)	—	—
Stock option expense, net of forfeitures and taxes	—	—	—	—	586	—	—	586

Balance, June 30, 2010	115,000	$109,830	$(1,415)	11,820,509	$80,810	$(3,012)	$(569)	$185,644

Balance, January 1, 2011	61,004	$59,365	$(1,227)	26,233,001	$130,531	$(1,866)	$(4,651)	$182,152
Net income	—	—	—	—	—	3,667	—	3,667	$3,667
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	2,248	2,248	2,248
Net change in liability and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	—	113	113	113

Total comprehensive income									$6,028

Issuance of restricted stock awards	—	—	—	62,000	320	—	—	320
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	(346)	—	—	(346)
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,006)	—	(1,006)
Accretion of discount on Series A preferred stock	—	—	194	—	—	(194)	—	—
Stock option expense, net of forfeitures and taxes	—	—	—	—	331	—	—	331

Balance, June 30, 2011	61,004	$59,365	$(1,033)	26,295,001	$130,836	$601	$(2,290)	$187,479

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,667	$(58,213)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization (accretion) of discounts and premiums on securities	533	(137)
Gain on sale of SBA loans	(855)	(277)
Proceeds from sale of SBA loans originated for sale	8,967	5,504
Net change in SBA loans originated for sale	(3,019)	(9,167)
Writedowns on other loans held-for-sale	29	—
Provision for loan losses	1,725	23,695
Increase in cash surrender value of life insurance	(845)	(822)
Depreciation and amortization	390	402
Amortization of other intangible assets	261	287
(Gains) losses on sale of foreclosed assets, net	(42)	416
Stock option expense, net	331	586
Amortization of restricted stock awards, net	(26)	2
Goodwill impairment	—	43,181
Effect of changes in:
Accrued interest receivable and other assets	891	(2,821)
Accrued interest payable and other liabilities	(7,385)	(1,349)

Net cash provided by operating activities	4,622	1,287

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(62,605)	(39,351)
Maturities/paydowns/calls of securities available-for-sale	14,775	10,333
Net change in SBA loans previously transferred to held-for-sale	—	(630)
Net change in other loans transferred to held-for-sale	27	—
Net change in loans	59,136	91,493
Changes in Federal Home Loan Bank stock and other investments	(743)	—
Purchase of premises and equipment	(79)	(122)
Redemption (Purchase) of restricted stock and other investments	—	155
Proceeds from sale of foreclosed assets	2,240	1,270
Proceeds from sale of SBA loans transferred to held-for-sale	—	1,079
Proceeds from sale of other loans transferred to held-for-sale	1,769	—
(Purchases) and redemptions of company owned life insurance	(249)	308

Net cash provided by investing activities	14,271	64,535

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	4,637	(51,860)
Issuance of preferred stock, net of offering costs	—	69,984
Net change in securities sold under agreement to repurchase	(5,000)	(5,000)
Net change in short-term borrowings	(2,445)	(16,008)

Net cash used in financing activities	(2,808)	(2,884)

Net increase in cash and cash equivalents	16,085	62,938
Cash and cash equivalents, beginning of period	72,177	45,562

Cash and cash equivalents, end of period	$88,262	$108,500

Supplemental disclosures of cash flow information:
Interest paid	$5,887	$4,864
Income taxes paid	320	—
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$19,755	$—
Transfer from portfolio loans to loans held-for-sale	—	17,079
Transfer of loans held-for-sale to loan portfolio	—	1,942
Loans transferred to foreclosed assets	1,071	—
Cash dividend accrued on Series A preferred stock	1,006	1,005

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

        The results for the three and six months ended June 30, 2011 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2011.

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

June 30, 2011

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

Newly Issued But Not Yet Effective Accounting Standards

        In April 2011, the FASB issued an accounting standard to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of US GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of Stockholders' Equity. The update requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.

2) Earnings Per Share

        Basic earnings (loss) per common share is computed by dividing net income (loss), less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The 21,004 shares of Series C Preferred Stock are convertible into 5,601,000 shares of common stock. The Series C Preferred Stock participates in the earnings of the Company and, therefore, the shares issued

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

2) Earnings Per Share (Continued)

on the conversion of the Series C Preferred Stock would be considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Due to the Company's net loss allocable to common shareholders for the three months and six months ended June 30, 2010, the shares issued on the conversion of the Series C Preferred Stock were excluded from the computation of basic loss per average common share. Diluted earnings (loss) per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. Due to the Company's net loss allocable to common shareholders for the three months and six months ended June 30, 2010, all stock options and common stock warrants were excluded from the computation of diluted loss per average common share. A reconciliation of the weighted average shares used in computing basic and diluted earnings (loss) per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	26,243,334	11,820,509	26,238,168	11,820,509
Effect of convertible preferred stock	5,601,000	N/A	5,601,000	N/A

Shares used in computing basic earnings (loss) per common share	31,844,334	11,820,509	31,839,168	11,820,509
Dilutive effect of stock options oustanding, using the treasury stock method	3,675	N/A	5,566	N/A

Shares used in computing diluted earnings (loss) per common share	31,848,009	11,820,509	31,844,734	11,820,509

3) Securities

        The amortized cost and estimated fair value of securities at June 30, 2011 and December 31, 2010 were as follows:

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency Mortgage-Backed Securities	$302,150	$3,104	$(2,286)	$302,968

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency Mortgage-Backed Securities	$235,099	$1,079	$(4,013)	$232,165

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

3) Securities (Continued)

        At June 30, 2011 and December 31, 2010, all agency mortgage backed securities were issued by Fannie Mae, Freddie Mac, or the Government National Mortgage Association ("Ginnie Mae"), and there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

        At June 30, 2011, the Company held 142 securities, of which 58 had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. Unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not intend to sell any securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

        At December 31, 2010, the Company held 106 securities, of which 54 had fair values below amortized cost. No securities have been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2010.

        The amortized cost and estimated fair values of securities as of June 30, 2011, by weighted average life, are shown below. The weighted average life will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$—	$—
Due after one through five years	56,268	57,713
Due after five through ten years	211,879	211,260
Due after ten years	34,003	33,995

Total	$302,150	$302,968

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

4) Loans

        Loans were as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Loans held-for-sale:
Loans held-for-sale—SBA	$3,657	$8,750
Loans held-for-sale—other	435	2,260

Total loans held-for-sale	$4,092	$11,010

Loans held-for-investment:
Commercial	358,227	$378,412
Real estate:
Commercial and residential	315,426	337,457
Land and construction	41,987	62,356
Home equity	52,621	53,697
Consumer	13,040	13,244

Loans	781,301	845,166
Deferred loan origination costs and fees, net	779	883

Loans, including deferred costs	782,080	846,049
Allowance for loan losses	(23,167)	(25,204)

Loans, net	$758,913	$820,845

        Prior to February 15, 2011, SBA loans that were sold were subject to a warranty for a period of 90 days. In accordance with generally accepted accounting principles, the Company treated sold SBA loans as secured borrowings during the warranty period. The secured borrowings were classified as "short-term borrowings" on the unaudited consolidated balance sheets. At December 31, 2010, the balance of loans held-for-sale included $2,445,000 of SBA loans that were transferred to third parties, with associated deferred gains of $192,000, which are included in other liabilities on the unaudited consolidated balance sheets. Effective February 15, 2011, the SBA no longer required a warranty period in loan sales agreements. Therefore, gains on loan sales completed after February 15, 2011 are recognized upon completion of the transaction. The Company had no deferred gains associated with the SBA loans held-for-sale at June 30, 2011.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

4) Loans (Continued)

        Changes in the allowance for loan losses were as follows:

					Three Months Ended June 30, 2010 Total
	Three Months Ended June 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,594	$9,539	$876	$24,009	$26,527
Charge-offs	(1,681)	(601)	(8)	(2,290)	(18,681)
Recoveries	91	401	1	493	307

Net charge-offs	(1,590)	(200)	(7)	(1,797)	(18,374)
Provision for loan losses	1,988	(1,177)	144	955	18,600

Balance, end of period	$13,992	$8,162	$1,013	$23,167	$26,753

	Six Months Ended June 30, 2011
					Six Months Ended June 30, 2010 Total
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204	$28,768
Charge-offs	(2,800)	(1,596)	(8)	(4,404)	(26,383)
Recoveries	230	411	1	642	673

Net charge-offs	(2,570)	(1,185)	(7)	(3,762)	(25,710)
Provision for loan losses	2,610	(1,016)	131	1,725	23,695

Balance, end of period	$13,992	$8,162	$1,013	$23,167	$26,753

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as of June 30, 2011 and December 31, 2010:

	June 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,296	$621	$880	$5,797
Collectively evaluated for impairment	9,696	7,541	133	17,370

Total ending allowance balance	$13,992	$8,162	$1,013	$23,167

Loans:
Individually evaluated for impairment	$13,038	$10,034	$983	$24,055
Collectively evaluated for impairment	345,189	400,000	12,057	757,246

Total ending loan balance	$358,227	$410,034	$13,040	$781,301

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

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

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	June 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$4,478	$4,184	$—	$5,557	$5,125	$—
Real estate:
Commercial and residential	2,396	2,396	—	4,392	2,431	—
Land and construction	3,040	3,040	—	6,138	3,429	—
Consumer	—	—	—	—	—	—

Total with no related allowance recorded	9,914	9,620	—	16,087	10,985	—
With an allowance recorded:
Commercial	9,940	8,854	4,296	9,695	9,249	3,427
Real estate:
Commercial and residential	198	198	71	4,753	4,753	1,002
Land and construction	5,001	4,400	550	6,862	5,428	853
Home Equity	—	—	—	—	—	—
Consumer	983	983	880	898	898	778

Total with an allowance recorded	16,122	14,435	5,797	22,208	20,328	6,060

Total	$26,036	$24,055	$5,797	$38,295	$31,313	$6,060

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

4) Loans (Continued)

        The following table presents interest recognized and cash-basis interest earned on impaired loans:

	Three Months Ended June 30, 2011
		Real Estate					Three Months Ended June 30, 2010 Total
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$13,146	$2,780	$7,306	$141	$938	$24,311	$58,491
Interest income during impairment	$—	$—	$—	$—	$—	$—	$19
Cash-basis interest earned	$—	$—	$—	$—	$—	$—	$26

	Six Months Ended June 30, 2011
		Real Estate					Six Months Ended June 30, 2010 Total
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$13,555	$4,248	$7,823	$94	$925	$26,645	$59,785
Interest income during impairment	$1	$—	$—	$1	$—	$2	$36
Cash-basis interest earned	$—	$—	$—	$1	$—	$1	$27

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	June 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$202	$9,806	$2,026
Nonaccrual loans—held-for-investment	21,607	47,263	28,821
Restructured and loans over 90 days past due and still accruing	2,448	2,516	2,492

Total	$24,257	$59,585	$33,339

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

4) Loans (Continued)

        The following table presents the nonperforming loans by class as of June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$10,690	$2,336	$13,026	$13,545	$829	$14,374
Real estate:
Commercial and residential	2,594	—	2,594	6,450	1,663	8,113
Land and construction	7,654	—	7,654	9,954	—	9,954
Home equity	—	—	—	—	—	—
Consumer	871	112	983	898	—	898

Total	$21,809	$2,448	$24,257	$30,847	$2,492	$33,339

        The following table presents the aging of past due loans as of June 30, 2011 by class of loans:

	June 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,912	$3,860	$5,921	$11,693	$346,534	$358,227
Real estate:
Commercial and residential	1,413	—	1,467	2,880	312,546	315,426
Land and construction	—	1,876	5,564	7,440	34,547	41,987
Home equity	282	—		282	52,339	52,621
Consumer	—	—	983	983	12,057	13,040

Total	$3,607	$5,736	$13,935	$23,278	$758,023	$781,301

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

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

        Past due loans totaled $23,278,000 and $38,049,000 at June 30, 2011 and December 31, 2010, respectively, of which $15,898,000 and $28,821,000 were on nonaccrual. At June 30, 2011, there were also $5,709,000 current loans included in nonaccrual loans held-for-investment. There were no current loans included in nonaccrual loans held-for-investment at December 31, 2010. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

4) Loans (Continued)

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

        Substandard-Nonaccrual.    Loans classified as substandard-nonaccrual are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. In addition, the Company no longer accrues interest on the loan because of the underlying weaknesses.

        Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at June 30, 2011 and December 31, 2010:

	June 30, 2011			December 31, 2010
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$324,910	$33,317	$358,227	$340,319	$38,093	$378,412
Real estate:
Commercial and residential	299,524	15,902	315,426	320,867	16,590	337,457
Land and construction	17,683	24,304	41,987	32,664	29,692	62,356
Home equity	51,689	932	52,621	50,757	2,940	53,697
Consumer	12,036	1,004	13,040	12,346	898	13,244

Total	$705,842	$75,459	$781,301	$756,953	$88,213	$845,166

5) Preferred Stock

Series A Preferred Stock

        On November 21, 2008, the Company issued 40,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40,000,000 with a liquidation preference of $1,000 per share. The Series A Preferred Stock carries a coupon of 5% for five years and 9% thereafter. In November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. As of June 30, 2011, the Company had accrued but had not

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

5) Preferred Stock (Continued)

paid approximately $3,816,000 in dividends on its Series A Preferred Stock. See Note 12 for a summary of subsequent events regarding the Series A Preferred Stock.

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

6) Income Taxes

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse. At June 30, 2011, the Company had a net deferred tax asset of approximately $24,501,000, compared to $27,361,000 at December 31, 2010. The deferred tax asset at June 30, 2011 and December 31, 2010 is net of a $3,700,000 partial valuation allowance.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

6) Income Taxes (Continued)

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

7) Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$236	$244	$472	$488
Interest cost	206	209	412	418
Amortization of prior service cost	9	9	18	18
Amortization of net actuarial loss	31	17	62	34

Net periodic benefit cost	$482	$479	$964	$958

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

June 30, 2011

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2011:
Available-for-sale securities:
Agency Mortgage-Backed Securities	$302,968	—	$302,968	—
I/O strip receivables	2,185	—	2,185	—
Assets at December 31, 2010:
Available-for-sale securities:
Agency Mortgage-Backed Securities	$232,165	—	$232,165	—
I/O strip receivables	2,140	—	2,140	—

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

June 30, 2011

(Unaudited)

8) Fair Value (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2011:
Impaired loans held-for-sale—other:
Real estate:
Land and construction	$202	—	$202	—

Impaired loans—held-for-investment:
Commercial	$7,015	—	—	$7,015
Real estate:
Commercial and residential	1,245	—	—	1,245
Land and construction	4,135	—	—	4,135
Consumer	104	—	—	104

	$12,499	—	—	$12,499

Other real estate owned	$248	—	—	$248
Assets at December 31, 2010:
Loans held-for-sale—other:
Real estate:
Commercial and residential	$929	—	$929	—
Land and construction	1,097	—	1,097	—

	$2,026	—	$2,026	—

Impaired loans—held-for-investment:
Commercial	$6,725	—	—	$6,725
Real estate:
Commercial and residential	5,982	—	—	5,982
Land and construction	8,005	—	—	8,005
Consumer	120	—	—	120

	$20,832	—	—	$20,832

Other real estate owned	$1,296	—	—	$1,296

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

8) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$18,296	$26,892
Book value of impaired loans held-for-investment carried at cost	5,759	4,421

Total impaired loans held-for-investment	$24,055	$31,313

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$18,296	$26,892
Specific valuation allowance	(5,797)	(6,060)

Impaired loans held-for-investment carried at fair value, net	$12,499	$20,832

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $24,055,000 at June 30, 2011, after partial charge-offs of $3,679,000 in the first six months of 2011. In addition, these loans had a specific valuation allowance of $5,797,000 at June 30, 2011. Impaired loans held-for-investment totaling $18,296,000 at June 30, 2011 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $5,759,000 of impaired loans were carried at cost at June 30, 2011, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first six months of 2011 on impaired loans held-for-investment carried at fair value at June 30, 2011 resulted in an additional provision for loan losses of $3,961,000.

        Total other real estate owned, consisting of three properties, had a fair value of $248,000 at June 30, 2011.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

8) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments for the periods indicated were as follows:

	June 30, 2011		December 31, 2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$88,262	$88,262	$72,177	$72,177
Securities available-for-sale	302,968	302,968	232,165	232,165
Loans (including loans held-for-sale), net	763,005	766,296	831,855	855,327
FHLB and FRB stock	9,917	N/A	9,174	N/A
Accrued interest receivable	3,372	3,372	3,215	3,215
Loan servicing rights and I/O strips receivables	3,021	5,424	3,055	5,340
Liabilities:
Time deposits	$260,354	$260,970	$287,344	$288,798
Other deposits	738,201	738,201	706,574	706,574
Securities sold under agreement to repurchase	—	—	5,000	5,018
Short-term borrowings	—	—	2,445	2,445
Subordinated debt	23,702	18,078	23,702	14,445
Accrued interest payable	256	256	2,810	2,810

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

June 30, 2011

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

9) Regulatory Matters

        The Federal Reserve Bank of San Francisco ("FRB") and the State of California Department of Financial Institutions ("DFI") issued a joint order terminating the regulatory written agreement ("Written Agreement") entered into on February 17, 2010, among the Company, HBC, the FRB and the DFI. Effective June 9, 2011, the Company and HBC are no longer subject to the terms and conditions of the Written Agreement.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

10) Equity Plan

        The Company granted 62,000 restricted shares of its common stock to eight officers pursuant to the terms of the restricted stock agreements, dated June 16, 2011, under the Amended and Restated 2004 Equity Plan. The grant price was $5.16. Under the terms of the agreements, the period of restriction, during which the Common Shares shall be subject to the Company's return right, shall lapse upon the later of the following (a) and (b) to occur: (a) on the date the Company has redeemed all of the issued and outstanding shares of the Company's Series A Fixed Rate Cumulative Perpetual Preferred Stock, or (b) upon the second anniversary of the grant date. However, upon the occurrence of a change in control, or the death or disability of the participant, the Company's return right will lapse immediately. The fair value of stock awards at the grant date was $319,920, which is being amortized over a two and half period on the straight-line method. Amortization expense related to the 62,000 shares was $4,800 in the second quarter of 2011. None of the shares were vested at June 30, 2011.

        The Company also granted 150,000 shares of incentive stock options to directors and employees in June 2011. The exercise price was $5.16 per share, and the options vest over four years. As of June 30, 2011, there was $431,000 of unrecognized compensation expense related to the 150,000 nonvested stock options granted in June 2011.

11) Comprehensive Income (Loss)

        Comprehensive income (loss) consists of other comprehensive income and net income (loss). Other comprehensive income refers to gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) because they have been recorded directly in equity under the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2011

(Unaudited)

11) Comprehensive Income (Loss) (Continued)

provisions of other accounting guidance. The following is a summary of the components of other comprehensive (loss) income:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income (loss)	$2,086	$(54,093)	$3,667	$(58,213)
Net unrealized holding gains (losses) on available-for-sale securities and I/O strips	4,243	2,968	3,876	3,186
Less: Deferred income tax	(1,782)	(1,247)	(1,628)	(1,338)

Change in unrealized gains (losses) on available-for-sale
securities and I/O strips, net of deferred income tax	2,461	1,721	2,248	1,848

Net pension and other post retirement plan liability adjustment	89	210	195	236
Less: Deferred income tax	(37)	(88)	(82)	(99)

Change in pension and other post retirement plan liability, net of deferred income tax	52	122	113	137

Other comprehensive income	2,513	1,843	2,361	1,985

Total comprehensive income (loss)	$4,599	$(52,250)	$6,028	$(56,228)

12) Subordinated Debt

        In November 2009, the Company announced that it was exercising its right to defer regularly scheduled interest payments on its $23,702,000 of junior subordinated notes relating to its trust preferred securities. From the time it deferred interest payments, the Company accrued the expense of each deferred interest payment at the normal rate on a compounded basis. On June 24, 2011, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated debt securities in the amount of $3,884,000, which includes all payments due through September 8, 2011. The cash payment of the deferred arrearage did not have any impact on the Company's earnings for the three and six months ended June 30, 2011.

13) Subsequent Events

        On July 28, 2011, the Board of Directors of the Company declared a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4,172,000. The dividend was paid on August 1, 2011. Of the aggregate dividend declared and paid, $3,500,000 is attributable to the dividend periods ending November 15, 2009 through May 15, 2011 and $172,000 is for interest on the deferred dividend payments. The balance of $500,000 is the dividend payable for the period ending August 15, 2011. As a result of the dividend payment, the Company is current with respect to dividends accrued and owed to the U.S. Treasury.

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

Recent Events

        The Federal Reserve Bank of San Francisco ("FRB") and the State of California Department of Financial Institutions ("DFI") issued a joint order terminating the regulatory written agreement ("Written Agreement") entered into on February 17, 2010, among the Company, HBC, the FRB and the DFI. Effective June 9, 2011, the Company and HBC are no longer be subject to the terms and conditions of the Written Agreement.

        On June 24, 2011, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated debt securities in the amount of $3.9 million, which includes all payments due through September 8, 2011. In November 2009, the Company announced that it was exercising its right to defer regularly scheduled interest payments on its $23.7 million of junior subordinated notes relating to its trust preferred securities. From the time it deferred interest payments, the Company accrued the expense of each deferred interest payment at the normal rate on a compounded basis. Therefore, the cash payment of the deferred arrearage did not have any impact on the Company's earnings for the three and six months ended June 30, 2011.

        On July 28, 2011, the Company's Board of Directors declared a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4.2 million. The dividend was paid on August 1, 2011. Of the aggregate dividend declared and paid, $3.5 million is attributable to the dividend periods ending November 15, 2009 through May 15, 2011 and $172,000 is for interest on the deferred dividend payments, that have been previously accrued. The balance of $500,000 is the dividend payable for the period ending August 15, 2011. As a result of the dividend payment, the Company is current with respect to dividends accrued and owed to the U.S. Treasury.

Performance Overview

        For the three months ended June 30, 2011, net income was $2.1 million. The net income allocable to common shareholders was $1.5 million, or $0.05 per common share for the three months ended June 30, 2011, which included a $955,000 provision for loan losses, and $604,000 in dividends and discount accretion on preferred stock. In the three months ended June 30, 2010, the net loss was ($54.1) million. The net loss allocable to common shareholders was ($55.1) million, or $(4.66) per common share for the three months ended June 30, 2010, which included a $43.2 million charge for impairment of goodwill, an $18.6 million provision for loan losses, a $3.7 million partial valuation allowance on the deferred tax asset and $1.0 million in dividends and discount accretion on preferred stock.

        For the six months ended June 30, 2011, net income was $3.7 million. The net income allocable to common shareholders was $2.5 million, or $0.08 per common share, which included a $1.7 million provision for loan losses, and $1.2 million in dividends and discount accretion on preferred stock. In the six months ended June 30, 2010, the net loss was ($58.2) million. The net loss allocable to common shareholders was ($59.8) million, or $(5.06) per common share, which included a $43.2 million charge for impairment of goodwill, a $23.7 million provision for loan losses, a $3.7 million partial valuation allowance on the deferred tax asset, and $1.6 million in dividends and discount accretion on preferred stock.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin increased 11 basis points to 3.95% for the second quarter of 2011, compared with 3.84% for the second quarter of 2010, and remained flat compared to the first quarter of 2011, due to a lower cost of deposits as a result of higher noninterest-bearing demand deposit balances and a lower level of nonaccrual loans. The Company's net interest margin increased to 3.95% for the six months ended June 30, 2011, compared to 3.83% for the first six months of 2010, as a result of maturing higher-cost wholesale funding and growth in noninterest-bearing deposits.

  •
  Net interest income was $11.5 million for the second quarter of 2011, compared to $11.4 million for the second quarter of 2010. Net interest income was $22.7 million for the first six months of 2011, compared to $22.8 million for the first six months of 2010. Net interest income was adversely impacted in 2011 by a decrease in loan balances, partially offset by an increase in investment securities.

  •
  The provision for loan losses was $955,000 for the second quarter of 2011, compared to $18.6 million for the second quarter of 2010. The provision for loan losses for the six months ended June 30, 2011 was $1.7 million, compared to $23.7 million for the first six months of 2010. The decrease in provision for loan losses in the 2011 compared to 2010 reflects a lower volume of classified assets and nonperforming loans, a decrease in loan charge-offs, and contraction of the loan portfolio.

  •
  Noninterest income increased 16% to $2.2 million in the second quarter of 2011 from $1.9 million in the second quarter of 2010, and increased 15% to $4.1 million in the first six months of 2011 from $3.6 million in the first six months of 2010, primarily due to a higher gain on sale of SBA loans.

  •
  Noninterest expense was $9.5 million for the second quarter of 2011, compared to $54.6 million in the second quarter of 2010, which included a $43.2 million impairment of goodwill. In the first six months of 2011, noninterest expense was $19.9 million, compared to $66.8 million in the first six months a year ago, which included a $43.2 million impairment of goodwill. Noninterest expense in the second quarter of 2011 declined 17% to $9.5 million, compared to $11.4 million in the second quarter of 2010, excluding the $43.2 million impairment of goodwill. Noninterest expense in the first six months of 2011 declined 16% to $19.9 million, compared to $23.6 million in the first six months of 2010, excluding the $43.2 million impairment of goodwill. The decrease in noninterest expense in the second quarter and first six months of 2011 was due to a decline in salaries and employee benefits expense, FDIC insurance premiums, professional fees related to problem loans and expenses related to OREO properties.

  •
  The efficiency ratio was 69.43% for the second quarter of 2011, compared to 85.46% for the second quarter of 2010, excluding the impairment of goodwill. The efficiency ratio for the six months of 2011 was 74.39%, compared to 89.42% for the six months of 2010, excluding the impairment of goodwill. The improvement was primarily due to lower noninterest expense as management continues to focus on controlling expenses and a higher gain on sales of SBA loans.

  •
  The income tax expense for the quarter ended June 30, 2011 was $1.1 million. The income tax benefit was ($5.8) million in the second quarter of 2010 which included $3.7 million of additional income tax expense to establish a partial valuation allowance on the Company's net deferred tax asset. The income tax expense for the first quarter of 2011 was $331,000. In the first six months of 2011, the income tax expense was $1.5 million, compared to a ($5.9) million income tax benefit in the first six months of 2010. The effective tax rate for the quarter ended June 30, 2011 was 35%, compared to -10% in the second quarter of 2010, and 17% in the first quarter of 2011. The increase in the effective tax rate in the second quarter of 2011 from second quarter of 2010 and the first quarter of 2011 was a result of the improvement in pre-tax income for the first six months of 2011. The effective tax rate for the six months ended June 30, 2011 was 28%, compared to -9% in the first six months of 2010. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, and tax credits related to investments in low income housing limited partnerships.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale increased 56% to $391.2 million at June 30, 2011, from $250.7 million at June 30, 2010, and increased 29% from $304.3 million at December 31, 2010.

  •
  Total loans, excluding loans held-for-sale, decreased $155.7 million, or 17%, to $782.1 million at June 30, 2011, compared to $937.8 million at June 30, 2010, and decreased $64.0 million, or 8%, from $846.0 million at December 31, 2010. Land and construction loans decreased $68.2 million, or 62%, to $42.0 million at June 30, 2011, compared to $110.2 million at June 30, 2010, and decreased $20.4 million, or 33%, from $62.4 million at December 31, 2010.

  •
  Classified assets decreased to $76.1 million at June 30, 2011, compared to $151.1 million at June 30, 2010, and $91.8 million at December 31, 2010.

  •
  The allowance for loan losses at June 30, 2011 was $23.2 million, or 2.96% of total loans compared to $26.8 million, or 2.85% of total loans at June 30, 2010. The allowance for loan losses at December 31, 2010, was $25.2 million, or 2.98% of total loans.

  •
  The allowance for loan losses to total nonperforming loans, increased to 95.5% at June 30, 2011, compared to 44.9% at June 30, 2010, and 75.6% at December 31, 2010.

  •
  The allowance for loan losses to total nonperforming loans, excluding nonaccrual loans held-for-sale, increased to 96.3% at June 30, 2011, compared to 53.7% at June 30, 2010, and 80.5% at December 31, 2010.

  •
  Nonperforming assets were $24.5 million, or 1.94% of total assets at June 30, 2011, compared to $60.1 million or 4.61% of total assets at June 30, 2010 and $34.6 million, or 2.78% of total assets at December 31, 2010.

  •
  Net loan charge-offs were $1.8 million in the second quarter of 2011, compared to $18.4 million in the second quarter of 2010, of which $13.9 million related to substandard and substandard-nonaccrual real estate loans transferred to the loans held-for-sale portfolio, and $4.5 million related to the remaining loan portfolio. Net loan charge-offs were $1.1 million for the fourth quarter of 2010.

  •
  Noninterest-bearing demand deposits increased 34% to $333.2 million at June 30, 2011, from $249.0 million at June 30, 2010, and increased 19% from $280.3 million at December 31, 2010.

  •
  Brokered deposits decreased 42% to $94.6 million at June 30, 2011, from $163.7 million at June 30, 2010, and decreased 4% from $98.5 million at December 31, 2010.

  •
  The ratio of noncore funding (which consists of time deposits—$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 18.20% at June 30, 2011, compared to 26.03% at June 30, 2010, and 20.96% at December 31, 2010.

  •
  The liquidity position improved with a loan to deposit ratio of 78.32% at June 30, 2011, compared to 90.39% at June 30, 2010, and 85.12% at December 31, 2010.

  •
  Capital ratios substantially exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at June 30, 2011. The leverage ratio at the holding company was 15.5%, with a Tier 1 risk-based capital ratio of 20.8%, and a total risk-based capital ratio of 22.0% at June 30, 2011. The leverage ratio for HBC was 13.6%, with a Tier 1 risk-based capital ratio of 18.2%, and a total risk-based capital ratio of 19.5% at June 30, 2011. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio.

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $94.6 million in brokered deposits at June 30, 2011, compared to $163.7 million at June 30, 2010, and $98.5 million at December 31, 2010. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators increased to $33.3 million at June 30, 2011, compared to $27.2 million at June 30, 2010, and $39.0 million at December 31, 2010. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations. Deposits at June 30, 2011 were $998.6 million, compared to $1.04 billion at June 30, 2010, and $993.9 million at December 31, 2010. Over the first six months of 2011, our reliance on noncore funding has improved with the ratio of noncore funding to total assets at 18.20% at June 30, 2011, compared to 20.96% at December 31, 2010.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $20.8 million at June 30, 2011, compared to $18.2 million at June 30, 2010, and $17.9 million at December 31, 2010.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At June 30, 2011, we had $88.3 million in cash and cash equivalents and approximately $260.2 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $250.0 million in unpledged securities available at June 30, 2011. Our loan to deposit ratio decreased to 78.32% at June 30, 2011, compared to 90.39% at June 30, 2010, and 85.12% at December 31, 2010, primarily due to a reduction in the loan portfolio.

Lending

        Our lending business originates primarily through our branch offices located in our primary market. The Company also has an additional SBA loan production office in Santa Rosa, California. The total loan portfolio remains well diversified with commercial loans accounting for 46% of the portfolio at June 30, 2011. Commercial and residential real estate loans accounted for 40% of the total loan portfolio at June 30, 2011, of which 52% were owner-occupied by businesses. We have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios has been reduced. Land and construction loans decreased $68.2 million to $42.0 million at June 30, 2011, compared to $110.2 million at June 30, 2010, and accounted for 5% of our total loan portfolio at June 30, 2011. Consumer and home equity loans accounted for the remaining 9% of total loans at June 30, 2011. The yield on the loan portfolio was 5.31% for the second quarter of 2011 and 5.30% for the first six months of 2011, compared to 5.09% and 5.06% for the respective periods in 2010. Loans, excluding loans held-for-sale, decreased 17% to $782.1 million at June 30, 2011, from $937.8 million a year ago, and decreased 8% from $846.0 million at December 31, 2010. The decline in gross loans in the first six months of 2011 was primarily due to diminished loan demand, loan payoffs exceeding draw downs of loan commitments and the result of efforts to reduce classified loans. Lower volume of loan originations can be attributed in part to lower demand for certain types of credit as well as more selectivity with respect to the types of loans the Company chooses to originate.

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

        The net interest margin expanded during the first six months of 2011, compared to the same period in 2010 primarily due to a lower cost of deposits as a result of higher noninterest-bearing demand deposit balances, along with a lower level of nonaccrual loans.

Management of Credit Risk

        We continue to proactively identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, circumstances can change at any time for loans included in the portfolio that may result in future losses, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate some of which could occur in an accelerated time frame. As a result, future additions to the allowance for loan losses may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as have resulted due to the current, and potentially worsening, economic conditions. Additionally, Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation.

        Further discussion of the management of credit risk appears under "Provision for Loan Losses" and "Allowance for Loan Losses."

Noninterest Income

        While net interest income remains the largest single component of total revenues, noninterest income is an important component.

        A significant percentage of the Company's noninterest income is associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Prior to February 15, 2011, the sale of SBA loans were subject to a warranty for a period of 90 days. In accordance with generally accepted accounting principles, the Company treated the SBA loans sold as secured borrowings during the warranty period. Effective February 15, 2011, the SBA no longer required a warranty period in loan sales agreements. Therefore, gains on loan sales completed after February 15, 2011 are recognized upon completion of the transaction.

        Other sources of noninterest income include loan servicing fees, service charges and fees, cash surrender value from company owned life insurance policies, and gains on the sale of securities.

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Over the last 12 months the Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Noninterest expense decreased $3.7 million in the first six months of 2011, compared to the first six months of 2010, excluding the impairment of goodwill, primarily due to lower salaries and benefits, FDIC deposit insurance premiums, professional fees related to problem loans, and expenses related to OREO properties.

Capital Management

        As part of its asset and liability management process, the Company continually assesses its capital position to take into consideration growth, expected earnings, risk profile and potential corporate activities that it may choose to pursue.

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

        Under the terms of the Capital Purchase Program with the U.S. Treasury, so long as our Series A Preferred Stock is outstanding, we are prohibited from increasing quarterly dividends on our common stock in excess of $0.08 per share, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury consent until the third anniversary of the U.S. Treasury investment or until the U.S. Treasury has transferred all of the Series A Preferred Stock it purchased under the Capital Purchase Program to third parties. As long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, and the Series C Preferred Stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. On November 6, 2009, we suspended dividend payments on our Series A Preferred Stock. On August 1, 2011, the Company paid a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4.2 million, of which $3.7 million had been previously accrued. As a result of the dividend payment, the Company is current with respect to dividends accrued and owed to the U.S. Treasury.

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

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock, Series A Preferred Stock, and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock, Series A Preferred Stock, and Series C Preferred Stock. Under the

terms of the subordinated debt, we may defer interest payments for up to five years. On November 6, 2009, we exercised our right to defer regularly scheduled interest payments on our $23.7 million of subordinated debt relating to our trust preferred securities. During the second quarter of 2011, the Company paid all the deferred interest payments on its outstanding trust preferred subordinated debt securities in the amount of $3.9 million that it had previously accrued.

        At June 30, 2011, HBC's total risk-based capital ratio was 19.5%, compared to the 10% regulatory requirement for well-capitalized banks under the regulatory framework for prompt corrective actions. HBC's Tier 1 risk-based capital ratio of 18.2% and leverage ratio of 13.6% at June 30, 2011 also exceeded regulatory guidelines for well-capitalized banks under the prompt corrective actions framework. On a consolidated basis, the Company has a total risk-based capital ratio of 22.0%, a Tier 1 risk-based capital ratio of 20.8%, and a leverage ratio of 15.5% at June 30, 2011.

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

Distribution, Rate and Yield

	For the Three Months Ended June 30, 2011			For the Three Months Ended June 30, 2010
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$806,839	$10,685	5.31%	$1,002,987	$12,737	5.09%
Securities	278,908	2,278	3.28%	149,254	1,458	3.92%
Federal funds sold and interest-bearing deposits in other financial institutions	77,937	52	0.27%	41,124	17	0.17%

Total interest earning assets	1,163,684	13,015	4.49%	1,193,365	14,212	4.78%

Cash and due from banks	20,932			20,821
Premises and equipment, net	8,160			8,825
Goodwill and other intangible assets	2,829			46,088
Other assets	70,542			63,828

Total assets	$1,266,147			$1,332,927

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$332,535			$258,902
Demand, interest-bearing	132,079	65	0.20%	150,565	83	0.22%
Savings and money market	280,870	259	0.37%	294,628	363	0.49%
Time deposits—under $100	32,194	61	0.76%	38,514	133	1.39%
Time deposits—$100 and over	121,929	342	1.13%	132,062	470	1.43%
Time deposits—CDARS	21,254	24	0.45%	18,849	48	1.02%
Time deposits—brokered	92,131	317	1.38%	177,184	1,060	2.40%

Total interest-bearing deposits	680,457	1,068	0.63%	811,802	2,157	1.07%

Total deposits	1,012,992	1,068	0.42%	1,070,704	2,157	0.81%
Subordinated debt	23,702	467	7.90%	23,702	468	7.92%
Securities sold under agreement to repurchase	—	—	N/A	20,000	113	2.27%
Short-term borrowings	1,005	8	3.29%	5,393	46	3.42%

Total interest-bearing liabilities	705,164	1,543	0.88%	860,897	2,784	1.30%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,037,699	1,543	0.60%	1,119,799	2,784	1.00%
Other liabilities	42,537			34,961

Total liabilities	1,080,236			1,154,760
Shareholders' equity	185,911			178,167

Total liabilities and shareholders' equity	$1,266,147			$1,332,927

Net interest income / margin		$11,472	3.95%		$11,428	3.84%

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

	For the Six Months Ended June 30, 2011			For the Six Months Ended June 30, 2010
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$825,206	$21,675	5.30%	$1,033,270	$25,911	5.06%
Securities	262,476	4,240	3.26%	138,191	2,621	3.82%
Federal funds sold and interest-bearing deposits in other financial institutions	69,228	86	0.25%	29,451	27	0.18%

Total interest earning assets	1,156,910	26,001	4.53%	1,200,912	28,559	4.80%

Cash and due from banks	20,742			21,002
Premises and equipment, net	8,244			8,891
Goodwill and other intangible assets	2,895			46,400
Other assets	68,499			66,196

Total assets	$1,257,290			$1,343,401

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$322,345			$256,671
Demand, interest-bearing	133,907	132	0.20%	149,966	169	0.23%
Savings and money market	274,346	526	0.39%	298,111	762	0.52%
Time deposits—under $100	32,698	132	0.81%	39,036	281	1.45%
Time deposits—$100 and over	127,856	761	1.20%	132,215	968	1.48%
Time deposits—CDARS	21,389	49	0.46%	19,110	101	1.07%
Time deposits—brokered	93,589	739	1.59%	177,301	2,240	2.55%

Total interest-bearing deposits	683,785	2,339	0.69%	815,739	4,521	1.12%

Total deposits	1,006,130	2,339	0.47%	1,072,410	4,521	0.85%
Subordinated debt	23,702	932	7.93%	23,702	934	7.95%
Securities sold under agreement to repurchase	1,436	24	3.37%	21,354	244	2.30%
Short-term borrowings	1,865	38	4.11%	13,064	63	0.97%

Total interest-bearing liabilities	710,788	3,333	0.95%	873,859	5,762	1.33%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,033,133	3,333	0.65%	1,130,530	5,762	1.03%
Other liabilities	39,966			36,882

Total liabilities	1,073,099			1,167,412
Shareholders' equity	184,191			175,989

Total liabilities and shareholders' equity	$1,257,290			$1,343,401

Net interest income / margin		$22,668	3.95%		$22,797	3.83%

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

	Three Months Ended June 30, 2011 vs. 2010 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(2,593)	$541	$(2,052)
Securities	1,057	(237)	820
Federal funds sold and interest-bearing deposits in other financial institutions	24	11	35

Total interest income from interest earnings assets	(1,512)	315	(1,197)

Expense on interest-bearing liabilities:
Demand, interest-bearing	(10)	(8)	(18)
Savings and money market	(13)	(91)	(104)
Time deposits—under $100	(12)	(60)	(72)
Time deposits—$100 and over	(30)	(98)	(128)
Time deposits—CDARS	3	(27)	(24)
Time deposits—brokered	(293)	(450)	(743)
Subordinated debt	—	(1)	(1)
Securities sold under agreement to repurchase	(113)	—	(113)
Short-term borrowings	(36)	(2)	(38)

Total interest expense on interest-bearing liabilities	(504)	(737)	(1,241)

Net interest income	$(1,008)	$1,052	$44

	Six Months Ended June 30, 2011 vs. 2010 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(5,482)	$1,246	$(4,236)
Securities	2,006	(387)	$1,619
Federal funds sold and interest-bearing deposits in other financial institutions	49	10	$59

Total interest income from interest earnings assets	(3,427)	869	(2,558)

Expense on interest-bearing liabilities:
Demand, interest-bearing	(17)	(20)	(37)
Savings and money market	(51)	(185)	(236)
Time deposits—under $100	(25)	(124)	(149)
Time deposits—$100 and over	(26)	(181)	(207)
Time deposits—CDARS	5	(57)	(52)
Time deposits—brokered	(659)	(842)	(1,501)
Subordinated debt	—	(2)	(2)
Securities sold under agreement to repurchase	(333)	113	(220)
Short-term borrowings	(228)	204	(25)

Total interest expense on interest-bearing liabilities	(1,334)	(1,095)	(2,429)

Net interest income	$(2,093)	$1,964	$(129)

        The Company's net interest margin expressed as a percentage of average earning assets increased to 3.95% for both the second quarter and six months ended June 30, 2011, compared to 3.84% and 3.83% for the respective periods in 2010. The increase in the net interest margin for the second quarter and first six months of 2011 was principally due to a lower cost of deposits as a result of higher noninterest-bearing demand deposit balances and a lower level of nonaccrual loans.

        Net interest income in the second quarter of 2011 remained relatively flat at $11.5 million, compared to $11.4 million in the second quarter of 2010. Net interest income in the first half of 2011 remained relatively flat at $22.7 million, compared to $22.8 million for the first half of 2010. Net interest income was adversely impacted by a decrease in loan balances, partially offset by an increase in investment securities.

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

        The Company had a provision for loan losses of $955,000 for the quarter ended June 30, 2011 and $1.7 million for the six months ended June 30, 2011. The Company had a provision for loan losses of $18.6 million for the quarter ended June 30, 2010 and $23.7 million for the six months ended June 30, 2010. During the second quarter of 2010, the Company identified $31.0 million of real estate loans classified as substandard or substandard-nonaccrual that it intended to sell in the third quarter of 2010. The loans were transferred to the held-for-sale portfolio and the Company recorded a $13.9 million of related loan charge-offs in the second quarter of 2010.

        The allowance for loan losses represented 2.96%, 2.85% and 2.98% of total loans at June 30, 2011, June 30, 2010, and December 31, 2010, respectively. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2011 versus 2010
	2011	2010	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	587	579	8	1%
Gain on sales of SBA loans	476	163	313	192%
Servicing income	435	425	10	2%
Increase in cash surrender value of life insurance	419	413	6	1%
Other	253	298	(45)	-15%

Total noninterest income	$2,170	$1,878	$292	16%

	For the Six Months Ended June 30,		Increase (decrease) 2011 versus 2010
	2011	2010	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	1,154	1,128	26	2%
Gain on sales of SBA loans	855	277	578	209%
Servicing income	846	846	—	0%
Increase in cash surrender value of life insurance	845	822	23	3%
Other	387	489	(102)	-21%

Total noninterest income	$4,087	$3,562	$525	15%

        The increase in noninterest income in the second quarter and first six months of 2011 compared to the same periods in 2010 was primarily attributable to the gain on sales of SBA loans, as a previously deferred gain of $192,000 from sales in the first quarter of 2011 was recognized in the second quarter of 2011. Other sources of noninterest income include loan servicing fees, service charges and fees, and cash surrender value from company owned life insurance policies.

        A significant percentage of the Company's noninterest income is associated with its SBA lending activity, consisting of gains on sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Prior to February 15, 2011, when the Company sold SBA loans to third parties, the loans were subject to a 90 day SBA warranty. In accordance with generally accepted accounting principles, the Company treated the SBA loans sold as secured borrowings during the warranty period. Effective February 15, 2011, the SBA no longer required a warranty period in loan sales agreements. Therefore, gains on loan sales completed after February 15, 2011 are recognized upon completion of the transaction. At June 30, 2011 there were no SBA loans that were transferred to third parties. During the first half of 2011, SBA loan sales resulted in an $855,000 gain, compared to a $277,000 gain on sale of SBA loans in the first half of 2010. The servicing assets that result from the sale of SBA loans, with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        The increase in cash surrender value of life insurance approximates a 3.91% after tax yield on the policies. To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2011 versus 2010
	2011	2010	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,111	$5,491	$(380)	-7%
Occupancy and equipment	1,031	983	48	5%
Professional fees	456	1,144	(688)	-60%
FDIC deposit insurance premiums	383	1,019	(636)	-62%
Software subscriptions	274	252	22	9%
Insurance expense	244	269	(25)	-9%
Data processing	198	219	(21)	-10%
Low income housing investment losses	40	133	(93)	-70%
Other real estate owned expense	127	69	58	84%
Impairment of goodwill	—	43,181	(43,181)	-100%
Other	1,608	1,792	(184)	-10%

Total noninterest expense	$9,472	$54,552	$(45,080)	-83%

	For the Six Months Ended June 30,		Increase (decrease) 2011 versus 2010
	2011	2010	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$10,504	$11,373	$(869)	-8%
Occupancy and equipment	2,069	1,942	127	7%
Professional fees	1,295	2,421	(1,126)	-47%
FDIC deposit insurance premiums	907	2,210	(1,303)	-59%
Software subscriptions	529	486	43	9%
Insurance expense	486	525	(39)	-7%
Data processing	419	430	(11)	-3%
Low income housing investment losses	202	358	(156)	-44%
Other real estate owned expense	147	488	(341)	-70%
Impairment of goodwill	—	43,181	(43,181)	-100%
Other	3,345	3,337	8	0%

Total noninterest expense	$19,903	$66,751	$(46,848)	-70%

        The following table indicates the percentage of noninterest expense in each category:

Noninterest Expense by Category

	For The Three Months Ended June 30,
	2011	Percent of Total	2010	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,111	54%	$5,491	10%
Occupancy and equipment	1,031	11%	983	2%
Professional fees	456	5%	1,144	2%
FDIC deposit insurance premiums	383	4%	1,019	2%
Software subscriptions	274	3%	252	1%
Insurance expense	244	3%	269	1%
Data processing	198	2%	219	0%
Low income housing investment losses	40	0%	133	0%
Other real estate owned expense	127	1%	69	0%
Impairment of goodwill	—	0%	43,181	79%
Other	1,608	17%	1,792	3%

Total noninterest expense	$9,472	100%	$54,552	100%

	For The Six Months Ended June 30,
	2011	Percent of Total	2010	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$10,504	53%	$11,373	17%
Occupancy and equipment	2,069	10%	1,942	3%
Professional fees	1,295	6%	2,421	4%
FDIC deposit insurance premiums	907	5%	2,210	3%
Software subscriptions	529	3%	486	1%
Insurance expense	486	2%	525	1%
Data processing	419	2%	430	0%
Low income housing investment losses	202	1%	358	0%
Other real estate owned expense	147	1%	488	1%
Impairment of goodwill	—	0%	43,181	65%
Other	3,345	17%	3,337	5%

Total noninterest expense	$19,903	100%	$66,751	100%

        Salaries and employee benefits decreased $380,000, or 7%, for the second quarter of 2011 from the same period in 2010, primarily due to a reduction in force implemented in the fourth quarter of 2010. Full-time equivalent employees were 187 and 205 at June 30, 2011 and 2010, respectively. Professional fees decreased $688,000, or 60%, for the second quarter of 2011 from the same period in 2010 primarily due to a decrease in legal fees related to loan workouts and litigation and decreased expenses for bank regulatory compliance. FDIC deposit insurance premiums decreased $636,000, or 62%, for the second quarter of 2011 compared to the same period in 2010, due to a decrease in the FDIC deposit assessment rate and lower deposit balances.

        Salaries and employee benefits decreased $869,000, or 8%, for the first six months of 2011 from the same period in 2010, primarily due to a reduction in force implemented in the fourth quarter of 2010. Professional fees decreased $1.1 million, or 47%, for the first six months of 2011 from the same period in 2010 primarily due to a decrease in legal fees related to loan workouts and litigation and decreased expenses for bank regulatory compliance. FDIC deposit insurance premiums decreased $1.3 million, or 59%, for the first six months of 2011 compared to the same period in 2010, due to a decrease in the FDIC deposit assessment rate and lower deposit balances. OREO expense decreased $341,000, or 70%, in the first six months of 2011, compared to the same period in 2010 due to a decrease in write-downs of OREO properties.

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

        The Company's Federal and state income tax expense for the quarter and six months ended 2011 was $1.1 million and $1.5 million, respectively. The income tax benefit was ($5.8) million and ($5.9)

million for the same periods in 2010. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Effective income tax rate	35.1%	-9.6%	28.5%	-9.2%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes and tax credits related to investments in low income housing limited partnerships.

        The Company has total investments of $4.5 million in low-income housing limited partnerships as of June 30, 2011. These investments have generated annual tax credits of approximately $1.0 million and $1.1 million in the years ended December 31, 2010 and 2009, respectively.

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse. At June 30, 2011, the Company had a net deferred tax asset of approximately $24.5 million, compared to $27.4 million at December 31, 2010. The deferred tax asset at June 30, 2011 and December 31, 2010 is net of a $3.7 million valuation allowance.

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

        In assessing the realization of deferred tax assets at June 30, 2011, the Company estimates that it has sufficient forecasted future taxable income and various tax planning strategies which could be implemented to generate taxable income in future periods, to support the balance of deferred tax assets net of the $3.7 million valuation allowance.

FINANCIAL CONDITION

        As of June 30, 2011, total assets decreased to $1.26 billion, compared to $1.30 billion at June 30, 2010, and increased from $1.25 billion at December 31, 2010. Total securities available-for-sale (at fair value) were $303.0 million at June 30, 2011, an increase of 113% from $142.2 million at June 30, 2010, and an increase of 30% from $232.2 million at December 31, 2010. The total loan portfolio, excluding loans held-for-sale, was $782.1 million at June 30, 2011, a decrease of 17% from $937.8 million at June 30, 2010, and a decrease of 8% from $846.0 million at December 31, 2010. Total deposits decreased 4% to $998.6 million at June 30, 2011, from $1.04 billion at June 30, 2010. Total deposits remained relatively flat when compared to $993.9 million at December 31, 2010. There were no securities sold under agreement to repurchase at June 30, 2011, compared to $20.0 million at June 30, 2010, and $5.0 million at December 31, 2010.

Securities Portfolio

        The following table reflects the estimated fair values for each category of securities at the dates indicated:

	June 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Government Sponsored Entities	$—	$2,002	$—
Agency Mortgage-Backed Securities	302,968	136,692	232,165
Collateralized Mortgage Obligations	—	3,518	—

Total	$302,968	$142,212	$232,165

        The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2011:

	Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency Mortgage-Backed Securities	$—	—	$57,713	3.21%	$211,260	3.27%	$33,995	3.83%	$302,968	3.32%

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

        In the second quarter of 2011, the securities portfolio increased by $160.8 million, or 113%, and increased to 24% of total assets at June 30, 2011 from 11% at June 30, 2010, and increased by $70.8 million, or 30%, from December 31, 2010. The Company increased its holding of mortgage-back securities to offset a portion of the contraction in the loan portfolio.

Loans

        The Company's loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 62% of total assets at June 30, 2011, as compared to 72% of total assets at June 30, 2010, and 68% of total assets at December 31, 2010. The ratio of loans to deposits decreased to 78.32% at June 30, 2011 from 90.39% at June 30, 2010 and 85.12% at December 31, 2010. Demand for loans has weakened within the Company's markets due to the current economic environment, and the Company has been more selective with respect to the types of loans the Company chooses to originate.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2011		June 30, 2010		December 31, 2010
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Commercial	$358,227	46%	$388,471	41%	$378,412	45%
Real estate:
Commercial and residential	315,426	40%	373,000	40%	337,457	40%
Land and construction	41,987	5%	110,194	12%	62,356	7%
Home equity	52,621	7%	52,419	6%	53,697	6%
Consumer	13,040	2%	12,837	1%	13,244	2%

Total loans	781,301	100%	936,921	100%	845,166	100%
Deferred loan costs	779	—	852	—	883	—

Loans, including deferred costs	782,080	100%	937,773	100%	846,049	100%

Allowance for loan losses	(23,167)		(26,753)		(25,204)

Loans, net	$758,913		$911,020		$820,845

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the balance in land development and construction and home equity and consumer loans. The decrease in the Company's loan portfolio in the second quarter of 2011 compared to the second and fourth quarters of 2010 is due to diminished loan demand, and loan payoffs exceeding draw downs of loan commitments. Outstanding loan balances to total loan commitments were 74% at June 30, 2011, and 76% at June 30, 2010 and 75% at December 31, 2010. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 52% of its gross loans were secured by real property at June 30, 2011, compared to 57% at June 30, 2010, and 54% at December 31, 2010. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the first six months of 2011, loans were sold resulting in a gain on sale of SBA loans of $855,000.

        As of June 30, 2011, commercial and residential real estate mortgage loans of $315.4 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at June 30, 2011 consist of $162.8 million, or 52%, of commercial owner occupied properties, $149.0 million, or 47%, of commercial investment properties, and $3.6 million, or 1% in residential properties. Properties securing the commercial real estate mortgage loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans decreased $68.2 million to $42.0 million, or 5% of total loans at June 30, 2011, from $110.2 million, or 12% of total loans at June 30, 2010, and decreased $20.4 million from $62.4 million, or 7% of total loans at December 31, 2010.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $30.8 million and $51.4 million at June 30, 2011, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of June 30, 2011. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2011, approximately 68% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$243,376	$33,852	$80,999	$358,227
Real estate:
Commercial and residential	87,951	190,333	37,142	315,426
Land and construction	40,683	1,304	—	41,987
Home equity	50,783	417	1,421	52,621
Consumer	12,043	997	—	13,040

Loans	$434,836	$226,903	$119,562	$781,301

Loans with variable interest rates	$393,123	$57,120	$80,035	$530,278
Loans with fixed interest rates	41,713	169,783	39,527	251,023

Loans	$434,836	$226,903	$119,562	$781,301

Loan Servicing

        As of June 30, 2011 and 2010, $172.1 million and $166.1 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Beginning of period balance	$869	$1,034	$915	$1,067
Additions	71	48	156	129
Amortization	(104)	(126)	(235)	(240)

End of period balance	$836	$956	$836	$956

        Loan servicing rights are included in accrued interest receivable and other assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2011 and 2010, as the fair market value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning of period balance	$2,193	$2,015	$2,140	$2,116
Amortization	(38)	(57)	(78)	(129)
Unrealized holding gain	30	102	123	73

End of period balance	$2,185	$2,060	$2,185	$2,060

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and OREO from foreclosures. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO was $248,000 at June 30, 2011, compared to $555,000 at June 30, 2010 and $1.3 million at December 31, 2010. At June, 2011, the $24.5 million of nonperforming assets included $1.2 million of SBA guaranteed loans.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	June 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$202	$9,806	$2,026
Nonaccrual loans—held-for-investment	21,607	47,263	28,821
Restructured and loans over 90 days past due and still accruing	2,448	2,516	2,492

Total nonperforming loans	24,257	59,585	33,339
Other real estate owned	248	555	1,296

Total nonperforming assets	$24,505	$60,140	$34,635

Nonperforming assets as a percentage of loans plus other real estate owned plus nonaccruals loans held-for-sale	3.13%	6.34%	4.08%
Nonperforming assets as a percentage of total assets	1.94%	4.61%	2.78%

        The following table provides nonaccrual loans by loan type as of June 30, 2011:

	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$10,690	$2,336	$13,026
Real estate:
Commercial and residential	2,594	—	2,594
Land and construction	7,654	—	7,654
Home equity	—	—	—
Consumer	871	112	983

Total	$21,809	$2,448	$24,257

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

When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral less costs to sell if the loan is collateral dependent, or on the present value of expected future cash flows or values that are observable in the secondary market. If the measure of the impaired loans is less than the investment in the loan, the deficiency will be charged off against the allowance for loan losses if the amount is a confirmed loss, or, alternatively, a specific allocation within the allowance will be established. Loans that are considered impaired are specifically excluded from the formula portion of the allowance for loan losses analysis.

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and OREO. The principal balance of classified assets, net of SBA guarantees of $1.5 million, was $76.1 million at June 30, 2011, $151.1 million at June 30, 2010, and $91.8 million at December 31, 2010. Included in the $76.1 million of classified assets at June 30, 2011, were $435,000 of loans held-for-sale. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses. Management of the level of classified assets will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

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

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

					Three Months Ended June 30, 2010 Total
	Three Months Ended June 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,594	$9,539	$876	$24,009	$26,527
Charge-offs	(1,681)	(601)	(8)	(2,290)	(18,681)
Recoveries	91	401	1	493	307

Net charge-offs	(1,590)	(200)	(7)	(1,797)	(18,374)
Provision for loan losses	1,988	(1,177)	144	955	18,600

Balance, end of period	$13,992	$8,162	$1,013	$23,167	$26,753

RATIOS:
Net charge-offs to average loans(1)	0.80%	0.10%	0.00%	0.90%	7.43%
Allowance for loan losses to total loans(1)	1.79%	1.04%	0.13%	2.96%	2.85%
Allowance for loan losses to nonperforming loans	57.68%	33.65%	4.18%	95.51%	44.90%

	Six Months Ended June 30, 2011
					Six Months Ended June 30, 2010 Total
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204	$28,768
Charge-offs	(2,800)	(1,596)	(8)	(4,404)	(26,383)
Recoveries	230	411	1	642	673

Net charge-offs	(2,570)	(1,185)	(7)	(3,762)	(25,710)
Provision for loan losses	2,610	(1,016)	131	1,725	23,695

Balance, end of period	$13,992	$8,162	$1,013	$23,167	$26,753

RATIOS:
Net charge-offs to average loans(1)	0.64%	0.29%	0.00%	0.93%	5.08%
Allowance for loan losses to total loans(1)	1.79%	1.04%	0.13%	2.96%	2.85%
Allowance for loan losses to nonperforming loans	57.68%	33.65%	4.18%	95.51%	44.90%

(1)
Average loans and total loans exclude loans held-for-sale.

        The Company's allowance for loan losses decreased $3.6 million at June 30, 2011 from June 30, 2010, and decreased $2.0 million from December 31, 2010. The decrease in the provision for loan losses at June 30, 2011 was primarily due to a lower volume of classified and nonperforming loans and lower total loans.

        Net loans charged-off reflects the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses. Net charge-offs were $3.8 million in the first six months of 2011, compared to net charge-offs of $25.7 million in the first six months of 2010, including $13.9 million of net charge-offs related to the real estate loans transferred to "held-for-sale". Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

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

Allocation of Loan Loss Allowance Table

	June 30,				December 31,
	2011		2010		2010
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$13,992	46%	$10,892	41%	$13,952	45%
Real estate:
Commercial and residential	4,508	40%	6,134	40%	5,500	40%
Land and construction	3,162	5%	7,961	12%	4,271	7%
Home equity	492	7%	901	6%	592	6%
Consumer	1,013	2%	865	1%	889	2%

Total	$23,167	100%	$26,753	100%	$25,204	100%

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2011		June 30, 2010		December 31, 2010
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand deposits, noninterest-bearing	$333,199	33%	$249,017	24%	$280,258	28%
Demand deposits, interest-bearing	128,464	13%	153,173	15%	153,917	16%
Savings and money market	276,538	28%	281,619	27%	272,399	27%
Time deposits—under $100	30,676	3%	38,201	3%	33,499	3%
Time deposits—$100 and over	114,208	11%	133,443	13%	137,514	14%
Time deposits—CDARS	20,839	2%	18,240	2%	17,864	2%
Time deposits—brokered	94,631	10%	163,732	16%	98,467	10%

Total deposits	$998,555	100%	$1,037,425	100%	$993,918	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. At June 30, 2011 and 2010, less than 1% of deposits were from public sources, respectively.

        Noninterest-bearing demand deposit accounts increased $84.2 million, or 34%, at June 30, 2011 from June 30, 2010, and increased $52.9 million, or 19%, from December 31, 2010. At June 30, 2011, brokered deposits decreased $69.1 million, or 42%, to $94.6 million, compared to $163.7 million at June 30, 2010, decreased $3.8 million, or 4%, from $98.5 million at December 31, 2010.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS and brokered deposits as of June 30, 2011:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$90,443	39%
Over three months through six months	38,245	17%
Over six months through twelve months	32,865	14%
Over twelve months	68,125	30%

Total	$229,678	100%

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

Return (Loss) on Equity and Assets

        The following table indicates the ratios for return (loss) on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Annualized return (loss) on average assets	0.66%	-16.28%	0.59%	-8.74%
Annualized return (loss) on average tangible assets	0.66%	-16.86%	0.59%	-9.05%
Annualized return (loss) on average equity	4.50%	-121.78%	4.01%	-66.70%
Annualized return (loss) on average tangible equity	4.57%	-164.27%	4.08%	-90.59%
Average equity to average assets ratio	14.68%	13.37%	14.65%	13.10%

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $273.2 million at June 30, 2011, as compared to $293.7 million at June 30, 2010 and $284.0 million at December 31, 2010. Unused commitments represented 35%, 31%, and 34% of outstanding gross loans at June 30, 2011 and 2010, and December 31, 2010, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	June 30,
					December 31, 2010
	2011		2010
	(Dollars in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit and commitments to make loans	$8,369	$247,040	$8,109	$267,154	$6,740	$256,575
Standby letters of credit	2,291	15,514	417	18,013	2,291	18,419

	$10,660	$262,554	$8,526	$285,167	$9,031	$274,994

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

        At June 30, 2011, the Company had loan contraction, including loans held-for-sale, of $181.0 million from June 30, 2010, and it has experienced an improvement in its liquidity position. One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio improved to 78.32% at June 30, 2011 compared to 90.39% at June 30, 2010, and 85.12% at December 31, 2010.

FHLB and FRB Borrowings & Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at June 30, 2011, June 30, 2010 and December 31, 2010. The Company had $195.7 million of loans pledged to the FHLB as collateral on an available line of credit of $106.3 million at June 30, 2011.

        The Company can also borrow from FRB's discount window. The Company had $205.9 million of loans pledged to the FRB as collateral on an available line of credit of $123.9 million at June 30, 2011, none of which was outstanding.

        At June 30, 2011, the Company had Federal funds purchase arrangements available of $30.0 million. There were no Federal funds purchased outstanding June 30, 2011, June 30, 2010, and December 31, 2010.

        The Company had no secured borrowings at June 30, 2011. The Company had a $4.0 million secured borrowing at June 30, 2010, and a $2.4 million secured borrowing at December 31, 2010. Secured borrowings represented the guaranteed portions of SBA 7a loans transferred to third parties subject to a SBA warranty for a period of 90 days. This required the Company to treat these loans as secured borrowings during the warranty period. Effective February 15, 2011, the SBA no longer required a warranty period in loan sales agreements.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to at June 30, 2011, compared to $20.0 million at June 30, 2010, and $5.0 million at December 31, 2010. Repurchase agreements are accounted for as collateralized financial transactions and were secured by mortgage-backed securities carried at an amortized cost of $21.0 million at June 30, 2010, and $6.3 million at December 31, 2010.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Average balance year-to-date	$1,436	$31,674	$23,888
Average interest rate year-to-date	3.37%	1.61%	1.78%
Maximum month-end balance during the quarter	$—	$30,708	$15,000
Average rate at period-end	N/A	2.27%	3.09%

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	June 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$194,001	$112,797	$185,775
Tier 2 Capital	11,825	83,295	11,988

Total risk-based capital	$205,826	$196,092	$197,763

Risk-weighted assets	$934,361	$1,050,949	$945,499
Average assets for capital purposes	$1,248,090	$1,304,239	$1,316,600
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	22.0%	18.7%	20.9%	10.00%	8.00%
Tier 1 risk-based capital	20.8%	10.7%	19.7%	6.00%	4.00%
Leverage(1)	15.5%	8.6%	14.1%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	June 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$170,524	$152,251	$159,192
Tier 2 Capital	11,843	13,310	11,993

Total risk-based capital	$182,367	$165,561	$171,185

Risk-weighted assets	$935,830	$1,050,908	$945,918
Average assets for capital purposes	$1,249,964	$1,303,879	$1,316,969
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	19.5%	15.8%	18.1%	10.00%	8.00%
Tier 1 risk-based capital	18.2%	14.5%	16.8%	6.00%	4.00%
Leverage(1)	13.6%	11.7%	12.1%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        At June 30, 2011 and 2010, and December 31, 2010, HCC's and HBC's capital met all minimum regulatory requirements. As of June 30, 2011, HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under the prompt corrective action provisions.

        At June 30, 2011, the Company had total shareholders' equity of $187.5 million, including $58.3 million in preferred stock, $130.8 million in common stock, $601,000 in retained earnings, and ($2.3) million of accumulated other comprehensive loss. The components of other comprehensive loss at June 30, 2011 include the following: an unrealized gain on available-for-sale securities of $477,000, an unrealized loss on split dollar insurance contracts of ($2.0) million, an unrealized loss on the supplemental executive retirement plan of ($2.0) million and an unrealized gain on interest-only strip from SBA loans of $1.3 million.

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

        In November 2009, the Company announced that it was exercising its right to defer interest payments on its outstanding trust preferred subordinated debt securities. During the second quarter of 2011, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated debt securities in the amount of $3.9 million, which includes all payments due through September 8, 2011.

U.S. Treasury Capital Purchase Program

        The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of its common stock to the Treasury through the U.S. Treasury Capital Purchase Program. The Series A Preferred Stock qualifies as a component of Tier 1 capital. In November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. On August 1, 2011, the Company paid a dividend on its Series A Preferred Stock held by the US Treasury in an aggregate amount of $4.2 million. As a result of the dividend payment, the Company is current in the dividends accrued and owed to the US Treasury.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2011. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$14,050	28.4%
+300	$10,424	21.1%
+200	$6,763	13.7%
+100	$3,174	6.4%
0	$—	0.0%
-100	$(3,950)	-8.0%
-200	$(9,020)	-18.2%

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2010. There are no changes to these policies as of June 30, 2011.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2011. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of June 30, 2011, the period covered by this report on Form 10-Q.

        During the six months ended June 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        As of June 30, 2011, the Company has deferred seven dividend payments on its Series A Preferred Stock totaling approximately $3.5 million. On July 28, 2011, the Company's Board of Directors declared a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4.2 million. The dividend was paid on August 1, 2011. Of the aggregate dividend declared and paid, $3.5 million is attributable to the dividend periods ending November 15, 2009 through May 15, 2011 and $172,000 is for interest on the deferred dividend payments, that have been previously accrued. The balance of $500,000 is the dividend payable for the period ending August 15, 2011. As a result of the dividend payment, the Company is current with respect to dividends accrued and owed to the U.S. Treasury.

ITEM 4—RESERVED

ITEM 5—OTHER INFORMATION

        None

ITEM 6—EXHIBITS

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed July 23, 2010).
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Registration Statement Form S-1 filed on July 23, 2010)
4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed November 26, 2008)
4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
4.3	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to the Registrant's Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
Date: August 8, 2011	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: August 8, 2011	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed July 23, 2010).
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Registration Statement Form S-1 filed on July 23, 2010)
4.1	Certificate of Determination for Fixed Rate Cumulative Perpetual Preferred Stock, Series A (incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K filed November 26, 2008)
4.2	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
4.3	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to the Registrant's Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith