Form 10-Q
period 2011-09-30
HERITAGE COMMERCE CORP
filed 2011-11-10
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

        The Registrant had 26,295,001 shares of Common Stock outstanding on October 28, 2011.

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

 Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2011	December 31, 2010
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$23,720	$7,692
Interest-bearing deposits in other financial institutions	52,058	64,485

Total cash and cash equivalents	75,778	72,177
Securities available-for-sale, at fair value	312,125	232,165
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	3,391	8,750
Loans held-for-sale—other, at lower of cost or fair value, including deferred costs	421	2,260
Loans, including deferred costs	776,684	846,049
Allowance for loan losses	(21,049)	(25,204)

Loans, net	755,635	820,845
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	9,921	9,174
Company owned life insurance	45,202	43,682
Premises and equipment, net	8,019	8,397
Intangible assets	2,622	3,014
Accrued interest receivable and other assets	39,586	45,905

Total assets	$1,252,700	$1,246,369

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$344,470	$280,258
Demand, interest-bearing	132,987	153,917
Savings and money market	274,489	272,399
Time deposits-under $100	30,858	33,499
Time deposits-$100 and over	119,429	137,514
Time deposits-CDARS	10,216	17,864
Time deposits-brokered	93,685	98,467

Total deposits	1,006,134	993,918
Securities sold under agreement to repurchase	—	5,000
Subordinated debt	23,702	23,702
Short-term borrowings	—	2,445
Accrued interest payable and other liabilities	25,801	39,152

Total liabilities	1,055,637	1,064,217
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series A fixed rate cumulative preferred stock, 40,000 shares issued and outstanding (liquidation preference of $40,250 at September 30, 2011 and $42,810 at December 31, 2010)	39,846	39,846
Discount on Series A preferred stock	(934)	(1,227)
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at September 30, 2011 and December 31, 2010 (liquidation preference of $21,004 at September 30, 2011 and December 31, 2010)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,295,001 shares issued and outstanding at September 30, 2011 and 26,233,001 shares issued and outstanding at December 31, 2010	131,015	130,531
Retained earnings / (Accumulated deficit)	4,886	(1,866)
Accumulated other comprehensive income (loss)	2,731	(4,651)

Total shareholders' equity	197,063	182,152

Total liabilities and shareholders' equity	$1,252,700	$1,246,369

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$10,530	$12,041	$32,205	$37,952
Securities	2,457	1,246	6,697	3,868
Interest-bearing deposits in other financial institutions	33	74	119	100

Total interest income	13,020	13,361	39,021	41,920

Interest expense:
Deposits	852	1,929	3,191	6,451
Subordinated debt	468	473	1,400	1,407
Repurchase agreements	—	97	24	341
Short-term borrowings	—	31	38	93

Total interest expense	1,320	2,530	4,653	8,292

Net interest income before provision for loan losses	11,700	10,831	34,368	33,628
Provision for loan losses	1,515	2,058	3,239	25,754

Net interest income after provision for loan losses	10,185	8,773	31,129	7,874

Noninterest income:
Service charges and fees on deposit accounts	605	536	1,759	1,664
Servicing income	434	442	1,280	1,288
Increase in cash surrender value of life insurance	426	428	1,270	1,249
Gain on sale of SBA loans	268	429	1,124	707
Gain on sale of securities	—	1,492	—	1,492
Loss on sale of other loans	—	(887)	—	(887)
Other	179	288	566	777

Total noninterest income	1,912	2,728	5,999	6,290

Noninterest expense:
Salaries and employee benefits	5,000	5,272	15,504	16,645
Occupancy and equipment	1,012	1,081	3,082	3,023
Professional fees	707	780	2,002	3,202
Low income housing investment losses	617	214	820	572
Software subscriptions	256	261	785	747
Data processing	234	188	653	619
Insurance expense	232	241	718	765
FDIC deposit insurance premiums	167	849	1,074	3,059
Other real estate owned expense	84	49	231	537
Write-down of loans held-for-sale	—	1,080	29	1,080
Impairment of goodwill	—	—	—	43,181
Other	1,500	1,233	4,814	4,568

Total noninterest expense	9,809	11,248	29,712	77,998

Income (loss) before income taxes	2,288	253	7,416	(63,834)
Income tax benefit	(2,529)	(398)	(1,068)	(6,272)

Net income (loss)	4,817	651	8,484	(57,562)
Dividends and discount accretion on preferred stock	(532)	(193)	(1,732)	(1,792)

Net income (loss) allocable to common shareholders	$4,285	$458	$6,752	$(59,354)

Earnings (loss) per common share:
Basic	$0.13	$0.01	$0.21	$(4.70)
Diluted	$0.13	$0.01	$0.21	$(4.70)

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Nine Months Ended September 30, 2011 and 2010
	Preferred Stock			Common Stock		Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/ (Loss)
								Total Shareholders' Equity	Comprehensive Income/ (Loss)
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2010	40,000	$39,846	$(1,598)	11,820,509	$80,222	$56,389	$(2,554)	$172,305
Net loss	—	—	—	—	—	(57,562)	—	(57,562)	$(57,562)
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	1,026	1,026	1,026
Net change in liability and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	—	202	202	202

Total comprehensive loss									$(56,334)

Issuance of Series B manditorily convertible cumulative perpetual preferred stock, net of issuance costs	53,996	50,228	—	—	—	—	—	50,228
Conversion of Series B manditorily convertible cumulative perpetual preferred stock into common stock	(53,996)	(50,228)	—	14,398,992	50,228	—	—	—
Issuance of Series C convertible perpetual preferred stock, net of issuance costs	21,004	19,538	—	—	—	—	—	19,538
Issuance of restricted stock awards	—	—	—	13,500	—	—	—	—
Amortization of restricted stock award, net of forfeitures and taxes	—	—	—	—	42	—	—	42
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,516)	—	(1,516)
Accretion of discount on Series A preferred stock	—	—	276	—	—	(276)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	837	—	—	837

Balance, September 30, 2010	61,004	$59,384	$(1,322)	26,233,001	$131,329	$(2,965)	$(1,326)	$185,100

Balance, January 1, 2011	61,004	$59,365	$(1,227)	26,233,001	$130,531	$(1,866)	$(4,651)	$182,152
Net income	—	—	—	—	—	8,484	—	8,484	$8,484
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	6,732	6,732	6,732
Net change in liability and other postretirement obligations, net of deferred income taxes	—	—	—	—	—	—	650	650	650

Total comprehensive income									$15,866

Issuance of restricted stock awards	—	—	—	62,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	27	—	—	27
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,439)	—	(1,439)
Accretion of discount on Series A preferred stock	—	—	293	—	—	(293)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	457	—	—	457

Balance, September 30, 2011	61,004	$59,365	$(934)	26,295,001	$131,015	$4,886	$2,731	$197,063

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,484	$(57,562)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization (accretion) of discounts and premiums on securities	920	(1,295)
Gain on sale of securities available-for-sale	—	(1,492)
Gain on sale of SBA loans	(1,124)	(707)
Proceeds from sale of SBA loans originated for sale	12,347	17,146
Net change in SBA loans originated for sale	(5,864)	(17,458)
Loss on sale of other loans	—	887
Write-downs on other loans held-for-sale	29	1,080
Provision for loan losses	3,239	25,754
Increase in cash surrender value of life insurance	(1,270)	(1,249)
Depreciation and amortization	579	600
Amortization of other intangible assets	392	431
(Gains) losses on sale of foreclosed assets, net	(67)	546
Stock option expense, net	457	837
Amortization of restricted stock awards, net	27	42
Goodwill impairment	—	43,181
Effect of changes in:
Accrued interest receivable and other assets	(173)	(2,963)
Accrued interest payable and other liabilities	(8,390)	(1,234)

Net cash provided by operating activities	9,586	6,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(95,841)	(41,434)
Maturities/paydowns/calls of securities available-for-sale	26,432	21,164
Proceeds from sale of securities available-for-sale	—	27,245
Net change in SBA loans previously transferred to held-for-sale	—	(320)
Net change in other loans transferred to held-for-sale	70	—
Net change in loans	59,719	128,960
Changes in Federal Home Loan Bank stock and other investments	(747)	(883)
Purchase of premises and equipment	(201)	(171)
Proceeds from sale of foreclosed assets	2,465	11,595
Proceeds from sale of SBA loans transferred to held-for-sale	—	1,768
Proceeds from sale of other loans transferred to held-for-sale	1,769	10,303
(Purchases) redemption of company owned life insurance	(250)	308

Net cash (used in) provided by investing activities	(6,584)	158,535

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	12,216	(24,167)
Issuance of preferred stock, net of offering costs	—	69,766
Payment of cash dividends—preferred stock	(4,172)	—
Net change in securities sold under agreement to repurchase	(5,000)	(10,000)
Net change in short-term borrowings	(2,445)	(15,685)

Net cash provided by financing activities	599	19,914

Net increase in cash and cash equivalents	3,601	184,993
Cash and cash equivalents, beginning of period	72,177	45,562

Cash and cash equivalents, end of period	$75,778	$230,555

Supplemental disclosures of cash flow information:
Interest paid	$7,054	$7,008
Income taxes paid	490	—
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$—	$4,123
Transfer from portfolio loans to loans held-for-sale	—	17,079
Transfer of loans held-for-sale to loan portfolio	—	2,367
Loans transferred to foreclosed assets	2,252	10,593
Conversion of Series B preferred stock to common stock	—	50,228

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

        The results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2011.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In July 2010, the FASB updated disclosure requirements with respect to the credit quality of financing receivables and the allowance for credit losses. According to the guidance there are two levels of detail at which credit information will be presented—the portfolio segment and class levels. The portfolio segment level is defined as the level where financing receivables are aggregated in developing a Company's systematic method for calculating its allowance for credit losses. The class level is the second level at which credit information will be presented and represents the categorization of

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

1) Basis of Presentation (Continued)

financing related receivables at a slightly less aggregated level than the portfolio segment level. Companies will now be required to provide the following disclosures as a result of this update: a rollforward of the allowance for credit losses at the portfolio segment level with the ending balances further categorized according to impairment method along with the balance reported in the related financing receivables at period end; additional disclosure of nonaccrual and impaired financing receivables by class as of period end; credit quality and past due/aging information by class as of period end; information surrounding the nature and extent of loan modifications and troubled-debt restructurings and their effect on the allowance for credit losses during the period; and detail of any significant purchases or sales of financing receivables during the period. The increased period-end disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of additional disclosures surrounding troubled-debt restructurings, which were deferred in December 2010 and became effective for periods ending on or after June 15, 2011. The increased disclosures for activity within a reporting period became effective for periods beginning on or after December 15, 2010. The provisions of this update expanded the Company's current disclosures with respect to credit quality in addition to the allowance for loan losses.

        In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor's evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the updated guidance clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor's ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The adoption of this guidance expanded the Company's current disclosures with respect to troubled debt restructurings.

Newly Issued But Not Yet Effective Accounting Standards

        In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with International Financial Reporting Standards ("IFRS"). The update prohibits continued presentation of Other Comprehensive Income in the statement of Stockholders' Equity. The update requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

2) Earnings Per Share

        Basic earnings (loss) per common share is computed by dividing net income (loss), less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. On June 21, 2010, the Company issued to various institutional investors 53,996 shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). Subject to the terms of the Series B Preferred Stock, the 53,996 shares of Series B Preferred Stock converted into 14,398,992 shares of common stock on September 16, 2010. The 21,004 shares of Series C Preferred Stock remain outstanding as of September 30, 2011, and are convertible into 5,601,000 shares of common stock. The Series B Preferred Stock and Series C Preferred Stock participate in the earnings of the Company and, therefore, the shares issued on the conversion of the Series B Preferred Stock and the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. The shares issued on the conversion of the Series B Preferred Stock and the Series C Preferred Stock are not considered outstanding for the nine months ended September 30, 2010 due to the net loss allocable to common shareholders for the period. Diluted earnings (loss) per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. Due to the Company's net loss allocable to common shareholders for the nine months ended September 30, 2010, all stock options and common stock warrants were excluded from the computation of diluted loss per average common share. A reconciliation of the weighted average shares used in computing basic and diluted earnings (loss) per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Weighted average common shares outstanding	26,295,001	14,230,212	26,257,112	12,623,743
Effect of convertible preferred stock	5,601,000	17,600,160	5,601,000	N/A

Shares used in computing basic earnings (loss) per common share	31,896,001	31,830,372	31,858,112	12,623,743
Dilutive effect of stock options oustanding, using the treasury stock method	2,274	—	4,443	N/A

Shares used in computing diluted earnings (loss) per common share	31,898,275	31,830,372	31,862,555	12,623,743

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

3) Securities

        The amortized cost and estimated fair value of securities at September 30, 2011 and December 31, 2010 were as follows:

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency Mortgage-Backed Securities	$303,588	$8,537	$—	$312,125

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency Mortgage-Backed Securities	$235,099	$1,079	$(4,013)	$232,165

        At September 30, 2011 and December 31, 2010, all agency mortgage backed securities were issued by the Federal National Mortgage Association ("Fannie Mae") the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or the Government National Mortgage Association ("Ginnie Mae"), and there were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

        There were no securities with unrealized losses at September 30, 2011. At December 31, 2010, the Company held 106 securities, of which 54 had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2010.

        The amortized cost and estimated fair values of securities as of September 30, 2011, by weighted average life, are shown below. The weighted average life will differ from contractual maturities because borrowers may have the right to call or pre-pay obligations with or without call or pre-payment penalties.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$—	$—
Due after one through five years	141,014	144,827
Due after five through ten years	144,858	148,853
Due after ten years	17,716	18,445

Total	$303,588	$312,125

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

4) Loans

        Loans were as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Loans held-for-sale:
Loans held-for-sale—SBA	$3,391	$8,750
Loans held-for-sale—other	421	2,260

Total loans held-for-sale	$3,812	$11,010

Loans held-for-investment:
Commercial	$365,532	$378,412
Real estate:
Commercial and residential	310,722	337,457
Land and construction	36,357	62,356
Home equity	51,668	53,697
Consumer	11,829	13,244

Loans	776,108	845,166
Deferred loan origination costs and fees, net	576	883

Loans, including deferred costs	776,684	846,049
Allowance for loan losses	(21,049)	(25,204)

Loans, net	$755,635	$820,845

        Prior to February 15, 2011, SBA loans that were sold were subject to a warranty for a period of 90 days. In accordance with generally accepted accounting principles, the Company treated sold SBA loans as secured borrowings during the warranty period. The secured borrowings were classified as "short-term borrowings" on the unaudited consolidated balance sheets. At December 31, 2010, the balance of loans held-for-sale included $2,445,000 of SBA loans that were transferred to third parties, with associated deferred gains of $192,000, which are included in other liabilities on the consolidated balance sheets. Effective February 15, 2011, the SBA no longer required a warranty period in loan sales agreements. Therefore, gains on loan sales completed after February 15, 2011 are recognized upon completion of the transaction, thus there are no short-term borrowings or deferred gains associated with the SBA loans held-for-sale at September 30, 2011.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

4) Loans (Continued)

        Changes in the allowance for loan losses were as follows:

					Three Months Ended September 30, 2010 Total
	Three Months Ended September 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,992	$8,162	$1,013	$23,167	$26,753
Charge-offs	(3,042)	(901)	—	(3,943)	(3,963)
Recoveries	283	25	2	310	442

Net (charge-offs)/recoveries	(2,759)	(876)	2	(3,633)	(3,521)
Provision/(credit) for loan losses	1,809	554	(848)	1,515	2,058

Balance, end of period	$13,042	$7,840	$167	$21,049	$25,290

					Nine Months Ended September 30, 2010 Total
	Nine Months Ended September 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204	$28,768
Charge-offs	(5,841)	(2,497)	(8)	(8,346)	(30,347)
Recoveries	513	436	3	952	1,115

Net charge-offs	(5,328)	(2,061)	(5)	(7,394)	(29,232)
Provision for loan losses	4,418	(462)	(717)	3,239	25,754

Balance, end of period	$13,042	$7,840	$167	$21,049	$25,290

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

4) Loans (Continued)

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as of September 30, 2011 and December 31, 2010:

	September 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,384	$623	$46	$3,053
Collectively evaluated for impairment	10,658	7,217	121	17,996

Total ending allowance balance	$13,042	$7,840	$167	$21,049

Loans:
Individually evaluated for impairment	$10,442	$8,016	$617	$19,075
Collectively evaluated for impairment	355,090	390,731	11,212	757,033

Total ending loan balance	$365,532	$398,747	$11,829	$776,108

	December 31, 2010
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,427	$1,855	$778	$6,060
Collectively evaluated for impairment	10,525	8,508	111	19,144

Total ending allowance balance	$13,952	$10,363	$889	$25,204

Loans:
Individually evaluated for impairment	$14,374	$16,041	$898	$31,313
Collectively evaluated for impairment	364,038	437,469	12,346	813,853

Total ending loan balance	$378,412	$453,510	$13,244	$845,166

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

4) Loans (Continued)

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	September 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$4,270	$3,580	$—	$5,557	$5,125	$—
Real estate:
Commercial and residential	1,297	1,297	—	4,392	2,431	—
Land and construction	4,962	4,434	—	6,138	3,429	—
Consumer	161	161	—	—	—	—

Total with no related allowance recorded	10,690	9,472	—	16,087	10,985	—
With an allowance recorded:
Commercial	7,361	6,862	2,384	9,695	9,249	3,427
Real estate:
Commercial and residential	85	85	14	4,753	4,753	1,002
Land and construction	3,429	2,200	609	6,862	5,428	853
Home Equity	—	—	—	—	—	—
Consumer	456	456	46	898	898	778

Total with an allowance recorded	11,331	9,603	3,053	22,208	20,328	6,060

Total	$22,021	$19,075	$3,053	$38,295	$31,313	$6,060

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

4) Loans (Continued)

        The following table presents interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

	Three Months Ended September 30, 2011
		Real Estate					Three Months Ended September 30, 2010 Total
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$11,740	$1,297	$4,411	$3,317	$800	$21,565	$47,111
Interest income during impairment	$—	$—	$—	$—	$2	$2	$1
Cash-basis interest earned	$—	$—	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2011
		Real Estate					Nine Months Ended September 30, 2010 Total
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$12,777	$3,186	$6,213	$1,729	$848	$24,753	$55,950
Interest income during impairment	$2	$—	$—	$1	$2	$5	$41
Cash-basis interest earned	$—	$—	$—	$1	$—	$1	$27

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	September 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$191	$4,552	$2,026
Nonaccrual loans—held-for-investment	16,419	41,757	28,821
Restructured and loans over 90 days past due and still accruing	2,656	2,687	2,492

Total	$19,266	$48,996	$33,339

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

4) Loans (Continued)

        The following table presents the nonperforming loans by class as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$8,487	$2,206	$10,693	$13,545	$829	$14,374
Real estate:
Commercial and residential	1,285	—	1,285	6,450	1,663	8,113
Land and construction	6,831	—	6,831	9,954	—	9,954
Home equity	—	—	—	—	—	—
Consumer	7	450	457	898	—	898

Total	$16,610	$2,656	$19,266	$30,847	$2,492	$33,339

        The following table presents the aging of past due loans as of September 30, 2011 by class of loans:

	September 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,976	$2,950	$4,126	$9,052	$356,480	$365,532
Real estate:
Commercial and residential	1,065	—	—	1,065	309,657	310,722
Land and construction	—	—	5,761	5,761	30,596	36,357
Home equity	400	—	—	400	51,268	51,668
Consumer	—	—	456	456	11,373	11,829

Total	$3,441	$2,950	$10,343	$16,734	$759,374	$776,108

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

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

        Past due loans 30 days or greater totaled $16,734,000 and $38,049,000 at September 30, 2011 and December 31, 2010, respectively, of which $10,045,000 and $28,821,000 were on nonaccrual. At September 30, 2011, there were also $6,374,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. There were no current loans included in nonaccrual loans held-for-investment at December 31, 2010. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

September 30, 2011

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

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$336,855	$28,677	$365,532	$340,319	$38,093	$378,412
Real estate:
Commercial and residential	291,686	19,036	310,722	320,867	16,590	337,457
Land and construction	14,165	22,192	36,357	32,664	29,692	62,356
Home equity	51,019	649	51,668	50,757	2,940	53,697
Consumer	11,647	182	11,829	12,346	898	13,244

Total	$705,372	$70,736	$776,108	$756,953	$88,213	$845,166

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        During the three months and nine months ended September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or more combination of the following: a reduction of the stated interest rate of the loan; an extension of maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

4) Loans (Continued)

        As a result of adopting the amended guidance in determining whether a restructuring is a troubled debt restructuring, the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings. The Company did not identify any loans as troubled debt restructurings for which the allowance for loan losses had previously been measured under a general allowance for loan losses methodology.

        The book balance of troubled debt restructurings at September 30, 2011 was $5,651,000, which included $3,445,000 of nonaccrual loans and $2,206,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2010 was $7,924,000, which included $5,432,000 of nonaccrual loans and $2,492,000 of accruing loans. Approximately $301,000 and $1,134,000 in specific reserves were established with respect to these loans as of September 30, 2011 and December 31, 2010. As of September 30, 2011 and December 31, 2010, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        The following table presents loans by class modified as troubled debt restructurings during the three month period ended September 30, 2011:

	During the Three Months Ended September 30, 2011
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	6	$1,557	$1,370

        The troubled debt restructurings described above increased the allowance for loan losses by $144,000 through the allocation of specific reserves, and resulted in net charge-offs of $174,000 during the three month period ended September 30, 2011.

        The following table presents loans by class modified as troubled debt restructurings during the nine month period ended September 30, 2011:

	During the Nine Months Ended September 30, 2011
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	7	$2,249	$2,057

        The troubled debt restructurings described above increased the allowance for loan losses by $158,000 through the allocation of specific reserves, and resulted in net charge-offs of $174,000 during the nine months period ended September 30, 2011.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three month and nine month periods ended September 30, 2011.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

5) Preferred Stock

Series A Preferred Stock

        On November 21, 2008, the Company issued 40,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40,000,000 with a liquidation preference of $1,000 per share. The Series A Preferred Stock carries a coupon of 5% for five years and 9% thereafter. In November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. On July 28, 2011, the Board of Directors of the Company declared a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4,172,000. The dividend was paid on August 1, 2011. Of the aggregate dividend declared and paid, $3,500,000 was attributable to the dividend periods ending November 15, 2009 through May 15, 2011 and $172,000 was for interest on the deferred dividend payments. The balance of $500,000 was the dividend payable for the period ending August 15, 2011. As a result of the dividend payment, the Company is current with respect to dividends accrued and owed to the U.S. Treasury.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

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

        The Company had net deferred tax assets of $27,361,000, net of a $3,700,000 partial valuation allowance, as of December 31, 2010. In analyzing the deferred tax assets as of September 30, 2011, based on the factors above, the Company estimated it was more likely than not that the Company will realize approximately $21,134,000 of the benefits of the deductible differences, and therefore, a $700,000 partial valuation allowance for deferred tax assets was recorded as of September 30, 2011. The income tax benefit of $2,529,000 for the third quarter of 2011, and $1,068,000 for the nine months ended September 30, 2011, are net of the $3,000,000 reduction in the partial valuation allowance from $3,700,000 as of December 31, 2010 to $700,000 as of September 30, 2011.

7) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$236	$244	$708	$732
Interest cost	206	209	618	627
Amortization of prior service cost	9	9	27	27
Amortization of net actuarial loss	31	17	93	51

Net periodic benefit cost	$482	$479	$1,446	$1,437

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

7) Benefit Plans (Continued)

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. During the third quarter of 2011, participants in the split-dollar life insurance benefit plan agreed to amend their agreements. As a result of the amended agreements, the benefit plan liability was reduced from $6,361,000 as of December 31, 2010 to $3,642,000 as of September 30, 2011.

        The following table sets forth the funded status of the split-dollar life insurance benefits for the nine months ended September 30, 2011 and the twelve months ended December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$6,361	$6,957
Interest cost	254	392
Actuarial gain	—	(833)
Benefits paid	—	(155)
Amendments to split dollar agreements	(2,973)	—

Projected benefit obligation at end of period	$3,642	$6,361

        Amounts recognized in accumulated other comprehensive loss at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Net actuarial gain	$(407)	$(407)
Prior transition obligation	1,939	4,049

Accumulated other comprehensive loss	$1,532	$3,642

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

September 30, 2011

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2011:
Available-for-sale securities:
Agency Mortgage-Backed Securities	$312,125	—	$312,125	—
I/O strip receivables	2,180	—	2,180	—
Assets at December 31, 2010:
Available-for-sale securities:
Agency Mortgage-Backed Securities	$232,165	—	$232,165	—
I/O strip receivables	2,140	—	2,140	—

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

September 30, 2011

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
	(Dollars in thousands)
Assets at September 30, 2011:
Impaired loans held-for-sale—other:
Real estate:
Land and construction	$191	—	$191	—

Impaired loans—held-for-investment:
Commercial	$5,993	—	—	$5,993
Real estate:
Commercial and residential	967	—	—	967
Land and construction	3,277	—	—	3,277
Consumer	410	—	—	410

	$10,647	—	—	$10,647

Other real estate owned	$1,229	—	—	$1,229
Assets at December 31, 2010:
Impaired loans held-for-sale—other:
Real estate:
Commercial and residential	$929	—	$929	—
Land and construction	1,097	—	1,097	—

	$2,026	—	$2,026	—

Impaired loans—held-for-investment:
Commercial	$6,725	—	—	$6,725
Real estate:
Commercial and residential	5,982	—	—	5,982
Land and construction	8,005	—	—	8,005
Consumer	120	—	—	120

	$20,832	—	—	$20,832

Other real estate owned	$1,296	—	—	$1,296

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

8) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$13,700	$26,892
Book value of impaired loans held-for-investment carried at cost	5,375	4,421

Total impaired loans held-for-investment	$19,075	$31,313

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$13,700	$26,892
Specific valuation allowance	(3,053)	(6,060)

Impaired loans held-for-investment carried at fair value, net	$10,647	$20,832

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $19,075,000 at September 30, 2011, after partial charge-offs of $2,946,000 in the first nine months of 2011. In addition, these loans had a specific valuation allowance of $3,053,000 at September 30, 2011. Impaired loans held-for-investment totaling $13,700,000 at September 30, 2011 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $5,375,000 of impaired loans were carried at cost at September 30, 2011, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first nine months of 2011 on impaired loans held-for-investment carried at fair value at September 30, 2011 resulted in an additional provision for loan losses of $2,725,000.

        Total other real estate owned, consisting of two properties, had a fair value of $1,229,000 at September 30, 2011.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

8) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments for the periods indicated were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$23,720	$23,720	$72,177	$72,177
Securities available-for-sale	312,125	312,125	232,165	232,165
Loans (including loans held-for-sale), net	759,447	761,555	831,855	855,327
FHLB and FRB stock	9,921	N/A	9,174	N/A
Accrued interest receivable	3,297	3,297	3,215	3,215
Loan servicing rights and I/O strips receivables	2,989	5,479	3,055	5,340
Liabilities:
Time deposits	$254,188	$255,082	$287,344	$288,798
Other deposits	751,946	751,946	706,574	706,574
Securities sold under agreement to repurchase	—	—	5,000	5,018
Short-term borrowings	—	—	2,445	2,445
Subordinated debt	23,702	15,465	23,702	14,445
Accrued interest payable	409	409	2,810	2,810

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

September 30, 2011

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

9) Regulatory Matters

        In 2011, the Federal Reserve Bank of San Francisco ("FRB") and the State of California Department of Financial Institutions ("DFI") issued a joint order terminating the regulatory written agreement ("Written Agreement") entered into on February 17, 2010, among the Company, HBC, the FRB and the DFI. Effective June 9, 2011, the Company and HBC are no longer subject to the terms and conditions of the Written Agreement.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

10) Equity Plan

        The Company granted 62,000 restricted shares of its common stock, at a grant price of $5.16, to eight officers pursuant to the terms of the restricted stock agreements, dated June 16, 2011, under the Amended and Restated 2004 Equity Plan. Under the terms of the agreements, the common stock is subject to risk of forfeiture until the common stock has vested. The common stock will vest upon the later of: (a) the date the Company has redeemed all of the issued and outstanding shares of the Company's Series A Fixed Rate Cumulative Perpetual Preferred Stock, or (b) upon the second anniversary of the grant date. However, upon the occurrence of a change in control, or the death or disability of the participant, the common stock will vest immediately. The fair value of stock awards at the grant date was $319,920, which is being amortized over a two year period on the straight-line method. Amortization expense related to the 62,000 shares was $46,000 for the nine months ended September 30, 2011. None of the shares were vested at September 30, 2011.

        The Company also granted 150,000 shares of unqualified stock options to directors and employees in June 2011. The exercise price was $5.16 per share, and the options vest over four years. Stock option expense related to the 150,000 shares was $33,000 for the nine months ended September 30, 2011. As of September 30, 2011, there was $402,000 of unrecognized compensation expense related to the 150,000 nonvested stock options granted in June 2011.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Net income (loss)	$4,817	$651	$8,484	$(57,562)
Net unrealized holding gains on available-for-sale securities and I/O strips	7,733	1,417	11,607	1,769
Less: Deferred income tax	(3,248)	(595)	(4,875)	(743)

Change in unrealized gains on available-for-sale securities and I/O strips, net of deferred income tax	4,485	822	6,732	1,026

Net pension and other post retirement plan liability adjustment	2,034	112	2,229	348
Less: Deferred income tax	(1,498)	(47)	(1,579)	(146)

Change in pension and other post retirement plan liability, net of deferred income tax	536	65	650	202

Other comprehensive income	5,021	887	7,382	1,228

Total comprehensive income (loss)	$9,838	$1,538	$15,866	$(56,334)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2011

(Unaudited)

12) Subordinated Debt

        In November 2009, the Company announced that it was exercising its right to defer regularly scheduled interest payments on its $23,702,000 of junior subordinated notes relating to its trust preferred securities. From the time it deferred interest payments, the Company accrued the expense of each deferred interest payment at the normal rate on a compounded basis. On June 24, 2011, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated debt securities in the amount of $3,884,000, which includes all payments due through September 8, 2011. As a result of the interest payment, the Company is current with respect to interest accrued on trust preferred subordinated debt securities.

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

Performance Overview

        For the three months ended September 30, 2011, net income was $4.8 million. The net income allocable to common shareholders was $4.3 million, or $0.13 per common share for the three months ended September 30, 2011, which included a $1.5 million provision for loan losses and a $3.0 million reduction of the partial valuation allowance for deferred tax assets. For the three months ended September 30, 2010, net income was $651,000. The net income allocable to common shareholders was $458,000 or $0.01 per average diluted common share for the three months ended September 30, 2010, which included a $2.1 million provision for loan losses, a $1.1 million write-down of loans held-for-sale, and an $887,000 loss on the sale of other loans, partially offset by a $1.5 million gain on sale of securities.

        For the nine months ended September 30, 2011, net income was $8.5 million. The net income allocable to common shareholders was $6.8 million, or $0.21 per common share, which included a $3.2 million provision for loan losses and a $3.0 million reduction of its partial valuation allowance for deferred tax assets. For the nine months ended September 30, 2010, the net loss was $57.6 million. The net loss allocable to common shareholders was $59.4 million, or $(4.70) per average diluted common share, which included a $43.2 million charge for impairment of goodwill, a $25.8 million provision for loan losses, and $3.7 million expense to establish a partial valuation allowance on the deferred tax assets.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin increased 49 basis points to 4.01% for the third quarter of 2011, compared with 3.52% for the third quarter of 2010, and increased 6 basis points from 3.95% for the second quarter of 2011, principally due to a higher yield on loans, a lower level of interest-bearing deposits in other institutions, a lower cost of deposits as a result of higher noninterest-bearing demand deposit balances, and a lower level of nonaccrual loans. The Company's net interest margin increased to 3.97% for the nine months ended September 30, 2011, compared to 3.72% for the nine months ended September 30, 2010, primarily as a result of a higher yield on loans, a lower level of interest-bearing deposits in other institutions, a lower cost of deposits as a result of higher noninterest-bearing demand deposit balances, and a lower level of nonaccrual loans as credit quality improved.

  •
  Net interest income was $11.7 million for the third quarter of 2011, compared to $10.8 million for the third quarter of 2010. Net interest income was $34.4 million for the nine months ended September 30, 2011, compared to $33.6 million for the nine months ended September 30, 2010. The increase in net interest income in 2011 compared to the same periods in 2010 was primarily due to an increase in the average balance of investment securities and lower interest expense on deposits, partially offset by a decrease in average loans.

  •
  The provision for loan losses was $1.5 million for the third quarter of 2011, compared to $2.1 million for the third quarter of 2010. The provision for loan losses for the nine months ended September 30, 2011 was $3.2 million, compared to $25.8 million for the nine months ended September 30, 2010. The decrease in 2011 compared to 2010 reflects a lower volume of classified assets and nonperforming loans, and contraction of the loan portfolio.

  •
  Noninterest income decreased 30% to $1.9 million for the third quarter of 2011 from $2.7 million for the third quarter of 2010, and decreased 5% to $6.0 million for the nine months ended September 30, 2011 from $6.3 million for the nine months ended September 30, 2010, primarily due to a $1.5 million gain on the sale of securities, which was partially offset by an $887,000 loss on sale of other loans in the third quarter of 2010.

  •
  Noninterest expense was $9.8 million for the third quarter of 2011, compared to $11.2 million for the third quarter of 2010. For the nine months ended September 30, 2011, noninterest expense was $29.7 million, compared to $34.8 million for the nine months ended September 30, 2010, excluding a $43.2 million impairment of goodwill. The decrease in noninterest expense in the third quarter and nine months ended September 30, 2011 was due to a decline in salaries and employee benefits expense, FDIC insurance premiums and professional fees. This was partially offset by an increase in investment losses on the Company's low income housing investments in the third quarter and nine months ended September 30, 2011.

  •
  The efficiency ratio was 72.06% for the third quarter of 2011, compared to 82.96% for the third quarter of 2010, excluding the impairment of goodwill. The efficiency ratio for the nine months ended September 30, 2011 was 73.60%, compared to 87.22% for the nine months ended September 30, 2010, excluding the impairment of goodwill. The improvement was primarily due to lower noninterest expense as management continues to focus on controlling expenses and higher net interest income.

  •
  The income tax benefit for the quarter ended September 30, 2011 was $2.5 million, compared to an income tax benefit of $398,000 in the third quarter of 2010. For the nine months ended September 30, 2011, the income tax benefit was $1.1 million, compared to an income tax benefit of $6.3 million in the nine months September 30, 2010. The income tax benefit for the third quarter and for the nine months ended September 30, 2011 included the $3.0 million reversal of the partial valuation allowance for deferred tax assets. The difference in the effective tax rate compared to the combined federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, and tax credits related to investments in low income housing limited partnerships.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash and due from banks, interest-bearing deposits in other financial institutions and securities available-for-sale increased 13% to $387.9 million at September 30, 2011, from $342.0 million at September 30, 2010, and increased 27% from $304.3 million at December 31, 2010.

  •
  Total loans, excluding loans held-for-sale, decreased $109.9 million, or 12%, to $776.7 million at September 30, 2011, compared to $886.6 million at September 30, 2010, and decreased $69.4 million, or 8%, from $846.0 million at December 31, 2010. Land and construction loans decreased $55.3 million, or 60%, to $36.4 million at September 30, 2011, compared to $91.7 million at September 30, 2010, and decreased $26.0 million, or 42%, from $62.4 million at December 31, 2010.

  •
  Classified assets decreased to $72.4 million at September 30, 2011, compared to $116.5 million at September 30, 2010, and $91.8 million at December 31, 2010.

  •
  The allowance for loan losses at September 30, 2011 was $21.0 million, or 2.71% of total loans compared to $25.3 million, or 2.85% of total loans at September 30, 2010. The allowance for loan losses at December 31, 2010, was $25.2 million, or 2.98% of total loans.

  •
  The allowance for loan losses to total nonperforming loans, increased to 109.25% at September 30, 2011, compared to 51.62% at September 30, 2010, and 75.60% at December 31, 2010.

  •
  The allowance for loan losses to total nonperforming loans, excluding nonaccrual loans held-for-sale, increased to 110.35% at September 30, 2011, compared to 56.90% at September 30, 2010, and 80.49% at December 31, 2010.

  •
  Nonperforming assets were $20.5 million, or 1.64% of total assets at September 30, 2011, compared to $49.7 million or 3.73% of total assets at September 30, 2010, and $34.6 million, or 2.78% of total assets at December 31, 2010.

  •
  Net loan charge-offs were $3.6 million in the third quarter of 2011, compared to $3.5 million in the third quarter of 2010.

  •
  Noninterest-bearing demand deposits increased 28% to $344.5 million at September 30, 2011, from $269.5 million at September 30, 2010, and increased 23% from $280.3 million at December 31, 2010.

  •
  Brokered deposits decreased 29% to $93.7 million at September 30, 2011, from $132.4 million at September 30, 2010, and decreased 5% from $98.5 million at December 31, 2010.

  •
  The ratio of noncore funding (which consists of time deposits—$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 17.83% at September 30, 2011, compared to 22.61% at September 30, 2010, and 20.96% at December 31, 2010.

  •
  The loan to deposit ratio was 77.19% at September 30, 2011, compared to 83.24% at September 30, 2010, and 85.12% at December 31, 2010.

  •
  Capital ratios exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at September 30, 2011. The leverage ratio at the holding company was 16.0%, with a Tier 1 risk-based capital ratio of 21.1%, and a total risk-based capital ratio of 22.3% at September 30, 2011. The leverage ratio for HBC was 14.2%, with a Tier 1 risk-based capital ratio of 18.7%, and a total risk-based capital ratio of 19.9% at

    September 30, 2011. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio.

Significant Third Quarter 2011 Events

        On July 28, 2011, the Company's Board of Directors declared a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4.2 million. The dividend was paid on August 1, 2011. Of the aggregate dividend declared and paid, $3.5 million was attributable to the dividend periods ending November 15, 2009 through May 15, 2011 and $172,000 was for interest on the deferred dividend payments, that have been previously accrued. The balance of $500,000 was the dividend payable for the period ending August 15, 2011. As a result of the dividend payment, the Company is current with respect to dividends accrued and owed to the U.S. Treasury.

        The Company had net deferred tax assets of $27.4 million, net of a $3,7 million partial valuation allowance, as of December 31, 2010. In analyzing the deferred tax assets as of September 30, 2011, based on the factors above, the Company estimated it was more likely than not that the Company will realize approximately $21.1 million of the benefits of the deductible differences, and therefore, a $700,000 partial valuation allowance for deferred tax assets was recorded as of September 30, 2011. The income tax benefit of $2.5 million for the third quarter of 2011, and $1.1 million for the nine months ended September 30, 2011, are net of the $3.0 million reduction in the partial valuation allowance from $3.7 million as of December 31, 2010 to $700,000 as of September 30, 2011.

        The Company has investments in low-income housing funds ("LIHFs") that earn tax credits and tax benefits, which reduces the Company's effective tax rate compared to statutory tax rates. Based on the projected future operating results of the LIHFs, the Company recognized additional LIHF investment losses in the third quarter of 2011. LIHF investments losses were $617,000 and $820,000 during the third quarter and first nine months of 2011, respectively, compared to $214,000 and $572,000 for the same periods in 2010.

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. During the third quarter of 2011, participants in the split-dollar life insurance benefit plan agreed to amend their agreements. As a result of the amended agreements, the benefit plan liability was reduced from $6.4 million as of December 31, 2010 to $3.6 million as of September 30, 2011.

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $93.7 million in brokered deposits at September 30, 2011, compared to $132.4 million at September 30, 2010, and $98.5 million at December 31, 2010. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators decreased to $30.5 million at September 30, 2011, compared to $50.1 million at September 30, 2010, and $39.0 million at December 31, 2010. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations. Deposits at September 30, 2011 were $1.0 billion, compared to $1.1 billion at September 30, 2010, and $993.9 million at December 31, 2010. At September 30, 2011, our reliance on noncore funding has improved with the ratio of noncore funding to total assets at 17.83%, compared to 22.61% at September 30, 2010, and 20.96% at December 31, 2010.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $10.2 million at September 30, 2011, compared to $16.3 million at September 30, 2010, and $17.9 million at December 31, 2010.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At September 30, 2011, we had $75.8 million in cash and cash equivalents and approximately $328.3 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $280.4 million in unpledged securities available at September 30, 2011. Our loan to deposit ratio decreased to 77.19% at September 30, 2011, compared to 83.24% at September 30, 2010, and 85.12% at December 31, 2010, primarily due to a reduction in the loan portfolio.

Lending

        Our lending business originates primarily through our branch offices located in our primary market. The Company also has an additional SBA loan production office in Santa Rosa, California. The total loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 47% of the portfolio at September 30, 2011. Commercial and residential real estate loans accounted for 40% of the total loan portfolio at September 30, 2011, of which 52% were owner-occupied by businesses. We have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios has been reduced. Land and construction loans decreased $55.3 million to $36.4 million at September 30, 2011, compared to $91.7 million at September 30, 2010, and accounted for 5% of our total loan portfolio at September 30, 2011, compared to 10% at September 30, 2010, and 7% at December 31, 2010. Consumer and home equity loans accounted for the remaining 8% of total loans at September 30, 2011. The yield on the loan portfolio was 5.29% for the third quarter of 2011 and 5.30% for the nine months ended September 30, 2011, compared to 5.10% and 5.07% for the respective comparable periods in 2010. Loans, excluding loans held-for-sale, decreased 12% to $776.7 million at September 30, 2011, from $886.6 million a year ago, and decreased 8% from $846.0 million at December 31, 2010. The decline in gross loans for the nine months ended September 30, 2011 was primarily due to diminished loan demand, loan payoffs exceeding draw downs of loan commitments and the result of efforts to reduce classified loans. Lower volume of loan originations can be attributed in part to lower demand for certain types of credit as well as more selectivity with respect to the types of loans the Company chooses to originate.

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

        The net interest margin expanded for the nine months ended September 30, 2011, compared to the same period in 2010 primarily due to a lower cost of deposits as a result of higher noninterest-bearing demand deposit balances, along with a lower level of nonaccrual loans.

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

        A portion of the Company's noninterest income is associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Prior to February 15, 2011, the sale of SBA loans were subject to a warranty for a period of 90 days. In accordance with generally accepted accounting principles, the Company treated the SBA loans sold as secured borrowings during the warranty period. Effective February 15, 2011, the SBA no longer required a warranty period in loan sales agreements. Therefore, gains on loan sales completed after February 15, 2011 are recognized upon completion of the transaction.

        Other sources of noninterest income include loan servicing fees, service charges and fees, cash surrender value from company owned life insurance policies, and gains on the sale of securities.

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. The Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Noninterest expense decreased $5.1 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, excluding the impairment of goodwill, primarily due to lower salaries and benefits, FDIC deposit insurance premiums, professional fees related to problem loans, and expenses related to OREO properties.

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

        Under the terms of the Capital Purchase Program with the U.S. Treasury, so long as our Series A Preferred Stock is outstanding, we are prohibited from increasing quarterly dividends on our common stock in excess of $0.08 per share, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury consent until the third anniversary of the U.S. Treasury investment or until the U.S. Treasury has transferred all of the Series A Preferred Stock it purchased under the Capital Purchase Program to third parties. As long as the Series A Preferred Stock is outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock, and the Series C Preferred Stock, are also prohibited until all accrued and unpaid dividends are paid on such preferred stock, subject to certain limited exceptions. On November 6, 2009, we suspended dividend payments on our Series A Preferred Stock. On July 28, 2011, the Company's Board of Directors declared a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4.2 million. The dividend was paid on August 1, 2011. Of the aggregate dividend declared and paid, $3.5 million was attributable to the dividend periods ending November 15, 2009 through May 15, 2011 and $172,000 was for interest on the deferred dividend payments, that have been previously accrued. The balance of $500,000 was the dividend payable for the period ending August 15, 2011. As a result of the dividend payment, the Company is current with respect to dividends accrued and owed to the U.S. Treasury.

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

        At September 30, 2011, HBC's total risk-based capital ratio was 19.9%, compared to the 10% regulatory requirement for well-capitalized banks under the regulatory framework for prompt corrective actions. HBC's Tier 1 risk-based capital ratio of 18.7% and leverage ratio of 14.2% at September 30, 2011 also exceeded regulatory guidelines for well-capitalized banks under the prompt corrective actions framework. On a consolidated basis, the Company has a total risk-based capital ratio of 22.3%, a Tier 1 risk-based capital ratio of 21.1%, and a leverage ratio of 16.0% at September 30, 2011.

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

Net Interest Income and Net Interest Margin

        The level of net interest income depends on several factors in combination, including yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company's earning assets, deposits, and other interest-bearing liabilities. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	For the Three Months Ended September 30, 2011			For the Three Months Ended September 30, 2010
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$789,378	$10,530	5.29%	$936,917	$12,041	5.10%
Securities	317,908	2,457	3.07%	146,061	1,246	3.38%
Federal funds sold and interest-bearing deposits in other financial institutions	51,301	33	0.26%	136,451	74	0.22%

Total interest earning assets	1,158,587	13,020	4.46%	1,219,429	13,361	4.35%

Cash and due from banks	21,662			21,434
Premises and equipment, net	8,053			8,677
Goodwill and other intangible assets	2,698			3,249
Other assets	67,084			69,470

Total assets	$1,258,084			$1,322,259

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$340,023			$266,190
Demand, interest-bearing	131,667	57	0.17%	$157,501	87	0.22%
Savings and money market	282,368	195	0.27%	290,711	343	0.47%
Time deposits—under $100	31,270	54	0.69%	38,316	125	1.29%
Time deposits—$100 and over	115,617	272	0.93%	135,204	470	1.38%
Time deposits—CDARS	14,293	13	0.36%	17,624	32	0.72%
Time deposits—brokered	93,666	261	1.11%	151,359	872	2.29%

Total interest-bearing deposits	668,881	852	0.51%	790,715	1,929	0.97%

Total interest-bearing liabilities	1,008,904	852	0.34%	1,056,905	1,929	0.72%
Subordinated debt	23,702	468	7.83%	23,702	473	7.92%
Securities sold under agreement to repurchase	—	—	N/A	17,663	97	2.18%
Short-term borrowings	—	—	N/A	3,601	31	3.42%

Total interest-bearing liabilities	692,583	1,320	0.76%	835,681	2,530	1.20%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,032,606	1,320	0.51%	1,101,871	2,530	0.91%
Other liabilities	34,841			32,794

Total liabilities	1,067,447			1,134,665
Shareholders' equity	190,637			187,594

Total liabilities and shareholders' equity	$1,258,084			$1,322,259

Net interest income / margin		$11,700	4.01%		$10,831	3.52%

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

	For the Nine Months Ended September 30, 2011			For the Nine Months Ended September 30, 2010
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$813,132	$32,205	5.30%	$1,000,791	$37,952	5.07%
Securities	281,156	6,697	3.18%	140,843	3,868	3.67%
Federal funds sold and interest-bearing deposits in other financial institutions	63,187	119	0.25%	65,510	100	0.20%

Total interest earning assets	1,157,475	39,021	4.51%	1,207,144	41,920	4.64%

Cash and due from banks	21,052			21,148
Premises and equipment, net	8,180			8,818
Goodwill and other intangible assets	2,828			31,858
Other assets	68,022			67,301

Total assets	$1,257,557			$1,336,269

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$328,302			$259,879
Demand, interest-bearing	133,153	189	0.19%	152,505	256	0.22%
Savings and money market	277,049	721	0.35%	295,617	1,105	0.50%
Time deposits—under $100	32,216	186	0.77%	38,794	407	1.40%
Time deposits—$100 and over	123,732	1,033	1.12%	133,223	1,438	1.44%
Time deposits—CDARS	18,998	62	0.44%	18,609	133	0.96%
Time deposits—brokered	93,615	1,000	1.43%	168,559	3,112	2.47%

Total interest-bearing deposits	678,763	3,191	0.63%	807,307	6,451	1.07%

Total interest-bearing liabilities	1,007,065	3,191	0.42%	1,067,186	6,451	0.81%
Subordinated debt	23,702	1,400	7.90%	23,702	1,407	7.94%
Securities sold under agreement to repurchase	952	24	3.37%	20,110	341	2.27%
Short-term borrowings	1,236	38	4.11%	9,867	93	1.26%

Total interest-bearing liabilities	704,653	4,653	0.88%	860,986	8,292	1.29%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,032,955	4,653	0.60%	1,120,865	8,292	0.99%
Other liabilities	38,239			35,504

Total liabilities	1,071,194			1,156,369
Shareholders' equity	186,363			179,900

Total liabilities and shareholders' equity	$1,257,557			$1,336,269

Net interest income / margin		$34,368	3.97%		$33,628	3.72%

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

	Three Months Ended September 30, 2011 vs. 2010 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(1,963)	$452	$(1,511)
Securities	1,327	(116)	1,211
Federal funds sold and interest-bearing deposits in other financial institutions	(56)	15	(41)

Total interest income from interest earnings assets	(692)	351	(341)

Expense on interest-bearing liabilities:
Demand, interest-bearing	(10)	(20)	(30)
Savings and money market	(3)	(145)	(148)
Time deposits—under $100	(13)	(58)	(71)
Time deposits—$100 and over	(45)	(153)	(198)
Time deposits—CDARS	(3)	(16)	(19)
Time deposits—brokered	(162)	(449)	(611)
Subordinated debt	—	(5)	(5)
Securities sold under agreement to repurchase	(97)	—	(97)
Short-term borrowings	(31)	—	(31)

Total interest expense on interest-bearing liabilities	(364)	(846)	(1,210)

Net interest income	$(328)	$1,197	$869

	Nine Months Ended September 30, 2011 vs. 2010 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(7,467)	$1,720	$(5,747)
Securities	3,347	(518)	$2,829
Federal funds sold and interest-bearing deposits in other financial institutions	(3)	22	$19

Total interest income from interest earnings assets	(4,123)	1,224	(2,899)

Expense on interest-bearing liabilities:
Demand, interest-bearing	(28)	(39)	(67)
Savings and money market	(53)	(331)	(384)
Time deposits—under $100	(37)	(184)	(221)
Time deposits—$100 and over	(83)	(322)	(405)
Time deposits—CDARS	1	(72)	(71)
Time deposits—brokered	(803)	(1,309)	(2,112)
Subordinated debt	—	(7)	(7)
Securities sold under agreement to repurchase	(483)	166	(317)
Short-term borrowings	(265)	210	(55)

Total interest expense on interest-bearing liabilities	(1,751)	(1,888)	(3,639)

Net interest income	$(2,372)	$3,112	$740

        The Company's net interest margin, expressed as a percentage of average earning assets, was 4.01% for the third quarter of 2011, an increase of 49 basis points from 3.52% for the third quarter a year ago. For the nine months ended September 30, 2011, the net interest margin increased to 3.97% compared to 3.72% for the same period in 2010, primarily as a result of lower deposit and borrowing costs. The increase in the net interest margin for the third quarter and the nine months ended September 30, 2011 was principally due to a lower cost of deposits as a result of higher noninterest-bearing demand deposit balances and a lower level of nonaccrual loans.

        Net interest income in the third quarter of 2011 increased 8% to $11.7 million, compared to $10.8 million in the third quarter of 2010. Net interest income for the nine months ended September 30, 2011 increased 2% to $34.4 million, compared to $33.6 million for the nine months ended September 30, 2010. The increase in net interest income was primarily due to an increase in the average balance of investment securities, partially offset by a decrease in average loans.

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

        The Company had a provision for loan losses of $1.5 million for the quarter ended September 30, 2011 and $3.2 million for the nine months ended September 30, 2011. The Company had a provision for loan losses of $2.1 million for the quarter ended September 30, 2010 and $25.8 million for the nine months ended September 30, 2010.

        The allowance for loan losses represented 2.71%, 2.85% and 2.98% of total loans at September 30, 2011, September 30, 2010, and December 31, 2010, respectively. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2011 versus 2010
	2011	2010	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$605	$536	$69	13%
Servicing income	434	442	(8)	-2%
Increase in cash surrender value of life insurance	426	428	(2)	0%
Gain on sale of SBA loans	268	429	(161)	-38%
Gain on sale of securities	—	1,492	(1,492)	-100%
Loss on sale of other loans	—	(887)	887	-100%
Other	179	288	(109)	-38%

Total noninterest income	$1,912	$2,728	$(816)	-30%

	For the Nine Months Ended September 30,		Increase (decrease) 2011 versus 2010
	2011	2010	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,759	$1,664	$95	6%
Servicing income	1,280	1,288	(8)	-1%
Increase in cash surrender value of life insurance	1,270	1,249	21	2%
Gain on sale of SBA loans	1,124	707	417	59%
Gain on sale of securities	—	1,492	(1,492)	-100%
Loss on sale of other loans	—	(887)	887	-100%
Other	566	777	(211)	-27%

Total noninterest income	$5,999	$6,290	$(291)	-5%

        The decrease in noninterest income in third quarter and first nine months of 2011 compared to the same periods in 2010 was primarily attributable to a $1.5 million gain on the sale of securities, which was partially offset by an $887,000 loss on sale of other loans in the third quarter of 2010.

        A portion of the Company's noninterest income is associated with its SBA lending activity, consisting of gains on sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Prior to February 15, 2011, when the Company sold SBA loans to third parties, the loans were subject to a 90 day SBA warranty. In accordance with generally accepted accounting principles, the Company treated the SBA loans sold as secured borrowings during the warranty period. Effective February 15, 2011, the SBA no longer required a warranty period in loan sales agreements. Therefore, gains on loan sales completed after February 15, 2011 were recognized upon completion of the transaction. For the nine months ended September 30, 2011, SBA loan sales resulted in an $1.1 million gain, compared to a $707,000 gain on sale of SBA loans for the nine months ended September 30, 2010. The servicing assets that result from the sale of SBA loans with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        Other sources of noninterest income include loan servicing fees, service charges and fees, and cash surrender value from company owned life insurance policies.

        The increase in cash surrender value of life insurance approximates a 3.89% after tax yield on the policies. To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2011 versus 2010
	2011	2010	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,000	$5,272	$(272)	-5%
Occupancy and equipment	1,012	1,081	(69)	-6%
Professional fees	707	780	(73)	-9%
Low income housing investment losses	617	214	403	188%
Software subscriptions	256	261	(5)	-2%
Data processing	234	188	46	24%
Insurance expense	232	241	(9)	-4%
FDIC deposit insurance premiums	167	849	(682)	-80%
Other real estate owned expense	84	49	35	71%
Write-down of loans held-for-sale	—	1,080	(1,080)	-100%
Other	1,500	1,233	267	22%

Total noninterest expense	$9,809	$11,248	$(1,439)	-13%

	For the Nine Months Ended September 30,		Increase (decrease) 2011 versus 2010
	2011	2010	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$15,504	$16,645	$(1,141)	-7%
Occupancy and equipment	3,082	3,023	59	2%
Professional fees	2,002	3,202	(1,200)	-37%
Low income housing investment losses	820	572	248	43%
Software subscriptions	785	747	38	5%
Data processing	653	619	34	5%
Insurance expense	718	765	(47)	-6%
FDIC deposit insurance premiums	1,074	3,059	(1,985)	-65%
Other real estate owned expense	231	537	(306)	-57%
Write-down of loans held-for-sale	29	1,080	(1,051)	-97%
Impairment of goodwill	—	43,181	(43,181)	-100%
Other	4,814	4,568	246	5%

Total noninterest expense	$29,712	$77,998	$(48,286)	-62%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

  Noninterest Expense by Category

	For The Three Months Ended September 30,
	2011	Percent of Total	2010	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,000	51%	$5,272	47%
Occupancy and equipment	1,012	10%	1,081	10%
Professional fees	707	7%	780	7%
Low income housing investment losses	617	6%	214	2%
Software subscriptions	256	3%	261	2%
Data processing	234	3%	188	2%
Insurance expense	232	2%	241	2%
FDIC deposit insurance premiums	167	2%	849	7%
Other real estate owned expense	84	1%	49	0%
Writedown of loans held-for-sale	—	0%	1,080	10%
Other	1,500	15%	1,233	11%

Total noninterest expense	$9,809	100%	$11,248	100%

	For The Nine Months Ended September 30,
	2011	Percent of Total	2010	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$15,504	52%	$16,645	21%
Occupancy and equipment	3,082	10%	3,023	4%
Professional fees	2,002	7%	3,202	4%
Low income housing investment losses	820	3%	572	1%
Software subscriptions	785	3%	747	1%
Data processing	653	2%	619	1%
Insurance expense	718	2%	765	1%
FDIC deposit insurance premiums	1,074	4%	3,059	4%
Other real estate owned expense	231	1%	537	1%
Writedown of loans held-for-sale	29	0%	1,080	1%
Impairment of goodwill	—	0%	43,181	55%
Other	4,814	16%	4,568	6%

Total noninterest expense	$29,712	100%	$77,998	100%

        Noninterest expense for the third quarter of 2011 declined 13% to $9.8 million, compared to $11.2 million for the third quarter of 2010, primarily due to a $1.1 million write-down on loans held-for-sale in the third quarter of 2010, a decrease in salaries and benefits expense and lower FDIC insurance premiums. This was partially offset by an increase in investment losses on the Company's low income housing investments. Salaries and employee benefits decreased $272,000, or 5%, for the third quarter of 2011 from the same period in 2010, primarily due to a reduction in staff implemented in the fourth quarter of 2010. Full-time equivalent employees were 190 and 204 at September 30, 2011 and 2010, respectively. FDIC deposit insurance premiums decreased $682,000, or 80%, to $167,000 for the third quarter of 2011, compared to $849,000 for the same period in 2010, due to a decrease in the FDIC deposit assessment rate. The Company's low income housing investment losses increased

$403,000, or 188%, to $617,000 in the third quarter of 2011, compared to $214,000 in the third quarter of 2010.

        Noninterest expense for the nine months ended September 30, 2011 declined 15% to $29.7 million, compared to $34.8 million (excluding the $43.2 million impairment of goodwill) for the nine months ended September 30, 2010. The decrease in noninterest for the nine months ended September 30, 2011 was primarily due to the $1.1 million write-down on loans held-for-sale included for the nine months ended September 30, 2010, and a decrease in salaries and benefits expense, lower professional fees and lower FDIC insurance premiums. This was partially offset by an increase in investment losses on the Company's low income housing investments. Salaries and employee benefits decreased $1.1 million, or 7%, for the nine months ended September 30, 2011 from the same period in 2010, primarily due to a reduction in staff implemented in the fourth quarter of 2010. Professional fees decreased $1.2 million, or 37%, for the nine months ended September 30, 2011 from the same period in 2010 primarily due to a decrease in legal fees related to loan workouts and litigation and decreased expenses for bank regulatory compliance. FDIC deposit insurance premiums decreased $2.0 million, or 65%, for the nine months ended September 30, 2011 compared to the same period in 2010, due to a decrease in the FDIC deposit assessment rate. OREO expense decreased $306,000 or 57%, for the nine months ended September 30, 2011, compared to the same period in 2010 due to a decrease in write-downs of OREO properties. The Company's low income housing investment losses increased $248,000, or 43%, to $820,000 for the nine months ended September 30, 2011, compared to $572,000 for the nine months ended September 30, 2010.

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

        The Company's Federal and state income tax benefit for the quarter and nine months ended 2011 was $2.5 million and $1.1 million, respectively. The income tax benefit for the third quarter and first nine months of 2011 included the $3.0 million reduction of the partial valuation allowance for deferred tax assets. The income tax benefit was $398,000 and $6.3 million for the same periods in 2010. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Effective income tax rate	-110.5%	-157.3%	-14.4%	-9.8%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes and tax credits related to investments in low income housing limited partnerships.

        The Company has total investments of $3.9 million in low-income housing limited partnerships as of September 30, 2011. These investments have generated annual tax credits of approximately $1.0 million and $1.1 million in the years ended December 31, 2010 and 2009, respectively.

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

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient future taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards and the net operating loss carryforwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

        The Company had net deferred tax assets of $27.4 million, net of a $3.7 million partial valuation allowance, as of December 31, 2010. In analyzing the deferred tax assets as of September 30, 2011, based on the factors above, the Company estimated it was more likely than not that the Company will realize approximately $21.1 million of the benefits of the deductible differences, and therefore, a $700,000 partial valuation allowance for deferred tax assets was recorded as of September 30, 2011. The income tax benefit of $2.5 million for the third quarter of 2011, and $1.1 million for the nine months ended September 30, 2011, are net of the $3.0 million reduction in the partial valuation allowance from $3.7 million as of December 31, 2010 to $700,000 as of September 30, 2011.

FINANCIAL CONDITION

        As of September 30, 2011, total assets decreased to $1.25 billion, compared to $1.33 billion at September 30, 2010, and remained relatively flat compared to December 31, 2010. Total securities available-for-sale (at fair value) were $312.1 million at September 30, 2011, an increase of 180% from $111.5 million at September 30, 2010, and an increase of 34% from $232.2 million at December 31, 2010. The total loan portfolio, excluding loans held-for-sale, was $776.7 million at September 30, 2011, a decrease of 12% from $886.6 million at September 30, 2010, and a decrease of 8% from $846.0 million at December 31, 2010. Total deposits decreased 6% to $1.01 billion at September 30, 2011, from $1.07 billion at September 30, 2010. Total deposits increased 1% when compared to $993.9 million at December 31, 2010. There were no securities sold under agreement to repurchase at September 30, 2011, compared to $15.0 million at September 30, 2010, and $5.0 million at December 31, 2010.

Securities Portfolio

        The following table reflects the estimated fair values for each category of securities at the dates indicated:

	September 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Securities available-for-sale (at fair value)
Agency Mortgage-Backed Securities	$312,125	$111,322	$232,165
Collateralized Mortgage Obligations	—	137	—

Total	$312,125	$111,459	$232,165

        The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2011:

	Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency Mortgage-Backed Securities	$—	—	$144,827	3.04%	$148,853	3.32%	$18,445	3.87%	$312,125	3.22%

        The securities portfolio is the second largest component of the Company's interest-earning assets, and the structure and composition of this portfolio is important to any analysis of the financial condition of the Company. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iii) it is an alternative interest-earning use of funds when loan demand is low or when deposits grow more rapidly than loans.

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

        The securities portfolio increased by $200.7 million, or 180%, and increased to 25% of total assets at September 30, 2011 from 8% of total assets at September 30, 2010, and increased by $80.0 million, or 34%, from December 31, 2010. The Company increased its holding of mortgage-back securities to offset a portion of the contraction in the loan portfolio.

Loans

        The Company's loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 62% of total assets at September 30, 2011, as compared to 67% of total assets at September 30, 2010, and 68% of total assets at December 31, 2010. The ratio of loans to deposits decreased to 77.19% at September 30, 2011 from 83.24% at September 30, 2010 and 85.12% at December 31, 2010. Demand for loans has weakened within the Company's markets due to the current economic environment, and the Company has been more selective with respect to the types of loans the Company chooses to originate.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2011		September 30, 2010		December 31, 2010
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$365,532	47%	$370,939	42%	$378,412	45%
Real estate:
Commercial and residential	310,722	40%	353,565	40%	337,457	40%
Land and construction	36,357	5%	91,706	10%	62,356	7%
Home equity	51,668	7%	53,772	6%	53,697	6%
Consumer	11,829	1%	15,793	2%	13,244	2%

Total loans	776,108	100%	885,775	100%	845,166	100%
Deferred loan costs	576	—	841	—	883	—

Loans, including deferred costs	776,684	100%	886,616	100%	846,049	100%

Allowance for loan losses	(21,049)		(25,290)		(25,204)

Loans, net	$755,635		$861,326		$820,845

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the balance in land development and construction and home equity and consumer loans. The decrease in the Company's loan portfolio in the third quarter of 2011 compared to the third and fourth quarters of 2010 is due to diminished loan demand, and loan payoffs exceeding draw downs of loan commitments. Outstanding loan balances to total loan commitments were 74% at September 30, 2011, 75% at September 30, 2010 and 75% at December 31, 2010. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 51% of its gross loans were secured by real property at September 30, 2011, compared to 56% at September 30, 2010, and 54% at December 31, 2010. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the nine months ended September 30, 2011, loans were sold resulting in a gain on sale of SBA loans of $1.1 million.

        As of September 30, 2011, commercial and residential real estate mortgage loans of $310.7 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at September 30, 2011 consist of $161.6 million, or 52%, of commercial owner occupied properties, $145.9 million, or 47%, of commercial investment properties, and $3.2 million, or 1% in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans decreased $55.3 million to $36.4 million, or 5% of total loans at September 30, 2011, from $91.7 million, or 10% of total loans at September 30, 2010, and decreased $26.0 million from $62.4 million, or 7% of total loans at December 31, 2010.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $32.1 million and $53.6 million at September 30, 2011, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of September 30, 2011. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of September 30, 2011, approximately 67% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$248,779	$36,769	$79,984	$365,532
Real estate:
Commercial and residential	86,493	187,255	36,974	310,722
Land and construction	34,747	139	1,471	36,357
Home equity	49,510	491	1,667	51,668
Consumer	11,382	447	—	11,829

Loans	$430,911	$225,101	$120,096	$776,108

Loans with variable interest rates	$387,980	$52,991	$76,392	$517,363
Loans with fixed interest rates	42,931	172,110	43,704	258,745

Loans	$430,911	$225,101	$120,096	$776,108

Loan Servicing

        As of September 30, 2011 and 2010, $172.6 million and $170.2 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Beginning of period balance	$836	$956	$915	$1,067
Additions	67	153	222	281
Amortization	(103)	(115)	(337)	(354)

End of period balance	$800	$994	$800	$994

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2011 and 2010, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Beginning of period balance	$2,185	$2,060	$2,140	$2,116
Amortization	(18)	(61)	(96)	(189)
Unrealized holding gain	13	116	136	188

End of period balance	$2,180	$2,115	$2,180	$2,115

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and OREO from foreclosures. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. OREO consists of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total OREO was $1.2 million at September 30, 2011, compared to $657,000 at September 30, 2010 and $1.3 million at December 31, 2010. At September 30, 2011, the $20.5 million of nonperforming assets included $816,000 of SBA guaranteed loans.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	September 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$191	$4,552	$2,026
Nonaccrual loans—held-for-investment	16,419	41,757	28,821
Restructured and loans over 90 days past due and still accruing	2,656	2,687	2,492

Total nonperforming loans	19,266	48,996	33,339
Other real estate owned	1,229	657	1,296

Total nonperforming assets	$20,495	$49,653	$34,635

Nonperforming assets as a percentage of loans plus other real estate owned plus nonaccruals loans held-for-sale	2.63%	5.57%	4.08%
Nonperforming assets as a percentage of total assets	1.64%	3.73%	2.78%

        The following table provides nonaccrual loans by loan type as of September 30, 2011:

	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$8,487	$2,206	$10,693
Real estate:
Commercial and residential	1,285	—	1,285
Land and construction	6,831	—	6,831
Home equity	—	—	—
Consumer	7	450	457

Total	$16,610	$2,656	$19,266

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and OREO. The principal balance of classified assets, net of SBA guarantees of $903,000, was $72.4 million at September 30, 2011, $116.5 million at September 30, 2010, and $91.8 million at December 31, 2010. Included in the $72.4 million of classified assets at September 30, 2011, were $421,000 of loans held-for-sale. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses. Reducing classified assets will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

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

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended September 30, 2011				Three Months Ended September 30, 2010 Total
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,992	$8,162	$1,013	$23,167	$26,753
Charge-offs	(3,042)	(901)	—	(3,943)	(3,955)
Recoveries	283	25	2	310	434

Net charge-offs	(2,759)	(876)	2	(3,633)	(3,521)
Provision for loan losses	1,809	554	(848)	1,515	2,058

Balance, end of period	$13,042	$7,840	$167	$21,049	$25,290

RATIOS:
Net charge-offs to average loans(1)	1.40%	0.44%	0.00%	1.84%	1.53%
Allowance for loan losses to total loans(1)	1.68%	1.01%	0.02%	2.71%	2.85%
Allowance for loan losses to nonperforming loans	67.69%	40.69%	0.87%	109.25%	51.62%

	Nine Months Ended September 30, 2011
					Nine Months Ended September 30, 2010 Total
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204	$28,768
Charge-offs	(5,841)	(2,497)	(8)	(8,346)	(30,347)
Recoveries	513	436	3	952	1,115

Net charge-offs	(5,328)	(2,061)	(5)	(7,394)	(29,232)
Provision for loan losses	4,418	(462)	(717)	3,239	25,754

Balance, end of period	$13,042	$7,840	$167	$21,049	$25,290

RATIOS:
Net charge-offs to average loans(1)	0.89%	0.34%	0.00%	1.23%	3.97%
Allowance for loan losses to total loans(1)	1.68%	1.01%	0.02%	2.71%	2.85%
Allowance for loan losses to nonperforming loans	67.69%	40.69%	0.87%	109.25%	51.62%

(1)
Average loans and total loans exclude loans held-for-sale.

        The Company's allowance for loan losses decreased $4.2 million at September 30, 2011 from September 30, 2010, and December 31, 2010. The decrease in the allowance for loan losses at September 30, 2011 was primarily due to a lower volume of classified and nonperforming loans and lower total loans.

        Net loans charged-off reflects the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses. Net charge-offs were $7.4 million for the nine months ended September 30, 2011, compared to net charge-offs of $29.2 million for the nine months ended September 30, 2010, including $13.9 million of net charge-offs related to real estate loans transferred to "held-for-sale". Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

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

Allocation of Allowance for Loan Losses

	September 30,				December 31,
	2011		2010		2010
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$13,042	47%	$15,110	42%	$13,952	45%
Real estate:
Commercial and residential	4,981	40%	3,765	40%	5,500	40%
Land and construction	2,373	5%	4,960	10%	4,271	7%
Home equity	486	7%	556	6%	592	6%
Consumer	167	1%	899	2%	889	2%

Total	$21,049	100%	$25,290	100%	$25,204	100%

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2011		September 30, 2010		December 31, 2010
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand deposits, noninterest-bearing	$344,470	34%	$269,482	25%	$280,258	28%
Demand deposits, interest-bearing	132,987	13%	156,912	15%	153,917	16%
Savings and money market	274,489	27%	318,221	30%	272,399	27%
Time deposits—under $100	30,858	3%	38,909	4%	33,499	3%
Time deposits—$100 and over	119,429	12%	132,862	12%	137,514	14%
Time deposits—CDARS	10,216	1%	16,297	2%	17,864	2%
Time deposits—brokered	93,685	10%	132,435	12%	98,467	10%

Total deposits	$1,006,134	100%	$1,065,118	100%	$993,918	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. At September 30, 2011 and 2010, less than 1% of deposits were from public sources, respectively.

        Noninterest-bearing demand deposit accounts increased $75.0 million, or 28%, at September 30, 2011 from September 30, 2010, and increased $64.2 million, or 23%, from December 31, 2010. At September 30, 2011, brokered deposits decreased $38.8 million, or 29%, to $93.7 million, compared to $132.4 million at September 30, 2010, decreased $4.8 million, or 5%, from $98.5 million at December 31, 2010.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS and brokered deposits as of September 30, 2011:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$73,519	33%
Over three months through six months	30,171	13%
Over six months through twelve months	36,949	17%
Over twelve months	82,691	37%

Total	$223,330	100%

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

Return (Loss) on Equity and Assets

        The following table indicates the ratios for return (loss) on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Annualized return (loss) on average assets	1.52%	0.20%	0.90%	-5.76%
Annualized return (loss) on average tangible assets	1.52%	0.20%	0.90%	-5.90%
Annualized return (loss) on average equity	10.02%	1.38%	6.09%	-42.78%
Annualized return (loss) on average tangible equity	10.17%	1.40%	6.18%	-51.99%
Average equity to average assets ratio	15.15%	14.19%	14.82%	13.46%

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $272.3 million at September 30, 2011, as compared to $288.0 million at September 30, 2010 and $284.0 million at December 31, 2010. Unused commitments represented 35%, 32%, and 34% of outstanding gross loans at September 30, 2011 and 2010, and December 31, 2010, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	September 30,
					December 31, 2010
	2011		2010
	(Dollars in thousands)
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit and commitments to make loans	$6,439	$247,620	$4,846	$262,938	$6,740	$256,575
Standby letters of credit	2,291	15,931	407	19,815	2,291	18,419

	$8,730	$263,551	$5,253	$282,753	$9,031	$274,994

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

        At September 30, 2011, the Company had loan contraction, including loans held-for-sale, of $118.9 million from September 30, 2010, and it has experienced an improvement in its liquidity position. One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio improved to 77.19% at September 30, 2011 compared to 83.24% at September 30, 2010, and 85.12% at December 31, 2010.

FHLB and FRB Borrowings & Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at September 30, 2011, September 30, 2010 and December 31, 2010. The Company had $189.0 million of loans pledged to the FHLB as collateral on an available line of credit of $103.2 million at September 30, 2011.

        The Company can also borrow from FRB's discount window. The Company had $239.8 million of loans pledged to the FRB as collateral on an available line of credit of $172.4 million at September 30, 2011, none of which was outstanding.

        At September 30, 2011, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at September 30, 2011, September 30, 2010, and December 31, 2010.

        The Company had no secured borrowings at September 30, 2011. The Company had a $4.3 million secured borrowing at September 30, 2010, and a $2.4 million secured borrowing at December 31, 2010. Secured borrowings represented the guaranteed portions of SBA 7a loans transferred to third parties subject to a SBA warranty for a period of 90 days. This required the Company to treat these loans as secured borrowings during the warranty period. Effective February 15, 2011, the SBA no longer required a warranty period in loan sales agreements.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at September 30, 2011, compared to $15.0 million at September 30, 2010, and $5.0 million at December 31, 2010. Repurchase agreements are accounted for as collateralized financial transactions and were secured by mortgage-backed securities carried at an amortized cost of approximately $18.8 million at September 30, 2010, and $6.3 million at December 31, 2010.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	September 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Average balance year-to-date	$952	$26,952	$23,888
Average interest rate year-to-date	3.41%	1.74%	1.78%
Maximum month-end balance during the quarter	$—	$23,246	$73,000
Average rate at period-end	N/A	1.53%	3.09%

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	September 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$197,908	$182,852	$185,775
Tier 2 Capital	11,868	12,303	11,988

Total risk-based capital	$209,776	$195,155	$197,763

Risk-weighted assets	$940,039	$970,922	$945,499
Average assets for capital purposes	$1,234,544	$1,290,706	$1,316,600

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	22.3%	20.1%	20.9%	10.00%	8.00%
Tier 1 risk-based capital	21.1%	18.8%	19.7%	6.00%	4.00%
Leverage(1)	16.0%	14.2%	14.1%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	September 30,
			December 31, 2010
	2011	2010
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$175,903	$154,283	$159,192
Tier 2 Capital	11,892	12,305	11,993

Total risk-based capital	$187,795	$166,588	$171,185

Risk-weighted assets	$941,923	$971,050	$945,918
Average assets for capital purposes	$1,236,239	$1,290,776	$1,316,969

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	19.9%	17.2%	18.1%	10.00%	8.00%
Tier 1 risk-based capital	18.7%	15.9%	16.8%	6.00%	4.00%
Leverage(1)	14.2%	12.0%	12.1%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        At September 30, 2011 and 2010, and December 31, 2010, HCC's and HBC's capital met all minimum regulatory requirements. As of September 30, 2011, HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under the prompt corrective action provisions.

        At September 30, 2011, the Company had total shareholders' equity of $197.0 million, including $58.4 million in preferred stock, $131.0 million in common stock, $4.9 million in retained earnings, and $2.7 million of accumulated other comprehensive income. The components of other comprehensive income at September 30, 2011 include the following: an unrealized gain on available-for-sale securities of $5.0 million, an unrealized loss on the supplemental executive retirement plan of ($2.0) million, an unrealized loss on the split dollar life insurance benefit plan of ($1.5) million and an unrealized gain on interest-only strip from SBA loans of $1.2 million.

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

U.S. Treasury Capital Purchase Program

        The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of its common stock to the Treasury through the U.S. Treasury Capital Purchase Program. The Series A Preferred Stock qualifies as a component of Tier 1 capital. In November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. On August 1, 2011, the Company paid a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4.2 million. As a result of the dividend payment, the Company is current in the dividends accrued and owed to the U.S. Treasury.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2011. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$12,709	25.9%
+300	$9,466	19.3%
+200	$6,082	12.4%
+100	$2,729	5.6%
0	$—	0.0%
-100	$(3,861)	-7.9%
-200	$(8,001)	-16.3%

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2010. There are no changes to these policies as of September 30, 2011.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2011. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of September 30, 2011, the period covered by this report on Form 10-Q.

        During the nine months ended September 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)
Date: November 9, 2011	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: November 9, 2011	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

 EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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