Form 10-K
period 2011-12-31
HERITAGE COMMERCE CORP
filed 2012-03-09
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 000-23877

Heritage Commerce Corp
(Exact name of Registrant as Specified in its Charter)

California (State or Other Jurisdiction of Incorporation or Organization)	77-0469558 (I.R.S. Employer Identification Number)
150 Almaden Boulevard San Jose, California 95113 (Address of Principal Executive Offices including Zip Code)
(408) 947-6900 (Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2011, based upon the closing price on that date of $5.11 per share, and 18,590,812 shares held, as reported on the NASDAQ Global Select Market, was approximately $95.0 million.

         As of February 15, 2012, there were 26,286,501 shares of the Registrant's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2012 Annual Meeting of Shareholders to be held on May 24, 2012 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2011.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2011

Cautionary Note Regarding Forward-Looking Statements

        This Report on Form 10-K contains various statements that may constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Rule 175 promulgated thereunder, and Section 21E of the Securities Exchange Act of 1934, as amended, Rule 3b-6 promulgated thereunder and are intended to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward- looking. These forward-looking statements often can be, but are not always, identified by the use of words such as "assume," "expect," "intend," "plan," "project," "believe," "estimate," "predict," "anticipate," "may," "might," "should," "could," "goal," "potential" and similar expressions. We base these forward-looking statements on our current expectations and projections about future events, our assumptions regarding these events and our knowledge of facts at the time the statements are made. These statements include statements relating to our projected growth, anticipated future financial performance, and management's long-term performance goals, as well as statements relating to the anticipated effects on results of operations and financial condition.

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

  •
  Continued volatility in credit and equity markets and its effect on the global economy;

  •
  The impact of reputational risk on such matters as business generation and retention, funding and liquidity;

  •
  Oversupply of inventory and continued deterioration in values of California commercial real estate;

  •
  A prolonged slowdown in construction activity;

  •
  The effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities, and executive compensation) which we must comply, including but not limited to, the Dodd-Frank Act of 2010;

  •
  The effects of security breaches and computer viruses that may affect our computer systems;

  •
  Changes in consumer spending, borrowings and saving habits;

  •
  Changes in the competitive environment among financial or bank holding companies and other financial service providers;

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

        Our lending activities are diversified and include commercial, real estate, construction and land development, consumer and SBA guaranteed loans. We generally lend in markets where we have a physical presence through our branch offices and a SBA loan production office. We attract deposits throughout our market area with a customer-oriented product mix, competitive pricing, and convenient locations. We offer a wide range of deposit products for business banking and retail markets. We offer a multitude of other products and services to complement our lending and deposit services.

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

        Our principal executive office is located at 150 Almaden Boulevard, San Jose, California 95113, telephone number: (408) 947-6900.

        At December 31, 2011, we had consolidated assets of $1.31 billion, deposits of $1.05 billion and shareholders' equity of $197.8 million.

        When we use "we", "us", "our" or the "Company", we mean the Company on a consolidated basis with Heritage Bank of Commerce. When we refer to "HCC" or the "holding company", we are referring to Heritage Commerce Corp on a standalone basis. When we use "HBC", we mean Heritage Bank of Commerce on a standalone basis.

        The Internet address of the Company's website is "http://www.heritagecommercecorp.com." The Company makes available free of charge through the Company's website, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. The Company makes these reports available on its website on the same day they appear on the Securities and Exchange Commission's ("SEC") website.

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

  Lending Activities

        Our commercial loan portfolio is comprised of operating secured and unsecured loans advanced for working capital, equipment purchases and other business purposes. Generally short-term loans have maturities ranging from thirty days to one year, and "term loans" have maturities ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating or fixed interest rates, with monthly payments of both principal and interest. Repayment of secured and unsecured commercial loans depends substantially on the borrower's underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions. HBC's commercial loans are primarily originated for locally-oriented commercial activities in communities where HBC has a physical presence through its branch offices and a loan production office.

        HBC actively engages in Small Business Administration ("SBA") lending. HBC has been designated as an SBA Preferred Lender since 1999.

        The commercial real estate loan portfolio is comprised of loans secured by commercial real estate. These loans are generally advanced based on the borrower's cash flow, and the underlying collateral provides a secondary source of payment. HBC generally restricts real estate term loans to no more than 75% of the property's appraised value or the purchase price of the property, depending on the type of property and its utilization. HBC offers both fixed and floating rate loans. Maturities on such loans are generally restricted to between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity, and amortization of thirty years on loans secured by apartments); however, SBA and certain real estate loans that can be sold in the secondary market may be advanced for longer maturities. Commercial real estate loans typically involve large balances to single borrowers or groups of related borrowers. Since payments on these loans are often dependent on the successful operation or management of the properties, as well as the business and financial condition of the borrower, repayment of such loans may be subject to adverse conditions in the real estate market, adverse economic conditions or changes in applicable government regulations. If the cash flow from the project decreases, or if leases are not obtained or renewed, the borrower's ability to repay the loan may be impaired.

        We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with our commercial loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a 75% loan-to-completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property's eventual rental income, income from the borrower's operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. At times we provide the permanent mortgage financing on our construction loans on income-producing property. Construction loans are interest-only loans during the construction period, which typically do not exceed 18 months. If HBC provides permanent financing the short-term loan converts to permanent, amortizing financing following the completion of construction. Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower's ability to repay the loan. In addition, the borrower may not be able to obtain permanent financing or ultimate sale or rental of the property may not occur as anticipated. HBC utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

        Our home equity line loan portfolio is comprised of home equity lines of credit to customers in our markets. Home equity lines of credit are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines of credit have greater credit risk than residential mortgage loans because they are often secured by mortgages that are subordinated to the existing first mortgage on the property, which we may or may not hold, and they are not covered by private mortgage insurance coverage.

        The consumer loan portfolio is composed of miscellaneous consumer loans including loans for financing automobiles, various consumer goods and other personal purposes. Consumer loans are generally secured. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections are dependent on the borrower's continued financial stability, which can be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans.

        As of December 31, 2011, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial 48% (including SBA loans); (ii) real estate secured loans 41%; (iii) land and construction loans 3%; and (iv) consumer (including home equity) 8%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

  Investments

        Our investment policy is established by the Board of Directors. The general investment strategies are developed and authorized by our Finance and Investment Committee of the Board of Directors. The investment policy is reviewed annually by the Finance and Investment Committee, and any changes to the policy are subject to approval by the full Board of Directors. The overall objectives of the investment policy are to maintain a portfolio of high quality and diversified investments to maximize interest income over the long term and to minimize risk, to provide collateral for borrowings, and to provide additional earnings when loan production is low. The policy dictates that investment decisions take into consideration the safety of principal, liquidity requirements and interest rate risk management. All securities transactions are reported to the Board of Directors' Finance and Investment Committee on a monthly basis.

  Sources of Funds

        Deposits traditionally have been our primary source of funds for our investment and lending activities. We also are able to borrow from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco to supplement cash flow needs. Our additional sources of funds are scheduled loan payments, maturing investments, loan repayments, income on other earning assets and the proceeds of loan sales.

        Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

        We offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts. Our branch network enables us to attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing, and convenient locations. HBC joined the Certificate of Deposit Account Registry Service (CDARS®) program in August 2008, which enables our local customers to obtain expanded FDIC insurance coverage on their deposits. At December 31, 2011, HBC had approximately 14,900 deposit accounts totaling $1.05 billion, including brokered deposits, compared to 15,600 deposit accounts totaling approximately $993.9 million as of December 31, 2010.

  Other Banking Services

        We offer a multitude of other products and services to complement our lending and deposit services. These include cashier's checks, traveler's checks, bank-by-mail, ATMs, night depositories, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, online banking, online bill pay, and other customary banking services. HBC currently operates ATMs at six different locations. In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and promote a high level of customer service. HBC does not have a trust department. In addition to the traditional financial services offered, HBC offers remote deposit capture, automated clearing house origination, electronic data interchange and check imaging. HBC continues to investigate products and services that it believes addresses the growing needs of its customers and to analyze other markets for potential expansion opportunities.

U.S. Treasury Capital Purchase Program

        On November 21, 2008, HCC issued 40,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40.0 million with a liquidation preference of $1,000 per share. The Series A Preferred Stock carried a coupon of 5% for five years and 9% thereafter. The Series A Preferred Stock was non-voting, cumulative, and perpetual and could be redeemed at 100% of its liquidation preference plus accrued and unpaid dividends. In addition, HCC issued a warrant to the U.S. Treasury to purchase 462,963 shares of HCC's common stock. The warrant is exercisable immediately at a price of $12.96 per share, will expire after a period of 10 years from issuance and is transferable by the U.S. Treasury. The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time. The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant. At December 31, 2011, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

        Under the terms of the Capital Purchase Program, HCC was prohibited from increasing dividends above $0.08 per share on its common stock, and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent. Furthermore, as long as the Series A Preferred Stock was outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including HCC's common stock, were prohibited until all accrued and unpaid dividends were paid on the Series A Preferred Stock.

        As permitted under the terms of the Series A Preferred Stock, in November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. As a result, the Company had accrued but had not paid approximately $2.8 million in dividends on its Series A Preferred Stock as of December 31, 2010. In 2011, the Board of Directors declared a dividend on the Series A Preferred Stock in an aggregate amount of $4.7 million. A $4.2 million dividend was paid on August 1, 2011. Of the August 2011 aggregate dividend declared and paid, $3.5 million was attributable to the dividend periods ending November 15, 2009 through May 15, 2011, $172,000 was for interest on the deferred dividend payments, and $500,000 was the dividend payable for the period ended August 15, 2011. On November 15, 2011, the Company paid the regularly scheduled dividend of $500,000, per the terms of the Series A Preferred Stock.

        On March 7, 2012, the Company repurchased all of the Series A Preferred Stock in the aggregate amount of $40 million and paid a final dividend to the U.S. Treasury in the amount of $122,000. At the time the Company repurchased the Series A Preferred Stock, it did not repurchase the related warrant. The warrant was outstanding as of the date of this report. For complete discussion and disclosure see "Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources" presented elsewhere in this report.

Regulatory Action

        On February 17, 2010 HCC and HBC entered into a Written Agreement with the Federal Reserve Bank of San Francisco, and the DFI. Under the terms of the Written Agreement, the Company had to obtain the prior written approval of the Federal Reserve and DFI before it could: (i) declare or pay any dividends on common stock or preferred stock; (ii) make any distributions of principal or interest on HCC's outstanding trust preferred securities and related subordinated debt; (iii) incur, increase or guarantee any debt; (iv) redeem any outstanding stock, or; (v) take dividends or any other form of payment that represented a reduction in capital from HBC. The Written Agreement required the Company to submit written plans within certain timeframes to the Federal Reserve and the DFI that addressed the following items: (i) strengthening credit risk management practices; (ii) improving HBC's position with respect to problem loans in excess of $2 million; (iii) maintaining adequate reserves for loan and lease losses; (iv) maintaining sufficient capital at HCC and HBC; (v) improving the management of HBC's liquidity position and funds management practices; and (vi) improving the Company's earnings and overall condition through a business plan and budget. All plans were submitted to the appropriate regulatory agencies, and all plans requiring approval by such agencies were approved.

        In addition, the Agreement: (i) required HBC's Board of Directors or a designated committee thereof to approve any extension, renewal or restructuring of any credit to any borrower whose loans have been "criticized"; (ii) required HBC to charge off loans classified as "loss" by the Federal Reserve and/or DFI; (iii) required the Company to notify the Federal Reserve and DFI no more than 30 days after the end of any quarter in which the capital ratios of HCC or HBC fell below the approved capital plan' minimum levels; (iv) required HCC and HBC to comply with the notice provisions of Section 32 of the Federal Deposit Insurance Act and Subpart H of Regulation Y of the Board of Governors of the Federal Reserve System in connection with appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position; (v) required HCC and HBC to comply with the restrictions on indemnification and severance payments of Section 18(k) of the Federal Deposit Insurance Act and Part 359 of the FDIC's regulations; and (vi) required the Company to provide quarterly progress reports to the Federal Reserve and the DFI.

        In June 2011, the Federal Reserve and the DFI issued a joint order terminating the regulatory Written Agreement. Effective June 9, 2011, the Company and HBC were no longer subject to the terms and conditions of the Written Agreement.

2010 Private Placement

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

        With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Santa Clara, Alameda and Contra Costa county region, the three counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 275 offices that control a combined 56.53% of deposit market share based on June 30, 2011 FDIC market share data. HBC ranks fifteenth with 0.81% share of total deposits based on June 30, 2011 market share data. These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or "participation," of some of the balances to financial institutions that are not within our geographic footprint.

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

Economic Conditions, Government Policies, Legislation, and Regulation

        The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by HBC on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by HBC on interest earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and HBC, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company and HBC cannot be predicted.

        The Company's business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve Board. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target Federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments, and deposits and also affect interest earned on interest earning assets and paid on interest bearing liabilities. The nature and impact of any future changes in monetary and fiscal policies on the Company cannot be predicted.

        From time to time, federal and state legislation is enacted which may have the effect of materially increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. In addition, the various bank regulatory agencies often adopt new rules and regulations and policies to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations or changes in policy may be enacted or the extent to which the business of the Company would be affected thereby. The Company cannot predict whether or when potential legislation will be enacted and, if enacted, the effect that it, or any implemented regulations and supervisory policies, would have on our financial condition or results of operations. In addition, the outcome of any examination, litigation or investigation initiated by state or federal authorities may result in necessary changes in our operations and increased compliance costs.

  The Dodd-Frank Wall Street Reform and Consumer Protection Act

        The Dodd-Frank Act of 2010, as amended ("Dodd-Frank"), represents landmark legislation which followed other legislative and regulatory initiatives in 2008 and 2009 in response to the economic downturn and financial industry instability. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of Dodd-Frank affecting the financial industry are now effective or are in the proposed rule or implementation stage:

  •
  the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation;

  •
  expanded FDIC resolution authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

  •
  the establishment of strengthened capital and liquidity requirements for banks and bank holding companies, including minimum leverage and risk-based capital requirements no less than the strictest requirements in effect for depository institutions as of the date of enactment;

  •
  enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks;

  •
  requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

  •
  the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

  •
  a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage until January 1, 2013, for the full net amount held by depositors in non-interesting bearing transaction accounts;

  •
  authorization for financial institutions to pay interest on business checking accounts;

  •
  changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution's deposit base, but instead, will be its average consolidated total assets less its average tangible equity and increase the minimum reserve ratio for the Deposit Insurance Fund from 1.15% to 1.35%;

  •
  the elimination of remaining barriers to de novo interstate branching by banks;

  •
  expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;

  •
  the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency and state-chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

  •
  provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including: (i) stockholder advisory votes on executive compensation; (ii) executive compensation "clawback" requirements for companies listed on national securities exchanges in the event of materially inaccurate statements of earnings, revenues, gains or other criteria; (iii) enhanced independence requirements for compensation committee members; and (iv) authority for the SEC to adopt proxy access rules which would permit stockholders of publicly traded companies to nominate candidates for election as director and have those nominees included in a company's proxy statement; and

  •
  the creation of a Consumer Financial Protection Bureau, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on banks with more than $10 billion in assets.

        We cannot predict the extent to which the interpretations and implementation of this wide-ranging federal legislation may affect us. Many of the requirements of Dodd-Frank will be implemented over time and most will be subject to regulations implemented over the course of several years. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate lending or new stress testing guidance for all banks) arising out of studies and reports required by Dodd-Frank will not significantly increase our compliance or other operating costs or otherwise have a significant impact on our business, financial condition and results of operations. Dodd-Frank is likely to impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. As a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

  EESA and ARRA

        Previous legislation enacted in response to the recent economic downturn and financial industry instability included the Emergency Economic Stabilization Act of 2008 ("EESA"), enacted on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 ("ARRA"), enacted on February 17, 2009.

        Pursuant to EESA, the United States Department of the Treasury ("U.S. Treasury") was authorized to create the $700 billion Troubled Assets Relief Program ("TARP") to purchase, insure, hold and sell a wide variety of financial instruments, and, as implemented under the Capital Purchase Program, included authorization for up to $250 billion in senior preferred stock of qualifying United States banks and savings associations or their holding companies.

        On November 21, 2008, the Company entered into a Securities Purchase Agreement — Standard Terms with the U.S. Treasury, pursuant to which, among other things, the Company sold Series A Preferred Stock and a warrant to purchase 462,963 shares of common stock to the U.S. Treasury for an aggregate purchase price of $40 million. Under the terms of the Capital Purchase Program, the Company was prohibited from increasing dividends on its common stock and from making certain repurchases of equity securities, including its common stock, without the U.S. Treasury's consent. Furthermore, as long as the Series A Preferred Stock was outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including the Company's common stock, were prohibited until all accrued and unpaid dividends were paid on the Series A Preferred Stock.

        In order to participate in the Capital Purchase Program, financial institutions were required to adopt certain standards for executive compensation and corporate governance. These standards generally applied to the Chief Executive Officer, Chief Financial Officer and the three next most highly compensated senior executive officers. The standards included: (i) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (ii) requiring clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (iii) prohibiting golden parachute payments to senior executives; and (iv) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for these senior executives.

        ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. ARRA imposes certain additional, more stringent executive compensation and corporate expenditure limits on all current and future TARP recipients until the U.S. Treasury is repaid, which is permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.

        The executive compensation standards under ARRA include, but are not limited to: (i) prohibitions on bonuses, retention awards and other incentive compensation, other than restricted stock grants which do not fully vest during the TARP period up to one-third of an employee's total annual compensation; (ii) prohibitions on golden parachute payments for departure from a company; (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria; (iv) prohibitions on compensation plans that encourage manipulation of reported earnings; (v) retroactive review of bonuses, retention awards and other compensation previously provided by TARP recipients if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to the public interest; (vi) establishment of a companywide policy regarding "excessive or luxury expenditures," and (vii) inclusion in a participant's proxy statements for annual stockholder meetings of a non-binding "Say on Pay" stockholder vote on the compensation of executives.

        The Company complied with the executive compensation requirements through March 7, 2012, the date of the Company's repurchase of the Series A Preferred Stock, and has certified as to such compliance in the exhibits attached to this report pursuant to Section 111(b) of EESA.

        On March 7, 2012, the Company repurchased all shares of the Series A Preferred Stock in the aggregate amount of $40 million and paid a final dividend to the U.S. Treasury of $122,000. At the time the Company repurchased the Series A Preferred Stock, it did not repurchase the related warrant. The warrant was outstanding as of the date of this report. For complete discussion and disclosure see "Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources" presented elsewhere in this report.

Supervision and Regulation

  Introduction

        Banking is a complex, highly regulated industry. The primary goals of the regulatory scheme are to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's ("FDIC") insurance fund, and facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, and the DFI.

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

  Heritage Commerce Corp

        General.    As a bank holding company, HCC is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to regulation by the Federal Reserve. Under the BHCA, HCC is subject to periodic examination by the Federal Reserve. HCC is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries as may be required by the Federal Reserve.

        HCC is also a bank holding company within the meaning of Section 3700 of the California Financial Code. Consequently, HCC is subject to examination by, and may be required to file reports with, the DFI. DFI approval may be required for certain mergers and acquisitions.

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

        Affiliate Transactions.    HCC and HBC are deemed affiliates of each other within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions, including compliance with Sections 23A and 23B of the Federal Reserve Act and their implementing regulations. Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (A) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution's capital and surplus; and (B) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (ii) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. Dodd-Frank enhances the requirements for certain transactions with affiliates under Sections 23A and 23B, including an expansion of the definition of "covered transactions" and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

        Source of Strength Doctrine.    Federal Reserve policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. It is the Federal Reserve's position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting their subsidiary bank. Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHCA provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

        Dodd-Frank has added additional guidance regarding the source of strength doctrine and had directed the regulatory agencies to promulgate new regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

        Investments and Acquisition of other Banks.    Subject to certain exceptions, the BHCA and the Change in Bank Control Act of 1978, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under the Exchange Act, or no other person will own a greater percentage of that class of voting securities immediately after the acquisition. Our common stock is registered under Section 12 of the Exchange Act.

        As a bank holding company, we are required to obtain prior approval from the Federal Reserve before: (i) acquiring all or substantially all of the assets of a bank or bank holding company; (ii) acquiring direct or indirect ownership or control of more than 5% of the outstanding voting stock of any bank or bank holding company (unless we own a majority of such bank's voting shares); or (iii) merging or consolidating with any other bank or bank holding company. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank under the Community Reinvestment Act of 1977 ("CRA").

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

        Interstate Banking and Branching.    The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Dodd-Frank eliminates interstate branching restrictions that were implemented as part of the Interstate Banking Act, and removes many restrictions on de novo interstate branching by national and state chartered banks.

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

        Permitted Activities.    Bank holding companies are limited to managing or controlling banks, furnishing services to or performing services for its subsidiaries, and engaging in other activities that the Federal Reserve determines by regulation or order to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public that outweigh possible adverse effects. Possible benefits include greater convenience, increased competition, and gains in efficiency. Possible adverse effects include undue concentration of resources, decreased or unfair competition, conflicts of interest, and unsound banking practices. Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any activity or to terminate ownership or control of any subsidiary when the Federal Reserve has reasonable cause to believe that a serious risk to the financial safety, soundness or stability of any bank subsidiary of that bank holding company may result from such an activity.

        Financial Modernization.    The Gramm - Leach - Bliley Act (the "GLBA"), which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLBA also permits the Federal Reserve and the U.S. Treasury to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the CRA. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and U.S. Treasury to be permissible. HCC has not and has no present plans to submit notice to the Federal Reserve to be a financial holding company. In addition, HBC is subject to other provisions of the GLBA, including those relating to CRA, privacy and the safe-guarding of confidential customer information, regardless of whether HCC elects to become a financial holding company or to conduct activities through a financial subsidiary of HBC.

        The Company does not believe that the GLBA has had, or will have in the near term, a material adverse effect on its operations. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, the GLBA may have the result of increasing the amount of competition from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than HCC and HBC.

        The Sarbanes Oxley Act of 2002.    The Sarbanes Oxley Act of 2002 ("SOX") became effective on July 30, 2002, and represents the most far reaching corporate and accounting reform legislation since the enactment of the Securities Act of 1933 and the Exchange Act. SOX is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements.

        SOX's provisions are significant to all companies that have a class of securities registered under Section 12 of the Exchange Act, or are otherwise reporting to the SEC (or the appropriate federal banking agency) pursuant to Section 15(d) of the Exchange Act, including HCC (collectively, "public companies"). In addition to SEC rulemaking to implement SOX, The NASDAQ Stock Market has adopted corporate governance rules intended to allow shareholders to more easily and effectively monitor the performance of companies and directors. The principal provisions of SOX provide for and include, among other things: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements; (iv) the forfeiture of bonuses or other incentive based compensation and profits from the sale of a public company's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (v) an increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the public company's independent auditors; (vi) requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the public company; (vii) requirements that public companies disclose whether at least one member of the audit committee is a "financial expert' (as such term is defined by the SEC) and if not discuss, why the audit committee does not have a financial expert; (viii) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (ix) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions on non-preferential terms and in compliance with other bank regulatory requirements; (x) disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; (xi) a range of enhanced penalties for fraud and other violations; and (xii) expanded disclosure and certification relating to a public company's disclosure controls and procedures and internal controls over financial reporting.

  Heritage Bank of Commerce

        General.    As a California commercial bank whose deposits are insured by the FDIC, HBC is subject to regulation, supervision, and regular examination by the DFI and by the Federal Reserve, as HBC's primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to "insiders", including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties. Dodd-Frank expanded definitions and restrictions on transactions with affiliates and insiders under Section 23A and 23B and also lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions.

        Pursuant to the Federal Deposit Insurance Act ("FDIA") and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, HBC may form subsidiaries to engage in the many so-called "closely related to banking" or "nonbanking" activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to GLBA, California banks may conduct certain "financial" activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains "well-capitalized," "well-managed" and in satisfactory compliance with the CRA.

        HBC is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, HBC is required to own a certain amount of capital stock in the FHLB. At December 31, 2011, HBC was in compliance with the FHLB's stock ownership requirement. Federal Reserve stock is carried at cost and may be sold back to the Federal Reserve at its carrying value. Cash dividends received are reported as income.

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

        Community Reinvestment Act.    The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations.

        The federal banking agencies have adopted regulations which measure a bank's compliance with its CRA obligations on a performance based evaluation system. This system bases CRA ratings on an institution's actual lending service and investment performance rather than the extent to which the institution conducts needs assessments, documents community outreach or complies with other procedural requirements. The ratings range from "outstanding" to a low of "substantial noncompliance." HBC had a CRA rating of "satisfactory" as of its most recent regulatory examination.

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

        Environmental Regulation.    Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC. Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC's primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire. Based on a general survey of HBC's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2011.

        Safeguarding of Customer Information and Privacy.    The Federal Reserve and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require financial institutions to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. HBC has adopted a customer information security program to comply with such requirements.

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

        USA Patriot Act of 2001.    On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). Enacted in response to the terrorist attacks on September 11, 2001, the Patriot Act is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide-ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

        Material deficiencies in anti-money laundering compliance can result in public enforcement actions by the banking agencies, including the imposition of civil money penalties and supervisory restrictions on growth and expansion. Such enforcement actions could also have serious reputation consequences for the Company.

        Office of Foreign Assets Control Regulation.    The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the "OFAC" rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (the "OFAC"). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from the OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

  Enforcement Authority

        The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution's capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DFI or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of HBC's operations are unsatisfactory or that HBC or its management is violating or has violated any law or regulation, the DFI and the Federal Reserve, and separately the FDIC as insurer of the HBC's deposits, have residual authority to:

  •
  Require affirmative action to correct any conditions resulting from any violation or practice;

  •
  Direct an increase in capital and the maintenance of higher specific minimum capital ratios, which may preclude HBC from being deemed well capitalized and restrict its ability to accept certain brokered deposits;

  •
  Restrict HBC's growth geographically, by products and services, or by mergers and acquisitions, including bidding in FDIC receiverships for failed banks;

  •
  Enter into or issue informal or formal enforcement actions, including required Board of Directors' resolutions, memoranda of understanding, written agreements and consent or cease and desist orders or prompt corrective action orders to take corrective action and cease unsafe and unsound practices;

  •
  Require prior approval of senior executive officer or director changes; remove officers and directors and assess civil monetary penalties; and

  •
  Take possession of and close and liquidate HBC or appoint the FDIC as receiver.

  Deposit Insurance

        The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures our customer deposits through the Deposit Insurance Fund (the "DIF") up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000 and all non-interest-bearing transaction accounts are insured through December 31, 2012. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors. Due to the increased number of bank failures and losses incurred by DIF, as well as the recent extraordinary programs in which the FDIC has been involved to support the banking industry generally, the FDIC's DIF was substantially depleted and the FDIC has incurred substantially increased operating costs. In November, 2009, the FDIC adopted a requirement for institutions to prepay in 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. HBC was exempted from the prepayment requirement by the FDIC.

        As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (i) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35% (from the former minimum of 1.15%) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.5%) and consequently on the size of the DIF; (ii) requires that the fund reserve ratio reach 1.35% by September 30, 2020; (iii) eliminates the requirement that the FDIC provide dividends from the DIF when the reserve ratio is between 1.35% and 1.5%; and (iv) continues the FDIC's authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.5%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDIA continues to require that the FDIC's Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027. In connection with these changes, we expect our FDIC deposit insurance premiums to increase.

        On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.5%, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds. Larger insured depository institutions will likely pay higher assessments to the DIF than under the old system. Additionally, the final rule includes a new adjustment for depository institution debt whereby an institution would pay an additional premium equal to 50 basis points on every dollar of long-term, unsecured debt held as an asset that was issued by another insured depository institution (excluding debt guaranteed under the Transaction Account Guaranty Program) to the extent that all such debt exceeds 3% of the other insured depository institution's Tier 1 capital. The new rule became effective for the quarter beginning April 1, 2011.

        Our FDIC insurance expense totaled $1.3 million for 2011. FDIC insurance expense includes deposit insurance assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rates, which are determined quarterly, was 0.00250% of insured deposits for the first quarter of fiscal 2011 and 0.00170% of average total assets less average tangible equity for the second quarter of 2011, and 0.00165% of average total assets less average tangible equity for the third quarter of 2011. As of the date of this report, the Company had not received the FICO assessment for the fourth quarter of 2011.

        We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures or if the FDIC otherwise determines, we may be required to pay even higher FDIC premiums than the recently increased levels. These announced increases and any future increases in FDIC insurance premiums may have a material and adverse effect on our earnings and could have a material adverse effect on the value of, or market for, our common stock.

        The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank's depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank's charter by the DFI.

  Capital Adequacy Requirements

        Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. Increased capital requirements are expected as a result of expanded authority set forth in Dodd-Frank and the Basel III international supervisory developments discussed below. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. See "Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Capital Resources."

        The current risk-based capital guidelines for bank holding companies and banks adopted by the federal banking agencies are intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, such as loans, and those recorded as off-balance sheet items, such as commitments, letters of credit and recourse arrangements. The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks and dividing its qualifying capital by its total risk-adjusted assets and off-balance sheet items. Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.

        Qualifying capital is classified depending on the type of capital:

  •
  "Tier 1 capital" currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. The capital received from trust preferred offerings also qualifies as Tier 1 capital, subject to the new provisions of Dodd-Frank. Under Dodd-Frank, depository institution holding companies with more than $15 billion in total consolidated assets as of December 31, 2009, will no longer be able to include trust preferred securities as Tier 1 regulatory capital after the end of a three-year phase-out period beginning 2013, and would need to replace any outstanding trust preferred securities issued prior to May 19, 2010 with qualifying Tier 1 regulatory capital during the phase-out period. For institutions like HCC with less than $15 billion in total consolidated assets, existing trust preferred capital will still qualify as Tier 1. Small bank holding companies with less than $500 million in assets could issue new trust preferred which could still qualify as Tier 1; however, the market for any new trust preferred capital raises is uncertain.

  •
  "Tier 2 capital" includes hybrid capital instruments, other qualifying debt instruments, a limited amount of the allowance for loan and lease losses, and a limited amount of unrealized holding gains on equity securities. Following the phase-out period under Dodd-Frank, trust preferred securities will be treated as Tier 2 capital for those financial institutions with consolidated assets in excess of $15 billion.

  •
  "Tier 3 capital" consists of qualifying unsecured debt.

The sum of Tier 2 and Tier 3 capital may not exceed the amount of Tier 1 capital.

        Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio. To be deemed "well capitalized" a bank must have a total risk-based capital ratio and a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10% and 6%, respectively. At December 31, 2011, the respective capital ratios of HCC and HBC exceeded the minimum percentage requirements to be deemed "well-capitalized" under the regulatory framework for prompt corrective action. As of December 31, 2011, HBC's total risk-based capital ratio was 19.7% and its Tier 1 risk-based capital ratio was 18.5%. As of December 31, 2011, HCC's total risk-based capital ratio was 21.9% and its Tier 1 risk-based capital ratio was 20.6%.

        HCC and HBC are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. For a depository institution to be considered "well capitalized" under the regulatory framework for prompt corrective action, its leverage ratio must be at least 5.0%. As of December 31, 2011, HBC's leverage capital ratio was 13.7%, and HCC's leverage capital ratio was 15.3%, both ratios exceeding regulatory minimums.

        The federal banking agencies may change existing capital guidelines or adopt new capital guidelines in the future and have required many banks and bank holding companies subject to enforcement actions to maintain capital ratios in excess of the minimum ratios otherwise required to be deemed well capitalized, in which case institutions may no longer be deemed well capitalized and may therefore be subject to restrictions on taking brokered deposits.

  Basel Accords

        The federal bank regulatory authorities' risk-based capital guidelines are based upon the 1988 capital accord (referred to as "Basel I") of the International Basel Committee on Banking Supervision ("Basel Committee"). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. A new framework and accord referred to as Basel II evolved from 2004 to 2006 out of the efforts to revise capital adequacy standards for internationally active banks. Basel II emphasizes internal assessment of credit, market and operational risk; supervisory assessment and market discipline in determining minimum capital requirements and became mandatory for large or "core" international banks outside the United States in 2008 (total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Basel II was optional for others, and if adopted, must first be complied with in a "parallel run" for two years along with the existing

Basel I standards. The Company is not required to comply with Basel II and has not elected to apply the Basel II standards.

        The United States federal banking agencies issued a proposed rule for banking organizations that do not use the "advanced approaches" under Basel II. While this proposed rule generally parallels the relevant approaches under Basel II, it diverges where United States markets have unique characteristics and risk profiles. A definitive final rule has not yet been issued. The United States banking agencies indicated, however, that they would retain the minimum leverage requirement for all United States banks.

        In June 2008, the federal banking agencies issued a proposed rule for banking organizations that do not use the "advanced approaches" of Basel II with the option to adopt a method to determine required regulatory capital that is more risk sensitive than the current Basel I-based rules. The proposed standardized framework addresses: (i) expanding the number of risk-weight categories to which credit exposures may be assigned; (ii) using loan-to-value ratios to risk weight most residential mortgages to enhance the risk sensitivity of the capital requirement; (iii) providing a capital charge for operational risk using the Basic Indicator Approach under the international Basel II capital accord; (iv) emphasizing the importance of a bank's assessment of its overall risk profile and capital adequacy; and (v) providing for comprehensive disclosure requirements to complement the minimum capital requirements and supervisory process through market discipline. A definitive final rule has not been issued. The United States banking agencies indicated, however, that they would retain the minimum leverage requirement for all United States banks.

        In response to the economic and financial industry crisis, the Basel Committee on Banking Supervision and their oversight body — the Group of Central Bank Governors and Heads of Supervision ("GHOS") — set out in late 2009 to work on global initiatives to strengthen the financial regulatory system. In July 2010, the GHOS agreed on key design elements and in September 2010 agreed to transition and implementation measures. This reform package is known as Basel III, and it is designed to strengthen the regulation, supervision and risk management of the banking sector. In particular, Basel III strengthens existing capital requirements and introduces a global liquidity standard. It is expected that implementation of the higher minimum capital requirements under Basel III will begin on January 1, 2013 as member countries must implement new laws and regulations to implement the Basel III rules.

        Basel III provides for increases in the minimum Tier 1 common equity ratio and the minimum requirement for the Tier 1 capital ratio. Basel III additionally includes a "capital conservation buffer" on top of the minimum requirement designed to absorb losses in periods of financial and economic distress; and an additional required countercyclical buffer percentage to be implemented according to a particular nation's circumstances. These capital requirements are further supplemented under Basel III by a non-risk-based leverage ratio.

        The Basel III liquidity proposals have three main elements: (i) a "liquidity coverage ratio" designed to meet the bank's liquidity needs over a 30-day time horizon under an acute liquidity stress scenario; (ii) a "net stable funding ratio" designed to promote more medium and long-term funding over a one-year time horizon; and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors.

        Final provisions to the Basel Committee's Basel III proposals are projected to be implemented by December 31, 2012. Implementation of Basel III in the United States will require regulations and guidelines by United States banking regulators, which may differ in significant ways from the recommendations published by the Basel Committee. It is unclear how United States banking regulators will define "well-capitalized" in their implementation of Basel III and to what extent and when smaller banking organizations in the United States will be subject to these regulations and guidelines. Basel III standards, if adopted, would lead to significantly higher capital requirements, higher capital charges and more restrictive leverage and liquidity ratios.

        Although Basel III is intended to be implemented by participating countries for large, internationally active banks, its provisions are likely to be considered by United States banking regulators in developing new regulations applicable to other banks in the United States, including HBC. United States banking regulators must also implement Basel III in conjunction with the provisions of Dodd-Frank. The regulations ultimately applicable to the Company may be substantially different from the Basel III final framework. Requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity.

  Prompt Corrective Action Provisions

        The FDIA provides a framework for regulation of depository institutions and their affiliates, including parent holding companies, by their federal banking regulators. Among other things, it requires the relevant federal banking regulator to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution's classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio.

        The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset quality and growth; (v) earnings; (vi) risk management; and (vii) compensation and benefits.

        A depository institution's category of compliance under the prompt corrective action regulations will depend upon how its capital levels compare with various relevant capital measures and the other factors established by the regulations. A bank will be:

  •
  "well capitalized" if the institution has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

  •
  "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or 3% if the institution receives the highest rating from its primary regulator) and is not "well capitalized";

  •
  "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0% (or 3% if the institution receives the highest rating from its primary regulator);

  •
  "significantly undercapitalized" if the institution has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%; and

  •
  "critically undercapitalized" if the institution's tangible equity is equal to or less than 2.0% of average quarterly tangible assets.

        An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters.

        The FDIA generally prohibits a depository institution from making any capital distributions (including payment of a dividend) or paying any management fee to its parent holding company if the depository institution would thereafter be "undercapitalized." "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. The regulatory agencies may not accept such a plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The bank holding company must also provide appropriate assurances of performance. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to 5.0% of the depository institution's total assets at the time it became undercapitalized; and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

        The appropriate federal banking agency may, under certain circumstances, reclassify a well-capitalized insured depository institution as adequately capitalized. The FDIA provides that an institution may be reclassified if the appropriate federal banking agency determines (after notice and opportunity for a hearing) that the institution is in an unsafe or unsound condition or deems the institution to be engaging in an unsafe or unsound practice. The appropriate agency is also permitted to require an adequately capitalized or undercapitalized institution to comply with the supervisory provisions as if the institution were in the next lower category (but not treat a significantly undercapitalized institution as critically undercapitalized) based on supervisory information other than the capital levels of the institution.

  Dividends

        It is the Federal Reserve's policy that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. It is also the Federal Reserve's policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to its banking subsidiaries. Additionally, in consideration of the current financial and economic environment, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policy and has discouraged payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

        HBC is a legal entity that is separate and distinct from its holding company. HCC receives income through dividends paid by HBC. Subject to the regulatory restrictions which currently further restrict the ability of HBC to declare and pay dividends, future cash dividends by HBC will depend upon management's assessment of future capital requirements, contractual restrictions, and other factors.

        The powers of the Board of Directors of HBC to declare a cash dividend to HCC is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank's retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where this test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (i) retained earnings of the bank; (ii) the net income of the bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year. A bank may also with the prior approval of the DFI and approval of the bank's shareholders distribute a dividend in connection with a reduction of capital of the bank. If the DFI determines that the shareholders' equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend. Since HBC is an FDIC-insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

        The California General Corporation Law prohibits HCC from making distributions, including dividends, to holders of its common stock or preferred stock unless either of the following tests are satisfied: (i) the amount of retained earnings immediately prior to the distribution equals or exceeds the sum of (A) the amount of the proposed distribution plus (B) any cumulative dividends in arrears on all shares having a preference with respect to the payment of dividends over the class or series to which the applicable distribution is being made; or (ii) immediately after the distribution, the value of HCC's consolidated assets would equal or exceed the sum of its total liabilities, plus the amounts that would be payable to satisfy the preferential rights of other shareholders upon a dissolution that are superior to the rights of the shareholders receiving the distribution.

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

  Federal Banking Agency Compensation Guidelines

        Guidelines adopted by the federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. In June 2010, the federal bank regulatory agencies jointly issued additional comprehensive guidance on incentive compensation policies (the "Incentive Compensation Guidance") intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. Any deficiencies in compensation practices that are identified may be incorporated into the organization's supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

        On February 7, 2011, the Board of Directors of the FDIC approved a joint proposed rule to implement Section 956 of Dodd-Frank for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would move the U.S. closer to aspects of international compensation standards by: (i) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; (ii) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; (iii) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iv) requiring policies and procedures for incentive-based compensation arrangements that are commensurate the size and complexity of the institution; and (v) requiring annual reports on incentive compensation structures to the institution's appropriate Federal regulator.

        The scope, content and application of the U.S. banking regulators' policies on incentive compensation continue to evolve in the aftermath of the economic downturn. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company to hire, retain and motivate key employees.

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

Employees

        At December 31, 2011, the Company had 189 full-time equivalent employees. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

Risks Relating to Recent Economic Conditions and Governmental Response Efforts

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions generally.

        Negative developments in 2008 and 2009 in the financial services industry have resulted in uncertainty in the financial markets in general and a related general economic downturn, which have continued through 2011. In addition, as a consequence of the recent U.S. recession, businesses across a wide range of industries have faced serious difficulties due to the decrease in consumer spending, reduced consumer confidence brought on by deflated home prices, among other things, and reduced liquidity in the credit markets. Unemployment also increased significantly over the past several years.

        As a result of these financial and economic crises, many lending institutions, including HCC, have experienced in recent years declines in the performance of their loans, including construction, land development and land loans, commercial real estate loans and other commercial and consumer loans. Moreover, competition among depository institutions for core deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has been more difficult compared to years prior to the economic downturn. As a result, bank regulatory agencies have been, and are expected to continue to be, very aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders. The impact of new legislation in response to these developments may negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance or our stock price.

        In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan losses. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the United States banking system.

        If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition, results of operations, and cash flows. EESA, which established TARP, was signed into law on October 3, 2008. As part of TARP, the U.S. Treasury established the Capital Purchase Program to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the United States financial markets. Then, on February 17, 2009, ARRA was signed into law as a sweeping economic recovery package intended to stimulate the economy and provide for broad infrastructure, energy, health, and education needs.

        There have been numerous actions undertaken in connection with or following EESA and ARRA by the Federal Reserve, Congress, U.S. Treasury, the SEC and the federal bank regulatory agencies in efforts to address the current liquidity and credit crisis in the financial industry that followed the subprime mortgage market meltdown which began in late 2007. These measures included homeowner relief that encourages loan restructuring and modification; the temporary increase in FDIC deposit insurance from $100,000 to $250,000; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the Federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the United States banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company's business, financial condition and results of operations could be materially and adversely affected.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

        Recent government efforts to strengthen the U.S. financial system have resulted in the imposition of additional regulatory requirements, including expansive financial services regulatory reform legislation. Dodd-Frank sets out sweeping regulatory changes. Changes imposed by Dodd-Frank include, among others: (i) new requirements on banking, derivative and investment activities, including modified capital requirements, the repeal of the prohibition on the payment of interest on business demand accounts, and debit card interchange fee requirements; (ii) corporate governance and executive compensation requirements; (iii) enhanced financial institution safety and soundness regulations, including increases in assessment fees and deposit insurance coverage; and (iv) the establishment of new regulatory bodies, such as the Bureau of Consumer Financial Protection. Certain provisions are effective immediately; however, much of the Financial Reform Act is subject to further rulemaking and/or studies and will take effect over several years, making it difficult to anticipate the overall financial impact on us and the financial services industry more generally. Nonetheless, we anticipate increased costs associated with these new regulations.

        Current and future legal and regulatory requirements, restrictions and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and accompanying rules and may make it more difficult for us to attract and retain qualified executive officers and employees.

The FDIC's restoration plan and the related increased assessment rate could adversely affect our earnings.

        As a result of a series of financial institution failures and other market developments, the deposit insurance fund, or DIF, of the FDIC has been significantly depleted and reduced the ratio of reserves to insured deposits. As a result of recent economic conditions and the enactment of Dodd-Frank, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

The impact of the new Basel III capital standards may impose enhanced capital adequacy standards on us.

        On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III, which were approved in November 2010 by the G20 leadership. Basel III increases the minimum Tier 1 common equity ratio to 4.5%, net of regulatory deductions, and introduces a capital conservation buffer of an additional 2.5% of common equity to risk-weighted assets, raising the target minimum common equity ratio to 7%. Basel III increases the minimum Tier 1 capital ratio to 8.5% inclusive of the capital conservation buffer, increases the minimum total capital ratio to 10.5% inclusive of the capital buffer and introduces a countercyclical capital buffer of up to 2.5% of common equity or other fully loss absorbing capital for periods of excess credit growth. Basel III also introduces a non-risk adjusted Tier 1 leverage ratio of 3%, based on a measure of total exposure rather than total assets, and new liquidity standards. The Basel III capital standards will be phased in from January 1, 2013 until January 1, 2019, and it is not yet known how these standards will be implemented by United States regulators generally, or how they will be applied to banks of our size. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Risks Related to Our Market and Business

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

        We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. Due to recent economic conditions affecting the real estate market, many lending institutions, including us, have experienced substantial declines in the performance of their loans, including construction, land development loans and land loans. The value of real estate collateral supporting many construction and land development loans, land loans, commercial loans and multi family loans have declined and may continue to decline. Recent negative developments in the financial industry and credit markets may continue to adversely impact our financial condition and results of operations.

Our interest expense may increase following the repeal of the federal prohibition on payment of interest on demand deposits.

        The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed as part of Dodd-Frank. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. Our interest expense will increase and our net interest margin will decrease if HBC begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition, net income and results of operations.

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

        In addition, we evaluate all loans identified impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains a number of commercial real estate, construction, and land development loans with relatively large balances, a deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers, such as changes resulting from the current, and potentially worsening, economic conditions or as a result of incorrect assumptions by management in determining the allowance for loan losses. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

        At December 31, 2011, nonperforming loans, including nonaccrual loans held-for-sale, were 2.20% of the total loan portfolio and 1.29% of total assets. Nonperforming assets adversely affect our earnings in various ways. Until economic and market conditions improve, we may continue to incur losses relating to an increase in nonperforming assets. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers' performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition.

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

        For the year ended December 31, 2011, we recorded a $4.5 million provision for loan losses, charged-off $10.9 million of loans, and recovered $1.9 million of loans. Since 2008 there has been a significant slowdown in the real estate markets in portions of counties in California where a majority of our loan customers, including our largest borrowing relationships, are based. This slowdown reflects declining prices in real estate, higher levels of inventories of homes and higher vacancies in commercial and industrial properties, all of which have contributed to financial strain on real estate developers and suppliers. At December 31, 2011, we had $311.5 million in commercial and residential real estate loans and $23.0 million in land and construction real estate loans, excluding loans held-for-sale, of which $2.1 million and $3.3 million, respectively, were on nonaccrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Continued deterioration in the real estate market could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, results of operations and capital.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

        Our earnings and cash flows are highly dependent upon net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest bearing liabilities such as deposits and borrowed funds. Our net interest income (including net interest spread and margin) and ultimately our earnings are impacted by changes in interest rates and monetary policy. Changes in interest rates and monetary policy can impact the demand for new loans, the credit profile of our borrowers, the yields earned on loans and securities and rates paid on deposits and borrowings. Given our current volume and mix of interest bearing liabilities and interest earning assets, we would expect our interest rate spread (the difference in the rates paid on interest bearing liabilities and the yields earned on interest earning assets) as well as net interest income to increase if interest rates rise and, conversely, to decline if interest rates fall. Additionally, increasing levels of competition in the banking and financial services business may decrease our net interest spread as well as net interest margin by forcing us to offer lower lending interest rates and pay higher deposit interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates (such as a sudden and substantial increase in Prime and Overnight Fed Funds rates) as well as increasing competition may require us to increase rates on deposits at a faster pace than the yield we receive on interest earning assets increases. The impact of any sudden and substantial move in interest rates and/or increased competition may have an adverse effect on our business, financial condition and results of operations, as our net interest income (including the net interest spread and margin) may be negatively impacted.

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

        Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2011, 33% of our deposit base was comprised of noninterest bearing deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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

We depend on cash dividends from our subsidiary bank to meet our cash obligations which may impair our ability to fulfill our obligations.

        As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to service the interest payments on our trust preferred securities, dividends on our preferred stock and other obligations, including any cash dividends on our common stock. Various statutory provisions restrict the amount of dividends HBC can pay to HCC without regulatory approval. HBC's ability to pay dividends to HCC is also limited by the California Financial Code. See "Item 1 — Business-Supervision and Regulation — Dividends."

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

        A further downturn in our real estate markets could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial, land development and construction) is a large portion of our loan portfolio. At December 31, 2011, approximately $311.5 million, or 41% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. Included in the $311.5 million of loans secured by real estate were $157.2 million (or 51%) of owner-occupied loans. The real estate securing our loan portfolio is concentrated in California which has experienced a significant decline in real estate values. There have been adverse developments affecting real estate values in one or more of our markets. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters particular to California. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values, including values of land held for development, continue to decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

        At December 31, 2011, land and construction loans, including land acquisition and development total $23.0 million or 3% of our loan portfolio. This amount was comprised of 4% owner occupied and 96% non-owner occupied construction and land loans. At December 31, 2011, there were no unfunded amounts in the land and construction real estate loan portfolio. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent primarily on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment. If our appraisal of the value of the completed project proves to be overstated, our collateral may be inadequate for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

        In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is conducted, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral backing a loan may be less than supposed, and if a default occurs we may not recover the outstanding balance of the loan.

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

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2011, we had a net deferred tax asset of $21.9 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

We face strong competition from financial service companies and other companies that offer banking services.

        We face substantial competition in all phases of our operations from a variety of different competitors. Our competitors, including larger commercial banks, community banks, savings and loan associations, mutual savings banks, credit unions, consumer finance companies, insurance companies, securities dealers, brokers, mortgage bankers, investment advisors, money market mutual funds and other financial institutions, compete with lending and deposit gathering services offered by us. Increased competition in our markets may result in reduced loans and deposits.

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

        The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables us to reduce costs. Our future success will depend in part upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our market areas. In order to anticipate and develop new technology, we employ a qualified staff of internal information system specialists and consider this area a core part of our business. We do not develop our own software products, but have been able to respond to technological changes in a timely manner through association with leading technology vendors. We must continue to make substantial investments in technology which may affect our results of operations. If we are unable to make such investments, or we are unable to respond to technological changes in a timely manner, our operating costs may increase which could adversely affect our results of operations.

System failure or breaches of our network security could subject us to increased operating costs as well as litigation and other liabilities.

        The computer systems and network infrastructure we use could be vulnerable to unforeseen problems. Our operations are dependent upon our ability to protect our computer equipment against damage from physical theft, fire, power loss, telecommunications failure or a similar catastrophic event, as well as from security breaches, denial of service attacks, viruses, worms and other disruptive problems caused by hackers. Any damage or failure that causes an interruption in our operations could have a material adverse effect on our financial condition and results of operations. Computer break-ins and other disruptions could also jeopardize the security of information stored in and transmitted through our computer systems and network infrastructure, which may result in significant liability to us and may cause existing and potential customers to refrain from doing business with us. We employ external auditors to conduct auditing and testing for weaknesses in our systems, controls, firewalls and encryption to reduce the likelihood of any security failures or breaches. Although we, with the help of third party service providers and auditors, intend to continue to implement security technology and establish operational procedures to prevent such damage, there can be no assurance that these security measures will be successful. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms we and our third party service providers use to encrypt and protect customer transaction data. A failure of such security measures could have a material adverse effect on our financial condition and results of operations.

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

Reputational risk can adversely affect our business.

        Threats to our reputation can come from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

Risks Related to Our Securities

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

Our outstanding Series C Preferred Stock impacts net income available to our common shareholders and earnings per common share, and conversion of our Series C Preferred Stock or exercise of the warrant issued to the U.S. Treasury will be dilutive to holders of our common stock.

        The dividends declared and the accretion on our outstanding Series C Preferred Stock reduce the net income available to common shareholders and our earnings per common share. Our Series C Preferred Stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up.

        The ownership interest of the existing holders of our common stock will be diluted to the extent the warrant issued to the U.S. Treasury is exercised. The shares of common stock underlying the warrant represent approximately 2% of the shares of our common stock outstanding as of December 31, 2011. Although the U.S. Treasury has agreed to not vote any of the common shares it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any common shares acquired upon exercise of the warrant is not bound by this restriction. The terms of the warrant include an anti-dilution adjustment which provides that, if we issue common shares or securities convertible or exercisable into, or exchangeable for, common shares at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number of common shares to be issued would increase and the per share price of common shares to be purchased pursuant to the warrant would decrease.

        The ownership interest of our existing holders of common stock will be diluted to the extent our Series C Preferred Stock is automatically converted into common stock. The Series C Preferred Stock is convertible into an aggregate of 5,601,000 shares of our common stock upon a transfer of the Series C Preferred Stock to a transferee not affiliated with the holder in a widely dispersed offering. The shares of common stock underlying the Series C Preferred Stock represent approximately 21% of the shares of our common stock outstanding on December 31, 2011.

Holders of our subordinated debt have rights that are senior to those of our common and preferred shareholders.

        We have supported our continued growth through four issuances of trust preferred securities from four separate special purpose trusts and related issuance of subordinated debt to these trusts. At December 31, 2011, we had outstanding subordinated debt totaling $23.7 million. Payments of the principal and interest on the subordinated debt are fully and unconditionally guaranteed by us. Further, the accompanying subordinated debt we issued to the special purpose trusts are senior to our outstanding shares of common stock and preferred stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock or preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our preferred stock or common stock. We have the right to defer interest payments on our subordinated debt and the related trust preferred securities for up to five years, during which time no cash dividends may be paid on our common stock or preferred stock. In the event HCC does not have sufficient funds or HBC is unable to pay dividends to HCC, then we may be unable to pay the amounts due to the holders of the junior subordinated debt securities and we would then be unable to declare and pay any dividends on our common stock or preferred stock.

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

        The trading price of the shares of our common stock will depend on many factors, which may change from time to time and which may be beyond our control, including, without limitation, our financial condition, performance, creditworthiness and prospects, future sales or offerings of our equity or equity related securities, and other factors identified above under "Cautionary Note Regarding Forward Looking Statements," "Risk Factors" and below. These broad market fluctuations have adversely affected and may continue to adversely affect the market price of our common stock. Among the factors that could affect our stock price are:

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

  •
  future sales of our equity, equity related or debt securities;

  •
  proposed or adopted regulatory changes or developments;

  •
  anticipated or pending investigations, proceedings, or litigation that involve or affect us;

  •
  trading activities in our common stock, including short selling;

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

        Under the California Financial Code, no person may, directly or indirectly, acquire control of a California state bank or its holding company unless the DFI has approved such acquisition of control. A person would be deemed to have acquired control of HBC if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of Heritage Bank of Commerce; or (ii) to direct or cause the direction of the management and policies of HBC. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control HBC.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

        None.

ITEM 2 — PROPERTIES

        The main and executive offices of HCC and HBC are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 387 Diablo Road in Danville, California 94526, at 3077 Stevenson Boulevard in Fremont, California 94538, at 300 Main Street in Pleasanton, California 94566, at 101 Ygnacio Valley Road in Walnut Creek, California 94596, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 419 S. San Antonio Road in Los Altos, California 94022, and at 175 E. El Camino Real in Mountain View, California 94040. The Company also has a loan production office located at 740 4th Street, Suite 114, Santa Rosa, CA 95404.

Main Offices

        The main offices of HBC are located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen-story Class-A type office building. All three floors, consisting of approximately 35,547 square feet, are subject to a direct lease dated April 13, 2000, as amended, which expires on May 31, 2015. The current monthly rent payment for the first two floors, consisting of approximately 22,723 square feet, is $60,272 and is subject to 3% annual increases until the lease expires. The current monthly rent payment for the third floor, which consists of approximately 12,824 square feet, is $53,861 until the lease expires. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

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

Branch Offices

        In March of 1999, the Company leased approximately 7,260 square feet in a one-story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $12,427 until the lease expires on October 31, 2014.

        In May of 2006, the Company leased approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $4,978 and is subject to annual increases of 2% until the lease expires on September 30, 2016. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In April of 2007, the Company leased approximately 3,850 square feet on the first floor in a four-story multi-tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $14,300 and is subject to annual increases of 3% until the lease expires on August 15, 2014. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In June of 2007, as part of the acquisition of Diablo Valley Bank the Company took ownership of an 8,300 square foot one-story commercial building, including the land, located at 387 Diablo Road in Danville, California. The Company also assumed a lease for approximately 4,096 square feet in a one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $14,766 and is subject to annual increases of 3% until the lease expires on October 31, 2017.

        In August of 2007, the Company extended its lease for approximately 6,590 square feet in a one-story stand-alone office building located at 3077 Stevenson Boulevard in Fremont, California. The current monthly rent payment is $14,834 and is subject to annual increases of 3% until the lease expires on February 28, 2013. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In February 2008, the Company extended its lease for approximately 4,840 square feet in a one-story multi-tenant shopping center located at 175 E. El Camino Real in Mountain View, California. The current monthly rent payment is $15,283 and is subject to annual increases, based on the Consumer Price Index of the Bureau of Labor Statistics as defined in the lease agreement. The lease expires on May 31, 2013; however, the Company has reserved the right to extend the term of the lease for one additional period of five years.

        In June of 2008, the Company entered into a sublease agreement for approximately 5,213 square feet on the first floor in a two-story multi- tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $18,228 and is subject to annual increases of 3% until the sublease expires on April 30, 2012. After the sublease has expired, occupancy will continue under a direct lease, also entered into in June of 2008. The monthly rent payment beginning on May 1, 2012 will be $24,501 and is subject to annual increases of 3% until the lease expires on April 30, 2018. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In December of 2008, the Company extended its lease for approximately 1,920 square feet in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $5,770 and is subject to annual increases of 3% until the lease expires on November 30, 2013. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Loan Production Office

        In October of 2011, the Company renewed its lease for approximately 250 square feet of office space located at 740 Fourth Street in Santa Rosa, California. The current monthly rent payment is $1,287 until the lease expires on October 7, 2012.

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

ITEM 4 — RESERVED

PART II

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The Company's common stock is listed on the NASDAQ Global Select Market under the symbol "HTBK." Management is aware of the following securities dealers which make a market in the Company's common stock: Automated Trading Desk Financial Services, LLC, Fig Partners, LLC, LATOUR TRADING LLC, Cantor Fitzgerald & Co., Citadel Securities LLC, Citadel Derivatives Group LLC,

Cowen and Company, LLC, Crowell, Weedon & Co., D.A. Davidson & Co., E*Trade Capital Markets Llc, Credit Suisse Securities (USA) LLC, Goldman, Sachs & Co., RODMAN & RENSHAW, LLC, Keefe, Bruyette & Woods, Inc., Barclays Capital Inc./Le, Merrill Lynch, Pierce, Fenner & Smith Incorporated, McAdams Wright Ragen, Inc., Knight Capital Americas, L.P., Nasdaq Execution Services, LLC., Pershing LLC, Raymond James & Associates, Inc., Sandler, O'Neill & Partners, L.P., Two Sigma Securities, LLC, Stifel, Nicolaus & Company, Incorporated, Susquehanna Financial Group, LLP, Susquehanna Capital Group, Timber Hill LLC, and UBS Securities LLC. These market makers have committed to make a market for the Company's common stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future.

        The information in the following table for 2011 and 2010 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price
			Dividend Per Share
Quarter	High	Low
Year ended December 31, 2011:
Fourth quarter	$5.20	$3.75	$—
Third quarter	$5.14	$3.85	$—
Second quarter	$5.44	$4.63	$—
First quarter	$5.10	$4.27	$—
Year ended December 31, 2010:
Fourth quarter	$4.50	$3.49	$—
Third quarter	$3.77	$3.36	$—
Second quarter	$5.83	$3.55	$—
First quarter	$4.48	$3.40	$—

        The closing price of our common stock on February 15, 2012 was $5.15 per share as reported by the NASDAQ Global Select Market.

        As of February 15, 2012, there were approximately 700 holders of record of common stock. There are no other classes of common equity outstanding.

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

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series C Preferred Stock.

        The decision whether to pay dividends will be made by our Board of Directors in light of conditions then existing, including factors such as our results of operations, financial condition, business conditions, regulatory capital requirements and covenants under any applicable contractual arrangements, including agreements with regulatory authorities.

        For information on the statutory and regulatory limitations on the ability of the Company to pay dividends and on HBC to pay dividends to HCC see "Item 1 — Business — Supervision and Regulation — Dividends."

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2011 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,275,919(1)	$14.32	523,595(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
Consists of 137,419 options to acquire shares of common stock issued under the Company's 1994 stock option plan, and 1,138,500 options to acquire shares under the Company's Amended and Restated 2004 Equity Plan.

(2)
Available under the Company's Amended and Restated 2004 Equity Plan.

Performance Graph

        The following graph compares the stock performance of the Company from December 31, 2006 to December 31, 2011, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

        The following chart compares the stock performance of the Company from December 31, 2006 to December 31, 2011, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Heritage Commerce Corp*	100	69	42	15	11	34
S&P 500*	100	104	64	79	89	89
NASDAQ — Total US*	100	110	65	94	110	108
NASDAQ Bank Index*	100	78	59	48	54	47

*
Source: SNL Financial Bank Information Group — (434) 977-1600

ITEM 6 — SELECTED FINANCIAL DATA

        The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 — "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share amounts and ratios)
INCOME STATEMENT DATA:
Interest income	$52,031	$55,087	$62,293	$75,957	$78,712
Interest expense	5,875	10,512	16,326	24,444	27,012

Net interest income before provision for loan losses	46,156	44,575	45,967	51,513	51,700
Provision for loan losses	4,469	26,804	33,928	15,537	(11)

Net interest income after provision for loan losses	41,687	17,771	12,039	35,976	51,711
Noninterest income	8,422	8,733	8,027	6,791	8,052
Noninterest expense	39,572	88,127	44,760	42,392	37,530

Income (loss) before income taxes	10,537	(61,623)	(24,694)	375	22,233
Income tax expense (benefit)	(834)	(5,766)	(12,709)	(1,387)	8,137

Net income (loss)	11,371	(55,857)	(11,985)	1,762	14,096
Dividends and discount accretion on preferred stock	(2,333)	(2,398)	(2,376)	(255)	—

Net income (loss) available to common shareholders	$9,038	$(58,255)	$(14,361)	$1,507	$14,096

PER COMMON SHARE DATA:
Basic net income (loss)(1)	$0.28	$(3.64)	$(1.21)	$0.13	$1.13
Diluted net income (loss)(2)	$0.28	$(3.64)	$(1.21)	$0.13	$1.12
Book value per common share(3)	$5.30	$4.73	$11.34	$12.38	$12.90
Tangible book value per common share(4)	$5.20	$4.61	$7.38	$8.37	$9.20
Pro forma tangible book value per share, assuming Series C Preferred Stock was converted into common stock(5)	$4.90	$4.41	$7.38	$8.37	$9.20
Weighted average number of shares outstanding — basic	31,867,584	16,026,058	11,820,509	12,002,910	12,449,270
Weighted average number of shares outstanding — diluted	31,871,394	16,026,058	11,820,509	12,039,776	12,566,801
Shares outstanding at period end	26,295,001	26,233,001	11,820,509	11,820,509	12,774,926
Pro forma common shares outstanding at period end, assuming Series C Preferred Stock was converted into common stock(6)	31,896,001	31,834,001	11,820,509	11,820,509	12,774,926
BALANCE SHEET DATA:
Securities	$380,455	$232,165	$109,966	$104,475	$135,402
Net loans	$743,981	$820,845	$1,041,345	$1,223,624	$1,024,247
Allowance for loan losses	$20,700	$25,204	$28,768	$25,007	$12,218
Goodwill and other intangible assets	$2,491	$3,014	$46,770	$47,412	$48,153
Total assets	$1,306,194	$1,246,369	$1,363,870	$1,499,227	$1,347,472
Total deposits	$1,049,428	$993,918	$1,089,285	$1,154,050	$1,064,226
Securities sold under agreement to repurchase	$—	$5,000	$25,000	$35,000	$10,900
Subordinated debt	$23,702	$23,702	$23,702	$23,702	$23,702
Note payable	$—	$—	$—	$15,000	$—
Short-term borrowings	$—	$2,445	$20,000	$55,000	$60,000
Total shareholders' equity	$197,831	$182,152	$172,305	$184,267	$164,824
SELECTED PERFORMANCE RATIOS:(7)
Return (loss) on average assets	0.89%	-4.17%	-0.83%	0.12%	1.18%
Return (loss) on average tangible assets	0.89%	-4.25%	-0.86%	0.13%	1.21%
Return (loss) on average equity	6.02%	-30.82%	-6.68%	1.15%	9.47%
Return (loss) on average tangible equity	6.11%	-35.66%	-9.06%	1.67%	11.43%
Net interest margin	3.94%	3.69%	3.53%	3.94%	4.86%
Efficiency ratio, excluding impairment of goodwill	72.51%	84.31%	82.90%	72.71%	62.81%
Average net loans (excludes loans held for sale) as a percentage of average deposits	75.91%	87.53%	98.98%	100.01%	84.06%
Average total shareholders' equity as a percentage of average total assets	14.82%	13.55%	12.46%	10.52%	12.47%
SELECTED ASSET QUALITY DATA:(8)
Net loan charge-offs (recoveries) to average loans	1.12%	3.18%	2.59%	0.23%	-0.10%
Allowance for loan losses to total loans	2.71%	2.98%	2.69%	2.00%	1.18%
Nonperforming loans to total loans plus nonaccrual loans — loans held-for-sale	2.20%	3.90%	5.83%	3.24%	0.33%
Nonperforming assets	$19,142	$34,399	$64,616	$41,101	$4,526
CAPITAL RATIOS:
Total risk-based	21.9%	20.9%	12.9%	13.4%	12.5%
Tier 1 risk-based	20.6%	19.7%	11.6%	12.1%	11.5%
Leverage	15.3%	14.1%	10.1%	11.3%	11.1%

Notes:

1)
Represents net income (loss) available to common shareholders divided by the average number of shares of common stock outstanding for the respective period. For years prior to 2009, earnings per share ("EPS") and weighted average shares outstanding have been adjusted retrospectively to apply new accounting guidance that became effective in 2009. Except for reducing basic EPS from $1.14 to $1.13 in 2007, this change in computation did not involve a sufficient number of shares to change basic or diluted EPS from amounts previously reported.

2)
Represents net income (loss) available to common shareholders, less net income allocated to Series C Preferred Stock, divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

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

6)
Assumes 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock at December 31, 2011 and 2010.

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

Performance Overview

        For the year ended December 31, 2011, net income was $11.4 million. The net income available to common shareholders was $9.0 million, or $0.28 per diluted common share, which included a reversal of the $3.7 million partial valuation allowance for deferred tax assets that was established in 2010. For the year ended December 31, 2010, the net loss was ($55.9) million and the net loss available to common shareholders was ($58.3) million, or ($3.64) per diluted common share, which included a non-cash goodwill impairment charge of $43.2 million and loan charge-offs of $13.9 million related to problem real estate loans transferred to loans held-for-sale in the second quarter of 2010.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin increased 25 basis points to 3.94% for the year ended December 31, 2011, compared to 3.69% for the year ended December 31, 2010. The increase in the net interest margin for 2011 compared to 2010 was primarily due to an increase in the yields on loans and a decrease in rates paid on deposits. The net interest margin increased 16 basis points to 3.69% for the year ended December 31, 2010, compared with 3.53% for the year ended December 31, 2009. The increase in the net interest margin for 2010 compared to 2009 was primarily due to an increase in the yields on loans and securities and a decrease in rates paid on deposits and borrowings.

  •
  Net interest income increased 4% to $46.2 million for the year ended December 31, 2011, compared to $44.6 million for the year ended December 31, 2010, primarily due to an increase in the average balance of investment securities, and a decrease in the average balance and rates paid on interest-bearing liabilities, partially offset by a decrease in the average balance of loans. Net interest income decreased 3% to $44.6 million for the year ended December 31, 2010, compared to $46.0 million for the year ended December 31, 2009, primarily due to a decrease in loan balances.

  •
  The provision for loan losses was $4.5 million for the year ended December 31, 2011, compared to $26.8 million for the year ended December 31, 2010, and $33.9 million for the year ended December 31, 2009. The decrease in the provision for loan losses in 2011 compared to 2010 reflects a lower volume of classified and nonperforming loans and contraction of the loan portfolio. The decrease in the 2010 provision for loan losses compared to 2009 reflects the decline in the size of the loan portfolio and improvement in credit quality in the latter half of the year.

  •
  Noninterest income decreased 4% to $8.4 million for the year ended December 31, 2011, compared to $8.7 million for the year ended December 31, 2010. Noninterest income for 2011 included a $459,000 gain on sale of securities, compared to a $2.0 million gain on sale of securities in 2010, which was partially offset by an $887,000 loss on sale of other loans during 2010. Noninterest income increased by 9% in 2010 to $8.7 million, compared to $8.0 million in 2009, primarily due to a $2.0 million gain on the sale of securities in 2010, offset by an $887,000 loss on sale of other loans.

  •
  Noninterest expense was $39.6 million for the year ended December 31, 2011, compared to $44.9 million, excluding the $43.2 million impairment of goodwill, for the year ended December 31, 2010. Noninterest expense decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to lower write-downs on loans held-for-sale, a decrease in salaries and benefits expense, lower professional fees and lower FDIC insurance premiums. Noninterest expense for the year ended December 31, 2009 was $44.8 million.

  •
  The efficiency ratio was 72.51% for the year ended December 31, 2011, compared to 84.31% for the year ended December 31, 2010, excluding the impairment of goodwill. The improvement was primarily due to lower noninterest expense as management continues to focus on controlling expenses and higher net interest income. The efficiency ratio for the year ended December 31, 2009 was 82.90%.

  •
  The income tax benefit for the year ended December 31, 2011 was $834,000, compared to an income tax benefit of $5.8 million for the year ended December 31, 2010, and an income tax benefit of $12.7 million for the year ended December 31, 2009. The income tax benefit for the year ended December 31, 2011 included the reversal of the $3.7 million partial valuation allowance for deferred tax assets that was established in 2010. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, goodwill impairment, and the valuation allowance.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, interest-bearing deposits in other financial institutions and securities available-for-sale increased 49% to $453.3 million at December 31, 2011, compared to $304.3 million at December 31, 2010.

  •
  Total loans, excluding loans held-for-sale, decreased $81.5 million, or 10%, to $764.6 million at December 31, 2011, compared to $846.0 million at December 31, 2010. Land and construction loans decreased $39.3 million, or 63% to $23.0 million at December 31, 2011, compared to $62.4 million at December 31, 2010.

  •
  Classified assets decreased 35% to $59.5 million at December 31, 2011, compared to $91.8 million at December 31, 2010.

  •
  The allowance for loan losses at December 31, 2011 was $20.7 million, or 2.71% of total loans, representing 124.37% of nonperforming loans excluding nonaccrual loans in loans held-for-sale. The allowance for loan losses at December 31, 2010 was $25.2 million, or 2.98% of total loans, representing 81.10% of nonperforming loans excluding nonaccrual loans in loans held-for-sale.

  •
  Nonperforming assets decreased $15.3 million to $19.1 million, or 1.47% of total assets at December 31, 2011, compared to $34.4 million, or 2.76% of total assets at December 31, 2010.

  •
  Net loan charge-offs were $9.0 million for the year ended December 31, 2011, compared to $30.4 million for the year ended December 31, 2010.

  •
  Noninterest-bearing demand deposits increased 23% to $344.3 million at December 31, 2011, compared to $280.3 million at December 31, 2010.

  •
  Brokered deposits decreased 14% to $84.7 million at December 31, 2011, compared to $98.5 million at December 31, 2010.

  •
  The ratio of noncore funding (which consists of time deposits $100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, and short-term borrowings) to total assets was 19.90% at December 31, 2011, compared to 20.96% at December 31, 2010.

  •
  The loan to deposit ratio was 72.86% at December 31, 2011, compared to 85.12% at December 31, 2010.

  •
  Capital ratios substantially exceed regulatory requirements for a well-capitalized financial institution, both at the holding company and HBC. The leverage ratio at the holding company was 15.3%, with a Tier 1 risk-based capital ratio of 20.6%, and a total risk-based capital ratio of 21.9% at December 31, 2011. The leverage ratio for HBC was 13.7%, with a Tier 1 risk-based capital ratio of 18.5%, and a total risk-based capital ratio of 19.7% at December 31, 2011. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio.

  Significant 2011 Events

        The Federal Reserve and DFI issued a joint order terminating the regulatory Written Agreement entered into on February 17, 2010, among HCC, HBC, the Federal Reserve and the DFI. Effective June 9, 2011, HCC and HBC are no longer be subject to the terms and conditions of the Written Agreement.

        In November 2009, the Company announced that it was exercising its right to defer regularly scheduled interest payments on its $23.7 million of junior subordinated notes relating to its trust preferred securities. From the time it deferred interest payments, the Company accrued the expense of each deferred interest payment at the normal rate on a compounded basis. On June 24, 2011, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated debt securities in the amount of $3.9 million, which included all payments due through September 8, 2011. As a result of the June 2011 interest payment and the payment of regularly scheduled interest payments in the third and fourth quarters of 2011, the Company is current with respect to interest accrued on trust preferred subordinated debt securities.

        On July 28, 2011, the Company's Board of Directors declared a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4.2 million. The dividend was paid on August 1, 2011. Of the aggregate dividend declared and paid, $3.5 million was attributable to the dividend periods ending November 15, 2009 through May 15, 2011 and $172,000 was for interest on the deferred dividend payments, that had been previously accrued. The balance of $500,000 was the dividend payable for the period ending August 15, 2011.

        The Company had net deferred tax assets of $27.4 million, net of a $3.7 million partial valuation allowance, as of December 31, 2010. The Company reversed the partial valuation allowance in 2011, based on the Company's estimate that it is more likely than not that the remaining net deferred tax assets will be realized. At December 31, 2011, the net deferred tax asset was $21.9 million.

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. During the third quarter of 2011, participants in the split-dollar life insurance benefit plan agreed to amend their agreements. As a result of the amended agreements, among other items, the benefit plan liability was reduced from $6.4 million as of December 31, 2010 to $4.5 million as of December 31, 2011.

  Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $84.7 million in brokered deposits at December 31, 2011, compared to $98.5 million at December 31, 2010. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators decreased to $37.6 million at December 31, 2011, compared to $39.0 million at December 31, 2010. Certificates of deposit from the State of California totaled $50.0 million at December 31, 2011, compared to none at December 31, 2010. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations. Deposits at December 31, 2011 were $1.0 billion, compared to $993.9 million at December 31, 2010. At December 31, 2011, our reliance on noncore funding had improved with the ratio of noncore funding to total assets at 19.90%, compared to 20.96% at December 31, 2010.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $6.4 million at December 31, 2011, compared to $17.9 million at December 31, 2010.

  Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At December 31, 2011, we had $72.9 million in cash and cash equivalents and approximately $328.9 million in available borrowing capacity from various sources including the FHLB, the FRB, and Federal funds facilities with several financial institutions. The Company also had $290.2 million in unpledged securities available at December 31, 2011. Our loan to deposit ratio decreased to 72.86% at December 31, 2011, compared to 85.12% at December 31, 2010, primarily due to a reduction in the loan portfolio.

  Lending

        Our lending business originates primarily through our branch offices located in our primary market. The Company also has an additional SBA loan production office in Santa Rosa, California. The total loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 48% of the portfolio at December 31, 2011. Commercial and residential real estate loans accounted for 41% of the total loan portfolio at December 31, 2011, of which 51% were owner-occupied by businesses. We have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios has been reduced. Land and construction loans decreased $39.3 million to $23.0 million at December 31, 2011, compared to $62.3 million at December 31, 2010, and accounted for 3% of our total loan portfolio at December 31, 2011, compared to 7% at December 31, 2010. Consumer and home equity loans accounted for the remaining 8% of total loans at December 31, 2011. The yield on the loan portfolio was 5.32% for the year ended December 31, 2011, compared to 5.11% for the year ended December 31, 2010. Loans, excluding loans held-for-sale, decreased 10% to $764.6 million at December 31, 2011, compared to $846.0 million at December 31, 2010. The decline in gross loans for the year ended December 31, 2011 was primarily due to diminished loan demand, loan payoffs exceeding draw downs of loan commitments and the result of efforts to reduce classified loans. Lower volume of loan originations can be attributed in part to lower demand for certain types of credit as well as more selectivity with respect to the types of loans the Company chooses to originate.

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

  Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. The Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Noninterest expense decreased $5.4 million, for the year ended December 31, 2011, compared to the year ended December 31, 2010, excluding the impairment of goodwill, primarily due to lower salaries and benefits, FDIC deposit insurance premiums, professional fees, writedown of loans held-for-sale, and expenses related to foreclosed assets.

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

        Under the terms of the Capital Purchase Program with the U.S. Treasury, so long as our Series A Preferred Stock was outstanding, we were prohibited from increasing quarterly dividends on our common stock in excess of $0.08 per share, and from making certain repurchases of equity securities, including our common stock, without the U.S. Treasury consent until the third anniversary of the U.S. Treasury investment or until the U.S. Treasury had transferred all of the Series A Preferred Stock it purchased under the Capital Purchase Program to third parties. As long as the Series A Preferred Stock was outstanding, dividend payments and repurchases or redemptions relating to certain equity securities, including our common stock and the Series C Preferred Stock, were also prohibited until all accrued and unpaid dividends are paid on the Series A Preferred Stock, subject to certain limited exceptions. On November 6, 2009, we suspended dividend payments on our Series A Preferred Stock. On July 28, 2011, the Company's Board of Directors declared a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4.2 million. The dividend was paid on August 1, 2011. Of the aggregate dividend declared and paid, $3.5 million was attributable to the dividend periods ending November 15, 2009 through May 15, 2011 and $172,000 was for interest on the deferred dividend payments, that have been previously accrued. The balance of $500,000 was the dividend payable for the period ending August 15, 2011.

        On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve, the Company repurchased all of the Series A Preferred Stock and paid the related accrued and unpaid dividends. The repurchase of the Series A Preferred Stock will save us $2.0 million in annual dividends. At the time the Company repurchased the Series A Preferred Stock, it did not repurchase the related warrant. The warrant was outstanding as of the date of this report.

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

        After receiving shareholder approval in September 2010, the outstanding Series B Preferred Stock converted into approximately 14.4 million shares of the Company's common stock. The Series C Preferred Stock remains outstanding until its conversion to common stock upon the transfer of the Series C Preferred Stock in accordance with its terms. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock.

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. In November 2009, the Company announced that it was exercising its right to defer regularly scheduled interest payments on its $23.7 million of junior subordinated notes relating to its trust preferred securities. From the time it deferred interest payments, the Company accrued the expense of each deferred interest payment at the normal rate on a compounded basis. On June 24, 2011, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated debt securities in the amount of $3.9 million, which included all payments due through September 8, 2011. As a result of the June 2011 interest payment and the payment of regularly scheduled interest payments in the third and fourth quarters of 2011, the Company is current with respect to interest accrued on trust preferred subordinated debt securities.

        At December 31, 2011, HBC's total risk-based capital ratio was 19.7%, compared to the 10% regulatory requirement for well-capitalized banks under the regulatory framework for prompt corrective actions. HBC's Tier 1 risk-based capital ratio of 18.5% and leverage ratio of 13.7% at December 31, 2011 also exceeded regulatory guidelines for well-capitalized banks under the prompt corrective actions framework. On a consolidated basis, the Company has a total risk-based capital ratio of 21.9%, a Tier 1 risk-based capital ratio of 20.6%, and a leverage ratio of 15.3% at December 31, 2011.

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

  Net Interest Income and Net Interest Margin

        The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products that comprise the Company's earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest on loans placed on nonaccrual, and recovery of interest on loans that have been on nonaccrual and are either sold or returned to accrual status. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

        The following Distribution, Rate and Yield table presents for each of the past three years, the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	Year Ended December 31,
	2011			2010			2009
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$804,068	$42,769	5.32%	$971,025	$49,633	5.11%	$1,171,537	$58,602	5.00%
Securities	297,231	9,088	3.06%	148,069	5,236	3.54%	104,080	3,627	3.48%
Federal funds sold and interest-bearing deposits in other financial institutions	68,878	174	0.25%	89,083	218	0.24%	26,443	64	0.24%

Total interest earning assets	1,170,177	52,031	4.45%	1,208,177	55,087	4.56%	1,302,060	62,293	4.78%

Cash and due from banks	21,077			21,234			21,802
Premises and equipment, net	8,022			8,742			9,311
Goodwill and other intangible assets	2,762			24,609			47,105
Other assets	73,172			75,216			59,666

Total assets	$1,275,210			$1,337,978			$1,439,944

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$334,676			$265,546			$261,539
Demand, interest-bearing	133,538	238	0.18%	153,618	341	0.22%	136,734	336	0.25%
Savings and money market	279,250	892	0.32%	297,257	1,440	0.48%	334,657	2,514	0.75%
Time deposits — under $100	31,549	230	0.73%	37,889	496	1.31%	43,946	983	2.24%
Time deposits — $100 and Over	131,756	1,298	0.99%	134,024	1,900	1.42%	155,475	2,813	1.81%
Time deposits — CDARS	16,403	67	0.41%	18,252	159	0.87%	19,702	303	1.54%
Time deposits — brokered	92,278	1,217	1.32%	155,558	3,750	2.41%	196,113	6,513	3.32%

Total interest-bearing deposits	684,774	3,942	0.58%	796,598	8,086	1.02%	886,627	13,462	1.52%

Total deposits	1,019,450	3,942	0.39%	1,062,144	8,086	0.76%	1,148,166	13,462	1.17%
Subordinated debt	23,702	1,871	7.89%	23,702	1,878	7.92%	23,702	1,933	8.15%
Securities sold under agreement to repurchase	712	24	3.37%	18,767	418	2.23%	28,822	787	2.73%
Note payable	—	—	N/A	—	—	N/A	2,507	82	3.27%
Short-term borrowings	933	38	4.07%	8,347	130	1.56%	24,940	62	0.25%

Total interest-bearing liabilities	710,121	5,875	0.83%	847,414	10,512	1.24%	966,598	16,326	1.69%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,044,797	5,875	0.56%	1,112,960	10,512	0.94%	1,228,137	16,326	1.33%
Other liabilities	41,473			43,776			32,417

Total liabilities	1,086,270			1,156,736			1,260,554
Shareholders' equity	188,940			181,242			179,390

Total liabilities and shareholders' equity	$1,275,210			$1,337,978			$1,439,944

Net interest income / margin		$46,156	3.94%		$44,575	3.69%		$45,967	3.53%

(1)
Includes loans held-for-sale. Yields and amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

        The Volume and Rate Variances table below sets forth the dollar difference in interest earned and paid for each major category of interest-earning assets and interest-bearing liabilities for the noted periods, and the amount of such change attributable to changes in average balances (volume) or changes in average interest rates. Volume variances are equal to the increase or decrease in the average balance multiplied by prior period rates and rate variances are equal to the increase or decrease in the average rate multiplied by the prior period average balance. Variances attributable to both rate and volume changes are equal to the change in rate multiplied by the change in average balance and are included below in the average volume column.

Volume and Rate Variances

	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$(8,890)	$2,026	$(6,864)	$(10,233)	$1,264	$(8,969)
Securities	4,557	(705)	3,852	1,552	57	1,609
Federal funds sold and interest-bearing deposits in other financial institutions	(49)	5	(44)	154	—	154

Total interest income on interest earning assets	(4,382)	1,326	(3,056)	(8,527)	1,321	(7,206)

Expense from the interest-bearing liabilities:
Demand, interest-bearing	(39)	(64)	(103)	40	(35)	5
Savings and money market	(59)	(489)	(548)	(166)	(908)	(1,074)
Time deposits — under $100	(47)	(219)	(266)	(80)	(407)	(487)
Time deposits — $100 and over	(29)	(573)	(602)	(308)	(605)	(913)
Time deposits — CDARS	(8)	(84)	(92)	(12)	(132)	(144)
Time deposits — brokered	(836)	(1,697)	(2,533)	(976)	(1,787)	(2,763)
Subordinated debt	—	(7)	(7)	—	(55)	(55)
Securities sold under agreement to repurchase	(608)	214	(394)	(225)	(144)	(369)
Notes payable	—	—	—	(82)	—	(82)
Short-term borrowings	(302)	210	(92)	(259)	327	68

Total interest expense on interest-bearing liabilities	(1,928)	(2,709)	(4,637)	(2,068)	(3,746)	(5,814)

Net interest income	$(2,454)	$4,035	$1,581	$(6,459)	$5,067	$(1,392)

        The Company's net interest margin, expressed as a percentage of average earning assets was 3.94% for 2011, an increase of 25 basis points compared to 3.69% for 2010, principally due to a higher yield on loans and a lower cost of deposits. The Company's net interest margin for 2010 increased 16 basis points compared to 3.53% for 2009, as yields on loans and securities increased and the costs of deposits and borrowings declined. The yield on interest earning assets decreased to 4.45% for 2011, compared to 4.56% for 2010, and 4.78% for 2009, primarily due to contraction in the loan portfolio. The cost of total deposits, including noninterest-bearing demand deposits, decreased to 0.39% for 2011, compared to 0.76% for 2010, and 1.17% for 2009, as a result of maturing higher-cost wholesale funding and a more cost-effective blend of core deposits.

        Net interest income for the year ended December 31, 2011 increased $1.6 million to $46.2 million, compared to $44.6 million a year ago, primarily due to a an increase in the average balance of investment securities, and a decrease in the average balance and rates paid on interest-bearing liabilities, partially offset by a decrease in the average balance of loans. Net interest income for the year ended December 31, 2010 decreased $1.4 million to $44.6 million, compared to $46.0 million for the year ended December 31, 2009, primarily due to a decrease in average loan balances, partially offset by an increase in average investment securities, an increase in average Federal funds sold, and interest-bearing deposits, as well as a lower cost of funds.

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

  Provision for Loan Losses

        Credit risk is inherent in the business of making loans. The Company establishes an allowance for loan losses through charges to earnings, which are shown in the statements of operations as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of the Company's allowance for loan losses and charging the shortfall, if any, to the current quarter's operations. This has the effect of creating variability in the amount and frequency of charges to the Company's earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area.

        For 2011, the Company had a provision for loan losses of $4.5 million, compared to a provision for loan losses of $26.8 million for 2010 and a provision for loan losses of $33.9 million for 2009. The significant decrease in the provision for loan losses in 2011 compared to 2010 and 2009 reflects the improvement in credit quality.

        The allowance for loan losses represented 2.71%, 2.98% and 2.69% of total loans at December 31, 2011, 2010 and 2009, respectively. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses."

  Noninterest Income

        The following table sets forth the various components of the Company's noninterest income:

	Year Ended December 31,			Increase (decrease) 2011 versus 2010		Increase (decrease) 2010 versus 2009
	2011	2010	2009	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,355	$2,228	$2,221	$127	6%	$7	0%
Servicing income	1,743	1,719	1,587	24	1%	132	8%
Increase in cash surrender value of life insurance	1,706	1,677	1,664	29	2%	13	1%
Gain on sale of SBA loans	1,461	1,058	1,306	403	38%	(248)	-19%
Gain on sale of securities	459	1,955	231	(1,496)	-77%	1,724	746%
Loss on sale of other loans	—	(887)	—	887	-100%	(887)	N/A
Other	698	983	1,018	(285)	-29%	(35)	-3%

Total	$8,422	$8,733	$8,027	$(311)	-4%	$706	9%

        The decrease in noninterest income was primarily due to a lower gain on sale of securities of $459,000 for 2011, compared to a $2.0 million gain on sale of securities, which was partially offset by an $887,000 loss on sale of other loans during 2010. The increase in noninterest income in 2010 compared to 2009 was primarily due to $2.0 million in gain on the sale of securities in 2010, partially offset by an $887,000 loss on the sale of problem loans. Other sources of noninterest income include loan servicing fees, service charges and fees, and the cash surrender value from company owned life insurance policies.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2011, SBA loan sales resulted in a $1.5 million gain, compared to a $1.1 million gain on sale of SBA loans in 2010, and a $1.3 million gain on sale of SBA loans in 2009. The servicing assets that result from the sale of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        The increase in cash surrender value of life insurance approximates a 3.89% after tax yield on the policies. To realize this tax advantaged yield the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

  Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense:

	Year Ended December 31,			Increase (decrease) 2011 versus 2010		Increase (decrease) 2010 versus 2009
	2011	2010	2009	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$20,574	$21,234	$22,927	$(660)	-3%	$(1,693)	-7%
Occupancy and equipment	4,083	4,087	3,937	(4)	0%	150	4%
Professional fees	2,861	3,975	3,851	(1,114)	-28%	124	3%
FDIC deposit insurance premiums	1,294	4,002	3,321	(2,708)	-68%	681	21%
Software subscriptions	1,078	1,004	865	74	7%	139	16%
Low income housing investment losses	1,035	795	922	240	30%	(127)	-14%
Insurance expense	941	1,007	639	(66)	-7%	368	58%
Data processing	876	831	912	45	5%	(81)	-9%
Advertising and promotion	435	395	406	40	10%	(11)	-3%
Foreclosed assets expense	389	650	518	(261)	-40%	132	25%
Writedown of loans held-for-sale	29	1,080	—	(1,051)	-97%	1,080	N/A
Impairment of goodwill	—	43,181	—	(43,181)	-100%	43,181	N/A
Other	5,977	5,886	6,462	91	2%	(576)	-9%

Total	$39,572	$88,127	$44,760	$(48,555)	-55%	$43,367	97%

        The following table indicates the percentage of noninterest expense in each category:

  Noninterest Expense by Category

	2011		2010		2009
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$20,574	52%	$21,234	24%	$22,927	51%
Occupancy and equipment	4,083	10%	4,087	5%	3,937	9%
Professional fees	2,861	7%	3,975	4%	3,851	9%
FDIC deposit insurance premiums	1,294	3%	4,002	5%	3,321	7%
Software subscriptions	1,078	3%	1,004	1%	865	2%
Low income housing investment losses	1,035	3%	795	1%	922	2%
Insurance expense	941	3%	1,007	1%	639	1%
Data processing	876	2%	831	1%	912	2%
Advertising and promotion	435	1%	395	0%	406	1%
Foreclosed assets expense	389	1%	650	1%	518	1%
Writedown of loans held-for-sale	29	0%	1,080	1%	—	0%
Impairment of goodwill	—	0%	43,181	49%	—	0%
Other	5,977	15%	5,886	7%	6,462	15%

Total	$39,572	100%	$88,127	100%	$44,760	100%

        Noninterest expense for the year ended December 31, 2011 declined 12% to $39.6 million, compared to $44.9 million (excluding the $43.2 million impairment of goodwill) for the year ended December 31, 2010. The decrease in noninterest expense for the year ended December 31, 2011 was primarily due to lower write-downs on loans held-for-sale, a decrease in salaries and benefits expense, lower professional fees, lower FDIC insurance premiums and lower foreclosed assets expense. Salaries and employee benefits decreased $660,000, or 3%, for the year ended December 31, 2011 from the year ended December 31, 2010, primarily due to a reduction in staff implemented in the fourth quarter of 2010. Full-time equivalent employees were 189, 181, and 206 at December 31, 2011, 2010, and 2009, respectively. Professional fees decreased $1.1 million, or 28%, for the year ended December 31, 2011 compared to 2010 primarily due to a decrease in legal fees related to loan workouts and litigation and decreased expenses for bank regulatory compliance. FDIC deposit insurance premiums decreased $2.7 million, or 68%, for the year ended December 31, 2011 compared to 2010, due to a decrease in the FDIC deposit assessment rate. Foreclosed assets expense decreased $261,000 or 40%, for 2011, compared to 2010 due to a decrease in writedowns of foreclosed assets. The Company's low income housing investment losses increased $240,000, or 30%, to $1.0 million for 2011, compared to $795,000 for 2010.

        Noninterest expense for the year ended December 31, 2010, excluding the impairment of goodwill, remained relatively flat at $44.9 million, compared to $44.8 million for the year ended December 31, 2009, as a decrease in salaries and benefits was offset by a $1.1 million writedown of loans held-for-sale and higher FDIC deposit insurance premiums. Salaries and employee benefits decreased $1.7 million, or 7%, for 2010, compared to 2009, primarily due to a reduction in workforce implemented in the fourth quarter of 2009, an additional reduction in workforce implemented in the fourth quarter of 2010, and a reduction of stock option expense as stock options forfeited exceeded the initial forfeiture rate utilized. FDIC deposit insurance premiums increased $681,000, or 21%, for 2010, compared to 2009, mainly due to an increase in the FDIC deposit assessment rate. Noninterest expense for 2010 included the $1.1 million writedown of loans held-for-sale. Insurance expense increased $368,000, or 58%, in 2010 from 2009, primarily due to an increase in the directors' and officers' insurance premiums. Foreclosed assets expense increased $132,000 for 2010, compared to 2009, primarily due to an increase in writedowns of foreclosed assets in 2010. During the second quarter of 2010, the Company determined that the entire $43.2 million of goodwill related to the acquisition of Diablo Valley Bank was impaired, due to the continued depressed economic conditions and the length of time and amount by which the Company's book value exceeded market value per share, and the Company's closing of the June 2010 private placement at a conversion price of $3.75 per share. Other operating expense decreased $576,000 in 2010 from 2009, primarily due to a lower loan provision for off-balance sheet risk liabilities and management's efforts to control costs.

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

        The Company's Federal and state income tax benefit in 2011 was $834,000, as compared to an income tax benefit of $5.8 million in 2010, and an income tax benefit of $12.7 million in 2009. The following table shows the effective income tax rates for 2011, 2010, and 2009:

	For the Year Ended December 31,
	2011	2010	2009
Effective income tax rate	-7.9%	-9.4%	-51.5%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, goodwill impairment, and the deferred tax asset valuation allowance.

        The Company has total investments of $3.7 million in low-income housing limited partnerships as of December 31, 2011. These investments have generated annual tax credits of approximately $846,000 for the year ended December 31, 2011, and $1.0 million for the year ended December 31, 2010, and $1.1 million for the year ended December 31, 2009.

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

        At December 31, 2011, and December 31, 2010, the Company had net deferred tax assets of $21.9 million and $27.4 million. At December 31, 2010, the net deferred tax asset was net of a $3.7 million partial valuation allowance. At December 31, 2011, after consideration of the matters in the preceding paragraph, the Company determined that a valuation allowance for deferred tax assets should be $0.

Financial Condition

        As of December 31, 2011, total assets were $1.31 billion, an increase of 5% compared to $1.25 billion at December 31, 2010. Total securities available-for-sale (at fair value) were $380.5 million, an increase of 64% from $232.2 million at December 31, 2010. The total loan portfolio, excluding loans held-for-sale, was $764.6 million, a decrease of 10% from $846.0 million at year-end 2010. Total deposits were $1.0 billion at December 31, 2011, an increase of 6% from $993.9 million at year-end 2010. There were no securities sold under agreement to repurchase at December 31, 2011, compared to $5.0 million at year-end 2010. In addition, there were no short-term borrowings at December 31, 2011, compared to $2.4 million at December 31, 2010.

  Securities Portfolio

        The following table reflects the estimated fair value for each category of securities at year-end:

Investment Portfolio

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Securities available-for-sale (at fair value)
U.S. Government sponsored entities	$—	$—	$1,973
Agency mortgage-backed securities	350,348	232,165	102,546
Collateralized mortgage obligations	—	—	5,447
Trust preferred securities	30,107	—	—

Total	$380,455	$232,165	$109,966

        The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2011. The weighted average life will differ from the contractual maturities because borrowers may have the right to call, pre-pay obligations with or without call or pre-payment penalties.

	December 31, 2011 Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Mortgage-Backed Securities —Residential	$—	—	$225,097	2.87%	$91,963	2.92%	$33,288	3.29%	$350,348	2.92%
Trust preferred securities	30,107	6.39%	—	—	—	—	—	—	30,107	6.39%

	$30,107	6.39%	$225,097	2.87%	$91,963	2.92%	$33,288	3.29%	$380,455	3.20%

        The securities portfolio is the second largest component of the Company's interest-earning assets, and the structure and composition of this portfolio is important to an analysis of the financial condition of the Company. The portfolio serves the following purposes: (i) it provides a source of pledged assets for securing certain deposits and borrowed funds, as may be required by law or by specific agreement with a depositor or lender; (ii) it provides liquidity to even out cash flows from the loan and deposit activities of customers; (iii) it can be used as an interest rate risk management tool, since it provides a large base of assets, the maturity and interest rate characteristics of which can be changed more readily than the loan portfolio to better match changes in the deposit base and other funding sources of the Company; and (iv) it is an alternative interest-earning use of funds when loan demand is weak or when deposits grow more rapidly than loans.

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

        The Company's portfolio is historically comprised primarily of: (i) U.S. Treasury securities and U.S. Government sponsored entities' debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio; and (v) single entity issue trust preferred securities, which generally enhance the yield on the portfolio.

        Compared to December 31, 2010, the securities portfolio increased by $148.3 million, or 64%, and increased to 29% of total assets at December 31, 2011, from 19% at December 31, 2010. The Company increased its holding of mortgage-back securities by $118.2 million to $350.3 million at December 31, 2011, from $232.2 million at December 31, 2010 to offset a portion of the contraction in the loan portfolio. At December 31, 2011, the Company's investment portfolio included single entity issue trust preferred securities by two issuers with a carrying value of $29.9 million and market value of $30.1 million, compared to no trust preferred securities in the investment portfolio at December 31, 2010. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

  Loans

        The Company's loans represent the largest portion of earning assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 59% of total assets at December 31, 2011, as compared to 68% of at December 31, 2010. The ratio of loans to deposits decreased to 72.86% at December 31, 2011 from 85.12% December 31, 2010. Demand for loans has weakened within the Company's markets due to the current economic environment.

        The Loan Distribution table that follows sets forth the Company's gross loans outstanding, excluding loans held-for-sale, and the percentage distribution in each category at the dates indicated.

Loan Distribution

	December 31,
	2011	% to Total	2010	% to Total	2009	% to Total	2008	% to Total	2007	% to Total
	(Dollars in thousands)
Commercial	366,590	48%	$378,412	45%	$427,177	40%	$525,080	42%	$411,251	40%
Real estate:
Commercial and residential	311,479	41%	337,457	40%	400,731	37%	405,530	33%	361,211	35%
Land and construction	23,016	3%	62,356	7%	182,871	17%	256,567	21%	215,597	21%
Home equity	52,017	7%	53,697	6%	51,368	5%	55,490	4%	44,187	4%
Consumer	11,166	1%	13,244	2%	7,181	1%	4,310	—	3,044	—

Total loans	764,268	100%	845,166	100%	1,069,328	100%	1,246,977	100%	1,035,290	100%
Deferred loan costs	323	—	883	—	785	—	1,654	—	1,175	—

Loans, including deferred costs	764,591	100%	846,049	100%	1,070,113	100%	1,248,631	100%	1,036,465	100%

Allowance for loan losses	(20,700)		(25,204)		(28,768)		(25,007)		(12,218)

Loans, net	$743,891		$820,845		$1,041,345		$1,223,624		$1,024,247

        The Company's loan portfolio is concentrated in commercial, primarily manufacturing, wholesale, and services and commercial real estate, with a balance in land development and construction and home equity and consumer loans. The decrease in the Company's loan portfolio in 2011 is due to diminished loan demand, loan payoffs exceeding draw downs of loan commitments and payoff of classified loans. Outstanding loan balances to total loan commitments were 73% at December 31, 2011, compared to 75% at December 31, 2010. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 51% of its gross loans were secured by real property as of December 31, 2011, compared to 54% as of December 31, 2010. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During 2011, loans were sold resulting in a gain on sale of SBA loans of $1.5 million.

        As of December 31, 2011, commercial and residential real estate loans of $311.5 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The commercial and residential real estate loans at December 31, 2011 consist of $157.2 million, or 51% of commercial owner occupied properties, $151.1million, or 48%, of commercial investment properties, and $3.2 million, or 1%, of residential properties. Properties securing the commercial and residential real estate loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

        The Company's commercial real estate loans consist primarily of loans based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property's appraised value or the purchase price of the property during the initial underwriting of the credit, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on real estate mortgage loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity and amortization of thirty years on loans secured by apartments); however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans decreased $39.3 million to $23.0 million, or 3% of total loans at December 31, 2011, compared to $62.3 million, or 7% of total loans at December 31, 2010.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $32.4 million and $53.9 million at December 31, 2011, respectively.

  Loan Maturities

        The following table presents the maturity distribution of the Company's loans as of December 31, 2011. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2011, approximately 68% of the Company's loan portfolio consisted of floating interest rate loans.

Loan Maturities

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$252,847	$36,308	$77,435	$366,590
Real estate:
Commercial and residential	109,825	163,719	37,935	311,479
Land and construction	22,516	500	—	23,016
Home equity	49,965	486	1,566	52,017
Consumer	10,703	358	105	11,166

Loans	$445,856	$201,371	$117,041	$764,268

Loans with variable interest rates	$397,111	$52,588	$73,281	$522,980
Loans with fixed interest rates	48,745	148,783	43,760	241,288

Loans	$445,856	$201,371	$117,041	$764,268

Loan Servicing

        As of December 31, 2011 and 2010, there were $171.0 million and $168.9 million, respectively, in SBA loans that were serviced by the Company for others. Activity for loan servicing rights was as follows:

	2011	2010	2009
	(Dollars in thousands)
Beginning of year balance	$915	$1,067	$1,013
Additions	294	325	572
Amortization	(417)	(477)	(518)

End of year balance	$792	$915	$1,067

        Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2011 and 2010, as the fair market value of the assets was greater than the carrying value.

        I/O strip receivables relate to the excess servicing assets on loans sold prior to 2009. Activity for the I/O strip receivable was as follows:

	2011	2010	2009
	(Dollars in thousands)
Beginning of year balance	$2,140	$2,116	$2,248
Additions	—	—	—
Amortization	(96)	(236)	(425)
Unrealized gain	50	260	293

End of year balance	$2,094	$2,140	$2,116

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Foreclosed assets consist of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total foreclosed assets were $2.3 million at December 31, 2011, compared to $1.3 million at December 31, 2010.

        The following table provides information with respect to components of the Company's nonperforming assets at the dates indicated:

  Nonperforming Assets

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans — held-for-sale	$186	$2,026	$—	$—	$—
Nonaccrual loans — held-for-investment	14,353	28,821	59,480	39,981	3,363
Restructured and loans 90 days past due and still accruing	2,291	2,256	2,895	460	101

Total nonperforming loans	16,830	33,103	62,375	40,441	3,464
Foreclosed assets	2,312	1,296	2,241	660	1,062

Total nonperforming assets	$19,142	$34,399	$64,616	$41,101	$4,526

Nonperforming assets as a percentage of loans plus nonaccrual loans held-for-sale plus foreclosed assets	2.50%	4.05%	6.03%	3.29%	0.44%
Nonperforming assets as a percentage of total assets	1.47%	2.76%	4.74%	2.74%	0.34%

        The following table presents nonperforming loans by class at year end:

	2011			2010
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$8,876	$1,803	$10,679	$13,545	$593	$14,138
Real estate:
Commercial and residential	2,137	—	2,137	6,450	1,663	8,113
Land and construction	3,514	456	3,970	9,954	—	9,954
Home equity	—	32	32	—	—	—
Consumer	12	—	12	898	—	898

Total	$14,539	$2,291	$16,830	$30,847	$2,256	$33,103

  Allowance for Loan Losses

        The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management's methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that in management's judgment should be charged off.

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $59.5 million at December 31, 2011, $91.8 million at December 31, 2010, and $166.3 million at December 31, 2009. Included in the $59.5 million of classified assets at December 31, 2011, were $413,000 of loans held-for-sale. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses. Management of the level of classified assets will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

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

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$25,204	$28,768	$25,007	$12,218	$9,279
Charge-offs:
Commercial	(7,559)	(7,098)	(16,512)	(2,731)	(84)
Real estate:
Commercial and residential	(1,599)	(6,763)	(1,610)	—	—
Land and construction	(1,757)	(17,927)	(12,588)	(75)	—
Home equity	—	(25)	(764)	—	(20)
Consumer	(8)	(354)	(60)	—	—

Total charge-offs	(10,923)	(32,167)	(31,534)	(2,806)	(104)
Recoveries:
Commercial	678	837	1,187	49	929
Real estate:
Commercial and residential	381	5	10	—	—
Land and construction	879	921	170	9	—
Home equity	9	36	—	—	—
Consumer	3	—	—	—	—

Total recoveries	1,950	1,799	1,367	58	929

Net (charge-offs) recoveries	(8,973)	(30,368)	(30,167)	(2,748)	825
Provision for loan losses	4,469	26,804	33,928	15,537	(11)
Allowance acquired in bank acquisition	—	—	—	—	2,125

Balance, end of year	$20,700	$25,204	$28,768	$25,007	$12,218

RATIOS:
Net charge-offs (recoveries) to average loans*	1.12%	3.18%	2.59%	0.23%	-0.10%
Allowance for loan losses to total loans*	2.71%	2.98%	2.69%	2.00%	1.18%
Allowance for loan losses to nonperforming loans, excluding nonaccrual loans held-for-sale	124.37%	81.10%	46.12%	61.84%	352.71%

*
Excludes loans held-for-sale

        The Company's allowance for loan losses decreased $4.5 million at December 31, 2011 compared to December 31, 2010. The decrease in the allowance for loan losses at December 31, 2011 was primarily due to a lower volume of classified and nonperforming loans and lower total loans.

        Net loans charged-off reflects the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses. Net charge-offs were $9.0 million in 2011, compared to net charge-offs of $30.4 million in 2010, and net charge-offs of $30.2 million in 2009. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

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

Allocation of Loan Loss Allowance

	December 31,
	2011		2010		2009		2008		2007
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$13,215	48%	$13,952	45%	$12,687	40%	$13,913	42%	$6,067	40%
Real estate:
Commercial and residential	6,203	41%	5,500	40%	3,467	37%	4,261	33%	2,416	35%
Land and construction	594	3%	4,271	7%	11,492	17%	5,014	21%	1,923	21%
Home equity	541	7%	592	6%	993	5%	367	4%	335	4%
Consumer	147	1%	889	2%	129	1%	47	0%	88	0%
Unallocated	—	N/A	—	N/A	—	N/A	1,405	N/A	1,389	N/A

Total	$20,700	100%	$25,204	100%	$28,768	100%	$25,007	100%	$12,218	100%

        In conjunction with the Company's revised methodology in estimating losses on loans that are not impaired, the unallocated portion of the allowance for loan losses was reallocated to the respective loan categories in 2009. Management believes that the revised methodology improves its ability to allocate probable credit loss to loan segments. Prior to 2009, management considered the unallocated portion of the allowance for loan losses necessary because of inherent subjective risk in the loan portfolio; however, the prior methodology did not distinguish this subjective allocation by loan segment. Management considers this matter to be a reallocation in its allowance for loan losses calculation, and believes that there would be no significant change in the balance of the allowance for loan losses if this approach was used in each of the years presented.

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

  Intangible Assets

        Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2011.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

Deposits

	Years Ended December 31,
	2011		2010		2009
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand deposits, noninterest-bearing	$344,303	33%	$280,258	28%	$260,840	24%
Demand Deposits, interest-bearing	134,119	13%	153,917	16%	146,828	13%
Savings and money market	282,478	27%	272,399	27%	295,404	27%
Time Deposits — under $100	28,557	2%	33,499	3%	40,197	4%
Time Deposits — $100 and over	168,874	16%	137,514	14%	129,831	12%
Time Deposits — CDARS	6,371	1%	17,864	2%	38,154	4%
Time Deposits — brokered	84,726	8%	98,467	10%	178,031	16%

Total deposits	$1,049,428	100%	$993,918	100%	$1,089,285	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States of America. At December 31, 2011 and 2010, less than 5% and 1%, respectively, of deposits were from public sources.

        Noninterest and interest-bearing demand deposits increased $44.2 million, or 10% to $478.4 million at December 31, 2011, compared to $434.2 million at December 31, 2010. At December 31, 2011, the Company had $56.6 million of securities pledged for $50.0 million in certificates of deposits from the State of California. There were no certificates of deposit from the State of California at December 31, 2010. At

December 31, 2011, brokered deposits decreased $13.7 million, or 14%, to $84.7 million, compared to $98.5 million at December 31, 2010.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS and brokered deposits as of December 31, 2011:

Deposit Maturity Distribution

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$111,263	43%
Over three months through six months	28,011	11%
Over six months through twelve months	38,346	15%
Over twelve months	82,351	31%

Total	$259,971	100%

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

  Return (Loss) on Equity and Assets

        The following table indicates the ratios for return (loss) on average assets and average equity, and average equity to average assets for 2011, 2010, and 2009:

	2011	2010	2009
Return (loss) on average assets	0.89%	-4.17%	-0.83%
Return (loss) on average tangible assets	0.89%	-4.25%	-0.86%
Return (loss) on average equity	6.02%	-30.82%	-6.68%
Return (loss) on average tangible equity	6.11%	-35.66%	-9.06%
Average equity to average assets ratio	14.82%	13.55%	12.46%

  Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company's consolidated balance sheets. Total unused commitments to extend credit were $284.8 million at December 31, 2011, as compared to $284.0 million at December 31, 2010. Unused commitments represented 37% and 34% of outstanding gross loans at December 31, 2011 and 2010, respectively.

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

        The following table presents the Company's commitments to extend credit for the periods indicated:

	December 31, 2011		December 31, 2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$15,723	$257,342	$6,740	$256,575
Standby letters of credit	2,291	9,482	2,291	18,419

	$18,014	$266,824	$9,031	$274,994

  Contractual Obligations

        The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2011, are as follows:

	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Subordinated debt	$—	$—	$—	$23,702	$23,702
Short-term borrowings	—	—	—	—	—
Operating leases	2,702	4,763	1,769	622	9,856
Time deposits of $100 or more, CDARS and brokered deposits	177,620	82,351	—	—	259,971

Total debt and operating leases	$180,322	$87,114	$1,769	$24,324	$293,529

        In addition to those obligations listed above, in the normal course of business, the Company will make cash distributions for the payment of interest on interest-bearing deposit accounts and debt obligations, payments for quarterly income tax estimates and contributions to certain employee benefit plans.

Liquidity and Asset/Liability Management

        Liquidity refers to the Company's ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion. At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. An integral part of the Company's ability to manage its liquidity position appropriately is the Company's large base of core deposits, which are generated by offering traditional banking services in its service area and which have, historically, been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company's interest margin. In order to meet short-term liquidity needs the Company may utilize overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicit brokered deposits if cost effective deposits are not available from local sources and maintain collateralized lines of credit with the FHLB and FRB. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available-for-sale.

        At December 31, 2011, the Company had loan contraction, including loans held-for-sale, of $91.3 million from December 31, 2010, and it has experienced an improvement in its liquidity position. One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio improved to 72.86% at December 31, 2011, compared to 85.12% at December 31, 2010.

  FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at December 31, 2011, and December 31, 2010. The Company had $189.7 million of loans pledged to the FHLB as collateral on an available line of credit of $107.3 million at December 31, 2011. The Company had $221.1 million of loans pledged to the FHLB as collateral on an available line of credit of $111.8 million at December 31, 2010.

        The Company can also borrow from FRB's discount window. The Company had $241.2 million of loans pledged to the FRB as collateral on an available line of credit of $166.7 million at December 31, 2011, none of which was outstanding. The Company had approximately $134.5 million of loans pledged to the FRB as collateral on an available line of credit of approximately $77.9 million at December 31, 2010, none of which was outstanding.

        At December 31, 2011, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at December 31, 2011 or 2010.

        The Company had no secured borrowings at December 31, 2011. The Company had $2.4 million of secured borrowings at December 31, 2010. Secured borrowings represent the guaranteed portions of SBA 7a loans transferred to third parties subject to a SBA warranty for a period of 90 days. This required the Company to treat these loans as secured borrowings during the warranty period. Effective February 15, 2011, the SBA no longer required a warranty period in loan sales agreements.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2011, compared to $5.0 million at December 31, 2010. Repurchase agreements are accounted for as collateralized financial transactions and were secured by mortgage-backed securities with an amortized cost of approximately $6.3 million at December 31, 2010.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Average balance during the year	$712	$23,888	$56,269
Average interest rate during the year	3.37%	1.78%	1.65%
Maximum month-end balance during the year	$5,000	$73,000	$122,000
Average rate at December 31	N/A	3.09%	1.32%

  Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to spit-dollar life insurance agreements, which continues after the participant's employment and retirement. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar insurance agreements represents either the present value of the future death benefits payable to the participants' beneficiaries or the present value of the estimated cost to maintain life insurance, depending on the contractual terms of the participant's underlying agreement.

        During 2011, participants in the split-dollar life insurance benefit plan agreed to amend their agreements related to the designation of beneficiaries for life insurance policies owned by the Company. The agreements were amended to provide a benefit for as long as the policies are in force, (including a commitment to provide replacement coverage if the policies are ever surrendered).

        The split-dollar life insurance projected benefit obligation is included in "Accrued interest payable and other liabilities" on the consolidated balance sheets.

  Capital Resources

        On June 21, 2010, the Company completed a private placement of Series B Preferred Stock and Series C Preferred Stock to a limited number of institutional investors for gross proceeds of $75.0 million. HCC downstreamed $40.0 million of the proceeds from the private placement to HBC as Tier 1 capital for regulatory purposes. The Company's shareholders approved the conversion of the Series B Preferred Stock and Series C Preferred Stock in September 2010, and as a result the proceeds from the private placement constitute Tier 1 capital for regulatory purposes at the holding company level. The Series B Preferred Stock was subsequently converted into common stock in accordance with its terms. As discussed below, the proceeds from the private placement have significantly improved the Company's regulatory ratios.

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$199,423	$185,775	$134,833
Tier 2 Capital	12,181	11,988	14,720

Total risk-based capital	$211,604	$197,763	$149,553

Risk-weighted assets	$965,756	$945,499	$1,163,125
Average assets (regulatory purposes)	$1,300,002	$1,316,600	$1,341,670
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	21.9%	20.9%	12.9%	10.00%	8.00%
Tier 1 risk-based capital	20.6%	19.7%	11.6%	6.00%	4.00%
Leverage(1)	15.3%	14.1%	10.1%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements. The risk-based and leverage capital ratios are also discussed in Item 1 — "Business — Capital Adequacy Requirements."

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$178,697	$159,192	$133,216
Tier 2 Capital	12,207	11,993	14,743

Total risk-based capital	$190,904	$171,185	$147,959

Risk-weighted assets	$967,898	$945,918	$1,165,014
Average assets for capital purposes	$1,301,859	$1,316,969	$1,344,407
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	19.7%	18.1%	12.7%	10.00%	8.00%
Tier 1 risk-based capital	18.5%	16.8%	11.4%	6.00%	4.00%
Leverage(1)	13.7%	12.1%	9.9%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        At December 31, 2011 and 2010, HCC's and HBC's capital met all minimum regulatory requirements. As of December 31, 2011, HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under the prompt corrective action provisions.

        At December, 2011, the Company had total shareholders' equity of $197.8 million, including $58.5 million in preferred stock, $131.2 million in common stock, $7.2 million in retained earnings, and $955,000 of accumulated other comprehensive income. The components of accumulated other comprehensive income at December 31, 2011 include the following balances, net of deferred taxes: (i) a $5.0 million unrealized gain on available-for-sale securities; (ii) a ($3.0) million unrealized loss on the supplemental executive retirement plan; (iii) a ($2.2) million unrealized loss on the split-dollar life insurance benefit plan; and (iv) a $1.2 million unrealized gain on interest-only strip from SBA loans.

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

The subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the trusts to the Company. The common stock is recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier I capital (up to a maximum of 25% of Tier 1 capital). The subsidiary trusts are not consolidated in the Company's consolidated financial statements. Under Dodd-Frank, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets; therefore, our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

        In November 2009, the Company announced that it was exercising its right to defer regularly scheduled interest payments on its $23.7 million of junior subordinated notes relating to its trust preferred securities. From the time it deferred interest payments, the Company accrued the expense of each deferred interest payment at the normal rate on a compounded basis. On June 24, 2011, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated debt securities in the amount of $3.9 million, which included all payments due through September 8, 2011. As a result of the June 2011 interest payment and the payment of regularly scheduled interest payments in the third and fourth quarters of 2011, the Company is current with respect to interest accrued on trust preferred subordinated debt securities.

  U.S. Treasury Capital Purchase Program

        The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of its common stock to the Treasury through the U.S. Treasury Capital Purchase Program. The Series A Preferred Stock qualified as a component of Tier 1 capital. In November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. On August 1, 2011, the Company paid a dividend on its Series A Preferred Stock held by the U.S. Treasury in an aggregate amount of $4.2 million.

        On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve, the Company repurchased all of the Series A Preferred Stock and paid the related accrued and unpaid dividends. The repurchase of the Series A Preferred Stock will save us $2.0 million in annual dividends. At the time the Company repurchased the Series A Preferred Stock, it did not repurchase the related warrant. The warrant was outstanding as of the date of this report.

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

        The Series C Preferred Stock remains outstanding until it has been converted into common stock in accordance with its terms. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is not redeemable by the Company or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to the Company's common stock.

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

        The following table sets forth the estimated changes in the Company's net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2011. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$12,115	23.8%
+300	$9,123	17.9%
+200	$5,922	11.6%
+100	$2,580	5.1%
0	$—	0.0%
-100	$(4,125)	-8.1%
-200	$(8,606)	-16.9%

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

  Stock Based Compensation

        We grant stock options to purchase our common stock also to our employees and directors under the 2004 Plan. Additionally, we have outstanding options that were granted under an option plan from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of accounting guidance related to share-based payments. Our results of operations for fiscal years 2011, 2010, and 2009 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2011, the Company did not use interest rate derivatives to hedge its interest rate risk.

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 88 through 142.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2011. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls were effective as of December 31, 2011, the period covered by this report.

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

        Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2011.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

        None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

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

ITEM 11 — EXECUTIVE COMPENSATION

        Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item will be contained in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2011. Such information is incorporated herein by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

        The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 88 through 142.

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

HERITAGE COMMERCE CORP
DATE: March 9, 2012	BY:	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK G. BISCEGLIA Frank G. Bisceglia	Director	March 9, 2012
/s/ JACK W. CONNER Jack W. Conner	Director and Chairman of the Board	March 9, 2012
/s/ JOHN M. EGGEMEYER III John M. Eggemeyer III	Director	March 9, 2012
/s/ CELESTE V. FORD Celeste V. Ford	Director	March 9, 2012
/s/ STEVEN L. HALLGRIMSON Steven L. Hallgrimson	Director	March 9, 2012
/s/ WALTER T. KACZMAREK Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principal Executive Officer)	March 9, 2012
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2012
/s/ ROBERT T. MOLES Robert T. Moles	Director	March 9, 2012
/s/ HUMPHREY P. POLANEN Humphrey P. Polanen	Director	March 9, 2012
/s/ LAURA RODEN Laura Roden	Director	March 9, 2012
/s/ CHARLES T. TOENISKOETTER Charles T. Toeniskoetter	Director	March 9, 2012
/s/ RANSON W. WEBSTER Ranson W. Webster	Director	March 9, 2012
/s/ W. KIRK WYCOFF W. Kirk Wycoff	Director	March 9, 2012

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Commerce Corp
San Jose, California

        We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Heritage Commerce Corp's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage Commerce Corp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting included in Item 9A in Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of

America. Also in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP

Costa Mesa, California
March 9, 2012

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
	(Dollars in thousands, except per share data)
ASSETS
Cash and due from banks	$20,861	$7,692
Interest-bearing deposits in other financial institutions	52,011	64,485

Total cash and cash equivalents	72,872	72,177
Securities available-for-sale, at fair value	380,455	232,165
Loans held-for-sale — SBA, at lower of cost or market, including deferred costs	753	8,750
Loans held-for-sale — other, at lower of cost or market, including deferred costs	413	2,260
Loans, including deferred costs	764,591	846,049
Allowance for loan losses	(20,700)	(25,204)

Loans, net	743,891	820,845
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	9,925	9,174
Company owned life insurance	46,388	43,682
Premises and equipment, net	7,980	8,397
Intangible assets	2,491	3,014
Accrued interest receivable and other assets	41,026	45,905

Total assets	$1,306,194	$1,246,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Deposits:
Demand, noninterest-bearing	$344,303	$280,258
Demand, interest-bearing	134,119	153,917
Savings and money market	282,478	272,399
Time deposits — under $100	28,557	33,499
Time deposits — $100 and over	168,874	137,514
Time deposits — CDARS	6,371	17,864
Time deposits — brokered	84,726	98,467

Total deposits	1,049,428	993,918
Securities sold under agreement to repurchase	—	5,000
Subordinated debt	23,702	23,702
Short-term borrowings	—	2,445
Accrued interest payable and other liabilities	35,233	39,152

Total liabilities	1,108,363	1,064,217
Commitments and contingencies (Note 14)
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series A fixed rate cumulative preferred stock, 40,000 shares issued and outstanding (liquidation preference of $40,250 at December 31, 2011 and $42,810 at December 31, 2010)	39,846	39,846
Discount on Series A preferred stock	(833)	(1,227)
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at December 31, 2011 and December 31, 2010 (liquidation preference of $21,004 at December 31, 2011 and December 31, 2010)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,295,001 shares issued and outstanding at December 31, 2011 and 26,233,001 shares issued and outstanding at December 31, 2010	131,172	130,531
Retained earnings / (Accumulated deficit)	7,172	(1,866)
Accumulated other comprehensive income (loss)	955	(4,651)

Total shareholders' equity	197,831	182,152

Total liabilities and shareholders' equity	$1,306,194	$1,246,369

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$42,769	$49,633	$58,602
Securities, taxable	9,088	5,236	3,618
Securities, non-taxable	—	—	9
Interest-bearing deposits in other financial institutions	174	218	64

Total interest income	52,031	55,087	62,293

Interest expense:
Deposits	3,942	8,086	13,462
Subordinated debt	1,871	1,878	1,933
Repurchase agreements	24	418	787
Short-term borrowings	38	130	62
Note payable	—	—	82

Total interest expense	5,875	10,512	16,326

Net interest income before provision for loan losses	46,156	44,575	45,967
Provision for loan losses	4,469	26,804	33,928

Net interest income after provision for loan losses	41,687	17,771	12,039

Noninterest income:
Service charges and fees on deposit accounts	2,355	2,228	2,221
Servicing income	1,743	1,719	1,587
Increase in cash surrender value of life insurance	1,706	1,677	1,664
Gain on sales of SBA loans	1,461	1,058	1,306
Gain on sales of securities	459	1,955	231
Loss on sales of other loans	—	(887)	—
Other	698	983	1,018

Total noninterest income	8,422	8,733	8,027

Noninterest expense:
Salaries and employee benefits	20,574	21,234	22,927
Occupancy and equipment	4,083	4,087	3,937
Professional fees	2,861	3,975	3,851
FDIC deposit insurance premiums	1,294	4,002	3,321
Software subscriptions	1,078	1,004	865
Low income housing investment losses	1,035	795	922
Insurance expense	941	1,007	639
Data processing	876	831	912
Advertising and promotion	435	395	406
Foreclosed assets	389	650	518
Writedown of loans held-for-sale	29	1,080	—
Impairment of goodwill	—	43,181	—
Other	5,977	5,886	6,462

Total noninterest expense	39,572	88,127	44,760

Income (loss) before income taxes	10,537	(61,623)	(24,694)
Income tax benefit	(834)	(5,766)	(12,709)

Net income (loss)	11,371	(55,857)	(11,985)
Dividends and discount accretion on preferred stock	(2,333)	(2,398)	(2,376)

Net income (loss) available to common shareholders	$9,038	$(58,255)	$(14,361)

Earnings (loss) per common share:
Basic	$0.28	$(3.64)	$(1.21)
Diluted	$0.28	$(3.64)	$(1.21)

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31, 2011, 2010, and 2009
	Preferred Stock			Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
								Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2009	40,000	$39,846	$(1,946)	11,820,509	$78,854	$70,986	$(3,473)	$184,267
Net loss	—	—	—	—	—	(11,985)		(11,985)	$(11,985)
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	159	159	159
Net change in pension and other benefit plan liability, net of deferred income taxes	—	—	—	—	—	—	760	760	760

Total comprehensive loss									$(11,066)

Amortization of restricted stock award, net of forfeitures and taxes	—	—	—	—	84	—	—	84
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(2,028)	—	(2,028)
Accretion of discount on Series A preferred stock	—	—	348	—	—	(348)	—	—
Cash dividend declared on common stock, $0.02 per share	—	—	—	—	—	(236)	—	(236)
Stock option expense, net of forfeitures and taxes	—	—	—	—	1,284	—	—	1,284

Balance, December 31, 2009	40,000	39,846	(1,598)	11,820,509	80,222	56,389	(2,554)	172,305
Net loss	—	—		—	—	(55,857)	—	(55,857)	$(55,857)
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	(2,340)	(2,340)	(2,340)
Net change in pension and other benefit plan liability, net of deferred income taxes	—	—	—	—	—	—	243	243	243

Total comprehensive loss									$(57,954)

Issuance of Series B manditorily convertible cumulative perpetual preferred stock, net of issuance costs	53,996	50,179	—	—	—	—	—	50,179
Conversion of Series B manditorily convertible cumulative perpetual preferred stock into common stock	(53,996)	(50,179)	—	14,398,992	50,179	—	—	—
Issuance of Series C convertible perpetual preferred stock, net of issuance costs	21,004	19,519	—	—	—	—	—	19,519
Issuance of restricted stock awards	—	—	—	13,500	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	89	—	—	89
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(2,027)	—	(2,027)
Accretion of discount on Series A preferred stock	—	—	371	—	—	(371)	—	—
Stock option expense, net of forfeitures and taxes	—	—	—	—	41	—	—	41

Balance, December 31, 2010	61,004	$59,365	$(1,227)	26,233,001	$130,531	$(1,866)	$(4,651)	$182,152

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

	Years Ended December 31, 2011, 2010, and 2009
	Preferred Stock			Common Stock		Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)
								Total Shareholders' Equity	Comprehensive Income (Loss)
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance December 31, 2010	61,004	$59,365	$(1,227)	26,233,001	$130,531	$(1,866)	$(4,651)	$182,152
Net income	—	—		—	—	11,371	—	11,371	$11,371
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	6,723	6,723	6,723
Net change in pension and other benefit plan liability, net of deferred income taxes	—	—	—	—	—	—	(1,117)	(1,117)	(1,117)

Total comprehensive income									$16,977

Issuance of restricted stock awards	—	—	—	62,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	75	—	—	75
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,939)	—	(1,939)
Accretion of discount on Series A preferred stock	—	—	394	—	—	(394)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	566	—	—	566

Balance, December 31, 2011	61,004	$59,365	$(833)	26,295,001	$131,172	$7,172	$955	$197,831

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,371	$(55,857)	$(11,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization (accretion) of discounts and premiums on securities	1,634	(1,557)	(259)
Gain on sale of securities available-for-sale	(459)	(1,955)	(231)
Gain on sale of SBA loans	(1,461)	(1,058)	(1,306)
Proceeds from sale of SBA loans originated for sale	16,857	19,824	12,023
Net change in SBA loans originated for sale	(7,634)	(21,599)	(20,630)
Loss on sale of other loans	—	887	—
Writedowns on other loans held-for-sale	29	1,080	—
Provision for loan losses	4,469	26,804	33,928
Increase in cash surrender value of life insurance	(1,706)	(1,677)	(1,664)
Depreciation and amortization	766	799	807
Goodwill impairment	—	43,181	—
Amortization of other intangible assets	523	575	642
Writedowns and (gains)/losses on sale of foreclosed assets, net	(10)	576	79
Stock option expense, net	566	41	1,284
Amortization of restricted stock awards, net	75	89	84
Effect of changes in:
Accrued interest receivable and other assets	(675)	4,664	(12,866)
Accrued interest payable and other liabilities	(2,904)	1,064	(1,944)

Net cash provided by (used in) operating activities	21,441	15,881	(2,038)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(233,092)	(197,978)	(147,590)
Maturities/paydowns/calls of securities available-for-sale	52,427	31,864	131,362
Proceeds from sales of securities available-for-sale	45,014	46,012	15,272
Net change in SBA loans previously transferred to held-for-sale	—	(358)	(1,118)
Proceeds from sales of SBA loans previously transferred to held-for-sale	—	2,816	20,795
Net change in other loans transferred to held-for-sale	49	1,223	—
Proceeds from sale of other loans transferred held-for-sale	1,769	10,303	—
Net change in loans	68,155	168,390	121,989
Changes in Federal Home Loan Bank stock and other investments	(751)	(720)	(638)
Purchase of company owned life insurance	(1,000)	—	—
Proceeds from redemption of company owned life insurance	—	308	—
Purchase of premises and equipment	(349)	(190)	(296)
Proceeds from sale of foreclosed assets	3,639	12,288	4,196

Net cash provided by (used in) investing activities	(64,139)	73,958	143,972

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	55,510	(95,367)	(64,765)
Net change in securities sold under agreement to repurchase	(5,000)	(20,000)	(10,000)
Net change in note payable	—	—	(15,000)
Net change in short-term borrowings	(2,445)	(17,555)	(35,000)
Issuance of preferred stock, net of offering costs	—	69,698	—
Payment of cash dividends — preferred stock	(4,672)	—	(1,467)
Payment of cash dividends — common stock	—	—	(236)

Net cash provided by (used in) financing activities	43,393	(63,224)	(126,468)

Net increase in cash and cash equivalents	695	26,615	15,466
Cash and cash equivalents, beginning of year	72,177	45,562	30,096

Cash and cash equivalents, end of year	$72,872	$72,177	$45,562

Supplemental disclosures of cash flow information:
Interest paid	$7,901	$8,896	$19,030
Income taxes paid (refund)	490	(6,357)	605
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased, settling after year-end	$5,175	$2,902	$4,065
Transfer of loans held-for-sale to loan portfolio	235	2,367	—
Transfer of portfolio loans to loans held-for-sale	—	17,079	20,506
Loans transferred to foreclosed assets	4,565	11,919	5,856
Conversion of Series B preferred stock to common stock	—	50,179	—
Cash dividend accrued on Series A preferred stock	—	2,027	783

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

        All of the common securities of the Trusts totaling $702,000 are owned by the Company and included in other assets on the consolidated balance sheets. The Trusts issued their preferred securities to investors, and used the proceeds to purchase subordinated debt issued by the Company. The subordinated debt payable to the Trusts is recorded as debt of the Company. The Company has fully and unconditionally guaranteed the trust preferred securities along with all obligations of the Trusts under the trust agreements. Interest income from the subordinated debt is the source of revenues for these Trusts. In accordance with generally accepted accounting principles, the Trusts are not consolidated in the Company's financial statements.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The allowance for loan losses, carrying value of foreclosed assets, deferred tax assets and liabilities, intangible assets, loan servicing rights, interest-only strip receivables, defined benefit pension and split-dollar life insurance benefit plan and the fair values of financial instruments are particularly subject to change.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Cash Flows

        Net cash flows are reported for customer loan and deposit transactions, notes payable, repurchase agreements and other short-term borrowings.

  Securities

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Securities available-for-sale are recorded at fair value with a corresponding recognition of the net unrealized holding gain or loss, net of deferred income taxes, as a net amount within accumulated other comprehensive income (loss), which is a separate component of shareholders' equity. Securities held-to-maturity are recorded at amortized cost, based on the Company's positive intent and ability to hold the securities to maturity. As of December 31, 2011 and 2010, all of the Company's securities were classified as available-for-sale.

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

        Gains or losses on SBA loans held-for-sale are recognized upon completion of the sale, based on the difference between the net sales proceeds and the relative fair value of the guaranteed portion of the loan sold compared to the relative fair value of the unguaranteed portion. Prior to February 15, 2011, SBA loans that were sold were subject to a warranty for a period of 90 days. In accordance with generally accepted accounting principles, the Company treated sold SBA loans as secured borrowings during the warranty period. The secured borrowings were classified as "short-term borrowings" on the consolidated balance sheets.

        SBA loans are sold with servicing retained. Servicing assets recognized separately upon the sale of SBA loans consist of servicing rights and, for loans sold prior to 2009, interest-only strip receivables ("I/O strips"). The Company accounts for the sale and servicing of SBA loans based on the financial and servicing assets it controls and liabilities it has incurred, reversing recognition of financial assets when control has been surrendered, and reversing recognition of liabilities when extinguished. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sale of loans. Servicing rights are amortized in proportion to and over the period of net servicing income and are assessed for impairment on an ongoing basis. Impairment is determined by stratifying the servicing rights

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

based on interest rates and terms. Any servicing assets in excess of the contractually specified servicing fees are reclassified at fair value as an I/O strip receivable and treated like an available for sale security. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Impairment is recognized through a valuation allowance. The servicing rights, net of any required valuation allowance, and I/O strip receivable are included in other assets on the consolidated balance sheets.

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

        A loan portfolio segment is defined as the level at which the Company uses a systematic methodology to determine the allowance for loan losses. A loan portfolio class is defined as a group of loans having similar risk characteristics and methods for monitoring and assessing risk.

        For all loan classes, when a loan is classified as nonaccrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued. For all loan classes, loans are classified as nonaccrual when the payment of principal or interest is 90 days past due, unless the loan is well secured and in the process of collection. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Any interest or principal payments received on nonaccrual loans are applied toward reduction of principal. Nonaccrual loans generally are not returned to performing status until the obligation is brought current, the loan has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectability of the contractual principal and interest is no longer in doubt.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Company Owned Life Insurance and Split-Dollar Life Insurance Benefit Plan

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

        Accounting guidance requires that a liability be recorded over the average life expectancy when a split-dollar life insurance agreement continues after a participant's employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Goodwill and Intangible Assets

        Goodwill resulted from the acquisition of Diablo Valley Bank and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill was assessed at least annually for impairment and any such impairment is recognized in the period identified. During 2010, the Company determined that the $43,181,000 of goodwill was fully impaired.

        Other intangible assets consist of core deposit and customer relationship intangible assets arising from the Diablo Valley Bank acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives. The core deposits and customer relationship intangible assets are being amortized over ten and seven years, respectively.

  Foreclosed Assets

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

        The carrying value of foreclosed assets was $2,312,000 and $1,296,000 at December 31, 2011 and 2010, respectively, and is included in other assets on the consolidated balance sheets.

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

  Income Taxes

        The Company files consolidated Federal and combined state income tax returns. Income tax expense is the total of the current year income tax payable or refund and the change in deferred tax assets and liabilities. Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse.

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

        At December 31, 2011, and December 31, 2010, the Company had net deferred tax assets of $21,870,000 and $27,361,000, net of a $3,700,000 partial valuation allowance at December 31, 2010. At December 31, 2011, after consideration of the matters in the preceding paragraph, the Company determined that a valuation allowance for deferred tax assets should be $0.

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

  Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) because they have been recorded directly in equity under the provisions of certain accounting guidance. The Company's sources of other comprehensive income are unrealized gains and losses on securities available-for-sale and I/O strips, which are treated like available-for-sale securities, and the liabilities related to the Company's defined benefit pension plan and the split-dollar life insurance benefit plan. Reclassification adjustments result from gains or losses on securities that were realized and included in net income (loss) of the current period that also had been included in other comprehensive income as unrealized holding gains and losses.

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

  Reclassifications

        Certain items in the consolidated financial statements for the years ended December 31, 2010 and 2009 were reclassified to conform to the 2011 presentation. These reclassifications did not affect previously reported net income.

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

  Newly Issued But Not Yet Effective Accounting Standards

        In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards ("IFRS") fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are not expected to have a material impact on the Company's financial position, results or operations or cash flows.

        In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of shareholders' Equity. The update requires that all non-owner changes in shareholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The provisions of this update are only expected to change the manner in which our other comprehensive income is disclosed.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Securities

        The amortized cost and estimated fair value of securities at year-end were as follows:

2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$341,901	$8,484	$(37)	$350,348
Trust preferred securities	29,947	194	(34)	30,107

Total	$371,848	$8,678	$(71)	$380,455

2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$235,099	$1,079	$(4,013)	$232,165

        At December 31, 2011 and December 31, 2010, all agency mortgage backed securities were issued by the Federal National Mortgage Association ("Fannie Mae") the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or the Government National Mortgage Association ("Ginnie Mae"). At December 31, 2011, trust preferred securities were issued by single entities. There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity at December 31, 2011 and 2010.

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	2011	2010	2009
	(Dollars in thousands)
Proceeds	$45,014	$46,012	$15,272
Gross gains	480	1,956	238
Gross losses	(21)	(1)	(7)

        Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	$8,265	$(37)	$—	$—	$8,265	$(37)
Trust preferred securities	7,007	(34)	—	—	7,007	(34)

Total	$15,272	$(71)	$—	$—	$15,272	$(71)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Less Than 12 Months		12 Months or More		Total
2010	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Agency mortgage-backed securities	$140,142	$(4,013)	$—	$—	$140,142	$(4,013)

        At December 31, 2011, the Company held 165 securities, of which five had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. Unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not intend to sell any securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2011.

        At December 31, 2010, the Company held 106 securities, of which 54 had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2010.

        The amortized cost and fair value of debt securities as of December 31, 2011, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after ten years	$29,947	$30,107
Agency mortgage-backed securities	341,901	350,348

Total	$371,848	$380,455

        Securities with amortized cost of $81,945,000 and $42,149,000 as of December 31, 2011 and 2010 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Loans and Loan Servicing

        Loans at year-end were as follows:

	2011	2010
	(Dollars in thousands)
Loans held-for-sale:
Loans held-for-sale — SBA	$753	$8,750
Loans held-for-sale — other	413	2,260

Total loans held-for-sale	$1,166	$11,010

Loans held-for-investment:
Commercial	$366,590	$378,412
Real estate:
Commercial and residential	311,479	337,457
Land and construction	23,016	62,356
Home equity	52,017	53,697
Consumer	11,166	13,244

Loans	764,268	845,166
Deferred loan origination costs and fees, net	323	883

Loans, including deferred costs	764,591	846,049
Allowance for loan losses	(20,700)	(25,204)

Loans, net	$743,891	$820,845

        Prior to February 15, 2011, SBA loans that were sold were subject to a warranty for a period of 90 days. In accordance with generally accepted accounting principles, the Company treated sold SBA loans as secured borrowings during the warranty period. The secured borrowings were classified as "short-term borrowings" on the consolidated balance sheets. At December 31, 2010, the balance of loans held-for-sale included $2,445,000 of SBA loans that were transferred to third parties, with associated deferred gains of $194,000, which are included in other liabilities on the consolidated balance sheet. Effective February 15, 2011, the SBA no longer required a warranty period in loan sales agreements. Therefore, gains on loan sales completed after February 15, 2011 are recognized upon completion of the transaction, thus there are no short-term borrowings or deferred gains associated with the SBA loans held-for-sale at December 31, 2011.

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

	Balance Prior to Transfer	Amount Charged-off	June 30, 2010 Balance Transferred to Loans Held-for-Sale	Paydowns / Sales	Writedowns	December 31, 2010 Balance
	(Dollars in thousands)
Real estate:
Commercial and residential	$9,893	$(2,781)	$7,112	$(5,032)	$(917)	$1,163
Land and construction	21,112	(11,145)	9,967	(8,707)	(163)	1,097

Total	$31,005	$(13,926)	$17,079	$(13,739)	$(1,080)	$2,260

        During 2011, activity in the loans held-for-sale — other portfolio included $38,000 in paydowns, $29,000 in writedowns, and $1,780,000 of loan sales, resulting in a balance of $413,000 at December 31, 2011.

        Changes in the allowance for loan losses were as follows:

	For the Year Ended December 31, 2011				For the Year Ended December 31, 2010 Total	For the Year Ended December 31, 2009 Total
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$13,952	$10,363	$889	$25,204	$28,768	$25,007
Charge-offs	(7,559)	(3,356)	(8)	(10,923)	(32,167)	(31,534)
Recoveries	678	1,269	3	1,950	1,799	1,367

Net charge-offs	(6,881)	(2,087)	(5)	(8,973)	(30,368)	(30,167)
Provision for loan losses	6,144	(938)	(737)	4,469	26,804	33,928

Balance, end of year	$13,215	$7,338	$147	$20,700	$25,204	$28,768

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year-end:

	December 31, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,249	$76	$2	$2,327
Collectively evaluated for impairment	10,966	7,262	145	18,373

Total allowance balance	$13,215	$7,338	$147	$20,700

Loans:
Individually evaluated for impairment	$11,954	$5,948	$12	$17,914
Collectively evaluated for impairment	354,636	380,564	11,154	746,354

Total loan balance	$366,590	$386,512	$11,166	$764,268

	December 31, 2010
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,427	$1,855	$778	$6,060
Collectively evaluated for impairment	10,525	8,508	111	19,144

Total allowance balance	$13,952	$10,363	$889	$25,204

Loans:
Individually evaluated for impairment	$14,374	$16,041	$898	$31,313
Collectively evaluated for impairment	364,038	437,469	12,346	813,853

Total loan balance	$378,412	$453,510	$13,244	$845,166

        Impaired loans excluding non-accrual loans held-for-sale were as follows:

	2011	2010
	(Dollars in thousands)
Year-end loans with no allocated allowance for loan losses	$11,068	$10,985
Year-end loans with allocated allowance for loan losses	6,846	20,328

Total	$17,914	$31,313

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of December 31, 2011 and December 31, 2010. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	December 31, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$7,644	$5,972	$—	$5,557	$5,125	$—
Real estate:
Commercial and residential	2,916	2,057	—	4,392	2,431	—
Land and construction	3,491	3,039	—	6,138	3,429	—

Total with no related allowance recorded	14,051	11,068	—	16,087	10,985	—
With an allowance recorded:
Commercial	6,526	5,982	2,249	9,695	9,249	3,427
Real estate:
Commercial and residential	80	80	44	4,753	4,753	1,002
Land and construction	817	740	32	6,862	5,428	853
Home Equity	32	32	—	—	—	—
Consumer	12	12	2	898	898	778

Total with an allowance recorded	7,467	6,846	2,327	22,208	20,328	6,060

Total	$21,518	$17,914	$2,327	$38,295	$31,313	$6,060

        The following table presents interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

	For the Year Ended December 31, 2011
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total	For the Year Ended December 31, 2010 Total
	(Dollars in thousands)
Average of impaired loans during the period	$12,613	$2,976	$5,726	$1,390	$680	$23,385	$51,023
Interest income during impairment	$2	$—	$1	$1	$2	$6	$41
Cash-basis interest earned	$—	$—	$—	$1	$—	$1	$27

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year-end:

	2011	2010
	(Dollars in thousands)
Nonaccrual loans — held-for-sale	$186	$2,026
Nonaccrual loans — held-for-investment	14,353	28,821
Restructured and loans over 90 days past due and still accruing	2,291	2,256

Total nonperforming loans	$16,830	$33,103

Other restructured loans	$1,270	$236
Impaired loans, excluding loans held-for-sale	$17,914	$31,313

        The following table presents the nonperforming loans by class at year-end:

	2011			2010
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$8,876	$1,803	$10,679	$13,545	$593	$14,138
Real estate:
Commercial and residential	2,137	—	2,137	6,450	1,663	8,113
Land and construction	3,514	456	3,970	9,954	—	9,954
Home equity	—	32	32	—	—	—
Consumer	12	—	12	898	—	898

Total	$14,539	$2,291	$16,830	$30,847	$2,256	$33,103

        The following table presents the aging of past due loans as of December 31, 2011 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,999	$508	$3,394	$5,901	$360,689	$366,590
Real estate:
Commercial and residential	2,293	—	—	2,293	309,186	311,479
Land and construction	—	—	1,532	1,532	21,484	23,016
Home equity	753	—	32	785	51,232	52,017
Consumer	—	—	—	—	11,166	11,166

Total	$5,045	$508	$4,958	$10,511	$753,757	$764,268

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the aging of past due loans as of December 31, 2010 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,176	$807	$14,138	$18,121	$360,291	$378,412
Real estate:
Commercial and residential	1,078	1,595	7,184	9,857	327,600	337,457
Land and construction	—	—	8,857	8,857	53,499	62,356
Home equity	80	—	—	80	53,617	53,697
Consumer	—	—	898	898	12,346	13,244

Total	$4,334	$2,402	$31,077	$37,813	$807,353	$845,166

        Past due loans 30 days or greater totaled $10,511,000 and $38,049,000 at December 31, 2011 and December 31, 2010, respectively, of which $6,312,000 and $28,821,000 were on nonaccrual. At December 31, 2011, there were also $8,041,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. There were no current loans included in nonaccrual loans held-for-investment at December 31, 2010. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

        The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information; historical payment experience; credit documentation; public information; and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a quarterly basis. Nonclassified loans generally include those loans that are expected to be repaid in accordance with contractual loans terms. Classified loans are those loans that are assigned a substandard, substandard-nonaccrual, or doubtful risk rating using the following definitions:

        Substandard.    Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following table provides a summary of the loan portfolio by loan type and credit quality classification for the periods indicated:

	December 31, 2011			December 31, 2010
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$333,506	$33,084	$366,590	$338,164	$40,248	$378,412
Real estate:
Commercial and residential	294,653	16,826	311,479	320,867	16,590	337,457
Land and construction	15,343	7,673	23,016	32,664	29,692	62,356
Home equity	51,368	649	52,017	50,757	2,940	53,697
Consumer	10,853	313	11,166	12,346	898	13,244

Total	$705,723	$58,545	$764,268	$754,798	$90,368	$845,166

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        For the year ended December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included a reduction of the stated interest rate of the loan, or an extension of maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

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

        The book balance of troubled debt restructurings at December 31, 2011 was $7,396,000, which included $4,323,000 of nonaccrual loans and $3,073,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2010 was $7,924,000, which included $5,432,000 of nonaccrual loans and $2,492,000 of accruing loans. Approximately $574,000 and $1,134,000 in specific reserves were established with respect to these loans as of December 31, 2011 and December 31, 2010. As of

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2011 and December 31, 2010, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        The following table presents loans by class modified as troubled debt restructurings during the twelve month period ended December 31, 2011:

Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	9	$3,712	$3,619
Consumer	1	11	11

Total	10	$3,723	$3,630

        The troubled debt restructurings described above increased the allowance for loan losses by $462,000 through the allocation of specific reserves, and resulted in net charge-offs of $93,000 for the year ended December 31, 2011.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within twelve months following the modification, during the year ended December 31, 2011.

        HBC makes loans to executive officers, directors, and their affiliates. The following table presents the loans outstanding to these related parties for the periods indicated:

	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$—	$—
Advances on loans during the year	1,532	—
Repayment on loans during the year	(1,324)	—

Balance, end of year	$208	$—

        At December 31, 2011 and 2010, the Company serviced SBA loans sold to the secondary market of approximately $170,969,000, and $168,913,000.

        Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.36% and 1.37% at December 31, 2011 and 2010, respectively.

        Servicing rights are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for loan servicing rights follows:

	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$915	$1,067	$1,013
Additions	294	325	572
Amortization	(417)	(477)	(518)

Balance, end of year	$792	$915	$1,067

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        There was no valuation allowance for servicing rights as of December 31, 2011 and 2010, because the fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $3,200,000 at December 31, 2011 and 2010. The fair value of servicing rights at December 31, 2011 was estimated using a weighted average constant prepayment rate ("CPR") assumption of 7.00%, and a weighted average discount rate assumption of 14.82%. The fair value of servicing rights at December 31, 2010 was estimated using a weighted average constant prepayment rate assumption of 10.02%, and a weighted average discount rate assumption of 12.32%.

        The weighted average discount rate and CPR assumptions used to estimate the fair value of the I/O strip receivables are the same as for the servicing rights. Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2011, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate 10% and 20% changes to the CPR assumption, and 1% and 2% changes to the discount rate assumption, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$2,094
Prepayment speed assumption (annual rate)	7.0%
Impact on fair value of 10% adverse change in prepayment speed (CPR 7.7%)	$(47)
Impact on fair value of 20% adverse change in prepayment speed (CPR 8.4%)	$(92)
Residual cash flow discount rate assumption (annual)	14.8%
Impact on fair value of 1% adverse change in discount rate (16.3% discount rate)	$(70)
Impact on fair value of 2% adverse change in discount rate (17.8% discount rate)	$(136)

        I/O strip receivables are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$2,140	$2,116	$2,248
Amortization	(96)	(236)	(425)
Unrealized gain	50	260	293

Balance, end of year	$2,094	$2,140	$2,116

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Premises and Equipment

        Premises and equipment at year-end were as follows:

	2011	2010
	(Dollars in thousands)
Building	$3,256	$3,256
Land	2,900	2,900
Furniture and equipment	6,835	6,630
Leasehold improvements	4,668	4,632

	17,659	17,418
Accumulated depreciation and amortization	(9,679)	(9,021)

Premises and equipment, net	$7,980	$8,397

        Depreciation and amortization expense was $766,000, $799,000, and $807,000 in 2011, 2010, and 2009, respectively.

(5) Leases

  Operating Leases

        The Company owns one of its offices and leases the others under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

Year ending December 31,	(Dollars in thousands)
2012	$2,702
2013	2,490
2014	2,273
2015	1,192
2016	577
Thereafter	622

Total	$9,856

        Rent expense under operating leases was $2,766,000, $2,727,000, and $2,558,000 respectively, in 2011, 2010, and 2009.

(6) Goodwill and Intangible Assets

  Goodwill

        Goodwill resulted from the acquisition of Diablo Valley Bank in June 2007 and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Due to concerns about the Company's stock price, the condition of the banking industry in general, and the pricing of the private placement of convertible preferred stock, goodwill was tested for impairment in 2010, with the assistance of an independent valuation firm. Due to the continued depressed economic conditions and the length of time and amount by which the Company's book value exceeded market value per share, and the Company's closing of the private placement at a conversion price of $3.75 per share, the Company determined goodwill related to the acquisition of Diablo Valley Bank of

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$43,181,000 was fully impaired during 2010. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows income approach and publicly traded company approach.

  Acquired Intangible Assets

        Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. These assets are amortized over their estimated useful lives. Accumulated amortization of these intangible assets was $2,834,000 and $2,311,000 at December 31, 2011 and 2010, respectively.

        Estimated amortization expense for each of the next five years follows:

(Dollars in thousands)
2012	$491
2013	473
2014	459
2015	446
2016	427

        Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2011 and December 31, 2010.

(7) Deposits

        Time deposits of $100,000 and over, including deposits within the Certificate of Deposit Account Registry Service ("CDARS") and brokered deposits of $100,000 and over, were $259,454,000 and $252,913,000 at December 31, 2011 and 2010, respectively. The following table presents the scheduled maturities of time deposits, including brokered deposits for the next five years:

December 31, 2011
(Dollars in thousands)
2012	$197,967
2013	58,298
2014	31,078
2015	163
2016	1,022

Total	$288,528

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At December 31, 2011, the Company had securities pledged with a fair value of $56,610,000 for $50,000,000 in certificates of deposits from the State of California. There were no certificates of deposit from the State of California at December 31, 2010.

        As of December 31, 2011, CDARS deposits decreased to $6,371,000 compared to $17,864,000 at December 31, 2010. The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines.

        At December 31, 2011, brokered deposits decreased 14%, to $84,726,000, compared to $98,467,000 at December 31, 2010.

        Deposits from executive officers, directors, and their affiliates were $3,602,000 and $1,482,000 at December 31, 2011 and 2010, respectively.

(8) Borrowing Arrangements

  Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

        The Company maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2011, and December 31, 2010, the Company had no overnight borrowings from the FHLB. The Company had $189,653,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $107,268,000 at December 31, 2011. The Company had $221,093,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $111,781,000 at December 31, 2010.

        The Company can also borrow from the FRB's discount window. The Company had approximately $241,196,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $166,672,000 at December 31, 2011, none of which was outstanding. The Company had approximately $134,482,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $77,924,000 at December 31, 2010, none of which was outstanding.

        At December 31, 2011, the Company has Federal funds purchase arrangements and lines of credit available of $55,000,000. There were no Federal funds purchased at December 31, 2011 and 2010.

  Securities Sold Under Agreements to Repurchase

        There were no securities sold under agreements to repurchase at December 31, 2011, compared to $5,000,000 at December 31, 2010. Securities sold under agreement to purchase were secured by mortgage backed securities with an amortized cost of approximately $6,254,000 at December 31, 2010.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Securities sold under agreements to repurchase are financing arrangements that mature within two and a half years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Average balance during the year	$712	$18,767	$28,822
Average interest rate during the year	3.37%	2.23%	2.73%
Maximum month-end balance during the year	$5,000	$25,000	$35,000
Average rate at December 31	N/A	3.09%	2.35%

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

        The table below summarizes subordinated debt as of December 31:

	2011	2010
	(Dollars in thousands)
Subordinated debentures due to Heritage Capital Trust I with interest payable semi-annually at 10.875%, redeemable with a premium beginning March 8, 2010 and with no premium beginning March 8, 2020, due March 8, 2030	$7,217	$7,217
Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-annually at 10.6%, redeemable with a premium beginning September 7, 2010 and with no premium beginning September 7, 2020, due September 7, 2030	7,206	7,206
Subordinated debentures due to Heritage Statutory Trust II with interest payable quarterly based on 3-month Libor plus 3.58% (4.16% at December 31, 2011), redeemable with a premium beginning July 31, 2006 and with no premium beginning July 31, 2011, due July 31, 2031	5,155	5,155
Subordinated debentures due to Heritage Statutory Trust III with interest payable quarterly based on 3-month Libor plus 3.40% (3.98% at December 31, 2011), redeemable with no premium beginning September 26, 2007 and due September 26, 2032	4,124	4,124

Total	$23,702	$23,702

        In November 2009, the Company announced that it was exercising its right to defer regularly scheduled interest payments on its $23,702,000 of junior subordinated notes relating to its trust preferred securities. From the time it deferred interest payments, the Company accrued the expense of each deferred

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest payment at the normal rate on a compounded basis. On June 24, 2011, the Company paid all of the deferred interest payments on its outstanding trust preferred subordinated debt securities in the amount of $3,884,000, which included all payments due through September 8, 2011. As a result of the June 2011 interest payment, and the payment of regularly scheduled interest payments in the third and fourth quarter of 2011, the Company is current with respect to interest accrued on trust preferred subordinated debt securities.

(9) Income Taxes

        Income tax (benefit) consisted of the following for the year ended December 31, as follows:

	2011	2010	2009
	(Dollars in thousands)
Currently (refundable) payable tax:
Federal	$89	$(2,281)	$(6,192)
State	140	(44)	2

Total currently (refundable) payable	229	(2,325)	(6,190)
Deferred tax (benefit):
Federal	2,068	(4,849)	(3,108)
State	569	(2,292)	(3,411)
Deferred tax valuation allowance	(3,700)	3,700	—

Total deferred tax (benefit)	(1,063)	(3,441)	(6,519)

Income tax (benefit)	$(834)	$(5,766)	$(12,709)

        The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2011	2010	2009
Statutory Federal income tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal tax benefit	4.4%	(2.7)%	(9.0)%
Change in valuation allowance	(35.1)%	6.0%	0.0%
Low income housing credits	(8.0)%	(1.7)%	(4.3)%
Goodwill impairment	0.0%	24.5%	0.0%
Increase in cash surrender value of life insurance	(5.7)%	(1.0)%	(2.4)%
Other, net	1.5%	0.5%	(0.8)%

Effective tax rate	(7.9)%	(9.4)%	(51.5)%

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$8,704	$10,597
Defined postretirement benefit obligation	8,064	6,816
Tax credit carryforwards	4,876	4,061
Federal net operating loss carryforwards	1,289	3,618
California net operating loss carryforwards	3,164	3,164
Split-dollar life insurance benefit plan	106	2,501
Securities available-for-sale	—	1,232
Stock compensation	1,276	1,094
Accrued expenses	728	676
Fixed assets	626	611
Other	221	650

Total deferred tax assets	29,054	35,020
Deferred tax liabilities:
Securities available-for-sale	(3,615)	—
FHLB stock	(263)	(270)
Prepaid expenses	(416)	(490)
I/O strips	(879)	(858)
Loan fees	(830)	(940)
Intangible assets	(1,047)	(1,267)
Other	(134)	(134)

Total deferred tax liabilities	(7,184)	(3,959)

Net deferred tax assets	21,870	31,061
Valuation allowance	—	(3,700)

Net deferred tax assets	$21,870	$27,361

        Tax credit carryforwards as of December 31, 2011 consist of the following:

	2011
	(Dollars in thousands)
Low income housing credits	$3,988	(begin to expire in 2028)
Alternative Minimum Tax credits	876	(no expiration date)
State tax credits, net of federal tax effects	12	(no expiration date)

Total tax credit carryforwards	$4,876

        The Company does not have the ability to carryback its net operating loss and low income housing credits to recover federal income taxes paid in prior years. Under current California law, the Company cannot recover state income taxes paid in prior years.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At year-end 2011, the Company has a Federal net operating loss carryforward of approximately $3,682,000 and a California net operating loss carryforward of approximately $44,893,000 that will begin to expire in 2030 and 2021, respectively, if not utilized to reduce future taxable income.

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

        At December 31, 2011, and December 31, 2010, the Company had net deferred tax assets of $21,870,000 and $27,361,000. At December 31, 2010, the net deferred tax asset was net of a $3,700,000 partial valuation allowance. At December 31, 2011, after consideration of the matters in the preceding paragraph, the Company determined that a valuation allowance for deferred tax assets should be $0.

        The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by federal and state taxing authorities for years before 2008 and 2007, respectively.

(10) Equity Plan

        The Company has an Amended and Restated 2004 Equity Plan (the "Equity Plan") for directors, officers, and key employees. The Equity Plan provides for the grant of incentive and non-qualified stock options and restricted stock. The Equity Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of December 31, 2011, there are 523,595 shares available for future grants under the Equity Plan.

        Stock option activity under the Equity Plan is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,150,821	$15.47
Granted	153,000	$5.15
Exercised	—	$—
Forfeited or expired	(27,902)	$11.60

Outstanding at December 31, 2011	1,275,919	$14.32	5.7	$198,100

Vested or expected to vest	1,212,123		5.7	$188,200

Exercisable at December 31, 2011	996,332		4.9	$83,100

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information related to the Equity Plan for each of the last three years:

	2011	2010	2009
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercise	$—	$—	$—
Tax benefit realized from option exercises	$—	$—	$—
Weighted average fair value of options granted	$2.89	$2.00	$2.92

        As of December 31, 2011, there was $807,000 of total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.53 years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	2011	2010	2009
Expected life in months(1)	72	72	72
Volatility(1)	60%	59%	45%
Weighted average risk-free interest rate(2)	1.86%	2.11%	2.48%
Expected dividends(3)	0.00%	0.00%	0.33%

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

        The Company granted 51,000 restricted shares of its common stock to an executive officer pursuant to the terms of a restricted stock agreement, dated March 17, 2005. The grant price was $18.15. Under the terms of the agreement, the restricted shares vested 25% per year at the end of years three, four, five and six, provided the executive officer was still with the Company, subject to accelerated vesting upon a change of control, termination without cause, termination by the executive officer for good reason (as defined by the executive employment agreement), death or disability. The fair value of stock award at the grant date was $926,000, which was amortized over the six-year vesting period on the straight-line method. Amortization expense was $33,000, $154,000, and $154,000 in 2011, 2010 and 2009, respectively. All of the shares were vested at December 31, 2011.

        The Company granted 13,500 restricted shares of its common stock to three officers pursuant to the terms of the restricted stock agreements, dated July 26, 2010, under the Equity Plan. The grant price was $3.57. Under the terms of the agreements, the period of restriction, during which the Common Shares shall be subject to the Company's return right, shall lapse upon the later of the following: (a) the date the Company has redeemed all of the issued and outstanding shares of the Company's Series A Fixed Rate

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cumulative Perpetual Preferred Stock, or (b) upon the second anniversary of the grant date. However, upon the occurrence of a change in control, or the death or disability of the participant, the Company's return right will lapse immediately. The fair value of stock award at the grant date was $48,195, which is being amortized over two-year period on the straight-line method. Amortization expense was $26,000 and $7,000 in 2011 and 2010, respectively. None of the shares were vested at December 31, 2011.

        The Company granted 62,000 restricted shares of its common stock, at a grant price of $5.16, to eight officers pursuant to the terms of the restricted stock agreements, dated June 16, 2011, under the Amended and Restated 2004 Equity Plan. Under the terms of the agreements, the common stock is subject to risk of forfeiture until the common stock has vested. The common stock will vest upon the later of the following: (a) the date the Company has redeemed all of the issued and outstanding shares of the Company's Series A Fixed Rate Cumulative Perpetual Preferred Stock, or (b) upon the second anniversary of the grant date. However, upon the occurrence of a change in control, or the death or disability of the participant, the common stock will vest immediately. The fair value of stock awards at the grant date was $319,920, which is being amortized over a two year period on the straight-line method. Amortization expense related to the 62,000 shares was $87,000 for the year ended December 31, 2011. None of the shares were vested at December 31, 2011.

(11) Benefit Plans

  401(k) Savings Plan

        The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $1,000 for each employee's contributions in 2011 and 2010. The Company suspended the discretionary matching contribution in 2009. Contribution expense was $183,000, $187,000, and $0 in 2011, 2010 and 2009, respectively.

  Employee Stock Ownership Plan

        The Company sponsors a non-contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. The Company suspended contributions to the ESOP in 2011, 2010 and 2009. At December 31, 2011, the ESOP owned 140,590 shares of the Company's common stock.

  Deferred Compensation Plan

        The Company has a nonqualified deferred compensation plan for its directors ("Deferral Agreements"). Under the Deferral Agreements, a participating director may defer up to 100% of his or her board fees into a deferred account. The director may elect a distribution schedule of up to ten years. Amounts deferred earn interest. The Company's deferred compensation obligation of $314,000 and $397,000 as of December 31, 2011 and 2010 is included in "Accrued interest payable and other liabilities."

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In the event of the director's disability prior to attainment of his benefit eligibility date, the director may request that the Board permit him to receive an immediate disability benefit equal to the annualized value of the director's deferral account.

  Nonqualified Defined Benefit Pension Plan

        The Company has a supplemental retirement plan covering key executives and directors ("SERP"). The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 53 at December 31, 2011. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in "Accrued interest payable and other liabilities" on the consolidated balance sheets. Since the SERP has no assets, the entire projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

        The following table sets forth the SERP's status at December 31:

	2011	2010
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$16,229	$14,591
Service cost	944	978
Actuarial loss	1,881	874
Interest cost	826	834
Benefits paid	(680)	(1,048)

Projected benefit obligation at end of year	$19,200	$16,229

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$5,189	$3,430
Prior service cost	27	63

Accumulated other comprehensive loss	$5,216	$3,493

        Weighted-average assumption used to determine the benefit obligation at year-end:

	2011	2010
Discount rate	4.10%	5.21%

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Year	Estimated Benefit Payments
(Dollars in thousands)
2012	$764
2013	873
2014	1,079
2015	1,165
2016	1,245
2017 to 2021	7,671

        The components of pension cost for the SERP follow:

	2011	2010
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$944	$978
Interest cost	826	834
Amortization of prior service cost	36	36
Amortization of net actuarial loss	123	68

Net periodic benefit cost	$1,929	$1,916

        The estimated net actuarial loss and prior service cost for the SERP that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $280,000 and $159,000 as of December 31, 2011 and 2010, respectively.

        Net periodic benefit cost was determined using the following assumption:

	2011	2010
Discount rate	5.21%	5.85%

  Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to spit-dollar life insurance agreements, which continues after the participant's employment and retirement. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar insurance agreements represents either the present value of the future death benefits payable to the participants' beneficiaries or the present value of the estimated cost to maintain life insurance, depending on the contractual terms of the participant's underlying agreement.

        The split-dollar life insurance projected benefit obligation is included in "Accrued interest payable and other liabilities" on the consolidated balance sheets. The measurement date of the split-dollar life insurance benefit plan is December 31.

        During 2011, participants in the split-dollar life insurance benefit plan agreed to amend their agreements related to the designation of beneficiaries for life insurance policies owned by the Company. The agreements were amended to provide a benefit for as long as the policies are in force, including a commitment to provide replacement coverage if the policies are ever surrendered.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following sets forth the funded status of the split dollar life insurance benefits.

	2011	2010
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$6,361	$6,957
Interest cost	306	392
Actuarial loss (gain)	831	(833)
Benefits paid	—	(155)
Amendments to split dollar agreements	(2,973)	—

Projected benefit obligation at end of year	$4,525	$6,361

        Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	2011	2010
	(Dollars in thousands)
Net actuarial loss (gain)	$454	$(407)
Prior transition obligation	1,776	4,049

Accumulated other comprehensive loss	$2,230	$3,642

        Components of net periodic benefit cost during the year are:

	2011	2010
	(Dollars in thousands)
Amortization of prior transition obligation	$130	$200
Interest cost	306	392

Net periodic benefit cost	$436	$592

        The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 and $130,000 as of December 31, 2011 and 2010, respectively.

        Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2011	2010
Discount rate	4.10%	5.71%

        Weighted-average assumption used to determine the net periodic benefit cost:

	2011	2010
Discount rate	5.71%	6.16%

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        In addition, the Agreement (i) required HBC's Board of Directors or a designated committee thereof to approve any extension, renewal or restructuring of any credit to any borrower whose loans have been "criticized"; (ii) required HBC to charge off loans classified as "loss" by the Federal Reserve and/or DFI; (iii) required the Company to notify the Federal Reserve and DFI no more than 30 days after the end of any quarter in which the capital ratios of HCC or HBC fell below the approved capital plan' minimum levels; (iv) required HCC and HBC to comply with the notice provisions of Section 32 of the Federal Deposit Insurance Act and Subpart H of Regulation Y of the Board of Governors of the Federal Reserve System in connection with appointing any new director or senior executive officer or changing the responsibilities of any senior executive officer so that the officer would assume a different senior executive officer position; (v) required HCC and HBC to comply with the restrictions on indemnification and severance payments of Section 18(k) of the Federal Deposit Insurance Act and Part 359 of the FDIC's regulations; and (vi) requires the Company to provide quarterly progress reports to the Federal Reserve and the DFI.

        In June 2011, the Federal Reserve and the DFI issued a joint order terminating the regulatory Written Agreement. Effective June 9, 2011, the Company and HBC were no longer subject to the terms and conditions of the Written Agreement.

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2011:
Available-for-sale securities:
Agency mortgage-backed securities	$350,348	$—	$350,348	—
Trust preferred securities	30,107	—	30,107	—
I/O strip receivables	2,094	—	2,094	—
Assets at December 31, 2010:
Available-for-sale securities:
Agency mortgage-backed securities	$232,165	—	$232,165	—
I/O strip receivables	2,140	—	2,140	—

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

        Nonrecurring adjustments to certain foreclosed assets are measured at fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2011:
Impaired loans held-for-sale — other:
Real estate:
Land and construction	$186	—	$186	—

Impaired loans — held-for-investment:
Commercial	$6,526	—	—	$6,526
Real estate:
Commercial and residential	1,794	—	—	1,794
Land and construction	1,590	—	—	1,590
Home equity	32			32
Consumer	10	—	—	10

	$9,952	—	—	$9,952

Foreclosed assets:
Commercial and residential	$156	—	—	$156
Land and construction	2,156	—	—	2,156

	$2,312			$2,312

Assets at December 31, 2010:
Impaired loans held-for-sale — other:
Real estate:
Commercial and residential	$929	—	$929	—
Land and construction	1,097	—	1,097	—

	$2,026	—	$2,026	—

Impaired loans — held-for-investment:
Commercial	$6,725	—	—	$6,725
Real estate:
Commercial and residential	5,982	—	—	5,982
Land and construction	8,005	—	—	8,005
Consumer	120	—	—	120

	$20,832	—	—	$20,832

Foreclosed assets:
Commercial and residential	$1,296	—	—	$1,296

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table shows the detail of the impaired loans held for investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$12,279	$26,892
Book value of impaired loans held-for-investment carried at cost	5,635	4,421

Total impaired loans held-for-investment	$17,914	$31,313

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$12,279	$26,892
Specific valuation allowance	(2,327)	(6,060)

Impaired loans held-for-investment carried at fair value, net	$9,952	$20,832

        Impaired loans held-for-investment of $17,914,000 at December 31, 2011, after partial charge-offs of $3,604,000 in 2011, were analyzed for additional impairment primarily using the fair value of collateral. In addition, these loans had a specific valuation allowance of $2,327,000 at December 31, 2011. Impaired loans held-for-investment totaling $12,279,000 at December 31, 2011 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $5,635,000 of impaired loans were carried at cost at December 31, 2011, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2011 on impaired loans held-for-investment carried at fair value at December 31, 2011 resulted in an additional provision for loan losses of $2,916,000.

        Impaired loans held-for-investment of $31,313,000 at December 31, 2010, after partial charge-offs of $6,982,000 in 2010, were analyzed for additional impairment primarily using the fair value of collateral. In addition, these loans had a specific valuation allowance of $6,060,000 at December 31, 2010. Impaired loans held-for-investment totaling $26,892,000 at December 31, 2010 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $4,421,000 of impaired loans were carried at cost at December 31, 2010, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2010 on impaired loans held-for-investment carried at fair value at December 31, 2010 resulted in an additional provision for loan losses of $9,791,000.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments, at year-end were as follows:

	2011		2010
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$72,872	$72,872	$72,177	$72,177
Securities available-for-sale	380,455	380,455	232,165	232,165
Loans (including loans held-for-sale), net	745,057	745,421	831,855	855,327
FHLB and FRB stock	9,925	N/A	9,174	N/A
Accrued interest receivable	3,719	3,719	3,215	3,215
Loan servicing rights and I/O strips receivables	2,886	5,261	3,055	5,340
Liabilities
Time deposits	$288,528	$289,512	$287,344	$288,798
Other deposits	760,900	760,900	706,574	706,574
Securities sold under agreement to repurchase	—	N/A	5,000	5,018
Short-term borrowings	—	N/A	2,445	2,445
Subordinated debt	23,702	15,950	23,702	14,445
Accrued interest payable	784	784	2,810	2,810

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Commitments to extend credit were as follows:

	December 31,		December 31,
	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$15,723	$257,342	$6,740	$256,575
Standby letters of credit	2,291	9,482	2,291	18,419

	$18,014	$266,824	$9,031	$274,994

        Commitments generally expire within one year.

        Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

        The Company is required to maintain noninterest-bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2011, the Company maintained reserves of $4,408,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

  Claims

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

(15) Shareholders' Equity and Earnings Per Share

        Authorized Shares — On May 27, 2010, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000. The additional authorized shares provide the Company greater flexibility for stock splits and stock dividends, issuances under employee benefit plans, financings, corporate mergers and acquisitions, and other general corporate purposes. As of December 31, 2011, the Company also had 10,000,000 authorized shares of preferred stock.

        Series A Preferred Stock — On November 21, 2008, the Company issued 40,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40,000,000 with a liquidation preference of $1,000 per share. The Series A Preferred Stock carries a coupon of 5% for five years and 9% thereafter. The Series A Preferred Stock is non-voting, cumulative, and perpetual and may be redeemed at 100% of its liquidation preference plus accrued and unpaid dividends. In addition, the Company issued a warrant to the U.S. Treasury to purchase 462,963 shares of the Company's common stock. The warrant is exercisable immediately at a price of $12.96 per share, will expire after a period of 10 years from issuance and is transferable by the U.S. Treasury. The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time. The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant. At December 31, 2011, there were

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

        As permitted under the terms of the Series A Preferred Stock, in November 2009, the Company announced that it was exercising its right to suspend payment of dividends on its Series A Preferred Stock. As a result, the Company had accrued but had not paid approximately $2,810,000 in dividends on its Series A Preferred Stock as of December 31, 2010. In 2011, the Board of Directors declared dividends on its Series A Preferred Stock in an aggregate amount of $4,672,000. A $4,172,000 dividend was paid on August 1, 2011. Of the August 2011 aggregate dividend declared and paid, $3,500,000 was attributable to the dividend periods ending November 15, 2009 through May 15, 2011, $172,000 was for interest on the deferred dividend payments, and $500,000 was the dividend payable for the period ended August 15, 2011. On November 15, 2011, the Company paid the regularly scheduled dividend of $500,000, per the terms of the Series A Preferred Stock, and is current with respect to dividends accrued and owed to the U.S. Treasury.

        See Note 19 — Subsequent Events.

        Warrants — During 2008, in conjunction with the issuance of the Series A preferred stock, the Company issued a warrant with an initial exercise price of $12.96 per share of common stock, with an allocated fair value of $1,979,000. The estimated fair value of the warrant was recorded as a discount on the Series A Preferred Stock, with an offsetting credit to paid-in-capital. The discount on the preferred stock is being accreted on the effective yield method over five years as a charge to retained earnings, thus reducing net income available to common shareholders. The warrant may be exercised at any time on or before November 21, 2018. The warrant, and all rights under the warrant, are otherwise transferable. As of December 31, 2011, there were 462,963 shares issuable upon exercise of the warrant.

        See Note 19 — Subsequent Events.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Earnings (Loss) Per Share — Basic earnings (loss) per common share is computed by dividing net income (loss), less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. On June 21, 2010, the Company issued to various institutional investors 53,996 shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). Subject to the terms of the Series B Preferred Stock, the 53,996 shares of Series B Preferred Stock converted into 14,398,992 shares of common stock on September 16, 2010. The 21,004 shares of Series C Preferred Stock remain outstanding as of December 31, 2011, and are convertible into 5,601,000 shares of common stock. The Series B Preferred Stock and Series C Preferred Stock participate in the earnings of the Company and, therefore, the shares issued on the conversion of the Series B Preferred Stock and the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. The shares issued on the conversion of the Series C Preferred Stock are not considered outstanding for the year ended December 31, 2010 due to the net loss available to common shareholders for the period. Diluted earnings (loss) per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method, which amounted to 3,810 shares at December 31, 2011. Due to the Company's net loss allocable to common shareholders for the years ended December 31, 2010 and 2009, all stock options and common stock warrants were excluded from the computation of diluted loss per average common share. A reconciliation of these factors used in computing basic and diluted earnings (loss) per common share is as follows:

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net income (loss) available to common shareholders	$9,038	$(58,255)	$(14,361)
Less: net income allocated to Series C Preferred Stock	1,589	N/A	N/A

Net income (loss) allocated to common shareholders	$7,449	$(58,255)	$(14,361)

Weighted average common shares outstanding for basic earnings (loss) per common share	26,266,584	16,026,058	11,820,509
Dilutive effect of stock options outstanding, using the the treasury stock method	3,810	N/A	N/A

Shares outstanding for diluted earnings (loss) per common share	26,270,394	16,026,058	11,820,509

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Comprehensive Income (Loss) — Comprehensive income (loss) consists of other comprehensive income (loss) and net income (loss). Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) because they have been recorded directly in equity under the provisions of other accounting guidance. The following is a summary of the components of comprehensive income (loss):

	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net income (loss)	$11,371	$(55,857)	$(11,985)
Net unrealized holding gains (losses) on available-for-sale securities and I/O strips during the year,	12,050	(2,078)	505
Reclassification adjustment for (gains) realized in income	(459)	(1,955)	(231)
Deferred income tax expense/(benefit)	(4,868)	1,693	(115)

Change in unrealized gains (losses) on available-for-sale securities and I/O strips, net of deferred income tax	6,723	(2,340)	159

Net pension and other benefit plan liability adjustment	(1,926)	418	1,312
Deferred income tax expense/(benefit)	809	(175)	(552)

Change in pension and other benefit plan liability, net of deferred income tax	(1,117)	243	760

Other comprehensive income (loss)	5,606	(2,097)	919

Total comprehensive income (loss)	$16,977	$(57,954)	$(11,066)

        Accumulated other comprehensive income (loss) consisted of the following items, net of deferred income tax, at December 31:

	2011	2010
	(Dollars in thousands)
Net unrealized loss on split-dollar life insurance benefit plan	$(2,230)	$(2,112)
Net unrealized loss on defined benefit plan	(3,025)	(2,026)
Net unrealized gain (loss) on securities available-for-sale	4,995	(1,699)
Net unrealized gain on I/O strips	1,215	1,186

Accumulated other comprehensive income (loss)	$955	$(4,651)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2011 and 2010, the Company and HBC met all capital adequacy guidelines to which they were subject.

        As of December 31, 2011 HBC was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2011 that management believes have changed the categorization of the Company or HBC as well-capitalized.

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements.

	Actual		To Be Well-Capitalized Under Prompt Corrective Action Provisions		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total Capital	$211,604	21.9%	$96,755	10.0%	$77,404	8.0%
(to risk-weighted assets)
Tier 1 Capital	$199,423	20.6%	$58,056	6.0%	$38,704	4.0%
(to risk-weighted assets)
Tier 1 Capital	$199,423	15.3%	N/A	N/A	$52,103	4.0%
(to average assets)
As of December 31, 2010
Total Capital	$197,763	20.9%	$94,533	10.0%	$75,626	8.0%
(to risk-weighted assets)
Tier 1 Capital	$185,775	19.7%	$56,725	6.0%	$37,817	4.0%
(to risk-weighted assets)
Tier 1 Capital	$185,775	14.1%	N/A	N/A	$52,665	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        HBC's actual capital and required amounts and ratios are presented in the following table.

	Actual		To Be Well-Capitalized Under Prompt Corrective Action Provisions		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2011
Total Capital	$190,904	19.7%	$97,004	10.0%	$77,603	8.0%
(to risk-weighted assets)
Tier 1 Capital	$178,697	18.5%	$57,956	6.0%	$38,637	4.0%
(to risk-weighted assets)
Tier 1 Capital	$178,697	13.7%	$65,266	5.0%	$52,212	4.0%
(to average assets)
As of December 31, 2010
Total Capital	$171,185	18.1%	$94,577	10.0%	$75,662	8.0%
(to risk-weighted assets)
Tier 1 Capital	$159,192	16.8%	$56,753	6.0%	$37,835	4.0%
(to risk-weighted assets)
Tier 1 Capital	$159,192	12.1%	$65,836	5.0%	$52,669	4.0%

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner, may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As discussed in Note 12, HBC was prohibited from making such dividends to HCC without prior regulatory approval, until the Written Agreement was terminated in June 2011. Similar restrictions applied to the amounts and sum of loan advances and other transfers of funds from HBC to the parent Company.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Parent Company only Condensed Financial Information

        The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and cash equivalents	$24,347	$33,103
Investment in subsidiary bank	195,041	174,592
Investment in subsidiary trusts	702	702
Other assets	2,246	2,860

Total assets	$222,336	$211,257

Liabilities and Shareholder's Equity
Subordinated debt	$23,702	$23,702
Other liabilities	803	5,403
Shareholder's equity	197,831	182,152

Total liabilities and shareholder's equity	$222,336	$211,257

Condensed Statements of Operations

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest income	$10	$13	$49
Dividend from subsidiary bank	—	—	5,000
Interest expense	(1,871)	(1,878)	(2,014)
Other expenses	(2,232)	(2,500)	(2,287)

Income (loss) before income taxes and undistributed net income (loss) of subsidiary bank	(4,093)	(4,365)	748
Equity in undistributed net income (loss) of subsidiary bank	14,348	(52,184)	(14,843)
Income tax benefit	1,116	692	2,110

Net income (loss)	11,371	(55,857)	(11,985)
Dividends and discount accretion on preferred stock	(2,333)	(2,398)	(2,376)

Net income (loss) available to common shareholders	$9,038	$(58,255)	$(14,361)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net Income (loss)	$11,371	$(55,857)	$(11,985)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Amortization of restricted stock award, net of forfeitures and taxes	75	89	84
Equity in undistributed loss/(net income) of subsidiary bank	(14,348)	52,184	14,843
Net change in other assets and liabilities	(1,182)	1,396	(1,455)

Net cash provided by (used in) operating activities	(4,084)	(2,188)	1,487
Cash flows from investing activities:
Equity investment in subsidiary bank	—	(40,000)	(5,000)
Cash flows from financing activities:
Net change in note payable	—	—	(15,000)
Payment of cash dividends — common stock	—	—	(236)
Payment of cash dividends — preferred stock	(4,672)	—	(1,467)
Issuance of preferred stock, net of issuance costs	—	69,698	—

Net cash provided by (used in) financing activities	(4,672)	69,698	(16,703)

Net increase (decrease) in cash and cash equivalents	(8,756)	27,510	(20,216)
Cash and cash equivalents, beginning of year	33,103	5,593	25,809

Cash and cash equivalents, end of year	$24,347	$33,103	$5,593

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Quarterly Financial Data (Unaudited)

        The following table discloses the Company's selected unaudited quarterly financial data:

	For the Quarters Ended
	12/31/11	09/30/11	06/30/11	03/31/11
	(Dollars in thousands, except per share amounts)
Interest income	$13,010	$13,020	$13,015	$12,986
Interest expense	1,222	1,320	1,543	1,790

Net interest income	11,788	11,700	11,472	11,196
Provision for loan losses	1,230	1,515	955	770

Net interest income after provision for loan losses	10,558	10,185	10,517	10,426
Noninterest income	2,423	1,912	2,170	1,917
Noninterest expense	9,860	9,809	9,472	10,431

Income before income taxes	3,121	2,288	3,215	1,912
Income tax expense (benefit)(1)	234	(2,529)	1,129	331

Net income	2,887	4,817	2,086	1,581
Dividends and discount accretion on preferred stock	(601)	(532)	(604)	(596)

Net income available to common shareholders	$2,286	$4,285	$1,482	$985

Earnings (loss) per common share
Basic	$0.07	$0.13	$0.05	$0.03
Diluted	$0.07	$0.13	$0.05	$0.03

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Quarters Ended
	12/31/10	09/30/10	06/30/10	03/31/10
	(Dollars in thousands, except per share amounts)
Interest income	$13,168	$13,361	$14,212	$14,346
Interest expense	2,221	2,530	2,784	2,977

Net interest income	10,947	10,831	11,428	11,369
Provision for loan losses(2)	1,050	2,058	18,600	5,095

Net interest income (loss) after provision for loan losses	9,897	8,773	(7,172)	6,274
Noninterest income	2,443	2,728	1,878	1,684
Noninterest expense(3)	10,129	11,248	54,552	12,198

Income (loss) before income taxes	2,211	253	(59,846)	(4,240)
Income tax expense (benefit)(4)	506	(398)	(5,753)	(120)

Net income (loss)	1,705	651	(54,093)	(4,120)
Dividends and discount accretion on preferred stock(5)	(606)	(193)	(1,009)	(591)

Net income (loss) available to common shareholders	$1,099	$458	$(55,102)	$(4,711)

Earnings (loss) per common share
Basic(6)	$0.03	$0.01	$(4.66)	$(0.40)
Diluted	$0.03	$0.01	$(4.66)	$(0.40)

(1)
The Company reduced the partial valuation allowance during the third and fourth quarters of 2011, based on the Company's estimate that it was more likely than not that remaining net deferred tax assets will be realized.

(2)
The provision for loan losses in the second quarter of 2010 included the impact of $31,005,000 of real estate loans classified as substandard or substandard-nonaccrual that were transferred to the held-for-sale portfolio and the related loan charge-offs of $13,926,000.

(3)
Noninterest expense in the second quarter of 2010 included a $43,181,000 write-off of goodwill that the Company determined was fully impaired.

(4)
The $5,753,000 income tax benefit in second quarter of 2010 was net of a $3,700,000 income tax expense to establish a partial valuation allowance on the Company's deferred tax asset.

(5)
As a result of shareholder approval on September 15, 2010, no cumulative dividends will be paid on Series B Preferred Stock and Series C Preferred Stock, and the $411,000 previously recognized dividends in the second quarter were reversed in the third quarter.

(6)
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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  earnings per common share for the three months ended September 30, 2010 and December 31, 2010. As a result, the sum of the quarterly earnings (loss) per share does not agree to the annual earnings (loss) per share in 2010.

(19) Subsequent Events

        On November 21, 2008, the Company issued 40,000 shares of Series A Preferred Stock to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40,000,000 with a liquidation preference of $1,000 per share. On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all of the Series A Preferred Stock and paid all of the related accrued and unpaid dividends. HCC used available cash and proceeds from a $30,000,000 distribution approved by the DFI from HBC to HCC. The repurchase of the Series A Preferred Stock accelerated the accretion of the remaining issuance discount on the Series A Preferred Stock. Total dividends and discount accretion on Preferred Stock, including accelerated accretion of approximately $765,000, will reduce net income available to common shareholders by approximately $1,200,000 in the first quarter of 2012. The Company did not repurchase the related warrant that was issued to the U.S Treasury, and the warrant remains outstanding as of the date of this report.

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

Exhibit Number	Description
4.9	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed November 26, 2008)
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
10.1	Real Property Leases for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 5, 1998)
10.2	Third Amendment to Lease for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed August 17, 2005)
10.3	Fourth Amendment to Lease for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed August 17, 2005)
10.4	Fourth Amendment to Sublease for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 22, 2005)
*10.5	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed May 3, 2005)
*10.6	1994 Stock Option Plan and Form of Agreement (incorporated herein by reference from the Registrant's Registration Statement on Form S-8 filed July 17, 1998)
*10.7	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 2, 2009)
*10.8	Restricted Stock Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 22, 2005)
*10.9	2004 Stock Option Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 22, 2005)
*10.10	Non-qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 31, 2005)
*10.11	Amended and Restated Employment Agreement with Walter Kaczmarek, dated October 17, 2007 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed October 22, 2007)
*10.12	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed July 21, 2011)
*10.13	Amended and Restated Employment Agreement with Michael Benito, dated February 1, 2011 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed February 2, 2011)
*10.14	Amended and Restated Employment Agreement with Raymond Parker, dated October 17, 2007 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed October 22, 2007)

Exhibit Number	Description
*10.15	Employment Agreement with Dan T. Kawamoto, dated June 11, 2009 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 16, 2009)
*10.16	Employment Agreement with Margaret Incandela, dated July 21, 2011 (incorporated by reference from the Registrant's Current Report on Form 8-K filed July 21, 2011)
*10.17	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan
*10.18	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan
*10.19	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed September 30, 2008)
*10.20	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 17, 2008)
*10.21	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 17, 2008)
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

Exhibit Number	Description
10.31	Letter Agreement dated November 21, 2008 between the Company and United States Treasury for Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant for Common Stock (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed November 26, 2008)
10.32
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed December 23, 2009)
10.33	Securities Purchase Agreement between the Company and each of the Purchasers, dated as of June 18, 2010 (incorporated herein from the Registrant's Current Report on Form 8-K as filed June 22, 2010)
10.34	Registration Rights Agreement between the Company and each of the Purchasers, dated as of June 18, 2010 (incorporated herein from the Registrant's Current Report on Form 8-K as filed June 22, 2010)
12.1	Calculation of consolidated ratio of earnings to fixed charges and consolidated ratio of earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 16, 2007)
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	Certification of Registrant's Chief Executive Officer Pursuant to the Section 111(6)(4) of the Emergency Economic Stabilization Act of 2008, as amended
99.2	Certification of Registrant's Chief Financial Officer Pursuant to the Section 111(6)(4) of the Emergency Economic Stabilization Act of 2008, as amended
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

*
Management contract or compensatory plan or arrangement.