Form 10-Q
period 2012-03-31
HERITAGE COMMERCE CORP
filed 2012-05-04
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

        The Registrant had 26,286,501 shares of Common Stock outstanding on April 13, 2012.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2012	December 31, 2011
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$20,450	$20,861
Interest-bearing deposits in other financial institutions	48,215	52,011

Total cash and cash equivalents	68,665	72,872
Securities available-for-sale, at fair value	385,826	380,455
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	4,778	753
Loans held-for-sale—other, at lower of cost or fair value, including deferred costs	184	413
Loans, including deferred costs	756,894	764,591
Allowance for loan losses	(20,306)	(20,700)

Loans, net	736,588	743,891
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	9,928	9,925
Company owned life insurance	47,067	46,388
Premises and equipment, net	7,883	7,980
Intangible assets	2,368	2,491
Accrued interest receivable and other assets	42,011	41,026

Total assets	$1,305,298	$1,306,194

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$356,618	$344,303
Demand, interest-bearing	144,022	134,119
Savings and money market	292,009	282,478
Time deposits—under $100	27,949	28,557
Time deposits—$100 and over	168,726	168,874
Time deposits—CDARS	6,198	6,371
Time deposits—brokered	84,728	84,726

Total deposits	1,080,250	1,049,428
Subordinated debt	23,702	23,702
Accrued interest payable and other liabilities	41,450	35,233

Total liabilities	1,145,402	1,108,363
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series A fixed rate cumulative preferred stock, 40,000 shares issued and outstanding (liquidation preference of $40,250) at December 31, 2011	—	39,846
Discount on Series A preferred stock	—	(833)
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at March 31, 2012 and December 31, 2011 (liquidation preference of $21,004 at March 31, 2012 and December 31, 2011)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,286,501 shares issued and outstanding at March 31, 2012 and 26,295,001 shares issued and outstanding at December 31, 2011	131,302	131,172
Retained earnings	7,887	7,172
Accumulated other comprehensive income	1,188	955

Total shareholders' equity	159,896	197,831

Total liabilities and shareholders' equity	$1,305,298	$1,306,194

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$10,316	$10,989
Securities	3,097	1,963
Interest-bearing deposits in other financial institutions	36	34

Total interest income	13,449	12,986

Interest expense:
Deposits	716	1,271
Subordinated debt	474	466
Other	—	53

Total interest expense	1,190	1,790

Net interest income before provision for loan losses	12,259	11,196
Provision for loan losses	100	770

Net interest income after provision for loan losses	12,159	10,426

Noninterest income:
Service charges and fees on deposit accounts	590	567
Servicing income	460	411
Increase in cash surrender value of life insurance	429	425
Gain on sale of SBA loans	36	379
Gain on sale of securities	27	—
Other	181	135

Total noninterest income	1,723	1,917

Noninterest expense:
Salaries and employee benefits	5,667	5,393
Professional fees	1,211	839
Occupancy and equipment	996	1,038
Software subscriptions	290	255
Low income housing investment losses	269	162
Data processing	245	220
FDIC deposit insurance premiums	225	524
Insurance expense	224	241
Other real estate owned expense	115	21
Other	1,614	1,738

Total noninterest expense	10,856	10,431

Income before income taxes	3,026	1,912
Income tax expense	951	331

Net income	2,075	1,581
Dividends and discount accretion on preferred stock	(1,206)	(596)

Net income available to common shareholders	$869	$985

Earnings per common share:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net income	$2,075	$1,581
Net unrealized holding gains (losses) on available-for-sale securities and I/O strips	372	(367)
Reclassification adjustment for (gains) realized in income	(27)	—
Deferred income taxes	(145)	154

Change in unrealized gains (losses) on available-for-sale securities and I/O strips, net of deferred income taxes	200	(213)

Net pension and other benefit plan liability adjustment	57	105
Deferred income tax	(24)	(44)

Change in pension and other benefit plan liability, net of deferred income taxes	33	61

Other comprehensive income (loss)	233	(152)

Total comprehensive income	$2,308	$1,429

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31, 2012 and 2011
	Preferred Stock			Common Stock		Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)
								Total Shareholders' Equity
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2011	61,004	$59,365	$(1,227)	26,233,001	$130,531	$(1,866)	$(4,651)	$182,152
Net income	—	—	—	—	—	1,581	—	1,581
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	(213)	(213)
Net change in pension and other benefit plan liability, net of deferred income taxes	—	—	—	—	—	—	61	61
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	(36)	—	—	(36)
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(500)	—	(500)
Accretion of discount on Series A preferred stock	—	—	96	—	—	(96)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	187	—	—	187

Balance, March 31, 2011	61,004	$59,365	$(1,131)	26,233,001	$130,682	$(881)	$(4,803)	$183,232

Balance, January 1, 2012	61,004	$59,365	$(833)	26,295,001	$131,172	$7,172	$955	$197,831
Net income	—	—	—	—	—	2,075	—	2,075
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	200	200
Net change in pension and other benefit plan liability, net of deferred income taxes	—	—	—	—	—	—	33	33
Repurchase of Series A preferred stock	(40,000)	(40,000)	—	—	—	—	—	(40,000)
Series A preferred stock capitalized offering costs	—	154	—	—	—	(154)	—	—
Forfeitures of restricted stock awards	—	—	—	(8,500)	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	28	—	—	28
Cash dividends paid on Series A preferred stock	—	—	—	—	—	(373)	—	(373)
Accretion of discount on Series A preferred stock	—	—	833	—	—	(833)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	102	—	—	102

Balance, March 31, 2012	21,004	$19,519	$—	26,286,501	$131,302	$7,887	$1,188	$159,896

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,075	$1,581
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	533	271
Gain on sale of securities available-for-sale	(27)	—
Gain on sale of SBA loans	(36)	(379)
Proceeds from sale of SBA loans originated for sale	632	4,710
Net change in SBA loans originated for sale	(4,621)	(2,830)
Write-downs on other loans held-for-sale	—	29
Provision for loan losses	100	770
Increase in cash surrender value of life insurance	(429)	(425)
Depreciation and amortization	195	197
Amortization of other intangible assets	123	130
Gain on sale of foreclosed assets, net	(31)	(10)
Stock option expense, net	102	187
Amortization of restricted stock awards, net	28	(36)
Effect of changes in:
Accrued interest receivable and other assets	818	874
Accrued interest payable and other liabilities	(609)	(4,799)

Net cash (used in) provided by operating activities	(1,147)	270

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(19,943)	(18,339)
Maturities/paydowns/calls of securities available-for-sale	18,858	7,872
Proceeds from sale of securities available-for-sale	2,280	—
Proceeds from sale of other loans transferred to held-for-sale	220	—
Net change in other loans transferred to held-for-sale	—	8
Net change in loans	5,239	39,924
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(3)	136
Purchase of premises and equipment	(98)	(19)
Proceeds from sale of foreclosed assets	188	1,305
Purchase of company owned life insurance	(250)	—

Net cash provided by investing activities	6,491	30,887

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	30,822	9,405
Repurchase of Series A Preferred Stock	(40,000)	—
Payment of cash dividends—preferred stock	(373)	—
Net change in securities sold under agreement to repurchase	—	(5,000)
Net change in short-term borrowings	—	(271)

Net cash provided (used in) by financing activities	(9,551)	4,134

Net (decrease) increase in cash and cash equivalents	(4,207)	35,291
Cash and cash equivalents, beginning of period	72,872	72,177

Cash and cash equivalents, end of period	$68,665	$107,468

Supplemental disclosures of cash flow information:
Interest paid	$1,557	$1,425
Income taxes paid	800	—
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$11,921	$8,231
Loans transferred to foreclosed assets	1,973	918
Cash dividend accrued on Series A preferred stock	—	500

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company") and its wholly owned subsidiary, Heritage Bank of Commerce (sometimes referred to as "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2011. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

        HBC is a commercial bank serving customers located in Santa Clara, Alameda, and Contra Costa counties of California. No customer accounts for more than 10% of revenue for HBC or the Company. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary operate as one business segment.

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

        The results for the three months ended March 31, 2012 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2012.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards ("IFRS") fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

1) Basis of Presentation (Continued)

sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition, but the additional disclosures are included in Note 8.

        In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of Stockholders' Equity. The update requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements, instead of presented as part of the consolidated statements of shareholder's equity.

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The 21,004 shares of Series C Preferred Stock remain outstanding as of March 31, 2012, and are convertible into 5,601,000 shares of common stock. The Series C Preferred Stock participate in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. The common stock warrant was antidilutive at March 31, 2012 and 2011. A

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

2) Earnings Per Share (Continued)

reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	For the Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net income available to common shareholders	$869	$985
Less: net income allocated to Series C Preferred Stock	153	173

Net income allocated to common shareholders	$716	$812

Weighted average common shares outstanding for basic earnings per common share	26,289,334	26,233,001
Dilutive effect of stock options oustanding, using the the treasury stock method	27,220	7,161

Shares used in computing diluted earnings per common share	26,316,554	26,240,162

3) Securities

        The amortized cost and estimated fair value of securities at March 31, 2012 and December 31, 2011 were as follows:

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$331,496	$8,702	$(17)	$340,181
Corporate bonds	10,353	283	—	10,636
Trust preferred securities	35,044	154	(189)	35,009

Total	$376,893	$9,139	$(206)	$385,826

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$341,901	$8,484	$(37)	$350,348
Trust preferred securities	29,947	194	(34)	30,107

Total	$371,848	$8,678	$(71)	$380,455

        At March 31, 2012 and December 31, 2011, all agency mortgage-backed securities were issued by the Federal National Mortgage Association ("Fannie Mae") the Federal Home Loan Mortgage

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

3) Securities (Continued)

Corporation ("Freddie Mac"), or the Government National Mortgage Association ("Ginnie Mae"). At March 31, 2012 and December 31, 2011, trust preferred securities were issued by single entities. There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

        At March 31, 2012, the Company held 176 securities, of which nine had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. Unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not intend to sell any securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company did not consider these securities to be other-than-temporarily impaired at March 31, 2012.

        At December 31, 2011, the Company held 165 securities, of which five had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2011.

        The amortized cost and fair values of debt securities as of March 31, 2012, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$904	$961
Due after five through ten years	9,449	9,675
Due after ten years	35,044	35,009
Agency mortgage-backed securities	331,496	340,181

Total	$376,893	$385,826

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

4) Loans

        Loans were as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Loans held-for-sale:
Loans held-for-sale—SBA	$4,778	$753
Loans held-for-sale—other	184	413

Total loans held-for-sale	$4,962	$1,166

Loans held-for-investment:
Commercial	$357,906	$366,590
Real estate:
Commercial and residential	319,914	311,479
Land and construction	18,583	23,016
Home equity	48,444	52,017
Consumer	11,810	11,166

Loans	756,657	764,268
Deferred loan origination costs and fees, net	237	323

Loans, including deferred costs	756,894	764,591
Allowance for loan losses	(20,306)	(20,700)

Loans, net	$736,588	$743,891

        Changes in the allowance for loan losses were as follows:

	Three Months Ended March 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(910)	(45)	—	(955)
Recoveries	461	—	—	461

Net charge-offs	(449)	(45)	—	(494)
Provision/(credit) for loan losses	968	(884)	16	100

Balance, end of period	$13,734	$6,409	$163	$20,306

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

4) Loans (Continued)

	Three Months Ended March 31, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204
Charge-offs	(1,119)	(995)	—	(2,114)
Recoveries	139	10	—	149

Net charge-offs	(980)	(985)	—	(1,965)
Provision/(credit) for loan losses	622	161	(13)	770

Balance, end of period	$13,594	$9,539	$876	$24,009

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,641	$201	$2	$2,844
Collectively evaluated for impairment	11,093	6,208	161	17,462

Total allowance balance	$13,734	$6,409	$163	$20,306

Loans:
Individually evaluated for impairment	$10,947	$5,633	$11	$16,591
Collectively evaluated for impairment	346,959	381,308	11,799	740,066

Total loan balance	$357,906	$386,941	$11,810	$756,657

	December 31, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,249	$76	$2	$2,327
Collectively evaluated for impairment	10,966	7,262	145	18,373

Total allowance balance	$13,215	$7,338	$147	$20,700

Loans:
Individually evaluated for impairment	$11,954	$5,948	$12	$17,914
Collectively evaluated for impairment	354,636	380,564	11,154	746,354

Total loan balance	$366,590	$386,512	$11,166	$764,268

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

4) Loans (Continued)

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	March 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$4,730	$4,651	$—	$7,644	$5,972	$—
Real estate:
Commercial and residential	1,134	1,134	—	2,916	2,057	—
Land and construction	2,224	2,224	—	3,491	3,039	—

Total with no related allowance recorded	8,088	8,009	—	14,051	11,068	—
With an allowance recorded:
Commercial	6,307	6,296	2,641	6,526	5,982	2,249
Real estate:
Commercial and residential	2,275	2,275	201	80	80	44
Land and construction	—	—	—	817	740	32
Home Equity	—	—	—	32	32	—
Consumer	11	11	2	12	12	2

Total with an allowance recorded	8,593	8,582	2,844	7,467	6,846	2,327

Total	$16,681	$16,591	$2,844	$21,518	$17,914	$2,327

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

	Three Months Ended March 31, 2012
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$11,450	$2,773	$3,002	$16	$11	$17,252
Interest income during impairment	$—	$1	$14	$—	$—	$15
Cash-basis interest earned	$—	$1	$14	$—	$—	$15

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

4) Loans (Continued)

	Three Months Ended March 31, 2011
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$13,814	$5,076	$8,015	$141	$895	$27,941
Interest income during impairment	$1	$—	$—	$1	$—	$2
Cash-basis interest earned	$1	$—	$—	$—	$—	$1

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	March 31,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$184	$1,989	$186
Nonaccrual loans—held-for-investment	14,005	22,896	14,353
Restructured and loans over 90 days past due and still accruing	2,155	282	2,291

Total	$16,344	$25,167	$16,830

Other restructured loans	$431	$1,389	$1,270
Impaired loans, excluding loans held-for-sale	$16,591	$24,567	$17,914

        The following table presents the nonperforming loans by class as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$8,360	$2,155	$10,515	$8,876	$1,803	$10,679
Real estate:
Commercial and residential	3,412	—	3,412	2,137	—	2,137
Land and construction	2,406	—	2,406	3,514	456	3,970
Home equity	—	—	—	—	32	32
Consumer	11	—	11	12	—	12

Total	$14,189	$2,155	$16,344	$14,539	$2,291	$16,830

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

4) Loans (Continued)

        The following table presents the aging of past due loans as of March 31, 2012 by class of loans:

	March 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$2,987	$1,226	$4,199	$8,412	$349,494	$357,906
Real estate:
Commercial and residential	854	1,455	—	2,309	317,605	319,914
Land and construction	—	—	—	—	18,583	18,583
Home equity	—	—	—	—	48,444	48,444
Consumer	—	—	—	—	11,810	11,810

Total	$3,841	$2,681	$4,199	$10,721	$745,936	$756,657

        The following table presents the aging of past due loans as of December 31, 2011 by class of loans:

	December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,999	$508	$3,394	$5,901	$360,689	$366,590
Real estate:
Commercial and residential	2,293	—	—	2,293	309,186	311,479
Land and construction	—	—	1,532	1,532	21,484	23,016
Home equity	753	—	32	785	51,232	52,017
Consumer	—	—	—	—	11,166	11,166

Total	$5,045	$508	$4,958	$10,511	$753,757	$764,268

        Past due loans 30 days or greater totaled $10,721,000 and $10,511,000 at March 31, 2012 and December 31, 2011, respectively, of which $6,576,000 and $6,312,000, respectively, were on nonaccrual. At March 31, 2012, there were also $7,428,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2011, there were also $8,041,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

4) Loans (Continued)

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$328,099	$29,807	$357,906	$333,506	$33,084	$366,590
Real estate:
Commercial and residential	304,243	15,671	319,914	294,653	16,826	311,479
Land and construction	12,508	6,075	18,583	15,343	7,673	23,016
Home equity	47,795	649	48,444	51,368	649	52,017
Consumer	11,405	405	11,810	10,853	313	11,166

Total	$704,050	$52,607	$756,657	$705,723	$58,545	$764,268

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        During the three months ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or more combination of the following: a reduction of the stated interest rate of the loan; or an extension of maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

        The book balance of troubled debt restructurings at March 31, 2012 was $7,442,000, which included $4,856,000 of nonaccrual loans and $2,586,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2011 was $7,396,000, which included $4,323,000 of nonaccrual loans and $3,073,000 of accruing loans. Approximately $1,429,000 and $574,000 in specific reserves were established with respect to these loans as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012 and December 31, 2011, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        The following table presents loans by class modified as troubled debt restructurings during the three month period ended March 31, 2012:

	During the Three Months Ended March 31, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	2	$412	$412

Total	2	$412	$412

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

4) Loans (Continued)

        The troubled debt restructurings described above increased the allowance for loan losses by $27,000 through the allocation of specific reserves, and resulted in no net charge-offs during the three month period ended March 31, 2012.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three months ended March 31, 2012.

5) Income Taxes

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

        The Company had net deferred tax assets of $21,274,000, and $21,870,000, at March 31, 2012, and December 31, 2011, respectively. After consideration of the matters in the preceding paragraph, the Company determined that a valuation allowance for deferred tax assets should be $0 at March 31, 2012 and December 31, 2011.

6) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

6) Benefit Plans (Continued)

there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$294	$236
Interest cost	193	206
Amortization of prior service cost	7	9
Amortization of net actuarial loss	63	31

Net periodic benefit cost	$557	$482

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

        The following table sets forth the funded status of the split-dollar life insurance benefits for the three months ended March 31, 2012 and the twelve months ended December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Change in projected benefit obligation Projected benefit obligation at beginning of period	$4,525	$6,361
Interest cost	46	306
Actuarial (gain) loss	(10)	831
Amendments to split dollar agreements	—	(2,973)

Projected benefit obligation at end of period	$4,561	$4,525

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

6) Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive loss at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Net actuarial loss	$484	$454
Prior transition obligation	1,754	1,776

Accumulated other comprehensive loss	$2,238	$2,230

7) Preferred Stock

Series A Preferred Stock

        On November 21, 2008, the Company issued 40,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40,000,000 with a liquidation preference of $1,000 per share. On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all of the Series A Preferred Stock and paid all of the related accrued and unpaid dividends. The Company used available cash and proceeds from a $30,000,000 distribution approved by the California State Department of Financial Institutions from HBC to the Company. The repurchase of the Series A Preferred Stock accelerated the accretion of the remaining issuance discount on the Series A Preferred Stock. Total dividends and discount accretion on Preferred Stock, including accelerated accretion of approximately $765,000, reduced net income available to common shareholders by $1,206,000 in the first quarter of 2012. The Company did not repurchase the related warrant that was issued to the U.S. Treasury, and the warrant remains outstanding as of the date of this report.

Series C Preferred Stock

        On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

8) Fair Value

        Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2012:
Available-for-sale securities:
Agency mortgage-backed securities	$340,181	$—	$340,181	$—
Corporate bonds	10,636	—	10,636	—
Trust preferred securities	35,009	—	35,009	—
I/O strip receivables	2,113	—	2,113	—
Assets at December 31, 2011:
Available-for-sale securities:
Agency mortgage-backed securities	$350,348	$—	$350,348	$—
Trust preferred securities	30,107	—	30,107	—
I/O strip receivables	2,094	—	2,094	—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

8) Fair Value (Continued)

        There were no transfers between Level 1 and Level 2 during the period for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

        The fair value of loans held-for-sale is generally based on obtaining bids and broker indications on the estimated value of these loans held-for-sale, resulting in a Level 2 classification.

        At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower's financial statements, or aging reports, adjusted or discounted based on management's historical knowledge, changes in market conditions from the time of the valuation, and management's expertise and knowledge of the client and client's business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

        Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

8) Fair Value (Continued)

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2012:
Impaired loans held-for-sale—other:
Real estate:
Land and construction	$184	—	$184	—

Impaired loans—held-for-investment:
Commercial	$5,674	—	—	$5,674
Real estate:
Commercial and residential	3,016	—	—	3,016
Land and construction	1,724	—	—	1,724
Home equity	—			—
Consumer	9	—	—	9

	$10,423	—	—	$10,423

Foreclosed assets:
Commercial and residential	$283	—	—	$283
Land and construction	2,884	—	—	2,884

	$3,167			$3,167

Assets at December 31, 2011:
Impaired loans held-for-sale—other:
Real estate:
Land and construction	$186	—	$186	—

Impaired loans—held-for-investment:
Commercial	$6,526	—	—	$6,526
Real estate:
Commercial and residential	1,794	—	—	1,794
Land and construction	1,590	—	—	1,590
Home equity	32			32
Consumer	10	—	—	10

	$9,952	—	—	$9,952

Foreclosed assets:
Commercial and residential	$156	—	—	$156
Land and construction	2,156	—	—	2,156

	$2,312			$2,312

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

8) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$13,267	$12,279
Book value of impaired loans held-for-investment carried at cost	3,324	5,635

Total impaired loans held-for-investment	$16,591	$17,914

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$13,267	$12,279
Specific valuation allowance	(2,844)	(2,327)

Impaired loans held-for-investment carried at fair value, net	$10,423	$9,952

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $16,591,000 at March 31, 2012, after partial charge-offs of $90,000 in the first three months of 2012. In addition, these loans had a specific valuation allowance of $2,844,000 at March 31, 2012. Impaired loans held-for-investment totaling $13,267,000 at Mach 31, 2012 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $3,324,000 of impaired loans were carried at cost at March 31, 2012, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first three months of 2012 on impaired loans held-for-investment carried at fair value at March 31, 2012 resulted in an additional provision for loan losses of $713,000.

        Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $3,167,000, which is made up of the outstanding balance of $3,167,000, with no valuation allowance at March 31, 2012.

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $17,914,000 at December 31, 2011, after partial charge-offs of $3,604,000 in 2011. In addition, these loans had a specific valuation allowance of $2,327,000 at December 31, 2011. Impaired loans held-for-investment totaling $12,279,000 at December 31, 2011 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $5,635,000 of impaired loans were carried at cost at December 31, 2011, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2011 on impaired loans held-for-investment carried at fair value at December 31, 2011 resulted in an additional provision for loan losses of $2,916,000.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

8) Fair Value (Continued)

        At December 31, 2011, other real estate owned had a net carrying amount of $2,312,000, made up of the outstanding balance of $2,312,000, with no valuation allowance at December 31, 2011.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$5,674	Third party appraisal	Discount adjustment for differences between comparable sales	2% to 11% (7%)
Real estate:
Commercial and residential	3,016	Third party appraisal	Discount adjustment for differences between comparable sales	6% to 11% (9%)
Land and construction	1,724	Third party appraisal	Discount adjustment for differences between comparable sales	2% to 3% (3%)
Foreclosed assets:
Land and construction	2,884	Third party appraisal	Discount adjustment for differences between comparable sales	0% to 6% (6%)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

8) Fair Value (Continued)

        The carrying amounts and estimated fair values of financial instruments at March 31, 2012 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$68,665	$20,450	$48,215	$—	$68,665
Securities available-for-sale	385,826	—	385,826	—	385,826
Loans (including loans held-for-sale), net	741,550	—	4,962	739,430	744,392
FHLB and FRB stock	9,928	—	—	—	N/A
Accrued interest receivable	4,542	—	4,542	—	4,542
Loan servicing rights and I/O strips receivables	2,843	—	5,205	—	5,205
Liabilities:
Time deposits	$287,601	$—	$288,528	$—	$288,528
Other deposits	792,649	—	792,649	—	792,649
Subordinated debt	23,702	—	—	15,950	15,950
Accrued interest payable	416	—	416	—	416

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2011:

	Carrying Amounts	Estimated Fair Value
Assets:
Cash and cash equivalents	$72,872	$72,872
Securities available-for-sale	380,455	380,455
Loans (including loans held-for-sale), net	745,057	745,421
FHLB and FRB stock	9,925	N/A
Accrued interest receivable	3,719	3,719
Loan servicing rights and I/O strips receivables	2,886	5,261
Liabilities:
Time deposits	$288,528	$289,512
Other deposits	760,900	760,900
Subordinated debt	23,702	15,950
Accrued interest payable	784	784

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

8) Fair Value (Continued)

        The methods and assumptions, not previously discussed, used to estimate the fair value are described as follows:

Cash and Cash Equivalents

        The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. Cash on hand and noninterest due from bank accounts are Level 1, whereas, interest bearing due from bank accounts and fed funds sold are Level 2.

Loans

        The fair value of loans held-for-sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

        Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

FHLB and FRB Stock

        It was not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Accrued Interest Receivable/Payable

        The carrying amounts of accrued interest approximate fair value resulting in a Level 2 classification.

Deposits

        The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts approximate their fair values at the reporting date resulting in a Level 2 classification. The carrying amounts of variable rate, certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2012

(Unaudited)

8) Fair Value (Continued)

Subordinated Debt

        The fair values of the subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Off-balance Sheet Instruments

        Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of commitments is not material.

9) Loss Contingencies

        Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company's accounting policy for legal costs related to loss contingencies is to accrue for the probable fees that can be reasonably estimated. The Company's accounting policy for uncertain recoveries is to recognize the anticipated recovery when realization is deemed probable. During the first quarter of 2012, the Company accrued $500,000 for probable costs related to an anticipated legal claim that has not yet been asserted, regarding an apparent transfer of funds for personal use by an authorized signatory of a customer. It is reasonably possible that the outcome may result in a liability exceeding the amount accrued in the financial statements; however, based on the status of the unasserted claim, a range of the reasonably possible gross loss or gross anticipated recoveries cannot be estimated.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Performance Overview

        For the first quarter of 2012, net income was $2.1 million. Net income available to common shareholders was $869,000, or $0.03 per diluted common share, for the first quarter of 2012, which included $1.2 million in dividends and discount accretion on preferred stock. For the first quarter of 2011, net income was $1.6 million. Net income available to common shareholders was $985,000, or $0.03 per diluted common share, for the first quarter of 2011, which included $596,000 in dividends and discount accretion on preferred stock. The Company's annualized return on average assets was 0.64% and annualized return on average equity was 4.43% for the first quarter of 2012, compared to 0.51% and 3.51%, respectively, a year ago.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin increased 11 basis points to 4.06% for the first quarter of 2012, compared with 3.95% for the first quarter of 2011, and increased 19 basis points compared with 3.87% for the fourth quarter of 2011, primarily as a result of a higher yield on loans and a lower cost of deposits.

  •
  The yield on the loan portfolio was 5.41% for the first quarter of 2012, compared to 5.28% for the first quarter of 2011, and 5.39% for the fourth quarter of 2011.

  •
  The total cost of deposits decreased 25 basis points to 0.27% for the first quarter of 2012 from 0.52% for the first quarter of 2011, and decreased one basis point from 0.28% for the fourth quarter of 2011, primarily as a result of maturing higher-cost wholesale funding and growth in core deposits.

  •
  Net interest income was $12.3 million for the first quarter of 2012, compared to $11.2 million for the first quarter of 2011, primarily due to an increase in the average balance of investment securities and a decrease in the rates paid on interest-bearing liabilities, partially offset by a decrease in average balance of loans.

  •
  The provision for loan losses was $100,000 for the first quarter of 2012, compared to $770,000 for the first quarter of 2011. The decrease in 2012 compared to 2011 reflects a lower volume of classified assets and nonperforming loans, and contraction of the loan portfolio.

  •
  Noninterest income decreased 10% to $1.7 million for the first quarter of 2012 from $1.9 million for the first quarter of 2011, primarily due to a decrease in the gain on sales of SBA loans to $36,000 for the first quarter of 2012, compared to $379,000 for the first quarter of 2011.

  •
  Noninterest expense increased 4% to $10.9 million for the first quarter of 2012 from $10.4 million for the first quarter of 2011. The increase in noninterest expense from the first quarter of 2011 was primarily due to a $500,000 accrual for probable costs related to an anticipated legal claim that has not yet been asserted, regarding an apparent transfer of funds for personal use by an authorized signatory of a customer.

  •
  The efficiency ratio was 77.64% for the first quarter of 2012, compared to79.55% for the first quarter of 2011, primarily as a result of higher net interest income.

  •
  The income tax expense for the first quarter of 2012 was $951,000, as compared to $331,000 for the first quarter of 2011. The effective income tax rate was 31% for first quarter of 2012, compared to an effective income tax rate of 17% for the first quarter of 2011. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, and tax credits related to investments in low income housing limited partnerships.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash and due from banks, interest-bearing deposits in other financial institutions and securities available-for-sale increased 27% to $454.5 million at March 31, 2012, from $357.6 million at March 31, 2011, and remained relatively flat from $453.3 million at December 31, 2011.

  •
  Total loans, excluding loans held-for-sale, decreased $46.5 million, or 6%, to $756.9 million at March 31, 2012, compared to $803.4 million at March 31, 2011, and decreased $7.7 million, or 1%, from $764.6 million at December 31, 2011. Land and construction loans decreased $31.9 million, or 63%, to $18.6 million at March 31, 2012, compared to $50.5 million at March 31, 2011, and decreased $4.4 million, or 19%, from $23.0 million at December 31, 2011.

  •
  Classified assets (net of SBA guarantees) decreased to $54.2 million at March 31, 2012, compared to $81.4 million at March 31, 2011, and $59.5 million at December 31, 2011.

  •
  The allowance for loan losses at March 31, 2012, was $20.3 million, or 2.68% of total loans, representing 125.66% of nonperforming loans excluding nonaccrual loans in loans held-for-sale. The allowance for loan losses at March 31, 2011, was $24.0 million, or 2.99% of total loans, representing 103.59% of nonperforming loans excluding nonaccrual loans in loans held-for-sale. The allowance for loan losses at December 31, 2011, was $20.7 million, or 2.71% of total loans, representing 124.37% of nonperforming loans excluding nonaccrual loans in loans held-for-sale.

  •
  Nonperforming assets were $19.5 million, or 1.49% of total assets at March 31, 2012, compared to $26.1 million or 2.08% of total assets at March 31, 2011, and $19.1 million, or 1.47% of total assets at December 31, 2011.

  •
  Net loan charge-offs were $494,000 for the first quarter of 2012, compared to $2.0 million for the first quarter of 2011, and $1.6 million for the fourth quarter of 2011.

  •
  Core deposits continued to increase for the first quarter of 2012:

  •
  Noninterest-bearing demand deposits increased 10% to $356.6 million at March 31, 2012, from $325.1 million at March 31, 2011, and increased 4% from $344.3 million at December 31, 2011.

  •
  Interest-bearing demand deposits increased 6% to $144.0 million at March 31, 2012, from $135.9 million at March 31, 2011, and increased 7% from $134.1 million at December 31, 2011.

    •
    Savings and money market deposits increased 11% to $292.0 million at March 31, 2012, from $262.8 million at March 31, 2011, and increased 3% from $282.5 million at December 31, 2011.

  •
  The ratio of noncore funding (which consists of time deposits—$100,000 and over, CDARS deposits, brokered deposits, and short-term borrowings) to total assets was 19.89% at March 31, 2012, compared to 19.85% at March 31, 2011, and 19.90% at December 31, 2011.

  •
  The loan to deposit ratio was 70.07% at March 31, 2012, compared to 80.07% at March 31, 2011, and 72.86% at December 31, 2011.

  •
  Capital ratios substantially exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at March 31, 2012. The leverage ratio at the holding company was 12.7%, with a Tier 1 risk-based capital ratio of 16.6%, and a total risk-based capital ratio of 17.9% at March 31, 2012. The leverage ratio for HBC was 11.9%, with a Tier 1 risk-based capital ratio of 15.6%, and a total risk-based capital ratio of 16.9% at March 31, 2012. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio.

Significant First Quarter 2012 Events

        On March 7, 2012, the Company repaid the $40 million of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") issued to the U.S. Treasury Department under the TARP Capital Purchase Program and paid the final dividend of approximately $122,000, in accordance with approvals received from the U.S. Treasury and the Federal Reserve. The Company used available cash and proceeds from a $30 million cash distribution approved by the California State Department of Financial Institutions ("DFI") from HBC to the Company. The Series A Preferred Stock was recorded at a discount, and the repurchase accelerated the accretion of the discount on the Series A Preferred Stock. While the accelerated accretion did not impact net income, it resulted in a one-time non-cash reduction in net income available to common shareholders of approximately $765,000 in the first quarter of 2012. Total dividends and discount accretion on preferred stock, including the accelerated accretion, reduced net income available to common shareholders by $1.2 million in the first quarter of 2012. While participating in the TARP Capital Purchase Program, the Company paid $6.6 million in cash dividends to the U.S. Treasury. The repayment of the TARP funds will save the Company $2.0 million in preferred dividend payments on an annual basis, beginning in the second quarter of 2012.

        In conjunction with the issuance of the Series A Preferred Stock, the Company issued a warrant to the U.S. Treasury to purchase 462,963 shares of the Company's common stock at an exercise price of $12.96 per share in November 2008. The warrant is exercisable immediately and will expire after a period of 10 years from issuance and is transferable by the U.S. Treasury. At the time the Company repurchased the Series A Preferred Stock, it did not repurchase the related warrant. The warrant was outstanding as of the date of this report.

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $84.7 million in brokered deposits at March 31, 2012, compared to $97.8 million at March 31, 2011, and $84.7 million at December 31, 2011. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators increased to $30.6 million at March 31, 2012, compared to $34.7 million at March 31, 2011, and decreased from

$37.6 million at December 31, 2011. Certificates of deposit from the State of California totaled $50 million at March 31, 2012, compared to none at March 31, 2011, and $50 million at December 31, 2011. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations. Deposits at March 31, 2012 were $1.1 billion, compared to $1.0 billion at March 31, 2011 and December 31, 2011.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $6.2 million at March 31, 2012, compared to $21.0 million at March 31, 2011, and $6.4 million at December 31, 2011.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At March 31, 2012, we had $68.7 million in cash and cash equivalents and approximately $336.7 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $288.7 million in unpledged securities available at March 31, 2012. Our loan to deposit ratio decreased to 70.07% at March 31, 2012, compared to 80.07% at March 31, 2011, and 72.86% at December 31, 2011, primarily due to a reduction in the loan portfolio.

Lending

        Our lending business originates primarily through our branch offices located in our primary market. The Company also has an additional SBA loan production office in Santa Rosa, California. The total loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 47% of the portfolio at March 31, 2012. Commercial and residential real estate loans accounted for 42% of the total loan portfolio at March 31, 2012, of which 49% were owner-occupied by businesses. We have actively lowered our exposure to land and construction loans and our overall credit risk on these portfolios has been reduced. Land and construction loans decreased $31.9 million to $18.6 million at March 31, 2012, compared to $50.5 million at March 31, 2011, and accounted for 3% of our total loan portfolio at March 31, 2012, compared to 6% at March 31, 2011, and 3% at December 31, 2011. Consumer and home equity loans accounted for the remaining 8% of total loans at March 31, 2012. The yield on the loan portfolio was 5.41% for the first quarter of 2012 and compared to 5.28% for the first quarter of 2011, and 5.39% for the fourth quarter of 2011. Loans, excluding loans held-for-sale, decreased 6% to $756.9 million at March 31, 2012, from $803.4 million at March 31, 2011, and decreased 1% from $764.6 million at December 31, 2011. The decline in gross loans in the first quarter of 2012 was primarily due to diminished loan demand, loan payoffs exceeding draw downs of loan commitments and the result of efforts to reduce classified loans. Lower volume of loan originations can be attributed in part to lower demand for certain types of credit as well as more selectivity with respect to the types of loans the Company chooses to originate.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. The Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Nevertheless, noninterest expense increased $425,000 for the first quarter of 2012, compared to the first quarter of 2011. The increase in noninterest expense from the first quarter of 2011 was primarily due to a $500,000 accrual for probable costs related to an anticipated legal claim that has not yet been asserted, regarding an apparent transfer of funds for personal use by an authorized signatory of a customer and higher salaries and employee benefits expense.

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

        On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve, the Company repurchased all shares of the Series A Preferred Stock and paid the related accrued and unpaid dividends. The repurchase of the Series A Preferred Stock will save $2.0 million in annual dividends. At the time the Company repurchased the Series A Preferred Stock, it did not repurchase the related warrant. The warrant was outstanding as of the date of this report.

        On June 21, 2010, the Company issued Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") to a limited number of institutional investors. The Series C Preferred Stock remains outstanding until its conversion to common stock upon the transfer of the Series C Preferred Stock in accordance with its terms. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock.

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. The Company is current with respect to interest accrued on trust preferred subordinated debt securities as of March 31, 2012 and December 31, 2011.

        At March 31, 2012, HBC's total risk-based capital ratio was 16.9%, compared to the 10% regulatory requirement for well-capitalized banks under the regulatory framework for prompt corrective actions. HBC's Tier 1 risk-based capital ratio of 15.6% and leverage ratio of 11.9% at March 31, 2012 also exceeded regulatory guidelines for well-capitalized banks under the prompt corrective actions framework. On a consolidated basis, the Company has a total risk-based capital ratio of 17.9%, a Tier 1 risk-based capital ratio of 16.6%, and a leverage ratio of 12.7% at March 31, 2012.

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

Distribution, Rate and Yield

	For the Three Months Ended March 31, 2012			For the Three Months Ended March 31, 2011
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$767,288	$10,316	5.41%	$843,777	$10,989	5.28%
Securities	389,919	3,097	3.19%	245,861	1,963	3.24%
Federal funds sold and interest-bearing deposits in other financial institutions	55,991	36	0.26%	60,423	34	0.23%

Total interest earning assets	1,213,198	13,449	4.46%	1,150,061	12,986	4.58%

Cash and due from banks	20,987			20,551
Premises and equipment, net	7,978			8,330
Goodwill and other intangible assets	2,441			2,961
Other assets	67,381			66,430

Total assets	$1,311,985			$1,248,333

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$347,291			$312,041
Demand, interest-bearing	142,650	52	0.15%	135,756	67	0.20%
Savings and money market	288,202	166	0.23%	267,749	266	0.40%
Time deposits—under $100	28,223	38	0.54%	33,207	71	0.87%
Time deposits—$100 and over	169,694	256	0.61%	133,849	419	1.27%
Time deposits—CDARS	6,262	3	0.19%	21,525	25	0.47%
Time deposits—brokered	84,730	201	0.95%	95,064	423	1.80%

Total interest-bearing deposits	719,761	716	0.40%	687,150	1,271	0.75%

Total deposits	1,067,052	716	0.27%	999,191	1,271	0.52%
Subordinated debt	23,702	474	8.04%	23,702	466	7.97%
Securities sold under agreement to repurchase	—	—	N/A	2,889	24	3.37%
Short-term borrowings	39	—	N/A	2,734	29	4.30%

Total interest-bearing liabilities	743,502	1,190	0.64%	716,475	1,790	1.01%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,090,793	1,190	0.44%	1,028,516	1,790	0.71%
Other liabilities	32,671			37,366

Total liabilities	1,123,464			1,065,882
Shareholders' equity	188,521			182,451

Total liabilities and shareholders' equity	$1,311,985			$1,248,333

Net interest income / margin		$12,259	4.06%		$11,196	3.95%

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

	Three Months Ended March 31, 2012 vs. 2011 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(1,034)	$361	$(673)
Securities	1,147	(13)	1,134
Federal funds sold and interest-bearing deposits in other financial institutions	(3)	5	2

Total interest income from interest earnings assets	110	353	463

Expense on interest-bearing liabilities:
Demand, interest-bearing	1	(16)	(15)
Savings and money market	13	(113)	(100)
Time deposits—under $100	(7)	(26)	(33)
Time deposits—$100 and over	53	(216)	(163)
Time deposits—CDARS	(7)	(15)	(22)
Time deposits—brokered	(24)	(198)	(222)
Subordinated debt	—	8	8
Securities sold under agreement to repurchase	(24)	—	(24)
Short-term borrowings	(29)	—	(29)

Total interest expense on interest-bearing liabilities	(24)	(576)	(600)

Net interest income	$134	$929	$1,063

        The Company's net interest margin expressed as a percentage of average earning assets was 4.06% for the first quarter of 2012, an increase of 11 basis points from 3.95% for the first quarter of 2011, and an increase of 19 basis points from 3.87% for the fourth quarter of 2011. The increase in the net interest margin for the first quarter of 2012 was primarily attributed to a higher yield on loans and a lower cost of deposits. Net interest income for the first quarter of 2012 increased $1.1 million, or 9% from first quarter of 2011, primarily due to an increase in the average balance of investment securities, and a decrease in rates paid on interest-bearing liabilities.

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

        For the first quarter of 2012, the Company had a provision for loan losses of $100,000, compared to $770,000 for the first quarter of 2011. The decrease in provision for loan losses for the first quarter of 2012 compared to the same period in 2011 reflects the improvement in credit quality, lower charge-offs, and a decrease in the size of the loan portfolio.

        The allowance for loan losses represented 2.68%, 2.99% and 2.71% of total loans at March 31, 2012, March 31, 2011, and December 31, 2011, respectively. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2012 versus 2011
	2012	2011	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$590	$567	$23	4%
Servicing income	460	411	49	12%
Increase in cash surrender value of life insurance	429	425	4	1%
Gain on sale of SBA loans	36	379	(343)	-91%
Gain on sale of securities	27	—	27	N/A
Other	181	135	46	34%

Total noninterest income	$1,723	$1,917	$(194)	-10%

        The decrease in noninterest income in first quarter of 2012 compared to the same period in 2011 was primarily attributable to a lower gain on the sale of SBA loans, offset by a modest gain on sale of securities and an increase in servicing income.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During the first quarter of 2012, SBA loan sales resulted in a $36,000 gain, compared to a $379,000 gain on sale of SBA loans in the first quarter of 2011. The servicing assets that result from the sale of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        The increase in cash surrender value of life insurance approximates a 3.70% after tax yield on the policies. To realize this tax advantaged yield, the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2012 versus 2011
	2012	2011	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,667	$5,393	$274	5%
Professional fees	1,211	839	372	44%
Occupancy and equipment	996	1,038	(42)	-4%
Software subscriptions	290	255	35	14%
Low income housing investment losses	269	162	107	66%
Data processing	245	220	25	11%
FDIC deposit insurance premiums	225	524	(299)	-57%
Insurance expense	224	241	(17)	-7%
Other real estate owned expense	115	21	94	448%
Other	1,614	1,738	(124)	-7%

Total noninterest expense	$10,856	$10,431	$425	4%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For The Three Months Ended March 31,
	2012	Percent of Total	2011	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,667	52%	$5,393	52%
Professional fees	1,211	11%	839	8%
Occupancy and equipment	996	9%	1,038	10%
Software subscriptions	290	3%	255	2%
Low income housing investment losses	269	3%	162	2%
Data processing	245	2%	220	2%
FDIC deposit insurance premiums	225	2%	524	5%
Insurance expense	224	2%	241	2%
Other real estate owned expense	115	1%	21	0%
Other	1,614	15%	1,738	17%

Total noninterest expense	$10,856	100%	$10,431	100%

        Noninterest expense for the first quarter of 2012 increased 4% to $10.9 million, compared to $10.4 million for the first quarter of 2011, primarily due to higher salaries and employee benefits, higher professional fees, and higher low income housing investment losses. Salaries and employee benefits increased $274,000, or 5%, to $5.7 million for the first quarter of 2012, from $5.4 million for the first quarter of 2011. Full-time equivalent employees were 189 and 185 at March 31, 2012 and 2011, respectively. Professional fees increased $372,000, or 44%, to $1.2 million for the first quarter of 2012, compared to $839,000 for the first quarter of 2011. The increase in noninterest expense from the first quarter of 2011 was primarily due to a $500,000 accrual for probable costs related to an anticipated legal claim that has not yet been asserted, regarding an apparent transfer of funds for personal use by an authorized signatory of a customer. The claims, which have not been asserted as of the date of this report, relate to an apparent transfer of funds to personal use by an authorized signatory of a customer. FDIC deposit insurance premiums decreased $299,000, or 57%, to $225,000 for the first quarter of 2012, compared to $524,000 for the same period in 2011, due to a decrease in the FDIC deposit assessment rate.

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

        The Company's Federal and state income tax expense was $951,000 in the first quarter of 2012, compared to $331,000 in the first quarter of 2011. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2012	2011
Effective income tax rate	31.4%	17.3%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes and tax credits related to investments in low income housing limited partnerships.

        The Company has net investments of $3.4 million in low-income housing limited partnerships as of March 31, 2012. These investments have generated annual tax credits of approximately $846,000 and $1.0 million in the years ended December 31, 2011 and 2010, respectively.

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

        At March 31, 2012, and December 31, 2011, the Company had net deferred tax assets of $21.3 million, and $21.9 million, respectively. At March 31, 2012 and December 31, 2011, after consideration of the matters in the preceding paragraph, the Company determined that a valuation allowance for deferred tax assets should be $0.

FINANCIAL CONDITION

        As of March 31, 2012, total assets were $1.31 billion, compared to $1.26 billion as of March 31, 2011, and $1.31 billion at December 31, 2011. Total securities available-for-sale (at fair value) were $385.8 million at March 31, 2012, an increase of 54% from $250.1 million at March 31, 2011, and an increase of 1% from $380.5 million at December 31, 2011. The total loan portfolio, excluding loans held-for-sale, was $756.9 million at March 31, 2012, a decrease of 6% from $803.4 million at March 31, 2011, and a decrease of 1% from $764.6 million at December 31, 2011. Total deposits increased 8% to $1.08 billion at March 31, 2012, from $1.00 billion at March 31, 2011, and increased 3% from $1.05 billion at December 31, 2011. There were no securities sold under agreement to repurchase at March 31, 2012, March 31, 2011, and December 31, 2011.

Securities Portfolio

        The following table reflects the estimated fair values for each category of securities at the dates indicated:

	March 31,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Securities available-for-sale (at fair value)
Agency mortgage-backed securities	$340,181	$250,132	$350,348
Corporate bonds	10,636	—	—
Trust preferred securities	35,009	—	30,107

Total	$385,826	$250,132	$380,455

        The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2012:

	March 31, 2012 Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Mortgage-Backed Securities—Residential	$—	—	$215,536	2.99%	$106,236	2.83%	$18,409	3.41%	$340,181	2.96%
Corporate bonds	—	—	961	2.68%	9,675	3.30%	—	—	10,636	3.24%
Trust preferred securities	35,009	6.40%	—	—	—	—	—	—	35,009	6.40%

	$35,009	6.40%	$216,497	2.99%	$115,911	2.87%	$18,409	3.41%	$385,826	3.28%

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

        The Company's portfolio is historically comprised primarily of: (i) U.S. Treasury securities and U.S. Government sponsored entities' debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; and (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio. More recently, in the first quarter of 2012, the Company purchased additional single entity issue trust preferred securities and corporate bonds to enhance the yield on the portfolio.

        The securities portfolio increased by $135.7 million, or 54%, and increased to 30% of total assets at March 31, 2012, from March 31, 2011, and increased by $5.4 million, or 1%, from 29% of total assets at December 31, 2011. The Company increased its holding of mortgage-back securities by $90.1 million to $340.2 million at March 31, 2012, from $250.1 million at March 31, 2011 to offset a portion of the contraction in the loan portfolio. Mortgage-backed securities decreased $10.2 million at March 31, 2012, from $350.3 million at December 31, 2011. At March 31, 2012, the investment portfolio included $10.6 million of corporate bonds, compared to no corporate bonds in the investment portfolio at March 31, 2011 and December 31, 2011. The investment portfolio also included single entity issue trust preferred securities by three issuers with a market value of $35.0 million at March 31, 2012, compared to no trust preferred securities at March 31, 2011, and $30.1 million of single entity issue trust preferred securities at December 31, 2011. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

        The Company's loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 58% of total assets at March 31, 2012, as compared to 64% of total assets at March 31, 2011, and 59% of total assets at December 31, 2011. The ratio of loans to deposits decreased to 70.07% at March 31, 2012 from 80.07% at March 31, 2011 and 72.86% at December 31, 2011. Demand for loans has continued to decline within the Company's markets due to the economic environment over the last several years.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2012		March 31, 2011		December 31, 2011
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$357,906	47%	$365,748	46%	$366,590	48%
Real estate:
Commercial and residential	319,914	42%	320,950	40%	311,479	41%
Land and construction	18,583	3%	50,496	6%	23,016	3%
Home equity	48,444	6%	52,129	6%	52,017	7%
Consumer	11,810	2%	13,174	2%	11,166	1%

Total loans	756,657	100%	802,497	100%	764,268	100%
Deferred loan costs	237	—	853	—	323	—

Loans, including deferred costs	756,894	100%	803,350	100%	764,591	100%

Allowance for loan losses	(20,306)		(24,009)		(20,700)

Loans, net	$736,588		$779,341		$743,891

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the balance in land development and construction and home equity and consumer loans. The decrease in the Company's loan portfolio in the first quarter of 2012 compared to the first and fourth quarters of 2011 is due to diminished loan demand, and loan payoffs exceeding draw downs of loan commitments. Outstanding loan balances to total loan commitments were 72% at March 31, 2012, 74% at March 31, 2011 and 73% at December 31, 2011. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 51% of its gross loans were secured by real property at March 31, 2012, compared to 52% at March 31, 2011, and 51% at December 31, 2011. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the three months ended March 31, 2012, loans were sold resulting in a gain on sale of SBA loans of $36,000.

        As of March 31, 2012, commercial and residential real estate mortgage loans of $357.9 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at March 31, 2012 consist of $157.4 million, or 49%, of commercial owner occupied properties, $159.6 million, or 50%, of commercial investment properties, and $2.9 million, or 1% in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans decreased $31.9 million to $18.6 million, or 3% of total loans at March 31, 2012, from $50.5 million, or 6% of total loans at March 31, 2011, and decreased $4.4 million from $23.0 million, or 3% of total loans at December 31, 2011.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $28.3 million and $47.1 million at March 31, 2012, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of March 31, 2012. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall

Street Journal. As of March 31, 2012, approximately 68% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$245,195	$38,118	$74,593	$357,906
Real estate:
Commercial and residential	125,335	153,477	41,102	319,914
Land and construction	18,083	500	—	18,583
Home equity	45,916	812	1,716	48,444
Consumer	11,493	215	102	11,810

Loans	$446,022	$193,122	$117,513	$756,657

Loans with variable interest rates	$395,204	$44,456	$77,573	$517,233
Loans with fixed interest rates	50,818	148,666	39,940	239,424

Loans	$446,022	$193,122	$117,513	$756,657

Loan Servicing

        As of March 31, 2012 and 2011, $162.7 million and $169.5 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Beginning of period balance	$792	$915
Additions	10	85
Amortization	(72)	(131)

End of period balance	$730	$869

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2012 and 2011, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Beginning of period balance	$2,094	$2,140
Amortization	—	(40)
Unrealized holding gain	19	93

End of period balance	$2,113	$2,193

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Foreclosed assets consist of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total foreclosed assets were $3.2 million at March 31, 2012, compared to $918,000 at March 31, 2011, and $2.3 million at December 31, 2011.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	March 31,
			December 31 2011
	2012	2011
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$184	$1,989	$186
Nonaccrual loans—held-for-investment	14,005	22,896	14,353
Restructured and loans over 90 days past due and still accruing	2,155	282	2,291

Total nonperforming loans	16,344	25,167	16,830
Foreclosed assets	3,167	918	2,312

Total nonperforming assets	$19,511	$26,085	$19,142

Nonperforming assets as a percentage of loans plus nonaccruals loans held-for-sale plus foreclosed assets	2.57%	3.24%	2.50%
Nonperforming assets as a percentage of total assets	1.49%	2.08%	1.47%

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

        Specific allowances are established for impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including scheduled interest payments. Loans for which the terms have been modified with a concession granted, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral less costs to sell if the loan is collateral dependent, or on the present value of expected future cash flows or values that are observable in the secondary market. If the measure of the impaired loans is less than the investment in the loan, the deficiency will be charged-off against the allowance for loan losses if the amount is a confirmed loss, or, alternatively, a specific allocation within the allowance will be established. Loans that are considered impaired are specifically excluded from the formula portion of the allowance for loan losses analysis.

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and OREO. The principal balance of classified assets, net of SBA guarantees was $54.2 million at March 31, 2012, $81.4 million at March 31, 2011, and $59.5 million at December 31, 2011. Included in the $54.2 million of classified assets at March 31, 2012, were $184,000 of loans held-for-sale. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses. Reducing classified assets will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

        It is the policy of management to maintain the allowance for loan losses at a level adequate for probable incurred losses. We have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve and the DFI also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to further weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended March 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(910)	(45)	—	(955)
Recoveries	461	—	—	461

Net charge-offs	(449)	(45)	—	(494)
Provision for loan losses	968	(884)	16	100

Balance, end of period	$13,734	$6,409	$163	$20,306

RATIOS:
Net charge-offs to average loans(1)	0.24%	0.02%	0.00%	0.26%
Allowance for loan losses to total loans(1)	1.81%	0.85%	0.02%	2.68%
Allowance for loan losses to nonperforming loans	84.03%	39.21%	1.00%	124.24%

	Three Months Ended March 31, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204
Charge-offs	(1,119)	(995)	—	(2,114)
Recoveries	139	10	—	149

Net charge-offs	(980)	(985)	—	(1,965)
Provision for loan losses	622	161	(13)	770

Balance, end of period	$13,594	$9,539	$876	$24,009

RATIOS:
Net charge-offs to average loans(1)	0.48%	0.48%	0.00%	0.96%
Allowance for loan losses to total loans(1)	1.69%	1.19%	0.11%	2.99%
Allowance for loan losses to nonperforming loans	51.19%	35.92%	3.30%	90.41%

(1)
Average loans and total loans exclude loans held-for-sale.

        The Company's allowance for loan losses decreased $3.7 million at March 31, 2012 from March 31, 2011, and decreased $394,000 from December 31, 2011. The decrease in the allowance for loan losses at March 31, 2012 was primarily due to a lower volume of classified loans and lower total loans.

        Net loans charged-off reflects the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses. Net charge-offs were $494,000 for the first quarter of 2012, compared to net charge-offs of $2.0 million for the first quarter of 2011. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

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

Allocation of Allowance for Loan Losses

	March 31,
	2012		2011		December 31, 2011
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$13,734	47%	$13,594	46%	$13,215	48%
Real estate:
Commercial and residential	5,449	42%	5,437	40%	6,203	41%
Land and construction	431	3%	3,599	6%	594	3%
Home equity	529	6%	503	6%	541	7%
Consumer	163	2%	876	2%	147	1%

Total	$20,306	100%	$24,009	100%	$20,700	100%

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2012		March 31, 2011		December 31, 2011
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand deposits, noninterest-bearing	$356,618	33%	$325,058	32%	$344,303	33%
Demand deposits, interest-bearing	144,022	13%	135,903	14%	134,119	13%
Savings and money market	292,009	27%	262,763	26%	282,478	27%
Time deposits—under $100	27,949	2%	32,592	3%	28,557	2%
Time deposits—$100 and over	168,726	16%	128,156	13%	168,874	16%
Time deposits—CDARS	6,198	1%	21,025	2%	6,371	1%
Time deposits—brokered	84,728	8%	97,826	10%	84,726	8%

Total deposits	$1,080,250	100%	$1,003,323	100%	$1,049,428	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. Less than 1%, 1%, and 5% of deposits were from public sources, at March 31, 2012, March 31, 2011, and December 31, 2011, respectively.

        Noninterest-bearing demand deposits increased $31.6 million to $356.6 million at March 31, 2012, compared to $325.1 million at March 31, 2011, and increased $12.3 million compared to $344.3 million at December 31, 2011. Interest-bearing demand deposits increased $8.1 million to $144.0 million at March 31, 2012, from $135.9 million at March 31, 2011, and increased $9.9 million from $134.1 million at December 31, 2011. Savings and money market deposits increased $29.2 million to $292.0 million at March 31, 2012, from $262.8 million at March 31, 2011, and increased $9.5 million from $282.5 million at December 31, 2011. At March 31, 2012, the Company had $56.5 million of securities pledged for $50.0 million in certificates of deposits with the State of California. There were no certificates of deposit with the State of California at March 31, 2011. At December 31, 2011, the Company had $56.5 million of securities pledged for $50.0 million in certificates of deposits with the State of California.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS and brokered deposits as of March 31, 2012:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$61,358	24%
Over three months through six months	78,877	30%
Over six months through twelve months	47,946	18%
Over twelve months	71,471	28%

Total	$259,652	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return (loss) on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended March 31,
	2012	2011
Annualized return on average assets	0.64%	0.51%
Annualized return on average tangible assets	0.64%	0.51%
Annualized return on average equity	4.43%	3.51%
Annualized return on average tangible equity	4.48%	3.57%
Average equity to average assets ratio	14.37%	14.62%

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $294.2 million at March 31, 2012, as compared to $285.6 million at March 31, 2011 and $284.8 million at December 31, 2011. Unused commitments represented 39%,

36%, and 37% of outstanding gross loans at March 31, 2012 and 2011, and December 31, 2011, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	March 31,
	2012		2011		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$14,267	$269,839	$9,048	$255,701	$15,723	$257,342
Standby letters of credit	2,291	7,852	2,291	18,587	2,291	9,482

	$16,558	$277,691	$11,339	$274,288	$18,014	$266,824

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio decreased to 70.07% at March 31, 2012 compared to 80.07% at March 31, 2011, and 72.86% at December 31, 2011. At March 31, 2012, the Company had loan contraction, including loans held-for-sale, of $50.9 million from March 31, 2011.

FHLB and FRB Borrowings & Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at March 31, 2012, March 31, 2011 and December 31, 2011. The Company had $188.0 million of loans pledged to the FHLB as collateral on an available line of credit of $108.0 million at March 31, 2012.

        The Company can also borrow from FRB's discount window. The Company had $243.6 million of loans pledged to the FRB as collateral on an available line of credit of $173.7 million at March 31, 2012, none of which was outstanding.

        At March 31, 2012, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at March 31, 2012, March 31, 2011, and December 31, 2011.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at March 31, 2012, March 31, 2011 and December 31, 2011.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	March 31,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Average balance year-to-date	$—	$2,889	$712
Average interest rate year-to-date	N/A	3.41%	3.37%
Maximum month-end balance during the quarter	$—	$5,000	$5,000
Average rate at period-end	N/A	N/A	N/A

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	March 31,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$162,701	$188,348	$199,423
Tier 2 Capital	12,334	11,969	12,181

Total risk-based capital	$175,035	$200,317	$211,604

Risk-weighted assets	$978,513	$945,089	$965,756
Average assets for capital purposes	$1,283,316	$1,228,763	$1,300,002

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	17.9%	21.2%	21.9%	10.00%	8.00%
Tier 1 risk-based capital	16.6%	19.9%	20.6%	6.00%	4.00%
Leverage(1)	12.7%	15.3%	15.3%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	March 31,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$153,285	$163,478	$178,697
Tier 2 Capital	12,361	11,992	12,207

Total risk-based capital	$165,646	$175,470	$190,904

Risk-weighted assets	$980,708	$946,961	$967,898
Average assets for capital purposes	$1,285,488	$1,230,163	$1,301,859

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	16.9%	18.5%	19.7%	10.00%	8.00%
Tier 1 risk-based capital	15.6%	17.3%	18.5%	6.00%	4.00%
Leverage(1)	11.9%	13.3%	13.7%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        Due primarily to the $40 million repurchase of the Series A Preferred Stock during the first quarter of 2012, the Company's total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage ratio at March 31, 2012 decreased to 17.9%, 16.6%, and 12.7%, compared to 21.2%, 19.9%, and 15.3% at March 31, 2011, and 21.9%, 20.6%, and 15.3% at December 31, 2011, respectively. HBC's total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage ratio at March 31, 2012 decreased to 16.9%, 15.6%, and 11.9%, compared to 18.5%, 17.3%, and 13.3% at March 31, 2011, and 19.7%, 18.5%, and 13.7% at December 31, 2011, respectively. However, at March 31, 2011, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        At March 31, 2012, the Company had total shareholders' equity of $159.9 million, including $19.5 million in preferred stock, $131.3 million in common stock, $7.9 million in retained earnings, and $1.2 million of accumulated other comprehensive income. The components of other comprehensive income, net of taxes, at March 31, 2012 include the following: an unrealized gain on available-for-sale securities of $5.2 million; an unrealized loss on the supplemental executive retirement plan of ($3.0) million; an unrealized loss on the split dollar life insurance benefit plan of ($2.2) million; and an unrealized gain on interest-only strip from SBA loans of $1.2 million.

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

        On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve, the Company repurchased all of the Series A Preferred Stock and paid the related accrued and unpaid dividends. The repurchase of the Series A Preferred Stock will save $2.0 million in annual dividends. At the time the Company repurchased the Series A Preferred Stock, it did not repurchase the related warrant. The warrant was outstanding as of the date of this report.

Series C Preferred Stock

        On June 21, 2010, the Company issued to various institutional investors 21,004 shares of newly issued Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred stock to third parties not affiliates with the holder in a widely dispersed offering.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2012. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$12,426	24.4%
+300	$9,147	18.0%
+200	$5,811	11.4%
+100	$2,542	5.0%
0	$—	0.0%
-100	$(3,638)	-7.1%
-200	$(7,501)	-14.7%

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2011. There are no changes to these policies as of March 31, 2012.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2012. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of March 31, 2012, the period covered by this report on Form 10-Q.

        During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

        In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our 2011 Annual Report on Form 10-K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None

ITEM 3—DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4—MINE SAFETY DISCLOSURES

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
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Registration Statement Form S-1 filed on July 23, 2010)
4.1	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
4.2	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to the Registrant's Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
Date: May 4, 2012	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: May 4, 2012	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed July 23, 2010).
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Registration Statement Form S-1 filed on July 23, 2010)
4.1	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's Form 8-K filed on November 26, 2008)
4.2	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to the Registrant's Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith