Form 10-Q
period 2012-06-30
HERITAGE COMMERCE CORP
filed 2012-08-08
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

        The Registrant had 26,293,277 shares of Common Stock outstanding on July 30, 2012.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2012	December 31, 2011
	(Dollars in thousands, except per share data)
Assets
Cash and due from banks	$21,885	$20,861
Interest-bearing deposits in other financial institutions	24,476	52,011

Total cash and cash equivalents	46,361	72,872
Securities available-for-sale, at fair value	389,820	380,455
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	2,714	753
Loans held-for-sale—other, at lower of cost or fair value, including deferred costs	177	413
Loans, including deferred costs	798,106	764,591
Allowance for loan losses	(20,023)	(20,700)

Loans, net	778,083	743,891
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,897	9,925
Company owned life insurance	47,496	46,388
Premises and equipment, net	7,740	7,980
Intangible assets	2,246	2,491
Accrued interest receivable and other assets	39,168	41,026

Total assets	$1,324,702	$1,306,194

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$367,937	$344,303
Demand, interest-bearing	148,777	134,119
Savings and money market	290,867	282,478
Time deposits—under $100	28,009	28,557
Time deposits—$100 and over	164,056	168,874
Time deposits—CDARS	5,427	6,371
Time deposits—brokered	97,680	84,726

Total deposits	1,102,753	1,049,428
Subordinated debt	23,702	23,702
Accrued interest payable and other liabilities	33,556	35,233

Total liabilities	1,160,011	1,108,363
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series A fixed rate cumulative preferred stock, 40,000 shares issued and outstanding (liquidation preference of $40,250) at December 31, 2011	—	39,846
Discount on Series A preferred stock	—	(833)
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at June 30, 2012 and December 31, 2011 (liquidation preference of $21,004 at June 30, 2012 and December 31, 2011)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,293,277 shares issued and outstanding at June 30, 2012 and 26,295,001 shares issued and outstanding at December 31, 2011	131,443	131,172
Retained earnings	10,566	7,172
Accumulated other comprehensive income	3,163	955

Total shareholders' equity	164,691	197,831

Total liabilities and shareholders' equity	$1,324,702	$1,306,194

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$10,292	$10,685	$20,608	$21,675
Securities	2,975	2,278	6,072	4,240
Interest-bearing deposits in other financial institutions	29	52	65	86

Total interest income	13,296	13,015	26,745	26,001

Interest expense:
Deposits	738	1,068	1,454	2,339
Subordinated debt	472	467	946	932
Other	2	8	2	62

Total interest expense	1,212	1,543	2,402	3,333

Net interest income before provision for loan losses	12,084	11,472	24,343	22,668
Provision for loan losses	815	955	915	1,725

Net interest income after provision for loan losses	11,269	10,517	23,428	20,943

Noninterest income:
Service charges and fees on deposit accounts	601	587	1,191	1,154
Servicing income	447	435	907	846
Increase in cash surrender value of life insurance	429	419	858	845
Gain on sale of SBA loans	376	476	412	855
Gain on sale of securities	32	—	59	—
Other	205	253	386	387

Total noninterest income	2,090	2,170	3,813	4,087

Noninterest expense:
Salaries and employee benefits	5,377	5,111	11,044	10,504
Occupancy and equipment	967	1,031	1,963	2,069
Professional fees	470	456	1,681	1,295
Software subscriptions	313	274	603	529
Low income housing investment losses	262	40	531	202
Data processing	247	198	492	419
Insurance expense	224	244	447	486
FDIC deposit insurance premiums	202	383	427	907
Other real estate owned expense	105	127	220	147
Other	1,287	1,608	2,902	3,345

Total noninterest expense	9,454	9,472	20,310	19,903

Income before income taxes	3,905	3,215	6,931	5,127
Income tax expense	1,226	1,129	2,177	1,460

Net income	2,679	2,086	4,754	3,667
Dividends and discount accretion on preferred stock	—	(604)	(1,206)	(1,200)

Net income available to common shareholders	$2,679	$1,482	$3,548	$2,467

Earnings per common share:
Basic	$0.08	$0.05	$0.11	$0.08
Diluted	$0.08	$0.05	$0.11	$0.08

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$2,679	$2,086	$4,754	$3,667
Net unrealized holding gains on available-for-sale securities and I/O strips	3,398	4,243	3,769	3,876
Reclassification adjustment for (gains) realized in income	(32)	—	(59)	—
Deferred income taxes	(1,414)	(1,782)	(1,558)	(1,628)

Change in unrealized gains on available-for-sale securities and I/O strips, net of deferred income taxes	1,952	2,461	2,152	2,248

Net pension and other benefit plan liability adjustment	41	89	97	195
Deferred income taxes	(17)	(37)	(41)	(82)

Change in pension and other benefit plan liability, net of deferred income taxes	24	52	56	113

Other comprehensive income	1,976	2,513	2,208	2,361

Total comprehensive income	$4,655	$4,599	$6,962	$6,028

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Six Months Ended June 30, 2012 and 2011
	Preferred Stock			Common Stock			Accumulated Other Comprehensive Income / (Loss)
						Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2011	61,004	$59,365	$(1,227)	26,233,001	$130,531	$(1,866)	$(4,651)	$182,152
Net income	—	—	—	—	—	3,667	—	3,667
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	2,248	2,248
Net change in pension and other benefit plan liability, net of deferred income taxes	—	—	—	—	—	—	113	113
Issuance of restricted stock awards	—	—	—	62,000	320	—	—	320
Amortization of restricted stock award, net of forfeitures and taxes	—	—	—	—	(346)	—	—	(346)
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,006)	—	(1,006)
Accretion of discount on Series A preferred stock	—	—	194	—	—	(194)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	331	—	—	331

Balance, June 30, 2011	61,004	$59,365	$(1,033)	26,295,001	$130,836	$601	$(2,290)	$187,479

Balance, January 1, 2012	61,004	$59,365	$(833)	26,295,001	$131,172	$7,172	$955	$197,831
Net income	—	—	—	—	—	4,754	—	4,754
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	2,152	2,152
Net change in pension and other benefit plan liability, net of deferred income taxes	—	—	—	—	—	—	56	56
Repurchase of Series A preferred stock	(40,000)	(40,000)	—	—	—	—		(40,000)
Series A preferred stock capitalized offering costs	—	154		—	—	(154)	—	—
Issuance (forfeitures) of restricted stock awards, net	—	—	—	(4,000)	—	—	—	—
Reversal of restricted stock awards due to forfeitures	—	—	—	—	39	—	—	39
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(373)	—	(373)
Accretion of discount on Series A preferred stock	—	—	833	—	—	(833)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	223	—	—	223
Stock options exercised	—	—	—	2,276	9	—	—	9

Balance, June 30, 2012	21,004	$19,519	$—	26,293,277	$131,443	$10,566	$3,163	$164,691

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,754$	3,667
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of discounts and premiums on securities	1,071	533
Gain on sale of securities available-for-sale	(59)	—
Gain on sale of SBA loans	(412)	(855)
Proceeds from sale of SBA loans originated for sale	5,785	8,967
Net change in SBA loans originated for sale	(7,334)	(3,019)
Write-downs on other loans held-for-sale	—	29
Provision for loan losses	915	1,725
Increase in cash surrender value of life insurance	(858)	(845)
Depreciation and amortization	385	390
Amortization of intangible assets	245	261
Gains on sale of foreclosed assets, net	(84)	(42)
Stock option expense, net	223	331
Reversal (amortization) of restricted stock awards, net	39	(26)
Effect of changes in:
Accrued interest receivable and other assets	2,381	891
Accrued interest payable and other liabilities	283	(7,385)

Net cash provided by operating activities	7,334	4,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(49,688)	(62,605)
Maturities/paydowns/calls of securities available-for-sale	38,472	14,775
Proceeds from sale of securities available-for-sale	2,280	—
Net change in other loans transferred to held-for-sale	—	27
Net change in loans	(37,064)	59,136
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(972)	(743)
Purchase of premises and equipment	(145)	(79)
Proceeds from sale of foreclosed assets	341	2,240
Proceeds from sale of other loans transferred to held-for-sale	220	1,769
Purchases of company owned life insurance	(250)	(249)

Net cash (used in) provided by investing activities	(46,806)	14,271

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	53,325	4,637
Repayment of preferred stock	(40,000)	—
Payment of cash dividends—preferred stock	(373)	—
Exercise of stock options	9	—
Net change in securities sold under agreement to repurchase	—	(5,000)
Net change in short-term borrowings	—	(2,445)

Net cash provided by financing activities	12,961	(2,808)

Net increase (decrease) in cash and cash equivalents	(26,511)	16,085
Cash and cash equivalents, beginning of period	72,872	72,177

Cash and cash equivalents, end of period	$46,361	$88,262

Supplemental disclosures of cash flow information:
Interest paid	$2,418	$5,887
Income taxes paid	1,230	320
Supplemental schedule of non-cash investing activity:
Due from broker for securities sold	$(378)	$—
Due to broker for securities purchased	3,330	19,755
Loans transferred to foreclosed assets	1,973	1,071
Cash dividend accrued on Series A preferred stock	—	1,006

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce (sometimes referred to as the "Bank" or "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2011. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities.

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

        In management's opinion, all adjustments necessary for a fair presentation of these consolidated financial statements have been included and are of a normal and recurring nature. All intercompany transactions and balances have been eliminated.

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

        The results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2012.

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

June 30, 2012

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

        In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of stockholders' equity. The update requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements, instead of presented as part of the consolidated statements of shareholders' equity.

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The 21,004 shares of Series C Preferred Stock remain outstanding as of June 30, 2012, and are convertible into 5,601,000 shares of common stock. The Series C Preferred Stock participate in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. The common stock warrant was antidilutive at June 30, 2012 and 2011. A

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

2) Earnings Per Share (Continued)

reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income available to common shareholders	$2,679	$1,482	$3,548	$2,467
Less: net income allocated to Series C Preferred Stock	470	260	623	434

Net income allocated to common shareholders	$2,209	$1,222	$2,925	$2,033

Weighted average common shares outstanding for basic earnings per common share	26,290,480	26,243,334	26,289,907	26,238,168
Dilutive effect of stock options oustanding, using the the treasury stock method	27,011	3,675	28,058	5,566

Shares used in computing diluted earnings per common share	26,317,491	26,247,009	26,317,965	26,243,734

Basic earnings per share	$0.08	$0.05	$0.11	$0.08
Diluted earnings per share	$0.08	$0.05	$0.11	$0.08

3) Securities

        The amortized cost and estimated fair value of securities at June 30, 2012 and December 31, 2011 were as follows:

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$314,020	$11,906	$—	$325,926
Corporate bonds	22,771	508	(58)	23,221
Trust preferred securities	40,758	65	(150)	40,673

Total	$377,549	$12,479	$(208)	$389,820

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$341,901	$8,484	$(37)	$350,348
Trust preferred securities	29,947	194	(34)	30,107

Total	$371,848	$8,678	$(71)	$380,455

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

3) Securities (Continued)

        Mortgage-backed securities decreased $24,422,000 to $325,926,000 at June 30, 2012, from $350,348,000 at December 31, 2011. At June 30, 2012 and December 31, 2011, all agency mortgage-backed securities were issued by the Federal National Mortgage Association ("Fannie Mae") the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or the Government National Mortgage Association ("Ginnie Mae"). At June 30, 2012, the investment portfolio included $23,221,000 of corporate bonds, compared to no corporate bonds in the investment portfolio at December 31, 2011. At June 30, 2012, the Company's investment portfolio included single entity issue trust preferred securities by four issuers with a carrying value of $40,758,000 and market value of $40,673,000, compared to a carrying value of $29,947,000 and a market value of $30,107,000 of single entity issue trust preferred securities at December 31, 2011. There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

        At June 30, 2012, the Company held 181 securities, of which ten had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. Unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not intend to sell any securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

        At December 31, 2011, the Company held 165 securities, of which five had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2011.

        The amortized cost and estimated fair values of securities as June 30, 2012, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due within one year	$—	$—
Due after one through five years	909	921
Due after five through ten years	21,862	22,300
Due after ten years	40,758	40,673
Agency mortgage-backed securities	314,020	325,926

Total	$377,549	$389,820

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

4) Loans

        Loans were as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$384,260	$366,590
Real estate:
Commercial and residential	333,048	311,479
Land and construction	19,822	23,016
Home equity	47,813	52,017
Consumer	13,024	11,166

Loans	797,967	764,268
Deferred loan origination costs and fees, net	139	323

Loans, including deferred costs	798,106	764,591
Allowance for loan losses	(20,023)	(20,700)

Loans, net	$778,083	$743,891

        Changes in the allowance for loan losses were as follows:

	Three Months Ended June 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,734	$6,409	$163	$20,306
Charge-offs	(1,280)	(101)	—	(1,381)
Recoveries	60	223	—	283

Net (charge-offs)/recoveries	(1,220)	122	—	(1,098)
Provision/(credit) for loan losses	864	8	(57)	815

Balance, end of period	$13,378	$6,539	$106	$20,023

	Three Months Ended June 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,594	$9,539	$876	$24,009
Charge-offs	(1,681)	(601)	(8)	(2,290)
Recoveries	91	401	1	493

Net (charge-offs)/recoveries	(1,590)	(200)	(7)	(1,797)
Provision/(credit) for loan losses	1,988	(1,177)	144	955

Balance, end of period	$13,992	$8,162	$1,013	$23,167

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

4) Loans (Continued)

	Six Months Ended June 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(2,190)	(146)	—	(2,336)
Recoveries	521	223	—	744

Net (charge-offs)/recoveries	(1,669)	77	—	(1,592)
Provision/(credit) for loan losses	1,832	(876)	(41)	915

Balance, end of period	$13,378	$6,539	$106	$20,023

	Six Months Ended June 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204
Charge-offs	(2,800)	(1,596)	(8)	(4,404)
Recoveries	230	411	1	642

Net (charge-offs)/recoveries	(2,570)	(1,185)	(7)	(3,762)
Provision/(credit) for loan losses	2,610	(1,016)	131	1,725

Balance, end of period	$13,992	$8,162	$1,013	$23,167

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

4) Loans (Continued)

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,944	$82	$18	$2,044
Collectively evaluated for impairment	11,434	6,457	88	17,979

Total ending allowance balance	$13,378	$6,539	$106	$20,023

Loans:
Individually evaluated for impairment	$11,121	$3,690	$160	$14,971
Collectively evaluated for impairment	373,139	396,993	12,864	782,996

Total ending loan balance	$384,260	$400,683	$13,024	$797,967

	December 31, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,249	$76	$2	$2,327
Collectively evaluated for impairment	10,966	7,262	145	18,373

Total ending allowance balance	$13,215	$7,338	$147	$20,700

Loans:
Individually evaluated for impairment	$11,954	$5,948	$12	$17,914
Collectively evaluated for impairment	354,636	380,564	11,154	746,354

Total ending loan balance	$366,590	$386,512	$11,166	$764,268

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011. The recorded investment included in the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

4) Loans (Continued)

following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	June 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$7,421	$6,470	$—	$7,644	$5,972	$—
Real estate:
Commercial and residential	1,092	1,092	—	2,916	2,057	—
Land and construction	2,197	2,197	—	3,491	3,039	—
Consumer	—	—	—	—	—	—

Total with no related allowance recorded	10,710	9,759	—	14,051	11,068	—
With an allowance recorded:
Commercial	4,651	4,651	1,944	6,526	5,982	2,249
Real estate:
Commercial and residential	3	3	1	80	80	44
Land and construction	—	—	—	817	740	32
Home Equity	398	398	81	32	32	—
Consumer	160	160	18	12	12	2

Total with an allowance recorded	5,212	5,212	2,044	7,467	6,846	2,327

Total	$15,922	$14,971	$2,044	$21,518	$17,914	$2,327

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended June 30, 2012
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$11,034	$2,252	$2,210	$199	$86	$15,781
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

4) Loans (Continued)

Three Months Ended June 30, 2011
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$13,146	$2,780	$7,306	$141	$938	$24,311
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2012
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$11,341	$2,214	$2,733	$143	$61	$16,492
Interest income during impairment	$—	$1	$14	$—	$—	$15
Cash-basis interest earned	$—	$1	$14	$—	$—	$15

	Six Months Ended June 30, 2011
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$13,555	$4,248	$7,823	$94	$925	$26,645
Interest income during impairment	$1	$—	$—	$1	$—	$2
Cash-basis interest earned	$—	$—	$—	$1	$—	$1

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

4) Loans (Continued)

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	June 30,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$177	$202	$186
Nonaccrual loans—held-for-investment	12,890	21,607	14,353
Restructured and loans over 90 days past due and still accruing	1,665	1,073	2,291

Total nonperforming loans	$14,732	$22,882	$16,830

Other restructured loans	$416	$1,375	$1,270
Impaired loans, excluding loans held-for-sale	$14,971	$24,055	$17,914

        The following table presents the nonperforming loans by class as of June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$9,040	$1,665	$10,705	$8,876	$1,803	$10,679
Real estate:
Commercial and residential	1,104	—	1,104	2,137	—	2,137
Land and construction	2,365	—	2,365	3,514	456	3,970
Home equity	398	—	398	—	32	32
Consumer	160	—	160	12	—	12

Total	$13,067	$1,665	$14,732	$14,539	$2,291	$16,830

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

4) Loans (Continued)

        The following table presents the aging of past due loans as of June 30, 2012 by class of loans:

	June 30, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,718	$2,794	$2,189	$6,701	$377,559	$384,260
Real estate:
Commercial and residential	1,164	1,369	101	2,634	330,414	333,048
Land and construction	2,472	—	—	2,472	17,350	19,822
Home equity	—	—	—	—	47,813	47,813
Consumer	—	—	—	—	13,024	13,024

Total	$5,354	$4,163	$2,290	$11,807	$786,160	$797,967

        The following table presents the aging of past due loans as of December 31, 2011 by class of loans:

	December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,999	$508	$3,394	$5,901	$360,689	$366,590
Real estate:
Commercial and residential	2,293	—	—	2,293	309,186	311,479
Land and construction	—	—	1,532	1,532	21,484	23,016
Home equity	753	—	32	785	51,232	52,017
Consumer	—	—	—	—	11,166	11,166

Total	$5,045	$508	$4,958	$10,511	$753,757	$764,268

        Past due loans 30 days or greater totaled $11,807,000 and $10,511,000 at June 30, 2012 and December 31, 2011, respectively, of which $5,353,000 and $6,312,000 were on nonaccrual. At June 30, 2012, there were also $7,537,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2011, there were also $8,041,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

4) Loans (Continued)

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at June 30, 2012 and December 31, 2011:

	June 30, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$353,651	$30,609	$384,260	$333,506	$33,084	$366,590
Real estate:
Commercial and residential	317,845	15,203	333,048	294,653	16,826	311,479
Land and construction	13,832	5,990	19,822	15,343	7,673	23,016
Home equity	47,168	645	47,813	51,368	649	52,017
Consumer	12,635	389	13,024	10,853	313	11,166

Total	$745,131	$52,836	$797,967	$705,723	$58,545	$764,268

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        During the three months and six months ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or more combination of the following: a reduction of the stated interest rate of the loan; or an extension of maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

        The recorded investment of troubled debt restructurings at June 30, 2012 was $5,240,000, which included $3,163,000 of nonaccrual loans and $2,077,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2011 was $7,396,000, which included $4,323,000 of nonaccrual loans and $3,073,000 of accruing loans. Approximately $849,000 and $574,000 in specific reserves were established with respect to these loans as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012 and December 31, 2011, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        The following table presents loans by class modified as troubled debt restructurings during the three month period ended June 30, 2012:

	During the Three Months Ended June 30, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Consumer	1	$117	$117

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

4) Loans (Continued)

        The troubled debt restructurings described above increased the allowance for loan losses by $13,000 through the allocation of specific reserves, and resulted in no net charge-offs during the three months period ended June 30, 2012.

        The following table presents loans by class modified as troubled debt restructurings during the six month period ended June 30, 2012:

	During the Six Months Ended June 30, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	1	$112	$112
Consumer	1	117	117

Total	2	$229	$229

        The troubled debt restructurings described above increased the allowance for loan losses by $44,000 through the allocation of specific reserves, and resulted in no net charge-offs during the six months period ended June 30, 2012.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three month and six month periods ended June 30, 2012.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

5) Income Taxes (Continued)

        The Company had net deferred tax assets of $19,522,000, and $21,870,000, at June 30, 2012, and December 31, 2011, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2012 and December 31, 2011 will be fully realized in future years.

6) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$294	$236	$588	$472
Interest cost	193	206	386	412
Amortization of prior service cost	7	9	14	18
Amortization of net actuarial loss	63	31	126	62

Net periodic benefit cost	$557	$482	$1,114	$964

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,525	$6,361
Interest cost	93	306
Actuarial gain (loss)	(11)	831
Amendments to split dollar agreements	—	(2,973)

Projected benefit obligation at end of period	$4,607	$4,525

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

6) Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive income at June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Net actuarial gain	$525	$454
Prior transition obligation	1,730	1,776

Accumulated other comprehensive loss	$2,255	$2,230

7) Preferred Stock

Series A Preferred Stock

        On November 21, 2008, the Company issued 40,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40,000,000 with a liquidation preference of $1,000 per share. On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all of the Series A Preferred Stock and paid all of the related accrued and unpaid dividends. HCC used available cash and proceeds from a $30,000,000 distribution approved by the California Department of Financial Institutions from HBC to HCC. The repurchase of the Series A Preferred Stock accelerated the accretion of the remaining issuance discount on the Series A Preferred Stock. Total dividends and discount accretion on Preferred Stock, including accelerated accretion of approximately $765,000, reduced net income available to common shareholders by $1,206,000 in the first quarter of 2012. The Company did not repurchase the related warrant that was issued to the U.S Treasury, and the warrant remains outstanding as of the date of this report.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

8) Fair Value (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2012:
Available-for-sale securities:
Agency mortgage-backed securities	$325,926	—	$325,926	—
Corporate bonds	23,221	—	23,221	—
Trust preferred securities	40,673	—	40,673	—
I/O strip receivables	2,140	—	2,140	—
Assets at December 31, 2011:
Available-for-sale securities:
Agency mortgage-backed securities	$350,348	$—	$350,348	—
Trust preferred securities	30,107	—	30,107	—
I/O strip receivables	2,094	—	2,094	—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

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

June 30, 2012

(Unaudited)

8) Fair Value (Continued)

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2012:
Impaired loans held-for-sale—other:
Real estate:
Land and construction	$177	—	$177	—

Impaired loans—held-for-investment:
Commercial	$4,873	—	—	$4,873
Real estate:
Commercial and residential	906	—	—	906
Land and construction	1,697	—	—	1,697
Home equity	317			317
Consumer	142	—	—	142

	$7,935	—	—	$7,935

Foreclosed assets:
Commercial and residential	$183	—	—	$183
Land and construction	2,915	—	—	2,915

	$3,098			$3,098

Assets at December 31, 2011:
Impaired loans held-for-sale—other:
Real estate:
Land and construction	$186	—	$186	—

Impaired loans—held-for-investment:
Commercial	$6,526	—	—	$6,526
Real estate:
Commercial and residential	1,794	—	—	1,794
Land and construction	1,590	—	—	1,590
Home equity	32			32
Consumer	10	—	—	10

	$9,952	—	—	$9,952

Foreclosed assets:
Commercial and residential	$156	—	—	$156
Land and construction	2,156	—	—	2,156

	$2,312			$2,312

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

8) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$9,786	$12,279
Book value of impaired loans held-for-investment carried at cost	4,796	5,635

Total impaired loans held-for-investment	$14,582	$17,914

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$9,786	$12,279
Specific valuation allowance	(1,851)	(2,327)

Impaired loans held-for-investment carried at fair value, net	$7,935	$9,952

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $14,582,000 at June 30, 2012, after partial charge-offs of $951,000 in the first six months of 2012. In addition, these loans had a specific valuation allowance of $1,851,000 at June 30, 2012. Impaired loans held-for-investment totaling $9,786,000 at June 30, 2012 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $4,796,000 of impaired loans were carried at cost at June 30, 2012, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first six months of 2012 on impaired loans held-for-investment carried at fair value at June 30, 2012 resulted in an additional provision for loan losses of $1,024,000.

        Foreclosed assets measured at fair value less costs to sell, had a net carrying amount of $3,098,000, which is made up of the outstanding balance of $3,098,000, with no valuation allowance at June 30, 2012.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

8) Fair Value (Continued)

        At December 31, 2011, foreclosed assets had a carrying amount of $2,312,000, with no valuation allowance at December 31, 2011.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$4,873	Market Approach	Discount adjustment for differences between comparable sales	2% to 34% (17%)
Real estate:
Commercial and residential	906	Market Approach	Discount adjustment for differences between comparable sales	2% to 7% (5%)
Land and construction	1,697	Market Approach	Discount adjustment for differences between comparable sales	1% to 36% (12%)
Foreclosed assets:
Land and construction	2,915	Market Approach	Discount adjustment for differences between comparable sales	0% to 23% (6%)

        The Company obtains third party appraisals on its impaired loans held-for-investment and foreclosed assets to determine fair value. Generally, the third party appraisals apply the "market approach," which is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

8) Fair Value (Continued)

        The carrying amounts and estimated fair values of financial instruments at June 30, 2012 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$46,361	$46,361	$—	$—	$46,361
Securities available-for-sale	389,820	—	389,820	—	389,820
Loans (including loans held-for-sale), net	780,974	—	2,891	777,736	780,627
FHLB and FRB stock	10,897	—	—	—	N/A
Accrued interest receivable	3,877	—	3,877	—	3,877
Loan servicing rights and I/O strips receivables	2,920	—	5,228	—	5,228
Liabilities:
Time deposits	$295,172	$—	$296,090	$—	$296,090
Other deposits	807,581	—	807,581	—	807,581
Subordinated debt	23,702	—	—	19,310	19,310
Accrued interest payable	768	—	768	—	768

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2011:

	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$72,872	$72,872
Securities available-for-sale	380,455	380,455
Loans (including loans held-for-sale), net	745,057	745,421
FHLB and FRB stock	9,925	N/A
Accrued interest receivable	3,719	3,719
Loan servicing rights and I/O strips receivables	2,886	5,261
Liabilities:
Time deposits	$288,528	$289,512
Other deposits	760,900	760,900
Subordinated debt	23,702	15,950
Accrued interest payable	784	784

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

8) Fair Value (Continued)

        The methods and assumptions, not previously discussed, used to estimate the fair value are described as follows:

Cash and Cash Equivalents

        The carrying amounts of cash on hand, noninterest and interest bearing due from bank accounts, and fed funds sold approximate fair values and are classified as Level 1.

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

June 30, 2012

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

9) Equity Plan

        The Company granted 18,000 restricted shares of its common stock, at a grant price of $6.39, to three officers pursuant to the terms of the restricted stock agreements, dated May 1, 2012, under the Amended and Restated 2004 Equity Plan. Under the terms of the agreements, the common stock is subject to risk of forfeiture until the common stock has vested. The common stock will vest upon the second anniversary of the grant date. However, upon the occurrence of a change in control, or the death or disability of the participant, the common stock will vest immediately. The fair value of stock awards at the grant date was $115,020, which is being amortized over a two year period on the straight-line method. Amortization expense related to the 18,000 shares was $9,600 for the second quarter of 2012. None of the shares were vested at June 30, 2012. There were 22,000 shares of restricted stock forfeited and the related amortized expense of $48,000 was reversed during the first six months of 2012.

        The Company also granted 201,500 shares of unqualified stock options to directors and employees during the first six months of 2012. The exercise price was $6.39 per share, and the options vest over four years. Stock option expense related to the 201,500 shares was $32,000 for the six months ended June 30, 2012. As of June 30, 2012, there was $703,000 of unrecognized compensation expense related to the 201,500 stock options granted during the first six months of 2012.

10) Loss Contingencies

        Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company's accounting policy for legal costs related to loss contingencies is to accrue for the probable fees that can be reasonably estimated. The Company's accounting policy for uncertain recoveries is to recognize the anticipated recovery when realization is deemed probable. During the first quarter of 2012, the Company accrued $500,000 for probable costs related to an anticipated legal claim that has not yet been asserted, regarding an apparent transfer of funds for personal use by an authorized signatory of a customer. As of the date of this report, this anticipated legal claim has not yet been asserted, and no additional accruals related to this matter were recorded during the second quarter of 2012. This accrual was reduced by payments of $126,000 during the second quarter of 2012, resulting in a balance of $374,000 at June 30, 2012. It is reasonably possible

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

10) Loss Contingencies (Continued)

that the outcome may result in a liability exceeding the amount accrued in the financial statements; however, based on the status of the unasserted claim, a range of the reasonably possible gross loss or gross anticipated recoveries cannot be estimated.

11) Subordinated Debt

        The table below summarizes the Company's subordinated debt as of the periods indicated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Subordinated debentures due to Heritage Capital Trust I with interest payable semi-annually at 10.875%, redeemable with a premium beginning March 8, 2010 and with no premium beginning March 8, 2020, due March 8, 2030	$7,217	$7,217
Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-annually at 10.60%, redeemable with a premium beginning September 7, 2010 and with no premium beginning September 7, 2020, due September 7, 2030	7,206	7,206
Subordinated debentures due to Heritage Statutory Trust II with interest payable quarterly based on 3-month Libor plus 3.58% (4.04% at June 30, 2012), redeemable with a premium beginning July 31, 2006 and with no premium beginning July 31, 2011, due July 31, 2031	5,155	5,155
Subordinated debentures due to Heritage Statutory Trust III with interest payable quarterly based on 3-month Libor plus 3.40% (3.86% at June 30, 2012), redeemable with no premium beginning September 26, 2007 and due September 26, 2032	4,124	4,124

Total	$23,702	$23,702

        For regulatory reporting purposes, the Company's subordinated debt qualifies for Tier 1 capital treatment.

12) Subsequent Events

Subordinated Debt

        In July 2012, the Company provided notice to the holders that it intends to redeem the Company's 10.875% fixed-rate subordinated debentures in the amount of $7,000,000 issued to Heritage Capital Trust I, the related common securities of $217,000 and premium charge of $304,500, and the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2012

(Unaudited)

12) Subsequent Events (Continued)

Company's 10.60% fixed-rate subordinated debentures in the amount of $7,000,000 issued to Heritage Statutory Trust I, and the related common securities of $206,000 and premium charge of $296,800 (collectively referred to as the "Fixed-Rate Sub Debt"). The redemption of the 10.60% fixed-rate subordinated debentures is expected to be completed on September 7, 2012, and the 10.875% fixed-rate subordinated debentures on September 8, 2012. Additionally, the Company will pay its regularly scheduled interest payments on the Fixed-Rate Sub Debt totaling approximately $752,000 on the respective redemption dates. The Company will use available cash and proceeds from a $15,000,000 distribution from HBC to HCC for the redemptions.

ITEM 2—MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce (sometimes referred to as the "Bank" or "HBC"). This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the "Company," "Heritage," "we," "us," and "our," in this Report on Form 10-Q refer to Heritage Commerce Corp and Heritage Bank of Commerce.

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

Performance Overview

        For the three months ended June 30, 2012, net income was $2.7 million, compared to $2.1 million for the three months ended June 30, 2011. Following the redemption of its $40 million of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") issued to the U.S. Treasury Department under the TARP Capital Purchase Program in the first quarter of 2012, the Company did not have any preferred dividends and discount accretion on preferred stock in the second quarter of 2012. The net income available to common shareholders was $2.7 million, or $0.08 per common share for the three months ended June 30, 2012. After accrued dividends and discount accretion on preferred stock of $604,000, net income available to shareholders was $1.5 million, or $0.05 per average diluted common share, for the second quarter a year ago. The Company's annualized return on average assets was 0.81% and annualized return on average equity was 6.61% for the second quarter of 2012, compared to 0.66% and 4.50%, respectively, a year ago.

        For the six months ended June 30, 2012, net income available to common shareholders was $3.6 million, or $0.11 per average diluted common share, up from $2.5 million, or $0.08 per average diluted common share, for the six months ended June 30, 2011. The Company's annualized return on average assets was 0.72% and annualized return on average equity was 5.44% for the first six months of 2012, compared to 0.59% and 4.01%, respectively, a year ago.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin remained flat at 3.95% in the second quarter of 2012, compared to the second quarter of 2011, as a decrease in average yields on loans and investment securities was mainly offset by a lower cost of deposits in the second quarter of 2012. The Company's net interest margin increased six basis points to 4.01% for the six months ended June 30, 2012, compared to 3.95% for the six months ended June 30, 2011, primarily as a result of a higher yield on loans, a lower level of interest-bearing deposits in other institutions, and a lower cost of deposits.

  •
  Net interest income was $12.1 million for the second quarter of 2012, compared to $11.5 million for the second quarter of 2011. The increase in net interest income for the second quarter of 2012 compared to the same period in 2011 was primarily due to an increase in the average balance of investment securities and a lower cost of deposits, partially offset by a decrease in average balance of loans and the yield on loans. Net interest income was $24.3 million for the six months ended June 30, 2012, compared to $22.7 million for the six months ended June 30, 2011. The increase in net interest income for the first six months of 2012 compared to the same period in 2011 was primarily due to an increase in the average balance of investment securities and a lower cost of deposits, partially offset by a decrease in average balance of loans.

  •
  The provision for loan losses was $815,000 for the second quarter of 2012, compared to $955,000 for the second quarter of 2011. The provision for loan losses for the six months ended June 30, 2012 was $915,000, compared to $1.7 million for the first six months of 2011. The decrease in provision for loan losses for the three months and six months ended June 30, 2012, compared to the same periods in 2011 reflects a lower volume of classified assets and nonperforming loans, and a decrease in loan charge-offs.

  •
  Noninterest income decreased 4% to $2.1 million in the second quarter of 2012, from $2.2 million in the second quarter of 2011, and decreased 7% to $3.8 million in the first six months of 2012 from $4.1 million in the first six months of 2011, primarily due to lower gain on sales of SBA loans.

  •
  Noninterest expense remained flat at $9.5 million for the second quarter of 2012, compared to the second quarter of 2011. For the six months ended June 30, 2012, noninterest expense was $20.3 million, compared to $19.9 million for the six months ended June 30, 2011. The increase in noninterest expense in the first six months of 2012 was primarily due to a first quarter $500,000 accrual for probable costs related to an anticipated legal claim that has not yet been asserted, regarding an apparent transfer of funds for personal use by an authorized signatory of a customer.

  •
  The efficiency ratio was 66.70% for the second quarter of 2012, compared to 69.43% for the second quarter of 2011. The efficiency ratio for the six months ended June 30, 2012 was 72.13%, compared to 74.39% for the six months ended June 30, 2011.

  •
  Income tax expense for the quarter ended June 30, 2012 was $1.2 million, compared to $1.1 million for the second quarter of 2011. For the first six months of 2012, income tax expense was $2.2 million, compared to $1.5 million for the first six months a year ago. The effective tax rate for the second quarter of 2012 was 31%, compared to 35% for the second quarter a year ago. The effective tax rate for the six months ended June 30, 2012 was 31%, compared to 28% for the six months ended June 30, 2011.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale increased 11% to $436.2 million at June 30, 2012, from $391.2 million at June 30, 2011, and decreased 4% from $453.3 million at December 31, 2011.

  •
  Total loans, excluding loans held-for-sale, increased $16.0 million, or 2%, to $798.1 million at June 30, 2012, compared to $782.1 million at June 30, 2011, and increased $33.5 million, or 4%, from $764.6 million at December 31, 2011. Land and construction loans decreased $22.2 million, or 53%, to $19.8 million at June 30, 2012, compared to $42.0 million at June 30, 2011, and decreased $3.2 million, or 14%, from $23.0 million at December 31, 2011.

  •
  Classified assets (net of SBA guarantees) decreased to $54.9 million at June 30, 2012, compared to $76.1 million at June 30, 2011, and decreased from $59.5 million at December 31, 2011.

  •
  The allowance for loan losses at June 30, 2012 was $20.0 million, or 2.51% of total loans, representing 137.57% of nonperforming loans excluding nonaccrual loans in loans held-for-sale. The allowance for loan losses at June 30, 2011 was $23.1 million, or 2.96% of total loans, representing 102.15% of nonperforming loans excluding nonaccrual loans in loans held-for-sale. The allowance for loan losses at December 31, 2011, was $20.7 million, or 2.71% of total loans, representing 124.37% of nonperforming loans excluding nonaccrual loans in loans held-for-sale.

  •
  Nonperforming assets were $17.8 million, or 1.35% of total assets at June 30, 2012, compared to $23.1 million or 1.83% of total assets at June 30, 2011, and $19.1 million, or 1.47% of total assets at December 31, 2011.

  •
  Net loan charge-offs were $1.1 million for the second quarter of 2012, compared to $1.8 million for the second quarter of 2011. Net loan charge-offs were $1.6 million for the fourth quarter of 2011.

  •
  Core deposits continued to increase for the second quarter of 2012:

  •
  Noninterest-bearing demand deposits increased 10% to $367.9 million at June 30, 2012, from $333.2 million at June 30, 2011, and increased 7% from $344.3 million at December 31, 2011.

  •
  Interest-bearing demand deposits increased 16% to $148.8 million at June 30, 2012, from $128.5 million at June 30, 2011, and increased 11% from $134.1 million at December 31, 2011.

  •
  Savings and money market deposits increased 5% to $290.9 million at June 30, 2012, from $276.5 million at June 30, 2011, and increased 3% from $282.5 million at December 31, 2011.

  •
  The ratio of noncore funding (which consists of time deposits—$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 20.17% at June 30, 2012, compared to 18.20% at June 30, 2011, and 19.90% at December 31, 2011.

  •
  The loan to deposit ratio was 72.37% at June 30, 2012, compared to 78.32% at June 30, 2011, and 72.86% at December 31, 2011.

  •
  Capital ratios substantially exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at June 30, 2012. The leverage ratio at the holding company was 12.7%, with a Tier 1 risk-based capital ratio of 16.0%, and a total risk-based capital ratio of 17.3% at June 30, 2012. The leverage ratio for HBC was 11.9%, with a Tier 1 risk-based capital ratio of 14.9%, and a total risk-based capital ratio of 16.2% at June 30, 2012. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio.

Recent Events

        In July 2012, the Company provided notice to the holders that it intends to redeem the Company's 10.875% fixed-rate subordinated debentures in the amount of $7.0 million issued to Heritage Capital Trust I, and the related common securities of $217,000 and premium cost of $304,500, and the Company's 10.60% fixed-rate subordinated debentures in the amount of $7.0 million issued to Heritage

Statutory Trust I, and the related common securities of $206,000 and premium cost of $296,800 (collectively referred to as the "Fixed-Rate Sub Debt"). The redemption of the 10.60% fixed-rate subordinated debentures is expected to be completed on September 7, 2012, and the 10.875% fixed-rate subordinated debentures on September 8, 2012. Additionally, the Company will pay its regularly scheduled interest payments on the Fixed-Rate Sub Debt totaling approximately $752,000 on the respective redemption dates. The Company will use available cash and proceeds from a $15 million distribution from HBC to HCC for the redemptions. The redemption of the Fixed-Rate Sub Debt does not significantly reduce capital ratios of HCC or HBC. The Company will incur a charge of $601,300 in the third quarter of 2012, for the early payoff premiums on the redemption of the Fixed-Rate Sub Debt. On an annual basis, the redemption of the Fixed-Rate Sub Debt will eliminate approximately $1.5 million in interest expense.

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $97.7 million in brokered deposits at June 30, 2012, compared to $94.6 million at June 30, 2011, and $84.7 million at December 31, 2011. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators increased to $35.7 million at June 30, 2012, compared to $33.3 million at June 30, 2011, and $37.6 million at December 31, 2011. Certificates of deposit from the State of California totaled $50.0 million at June 30, 2012, compared to none at June 30, 2011, and $50 million at December 31, 2011. Deposits at June 30, 2012 were $1.1 billion, compared to $998.6 million at June 30, 2011 and $1.0 billion at December 31, 2011. Core deposits (excluding all time deposits) grew 9% to $807.6 million at June 30, 2012, an increase of $69.4 million from June 30, 2011, and increased $46.7 million, or 6%, from $760.9 million at December 31, 2011. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $5.4 million at June 30, 2012, compared to $20.8 million at June 30, 2011, and $6.4 million at December 31, 2011.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At June 30, 2012, we had $46.4 million in cash and cash equivalents and approximately $368.3 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $301.2 million in unpledged securities available at June 30, 2012. Our loan to deposit ratio decreased to 72.37% at June 30, 2012, compared to 78.32% at June 30, 2011, and 72.86% at December 31, 2011.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. The Company also has an additional SBA loan production office in Santa Rosa, California.

The total loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 48% of the portfolio at June 30, 2012. Commercial and residential real estate loans accounted for 42% of the total loan portfolio at June 30, 2012, of which 51% were owner-occupied by businesses. We have actively lowered our exposure to land and construction loans and our overall credit risk on this portfolio has been reduced. Land and construction loans decreased $22.2 million to $19.8 million at June 30, 2012, compared to $42.0 million at June 30, 2011, and accounted for 2% of our total loan portfolio at June 30, 2012, compared to 5% at June 30, 2011, and 3% at December 31, 2011. Consumer and home equity loans accounted for the remaining 8% of total loans at June 30, 2012. The yield on the loan portfolio was 5.23% for the second quarter of 2012, compared to 5.31% for the same period in 2011, and 5.41% for the first quarter of 2012. The 18 basis points decrease in the second quarter of 2012 from the first quarter of 2012 was due to several positive adjustments in the first quarter of 2012 from loan interest recoveries and lower rates (due to competitive factors) on some new and renewed loans in the second quarter of 2012. The yield on the loan portfolio was 5.32% for the six months ended June 30, 2012, compared to 5.30% for six months ended June 30, 2011. Loans, excluding loans held-for-sale, increased 2% to $798.1 million at June 30, 2012, from $782.1 million a year ago, and increased 4% from $764.6 million at December 31, 2011.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. The Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Nevertheless, noninterest expense for the first six months of 2012 increased 2% to $20.3 million, compared to $19.9 million for the first six months of 2011, primarily due to a $500,000 accrual established in the first quarter of 2012 for probable costs related to an anticipated legal claim that has not yet been asserted, regarding an apparent transfer of funds for personal use by an authorized signatory of a customer and higher salaries and employee benefits expense.

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

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. The Company is current with respect to interest accrued on trust preferred subordinated debt securities as of June 30, 2012 and was current as of December 31, 2011.

        In July 2012, the Company provided notice to the holders that it intends to redeem the Company's Fixed-Rate Sub Debt. The redemption of the 10.6% fixed-rate subordinated debentures is expected to be completed on September 7, 2012, and the 10.875% fixed-rate subordinated debentures on September 8, 2012.

        At June 30, 2012, HBC's total risk-based capital ratio was 16.2%, compared to the 10% regulatory requirement for well-capitalized banks under the regulatory framework for prompt corrective actions. HBC's Tier 1 risk-based capital ratio of 14.9% and leverage ratio of 11.9% at June 30, 2012 also exceeded regulatory guidelines for well-capitalized banks under the prompt corrective actions framework. On a pro forma basis, assuming HBC distributed $15.0 million to HCC for the redemption of the $14 million Fixed-Rate Sub Debt, the total risk-based capital ratio would be 14.7%, the Tier 1 risk-based capital ratio would be 13.5%, and the leverage ratio would be 10.7% for HBC at June 30, 2012. On a consolidated basis, the Company has a total risk-based capital ratio of 17.3%, a Tier 1 risk-based capital ratio of 16.0%, and a leverage ratio of 12.7% at June 30, 2012. On a pro forma basis, assuming the redemption of the $14 million Fixed-Rate Sub Debt plus the related redemption premiums, the total risk-based capital ratio would be 15.9%, the Tier 1 risk-based capital ratio would be 14.6%, and the leverage ratio would be 11.6% for the Company at June 30, 2012.

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

Distribution, Rate and Yield

	For the Three Months Ended June 30, 2012			For the Three Months Ended June 30, 2011
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$791,660	$10,292	5.23%	$806,839	$10,685	5.31%
Securities	398,143	2,975	3.01%	278,908	2,278	3.28%
Federal funds sold and interest-bearing deposits in other financial institutions	41,508	29	0.28%	77,937	52	0.27%

Total interest earning assets	1,231,311	13,296	4.34%	1,163,684	13,015	4.49%

Cash and due from banks	21,191			20,932
Premises and equipment, net	7,841			8,160
Intangible assets	2,316			2,829
Other assets	69,115			70,542

Total assets	$1,331,774			$1,266,147

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$370,086			$332,535
Demand, interest-bearing	147,767	56	0.15%	132,079	65	0.20%
Savings and money market	298,544	179	0.24%	280,870	259	0.37%
Time deposits—under $100	28,011	35	0.50%	32,194	61	0.76%
Time deposits—$100 and over	166,486	246	0.59%	121,929	342	1.13%
Time deposits—CDARS	5,900	3	0.20%	21,254	24	0.45%
Time deposits—brokered	93,259	219	0.94%	92,131	317	1.38%

Total interest-bearing deposits	739,967	738	0.40%	680,457	1,068	0.63%

Total deposits	1,110,053	738	0.27%	1,012,992	1,068	0.42%
Subordinated debt	23,702	472	8.01%	23,702	467	7.90%
Short-term borrowings	3,196	2	0.25%	1,005	8	3.19%

Total interest-bearing liabilities	766,865	1,212	0.64%	705,164	1,543	0.88%

Total interest-bearing liabilities and demand,
noninterest-bearing / cost of funds	1,136,951	1,212	0.43%	1,037,699	1,543	0.60%
Other liabilities	31,905			42,537

Total liabilities	1,168,856			1,080,236
Shareholders' equity	162,918			185,911

Total liabilities and shareholders' equity	$1,331,774			$1,266,147

Net interest income / margin		$12,084	3.95%		$11,472	3.95%

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

	For the Six Months Ended June 30, 2012			For the Six Months Ended June 30, 2011
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$778,640	$20,608	5.32%	$825,206	$21,675	5.30%
Securities	394,031	6,072	3.10%	262,476	4,240	3.26%
Federal funds sold and interest-bearing deposits in other financial institutions	48,750	65	0.27%	69,228	86	0.25%

Total interest earning assets	1,221,421	26,745	4.40%	1,156,910	26,001	4.53%

Cash and due from banks	21,089			20,742
Premises and equipment, net	7,909			8,244
Intangible assets	2,378			2,895
Other assets	69,082			68,499

Total assets	$1,321,879			$1,257,290

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$358,689			$322,345
Demand, interest-bearing	145,208	109	0.15%	133,907	132	0.20%
Savings and money market	293,374	345	0.24%	274,346	526	0.39%
Time deposits—under $100	28,117	73	0.52%	32,698	132	0.81%
Time deposits—$100 and over	168,090	501	0.60%	127,856	761	1.20%
Time deposits—CDARS	6,083	6	0.20%	21,389	49	0.46%
Time deposits—brokered	88,992	420	0.95%	93,589	739	1.59%

Total interest-bearing deposits	729,864	1,454	0.40%	683,785	2,339	0.69%

Total deposits	1,088,553	1,454	0.27%	1,006,130	2,339	0.47%
Subordinated debt	23,702	946	8.03%	23,702	932	7.93%
Securities sold under agreement to repurchase	—	—	N/A	1,436	24	3.37%
Short-term borrowings	1,618	2	0.25%	1,865	38	4.11%

Total interest-bearing liabilities	755,184	2,402	0.64%	710,788	3,333	0.95%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,113,873	2,402	0.43%	1,033,133	3,333	0.65%
Other liabilities	32,287			39,966

Total liabilities	1,146,160			1,073,099
Shareholders' equity	175,719			184,191

Total liabilities and shareholders' equity	$1,321,879			$1,257,290

Net interest income / margin		$24,343	4.01%		$22,668	3.95%

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

	Three Months Ended June 30, 2012 vs. 2011 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(200)	$(193)	$(393)
Securities	888	(191)	697
Federal funds sold and interest-bearing deposits in other financial institutions	(25)	2	(23)

Total interest income from interest earnings assets	663	(382)	281

Expense on interest-bearing liabilities:
Demand, interest-bearing	7	(16)	(9)
Savings and money market	11	(91)	(80)
Time deposits—under $100	(5)	(21)	(26)
Time deposits—$100 and over	67	(163)	(96)
Time deposits—CDARS	(8)	(13)	(21)
Time deposits—brokered	4	(102)	(98)
Subordinated debt	—	5	5
Short-term borrowings	1	(7)	(6)

Total interest expense on interest-bearing liabilities	77	(408)	(331)

Net interest income	$586	$26	$612

	Six Months Ended June 30, 2012 vs. 2011 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(1,223)	$156	$(1,067)
Securities	2,026	(194)	1,832
Federal funds sold and interest-bearing deposits in other financial institutions	(28)	7	(21)

Total interest income from interest earnings assets	775	(31)	744

Expense on interest-bearing liabilities:
Demand, interest-bearing	9	(32)	(23)
Savings and money market	18	(199)	(181)
Time deposits—under $100	(12)	(47)	(59)
Time deposits—$100 and over	120	(380)	(260)
Time deposits—CDARS	(15)	(28)	(43)
Time deposits—brokered	(22)	(297)	(319)
Subordinated debt	—	14	14
Securities sold under agreement to repurchase	(24)	—	(24)
Short-term borrowings	—	(36)	(36)

Total interest expense on interest-bearing liabilities	74	(1,005)	(931)

Net interest income	$701	$974	$1,675

        The Company's net interest margin, expressed as a percentage of average earning assets, remained flat at 3.95% for the second quarter of 2012, compared to the second quarter a year ago, as a decrease in average yields on loans and investment securities was mainly offset by a lower cost of deposits in the second quarter of 2012. For the first six months of 2012, the net interest margin increased to 4.01%, compared to 3.95% for the first six months of 2011, primarily as a result of a higher yield on loans, a lower level of interest-bearing deposits in other institutions, and a lower cost of deposits.

        Net interest income, before the provision for loan losses, increased 5% to $12.1 million for the second quarter of 2012, compared to $11.5 million for the second quarter a year ago, primarily due to an increase in the average balance of investment securities. Net interest income for the for the first six months of 2012 increased 7% to $24.3 million, from $22.7 million for the first six months of 2011, primarily due to a higher average balances of investment securities, and a lower cost of deposits, partially offset by a decrease in the average balance of loans.

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

        The Company had a provision for loan losses of $815,000 for the quarter ended June 30, 2012 and $915,000 for the six months ended June 30, 2012. The Company had a provision for loan losses of $955,000 for the quarter ended June 30, 2011 and $1.7 million for the six months ended June 30, 2011.

        The allowance for loan losses represented 2.51%, 2.96% and 2.71% of total loans at June 30, 2012, June 30, 2011, and December 31, 2011, respectively. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2012 versus 2011
	2012	2011	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$601	$587	$14	2%
Servicing income	447	435	12	3%
Increase in cash surrender value of life insurance	429	419	10	2%
Gain on sale of SBA loans	376	476	(100)	-21%
Gain on sale of securities	32	—	32	N/A
Other	205	253	(48)	-19%

Total noninterest income	$2,090	$2,170	$(80)	-4%

	For the Six Months Ended June 30,		Increase (decrease) 2012 versus 2011
	2012	2011	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,191	$1,154	$37	3%
Servicing income	907	846	61	7%
Increase in cash surrender value of life insurance	858	845	13	2%
Gain on sale of SBA loans	412	855	(443)	-52%
Gain on sale of securities	59	—	59	N/A
Other	386	387	(1)	0%

Total noninterest income	$3,813	$4,087	$(274)	-7%

        The decrease in noninterest income in the second quarter and first six months of 2012 compared to the same periods in 2011 was primarily attributable to lower gain on sales of SBA loans.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the six months ended June 30, 2012, SBA loan sales resulted in a $412,000 gain, compared to an $855,000 gain on sale of SBA loans for the six months ended June 30, 2011. The servicing assets that result from the sale of SBA loans with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2012 versus 2011
	2012	2011	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,377	$5,111	$266	5%
Occupancy and equipment	967	1,031	(64)	-6%
Professional fees	470	456	14	3%
Software subscriptions	313	274	39	14%
Low income housing investment losses	262	40	222	555%
Data processing	247	198	49	25%
Insurance expense	224	244	(20)	-8%
FDIC deposit insurance premiums	202	383	(181)	-47%
Other real estate owned expense	105	127	(22)	-17%
Other	1,287	1,608	(321)	-20%

Total noninterest expense	$9,454	$9,472	$(18)	0%

	For the Six Months Ended June 30,		Increase (decrease) 2012 versus 2011
	2012	2011	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$11,044	$10,504	$540	5%
Occupancy and equipment	1,963	2,069	(106)	-5%
Professional fees	1,681	1,295	386	30%
Software subscriptions	603	529	74	14%
Low income housing investment losses	531	202	329	163%
Data processing	492	419	73	17%
Insurance expense	447	486	(39)	-8%
FDIC deposit insurance premiums	427	907	(480)	-53%
Other real estate owned expense	220	147	73	50%
Other	2,902	3,345	(443)	-13%

Total noninterest expense	$20,310	$19,903	$407	2%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For The Three Months Ended June 30,
	2012	Percent of Total	2011	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,377	57%	$5,111	54%
Occupancy and equipment	967	10%	1,031	11%
Professional fees	470	5%	456	5%
Software subscriptions	313	3%	274	3%
Low income housing investment losses	262	3%	40	0%
Data processing	247	3%	198	2%
Insurance expense	224	2%	244	3%
FDIC deposit insurance premiums	202	2%	383	4%
Other real estate owned expense	105	1%	127	1%
Other	1,287	14%	1,608	17%

Total noninterest expense	$9,454	100%	$9,472	100%

	For The Six Months Ended June 30,
	2012	Percent of Total	2011	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$11,044	54%	$10,504	53%
Occupancy and equipment	1,963	10%	2,069	10%
Professional fees	1,681	8%	1,295	6%
Software subscriptions	603	3%	529	3%
Low income housing investment losses	531	3%	202	1%
Data processing	492	3%	419	2%
Insurance expense	447	2%	486	2%
FDIC deposit insurance premiums	427	2%	907	5%
Other real estate owned expense	220	1%	147	1%
Other	2,902	14%	3,345	17%

Total noninterest expense	$20,310	100%	$19,903	100%

        Noninterest expense for the second quarter of 2012 remained flat at $9.5 million, compared to the second quarter of 2011. Higher salaries and employee benefits expense, and higher low income housing investment losses in the second quarter of 2012, were partially offset by lower FDIC deposit insurance premiums and other operating expenses. Full-time equivalent employees were 187 at June 30, 2012 and June 30, 2011.

        Noninterest expense for the first six months of 2012 increased 2% to $20.3 million, compared to $19.9 million for the first six months of 2011. This increase resulted from higher salaries and employee benefits expense and additional costs related to an anticipated legal claim that has not yet been asserted, regarding an apparent transfer of funds for personal use by an authorized signatory of a customer, and higher low income housing investment losses, partially offset by lower FDIC deposit insurance premiums and other operating expenses.

Income Tax Expense

        The Company computes its provision for income taxes on a monthly basis. The effective tax rate is determined by applying the Company's statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include, but are not limited to, increases in the cash surrender value of life insurance policies, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.

        The Company's Federal and state income tax expense for the quarter and six months ended June 30, 2012 was $1.2 million and $2.2 million, respectively. The income tax expense was $1.1 million and $1.5 million for the same periods in 2011. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Effective income tax rate	31.4%	35.1%	31.4%	28.5%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes and tax credits related to investments in low income housing limited partnerships.

        The Company has net investments of $3.1 million in low-income housing limited partnerships as of June 30, 2012. These investments have generated annual tax credits of approximately $846,000 and $1.0 million in the years ended December 31, 2011 and 2010, respectively.

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

        The Company had net deferred tax assets of $19.5 million and $21.9 million at June 30, 2012, and December 31, 2011, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2012 and December 31, 2011 will be fully realized in future years.

FINANCIAL CONDITION

        As of June 30, 2012, total assets increased to $1.32 billion, compared to $1.26 billion at June 30, 2011, and increased from $1.31 billion at December 31, 2011. Total securities available-for-sale (at fair value) were $389.8 million at June 30, 2012, an increase of 29% from $303.0 million at June 30, 2011, and an increase of 2% from $380.5 million at December 31, 2011. The total loan portfolio, excluding loans held-for-sale, was $798.1 million at June 30, 2012, an increase of 2% from $782.1 million at June 30, 2011, and an increase of 4% from $764.6 million at December 31, 2011. Total deposits increased 10% to $1.1 billion at June 30, 2012, from $998.6 million at June 30, 2011 and increased 5% from $1.0 billion at December 31, 2011.

Securities Portfolio

        The following table reflects the estimated fair values for each category of securities at the dates indicated:

	June 30,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Securities available-for-sale (at fair value)
Agency mortgage-backed securities	$325,926	$302,968	$350,348
Corporate bonds	23,221	—	—
Trust preferred securities	40,673	—	30,107

Total	$389,820	$302,968	$380,455

        The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2012:

	June 30, 2012 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Mortgage-Backed Securities-Residential	$241,763	2.93%	$62,143	2.82%	$22,020	3.14%	$325,926	2.92%
Corporate bonds	921	2.67%	22,300	3.38%	—	—	23,221	3.35%
Trust preferred securities	—	—	—	—	40,673	5.85%	40,673	5.85%

	$242,684	2.93%	$84,443	2.97%	$62,693	4.90%	$389,820	3.25%

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

        Compared to June 30, 2011, the securities portfolio increased by $86.9 million, or 29%, and increased to 29% of total assets at June 30, 2012, from 24% at June 30, 2011. The Company increased its holding of mortgage-back securities by $23.0 million to $325.9 million at June 30, 2012, from $303.0 million at June 30, 2011. Mortgage-backed securities decreased $24.4 million at June 30, 2012, from $350.3 million at December 31, 2011. At June 30, 2012, the investment portfolio included $23.2 million of corporate bonds, compared to no corporate bonds in the investment portfolio at June 30, 2011 and December 31, 2011. At June 30, 2012, the Company's investment portfolio included single entity issue trust preferred securities by four issuers with an amortized cost of $40.8 million and market value of $40.7 million, compared to no trust preferred securities in the investment portfolio at June 30, 2011, and an amortized cost of $29.9 million and a market value of $30.1 million of single entity issue trust preferred securities at December 31, 2011. The Company has not used interest rate swaps or other derivative instruments to hedge fixed rate loans or securities to otherwise mitigate interest rate risk.

Loans

        The Company's loans represent the largest portion of invested assets, substantially greater than the securities portfolio or any other asset category, and the quality and diversification of the loan portfolio is an important consideration when reviewing the Company's financial condition.

        Gross loans, excluding loans held-for-sale, represented 60% of total assets at June 30, 2012, as compared to 62% of total assets at June 30, 2011, and 59% of total assets at December 31, 2011. The ratio of loans to deposits decreased to 72.37% at June 30, 2012 from 78.32% at June 30, 2011 and 72.86% at December 31, 2011.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2012		June 30, 2011		December 31, 2011
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$384,260	48%	$358,227	46%	$366,590	48%
Real estate:
Commercial and residential	333,048	42%	315,426	40%	311,479	41%
Land and construction	19,822	2%	41,987	5%	23,016	3%
Home equity	47,813	6%	52,621	7%	52,017	7%
Consumer	13,024	2%	13,040	2%	11,166	1%

Total loans	797,967	100%	781,301	100%	764,268	100%
Deferred loan costs	139	—	779	—	323	—

Loans, including deferred costs	798,106	100%	782,080	100%	764,591	100%

Allowance for loan losses	(20,023)		(23,167)		(20,700)

Loans, net	$778,083		$758,913		$743,891

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the balance in land development and construction and home equity and consumer loans. An increase in the Company's loan portfolio in the second quarter of 2012 compared to the second and fourth quarters of 2011 is due to increased loan demand. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 50% of its gross loans were secured by real property at June 30, 2012, compared to 52% at June 30, 2011, and 51% at December 31, 2011. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold, the Company retains the servicing rights for the sold portion. During the first three months and the first six months of 2012, loans were sold resulting in a gain on sale of SBA loans of $376,000 and $412,000, respectively.

        As of June 30, 2012, commercial and residential real estate mortgage loans of $333.0 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at June 30, 2012 consist of $169.0 million, or 51%, of commercial owner occupied properties, $161.2 million, or 48%, of commercial investment properties, and $2.8 million, or 1% in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans decreased $22.2 million to $19.8 million, or 2% of total loans at June 30, 2012, from $42.0 million, or 5% of total loans at June 30, 2011, and decreased $3.2 million from $23.0 million, or 3% of total loans at December 31, 2011.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $29.0 million and $48.4 million at June 30, 2012, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of June 30, 2012. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall

Street Journal. As of June 30, 2012, approximately 67% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$277,190	$35,094	$71,976	$384,260
Real estate:
Commercial and residential	112,323	160,976	59,749	333,048
Land and construction	19,322	500	—	19,822
Home equity	44,493	780	2,540	47,813
Consumer	12,745	180	99	13,024

Loans	$466,073	$197,530	$134,364	$797,967

Loans with variable interest rates	$421,112	$35,788	$74,498	$531,398
Loans with fixed interest rates	44,961	161,742	59,866	266,569

Loans	$466,073	$197,530	$134,364	$797,967

Loan Servicing

        As of June 30, 2012 and 2011, $160.6 million and $172.1 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(Dollars in thousands)
Beginning of period balance	$730	$869	$792	$915
Additions	106	71	115	156
Amortization	(56)	(104)	(127)	(235)

End of period balance	$780	$836	$780	$836

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2012 and 2011, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning of period balance	$2,113	$2,193	$2,094	$2,140
Amortization	—	(38)	—	(78)
Unrealized holding gain	27	30	46	123

End of period balance	$2,140	$2,185	$2,140	$2,185

Credit Quality

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Foreclosed assets consist of properties acquired by foreclosure or similar means that management is offering or will offer for sale. Total foreclosed assets were $3.1 million at June 30, 2012, compared to $248,000 at June 30, 2011, and $2.3 million at December 31, 2011.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	June 30,
			December 31 2011
	2012	2011
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$177	$202	$186
Nonaccrual loans—held-for-investment	12,890	21,607	14,353
Restructured and loans over 90 days past due and still accruing	1,665	1,073	2,291

Total nonperforming loans	14,732	22,882	16,830
Foreclosed assets	3,098	248	2,312

Total nonperforming assets	$17,830	$23,130	$19,142

Nonperforming assets as a percentage of loans plus foreclosed assets plus nonaccruals loans held-for-sale	2.22%	2.96%	2.50%
Nonperforming assets as a percentage of total assets	1.35%	1.83%	1.47%

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and OREO. The principal balance of classified assets, net of SBA guarantees was $54.9 million at June 30, 2012, $76.1 million at June 30, 2011, and $59.5 million at December 31, 2011. Included in the $54.9 million of classified assets at June 30, 2012, were $177,000 of loans held-for-sale. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses. Reducing classified assets will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

        It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. We have engaged an outside firm to perform independent credit reviews of our loan portfolio. The Federal Reserve Bank of San Francisco ("FRB") and the California Department of Financial Institutions ("DFI") also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to further weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended June 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,734	$6,409	$163	$20,306
Charge-offs	(1,280)	(101)	—	(1,381)
Recoveries	60	223	—	283

Net (charge-offs)/recoveries	(1,220)	122	—	(1,098)
Provision/(credit) for loan losses	864	8	(57)	815

Balance, end of period	$13,378	$6,539	$106	$20,023

RATIOS:
Net charge-offs to average loans(1)	0.62%	-0.06%	0.00%	0.56%
Allowance for loan losses to total loans(1)	1.68%	0.82%	0.01%	2.51%
Allowance for loan losses to nonperforming loans	90.81%	44.39%	0.72%	135.92%

(1)
Average loans and total loans exclude loans held-for-sale.

	Three Months Ended June 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,594	$9,539	$876	$24,009
Charge-offs	(1,681)	(601)	(8)	(2,290)
Recoveries	91	401	1	493

Net (charge-offs)/recoveries	(1,590)	(200)	(7)	(1,797)
Provision/(credit) for loan losses	1,988	(1,177)	144	955

Balance, end of period	$13,992	$8,162	$1,013	$23,167

RATIOS:
Net charge-offs to average loans(1)	0.80%	0.10%	0.00%	0.90%
Allowance for loan losses to total loans(1)	1.79%	1.04%	0.13%	2.96%
Allowance for loan losses to nonperforming loans	61.15%	35.67%	4.43%	101.25%

	Six Months Ended June 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(2,190)	(146)	—	(2,336)
Recoveries	521	223	—	744

Net (charge-offs)/recoveries	(1,669)	77	—	(1,592)
Provision/(credit) for loan losses	1,832	(876)	(41)	915

Balance, end of period	$13,378	$6,539	$106	$20,023

RATIOS:
Net charge-offs to average loans(1)	0.44%	-0.02%	0.00%	0.41%
Allowance for loan losses to total loans(1)	1.68%	0.82%	0.01%	2.51%
Allowance for loan losses to nonperforming loans	90.81%	44.39%	0.72%	135.92%

	Six Months Ended June 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204
Charge-offs	(2,800)	(1,596)	(8)	(4,404)
Recoveries	230	411	1	642

Net (charge-offs)/recoveries	(2,570)	(1,185)	(7)	(3,762)
Provision/(credit) for loan losses	2,610	(1,016)	131	1,725

Balance, end of period	$13,992	$8,162	$1,013	$23,167

RATIOS:
Net charge-offs to average loans(1)	0.64%	0.29%	0.00%	0.93%
Allowance for loan losses to total loans(1)	1.79%	1.04%	0.13%	2.96%
Allowance for loan losses to nonperforming loans	61.15%	35.67%	4.43%	101.25%

(1)
Average loans and total loans exclude loans held-for-sale.

        The Company's allowance for loan losses decreased $3.1 million at June 30, 2012 from June 30, 2011, and decreased $677,000 from December 31, 2011. The decrease in the allowance for loan losses at June 30, 2012 from June 30, 2011 and December 31, 2011, was primarily due to a lower volume of classified assets and nonperforming loans.

        Net loans charged-off reflects the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses. Net charge-offs were $1.1 million and $1.6 million for the three months and six months ended June 30, 2012, respectively, compared to net charge-offs of $1.8 million and $3.8 million for the three months and six months ended June 30, 2011. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

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

Allocation of Allowance for Loan Losses

	June 30,
	2012		2011		December 31, 2011
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$13,378	48%	$13,992	46%	$13,215	48%
Real estate	6,539	50%	8,162	52%	7,338	51%
Consumer	106	2%	1,013	2%	147	1%

Total	$20,023	100%	$23,167	100%	$20,700	100%

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2012		June 30, 2011		December 31, 2011
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand deposits, noninterest-bearing	$367,937	33%	$333,199	33%	$344,303	33%
Demand deposits, interest-bearing	148,777	13%	128,464	13%	134,119	13%
Savings and money market	290,867	26%	276,538	28%	282,478	27%
Time deposits—under $100	28,009	3%	30,676	3%	28,557	2%
Time deposits—$100 and over	164,056	15%	114,208	11%	168,874	16%
Time deposits—CDARS	5,427	1%	20,839	2%	6,371	1%
Time deposits—brokered	97,680	9%	94,631	10%	84,726	8%

Total deposits	$1,102,753	100%	$998,555	100%	$1,049,428	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. Less than 5%, 1%, and 5% of deposits were from public sources, at June 30, 2012, June 30, 2011, and December 31, 2011, respectively.

        Noninterest-bearing demand deposit accounts increased $34.7 million, or 10%, at June 30, 2012 from June 30, 2011, and increased $23.6 million, or 7%, from December 31, 2011. At June 30, 2012, the Company had $56.8 million of securities pledged for $50.0 million in certificates of deposits from the State of California. There were no certificates of deposit from the State of California at June 30, 2011. At December 31, 2011, the Company had $56.5 million of securities pledged for $50.0 million in certificates of deposits from the State of California. At June 30, 2012, brokered deposits increased $3.1 million, or 3%, to $97.7 million, compared to $94.6 million at June 30, 2011, increased $13.0 million, or 15%, from $84.7 million at December 31, 2011.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS and brokered deposits as of June 30, 2012:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$108,618	41%
Over three months through six months	28,278	11%
Over six months through twelve months	56,646	21%
Over twelve months	73,621	27%

Total	$267,163	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Annualized return on average assets	0.81%	0.66%	0.72%	0.59%
Annualized return on average tangible assets	0.81%	0.66%	0.72%	0.59%
Annualized return on average equity	6.61%	4.50%	5.44%	4.01%
Annualized return on average tangible equity	6.71%	4.57%	5.52%	4.08%
Average equity to average assets ratio	12.23%	14.68%	13.29%	14.65%

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $298.9 million at June 30, 2012, as compared to $273.2 million at June 30, 2011 and $284.8 million at December 31, 2011. Unused commitments represented 37%, 35%, and 37% of outstanding gross loans at June 30, 2012 and 2011, and December 31, 2011, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	June 30,
	2012		2011		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$15,375	$272,191	$8,369	$247,040	$15,723	$257,342
Standby letters of credit	2,200	9,103	2,291	15,514	2,291	9,482

	$17,575	$281,294	$10,660	$262,554	$18,014	$266,824

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 72.37% at June 30, 2012 compared to 78.32% at June 30, 2011, and 72.86% at December 31, 2011.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at June 30, 2012, June 30, 2011 and December 31, 2011. The Company had $197.4 million of loans pledged to the FHLB as collateral on an available line of credit of $114.3 million at June 30, 2012.

        The Company can also borrow from FRB's discount window. The Company had $275.3 million of loans pledged to the FRB as collateral on an available line of credit of $199.0 million at June 30, 2012, none of which was outstanding.

        At June 30, 2012, the Company had Federal funds purchase arrangements available of $55 million. There were no Federal funds purchased outstanding at June 30, 2012, June 30, 2011, and December 31, 2011.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at June 30, 2012, June 30, 2011 and December 31, 2011.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Average balance year-to-date	$1,582	$1,436	$712
Average interest rate year-to-date	0.22%	3.37%	3.37%
Maximum month-end balance during the quarter	$27,000	$—	$5,000
Average rate at period-end	N/A	N/A	N/A

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	June 30,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$165,974	$194,001	$199,423
Tier 2 Capital	13,033	11,825	12,181

Total risk-based capital	$179,007	$205,826	$211,604

Risk-weighted assets	$1,035,545	$934,361	$965,756
Average assets for capital purposes	$1,302,189	$1,248,090	$1,300,002

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	17.3%	22.0%	21.9%	10.00%	8.00%
Tier 1 risk-based capital	16.0%	20.8%	20.6%	6.00%	4.00%
Leverage(1)	12.7%	15.5%	15.3%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	June 30,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$154,480	$170,524	$178,697
Tier 2 Capital	13,024	11,843	12,207

Total risk-based capital	$167,504	$182,367	$190,904

Risk-weighted assets	$1,034,804	$935,830	$967,898
Average assets for capital purposes	$1,301,471	$1,249,964	$1,301,859

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	16.2%	19.5%	19.7%	10.00%	8.00%
Tier 1 risk-based capital	14.9%	18.2%	18.5%	6.00%	4.00%
Leverage(1)	11.9%	13.6%	13.7%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        Due primarily to the $40 million repurchase of the Series A Preferred Stock during the first quarter of 2012, the Company's total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage ratio at June 30, 2012 decreased to 17.3%, 16.0%, and 12.7%, compared to 22.0%, 20.8%, and 15.5% at June 30, 2011, and 21.9%, 20.6%, and 15.3% at December 31, 2011, respectively. HBC's total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage ratio at June 30, 2012 decreased to 16.2%, 14.9%, and 11.9%, compared to 19.5%, 18.2%, and 13.6% at June 30, 2011, and 19.7%, 18.5%, and 13.7% at December 31, 2011, respectively. However, at June 30, 2012, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        At June 30, 2012, the Company had total shareholders' equity of $164.7 million, including $19.5 million in preferred stock, $131.4 million in common stock, $10.6 million in retained earnings, and $3.2 million of accumulated other comprehensive income. The components of other comprehensive income, net of taxes, at June 30, 2012 include the following: an unrealized gain on available-for-sale securities of $7.1 million, an unrealized loss on the supplemental executive retirement plan of ($2.9) million, an unrealized loss on the split dollar insurance contracts of ($2.2) million and an unrealized gain on interest-only strip from SBA loans of $1.2 million.

Mandatory Redeemable Cumulative Trust Preferred Securities

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7.0 million principal amount of 10.875% fixed-rate subordinated debt due on March 8, 2030, and common securities of $217,000 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7.0 million principal amount of 10.60% fixed-rate subordinated debt due on September 7, 2030, and common securities of $206,000 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5.2 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4.1 million of aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. The subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the trusts to the Company. The common stock is recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier I capital. The subsidiary trusts are not consolidated in the Company's consolidated financial statements. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. However, an exception to this statutory prohibition applies to securities issued prior to May 19, 2010 by bank holding companies with less than $15 billion of total assets; therefore, our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

        In July 2012, the Company provided notice to the holders that it intends to redeem the Company's $14 million Fixed-Rate Sub Debt. The redemption of the 10.60% fixed-rate subordinated debentures is expected to be completed on September 7, 2012, and the 10.875% fixed-rate subordinated debentures on September 8, 2012. The Company's and HBC's June 30, 2012 regulatory capital ratios and pro forma capital ratios including the redemption of the $14 million Fixed-Rate Sub Debt plus the related redemption premium, and the $15 million cash contribution from HBC are detailed in the tables below. The Company's and HBC's pro forma June 30, 2012 regulatory capital ratios all significantly exceed the well-capitalized requirements.

	Actual June 30, 2012	Pro Forma(1) June 30, 2012	Well-Capitalized Regulatory Requirements
Heritage Commerce Corp:
Total risk-based capital ratio	17.3%	15.9%	10.0%
Tier 1 risk-based capital ratio	16.0%	14.6%	6.0%
Leverage ratio	12.7%	11.6%	N/A

(1)
Assumes redemption of $14 million Fixed-Rate Sub Debt and related redemption premiums at June 30, 2012.

	Actual June 30, 2012	Pro Forma(2) June 30, 2012	Well-Capitalized Regulatory Requirements
Heritage Bank of Commerce:
Total risk-based capital ratio	16.2%	14.7%	10.0%
Tier 1 risk-based capital ratio	14.9%	13.5%	6.0%
Leverage ratio	11.9%	10.7%	5.0%

(2)
Assumes HBC $15 million cash distribution at June 30, 2012.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2012. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$14,842	30.4%
+300	$11,587	23.7%
+200	$7,804	16.0%
+100	$3,758	7.7%
0	$—	0.0%
-100	$(5,356)	-11.0%
-200	$(9,085)	-18.6%

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2011. There are no changes to these policies as of June 30, 2012.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2012. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of June 30, 2012, the period covered by this report on Form 10-Q.

        During the six months ended June 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)
Date: August 8, 2012	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: August 8, 2012	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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