Form 10-Q
period 2012-09-30
HERITAGE COMMERCE CORP
filed 2012-11-07
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

        The Registrant had 26,320,184 shares of Common Stock outstanding on October 31, 2012.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets
Cash and due from banks	$23,345	$20,861
Interest-bearing deposits in other financial institutions	8,165	52,011

Total cash and cash equivalents	31,510	72,872
Securities available-for-sale, at fair value	410,756	380,455
Securities held-to-maturity, at amoritized cost (fair value of $25,655 at September 30, 2012)	25,592	—
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	1,476	753
Loans held-for-sale—other, at lower of cost or fair value, including deferred costs	—	413
Loans, including deferred costs	799,393	764,591
Allowance for loan losses	(19,124)	(20,700)

Loans, net	780,269	743,891
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,901	9,925
Company owned life insurance	47,929	46,388
Premises and equipment, net	7,627	7,980
Intangible assets	2,123	2,491
Accrued interest receivable and other assets	37,857	41,026

Total assets	$1,356,040	$1,306,194

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$405,880	$344,303
Demand, interest-bearing	159,361	134,119
Savings and money market	281,579	282,478
Time deposits—under $100	26,513	28,557
Time deposits—$100 and over	170,430	168,874
Time deposits—CDARS	5,098	6,371
Time deposits—brokered	89,172	84,726

Total deposits	1,138,033	1,049,428
Subordinated debt	9,279	23,702
Accrued interest payable and other liabilities	39,727	35,233

Total liabilities	1,187,039	1,108,363
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series A fixed rate cumulative preferred stock, 40,000 shares issued and outstanding (liquidation preference of $40,250) at December 31, 2011	—	39,846
Discount on Series A preferred stock	—	(833)
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at September 30, 2012 and December 31, 2011 (liquidation preference of $21,004 at September 30, 2012 and December 31, 2011)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,320,184 shares issued and outstanding at September 30, 2012 and 26,295,001 shares issued and outstanding at December 31, 2011	131,615	131,172
Retained earnings	13,052	7,172
Accumulated other comprehensive income	4,815	955

Total shareholders' equity	169,001	197,831

Total liabilities and shareholders' equity	$1,356,040	$1,306,194

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$10,146	$10,530	$30,754	$32,205
Securities	2,686	2,457	8,758	6,697
Interest-bearing deposits in other financial institutions	30	33	95	119

Total interest income	12,862	13,020	39,607	39,021

Interest expense:
Deposits	690	852	2,144	3,191
Subordinated debt	346	468	1,293	1,400
Other	2	—	3	62

Total interest expense	1,038	1,320	3,440	4,653

Net interest income before provision for loan losses	11,824	11,700	36,167	34,368
Provision for loan losses	1,200	1,515	2,115	3,239

Net interest income after provision for loan losses	10,624	10,185	34,052	31,129

Noninterest income:
Gain on sales of securities	1,105	—	1,164	—
Service charges and fees on deposit accounts	575	605	1,766	1,759
Increase in cash surrender value of life insurance	434	426	1,292	1,270
Servicing income	429	434	1,336	1,280
Gain on sales of SBA loans	221	268	633	1,124
Other	184	179	570	566

Total noninterest income	2,948	1,912	6,761	5,999

Noninterest expense:
Salaries and employee benefits	5,336	5,000	16,380	15,504
Occupancy and equipment	1,041	1,012	3,004	3,082
Premium on redemption of subordinated debt	601	—	601	—
Professional fees	587	707	2,268	2,002
Software subscriptions	275	256	878	785
Low income housing investment losses	264	617	795	820
Data processing	252	234	744	653
FDIC deposit insurance premiums	248	167	675	1,074
Insurance expense	198	232	645	718
Other real estate owned expense	9	84	229	231
Other	1,336	1,500	4,238	4,843

Total noninterest expense	10,147	9,809	30,457	29,712

Income before income taxes	3,425	2,288	10,356	7,416
Income tax expense (benefit)	939	(2,529)	3,116	(1,068)

Net income	2,486	4,817	7,240	8,484
Dividends and discount accretion on preferred stock	—	(532)	(1,206)	(1,732)

Net income available to common shareholders	$2,486	$4,285	$6,034	$6,752

Earnings per common share:
Basic	$0.08	$0.13	$0.19	$0.21
Diluted	$0.08	$0.13	$0.19	$0.21

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Net income	$2,486	$4,817	$7,240	$8,484
Net unrealized holding gains on available-for-sale securities and I/O strips	3,915	7,733	7,685	11,607
Reclassification adjustment for (gains) realized in income	(1,105)	—	(1,164)	—
Deferred income taxes	(1,180)	(3,248)	(2,739)	(4,875)

Change in unrealized gains on available-for-sale securities and I/O strips, net of deferred income taxes	1,630	4,485	3,782	6,732

Net pension and other benefit plan liability adjustment	38	2,034	134	2,229
Deferred income taxes	(16)	(1,498)	(56)	(1,579)

Change in pension and other benefit plan liability, net of deferred income taxes	22	536	78	650

Other comprehensive income	1,652	5,021	3,860	7,382

Total comprehensive income	$4,138	$9,838	$11,100	$15,866

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Nine Months Ended September 30, 2012 and 2011
	Preferred Stock			Common Stock		Retained Earnings/ (Accumulated Defecit)	Accumulated Other Comprehensive Income / (Loss)
								Total Shareholders' Equity
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands)
Balance, January 1, 2011	61,004	$59,365	$(1,227)	26,233,001	$130,531	$(1,866)	$(4,651)	$182,152
Net income	—	—	—	—	—	8,484	—	8,484
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	6,732	6,732
Net change in pension and other benefit plan liability, net of deferred income taxes	—	—	—	—	—	—	650	650
Issuance of restricted stock awards	—	—	—	62,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	27	—	—	27
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,439)	—	(1,439)
Accretion of discount on Series A preferred stock	—	—	293	—	—	(293)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	457	—	—	457

Balance, September 30, 2011	61,004	$59,365	$(934)	26,295,001	$131,015	$4,886	$2,731	$197,063

Balance, January 1, 2012	61,004	$59,365	$(833)	26,295,001	$131,172	$7,172	$955	$197,831
Net income	—	—	—	—	—	7,240	—	7,240
Net change in unrealized gain/(loss) on securities available-for-sale and interest-only strips, net of reclassification adjustment and deferred income taxes	—	—	—	—	—	—	3,782	3,782
Net change in pension and other benefit plan liability, net of deferred income taxes	—	—	—	—	—	—	78	78
Repurchase of Series A preferred stock	(40,000)	(40,000)	—	—	—	—	—	(40,000)
Series A preferred stock capitalized offering costs	—	154		—	—	(154)	—	—
Issuance (forfeitures) of restricted stock awards, net	—	—	—	21,500	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	86	—	—	86
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(373)	—	(373)
Accretion of discount on Series A preferred stock	—	—	833	—	—	(833)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	340	—	—	340
Stock options exercised	—	—	—	3,683	17	—	—	17

Balance, September 30, 2012	21,004	$19,519	$—	26,320,184	$131,615	$13,052	$4,815	$169,001

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,240	$8,484
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,781	920
Gain on sales of securities available-for-sale	(1,164)	—
Gain on sales of SBA loans	(633)	(1,124)
Proceeds from sale of SBA loans originated for sale	8,792	12,347
Net change in SBA loans originated for sale	(8,882)	(5,864)
Write-downs on other loans held-for-sale	87	29
Provision for loan losses	2,115	3,239
Increase in cash surrender value of life insurance	(1,292)	(1,270)
Depreciation and amortization	569	579
Amortization of intangible assets	368	392
Gains on sale of foreclosed assets, net	(135)	(67)
Stock option expense, net	340	457
Amortization of restricted stock awards, net	86	27
Effect of changes in:
Accrued interest receivable and other assets	1,871	(173)
Accrued interest payable and other liabilities	481	(8,390)

Net cash provided by operating activities	11,624	9,586

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(148,107)	(95,841)
Purchase of securities held-to-maturity	(6,821)	—
Maturities/paydowns/calls of securities available-for-sale	82,766	26,432
Proceeds from sale of securities available-for-sale	26,357	—
Net change in other loans transferred to held-for-sale	—	70
Net change in loans	(40,360)	59,719
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(976)	(747)
Purchase of premises and equipment	(216)	(201)
Proceeds from sale of foreclosed assets	574	2,465
Proceeds from sale of other loans transferred to held-for-sale	220	1,769
(Purchases) redemption of company owned life insurance	(249)	(250)

Net cash (used in) investing activities	(86,812)	(6,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	88,605	12,216
Repayment of preferred stock	(40,000)	—
Redemption of subordinated debt	(14,423)
Payment of cash dividends—preferred stock	(373)	(4,172)
Exercise of stock options	17	—
Net change in securities sold under agreement to repurchase	—	(5,000)
Net change in short-term borrowings	—	(2,445)

Net cash provided by financing activities	33,826	599

Net increase (decrease) in cash and cash equivalents	(41,362)	3,601
Cash and cash equivalents, beginning of period	72,872	72,177

Cash and cash equivalents, end of period	$31,510	$75,778

Supplemental disclosures of cash flow information:
Interest paid	$3,927	$7,054
Income taxes paid	2,230	490
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$9,353	$—
Loans transferred to foreclosed assets	1,973	2,252
Transfer securities from available-for-sale to held-to-maturity	15,498	—
Transfer of loans held-for-sale to loan portfolio	87	—

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce (sometimes referred to as the "Bank" or "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2011. The Company has also established following the unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III, which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. During the third quarter of 2012 the Company dissolved the Heritage Statutory Trust I and the Heritage Capital Trust I.

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

        The results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2012.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards ("IFRS") fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

1) Basis of Presentation (Continued)

inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for interim and annual periods beginning on or after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition, but the additional disclosures are included in Note 8.

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

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is convertible into 5,601,000 shares of common stock when transferred in accordance with its terms. The Series C Preferred Stock participate in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. The common stock warrant was antidilutive at September 30, 2012 and 2011. A

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

2) Earnings Per Share (Continued)

reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Net income available to common shareholders	$2,486	$4,285	$6,034	$6,752
Less: net income allocated to Series C Preferred Stock	436	752	1,059	1,187

Net income allocated to common shareholders	$2,050	$3,533	$4,975	$5,565

Weighted average common shares outstanding for basic earnings per common share	26,312,263	26,295,001	26,297,359	26,257,112
Dilutive effect of stock options oustanding, using the the treasury stock method	30,776	2,274	27,096	4,443

Shares used in computing diluted earnings per common share	26,343,039	26,297,275	26,324,455	26,261,555

Basic earnings per share	$0.08	$0.13	$0.19	$0.21
Diluted earnings per share	$0.08	$0.13	$0.19	$0.21

3) Securities

        The amortized cost and estimated fair value of securities at September 30, 2012 and December 31, 2011 were as follows:

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$321,977	$12,934	$—	$334,911
Corporate bonds	53,795	1,265	(24)	55,036
Trust preferred securities	20,723	101	(15)	20,809

Total	$396,495	$14,300	$(39)	$410,756

Securities held-to-maturity:
Agency mortgage-backed securities	$15,756	$36	$—	$15,792
Municipals—tax exempt	9,836	46	(19)	9,863

Total	$25,592	$82	$(19)	$25,655

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

3) Securities (Continued)

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$341,901	$8,484	$(37)	$350,348
Trust preferred securities	29,947	194	(34)	30,107

Total	$371,848	$8,678	$(71)	$380,455

        The investment securities available-for-sale portfolio totaled $410,756,000 at September 30, 2012, an increase of $30,301,000 from $380,455,000 at December 31, 2011. Mortgage-backed securities decreased $15,437,000 to $334,911,000 at September 30, 2012, from $350,348,000 at December 31, 2011. At September 30, 2012 and December 31, 2011, all agency mortgage-backed securities were issued by the Federal National Mortgage Association ("Fannie Mae") the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or the Government National Mortgage Association ("Ginnie Mae"). The Company sold $22,596,000 of agency mortgage-backed securities for a gain on the sale of securities of $1,105,000 during the third quarter of 2012, compared to no gain on the sale of securities during the third quarter of 2011.

        At September 30, 2012, the investment securities available-for-sale portfolio included $55,036,000 of corporate bonds, compared to no corporate bonds in the investment portfolio at December 31, 2011. At September 30, 2012, the Company's available-for-sale portfolio included two issues of single entity issue trust preferred securities with a carrying value of $20,723,000 and market value of $20,809,000 compared to a carrying value of $29,947,000 and a market value of $30,107,000 of single entity issue trust preferred securities at December 31, 2011.

        During the third quarter of 2012, the Company reclassified, at fair value, approximately $16,373,000 in available-for-sale mortgage-backed securities to the held-to-maturity category. The related unrealized after-tax gains of approximately $505,000 remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. At September 30, 2012, mortgage-backed securities held-to-maturity, at amortized cost, were $15,756,000. During the third quarter of 2012, the Company purchased $9,836,000 of tax-exempt municipal bonds, which are also classified as held-to-maturity. At September 30, 2012, total investment securities held-to-maturity at amortized cost were $25,592,000, compared to no investment securities held-to-maturity at December 31, 2011. Management considers the held-to-maturity classification of these investment securities to be appropriate based on the Company's intent and ability to hold these securities to maturity.

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At September 30, 2012, the Company held 213 securities (176 available-for-sale and 37 held-to-maturity), of which 11 had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

3) Securities (Continued)

Unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not intend to sell any securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

        At December 31, 2011, the Company held 165 securities, of which five had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2011.

        The amortized cost and estimated fair values of securities as September 30, 2012, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$914	$934
Due after five through ten years	52,881	54,102
Due after ten years	20,723	20,809
Agency mortgage-backed securities	321,977	334,911

Total	$396,495	$410,756

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after five through ten years	$4,687	$4,725
Due after ten years	5,149	5,138
Agency mortgage-backed securities	15,756	15,792

Total	$25,592	$25,655

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans

        Loans were as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$377,520	$366,590
Real estate:
Commercial and residential	336,573	311,479
Land and construction	24,068	23,016
Home equity	45,565	52,017
Consumer	15,649	11,166

Loans	799,375	764,268
Deferred loan origination costs and fees, net	18	323

Loans, including deferred costs	799,393	764,591
Allowance for loan losses	(19,124)	(20,700)

Loans, net	$780,269	$743,891

        Changes in the allowance for loan losses were as follows:

	Three Months Ended September 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,378	$6,539	$106	$20,023
Charge-offs	(916)	(1,334)	—	(2,250)
Recoveries	149	2	—	151

Net charge-offs	(767)	(1,332)	—	(2,099)
Provision for loan losses	661	525	14	1,200

Balance, end of period	$13,272	$5,732	$120	$19,124

	Three Months Ended September 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,992	$8,162	$1,013	$23,167
Charge-offs	(3,042)	(901)	—	(3,943)
Recoveries	283	25	2	310

Net (charge-offs)/recoveries	(2,759)	(876)	2	(3,633)
Provision/(credit) for loan losses	1,809	554	(848)	1,515

Balance, end of period	$13,042	$7,840	$167	$21,049

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans (Continued)

	Nine Months Ended September 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(3,106)	(1,480)	—	(4,586)
Recoveries	670	225	—	895

Net charge-offs	(2,436)	(1,255)	—	(3,691)
Provision/(credit) for loan losses	2,493	(351)	(27)	2,115

Balance, end of period	$13,272	$5,732	$120	$19,124

	Nine Months Ended September 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204
Charge-offs	(5,841)	(2,497)	(8)	(8,346)
Recoveries	513	436	3	952

Net charge-offs	(5,328)	(2,061)	(5)	(7,394)
Provision/(credit) for loan losses	4,418	(462)	(717)	3,239

Balance, end of period	$13,042	$7,840	$167	$21,049

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as of September 30, 2012 and December 31, 2011:

	September 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,469	$803	$24	$3,296
Collectively evaluated for impairment	10,803	4,929	96	15,828

Total ending allowance balance	$13,272	$5,732	$120	$19,124

Loans:
Individually evaluated for impairment	$11,153	$8,517	$152	$19,822
Collectively evaluated for impairment	366,367	397,689	15,497	779,553

Total ending loan balance	$377,520	$406,206	$15,649	$799,375

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans (Continued)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans (Continued)

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	September 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$6,222	$5,511	$—	$7,644	$5,972	$—
Real estate:
Commercial and residential	1,059	1,059	—	2,916	2,057	—
Land and construction	2,346	2,259	—	3,491	3,039	—
Home Equity	299	299
Consumer	—	—	—	—	—	—

Total with no related allowance recorded	9,926	9,128	—	14,051	11,068	—
With an allowance recorded:
Commercial	6,042	5,642	2,469	6,526	5,982	2,249
Real estate:
Commercial and residential	5,752	4,504	803	80	80	44
Land and construction	—	—	—	817	740	32
Home Equity	396	396	—	32	32	—
Consumer	152	152	24	12	12	2

Total with an allowance recorded	12,342	10,694	3,296	7,467	6,846	2,327

Total	$22,268	$19,822	$3,296	$21,518	$17,914	$2,327

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended September 30, 2012
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$11,138	$3,329	$2,228	$546	$156	$17,397
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans (Continued)

	Three Months Ended September 30, 2011
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$11,740	$1,297	$4,411	$3,317	$800	$21,565
Interest income during impairment	$—	$—	$—	$—	$2	$2
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2012
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$11,294	$3,051	$2,615	$281	$83	$17,324
Interest income during impairment	$—	$1	$14	$—	$—	$15
Cash-basis interest earned	$—	$1	$14	$—	$—	$15

	Nine Months Ended September 30, 2011
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$12,777	$3,186	$6,213	$1,729	$848	$24,753
Interest income during impairment	$2	$—	$—	$1	$2	$5
Cash-basis interest earned	$—	$—	$—	$1	$—	$1

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans (Continued)

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	September 30,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$—	$191	$186
Nonaccrual loans—held-for-investment	17,396	16,419	14,353
Restructured and loans over 90 days past due and still accruing	1,722	1,343	2,291

Total nonperforming loans	$19,118	$17,953	$16,830

Other restructured loans	$704	$1,313	$1,270
Impaired loans, excluding loans held-for-sale	$19,822	$19,075	$17,914

        Nonperforming loans were $19.1 million at September 30, 2012, compared to $18.0 million at September 30, 2011, and $16.8 million at December 30, 2011. The increase in nonperforming loans at September 30, 2012 from comparable prior periods was primarily due to a commercial loan and two real estate loans advanced to one customer which were previously included in classified assets but have been moved to nonperforming assets. The current recorded investment of the loans is approximately $5.5 million.

        The following table presents the nonperforming loans by class as of September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$8,727	$1,722	$10,449	$8,876	$1,803	$10,679
Real estate:
Commercial and residential	5,564	—	5,564	2,137	—	2,137
Land and construction	2,259	—	2,259	3,514	456	3,970
Home equity	694	—	694	—	32	32
Consumer	152	—	152	12	—	12

Total	$17,396	$1,722	$19,118	$14,539	$2,291	$16,830

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans (Continued)

        The following table presents the aging of past due loans as of September 30, 2012 by class of loans:

	September 30, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,414	$535	$3,656	$5,605	$371,915	$377,520
Real estate:
Commercial and residential	—	—	1,369	1,369	335,204	336,573
Land and construction	—	—	87	87	23,981	24,068
Home equity	892	—	—	892	44,673	45,565
Consumer	—	30	—	30	15,619	15,649

Total	$2,306	$565	$5,112	$7,983	$791,392	$799,375

        The following table presents the aging of past due loans as of December 31, 2011 by class of loans:

	December 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,999	$508	$3,394	$5,901	$360,689	$366,590
Real estate:
Commercial and residential	2,293	—	—	2,293	309,186	311,479
Land and construction	—	—	1,532	1,532	21,484	23,016
Home equity	753	—	32	785	51,232	52,017
Consumer	—	—	—	—	11,166	11,166

Total	$5,045	$508	$4,958	$10,511	$753,757	$764,268

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans (Continued)

        Past due loans 30 days or greater totaled $7,983,000 and $10,511,000 at September 30, 2012 and December 31, 2011, respectively, of which $6,217,000 and $6,312,000 were on nonaccrual. At September 30, 2012, there were also $11,179,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2011, there were also $8,041,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans (Continued)

        Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at September 30, 2012 and December 31, 2011:

	September 30, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$353,187	$24,333	$377,520	$333,506	$33,084	$366,590
Real estate:
Commercial and residential	323,924	12,649	336,573	294,653	16,826	311,479
Land and construction	18,055	6,013	24,068	15,343	7,673	23,016
Home equity	44,626	939	45,565	51,368	649	52,017
Consumer	15,244	405	15,649	10,853	313	11,166

Total	$755,036	$44,339	$799,375	$705,723	$58,545	$764,268

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        During the three months and nine months ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included either one or both of the following: a reduction of the stated interest rate of the loan; or an extension of maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

        The recorded investment of troubled debt restructurings at September 30, 2012 was $4,247,000, which included $1,821,000 of nonaccrual loans and $2,426,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2011 was $7,396,000, which included $4,323,000 of nonaccrual loans and $3,073,000 of accruing loans. Approximately $959,000 and $574,000 in specific reserves were established with respect to these loans as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012 and December 31, 2011, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans (Continued)

        The following table presents loans by class modified as troubled debt restructurings during the three month period ended September 30, 2012 and 2011:

	During the Three Months Ended September 30, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	2	$91	$91

Total	2	$91	$91

	During the Three Months Ended September 30, 2011
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	6	$1,557	$1,370

Total	6	$1,557	$1,370

        The troubled debt restructurings described above increased the allowance for loan losses by $21,000 through the allocation of specific reserves, and resulted in no net charge-offs during the three months period ended September 30, 2012.

        The troubled debt restructurings described above increased the allowance for loan losses by $144,000 through the allocation of specific reserves, and resulted in net charge-offs of $174,000 during the three month period ended September 30, 2011.

        The following table presents loans by class modified as troubled debt restructurings during the nine month period ended September 30, 2012 and 2011:

	During the Nine Months Ended September 30, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	3	$163	$163
Consumer	1	111	111

Total	4	$274	$274

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

4) Loans (Continued)

	During the Nine Months Ended September 30, 2011
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	7	$2,249	$2,057

Total	7	$2,249	$2,057

        The troubled debt restructurings described above increased the allowance for loan losses by $59,000 through the allocation of specific reserves, and resulted in no net charge-offs during the nine month period ended September 30, 2012.

        The troubled debt restructurings described above increased the allowance for loan losses by $158,000 through the allocation of specific reserves, and resulted in net charge-offs of $174,000 during the nine months period ended September 30, 2011.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three month and nine month periods ended September 30, 2012.

        A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

5) Income Taxes (Continued)

        The Company had net deferred tax assets of $17,958,000, and $21,870,000, at September 30, 2012, and December 31, 2011, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2012 and December 31, 2011 will be fully realized in future years.

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

6) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$294	$236	$882	$708
Interest cost	193	206	579	618
Amortization of prior service cost	7	9	21	27
Amortization of net actuarial loss	63	31	189	93

Net periodic benefit cost	$557	$482	$1,671	$1,446

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,525	$6,361
Interest cost	139	306
Actuarial gain (loss)	(11)	831
Amendments to split dollar agreements	—	(2,973)

Projected benefit obligation at end of period	$4,653	$4,525

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

6) Benefit Plans (Continued)

        Amounts recognized in accumulated other comprehensive income at September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Net actuarial gain	$565	$454
Prior transition obligation	1,709	1,776

Accumulated other comprehensive loss	$2,274	$2,230

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

September 30, 2012

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2012:
Available-for-sale securities:
Agency mortgage-backed securities	$334,911	—	$334,911	—
Corporate bonds	55,036	—	55,036	—
Trust preferred securities	20,809	—	20,809	—
Held-to-maturity securities:
Agency mortgage-backed securities	15,756	—	15,792
Municipals—Tax Exempt	9,836	—	9,863
I/O strip receivables	2,090	—	2,090	—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

8) Fair Value (Continued)

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2011:
Available-for-sale securities:
Agency mortgage-backed securities	$350,348	—	$350,348	—
Trust preferred securities	30,107	—	30,107	—
I/O strip receivables	2,094	—	2,094	—

        There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012, or the twelve months ended December 31, 2011 for assets measured at fair value on a recurring basis.

Assets and Liabilities Measured on a Non-Recurring Basis

        Loans held-for-sale are carried at the lower of cost or fair value. The fair value of loans held-for-sale is generally based on obtaining bids and broker indications on the estimated value of these loans held-for-sale, resulting in a Level 2 classification.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

8) Fair Value (Continued)

sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2012:
Impaired loans—held-for-investment:
Commercial	$4,578	—	—	$4,578
Real estate:
Commercial and residential	4,574	—	—	4,574
Land and construction	1,759	—	—	1,759
Home equity	396			396
Consumer	128	—	—	128

	$11,435	—	—	$11,435

Foreclosed assets:
Land and construction	$2,889	—	—	$2,889

	$2,889			$2,889

Assets at December 31, 2011:
Impaired loans held-for-sale—other:
Real estate:
Land and construction	$186	—	$186	—

Impaired loans—held-for-investment:
Commercial	$6,526	—	—	$6,526
Real estate:
Commercial and residential	1,794	—	—	1,794
Land and construction	1,590	—	—	1,590
Home equity	32			32
Consumer	10	—	—	10

	$9,952	—	—	$9,952

Foreclosed assets:
Commercial and residential	$156	—	—	$156
Land and construction	2,156	—	—	2,156

	$2,312			$2,312

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

8) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$14,731	$12,279
Book value of impaired loans held-for-investment carried at cost	5,091	5,635

Total impaired loans held-for-investment	$19,822	$17,914

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$14,731	$12,279
Specific valuation allowance	(3,296)	(2,327)

Impaired loans held-for-investment carried at fair value, net	$11,435	$9,952

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $19,822,000 at September 30, 2012, after partial charge-offs of $2,446,000 in the first nine months of 2012. In addition, these loans had a specific valuation allowance of $3,296,000 at September 30, 2012. Impaired loans held-for-investment totaling $14,731,000 at September 30, 2012 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $5,091,000 of impaired loans were carried at cost at September 30, 2012, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first nine months of 2012 on impaired loans held-for-investment carried at fair value at September 30, 2012 resulted in an additional provision for loan losses of $3,607,000.

        Foreclosed assets measured at fair value less costs to sell, had a carrying amount of $2,889,000, with no valuation allowance at September 30, 2012.

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

September 30, 2012

(Unaudited)

8) Fair Value (Continued)

        At December 31, 2011, foreclosed assets had a carrying amount of $2,312,000, with no valuation allowance at December 31, 2011.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$4,578	Market Approach	Discount adjustment for differences between comparable sales	0% to 4% (2%)
Real estate:
Commercial and residential	4,574	Market Approach	Discount adjustment for differences between comparable sales	0% to 13% (1%)
Land and construction	1,759	Market Approach	Discount adjustment for differences between comparable sales	1% to 4% (2%)
Foreclosed assets:
Land and construction	2,889	Market Approach	Discount adjustment for differences between comparable sales	0% to 23% (6%)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

8) Fair Value (Continued)

        The carrying amounts and estimated fair values of financial instruments at September 30, 2012 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$31,510	$31,510	$—	$—	$31,510
Securities available-for-sale	410,756	—	410,756	—	410,756
Securities held-to-maturity	25,592	—	25,655	—	25,655
Loans (including loans held-for-sale), net	781,745	—	1,476	779,336	780,812
FHLB and FRB stock	10,901	—	—	—	N/A
Accrued interest receivable	4,246	—	1,814	2,432	4,246
Loan servicing rights and I/O strips receivables	2,846	—	5,146	—	5,146
Liabilities:
Time deposits	$291,213	$—	$292,141	$—	$292,141
Other deposits	846,820	—	846,820	—	846,820
Subordinated debt	9,279	—	—	5,795	5,795
Accrued interest payable	296	—	296	—	296

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2011:

	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$72,872	$72,872
Securities available-for-sale	380,455	380,455
Loans (including loans held-for-sale), net	745,057	745,421
FHLB and FRB stock	9,925	N/A
Accrued interest receivable	3,719	3,719
Loan servicing rights and I/O strips receivables	2,886	5,261
Liabilities:
Time deposits	$288,528	$289,512
Other deposits	760,900	760,900
Subordinated debt	23,702	15,950
Accrued interest payable	784	784

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

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

Accrued Interest Receivable/Payable

        The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

8) Fair Value (Continued)

Off-balance Sheet Instruments

        Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. The fair value of commitments is not material.

9) Equity Plan

        The Company issued 18,000 shares of restricted common stock at a grant price of $6.39 to three officers pursuant to the terms of restricted stock agreements, dated May 1, 2012. The Company issued 30,000 shares of restricted common stock at a grant price of $6.13 to an officer pursuant to the terms of a restricted stock agreement, dated July 31, 2012. The restricted common stock is authorized under the Company's Amended and Restated 2004 Equity Plan. Under the terms of the restricted stock agreements, the common stock is subject to risk of forfeiture until vested. The common stock vests upon the second anniversary of the grant date. However, upon the occurrence of a change in control, or the death or disability of the holder, the common stock will vest immediately. The fair value of stock awards at the grant date was $115,020 for the May 1, 2012 grant and $183,900 for the July 31, 2012 grant, which are being amortized over a two year period on the straight-line method. Amortization expense related to these two grants was $30,000 for the third quarter of 2012 and $40,000 for the nine months ended 2012. None of the shares were vested at September 30, 2012. There were 26,500 shares of restricted stock forfeited and the related amortized expense of $62,000 was reversed during the first nine months of 2012.

        The Company also granted 201,500 unqualified stock options to directors and employees during the first nine months of 2012. The exercise price was $6.39 per share, and the options vest over four years. Stock option expense related to the 201,500 options was $80,000 for the nine months ended September 30, 2012. As of September 30, 2012, there was $656,000 of unrecognized compensation expense related to the 201,500 stock options granted during the first nine months of 2012.

10) Loss Contingencies

        Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. The Company's accounting policy for legal costs related to loss contingencies is to accrue for the probable fees that can be reasonably estimated. The Company's accounting policy for uncertain recoveries is to recognize the anticipated recovery when realization is deemed probable. During the first quarter of 2012, the Company accrued $500,000 for probable costs related to an anticipated legal claim that has not yet been asserted, regarding an apparent transfer of funds for personal use by an authorized signatory of a customer. As of the date of this report, this anticipated legal claim has not yet been asserted, and no additional accruals related to this matter were recorded during the third quarter of 2012. This accrual was reduced by payments of $194,000 during the second and third quarters of 2012, resulting in a balance of $306,000 at September 30, 2012. It is reasonably possible that the outcome may result in a liability exceeding the amount accrued in the financial statements; however, based on the status of the unasserted claim, a range of the reasonably possible gross loss or gross anticipated recoveries cannot be estimated.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2012

(Unaudited)

11) Subordinated Debt

        The table below summarizes the Company's subordinated debt as of the periods indicated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Subordinated debentures due to Heritage Capital Trust I with interest payable semi-annually at 10.875%, redeemable with a premium beginning March 8, 2010 and with no premium beginning March 8, 2020, due March 8, 2030	$—	$7,217
Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-annually at 10.60%, redeemable with a premium beginning September 7, 2010 and with no premium beginning September 7, 2020, due September 7, 2030	—	7,206
Subordinated debentures due to Heritage Statutory Trust II with interest payable quarterly based on 3-month Libor plus 3.58% (3.94% at September 30, 2012), redeemable with a premium beginning July 31, 2006 and with no premium beginning July 31, 2011, due July 31, 2031	5,155	5,155
Subordinated debentures due to Heritage Statutory Trust III with interest payable quarterly based on 3-month Libor plus 3.40% (3.76% at September 30, 2012), redeemable with a premium beginning September 26, 2007 and due September 26, 2032	4,124	4,124

Total	$9,279	$23,702

        During the third quarter of 2012, the Company redeemed its 10.875% fixed-rate subordinated debentures in the amount of $7,000,000 issued to Heritage Capital Trust I (and the related premium cost of $304,500) and the Company's 10.600% fixed-rate subordinated debentures in the amount of $7,000,000 issued to Heritage Statutory Trust I (and the related premium cost of $296,800). The related trust securities issued by Capital Trust I and Statutory Trust I were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved. A $15,000,000 distribution from the Bank to the HCC provided the cash for the redemption. The Company incurred a charge of $601,300 in the third quarter of 2012, for the early payoff premium on the redemption of the subordinated debt. Additionally, the Company paid its regularly scheduled interest payments on the subordinated debt totaling approximately $752,000.

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

Performance Overview

        For the three months ended September 30, 2012, net income was $2.5 million, compared to $4.8 million for the three months ended September 30, 2011. There were no dividends or discount accretion on preferred stock in the third quarter of 2012, following the redemption of its $40 million of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") issued to the U.S. Treasury Department under the TARP Capital Purchase Program in the first quarter of 2012. Net income available to common shareholders was $2.5 million, or $0.08 per average diluted common share for the three months ended September 30, 2012. After accrued dividends and discount accretion on preferred stock of $532,000, net income available to shareholders was $4.3 million, or $0.13 per common share for the three months ended September 30, 2011, which included a $2.5 million tax benefit. The income tax benefit for the third quarter and first nine months of 2011, was primarily the result of a $3.0 million reduction of a partial valuation allowance for deferred taxes. The Company's annualized return on average assets was 0.73% and annualized return on average equity was 5.91% for the third quarter of 2012, compared to 1.52% and 10.02%, respectively, a year ago.

        For the nine months ended September 30, 2012, net income available to common shareholders was $6.0 million, or $0.19 per average diluted common share, compared to net income available to common shareholders of $6.8 million, or $0.21 per average diluted common share, for the first nine months of 2011. The Company's annualized return on average assets was 0.72% and annualized return on average equity was 5.59% for the first nine months of 2012, compared to 0.90% and 6.09%, respectively, a year ago.

Third Quarter 2012 Events

        The Company sold $22.6 million of agency mortgage-backed securities for a gain on the sale of securities of $1.1 million during the third quarter of 2012, compared to no gain on the sales of securities during the third quarter of 2011.

        The Company evaluated its available-for-sale portfolio and reclassified at fair value approximately $16.4 million of the mortgage-backed securities with higher price volatility and longer maturities to the held-to-maturity category during the third quarter of 2012. The Company transferred these securities to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines, as the Company has the intent and ability to hold these securities to maturity. The related unrealized after-tax gains of approximately $505,000 remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification.

        The Company redeemed $14 million of fixed-rate subordinated debt. The Company redeemed its 10.875% fixed-rate subordinated debentures in the amount of $7 million issued to Heritage Capital Trust I (and the related premium cost of $304,500) and the Company's 10.600% fixed-rate subordinated debentures in the amount of $7 million issued to Heritage Statutory Trust I (and the related premium cost of $296,800). The related trust securities issued by Capital Trust I and Statutory Trust I were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved. A $15 million distribution from the Bank to the HCC provided the cash for the redemption. The Company's and the Bank's September 30, 2012 regulatory capital ratios decreased from June 30, 2012, primarily due to these transactions, but all of the capital ratios remain above the requirements for a well-capitalized institution. The Company incurred a charge of $601,300 in the third quarter of 2012, for the early payoff premium on the redemption of the fixed-rate subordinated debt. Additionally, the Company paid its regularly scheduled interest payments on the fixed-rate subordinated debt totaling approximately $752,000. The redemption will reduce interest expense of approximately $1.5 million (pre-tax) on an annual basis.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin decreased to 3.77% for the third quarter of 2012, compared to 4.01% for the third quarter of 2011, primarily as a result of lower yields on the securities and loan portfolios, partially offset by a lower cost of deposits. For the first nine months of 2012, the net interest margin decreased to 3.93%, compared to 3.97% for the first nine months of 2011, primarily as a result of lower yields on securities and loans, partially offset by a lower cost of deposits.

  •
  Net interest income was $11.8 million for the third quarter of 2012, compared to $11.7 million for the third quarter of 2011. For the nine months ended September 30, 2012, net interest income was $36.2 million, compared to $34.4 million for the nine months ended September 30, 2011, primarily due to an increase in the average balance of investment securities, and a decrease in the rates paid on interest-bearing liabilities, partially offset by a decrease in the average balance of loans and yield on loans.

  •
  The provision for loan losses was $1.2 million for the third quarter of 2012, compared to $1.5 million for the third quarter of 2011. The provision for loan losses for the nine months ended September 30, 2012 was $2.1 million compared to $3.2 million for the first nine months of 2011.

  •
  Noninterest income was $2.9 million for the third quarter of 2012, compared to $1.9 million for the third quarter of 2011. The increase in noninterest income during the third quarter of 2012, compared to the third quarter of 2011, was primarily due to a $1.1 million gain on sales of securities. For the first nine months of 2012, noninterest income was $6.8 million, compared to $6.0 million for the first nine months of 2011, was primarily due to a $1.2 million gain on sales of securities, partially offset by a lower gain on sales of SBA loans.

  •
  Noninterest expense increased in the third quarter and first nine months of 2012 primarily due to the $601,300 one-time premium charge for the redemption of the $14 million fixed-rate subordinated debt prior to maturity. Noninterest expense for the third quarter of 2012 was $10.1 million, compared to $9.8 million for the third quarter of 2011. Noninterest expense in the first nine months of 2012 was $30.5 million, compared to $29.7 million in the first nine months of 2011.

  •
  Income tax expense for the third quarter ended September 30, 2012 was $939,000, compared to an income tax benefit of $2.5 million for the third quarter of 2011. For the first nine months of 2012, income tax expense was $3.1 million, compared to an income tax benefit of $1.1 million for the first nine months of 2011. The income tax benefit for the three and nine months ended September 30, 2011, was primarily the result of a $3.0 million reduction of a partial valuation allowance for deferred taxes.

  •
  The efficiency ratio was 68.69% for the third quarter of 2012, compared to 72.06% for the third quarter of 2011. The efficiency ratio for the nine months ended September 30, 2012 was 70.95%, compared to 73.60% for the nine months ended September 30, 2011.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale increased 14% to $442.3 million at September 30, 2012, from $387.9 million at September 30, 2011, and decreased 2% from $453.3 million at December 31, 2011.

  •
  Securities held-to-maturity were $25.6 million at September 30, 2012, compared to no securities held-to-maturity at September 30, 2011 and December 31, 2011.

  •
  Total loans, excluding loans held-for-sale, increased $22.7 million, or 3%, to $799.4 million at September 30, 2012, compared to $776.7 million at September 30, 2011, and increased $34.8 million, or 5%, from $764.6 million at December 31, 2011.

  •
  Classified assets (net of SBA guarantees) decreased to $46.0 million at September 30, 2012, compared to $72.4 million at September 30, 2011, and decreased from $59.5 million at December 31, 2011.

  •
  The allowance for loan losses at September 30, 2012 was $19.1 million, or 2.39% of total loans, representing 100.03% of nonperforming loans excluding nonaccrual loans in loans held-for-sale. The allowance for loan losses at September 30, 2011 was $21.0 million, or 2.71% of total loans, representing 118.51% of nonperforming loans excluding nonaccrual loans in loans held-for-sale. The allowance for loan losses at December 31, 2011, was $20.7 million, or 2.71% of total loans, representing 124.37% of nonperforming loans excluding nonaccrual loans in loans held-for-sale.

  •
  Nonperforming assets were $22.0 million, or 1.62% of total assets at September 30, 2012, compared to $19.2 million or 1.53% of total assets at September 30, 2011, and $19.1 million, or 1.47% of total assets at December 31, 2011.

  •
  Net loan charge-offs were $2.1 million for the third quarter of 2012, compared to $3.6 million for the third quarter of 2011 and $1.6 million for the fourth quarter of 2011.

  •
  Core deposits continued to increase for the third quarter of 2012:

  •
  Noninterest-bearing demand deposits increased 18% to $405.9 million at September 30, 2012, from $344.5 million at September 30, 2011, and increased 18% from $344.3 million at December 31, 2011.

  •
  Interest-bearing demand deposits increased 20% to $159.4 million at September 30, 2012, from $133.0 million at September 30, 2011, and increased 19% from $134.1 million at December 31, 2011.

  •
  Savings and money market deposits increased 3% to $281.6 million at September 30, 2012, from $274.5 million at September 30, 2011, and remained relatively flat from $282.5 million at December 31, 2011.

  •
  The ratio of noncore funding (which consists of time deposits—$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 19.52% at September 30, 2012, compared to 17.83% at September 30, 2011, and 19.90% at December 31, 2011.

  •
  The loan to deposit ratio was 70.24% at September 30, 2012, compared to 77.19% at September 30, 2011, and 72.86% at December 31, 2011.

  •
  Capital ratios exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at September 30, 2012. The leverage ratio at the holding company was 11.6%, with a Tier 1 risk-based capital ratio of 14.8%, and a total risk-based capital ratio of 16.1% at September 30, 2012. The leverage ratio for HBC was 10.9%, with a Tier 1 risk-based capital ratio of 13.8%, and a total risk-based capital ratio of 15.1% at September 30, 2012. The regulatory well-capitalized guidelines are a minimum of a 5% leverage ratio, a 6% Tier 1 risk-based capital ratio, and a 10% total risk-based capital ratio.

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $89.2 million in brokered deposits at September 30, 2012, compared to $93.7 million at September 30, 2011, and $84.7 million at December 31, 2011. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators decreased to $29.2 million at September 30, 2012, compared to $30.5 million at September 30, 2011, and $37.6 million at December 31, 2011. Certificates of deposit from the State of California totaled $65.0 million at September 30, 2012, compared to none at September 30, 2011, and $50.0 million at December 31, 2011. Total deposits at September 30, 2012 were $1.1 billion, compared to $1.0 billion at September 30, 2011 and December 31, 2011. Core deposits (excluding all time deposits) increased to $846.8 million at September 30, 2012, an increase of $94.9 million, or 13% from September 30, 2011, and increased $85.9 million, or 11%, from $760.9 million at December 31, 2011. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $5.1 million at September 30, 2012, compared to $10.2 million at September 30, 2011, and $6.4 million at December 31, 2011.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At September 30, 2012, we had $31.5 million in cash and cash equivalents and approximately $365.4 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $319.9 million in unpledged securities available at September 30, 2012. Our loan to deposit ratio decreased to 70.24% at September 30, 2012, compared to 77.19% at September 30, 2011, and 72.86% at December 31, 2011.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. The Company also has an additional SBA loan production office in Santa Rosa, California. Total loans, excluding loans held-for-sale, increased 3% to $799.4 million at September 30, 2012, from $776.7 million a year ago, and increased 5% from $764.6 million at December 31, 2011. The loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 47% of the total loan portfolio at September 30, 2012. Commercial and residential real estate loans accounted for 42% of the total loan portfolio at September 30, 2012, of which 52% were owner-occupied by businesses. Consumer and home equity loans accounted for 8% of the total loan portfolio, and land and construction loans accounted for the remaining 3% of the total loan portfolio at September 30, 2012. The yield on the loan portfolio was 5.10% for the third quarter of 2012, compared to 5.29% for the third quarter of 2011. The yield on the loan portfolio was 5.25% for the nine months ended September 30, 2012, compared to 5.30% for the nine months ended September 30, 2011. The decrease in the yield on the loan portfolio for the third quarter and first nine months of 2012, compared to the same periods in 2011, was primarily the result of lower yields on renewals.

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

        The Company through its asset and liability policies and practices seeks to maximize net interest income without exposing the Company to an excessive level of interest rate risk. Interest rate risk is managed by monitoring the pricing, maturity and repricing options of all classes of interest bearing assets and liabilities. This is discussed in more detail under "Liquidity and Asset/Liability Management." In addition, we believe there are measures and initiatives we can take to improve the net interest margin, including increasing loan rates, adding floors on floating rate loans, reducing nonperforming assets, managing deposit interest rates, and reducing higher cost deposits.

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

        A portion of the Company's noninterest income is associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Other sources of noninterest income include loan servicing fees, service charges and fees, cash surrender value from company owned life insurance policies, and gains on the sale of securities. The Company sold $22.6 million of agency mortgage-backed securities for a gain on the sales of securities of $1.1 million during the third quarter of 2012, compared to no gain on the sales of securities during the third quarter of 2011.

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. The Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Nevertheless, noninterest expense for the third quarter and first nine months of 2012 increased to $10.1 million and $30.5 million, respectively, compared to $9.8 million and $29.7 million for the same periods in 2011, primarily due to a $601,300 premium for the redemption of the $14.0 million fixed-rate subordinated debt prior to maturity.

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

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. During the third quarter of 2012, the Company completed the redemption of $14 million fixed-rate subordinated debt. The Company is current with respect to interest accrued on trust preferred subordinated debt securities as of September 30, 2012 and was current as of December 31, 2011.

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

Net Interest Income and Net Interest Margin

        The level of net interest income depends on several factors in combination, including yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products which comprise the Company's earning assets, deposits, and other interest-bearing liabilities. To maintain its net interest margin the Company must manage the relationship between interest earned and paid.

        The following Distribution, Rate and Yield table presents the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	For the Three Months Ended September 30, 2012			For the Three Months Ended September 30, 2011
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$791,585	$10,146	5.10%	$789,378	$10,530	5.29%
Securities	409,847	2,686	2.61%	317,908	2,457	3.07%
Federal funds sold and interest-bearing deposits in other financial institutions	45,877	30	0.26%	51,301	33	0.26%

Total interest earning assets	1,247,309	12,862	4.10%	1,158,587	13,020	4.46%

Cash and due from banks	21,804			21,662
Premises and equipment, net	7,711			8,053
Intangible assets	2,201			2,698
Other assets	80,965			67,084

Total assets	$1,359,990			$1,258,084

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$393,204			$340,023
Demand, interest-bearing	154,735	58	0.15%	131,667	57	0.17%
Savings and money market	291,251	143	0.20%	282,368	195	0.27%
Time deposits—under $100	27,463	32	0.46%	31,270	54	0.69%
Time deposits—$100 and over	158,898	230	0.58%	115,617	272	0.93%
Time deposits—CDARS	5,357	2	0.15%	14,293	13	0.36%
Time deposits—brokered	94,375	225	0.95%	93,666	261	1.11%

Total interest-bearing deposits	732,079	690	0.37%	668,881	852	0.51%

Total deposits	1,125,283	690	0.24%	1,008,904	852	0.34%
Subordinated debt	19,626	346	7.01%	23,702	468	7.83%
Short-term borrowings	1,731	2	0.46%	—	—	N/A

Total interest-bearing liabilities	753,436	1,038	0.55%	692,583	1,320	0.76%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,146,640	1,038	0.36%	1,032,606	1,320	0.51%
Other liabilities	45,943			34,841

Total liabilities	1,192,583			1,067,447
Shareholders' equity	167,407			190,637

Total liabilities and shareholders' equity	$1,359,990			$1,258,084

Net interest income / margin		$11,824	3.77%		$11,700	4.01%

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

	For the Nine Months Ended September 30, 2012			For the Nine Months Ended September 30, 2011
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$782,986	$30,754	5.25%	$813,132	$32,205	5.30%
Securities	399,341	8,758	2.93%	281,156	6,697	3.18%
Federal funds sold and interest-bearing deposits in other financial institutions	47,785	95	0.27%	63,187	119	0.25%

Total interest earning assets	1,230,112	39,607	4.30%	1,157,475	39,021	4.51%

Cash and due from banks	21,329			21,052
Premises and equipment, net	7,843			8,180
Intangible assets	2,319			2,828
Other assets	73,073			68,022

Total assets	$1,334,676			$1,257,557

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$370,278			$328,302
Demand, interest-bearing	148,407	168	0.15%	133,153	189	0.19%
Savings and money market	292,661	487	0.22%	277,049	721	0.35%
Time deposits—under $100	27,897	105	0.50%	32,216	186	0.77%
Time deposits—$100 and over	165,004	731	0.59%	123,732	1,033	1.12%
Time deposits—CDARS	5,839	8	0.18%	18,998	62	0.44%
Time deposits—brokered	90,800	645	0.95%	93,615	1,000	1.43%

Total interest-bearing deposits	730,608	2,144	0.39%	678,763	3,191	0.63%

Total deposits	1,100,886	2,144	0.26%	1,007,065	3,191	0.42%
Subordinated debt	22,334	1,293	7.73%	23,702	1,400	7.90%
Securities sold under agreement to repurchase	—	—	N/A	952	24	3.37%
Short-term borrowings	1,656	3	0.24%	1,236	38	4.11%

Total interest-bearing liabilities	754,598	3,440	0.61%	704,653	4,653	0.88%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,124,876	3,440	0.41%	1,032,955	4,653	0.60%
Other liabilities	36,872			38,239

Total liabilities	1,161,748			1,071,194
Shareholders' equity	172,928			186,363

Total liabilities and shareholders' equity	$1,334,676			$1,257,557

Net interest income / margin		$36,167	3.93%		$34,368	3.97%

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

	Three Months Ended September 30, 2012 vs. 2011 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$26	$(410)	$(384)
Securities	600	(371)	229
Federal funds sold and interest-bearing deposits in other financial institutions	(4)	1	(3)

Total interest income from interest earnings assets	622	(780)	(158)

Expense on interest-bearing liabilities:
Demand, interest-bearing	8	(7)	1
Savings and money market	1	(53)	(52)
Time deposits—under $100	(4)	(18)	(22)
Time deposits—$100 and over	61	(103)	(42)
Time deposits—CDARS	(3)	(8)	(11)
Time deposits—brokered	1	(37)	(36)
Subordinated debt	(72)	(50)	(122)
Short-term borrowings	2	—	2

Total interest expense on interest-bearing liabilities	(6)	(276)	(282)

Net interest income	$628	$(504)	$124

	Nine Months Ended September 30, 2012 vs. 2011 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$(1,205)	$(246)	$(1,451)
Securities	2,591	(530)	2,061
Federal funds sold and interest-bearing deposits in other financial institutions	(33)	9	(24)

Total interest income from interest earnings assets	1,353	(767)	586

Expense on interest-bearing liabilities:
Demand, interest-bearing	17	(39)	(22)
Savings and money market	31	(265)	(234)
Time deposits—under $100	(16)	(65)	(81)
Time deposits—$100 and over	185	(486)	(301)
Time deposits—CDARS	(18)	(36)	(54)
Time deposits—brokered	(21)	(334)	(355)
Subordinated debt	(79)	(28)	(107)
Securities sold under agreement to repurchase	(24)	—	(24)
Short-term borrowings	1	(36)	(35)

Total interest expense on interest-bearing liabilities	76	(1,289)	(1,213)

Net interest income	$1,277	$522	$1,799

        The Company's net interest margin expressed as a percentage of average earning assets was 3.77% for the third quarter of 2012, compared to 4.01% for the third quarter a year ago. For the nine months ended September 30, 2012, the net interest margin decreased to 3.93% compared to 3.97% for the same period in 2011. The decline in the net interest margin was primarily a result of lower yields on the securities portfolio and lower yields on the loan portfolio, partially offset by a lower cost of deposits. The lower yields on the securities portfolio during the third quarter of 2012 resulted from the sale of $22.6 million of higher yield mortgage-backed securities, the redemption of $20.1 million of higher yield trust preferred securities, and lower interest rates on reinvested funds. The lower yields on the loan portfolio during the third quarter of 2012 were primarily the result of lower rates on loan renewals.

        Net interest income before the provision for loan losses increased 1% to $11.8 million for the third quarter of 2012, compared to $11.7 million for the third quarter a year ago, primarily due to an increase in the average balance of investment securities. Net interest income for the for the first nine months of 2012 increased 5% to $36.2 million, from $34.4 million for the first nine months of 2011, primarily due to an increase average balance of investment securities, and a decrease in the rates paid on interest-bearing liabilities, partially offset by a decrease in the average balance of loans.

        A substantial portion of the Company's earning assets are variable-rate loans that re-price when the Company's prime lending rate is changed, compared to a large base of core deposits that are generally slower to re-price. This causes the Company's balance sheet to be asset-sensitive, which means that all else being equal, the Company's net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising.

Provision for Loan Losses

        Credit risk is inherent in the business of making loans. The Company establishes an allowance for loan losses through charges to earnings, which are presented in the statements of income as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of the Company's allowance for loan losses and charging the shortfall, if any, to the current quarter's expense. This has the effect of creating variability in the amount and frequency of charges to the Company's earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area.

        The Company had a provision for loan losses of $1.2 million for the third quarter ended September 30, 2012 and $2.1 million for the nine months ended September 30, 2012. The Company had a provision for loan losses of $1.5 million for the quarter ended September 30, 2011 and $3.2 million for the nine months ended September 30, 2011.

        The allowance for loan losses totaled $19.1 million, or 2.39% of total loans at September 30, 2012, compared to $21.0 million, or 2.71% of total loans at September 30, 2011, $20.7 million, or 2.71% of total loans at December 31, 2011, and $20.0 million, or 2.51% of total loans at June 30, 2012. The allowance for loan losses related to the real estate portfolio decreased $807,000 during the three months ended September 30, 2012, compared to the three months ended June 30, 2012, as a result of a provision for loan losses of $525,000 and net charge-offs of $1.3 million. The decrease in the allowance for loan losses was primarily due to improved risk grading and credit metrics on non-impaired real estate loans, as well as a decline in historical charge-off levels. Annualized net charge-offs as a percentage of average loans is 0.63% as of September 30, 2012, as compared to 1.12% as of December 31, 2011, 3.18% as of December 31, 2010, and 2.59% as of December 31, 2009. This decrease was partially offset by an increase in the allowance for loan losses on impaired real estate loans as result of loans advanced to one customer which were previously included in classified assets but have been moved to nonperforming assets during the third quarter of 2012. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2012 versus 2011
	2012	2011	Amount	Percent
	(Dollars in thousands)
Gain on sales of securities	$1,105	$—	$1,105	N/A
Service charges and fees on deposit accounts	575	605	(30)	-5%
Increase in cash surrender value of life insurance	434	426	8	2%
Servicing income	429	434	(5)	-1%
Gain on sales of SBA loans	221	268	(47)	-18%
Other	184	179	5	3%

Total noninterest income	$2,948	$1,912	$1,036	54%

	For the Nine Months Ended September 30,		Increase (decrease) 2012 versus 2011
	2012	2011	Amount	Percent
	(Dollars in thousands)
Gain on sales of securities	$1,164	$—	$1,164	N/A
Service charges and fees on deposit accounts	1,766	1,759	7	0%
Increase in cash surrender value of life insurance	1,292	1,270	22	2%
Servicing income	1,336	1,280	56	4%
Gain on sales of SBA loans	633	1,124	(491)	-44%
Other	570	566	4	1%

Total noninterest income	$6,761	$5,999	$762	13%

        The increase in noninterest income in the third quarter and first nine months of 2012 compared to the same periods in 2011 was primarily attributable to the gain on sales of securities, partially offset by a lower gain on sales of SBA loans. The Company sold $22.6 million of agency mortgage-backed securities for a gain on the sales of securities of $1.1 million during the third quarter of 2012.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the nine months ended September 30, 2012, SBA loan sales resulted in a $633,000 gain, compared to an $1.1 million gain on sales of SBA loans for the nine months ended September 30, 2011. The servicing assets that result from the sales of SBA loans with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2012 versus 2011
	2012	2011	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,336	$5,000	$336	7%
Occupancy and equipment	1,041	1,012	29	3%
Premium on redemption of subordinated debt	601	—	601	N/A
Professional fees	587	707	(120)	-17%
Software subscriptions	275	256	19	7%
Low income housing investment losses	264	617	(353)	-57%
Data processing	252	234	18	8%
FDIC deposit insurance premiums	248	167	81	49%
Insurance expense	198	232	(34)	-15%
Other real estate owned expense	9	84	(75)	-89%
Other	1,336	1,500	(164)	-11%

Total noninterest expense	$10,147	$9,809	$338	3%

	For the Nine Months Ended September 30,		Increase (decrease) 2012 versus 2011
	2012	2011	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$16,380	$15,504	$876	6%
Occupancy and equipment	3,004	3,082	(78)	-3%
Premium on redemption of subordinated debt	601	—	601	N/A
Professional fees	2,268	2,002	266	13%
Software subscriptions	878	785	93	12%
Low income housing investment losses	795	820	(25)	-3%
Data processing	744	653	91	14%
FDIC deposit insurance premiums	675	1,074	(399)	-37%
Insurance expense	645	718	(73)	-10%
Other real estate owned expense	229	231	(2)	-1%
Other	4,238	4,843	(605)	-12%

Total noninterest expense	$30,457	$29,712	$745	3%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For The Three Months Ended September 30,
	2012	Percent of Total	2011	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,336	53%	$5,000	51%
Occupancy and equipment	1,041	10%	1,012	10%
Premium on redemption of subordinated debt	601	6%	—	0%
Professional fees	587	6%	707	7%
Software subscriptions	275	3%	256	3%
Low income housing investment losses	264	3%	617	6%
Data processing	252	2%	234	3%
FDIC deposit insurance premiums	248	2%	167	2%
Insurance expense	198	2%	232	2%
Other real estate owned expense	9	0%	84	1%
Other	1,336	13%	1,500	15%

Total noninterest expense	$10,147	100%	$9,809	100%

	For The Nine Months Ended September 30,
	2012	Percent of Total	2011	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$16,380	54%	$15,504	52%
Occupancy and equipment	3,004	10%	3,082	10%
Premium on redemption of subordinated debt	601	2%	—	0%
Professional fees	2,268	7%	2,002	7%
Software subscriptions	878	3%	785	3%
Low income housing investment losses	795	3%	820	3%
Data processing	744	2%	653	2%
FDIC deposit insurance premiums	675	2%	1,074	4%
Insurance expense	645	2%	718	2%
Other real estate owned expense	229	1%	231	1%
Other	4,238	14%	4,843	16%

Total noninterest expense	$30,457	100%	$29,712	100%

        Noninterest expense for the third quarter of 2012 was $10.1 million, compared to $9.8 million for the third quarter of 2011. Noninterest expense increased in the third quarter of 2012, primarily due to the $601,300 one-time charge for the redemption of the $14 million fixed-rate subordinated debt, higher salaries and employee benefits, partially offset by lower low income housing investment losses. Noninterest expense for the first nine months of 2012 increased 3% to $30.5 million, compared to $29.7 million for the first nine months of 2011. Noninterest expense increased in the first nine months of 2012, primarily due to the one-time charge for the redemption of the fixed-rate subordinated debt, higher salaries and employee benefits, partially offset by lower FDIC deposit insurance premiums. Full-time equivalent employees were 188 at September 30, 2012 and 190 at September 30, 2011.

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

        The Company's Federal and state income tax expense for the third quarter and nine months ended September 30, 2012 was $939,000 and $3.1 million, respectively. The income tax benefit for the third quarter and the nine months ended September 30, 2011 was $2.5 million and $1.1 million, respectively. The income tax benefit for the third quarter and the first nine months of 2011 included the $3.0 million reduction of the partial valuation allowance for deferred tax assets. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Effective income tax rate	27.4%	-110.5%	30.1%	-14.4%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and tax exempt municipal securities.

        The Company has net investments of $2.9 million in low-income housing limited partnerships as of September 30, 2012. These investments have generated annual tax credits of approximately $846,000 in the year ended December 31, 2011.

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles leading to timing differences between the Company's actual tax liability, and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse.

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient future taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards and the net operating loss carryforwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

        The Company had net deferred tax assets of $17.9 million and $21.9 million at September 30, 2012, and December 31, 2011, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2012 and December 31, 2011 will be fully realized in future years.

        The income tax benefit of $2.5 million for the third quarter of 2011, and $1.1 million for the nine months ended September 30, 2011, are net of the $3.0 million reduction in the partial valuation allowance from $3.7 million as of December 31, 2010 to $700,000 as of September 30, 2011.

FINANCIAL CONDITION

        As of September 30, 2012, total assets increased to $1.36 billion, compared to $1.25 billion at September 30, 2011, and increased from $1.31 billion at December 31, 2011. Total securities available-for-sale (at fair value) were $410.8 million at September 30, 2012, an increase of 32% from $312.1 million at September 30, 2011, and an increase of 8% from $380.5 million at December 31, 2011. Total securities held-to-maturity (at amortized cost) were $25.6 million at September 30, 2012. There were no securities held-to-maturity at September 30, 2011 and December 31, 2011. The total loan portfolio, excluding loans held-for-sale, was $799.4 million at September 30, 2012, an increase of 3% from $776.7 million at September 30, 2011, and an increase of 5% from $764.6 million at December 31, 2011. Total deposits increased 13% to $1.14 billion at September 30, 2012, from $1.01 billion at September 30, 2011 and increased 8% from $1.05 billion at December 31, 2011.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	September 30,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$334,911	$312,125	$350,348
Corporate bonds	55,036	—	—
Trust preferred securities	20,809	—	30,107

Total	$410,756	$312,125	$380,455

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$15,756	$—	$—
Municipals—Tax Exempt	9,836	—	—

	$25,592	$—	$—

        The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2012:

	September 30, 2012 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Mortgage-Backed Securities—Residential	$252,819	2.63%	$20,295	2.62%	$61,797	2.49%	$334,911	2.61%
Corporate bonds	934	2.57%	54,102	3.27%	—	—	55,036	3.25%
Trust preferred securities	—	—	—	—	20,809	4.96%	20,809	4.96%

	$253,753	2.63%	$74,397	3.09%	$82,606	3.11%	$410,756	2.81%

	September 30, 2012 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities held-to-maturity (at amortized cost):
Mortgage-Backed Securities—Residential	$11,517	0.42%	$—	—%	$4,239	3.35%	$15,756	1.20%
Municipals—Tax Exempt	—	—	4,687	2.43%	5,149	2.50%	9,836	2.47%

	$11,517	0.42%	$4,687	2.43%	$9,388	2.88%	$25,592	1.69%

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

        The Company's portfolio may include: (i) U.S. Treasury securities and U.S. Government sponsored entities' debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; (iv) collateralized mortgage obligations, which generally enhance the yield of the portfolio; and (v) single entity issue trust preferred securities, which generally enhance the yield on the portfolio.

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Prior to the third quarter of 2012, the Company's securities were all classified under existing accounting rules as "available-for-sale" to allow flexibility for the management of the portfolio. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $410.7 million at September 30, 2012, an increase of 32% from $312.1 million at September 30, 2011, an increase of 8% from $380.5 million at December 31, 2011. At September 30, 2012, the securities available-for-sale portfolio was comprised of $334.9 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $55.0 million of corporate bonds, and $20.8 million of single entity issue trust preferred securities.

        During the third quarter of 2012, the Company evaluated its available-for-sale portfolio and reclassified at fair value approximately $16.4 million of the mortgage-backed securities with higher price volatility and longer maturities to the held-to-maturity category during the third quarter of 2012. The Company transferred these securities to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines as the Company has the intent and ability to hold these securities to maturity. The related unrealized after-tax gains of approximately $505,000 remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. At September 30, 2012, mortgage-backed securities held-to-maturity, at amortized cost, were $15.8 million. Additionally, the Company purchased $9.8 million of tax-exempt municipal bonds, which are also classified as held-to-maturity. At September 30, 2012, total investment securities held-to-maturity were $25.6 million, compared to no investment securities held-to-maturity at December 31, 2011. Management considers the held-to-maturity classification of these investment securities to be appropriate based on the Company's positive intent and ability to hold these securities to maturity.

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

        Gross loans, excluding loans held-for-sale, represented 59% of total assets at September 30, 2012, as compared to 62% of total assets at September 30, 2011, and 59% of total assets at December 31, 2011. The ratio of loans to deposits decreased to 70.24% at September 30, 2012 from 77.19% at September 30, 2011 and 72.86% at December 31, 2011.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2012		September 30, 2011		December 31, 2011
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$377,520	47%	$365,532	47%	$366,590	48%
Real estate:
Commercial and residential	336,573	42%	310,722	40%	311,479	41%
Land and construction	24,068	3%	36,357	5%	23,016	3%
Home equity	45,565	6%	51,668	7%	52,017	7%
Consumer	15,649	2%	11,829	1%	11,166	1%

Total loans	799,375	100%	776,108	100%	764,268	100%
Deferred loan costs	18	—	576	—	323	—

Loans, including deferred costs	799,393	100%	776,684	100%	764,591	100%

Allowance for loan losses	(19,124)		(21,049)		(20,700)

Loans, net	$780,269		$755,635		$743,891

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the balance in land development and construction and home equity and consumer loans. An increase in the Company's loan portfolio in the third quarter of 2012 compared to the third and fourth quarters of 2011 is due to increased loan demand. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 51% of its gross loans were secured by real property at September 30, 2012, compared to 52% at September 30, 2011, and 51% at December 31, 2011. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the third quarter and the first nine months of 2012, loans were sold resulting in a gain on sale of SBA loans of $221,000 and $633,000, respectively.

        As of September 30, 2012, commercial and residential real estate mortgage loans of $336.6 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at September 30, 2012 consist of $174.9 million, or 52%, of commercial owner occupied properties, $158.7 million, or 47%, of commercial investment properties, and $3.0 million, or 1% in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans decreased $12.3 million to $24.1 million, or 3% of total loans at September 30, 2012, from $36.4 million, or 5% of total loans at September 30, 2011, and increased $1.1 million from $23.0 million, or 3% of total loans at December 31, 2011.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $27.4 million and $45.7 million at September 30, 2012, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of September 30, 2012. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall

Street Journal. As of September 30, 2012, approximately 66% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$264,424	$42,885	$70,211	$377,520
Real estate:
Commercial and residential	109,137	163,768	63,668	336,573
Land and construction	23,568	500	—	24,068
Home equity	42,583	637	2,345	45,565
Consumer	15,200	354	95	15,649

Loans	$454,912	$208,144	$136,319	$799,375

Loans with variable interest rates	$410,602	$47,589	$72,260	$530,451
Loans with fixed interest rates	44,310	160,555	64,059	268,924

Loans	$454,912	$208,144	$136,319	$799,375

Loan Servicing

        As of September 30, 2012 and 2011, $157.0 million and $172.6 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning of period balance	$780	$836	$792	$915
Additions	49	67	164	222
Amortization	(72)	(103)	(199)	(337)

End of period balance	$757	$800	$757	$800

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2012 and 2011, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Beginning of period balance	$2,140	$2,185	$2,094	$2,140
Amortization	—	(18)	—	(96)
Unrealized holding gain (loss)	(50)	13	(4)	136

End of period balance	$2,090	$2,180	$2,090	$2,180

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	September 30,		December 31,
	2012	2011	2011
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$—	$191	$186
Nonaccrual loans—held-for-investment	17,396	16,419	14,353
Restructured and loans over 90 days past due and still accruing	1,722	1,343	2,291

Total nonperforming loans	19,118	17,953	16,830
Foreclosed assets	2,889	1,229	2,312

Total nonperforming assets	$22,007	$19,182	$19,142

Nonperforming assets as a percentage of loans plus foreclosed assets plus nonaccruals loans held-for-sale	2.74%	2.47%	2.50%
Nonperforming assets as a percentage of total assets	1.62%	1.53%	1.47%

        Nonperforming assets were $22.0 million, or 1.62% of total assets, at September 30, 2012, compared to $19.2 million, or 1.53% of total assets at September 30, 2011, and $19.1 million, or 1.47% of total assets at December 31, 2011. The increase in nonperforming loans and nonperforming assets at September 30, 2012 from comparable prior periods was primarily due to a commercial loan and two real estate loans advanced to one customer which were previously included in classified assets but have been moved to nonperforming assets. The current recorded investment of the loans is approximately $5.5 million. Included in total nonperforming assets were foreclosed assets of $2.9 million at September 30, 2012, compared to $1.2 million at September 30, 2011, and $2.3 million at December 30, 2011.

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and OREO. The principal balance of classified assets, net of SBA guarantees was $46.0 million at September 30, 2012, $72.4 million at September 30, 2011, and $59.5 million at December 31, 2011. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses. Reducing classified assets will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended September 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,378	$6,539	$106	$20,023
Charge-offs	(916)	(1,334)	—	(2,250)
Recoveries	149	2	—	151

Net charge-offs	(767)	(1,332)	—	(2,099)
Provision for loan losses	661	525	14	1,200

Balance, end of period	$13,272	$5,732	$120	$19,124

RATIOS:
Net charge-offs to average loans(1)	0.39%	0.67%	0.00%	1.06%
Allowance for loan losses to total loans(1)	1.66%	0.72%	0.01%	2.39%
Allowance for loan losses to nonperforming loans	69.42%	29.98%	0.63%	100.03%

(1)
Average loans and total loans exclude loans held-for-sale.

	Three Months Ended September 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,992	$8,162	$1,013	$23,167
Charge-offs	(3,042)	(901)	0	(3,943)
Recoveries	283	25	2	310

Net (charge-offs)/recoveries	(2,759)	(876)	2	(3,633)
Provision/(credit) for loan losses	1,809	554	(848)	1,515

Balance, end of period	$13,042	$7,840	$167	$21,049

RATIOS:
Net charge-offs to average loans(1)	1.40%	0.44%	0.00%	1.84%
Allowance for loan losses to total loans(1)	1.68%	1.01%	0.02%	2.71%
Allowance for loan losses to nonperforming loans	72.65%	43.67%	0.93%	117.25%

	Nine Months Ended September 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(3,106)	(1,480)	—	(4,586)
Recoveries	670	225	—	895

Net charge-offs	(2,436)	(1,255)	—	(3,691)
Provision/(credit) for loan losses	2,493	(351)	(27)	2,115

Balance, end of period	$13,272	$5,732	$120	$19,124

RATIOS:
Net charge-offs to average loans(1)	0.42%	0.21%	0.00%	0.63%
Allowance for loan losses to total loans(1)	1.66%	0.72%	0.01%	2.39%
Allowance for loan losses to nonperforming loans	69.42%	29.98%	0.63%	100.03%

	Nine Months Ended September 30, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,952	$10,363	$889	$25,204
Charge-offs	(5,841)	(2,497)	(8)	(8,346)
Recoveries	513	436	3	952

Net charge-offs	(5,328)	(2,061)	(5)	(7,394)
Provision/(credit) for loan losses	4,418	(462)	(717)	3,239

Balance, end of period	$13,042	$7,840	$167	$21,049

RATIOS:
Net charge-offs to average loans(1)	0.89%	0.34%	0.00%	1.23%
Allowance for loan losses to total loans(1)	1.68%	1.01%	0.02%	2.71%
Allowance for loan losses to nonperforming loans	72.65%	43.67%	0.93%	117.25%

(1)
Average loans and total loans exclude loans held-for-sale.

        The Company's allowance for loan losses decreased $1.9 million at September 30, 2012 from September 30, 2011, and decreased $1.6 million from December 31, 2011. The decrease in the allowance for loan losses at September 30, 2012 from September 30, 2011 and December 31, 2011, was primarily due to a lower volume of classified assets and nonperforming loans.

        Net loans charged-off reflects the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses. Net charge-offs were $2.1 million and $3.7 million for the three months and nine months ended September 30, 2012, respectively, compared to net charge-offs of $3.6 million and $7.4 million for the three months and nine months ended September 30, 2011. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

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

Allocation of Allowance for Loan Losses

	September 30,
	2012		2011		December 31, 2011
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$13,272	47%	$13,042	47%	$13,215	48%
Real estate	5,732	51%	7,840	52%	7,338	51%
Consumer	120	2%	167	1%	147	1%

Total	$19,124	100%	$21,049	100%	$20,700	100%

        The allowance for loan losses totaled $19.1 million, or 2.39% of total loans at September 30, 2012, compared to $21.0 million, or 2.71% of total loans at September 30, 2011, $20.7 million, or 2.71% of total loans at December 31, 2011, and $20.0 million, or 2.51% of total loans at June 30, 2012. The allowance for loan losses related to the real estate portfolio decreased $807,000 during the three months ended September 30, 2012, compared to the three months ended June 30, 2012, as a result of a provision for loan losses of $525,000 and net charge-offs of $1.3 million. The decrease in the allowance for loan losses was primarily due to improved risk grading and credit metrics on non-impaired real estate loans, as well as a decline in historical charge-off levels. Annualized net charge-offs as a percentage of average loans is 0.63% as of September 30, 2012, as compared to 1.12% as of December 31, 2011, 3.18% as of December 31, 2010, and 2.59% as of December 31, 2009. This decrease was partially offset by an increase in the allowance for loan losses on impaired real estate loans as result of loans advanced to one customer which were previously included in classified assets but have been moved to nonperforming assets during the third quarter of 2012.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2012		September 30, 2011		December 31, 2011
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand deposits, noninterest-bearing	$405,880	36%	$344,470	34%	$344,303	33%
Demand deposits, interest-bearing	159,361	14%	132,987	13%	134,119	13%
Savings and money market	281,579	25%	274,489	27%	282,478	27%
Time deposits-under $100	26,513	2%	30,858	3%	28,557	2%
Time deposits-$100 and over	170,430	15%	119,429	12%	168,874	16%
Time deposits-CDARS	5,098	0%	10,216	1%	6,371	1%
Time deposits—brokered	89,172	8%	93,685	10%	84,726	8%

Total deposits	$1,138,033	100%	$1,006,134	100%	$1,049,428	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. Less than 1% of deposits at September 30, 2012, September 30, 2011 and December 31, 2011 were from public sources.

        Noninterest-bearing demand deposit accounts increased $61.4 million, or 18%, at September 30, 2012 from September 30, 2011, and increased $61.6 million, or 18%, from December 31, 2011. At September 30, 2012, the Company had $77.6 million (at fair value) of securities pledged for $65.0 million in certificates of deposits from the State of California. There were no certificates of deposit from the State of California at September 30, 2011. At December 31, 2011, the Company had $56.6 million (at fair value) of securities pledged for $50.0 million in certificates of deposits from the State of California. At September 30, 2012, brokered deposits decreased $4.5 million, or 5%, to $89.2 million, compared to $93.7 million at September 30, 2011, and increased $4.4 million, or 5%, from $84.7 million at December 31, 2011.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, all CDARS and brokered deposits as of September 30, 2012:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$59,064	22%
Over three months through six months	99,142	38%
Over six months through twelve months	48,102	18%
Over twelve months	58,392	22%

Total	$264,700	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Annualized return on average assets	0.73%	1.52%	0.72%	0.90%
Annualized return on average tangible assets	0.73%	1.52%	0.73%	0.90%
Annualized return on average equity	5.91%	10.02%	5.59%	6.09%
Annualized return on average tangible equity	5.99%	10.17%	5.67%	6.18%
Average equity to average assets ratio	12.31%	15.15%	12.96%	14.82%

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $297.9 million at September 30, 2012, as compared to $272.3 million at September 30, 2011 and $284.8 million at December 31, 2011. Unused commitments represented 37%, 35%, and 37% of outstanding gross loans at September 30, 2012 and 2011, and December 31, 2011, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	September 30,
	2012		2011		December 31, 2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$9,866	$278,317	$6,439	$247,620	$15,723	$257,342
Standby letters of credit	2,200	7,564	2,291	15,931	2,291	9,482

	$12,066	$285,881	$8,730	$263,551	$18,014	$266,824

Liquidity and Asset/Liability Management

        Liquidity refers to the Company's ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely and cost effective fashion. At various times the Company requires funds to meet short-term cash requirements brought about by loan growth or deposit outflows, the purchase of assets, or liability repayments. An integral part of the Company's ability to manage its liquidity position appropriately is the Company's large base of core deposits, which are generated by offering traditional banking services in its service area and which have historically been a stable source of funds. To manage liquidity needs properly, cash inflows must be timed to coincide with anticipated outflows or sufficient liquidity resources must be available to meet varying demands. The Company manages liquidity to be able to meet unexpected sudden changes in levels of its assets or deposit liabilities without maintaining excessive amounts of balance sheet liquidity. Excess balance sheet liquidity can negatively impact the Company's interest margin. In order to meet short-term liquidity needs the Company utilizes overnight Federal funds purchase arrangements and other borrowing arrangements with correspondent banks, solicits brokered deposits if cost effective deposits are not available from local sources and maintains collateralized lines of credit with the FHLB and FRB. In addition, the Company can raise cash for temporary needs by selling securities under agreements to repurchase and selling securities available-for-sale.

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 70.24% at September 30, 2012 compared to 77.19% at September 30, 2011, and 72.86% at December 31, 2011.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at September 30, 2012, September 30, 2011 and December 31, 2011. The Company had $190.8 million of loans pledged to the FHLB as collateral on an available line of credit of $112.2 million at September 30, 2012.

        The Company can also borrow from FRB's discount window. The Company had $275.9 million of loans pledged to the FRB as collateral on an available line of credit of $198.3 million at September 30, 2012, none of which was outstanding.

        At September 30, 2012, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at September 30, 2012, September 30, 2011, and December 31, 2011.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at September 30, 2012, September 30, 2011 and December 31, 2011.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	September 30,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Average balance year-to-date	$1,617	$952	$712
Average interest rate year-to-date	0.24%	3.41%	3.37%
Maximum month-end balance during the quarter	$—	$—	$5,000
Average rate at period-end	N/A	N/A	N/A

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	September 30,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$154,350	$197,908	$199,423
Tier 2 Capital	13,109	11,868	12,181

Total risk-based capital	$167,459	$209,776	$211,604

Risk-weighted assets	$1,042,590	$940,039	$965,756
Average assets for capital purposes	$1,328,119	$1,234,544	$1,300,002

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	16.1%	22.3%	21.9%	10.00%	8.00%
Tier 1 risk-based capital	14.8%	21.1%	20.6%	6.00%	4.00%
Leverage(1)	11.6%	16.0%	15.3%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	September 30,
			December 31, 2011
	2012	2011
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$144,530	$175,903	$178,697
Tier 2 Capital	13,123	11,892	12,207

Total risk-based capital	$157,653	$187,795	$190,904

Risk-weighted assets	$1,043,754	$941,923	$967,898
Average assets for capital purposes	$1,329,036	$1,236,239	$1,301,859
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	15.1%	19.9%	19.7%	10.00%	8.00%
Tier 1 risk-based capital	13.8%	18.7%	18.5%	6.00%	4.00%
Leverage(1)	10.9%	14.2%	13.7%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        Due primarily to the $40 million repurchase of the Series A Preferred Stock during the first quarter of 2012 and the redemption of the $14 million of fixed-rate subordinated debt in the third quarter of 2012, the Company's total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage ratio at September 30, 2012 decreased to 16.1%, 14.8%, and 11.6%, compared to 22.3%, 21.1%, and 16.0% at September 30, 2011, and 21.9%, 20.6%, and 15.3% at December 31, 2011, respectively. Due primarily to a distribution from HBC to HCC to provide cash of $30 million for the repurchase of the Series A Preferred Stock during the first quarter of 2012, and $15 million for the redemption the redemption of the fixed-rate subordinated debt in the third quarter of 2012, HBC's total risk-based capital ratio, tier 1 risk-based capital ratio, and leverage ratio at September 30, 2012 decreased to 15.1%, 13.8%, and 10.9%, compared to 19.9%, 18.7%, and 14.2% at September 30, 2011, and 19.7%, 18.5%, and 13.7% at December 31, 2011, respectively. However, at September 30, 2012, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        At September 30, 2012, the Company had total shareholders' equity of $169.0 million, including $19.5 million in preferred stock, $131.6 million in common stock, $13.1 million in retained earnings, and $4.8 million of accumulated other comprehensive income. The components of other comprehensive income, net of taxes, at September 30, 2012 include the following: an unrealized gain on available-for-sale and held-to-maturity securities of $8.8 million; an unrealized loss on the supplemental executive retirement plan of ($2.9) million; an unrealized loss on the split dollar insurance contracts of ($2.3) million; and an unrealized gain on interest-only strip from SBA loans of $1.2 million.

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

        During the third quarter of 2012, the Company redeemed its 10.875% fixed-rate subordinated debentures in the amount of $7 million issued to Heritage Capital Trust I (and the related premium cost of $304,500) and the Company's 10.600% fixed-rate subordinated debentures in the amount of $7 million issued to Heritage Statutory Trust I (and the related premium cost of $296,800). The related trust securities issued by Capital Trust I and Statutory Trust I were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved. The Company incurred a charge of $601,300 in the third quarter of 2012, for the early payoff premium on the redemption of the subordinated debt.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2012. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$12,892	27.3%
+300	$9,935	21.0%
+200	$6,558	13.9%
+100	$2,936	6.2%
0	$—	0.0%
-100	$(4,126)	-8.7%
-200	$(7,081)	-15.0%

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2011. There are no changes to these policies as of September 30, 2012.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2012. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of September 30, 2012, the period covered by this report on Form 10-Q.

        During the nine months ended September 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)
Date: November 7, 2012	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: November 7, 2012	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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