Form 10-K
period 2012-12-31
HERITAGE COMMERCE CORP
filed 2013-03-08
CIK 1053352

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2012, based upon the closing price on that date of $6.50 per share as reported on the NASDAQ Global Select Market, and 19,571,334 shares held, was approximately $127.2 million.

         As of February 8, 2013, there were 26,332,147 shares of the Registrant's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2013 Annual Meeting of Shareholders to be held on May 23, 2013 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2012.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2012

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

        Our principal executive office is located at 150 Almaden Boulevard, San Jose, California 95113, telephone number: (408) 947-6900.

        At December 31, 2012, we had consolidated assets of $1.69 billion, deposits of $1.48 billion and shareholders' equity of $169.7 million. Excluding the short-term deposits of $271.9 million at the Federal Reserve Bank offsetting the short-term demand deposits from one customer, total assets and deposits at December 31, 2012 were $1.42 billion and $1.21 billion, respectively.

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

Heritage Bank of Commerce

        HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in January 1994. HBC operates through ten full service branch offices. The locations of HBC's current offices are:

San Jose:	Administrative Office Main Branch 150 Almaden Boulevard San Jose, CA 95113
Danville:	Branch Office 387 Diablo Road Danville, CA 94526
Fremont:	Branch Office 3137 Stevenson Boulevard Fremont, CA 94538
Gilroy:	Branch Office 7598 Monterey Street Suite 110 Gilroy, CA 95020
Los Altos:	Branch Office 419 South San Antonio Road Los Altos, CA 95032
Los Gatos:	Branch Office 15575 Los Gatos Boulevard Los Gatos, CA 95032
Morgan Hill:	Branch Office 18625 Sutter Boulevard Morgan Hill, CA 95037
Mountain View:	Branch Office 175 E. El Camino Real Mountain View, CA 94040

Pleasanton:	Branch Office 300 Main Street Pleasanton, CA 94566
Walnut Creek:	Branch Office 101 Ygnacio Valley Road Suite 100 Walnut Creek, CA 94596

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

        We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. The terms of commercial construction loans are made in accordance with our loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a 75% loan-to-completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property's eventual rental income, income from the borrower's operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. At times we provide the permanent mortgage financing on our construction loans on income-producing property. Construction loans are interest-only loans during the construction period, which typically do not exceed 18 months. If HBC provides permanent financing the short-term loan converts to permanent, amortizing financing following the completion of construction. Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower's ability to repay the loan. In addition, the borrower may not be able to obtain permanent financing or ultimate sale or rental of the property may not occur as anticipated. HBC utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

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

        As of December 31, 2012, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial 46% (including SBA loans); (ii) real estate secured loans 44%; (iii) land and construction loans 3%; and (iv) consumer (including home equity) 7%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

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

  Sources of Funds

        Deposits traditionally have been our primary source of funds for our investment and lending activities. We also are able to borrow from the Federal Home Loan Bank of San Francisco and the Federal Reserve Bank of San Francisco to supplement cash flow needs. Our additional sources of funds are scheduled loan payments, maturing investments, loan repayments, income on other earning assets, and the proceeds of loan sales and securities sales.

        Interest rates, maturity terms, service fees and withdrawal penalties are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market interest rates, liquidity requirements and our deposit growth goals.

        We offer a wide range of deposit products for retail and business banking markets including checking accounts, interest-bearing transaction accounts, savings accounts, time deposits and retirement accounts. Our branch network enables us to attract deposits from throughout our market area with a customer-oriented product mix, competitive pricing, and convenient locations. HBC joined the Certificate of Deposit Account Registry Service (CDARS®) program in August 2008, which enables our local customers to obtain expanded FDIC insurance coverage on their deposits. At December 31, 2012, HBC had approximately 14,600 deposit accounts totaling $1.48 billion, including brokered deposits, compared to 14,900 deposit accounts totaling approximately $1.05 billion as of December 31, 2011. Late in the fourth quarter of 2012, the Company received significantly large demand deposits from one customer, which were deposited at HBC on a temporary short-term basis. Total deposits, excluding the short-term demand deposits of $271.9 million to one customer, were $1.2 billion at December 31, 2012.

  Other Banking Services

        We offer a multitude of other products and services to complement our lending and deposit services. These include cashier's checks, traveler's checks, bank-by-mail, ATMs, night depositories, safe deposit boxes, direct deposit, automated payroll services, electronic funds transfers, online banking, online bill pay, and other customary banking services. HBC currently operates ATMs at five different locations. In addition, we have established a convenient customer service group accessible by toll-free telephone to answer questions and promote a high level of customer service. HBC does not have a trust department. In addition to the traditional financial services offered, HBC offers remote deposit capture, automated clearing house origination, electronic data interchange and check imaging. HBC continues to investigate products and services that it believes addresses the growing needs of its customers and to analyze other markets for potential expansion opportunities.

U.S. Treasury Capital Purchase Program

        On November 21, 2008, HCC issued 40,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40.0 million with a liquidation preference of $1,000 per share. The Series A Preferred Stock carried a coupon of 5% for five years and 9% thereafter. The Series A Preferred Stock was non-voting, cumulative, and perpetual and could be redeemed at 100% of its liquidation preference plus accrued and unpaid dividends. In addition, HCC issued a warrant to the U.S. Treasury to purchase 462,963 shares of HCC's common stock. The warrant is exercisable immediately at a price of $12.96 per share, and will expire after a period of 10 years from issuance. The U.S. Treasury may transfer a portion or portions of the warrant, and/or exercise the warrant at any time. The U.S. Treasury has agreed not to exercise voting power with respect to any common shares issued to it upon exercise of the warrant. At December 31, 2012, there had been no changes to the number of common shares covered by the warrant nor had the U.S. Treasury exercised any portion of the warrant.

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

2010 Private Placement

        On June 21, 2010, HCC issued to various institutional investors 53,996 shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") for an aggregate purchase price of $75 million. The Series B Preferred Stock was mandatorily convertible into common stock upon approval by the shareholders at a conversion price of $3.75 per share. The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon both approval by the shareholders and, thereafter, a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. At HCC's Special Meeting of Shareholders held on September 15, 2010, HCC's shareholders approved the issuance of common stock upon the conversion of the Series B Preferred Stock and upon the conversion of the Series C Preferred Stock as required by The NASDAQ Stock Market and California corporate law. As a result, on September 16, 2010, the Series B Preferred Stock was converted into 14,398,992 shares of common stock of HCC and the shares of Series B Preferred Stock ceased to be outstanding. The Series C Preferred Stock remains outstanding until it has been converted into common stock in accordance with its terms. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is not redeemable by HCC or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to HCC's common stock.

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

        With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Santa Clara, Alameda and Contra Costa county region, the three counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 271 offices that control a combined 53.38% of deposit market share based on June 30, 2012 FDIC market share data. HBC ranks fifteenth with 0.84% share of total deposits based on June 30, 2012 market share data. These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or "participation," of some of the balances to financial institutions that are not within our geographic footprint.

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

  •
  expanded FDIC authority to conduct the orderly liquidation of certain systemically significant non-bank financial companies in addition to depository institutions;

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

  •
  a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000 and an extension of federal deposit coverage through December 31, 2012, for the full net amount held by depositors in non-interesting bearing transaction accounts;

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

        Although a significant number of the rules and regulations mandated by the Dodd-Frank have been finalized, many of the new requirements called for have yet to be implemented and will likely be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank will be implemented by the various regulatory agencies, the full extent of the impact such requirements will have on financial institutions' operations is unclear. There can be no assurance that these or future reforms (such as possible new standards for commercial real estate lending or new stress testing guidance for all banks) arising out of studies and reports required by Dodd-Frank will not significantly increase our compliance or other operating costs or otherwise have a significant impact on our business, financial condition and results of operations. Dodd-Frank is likely to impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. As a result of the changes required by Dodd-Frank, the profitability of our business activities may be impacted and we may be required to make changes to certain of our business practices. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements.

  Troubled Asset Relief and Capital Purchase Program

        In response to economic downturn and financial industry instability included the Emergency Economic Stabilization Act of 2008 ("EESA"), enacted on October 3, 2008, and the American Recovery and Reinvestment Act of 2009 ("ARRA"), enacted on February 17, 2009.

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

        HCC is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, HCC is subject to examination by, and may be required to file reports with, the DFI. DFI approval may be required for certain mergers and acquisitions.

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

        Source of Strength Doctrine.    Federal Reserve policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, the holding company is expected to commit resources to support its bank subsidiary, including at times when the holding company may not be in a financial position to provide it. It is the Federal Reserve's position that bank holding companies should stand ready to use their available resources to provide adequate capital to their subsidiary banks during periods of financial stress or adversity. Bank holding companies must also maintain the financial flexibility and capital raising capacity to obtain additional resources for assisting their subsidiary bank. A bank holding company's failure to meet its source-of-strength obligations may constitute an unsafe and unsound practice or a violation of the Federal Reserve Board's regulations, or both. The source-of-strength doctrine most directly affects bank holding companies where a bank holding company's subsidiary bank fails to maintain adequate capital levels. In such a situation, the subsidiary bank will be required by the bank's federal regulator to take "prompt corrective action." Any capital loans by a bank holding company to its subsidiary bank are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The BHCA provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a bank subsidiary will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

        The changes affected by the Interstate Banking Act and California laws have increased competition in the environment in which the Company operates to the extent that out of state financial institutions directly or indirectly enter the Company's market areas. It appears that the Interstate Banking Act has contributed to accelerated consolidation within the banking industry.

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

        Financial Modernization.    The Gramm-Leach-Bliley Act (the "GLBA"), which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLBA also permits the Federal Reserve and the U.S. Treasury to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and, except in limited circumstances, in satisfactory compliance with the CRA. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and U.S. Treasury to be permissible. HCC has not and has no present plans to submit notice to the Federal Reserve to be a financial holding company. In addition, HBC is subject to other provisions of the GLBA, including those relating to CRA, privacy and the safe-guarding of confidential customer information, regardless of whether HCC elects to become a financial holding company or to conduct activities through a financial subsidiary of HBC.

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

        HBC is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, HBC is required to own a certain amount of capital stock in the FHLB. At December 31, 2012, HBC was in compliance with the FHLB's stock ownership requirement. Federal Reserve stock is carried at cost and may be sold back to the Federal Reserve at its carrying value. Cash dividends received are reported as income.

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

        Loans to Directors, Executive Officers and Principal Shareholders.    The authority of HBC to extend credit to our directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans our subsidiary bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans HBC makes to directors and other insiders must satisfy the following requirements:

  •
  the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with us or HBC;

  •
  the subsidiary bank must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with us or HBC; and

  •
  the loans must not involve a greater than normal risk of non-payment or include other features not favorable to HBC.

        Furthermore, HBC must periodically report all loans made to directors and other insiders to the bank regulators, and these loans are closely scrutinized by the regulators for compliance with Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O. Each loan to directors or other insiders must be pre-approved by the HBC board of directors with the interested director abstaining from voting.

        Environmental Regulation.    Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC. Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC's primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire. Based on a general survey of HBC's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2012.

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

        As required by Dodd-Frank, the FDIC adopted a new DIF restoration plan which became effective on January 1, 2011. Among other things, the plan: (i) raises the minimum designated reserve ratio, which the FDIC is required to set each year, to 1.35% (from the former minimum of 1.15%) and removes the upper limit on the designated reserve ratio (which was formerly capped at 1.50%) and consequently on the size of the DIF; (ii) requires that the fund reserve ratio reach 1.35% by September 30, 2020; (iii) eliminates the requirement that the FDIC provide dividends from the DIF when the reserve ratio is between 1.35% and 1.50%; and (iv) continues the FDIC's authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.50%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The FDIA continues to require that the FDIC's Board of Directors consider the appropriate level for the designated reserve ratio annually and, if changing the designated reserve ratio, engage in notice-and-comment rulemaking before the beginning of the calendar year. The FDIC has set a long-term goal of getting its reserve ratio up to 2% of insured deposits by 2027. In connection with these changes, we expect our FDIC deposit insurance premiums to increase.

        On February 7, 2011, the FDIC approved a final rule, as mandated by Dodd-Frank, changing the deposit insurance assessment system from one that is based on total domestic deposits to one that is based on average consolidated total assets minus average tangible equity. Under these rules, an institution with total assets of less than $10 billion will be assigned to a Risk Category. Each institution is assigned to one of four risk categories based on its capital, supervisory ratings and other factors. Well capitalized institutions that are financially sound with only a few minor weaknesses are assigned to Risk Category I. Risk Categories II, III and IV present progressively greater risks to the DIF. A range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution's brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. Total base assessment rates range from 2.5 to 9 basis points for Risk Category I, 9 to 24 basis points for Risk Category II, 18 to 33 basis points for Risk Category III, and 30 to 45 basis points for Risk Category IV, all subject to further adjustment upward if the institution holds more than a de minimis amount of unsecured debt issued by another FDIC-insured institution. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment. In addition, the final rule creates a scorecard-based assessment system for larger banks (those with more than $10 billion in assets) and suspends dividend payments if the DIF reserve ratio exceeds 1.50%, but provides for decreasing assessment rates when the DIF reserve ratio reaches certain thresholds.

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

        Our FDIC insurance expense totaled $918,000 for 2012. FDIC insurance expense includes deposit insurance assessments and Financing Corporation ("FICO") assessments related to outstanding FICO bonds to fund interest payments on bonds to recapitalize the predecessor to the DIF. These assessments will continue until the FICO bonds mature in 2017. The FICO assessment rates, which are determined quarterly, was 0.00165% of average total assets less average tangible equity for the first and second quarters of 2012, and 0.00160% of average total assets less average tangible equity for the third quarter of 2012. As of the date of this report, the Company had not received the FICO assessment for the fourth quarter of 2012.

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

        Qualifying capital is classified depending on the type of capital:

  •
  "Tier 1 capital" currently includes common equity and trust preferred securities, subject to certain criteria and quantitative limits. Under Dodd-Frank, for institutions like HCC with less than $15 billion in total consolidated assets, existing trust preferred capital still qualifies as Tier 1: however, under proposed rules issued to implement the capital requirements of Dodd-Frank and Basel III, trust preferred securities would be phased out of Tier 1 capital at a rate of 10% per year over a ten year period. Small bank holding companies with less than $500 million in assets could issue new trust preferred which could still qualify as Tier 1; however, the market for any new trust preferred capital raises is uncertain.

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

        Under the current capital guidelines, there are three fundamental capital ratios: a total risk-based capital ratio, a Tier 1 risk-based capital ratio, and a Tier 1 leverage ratio. To be deemed "well capitalized" a bank must have a total risk-based capital ratio, a Tier 1 risk-based capital ratio and a Tier 1 leverage ratio of at least 10%, 6% and 5%, respectively. At December 31, 2012, the respective capital ratios of HCC and HBC exceeded the minimum percentage requirements to be deemed "well-capitalized" under the regulatory framework for prompt corrective action. As of December 31, 2012, HBC's total risk-based capital ratio was 15.3% and its Tier 1 risk-based capital ratio was 14.0%. As of December 31, 2012, HCC's total risk-based capital ratio was 16.2% and its Tier 1 risk-based capital ratio was 15.0%.

        HCC and HBC are also required to comply with minimum leverage ratio requirements. The leverage ratio is the ratio of a banking organization's Tier 1 capital to its total adjusted quarterly average assets (as defined for regulatory purposes). The requirements necessitate a minimum leverage ratio of 3.0% for bank holding companies and banks that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority's risk-adjusted measure for market risk. All other bank holding companies and banks are required to maintain a minimum leverage ratio of 4.0%, unless a different minimum is specified by an appropriate regulatory authority. As of December 31, 2012, HBC's leverage capital ratio was 10.7%, and HCC's leverage capital ratio was 11.5%, both ratios exceeding regulatory minimums.

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

        In January 2009, the Basel Committee proposed to reconsider regulatory capital standards, supervisory and risk-management requirements and additional disclosures to further strengthen the Basel II framework in response to the worldwide economic downturn. In December 2009, the Basel Committee released two consultative documents proposing significant changes to bank capital, leverage and liquidity requirements to enhance the Basel II framework which had not yet been fully implemented internationally and even less so in the United States. The Group of Twenty Finance Ministers and Central Bank Governors (commonly referred to as the G-20), including the United States, endorsed the reform package, referred to as Basel III, and proposed phase in timelines in November, 2010.

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

        In June 2012, the U.S. federal bank regulatory agencies jointly issued a notice of proposed rulemaking to increase capital requirements for almost all banks and bank holding companies as required by Dodd-Frank and make them consistent with the international Basel III agreement. Higher risk weighting would be required for exposures that are more than 90 days past due or are on nonaccrual status and for certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also require unrealized gains and losses on certain securities holdings to be included in calculating capital ratios. The proposed rules would apply to all depository institutions and top-tier bank holding companies with assets of $500 million or more. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes "capital" for purposes of calculating those ratios. The new minimum capital level requirements would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a "capital conservation buffer" of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary executive bonuses, if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

        The proposed rules, including alternative requirements for smaller community financial institutions, would, when finalized, become effective in stages through 2019. The proposed rules would also remove the grandfather exemption in Section 171 of Dodd-Frank for banks with less than $15 billion in assets, but more than $500 million, and would require the phase out of the inclusion of trust preferred securities from Tier I capital instead over ten years, beginning in 2013. The proposed new framework was to have been effective January 1, 2013; however, due to the number of comment letters received by the federal banking agencies in response to the notice of proposed rule-making, the initial implementation has been postponed indefinitely. While the proposed new regulatory capital requirements will likely result in generally higher regulatory capital standards for the Company, it is difficult at this time to predict when or how many of the proposed provisions will ultimately be adopted or whether broader exemptions may be provided for community banks. In addition, bank regulators may also continue their past policies of expecting banks to maintain additional capital beyond the new minimum requirements. The implementation of more stringent requirements to maintain higher levels of capital or to maintain higher levels of liquid assets could adversely impact the Company's net income and return on equity, restrict the ability to pay dividends and require the raising of additional capital.

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

        HBC is a legal entity that is separate and distinct from its holding company. HCC receives cash through dividends paid by HBC. Subject to the regulatory restrictions which currently further restrict the ability of HBC to declare and pay dividends, future cash dividends by HBC will depend upon management's assessment of future capital requirements, contractual restrictions, and other factors.

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

        During the first quarter of 2012, the Company repurchased all of the $40 million Series A Preferred Stock issued to the U.S. Treasury Department under the TARP Capital Purchase Program. The Company used available cash and proceeds from a $30 million cash distribution approved by the DFI from the HBC to HCC. During the third quarter of 2012, the Company completed the redemption of $14 million fixed-rate subordinated debt. A $15 million distribution approved by the DFI from HBC to HCC provided the cash for the redemption.

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

        Under the terms of our trust preferred financings, including our related subordinated debentures, we cannot declare or pay any dividends or distributions (other than stock dividends) on, or redeem, purchase, acquire or make a liquidation payment with respect to, any shares of our capital stock if: (i) an event of default under any of the subordinated debenture agreements has occurred and is continuing; or (ii) if we give notice of our election to begin an extension period whereby we may defer payment of interest on the trust preferred securities for a period of up to sixty consecutive months as long as we are in compliance with all covenants of the agreement. The Company was in compliance with all of the covenants of the agreements and current with respect to interest accrued on trust preferred subordinated debt at December 31, 2012.

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

Employees

        At December 31, 2012, the Company had 190 full-time equivalent employees. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

 Risks Relating to Recent Economic Conditions and Governmental Response Efforts

Our business has been and may continue to be adversely affected by several business and economic conditions.

        We are operating in an uncertain economic environment. While there are signs of economic conditions improving, the persistent high unemployment rate, weak business and consumer spending, the U.S. budget deficit and uncertainty in European economies underline that the economy remains uncertain. Economic recovery has been and is expected to be slow in 2013. The continuing housing slump has resulted in reduced demand for the constructions of new housing, further declines in home prices, and increased delinquencies on construction, residential and commercial real estate loans. Business activity across a wide range of industries and regions is greatly affected. Local and state governments are in difficulty due to the reduction in sales taxes resulting from the lack of consumer spending and property taxes resulting from declining property values. Financial institutions continue to be affected by the contraction of the real estate market, elevated foreclosure rates, long-term high unemployment and underemployment rates and a stricter regulatory environment. While our market areas have not experienced the same degree of challenge in unemployment as other areas, the effects of these issues have trickled down to households and businesses in our markets. There can be no assurance that the recent economic improvement is sustainable and credit worthiness of our borrowers will not deteriorate. Continual economic uncertainty and slow growth could adversely affect or financial condition and results of operations, including a decline in demand for loans and other products and services, a decline in low cost or non-interest bearing deposits, a decline in the value of the collateral for our real estate loans, and an increase in loan delinquencies, non-performing assets, and net charge-offs. If our deposit growth level outpaces our loan growth, we could as a result have excess liquidity earning a less favorable yield. As the economy is uncertain, businesses are wary about capital expenditures or expansion of working capital and consumers are de-leveraging their debts. Hence, we have noticed a low level of loan demand due to an unfavorable economic climate and intensified competition for creditworthy borrowers, all of which could impact our ability to generate profitable loans.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

        On July 21, 2010, the President signed the Dodd-Frank Act. The Dodd-Frank Act has changed the bank regulatory framework with the creation of an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and is expected to establish more stringent capital standards for banks and bank holding companies. The legislation requires additional regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business operations, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These events may have a significant adverse effect on our financial performance and operating flexibility. In addition, these factors could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

        Furthermore, the Board of Governors of the Federal Reserve System, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted Federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve increases the Federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

        On June 7, 2012, the Federal Reserve Board approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The FDIC subsequently approved these proposed rules on June 12, 2012. The proposed rules implement the "Basel III" regulatory capital reforms and changes required by the Dodd-Frank Act.

        In June 2012, federal banking regulators jointly proposed rules that require agencies general risked-based and leverage capital requirements to incorporate "Basel III" capital requirements and implement provisions of Dodd-Frank. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes "capital" for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules). In addition, we would have to maintain an additional capital conservation buffer of 2.5% of total risk-weighted assets. We would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if our capital level fell below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. Under the proposed rules, trust preferred securities and underlying subordinated debt would be phased out of Tier 1 capital at a rate of 10% per year over a 10 year period. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company. In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.

        The application of more stringent capital requirements for the Company could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying out dividends or buying back shares.

Dodd-Frank may have a material impact on our operations and the cost of our operations.

        Dodd-Frank has significantly changed the current bank regulatory structure and affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. Dodd-Frank requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of Dodd-Frank may not be known for many months or years.

        Dodd-Frank broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. Dodd-Frank also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per account, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

        Dodd-Frank created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Although we have less than $10 billion in assets, we will continue to be examined for compliance with the consumer laws by our primary bank regulators. Dodd-Frank also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. Dodd-Frank requires the implementation of regulations for bank and savings and loan holding companies which establish capital standards that are no less stringent than those applicable to depository institutions themselves. Dodd-Frank also provided for originators of certain securitized loans to retain a percentage of the risk, directed the Federal Reserve Board to regulate pricing of certain debit card interchange fees, contained a number of reforms related to mortgage origination and authorized depository institutions to pay interest on business checking accounts. It is difficult to predict at this time what specific impact Dodd-Frank and implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs.

The FDIC's restoration plan and the related increased assessment rate could adversely affect our earnings.

        As a result of a series of financial institution failures and other market developments, the deposit insurance fund, or DIF, of the FDIC has been significantly depleted and reduced the ratio of reserves to insured deposits. As a result of economic conditions and the enactment of Dodd-Frank, the FDIC has increased the deposit insurance assessment rates and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the DIF to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

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

        In addition, we evaluate all loans identified impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains a number of commercial real estate, construction, and land development loans with relatively large balances, a deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans and their collateral, identification of additional problem loans and other factors, may also require an increase in our allowance for loan losses. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

        At December 31, 2012, nonperforming loans were 2.24% of the total loan portfolio and 1.07% of total assets. Nonperforming loans were 1.28% of total assets at December 31, 2012, excluding the short-term deposits of $271.9 million at the Federal Reserve Bank offsetting the short-term demand deposits from one customer. Nonperforming assets adversely affect our earnings in various ways. Until economic and market conditions improve, we may continue to incur losses relating to an increase in nonperforming assets. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a loss. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers' performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

        For the year ended December 31, 2012, we recorded a $2.8 million provision for loan losses, charged-off $5.5 million of loans, and recovered $1.0 million of loans. Since 2008 there has been a significant slowdown in the real estate markets in portions of counties in California where a majority of our loan customers, including our largest borrowing relationships, are based. This slowdown reflects declining prices in real estate, higher levels of inventories of homes and higher vacancies in commercial and industrial properties, all of which have contributed to financial strain on real estate developers and suppliers. At December 31, 2012, we had $354.9 million in commercial and residential real estate loans and $22.4 million in land and construction real estate loans, excluding loans held-for-sale, of which $4.7 million and $2.2 million, respectively, were on nonaccrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Continued deterioration in the real estate market could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, results of operations and capital.

Our business is subject to interest rate risk and variations in interest rates may negatively affect our financial performance.

        Our earnings and cash flows are highly dependent upon net interest income. Net interest income is the difference between interest income earned on interest earning assets such as loans and securities and interest expense paid on interest- bearing liabilities such as deposits and borrowed funds.

        Interest rates are sensitive to many factors outside our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the FRB, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but could also affect our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. Our portfolio of securities is subject to interest rate risk and will generally decline in value if market interest rates increase, and generally increase in value if market interest rates decline.

        In response to the recessionary state of the national economy, the gloomy housing market and the volatility of financial markets, the Federal Open Market Committee of the FRB ("FOMC") started a series of decreases in Federal funds target rate with seven decreases in 2008, bringing the target rate to a historically low range of 0% to 0.25% through December 2012. In their public statements after the first FOMC meeting in 2012, they expect the exceptionally low interest rates to continue through 2014.

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

        Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2012, 38% of our deposit base was comprised of noninterest bearing deposits, excluding $271.9 million of short-term demand deposits from one customer. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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

        We cannot be assured that such capital will be available to us on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, depositors of HBC or counterparties participating in the capital markets may adversely affect our capital costs and our ability to raise capital and, in turn, our liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on our business, financial condition and results of operations.

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

        A downturn in our real estate markets in California could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial, land development and construction) is a large portion of our loan portfolio. At December 31, 2012, approximately $421.2 million, or 52% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. Included in the $421.2 million of loans secured by real estate were $228.3 million (or 54%) of owner-occupied loans. The real estate securing our loan portfolio is concentrated in California which has experienced a significant decline in real estate values. There have been adverse developments affecting real estate values in one or more of our markets. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters particular to California. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values, including values of land held for development, decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

        At December 31, 2012, land and construction loans, including land acquisition and development total $22.4 million or 3% of our loan portfolio. This amount was comprised of 14% owner occupied and 86% non-owner occupied construction and land loans. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent primarily on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment. If our appraisal of the value of the completed project proves to be overstated, our collateral may be inadequate for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

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

        We seek to expand our franchise safely and consistently. A successful growth strategy requires us to manage multiple aspects of the business simultaneously, such as following adequate loan underwriting standards, balancing loan and deposit growth without increasing interest rate risk or compressing our net interest margin, maintaining sufficient capital, and recruiting, training and retaining qualified professionals. We may also experience a lag in profitability associated with the new branch openings.

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

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2012, we had a net deferred tax asset of $19.3 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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

        We anticipate intense competition will be continued for the coming year due to the recent consolidation of many financial institutions and more changes in legislature, regulation and technology. Further, we expect loan demand to continue to be challenging due to the uncertain economic climate and the intensifying competition for creditworthy borrowers, both of which could lead to loan rate concession pressure and could impact our ability to generate profitable loans. We expect we may see tighter competition in the industry as banks seek to take market share in the most profitable customer segments, particularly the small business segment and the mass-affluent segment, which offers a rich source of deposits as well as more profitable and less risky customer relationships. Further, with the rebound of the equity markets, our deposit customers may perceive alternative investment opportunities as providing superior expected returns. Technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments or other deposit accounts such as online virtual banks and non-bank service providers. The current low interest rate environment could increase such transfers of deposits to higher yielding deposits or other investments. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When our customers move money into higher yielding deposits or in favor of alternative investments, we can lose a relatively inexpensive source of funds, thus increasing our funding costs.

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

We rely on third- party vendors for important aspects of our operation.

        We depend on the accuracy and completeness of information provided by certain key vendors, including but not limited to data processing, payroll processing, technology support, investment security safekeeping, credit stress modeling, and accounting. Our ability to operate, as well as our financial condition and results of operations, could be negatively affected in the event of an interruption of an information system, an undetected error, or in the event of a natural disaster whereby certain vendors are unable to maintain business continuity.

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

        The ownership interest of the existing holders of our common stock will be diluted to the extent the warrant issued to the U.S. Treasury is exercised. The shares of common stock underlying the warrant represent approximately 2% of the shares of our common stock outstanding as of December 31, 2012. Although the U.S. Treasury has agreed to not vote any of the common shares it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any common shares acquired upon exercise of the warrant is not bound by this restriction. The terms of the warrant include an anti-dilution adjustment which provides that, if we issue common shares or securities convertible or exercisable into, or exchangeable for, common shares at a price that is less than 90% of the market price of such shares on the last trading day preceding the date of the agreement to sell such shares, the number of common shares to be issued would increase and the per share price of common shares to be purchased pursuant to the warrant would decrease.

        The ownership interest of our existing holders of common stock will be diluted to the extent our Series C Preferred Stock is automatically converted into common stock. The Series C Preferred Stock is convertible into an aggregate of 5,601,000 shares of our common stock upon a transfer of the Series C Preferred Stock to a transferee not affiliated with the holder in a widely dispersed offering. The shares of common stock underlying the Series C Preferred Stock represent approximately 21% of the shares of our common stock outstanding on December 31, 2012.

Holders of our subordinated debt have rights that are senior to those of our common and preferred shareholders.

        We have supported our continued growth through issuances of trust preferred securities from separate special purpose trusts and related issuance of subordinated debt to these trusts. At December 31, 2012, we had two issuances of trust preferred form two separate special purpose trusts outstanding totaling $9.3 million. Payments of the principal and interest on the subordinated debt are fully and unconditionally guaranteed by us. Further, the accompanying subordinated debt we issued to the special purpose trusts are senior to our outstanding shares of common stock and preferred stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock or preferred stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the subordinated debt must be satisfied before any distributions can be made on our preferred stock or common stock. We have the right to defer interest payments on our subordinated debt and the related trust preferred securities for up to five years, during which time no cash dividends may be paid on our common stock or preferred stock. In the event HCC does not have sufficient funds or HBC is unable to pay dividends to HCC, then we may be unable to pay the amounts due to the holders of the junior subordinated debt securities and we would then be unable to declare and pay any dividends on our common stock or preferred stock.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

        None.

 ITEM 2 — PROPERTIES

        The main and executive offices of HCC and HBC are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 387 Diablo Road in Danville, California 94526, at 3137 Stevenson Boulevard in Fremont, California 94538, at 300 Main Street in Pleasanton, California 94566, at 101 Ygnacio Valley Road in Walnut Creek, California 94596, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 419 S. San Antonio Road in Los Altos, California 94022, and at 175 E. El Camino Real in Mountain View, California 94040. The Company also has a loan production office located at 740 4th Street, Suite 114, Santa Rosa, California 95404.

Main Offices

        The main offices of HBC are located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen-story Class-A type office building. All three floors, consisting of approximately 35,547 square feet, are subject to a direct lease dated April 13, 2000, as amended, which expires on May 31, 2015. The current monthly rent payment for the first two floors, consisting of approximately 22,723 square feet, is $62,072 and is subject to 3% annual increases until the lease expires. The current monthly rent payment for the third floor, which consists of approximately 12,824 square feet, is $53,861 until the lease expires. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

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

        In May of 2006, the Company leased approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $5,078 and is subject to annual increases of 2% until the lease expires on September 30, 2016. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In April of 2007, the Company leased approximately 3,850 square feet on the first floor in a four-story multi-tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $14,729 and is subject to annual increases of 3% until the lease expires on August 15, 2014. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,300 square foot one-story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

        In February 2008, the Company extended its lease for approximately 4,840 square feet in a one-story multi-tenant shopping center located at 175 E. El Camino Real in Mountain View, California. The current monthly rent payment is $15,741 until the lease expires on May 31, 2013.

        In June of 2008, the Company leased approximately 5,213 square feet on the first floor in a two-story multi- tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $24,501 and is subject to annual increases of 3% until the lease expires on April 30, 2018. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In December of 2008, the Company extended its lease for approximately 1,920 square feet in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $5,943 until the lease expires on November 30, 2013. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In September of 2010, the Company extended its lease for approximately 4,096 square feet in a one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $15,209 and is subject to annual increases of 3% until the lease expires on October 31, 2017.

        In September of 2012, the Company leased, effective March 1, 2013, approximately 3,172 square feet in a one-story multi-tenant multi-use building located at 3137 Stevenson Boulevard in Fremont, California. The monthly rent payment is $6,820 and is subject to annual increases of 3% until the lease expires on February 29, 2020.

Loan Production Office

        In October of 2012, the Company renewed its lease for approximately 250 square feet of office space located at 740 Fourth Street in Santa Rosa, California. The current monthly rent payment is $1,287 until the lease expires on October 7, 2013.

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

ITEM 4 — MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The Company's common stock is listed on the NASDAQ Global Select Market under the symbol "HTBK." Management is aware of the following securities dealers which make a market in the Company's common stock: Credit Suisse Securities USA, UBS Securities LLC, LATOUR TRADING LLC, Deutsche Banc Alex Brown, SG Americas Securities LLC, MORGAN STANLEY & CO. LLC, Fig Partners, LLC, Dart Executions, LLC, Jane Street Markets, LLC, Merrill Lynch, Pierce, Fenner, VIRTU FINANCIAL BD LLC, Instinet, LLC, Goldman, Sachs & Co., WEDBUSH SECURITIES INC, Apex Clearing Corporation, Susquehanna Capital Group, Interactive Brokers LLC, Barclays Capital Inc./Le, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wedbush Securities Inc., Citadel Securities LLC, Knight Capital Americas, BNP Paribas Securities Corp., RBC Capital Market Corp., Timber Hill Inc., Keefe,

Bruyette & Woods, Inc., Sandler O'Neill & Partners, D.A. Davidson & Co., Raymond James & Associates, Sidoti & Company, LLC, and Stifel, Nicolaus, & Company. These market makers have committed to make a market for the Company's common stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future.

        The information in the following table for 2012 and 2011 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price
			Dividend Per Share
Quarter	High	Low
Year ended December 31, 2012:
Fourth quarter	$7.10	$6.36	$—
Third quarter	$7.11	$5.96	$—
Second quarter	$6.75	$5.96	$—
First quarter	$6.44	$4.59	$—
Year ended December 31, 2011:
Fourth quarter	$5.20	$3.75	$—
Third quarter	$5.14	$3.85	$—
Second quarter	$5.44	$4.63	$—
First quarter	$5.10	$4.27	$—

        The closing price of our common stock on February 8, 2013 was $6.79 per share as reported by the NASDAQ Global Select Market.

        As of February 8, 2013, there were approximately 700 holders of record of common stock. There are no other classes of common equity outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2012 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,314,347(1)	$12.90	369,912(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
Consists of 75,810 options to acquire shares of common stock issued under the Company's 1994 stock option plan, and 1,238,537 options to acquire shares under the Company's Amended and Restated 2004 Equity Plan.

(2)
Available under the Company's Amended and Restated 2004 Equity Plan.

Performance Graph

        The following graph compares the stock performance of the Company from December 31, 2007 to December 31, 2012, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

        The following chart compares the stock performance of the Company from December 31, 2007 to December 31, 2012, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance.

	Period Ended
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Heritage Commerce Corp*	100	61	22	24	26	38
S&P 500*	100	62	76	86	86	97
NASDAQ — Total US*	100	59	86	100	98	114
NASDAQ Bank Index*	100	76	62	69	61	70

*
Source: SNL Financial Bank Information Group — (434) 977-1600

ITEM 6 — SELECTED FINANCIAL DATA

        The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 — "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

 SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$52,565	$52,031	$55,087	$62,293	$75,957
Interest expense	4,187	5,875	10,512	16,326	24,444

Net interest income before provision for loan losses	48,378	46,156	44,575	45,967	51,513
Provision for loan losses	2,784	4,469	26,804	33,928	15,537

Net interest income after provision for loan losses	45,594	41,687	17,771	12,039	35,976
Noninterest income	8,865	8,422	8,733	8,027	6,791
Noninterest expense	40,256	39,572	88,127	44,760	42,392

Income (loss) before income taxes	14,203	10,537	(61,623)	(24,694)	375
Income tax expense (benefit)	4,294	(834)	(5,766)	(12,709)	(1,387)

Net income (loss)	9,909	11,371	(55,857)	(11,985)	1,762
Dividends and discount accretion on preferred stock	(1,206)	(2,333)	(2,398)	(2,376)	(255)

Net income (loss) available to common shareholders	$8,703	$9,038	$(58,255)	$(14,361)	$1,507

PER COMMON SHARE DATA:
Basic net income (loss)(1)	$0.27	$0.28	$(3.64)	$(1.21)	$0.13
Diluted net income (loss)(2)	$0.27	$0.28	$(3.64)	$(1.21)	$0.13
Book value per common share(3)	$5.71	$5.30	$4.73	$11.34	$12.38
Tangible book value per common share(4)	$5.63	$5.20	$4.61	$7.38	$8.37
Pro forma tangible book value per share, assuming Series C Preferred Stock was converted into common stock(5)	$5.25	$4.90	$4.41	$7.38	$8.37
Weighted average number of shares outstanding — basic	31,904,245	31,867,584	16,026,058	11,820,509	12,002,910
Weighted average number of shares outstanding — diluted	31,930,337	31,871,394	16,026,058	11,820,509	12,039,776
Shares outstanding at period end	26,322,147	26,295,001	26,233,001	11,820,509	11,820,509
Pro forma common shares outstanding at period end, assuming Series C Preferred Stock was converted into common stock(6)	31,923,147	31,896,001	31,834,001	11,820,509	11,820,509
BALANCE SHEET DATA:
Securities	$419,384	$380,455	$232,165	$109,966	$104,475
Net loans	$793,286	$743,891	$820,845	$1,041,345	$1,223,624
Allowance for loan losses	$19,027	$20,700	$25,204	$28,768	$25,007
Goodwill and other intangible assets	$2,000	$2,491	$3,014	$46,770	$47,412
Total assets	$1,693,312	$1,306,194	$1,246,369	$1,363,870	$1,499,227
Total deposits	$1,479,368	$1,049,428	$993,918	$1,089,285	$1,154,050
Securities sold under agreement to repurchase	$—	$—	$5,000	$25,000	$35,000
Subordinated debt	$9,279	$23,702	$23,702	$23,702	$23,702
Note payable	$—	$—	$—	$—	$15,000
Short-term borrowings	$—	$—	$2,445	$20,000	$55,000
Total shareholders' equity	$169,741	$197,831	$182,152	$172,305	$184,267
SELECTED PERFORMANCE RATIOS:(7)
Return (loss) on average assets	0.73%	0.89%	-4.17%	-0.83%	0.12%
Return (loss) on average tangible assets	0.73%	0.89%	-4.25%	-0.86%	0.13%
Return (loss) on average equity	5.75%	6.02%	-30.82%	-6.68%	1.15%
Return (loss) on average tangible equity	5.83%	6.11%	-35.66%	-9.06%	1.67%
Net interest margin	3.88%	3.94%	3.69%	3.53%	3.94%
Efficiency ratio, excluding impairment of goodwill	70.32%	72.51%	84.31%	82.90%	72.71%
Average net loans (excludes loans held for sale) as a percentage of average deposits	67.98%	75.91%	87.53%	98.98%	100.01%
Average total shareholders' equity as a percentage of average total assets	12.72%	14.82%	13.55%	12.46%	10.52%
SELECTED ASSET QUALITY DATA:(8)
Net loan charge-offs to average loans	0.57%	1.12%	3.18%	2.59%	0.23%
Allowance for loan losses to total loans	2.34%	2.71%	2.98%	2.69%	2.00%
Nonperforming loans to total loans plus nonaccrual loans — loans held-for-sale	2.24%	2.20%	3.90%	5.83%	3.24%
Nonperforming assets	$19,464	$19,142	$34,399	$64,616	$41,101
CAPITAL RATIOS:
Total risk-based	16.2%	21.9%	20.9%	12.9%	13.4%
Tier 1 risk-based	15.0%	20.6%	19.7%	11.6%	12.1%
Leverage	11.5%	15.3%	14.1%	10.1%	11.3%

Notes:

(1)
Represents net income (loss) available to common shareholders divided by the average number of shares of common stock outstanding for the respective period. For years prior to 2009, earnings per share ("EPS") and weighted average shares outstanding have been adjusted retrospectively to apply new accounting guidance that became effective in 2009. For the years reflected in the table, this change in computation did not involve a sufficient number of shares to change basic or diluted EPS from amounts previously reported.

(2)
Represents net income (loss) available to common shareholders, less net income allocated to Series C Preferred Stock, divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period.

(3)
Represents shareholders' equity minus preferred stock divided by the number of shares of common stock outstanding at the end of the period indicated.

(4)
Represents shareholders' equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at the end of period indicated.

(5)
Represents shareholders' equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at the end of period indicated, assuming 21,004 shares of Series C Preferred Stock was converted into 5,601,000 shares of common stock.

(6)
Assumes 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock at December 31, 2012, 2011 and 2010.

(7)
Average balances used in this table and throughout this Annual Report are based on daily averages.

(8)
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

  Performance Overview

        For the year ended December 31, 2012, net income was $9.9 million and net income available to common shareholders was $8.7 million, or $0.27 per average diluted common share. For the year ended December 31, 2011, net income was $11.4 million and net income available to common shareholders was $9.0 million, or $0.28 per average diluted common share, which included a reversal of the $3.7 million partial valuation allowance for deferred tax assets that was established in 2010.

  Significant 2012 Events

  •
  During the first quarter of 2012, the Company repurchased all of the $40 million Series A Preferred Stock issued to the U.S. Treasury Department under the TARP Capital Purchase Program. The Company used available cash and proceeds from a $30 million cash distribution from the Bank to the Company. The repurchase of the Series A Preferred Stock will save $2.0 million in annual dividends.

  •
  During the third quarter of 2012, the Company completed the redemption of $14 million fixed-rate subordinated debt, which will reduce approximately $1.5 million (pre-tax) of interest expense on an annual basis going forward. A $15 million distribution from HBC to the Company provided the cash for the redemption. The Company incurred a charge of $601,300 in 2012 for the early payoff premium on the redemption of the subordinated debt.

  •
  Although the repurchase of the $40 million Series A Preferred Stock and the redemption of the $14 million fixed-rate subordinated debt reduced regulatory capital levels, capital ratios exceed regulatory requirements for a well-capitalized financial institution at the holding company and bank level at December 31, 2012:

Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce	Well-Capitalized Financial Institution Regulatory Guidelines
Total Risk-Based	16.2%	15.3%	10.0%
Tier 1 Risk-Based	15.0%	14.0%	6.0%
Leverage	11.5%	10.7%	5.0%
  •
  The Company evaluated its available-for-sale portfolio and reclassified at fair value approximately $16.4 million of the mortgage-backed securities to the held-to-maturity category during the third quarter of 2012. The related unrealized after-tax gains of approximately $505,000 remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification.

  •
  Late in the fourth quarter of 2012, the Company received short-term demand deposits in the amount of $467.5 million from one customer, of which $195.6 million was subsequently withdrawn, for a net outstanding balance of $271.9 million at December 31, 2012. An additional $233.7 million of these deposits were withdrawn in January 2013.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin decreased 6 basis points to 3.88% for the year ended December 31, 2012, compared to 3.94% for the year ended December 31, 2011. The decrease in the net interest margin for 2012, compared to 2011 was primarily due to lower yields on loans and securities, partially offset by a lower cost of funds. The net interest margin increased 25 basis points to 3.94% for the year ended December 31, 2011, compared to 3.69% for the year ended December 31, 2010. The increase in the net interest margin for 2011 compared to 2010 was primarily due to an increase in the yields on loans and a decrease in rates paid on deposits.

  •
  Net interest income increased 5% to $48.4 million for the year ended December 31, 2012, compared to $46.2 million for the year ended December 31, 2011, primarily due to an increase in the average balance of investment securities, and a decrease in the rates paid on interest-bearing liabilities, partially offset by a decrease in the average balance of loans. Net interest income increased 4% to $46.2 million for the year ended December 31, 2011, compared to $44.6 million for the year ended December 31, 2010, primarily due to an increase in the average balance of investment securities, and a decrease in the average balance and rates paid on interest-bearing liabilities, partially offset by a decrease in the average balance of loans.

  •
  The provision for loan losses was $2.8 million for the year ended December 31, 2012, compared to $4.5 million for the year ended December 31, 2011, and $26.8 million for the year ended December 31, 2010. The decrease in the provision for loan losses in 2012 compared to 2011 reflects a lower volume of classified assets and the gradual strengthening of the Northern California regional economy. The decrease in the provision for loan losses in 2011 compared to 2010 reflects a lower volume of classified and nonperforming loans and contraction of the loan portfolio.

  •
  Noninterest income increased 5% to $8.9 million for the year ended December 31, 2012, compared to $8.4 million for the year ended December 31, 2011. The increase was primarily due to a higher gain on sales of securities, partially offset by a lower gain on sales of SBA loans. Noninterest income for 2012 included a $1.6 million gain on sales of securities, compared to a $459,000 gain on sales of securities in 2011, and a $2.0 million gain on sales of securities in 2010. Noninterest income for 2012 included a $702,000 gain on sales of SBA loans, compared to a $1.5 million gain on sales of SBA loans in 2011, and a $1.1 million gain on sales of SBA loans in 2010. Noninterest income decreased 4% to $8.4 million for the year ended December 31, 2011, compared to $8.7 million for the year ended December 31, 2010.

  •
  Noninterest expense was $40.3 million for the year ended December 31, 2012, compared to $39.6 million, for the year ended December 31, 2011. The increase from year to year primarily resulted from the redemption of the subordinated debt, which resulted in total charges of $601,300 during the year ended December 31, 2012, and higher salaries and employee benefits costs. Noninterest expense was $39.6 million for the year ended December 31, 2011, compared to $44.9 million, excluding the $43.2 million impairment of goodwill, for the year ended December 31, 2010. Noninterest expense decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to lower write- downs on loans held-for-sale, a decrease in salaries and benefits expense, lower professional fees and lower FDIC insurance premiums.

  •
  The efficiency ratio was 70.32% for the year ended December 31, 2012, compared to 72.51% for the year ended December 31, 2011. The efficiency ratio was 84.31% for the year ended December 31, 2010, excluding a non-cash goodwill impairment charge of $43.2 million.

  •
  The income tax expense for the year ended December 31, 2012 was $4.3 million, compared to an income tax benefit of $834,000 for the year ended December 31, 2011, and an income tax benefit of $5.8 million for the year ended December 31, 2010. The income tax benefit for the year ended December 31, 2011 included the reversal of the $3.7 million partial valuation allowance for deferred tax assets that was established in 2010.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, interest-bearing deposits in other financial institutions and securities available-for-sale increased 64% to $741.5 million at December 31, 2012, compared to $453.3 million at December 31, 2011. Excluding the short-term deposits of $271.9 million at the Federal Reserve Bank offsetting the short-term demand deposits from one customer, total cash, interest-bearing deposits in other financial institutions and securities available-for-sale increased 4% to $469.6 million at December 31, 2012, compared to December 31, 2011.

  •
  Securities held-to-maturity, at amortized cost, were $51.5 million at December 31, 2012, compared to no securities held-to-maturity at December 31, 2011.

  •
  Total loans, excluding loans held-for-sale, increased $47.7 million, or 6%, to $812.3 million at December 31, 2012, compared to $764.6 million at December 31, 2011.

  •
  Classified assets (net of SBA guarantees) decreased 38% to $36.8 million at December 31, 2012, compared to $59.5 million at December 31, 2011.

  •
  The allowance for loan losses at December 31, 2012 was $19.0 million, or 2.34% of total loans, representing 104.58% of nonperforming loans (there were no nonaccrual loans in loans held-for-sale at December 31, 2012). The allowance for loan losses at December 31, 2011 was

    $20.7 million, or 2.71% of total loans, representing 124.37% of nonperforming loans excluding nonaccrual loans in loans held-for-sale.

  •
  Nonperforming assets were $19.5 million, or 1.15% of total assets at December 31, 2012, compared to $19.1 million, or 1.47% of total assets at December 31, 2011. Nonperforming assets were 1.37% of total assets at December 31, 2012, excluding the short-term deposits of $271.9 million at the Federal Reserve Bank offsetting the short-term demand deposits from one customer.

  •
  Net loan charge-offs were $4.5 million for the year ended December 31, 2012, compared to $9.0 million for the year ended December 31, 2011.

  •
  Core deposits (excluding all time deposits, CDARS deposits and the $271.9 million of short-term demand deposits from one customer) increased to $883.8 million at December 31, 2012, an increase of $122.9 million, or 16% from December 31, 2011.

  •
  Noninterest-bearing deposits increased 32% to $455.8 million at December 31, 2012 from December 31, 2011, excluding $271.9 million of short-term demand deposits from one customer received late in the fourth quarter of 2012.

  •
  Interest-bearing demand deposits increased 16% to $156.0 million at December 31, 2012 from December 31, 2011.

  •
  The ratio of noncore funding (which consists of time deposits $100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase, and short-term borrowings) to total assets was 17.63% at December 31, 2012, compared to 19.90% at December 31, 2011. The ratio of noncore funding to total assets was 21.00% at December 31, 2012, excluding the short-term deposits of $271.9 million at the Federal Reserve Bank offsetting the short-term demand deposits from one customer.

  •
  The loan to deposit ratio was 54.91% at December 31, 2012, compared to 72.86% at December 31, 2011. The loan to deposit ratio was 67.27% at December 31, 2012, excluding the $271.9 million of short-term demand deposits from one customer.

  Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $97.8 million in brokered deposits at December 31, 2012, compared to $84.7 million at December 31, 2011. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators decreased to $21.4 million at December 31, 2012, compared to $37.6 million at December 31, 2011. Certificates of deposit from the State of California totaled $85.0 million at December 31, 2012, compared to $50.0 million at December 31, 2011. Deposits at December 31, 2012 were $1.5 billion, compared to $1.0 billion at December 31, 2011. Core deposits (excluding all time deposits, CDARS deposits and the $271.9 million of short-term demand deposits from one customer) increased to $883.8 million at December 31, 2012, an increase of $122.9 million, or 16% from December 31, 2011. The ratio of noncore funding to total assets was 21.00% at December 31, 2012, excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $10.2 million at December 31, 2012, compared to $6.4 million at December 31, 2011.

  Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At December 31, 2012, we had $373.6 million in cash and cash equivalents ($101.7 million, excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer) and approximately $350.5 million in available borrowing capacity from various sources including the FHLB, the FRB, and Federal funds facilities with several financial institutions. The Company also had $293.3 million in unpledged securities available at December 31, 2012. Our loan to deposit ratio decreased to 54.91% at December 31, 2012, compared to 72.86% at December 31, 2011, primarily due to an increase in core deposits. The loan to deposit ratio was 67.27% at December 31, 2012, excluding the short-term demand deposits of $271.9 million from one customer.

  Lending

        Our lending business originates primarily through our branch offices located in our primary market. The Company also has an additional SBA loan production office in Santa Rosa, California. Total loans, excluding loans held-for-sale, increased $47.7 million, or 6%, to $812.3 million at December 31, 2012, compared to $764.6 million at December 31, 2011. The total loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 46% of the portfolio at December 31, 2012. Commercial and residential real estate loans accounted for 44% of the total loan portfolio at December 31, 2012, of which 51% were owner-occupied by businesses. Consumer and home equity loans accounted for 7% of the total loan portfolio, and land and construction loans accounted for the remaining 3% of our total loan portfolio at December 31, 2012. The yield on the loan portfolio was 5.18% for the year ended December 31, 2012, compared to 5.32% for the year ended December 31, 2011. The decrease in the yield on the loan portfolio for year ended December 31, 2012, compared to the same period in 2011, was primarily the result of lower yields on renewals.

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

  Noninterest Income

        While net interest income remains the largest single component of total revenues, noninterest income is an important component. A portion of the Company's noninterest income is associated with its SBA lending activity, consisting of gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing retained. Other sources of noninterest income include loan servicing fees, service charges and fees, cash surrender value from company owned life insurance policies, gains on the disposition of foreclosed assets, and gains on the sale of securities. The Company sold $40.6 million of agency mortgage-backed securities for a gain on sales of securities of $1.6 million for the year ended December 31, 2012, compared to a $459,000 gain on sales of securities for the year ended December 31, 2011.

  Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. The Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Noninterest expense for the year ended December 31, 2012 was $40.3 million, compared to $39.6 million a year ago. The increase from year to year primarily resulted from the redemption of the $14 million fixed-rate subordinated debt prior to its maturity date, which resulted in a charge of $601,300 during the third quarter of 2012, and higher salaries and employee benefits costs.

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

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. During the third quarter of 2012, the Company completed the redemption of $14 million fixed-rate subordinated debt, and has $9.3 million of variable-rate subordinated debt outstanding at year-end 2012. The Company is current with respect to interest accrued on trust preferred subordinated debt securities as of December 31, 2012.

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

  Net Interest Income and Net Interest Margin

        The level of net interest income depends on several factors in combination, including growth in earning assets, yields on earning assets, the cost of interest-bearing liabilities, the relative volumes of earning assets and interest-bearing liabilities, and the mix of products that comprise the Company's earning assets, deposits, and other interest-bearing liabilities. Net interest income can also be impacted by the reversal of interest on loans placed on nonaccrual status, and recovery of interest on loans that have been on nonaccrual and are either sold or returned to accrual status. To maintain its net interest margin, the Company must manage the relationship between interest earned and paid.

        The following Distribution, Rate and Yield table presents for each of the past three years, the average amounts outstanding for the major categories of the Company's balance sheet, the average interest rates earned or paid thereon, and the resulting net interest margin on average interest earning assets for the periods indicated. Average balances are based on daily averages.

Distribution, Rate and Yield

	Year Ended December 31,
	2012			2011			2010
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$787,032	$40,800	5.18%	$804,068	$42,769	5.32%	$971,025	$49,633	5.11%
Securities — taxable	404,913	11,519	2.84%	297,231	9,088	3.06%	148,069	5,236	3.54%
Securities — tax exempt(2)	4,575	172	3.77%	—	—	N/A	—	—	N/A
Federal funds sold and interest-bearing deposits in other financial institutions	52,500	134	0.26%	68,878	174	0.25%	89,083	218	0.24%

Total interest earning assets(2)	1,249,020	52,625	4.21%	1,170,177	52,031	4.45%	1,208,177	55,087	4.56%

Cash and due from banks	21,583			21,077			21,234
Premises and equipment, net	7,774			8,022			8,742
Goodwill and other intangible assets	2,258			2,762			24,609
Other assets	72,799			73,172			75,216

Total assets	$1,353,434			$1,275,210			$1,337,978

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$392,131			$334,676			$265,546
Demand, interest-bearing	150,476	223	0.15%	133,538	238	0.18%	153,618	341	0.22%
Savings and money market	288,980	611	0.21%	279,250	892	0.32%	297,257	1,440	0.48%
Time deposits — under $100	27,337	132	0.48%	31,549	230	0.73%	37,889	496	1.31%
Time deposits — $100 and Over	167,804	958	0.57%	131,756	1,298	0.99%	134,024	1,900	1.42%
Time deposits — brokered	91,278	867	0.95%	92,278	1,217	1.32%	155,558	3,750	2.41%
CDARS — money market and time deposits	5,756	9	0.16%	16,403	67	0.41%	18,252	159	0.87%

Total interest-bearing deposits	731,631	2,800	0.38%	684,774	3,942	0.58%	796,598	8,086	1.02%

Total deposits	1,123,762	2,800	0.25%	1,019,450	3,942	0.39%	1,062,144	8,086	0.76%
Subordinated debt	19,052	1,383	7.26%	23,702	1,871	7.89%	23,702	1,878	7.92%
Securities sold under agreement to repurchase	—	—	N/A	712	24	3.37%	18,767	418	2.23%
Short-term borrowings	1,518	4	0.26%	933	38	4.07%	8,347	130	1.56%

Total interest-bearing liabilities	752,201	4,187	0.56%	710,121	5,875	0.83%	847,414	10,512	1.24%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,144,332	4,187	0.37%	1,044,797	5,875	0.56%	1,112,960	10,512	0.94%
Other liabilities	36,909			41,473			43,776

Total liabilities	1,181,241			1,086,270			1,156,736
Shareholders' equity	172,193			188,940			181,242

Total liabilities and shareholders' equity	$1,353,434			$1,275,210			$1,337,978

Net interest income(2) / margin		48,438	3.88%		46,156	3.94%		44,575	3.69%
Less tax equivalent adjustment(2)		(60)			—			—

Net interest income		$48,378			$46,156			$44,575

(1)
Includes loans held-for-sale. Yields and amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

(2)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

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

Volume and Rate Variances

	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$(851)	$(1,118)	$(1,969)	$(8,890)	$2,026	$(6,864)
Securities — taxable	3,078	(647)	2,431	4,557	(705)	3,852
Securities — tax exempt(1)	172	—	172	—	—	—
Federal funds sold and interest-bearing deposits in other financial institutions	(45)	5	(40)	(49)	5	(44)

Total interest income on interest earning assets(1)	2,354	(1,760)	594	(4,382)	1,326	(3,056)

Expense from the interest-bearing liabilities:
Demand, interest-bearing	23	(38)	(15)	(39)	(64)	(103)
Savings and money market	25	(306)	(281)	(59)	(489)	(548)
Time deposits — under $100	(19)	(79)	(98)	(47)	(219)	(266)
Time deposits — $100 and over	207	(547)	(340)	(29)	(573)	(602)
Time deposits — brokered	(10)	(340)	(350)	(836)	(1,697)	(2,533)
CDARS — money market and time deposits	(17)	(41)	(58)	(8)	(84)	(92)
Subordinated debt	(338)	(150)	(488)	—	(7)	(7)
Securities sold under agreement to repurchase	(24)	—	(24)	(608)	214	(394)
Short-term borrowings	2	(36)	(34)	(302)	210	(92)

Total interest expense on interest-bearing liabilities	(151)	(1,537)	(1,688)	(1,928)	(2,709)	(4,637)

Net interest income(1)	$2,505	$(223)	2,282	$(2,454)	$4,035	1,581

Less tax equivalent adjustment(1)			(60)			—

Net interest income			$2,222			$1,581

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin, expressed as a percentage of average earning assets was 3.88% for 2012, a decrease of 6 basis points compared to 3.94% for 2011, principally due to lower yields on loans and securities, partially offset by a lower cost of funds. The Company's net interest margin for 2011 increased 25 basis points compared to 3.69% for 2010, principally due to a higher yield on loans and a lower cost of deposits. The yield on interest earning assets decreased to 4.21% for 2012, compared to 4.45% for 2011, and 4.56% for 2010, primarily due to contraction in the loan portfolio. The cost of total deposits, including noninterest-bearing demand deposits, decreased to 0.25% for 2012, compared to 0.39% for 2011, and 0.76% for 2010, as a result of maturing higher-cost wholesale funding and a more cost-effective blend of core deposits.

        Net interest income for the year ended December 31, 2012 increased $2.2 million to $48.4 million, compared to $46.2 million a year ago, primarily due to a an increase in the average balance of investment securities, and a decrease in the rates paid on interest-bearing liabilities, partially offset by a decrease in the average balance of loans. Net interest income for the year ended December 31, 2011 increased $1.6 million to $46.2 million, compared to $44.6 million for the year ended December 31, 2010, primarily due to an increase in average balance of investment securities, and a decrease the average balance and in rates paid on interest-bearing liabilities partially offset by a decrease in the average balance of loans.

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

        The Company had a provision for loan losses of $2.8 million for the year ended December 31, 2012, compared to a provision for loan losses of $4.5 million for the year ended December 31, 2011, and a provision for loan losses of $26.8 million for the year ended December 31, 2010. The decrease in the provision for loan losses in 2012 compared to 2011 and 2010 reflects the improvement in credit quality.

        The allowance for loan losses represented 2.34%, 2.71% and 2.98% of total loans at December 31, 2012, 2011 and 2010, respectively. The year over year decrease in the allowance for loan losses was primarily due to improved risk grading and credit metrics on non-impaired real estate loans, as well as a decline in historical charge-off levels. Annualized net charge-offs as a percentage of average loans were 0.57% as of December 31, 2012, as compared to 1.12% as of December 31, 2011, and 3.18% as of December 31, 2010. The year over year decrease was partially offset by an increase in the allowance for loan losses on impaired real estate loans. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses."

  Noninterest Income

        The following table sets forth the various components of the Company's noninterest income:

	Year Ended December 31,			Increase (decrease) 2012 versus 2011		Increase (decrease) 2011 versus 2010
	2012	2011	2010	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,333	$2,355	$2,228	$(22)	-1%	$127	6%
Servicing income	1,743	1,743	1,719	—	0%	24	1%
Increase in cash surrender value of life insurance	1,720	1,706	1,677	14	1%	29	2%
Gain on sales of securities	1,560	459	1,955	1,101	240%	(1,496)	-77%
Gain on sales of SBA loans	702	1,461	1,058	(759)	-52%	403	38%
Loss on sales of other loans	—	—	(887)	—	N/A	887	-100%
Other	807	698	983	109	16%	(285)	-29%

Total	$8,865	$8,422	$8,733	$443	5%	$(311)	-4%

        The increase in noninterest income for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to a higher gain on sales of securities, partially offset by a lower gain on sales of SBA loans. The decrease in noninterest income for the year ended December 31, 2011, compared to the year ended December 31, 2010, was primarily due to a lower gain on sales of securities, which was partially offset by an $887,000 loss on sales of other loans during 2010.

        The Company sold $40.6 million of agency mortgage-backed securities for a gain of $1.6 million during the year ended December 31, 2012, compared to a $459,000 gain during the year ended December 31, 2011, and a $2.0 million gain during the year ended December 31, 2010.

        A portion of the Company's noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2012, SBA loan sales resulted in a $702,000 gain, compared to a $1.5 million gain on sales of SBA loans in 2011, and a $1.1 million gain on sales of SBA loans in 2010. The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        The increase in cash surrender value of life insurance approximates a 3.69% after tax yield on the policies. To realize this tax advantaged yield the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

  Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense:

	Year Ended December 31,			Increase (decrease) 2012 versus 2011		Increase (decrease) 2011 versus 2010
	2012	2011	2010	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$21,722	$20,574	$21,234	$1,148	6%	$(660)	-3%
Occupancy and equipment	3,997	4,083	4,087	(86)	-2%	(4)	0%
Professional fees	2,876	2,861	3,975	15	1%	(1,114)	-28%
Software subscriptions	1,149	1,078	1,004	71	7%	74	7%
Low income housing investment losses	1,195	1,035	795	160	15%	240	30%
Data processing	983	876	831	107	12%	45	5%
FDIC deposit insurance premiums	918	1,294	4,002	(376)	-29%	(2,708)	-68%
Insurance expense	911	941	1,007	(30)	-3%	(66)	-7%
Premium on redemption of subordinated debt	601	—	—	601	N/A	—	N/A
Advertising and promotion	457	435	395	22	5%	40	10%
Foreclosed assets	(45)	389	650	(434)	-112%	(261)	-40%
Writedown of loans held-for-sale	—	29	1,080	(29)	-100%	(1,051)	-97%
Impairment of goodwill	—	—	43,181	—	N/A	(43,181)	-100%
Other	5,492	5,977	5,886	(485)	-8%	91	2%

Total	$40,256	$39,572	$88,127	$684	2%	$(48,555)	-55%

        The following table indicates the percentage of noninterest expense in each category:

  Noninterest Expense by Category

	2012		2011		2010
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$21,722	54%	$20,574	52%	$21,234	24%
Occupancy and equipment	3,997	10%	4,083	10%	4,087	5%
Professional fees	2,876	7%	2,861	7%	3,975	4%
Software subscriptions	1,149	3%	1,078	3%	1,004	1%
Low income housing investment losses	1,195	3%	1,035	3%	795	1%
Data processing	983	3%	876	2%	831	1%
FDIC deposit insurance premiums	918	2%	1,294	3%	4,002	5%
Insurance expense	911	2%	941	3%	1,007	1%
Premium on redemption of subordinated debt	601	1%	—	0%	—	0%
Advertising and promotion	457	1%	435	1%	395	0%
Foreclosed assets	(45)	0%	389	1%	650	1%
Writedown of loans held-for-sale	—	0%	29	0%	1,080	1%
Impairment of goodwill	—	0%	—	0%	43,181	49%
Other	5,492	14%	5,977	15%	5,886	7%

Total	$40,256	100%	$39,572	100%	$88,127	100%

        Noninterest expense for the year ended December 31, 2012 increased 2% to $40.3 million, compared to $39.6 million for the year ended December 31, 2011. The increase from year to year primarily resulted from the early pay off premium on the redemption of the $14 million fixed-rate subordinated debt, and an increase in salaries and employee benefits. The early payoff premium on the redemption of the $14 million fixed-rate subordinated debt resulted in a $601,300 charge during the year ended December 31, 2012. Salaries and employee benefits increased $1.1 million, or 6%, for the year ended December 31, 2012 from the year ended December 31, 2011, primarily due to higher health insurance premiums and the addition of seasoned bankers in our lending group. Full-time equivalent employees were 190, 189, and 181 at December 31, 2012, 2011, and 2010, respectively. FDIC deposit insurance premiums decreased $376,000, or 29%, for the year ended December 31, 2012, compared to 2011 due to a decrease in the FDIC deposit assessment rate as the Company's risk profile improved. Foreclosed assets expense decreased $434,000 or 112%, for 2012, compared to 2011 due to a gain on the disposition of foreclosed assets. Other noninterest expense decreased in 2012, compared to 2011 due to lower credit related costs and management's efforts to control expenses.

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

        The Company's Federal and state income tax expense in 2012 was $4.3 million, as compared to an income tax benefit of $834,000 in 2011, and an income tax benefit of $5.8 million in 2010. The income tax benefit of $834,000 in 2011 included the elimination of a $3.7 million partial valuation allowance for the Company's deferred tax asset. The following table shows the effective income tax rates for 2012, 2011, and 2010:

	For the Year Ended December 31,
	2012	2011	2010
Effective income tax rate	30.2%	-7.9%	-9.4%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, goodwill impairment, and the deferred tax asset valuation allowance.

        The Company has total investments of $2.5 million in low-income housing limited partnerships as of December 31, 2012. These investments have generated annual tax credits of approximately $845,000 for the year ended December 31, 2012, and $846,000 for the year ended December 31, 2011, and $1.0 million for the year ended December 31, 2010.

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

        The Company had net deferred tax assets of $19.3 million and $21.9 million at December 31, 2012, and December 31, 2011, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at December 31, 2012 and December 31, 2011 will be fully realized in future years.

Financial Condition

        As of December 31, 2012, total assets were $1.69 billion, an increase of 30% compared to $1.31 billion at December 31, 2011. Excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer, total assets at December 31, 2012 increased 9% from December 31, 2011. The investment securities available-for-sale portfolio totaled $367.9 million at December 31, 2012, a decrease of 3% from $380.5 million at December 31, 2011. In addition, securities held-to-maturity totaled $51.5 million at December 31, 2012, compared to none at December 31, 2011. The total loan portfolio, excluding loans held-for-sale, was $812.3 million, an increase of 6% from $764.6 million at year-end 2011.

        Total deposits were $1.5 billion at December 31, 2012, an increase of 41% from $1.0 billion at year-end 2011, which included the $271.9 million of short-term demand deposits from one customer received late in the fourth quarter of 2012. In addition, there were no short-term borrowings at December 31, 2012 and December 31, 2011. Subordinated debt decreased to $9.3 million at December 31, 2012, compared to $23.7 million at December 31, 2011, as a result of the redemption of $14 million fixed-rate subordinated debt during the third quarter of 2012.

  Securities Portfolio

        The following table reflects the estimated fair value for each category of securities at year-end:

Investment Portfolio

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$291,244	$350,348	$232,165
Corporate bonds	55,588	—	—
Trust preferred securities	21,080	30,107	—

Total	$367,912	$380,455	$232,165

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$16,659	$—	$—
Municipals — Tax Exempt	34,813	—	—

	$51,472	$—	$—

        The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2012. The weighted average life will differ from the contractual maturities because borrowers may have the right to call, pre-pay obligations with or without call or pre-payment penalties.

	December 31, 2012 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$216,341	2.55%	$74,903	2.36%	$—	—	$291,244	2.50%
Corporate bonds	955	2.49%	54,633	3.26%	—	—	55,588	3.25%
Trust preferred securities	—	—	—	—	21,080	4.94%	21,080	4.94%

	$217,296	2.55%	$129,536	2.74%	$21,080	4.94%	$367,912	2.75%

	December 31, 2012 Weighted Average Life
	Within One Year		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$693	1.26%	$7,895	2.82%	$—	—	$8,071	3.34%	$16,659	3.00%
Municipals — Tax Exempt(1)	—	—	1,103	4.20%	14,588	3.80%	19,122	3.80%	34,813	3.81%

	$693	1.26%	$8,998	2.99%	$14,588	3.80%	$27,193	3.66%	$51,472	3.55%

(1)
Reflects tax equivalent yield based on a 35% tax rate.

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

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Prior to the third quarter of 2012, the Company's securities were all classified under existing accounting rules as "available-for-sale" to allow flexibility for the management of the portfolio. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $367.9 million at December 31, 2012, a decrease of 3% from $380.5 million at December 31, 2011. At December 31, 2012, the securities available-for-sale portfolio was comprised of $291.2 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $55.6 million of corporate bonds, and $21.1 million of single entity issue trust preferred securities.

        During the third quarter of 2012, the Company evaluated its available-for-sale portfolio and reclassified at fair value approximately $16.4 million of the mortgage-backed securities with higher price volatility and longer maturities to the held-to-maturity category. The Company transferred these securities to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines as the Company has the intent and ability to hold these securities to maturity. The related unrealized after-tax gains of approximately $505,000 remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Additionally, the Company purchased $34.8 million of tax-exempt municipal bonds in the third and fourth quarters of 2012, which are also classified as held-to-maturity. At December 31, 2012, investment securities held-to-maturity totaled $51.5 million, at amortized cost, compared to no investment securities held-to-maturity at December 31, 2011. At December 31, 2012, the securities held-to-maturity portfolio, at amortized cost, was comprised of $34.8 million tax-exempt municipal bonds and $16.7 million agency mortgage-backed securities. Management considers the held-to-maturity classification of these investment securities to be appropriate based on the Company's positive intent and ability to hold these securities to maturity.

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

        Gross loans, excluding loans held-for-sale, represented 48% of total assets (57% of total assets, excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer) at December 31, 2012, as compared to 59% of at December 31, 2011. The ratio of loans to deposits decreased to 54.91% at December 31, 2012 from 72.86% December 31, 2011. The loan to deposit ratio was 67.27% at December 31, 2012, excluding the short-term demand deposits from one customer.

        The Loan Distribution table that follows sets forth the Company's gross loans outstanding, excluding loans held-for-sale, and the percentage distribution in each category at the dates indicated.

Loan Distribution

	December 31,
	2012	% to Total	2011	% to Total	2010	% to Total	2009	% to Total	2008	% to Total
	(Dollars in thousands)
Commercial	$375,469	46%	$366,590	48%	$378,412	45%	$427,177	40%	$525,080	42%
Real estate:
Commercial and residential	354,934	44%	311,479	41%	337,457	40%	400,731	37%	405,530	33%
Land and construction	22,352	3%	23,016	3%	62,356	7%	182,871	17%	256,567	21%
Home equity	43,865	5%	52,017	7%	53,697	6%	51,368	5%	55,490	4%
Consumer	15,714	2%	11,166	1%	13,244	2%	7,181	1%	4,310	—

Total loans	812,334	100%	764,268	100%	845,166	100%	1,069,328	100%	1,246,977	100%
Deferred loan (fees) costs, net	(21)	—	323	—	883	—	785	—	1,654	—

Loans, including deferred costs	812,313	100%	764,591	100%	846,049	100%	1,070,113	100%	1,248,631	100%

Allowance for loan losses	(19,027)		(20,700)		(25,204)		(28,768)		(25,007)

Loans, net	$793,286		$743,891		$820,845		$1,041,345		$1,223,624

        The Company's loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the balance in land development and construction and home equity and consumer loans. An increase in the Company's loan portfolio in the year ended December 31, 2012 compared to the year ended December 31, 2011 is due to increased loan demand. Loans, excluding held-for-sale totaled $812.3 million at December 31, 2012, an increase of 6% from $764.6 million at December 31, 2011. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 52% of its gross loans were secured by real property as of December 31, 2012, compared to 51% as of December 31, 2011. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

        The Company has established concentration limits in its loan portfolio for commercial real estate loans, commercial loans, construction loans and unsecured lending, among others. All loan types are within established limits. The Company underwrites to the historical cash flow of the borrowers to determine debt service and stress tests the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow the Company to react to a borrower's deteriorating financial condition, should that occur.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as

"SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2012, loans were sold resulting in a gain on sales of SBA loans of $702,000.

        As of December 31, 2012, commercial and residential real estate loans of $354.9 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The commercial and residential real estate loans at December 31, 2012 consist of $180.2 million, or 51% of commercial owner occupied properties, $171.7 million, or 48%, of commercial investment properties, and $3.0 million, or 1%, of residential properties. Properties securing the commercial and residential real estate loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans were $22.4 million, or 3% of total loans at December 31, 2012.

        The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 70% loan to value ratio. Home equity lines are reviewed quarterly, with specific emphasis on loans with a loan to value ratio greater than 70% and loans that were underwritten from mid-2005 through 2008, when real estate values were at the peak in the cycle. The Company takes measures to work with customers to reduce line commitments and minimize potential losses.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $27.6 million and $46.0 million at December 31, 2012, respectively.

  Loan Maturities

        The following table presents the maturity distribution of the Company's loans as of December 31, 2012. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2012, approximately 65% of the Company's loan portfolio consisted of floating interest rate loans.

Loan Maturities

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$264,303	$42,171	$68,995	$375,469
Real estate:
Commercial and residential	110,424	160,772	83,738	354,934
Land and construction	21,852	500	—	22,352
Home equity	40,711	1,656	1,498	43,865
Consumer	14,972	650	92	15,714

Loans	$452,262	$205,749	$154,323	$812,334

Loans with variable interest rates	$405,071	$51,580	$70,477	$527,128
Loans with fixed interest rates	47,191	154,169	83,846	285,206

Loans	$452,262	$205,749	$154,323	$812,334

  Loan Servicing

        As of December 31, 2012, 2011, and 2010 there were $150.2 million, $171.0 million, and $168.9 million, respectively, in SBA loans that were serviced by the Company for others. Activity for loan servicing rights was as follows:

	2012	2011	2010
	(Dollars in thousands)
Beginning of year balance	$792	$915	$1,067
Additions	184	294	325
Amortization	(267)	(417)	(477)

End of year balance	$709	$792	$915

        Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2012 and 2011, as the fair market value of the assets was greater than the carrying value.

        I/O strip receivables relate to the excess servicing assets on loans sold prior to 2009. Activity for the I/O strip receivable was as follows:

	2012	2011	2010
	(Dollars in thousands)
Beginning of year balance	$2,094	$2,140	$2,116
Amortization	—	(96)	(236)
Unrealized holding gain (loss)	(308)	50	260

End of year balance	$1,786	$2,094	$2,140

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Foreclosed assets consist of properties and other assets acquired by foreclosure or similar means. Total foreclosed assets were $1.3 million at December 31, 2012, compared to $2.3 million at December 31, 2011.

        The following table provides information with respect to components of the Company's nonperforming assets at the dates indicated:

Nonperforming Assets

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans — held-for-sale	$—	$186	$2,026	$—	$—
Nonaccrual loans — held-for-investment	17,335	14,353	28,821	59,480	39,981
Restructured and loans 90 days past due and still accruing	859	2,291	2,256	2,895	460

Total nonperforming loans	18,194	16,830	33,103	62,375	40,441
Foreclosed assets	1,270	2,312	1,296	2,241	660

Total nonperforming assets	$19,464	$19,142	$34,399	$64,616	$41,101

Nonperforming assets as a percentage of loans plus other real estate owned plus nonaccrual loans held-for-sale plus foreclosed assets	2.39%	2.50%	4.05%	6.03%	3.29%
Nonperforming assets as a percentage of total assets	1.15%	1.47%	2.76%	4.74%	2.74%

        The following table presents nonperforming loans by class at year end:

	2012			2011
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$7,852	$859	$8,711	$8,876	$1,803	$10,679
Real estate:
Commercial and residential	4,676	—	4,676	2,137	—	2,137
Land and construction	2,223	—	2,223	3,514	456	3,970
Home equity	2,437	—	2,437	—	32	32
Consumer	147	—	147	12	—	12

Total	$17,335	$859	$18,194	$14,539	$2,291	$16,830

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

        Specific allowances are established for impaired loans. Management considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the original contractual terms of the loan agreement, including scheduled interest payments. Loans for which the terms have been modified with a concession granted, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. When a loan is considered to be impaired, the amount of impairment is measured based on the fair value of the collateral, less costs to sell, if the loan is collateral dependent or on the present value of expected future cash flows or values that are observable in the secondary market. If the measure of the impaired loans is less than the investment in the loan, the deficiency will be charged off against the allowance for loan losses if the amount is a confirmed loss, or, alternatively, a specific allocation within the allowance will be established. Loans that are considered impaired are specifically excluded from the formula portion of the allowance for loan loss analysis.

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $36.8 million at December 31, 2012, $59.5 million at December 31, 2011, and $91.8 million at December 31, 2010. Included in classified assets at December 31, 2011 and December 31, 2010 were $413,000 and $2.3 million, respectively, of loans held-for-sale. There were no loans held-for-sale included in classified assets at December 31, 2012. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses. Management of the level of classified assets will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

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

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$20,700	$25,204	$28,768	$25,007	$12,218
Charge-offs:
Commercial	(3,935)	(7,559)	(7,098)	(16,512)	(2,731)
Real estate:
Commercial and residential	(1,528)	(1,599)	(6,763)	(1,610)	—
Land and construction	—	(1,757)	(17,927)	(12,588)	(75)
Home equity	—	—	(25)	(764)	—
Consumer	—	(8)	(354)	(60)	—

Total charge-offs	(5,463)	(10,923)	(32,167)	(31,534)	(2,806)
Recoveries:
Commercial	776	678	837	1,187	49
Real estate:
Commercial and residential	230	381	5	10	—
Land and construction	—	879	921	170	9
Home equity	—	9	36	—	—
Consumer	—	3	—	—	—

Total recoveries	1,006	1,950	1,799	1,367	58

Net charge-offs	(4,457)	(8,973)	(30,368)	(30,167)	(2,748)
Provision for loan losses	2,784	4,469	26,804	33,928	15,537

Balance, end of year	$19,027	$20,700	$25,204	$28,768	$25,007

RATIOS:
Net charge-offs to average loans*	0.57%	1.12%	3.18%	2.59%	0.23%
Allowance for loan losses to total loans*	2.34%	2.71%	2.98%	2.69%	2.00%
Allowance for loan losses to nonperforming loans, excluding nonaccrual loans held-for-sale	104.58%	124.37%	81.10%	46.12%	61.84%

*
Excludes loans held-for-sale

        The Company's allowance for loan losses decreased $1.7 million at December 31, 2012, compared to December 31, 2011. The decrease in the allowance for loan losses at December 31, 2012 was primarily due to a lower amount of classified loans and a decline in net charge-off levels.

        Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through provisions for loan losses. Net charge-offs were $4.5 million in 2012, compared to net charge-offs of $9.0 million in 2011, and net charge-offs of $30.4 million in 2010. Historical net loan charge-offs are not necessarily indicative of the amount of net charge-offs that the Company will realize in the future.

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

Allocation of Loan Loss Allowance

	December 31,
	2012		2011		2010		2009		2008
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$12,866	46%	$13,215	48%	$13,952	45%	$12,687	40%	$13,913	42%
Real estate:
Commercial and residential	4,609	44%	6,203	41%	5,500	40%	3,467	37%	4,261	33%
Land and construction	399	3%	594	3%	4,271	7%	11,492	17%	5,014	21%
Home equity	1,026	5%	541	7%	592	6%	993	5%	367	4%
Consumer	127	2%	147	1%	889	2%	129	1%	47	0%
Unallocated	—	N/A	—	N/A	—	N/A	0	N/A	1,405	N/A

Total	$19,027	100%	$20,700	100%	$25,204	100%	$28,768	100%	$25,007	100%

        The allowance for loan losses totaled $19.0 million, or 2.34% of total loans at December 31, 2012, compared to $20.7 million, or 2.71% of total loans at December 31, 2011. Net charge-offs as a percentage of average loans decreased to 0.57% as of December 31, 2012, compared to 1.12% as of December 31, 2011, and 3.18% as of December 31, 2010. The allowance for loan losses related to the commercial portfolio decreased $349,000 during the year ended December 31, 2012, compared to the year ended December 31, 2011, as a result of a provision for loan losses of $2.8 million and net charge-offs of $3.2 million. The decrease in the allowance for loan losses was primarily due to improved risk grading and credit metrics on commercial loans, as well as a decline in historical charge-off levels. The allowance for loan losses related to the real estate portfolio decreased $1.3 million during the year ended December 31, 2012, compared to the year ended December 31, 2011, as a result of a credit to the provision for loan losses of $6,000 and net charge-offs of $1.3 million. The decrease in the allowance for loan losses was primarily due to improved risk grading and credit metrics on non-impaired real estate loans, as well as a decline in historical charge-off levels. This decrease was partially offset by an increase in the allowance for loan losses on impaired real estate loans.

        Prior to 2009, management considered the unallocated portion of the allowance for loan losses necessary because of inherent subjective risk in the loan portfolio; however, this methodology did not distinguish this subjective allocation by loan segment. The unallocated portion of the allowance for loan losses was reallocated to the respective loan categories in 2009, which management believes improves its ability to allocate probable credit losses to loan segments. Management considers this matter to be a reallocation in its allowance for loan losses calculation, and believes that there would be no significant change in the balance of the allowance for loan losses if this approach was used in each of the years presented.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

Deposits

	Year Ended December 31,
	2012		2011		2010
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$727,684	49%	$344,303	33%	$280,258	28%
Demand, interest-bearing	155,951	10%	134,119	13%	153,917	16%
Savings and money market	272,047	18%	282,478	27%	272,399	27%
Time deposits — under $100	25,157	2%	28,557	2%	33,499	3%
Time deposits — $100 and over	190,502	13%	168,874	16%	137,514	14%
Time deposits — brokered	97,807	7%	84,726	8%	98,467	10%
CDARS — money market and time deposits	10,220	1%	6,371	1%	17,864	2%

Total deposits	$1,479,368	100%	$1,049,428	100%	$993,918	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States of America. At December 31, 2012 and 2011, less than 6% and 5%, respectively, of deposits were from public sources.

        Deposits totaled $1.48 billion at December 31, 2012, compared to $1.05 billion at December 31, 2011. Late in the fourth quarter of 2012, the Company received short-term demand deposits in the amount of $454.8 million from one customer, of which $182.9 million was subsequently withdrawn, for a net outstanding balance of $271.9 million at December 31, 2012. An additional $233.7 million of these deposits were withdrawn in January 2013. Noninterest-bearing demand deposits increased 32% to $455.8 million at December 31, 2012, excluding $271.9 million of short-term demand deposits from one customer. At December 31, 2012, the Company had $95.3 million (at fair value) of securities pledged for $85.0 million in certificates of deposits from the State of California. At December 31, 2011, the Company had $56.6 million (at fair value) of securities pledged for $50.0 million in certificates of deposits from the State of California. At December 31, 2012, brokered deposits increased $13.1 million, or 15%, to $97.8 million, compared to $84.7 million at December 31, 2011. CDARS deposits were comprised of $5.0 million of money market accounts and $5.2 million of time deposits at December 31, 2012. All of the $6.4 million of CDARS deposits at December 31, 2011 were time deposits.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS time deposits and brokered deposits as of December 31, 2012:

Deposit Maturity Distribution

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$129,118	44%
Over three months through six months	53,174	18%
Over six months through twelve months	45,665	16%
Over twelve months	65,550	22%

Total	$293,507	100%

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

  Return (Loss) on Equity and Assets

        The following table indicates the ratios for return (loss) on average assets and average equity, and average equity to average assets for 2012, 2011, and 2010:

	2012	2011	2010
Return (loss) on average assets	0.73%	0.89%	-4.17%
Return (loss) on average tangible assets	0.73%	0.89%	-4.25%
Return (loss) on average equity	5.75%	6.02%	-30.82%
Return (loss) on average tangible equity	5.83%	6.11%	-35.66%
Average equity to average assets ratio	12.72%	14.82%	13.55%

  Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company's consolidated balance sheets. Total unused commitments to extend credit were $308.9 million at December 31, 2012, as compared to $284.8 million at December 31, 2011. Unused commitments represented 38% and 37% of outstanding gross loans at December 31, 2012 and 2011, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company's off-balance sheet arrangements, see Note 13 to the financial statements located elsewhere herein.

        The following table presents the Company's commitments to extend credit for the periods indicated:

	December 31,		December 31,
	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$8,410	$291,191	$15,723	$257,342
Standby letters of credit	2,200	7,051	2,291	9,482

	$10,610	$298,242	$18,014	$266,824

  Contractual Obligations

        The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2012, are as follows:

	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Subordinated debt	$—	$—	$—	$9,279	$9,279
Short-term borrowings	—	—	—	—	—
Operating leases	2,571	3,636	1,380	208	7,795
Time deposits of $100 or more, CDARS time deposits and brokered deposits	227,957	65,550	—	—	293,507

Total debt and operating leases	$230,528	$69,186	$1,380	$9,487	$310,581

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

        One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 54.91% at December 31, 2012, compared to 72.86% at December 31, 2011. The loan to deposit ratio was 67.27% at December 31, 2012, excluding the $271.9 million of short-term demand deposits from one customer.

  FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at December 31, 2012, and December 31, 2011. The Company had $192.8 million of loans pledged to the FHLB as collateral on an available line of credit of $92.9 million at December 31, 2012. The Company had $189.7 million of loans pledged to the FHLB as collateral on an available line of credit of $107.3 million at December 31, 2011.

        The Company can also borrow from FRB's discount window. The Company had $279.2 million of loans pledged to the FRB as collateral on an available line of credit of $202.5 million at December 31, 2012, none of which was outstanding. The Company had $241.2 million of loans pledged to the FRB as collateral on an available line of credit of $166.7 million at December 31, 2011, none of which was outstanding.

        At December 31, 2012, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at December 31, 2012 or 2011.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2012 and December 31 2011.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Average balance during the year	$1,470	$712	$23,888
Average interest rate during the year	0.24%	3.37%	1.78%
Maximum month-end balance during the year	$27,000	$5,000	$73,000
Average rate at December 31	N/A	N/A	3.09%

  Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements, which continues after the participant's employment and retirement. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar insurance agreements represents either the present value of the future death benefits payable to the participants' beneficiaries or the present value of the estimated cost to maintain life insurance, depending on the contractual terms of the participant's underlying agreement.

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$157,947	$199,423	$185,775
Tier 2 Capital	13,254	12,181	11,988

Total risk-based capital	$171,201	$211,604	$197,763

Risk-weighted assets	$1,054,394	$965,756	$945,499
Average assets (regulatory purposes)	$1,378,011	$1,300,002	$1,316,600
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	16.2%	21.9%	20.9%	10.00%	8.00%
Tier 1 risk-based capital	15.0%	20.6%	19.7%	6.00%	4.00%
Leverage(1)	11.5%	15.3%	14.1%	N/A	4.00%

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$147,742	$178,697	$159,192
Tier 2 Capital	13,262	12,207	11,993

Total risk-based capital	$161,004	$190,904	$171,185

Risk-weighted assets	$1,055,061	$967,898	$945,918
Average assets for capital purposes	$1,378,238	$1,301,859	$1,316,969
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios
Total risk-based capital	15.3%	19.7%	18.1%	10.00%	8.00%
Tier 1 risk-based capital	14.0%	18.5%	16.8%	6.00%	4.00%
Leverage(1)	10.7%	13.7%	12.1%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        Due primarily to the $40 million repurchase of the Series A Preferred Stock during the first quarter of 2012 and the redemption of the $14 million fixed-rate subordinated debt in the third quarter of 2012, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at December 31, 2012 decreased to 16.2%, 15.0%, and 11.5%, compared to 21.9%, 20.6%, and 15.3% at December 31, 2011, respectively. Due primarily to a distribution from HBC to HCC to provide cash of $30 million for the repurchase of the Series A Preferred Stock during the first quarter of 2012, and $15 million for the redemption of the fixed-rate subordinated debt in the third quarter of 2012, HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at December 31, 2012 decreased to 15.3%, 14.0%, and 10.7%, compared to 19.7%, 18.5%, and 13.7% at December 31, 2011, respectively. However, at December 31, 2012, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        At December 31, 2012, the Company had total shareholders' equity of $169.7 million, including $19.5 million in preferred stock, $131.8 million in common stock, $15.7 million in retained earnings, and $2.7 million of accumulated other comprehensive income. The components of accumulated other comprehensive income at December 31, 2012 include the following balances, net of deferred taxes: (i) an unrealized gain on available-for-sale on securities of $7.4 million; (ii) an unrealized loss on split dollar insurance contracts of ($2.3) million; (iii) an unrealized loss on the supplemental executive retirement plan of ($3.4) million; and (iv) an unrealized gain on interest-only strip from SBA loans of $1.0 million.

  Mandatory Redeemable Cumulative Trust Preferred Securities

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7.0 million principal amount of 10.875% fixed-rate subordinated debt due on March 8, 2030, and common securities of $217,000 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7.0 million principal amount of 10.60% fixed-rate subordinated debt due on September 7, 2030, and common securities of $206,000 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5.2 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4.1 million of aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. The subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the trusts to the Company. The common stock is recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier 1 capital. The subsidiary trusts are not consolidated in the Company's consolidated financial statements. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. The trust preferred securities continued to be eligible for Tier 1 capital under Dodd-Frank for bank holding companies with less than $15 billion of assets; however, under proposed rules implementing Basel III trust preferred securities would lose eligibility for Tier 1 capital over a ten year period.

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

        On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve, the Company repurchased all of the Series A Preferred Stock and paid the related accrued and unpaid dividends. The repurchase of the Series A Preferred Stock will save $2.0 million in annual dividends. At the time the Company repurchased the Series A Preferred Stock, it did not repurchase the related warrant. The warrant is still outstanding as of the date of this report.

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

        The following table sets forth the estimated changes in the Company's net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2012. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$24,592	51.2%
+300	$18,464	38.4%
+200	$12,118	25.2%
+100	$5,705	11.9%
0	$—	0.0%
-100	$(4,235)	-8.8%
-200	$(7,052)	-14.7%

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

Critical Accounting Policies

  General

        The Company's consolidated financial statements are prepared in accordance with accounting policies generally accepted in the United States of America and general practices in the banking industry. The financial statements include the accounts of the Company. All inter-company accounts and transactions have been eliminated in consolidation.

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

  Stock Based Compensation

        We grant stock options to purchase our common stock also to our employees and directors under the 2004 Plan. Additionally, we have outstanding options that were granted under an option plan from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of accounting guidance related to share-based payments. Our results of operations for fiscal years 2012, 2011, and 2010 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2012, the Company did not use interest rate derivatives to hedge its interest rate risk.

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 90 through 145.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2012. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls were effective as of December 31, 2012, the period covered by this report.

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

        Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2012.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

        None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2012. Such information is incorporated herein by reference.

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

ITEM 11 — EXECUTIVE COMPENSATION

        Information required by this item will be contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2012. Such information is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item will be contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2012. Such information is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2012. Such information is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item will be contained in our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2012. Such information is incorporated herein by reference.

 PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

        The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 90 through 145.

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

HERITAGE COMMERCE CORP
DATE: March 8, 2013	BY:	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK G. BISCEGLIA Frank G. Bisceglia	Director	March 8, 2013
/s/ JACK W. CONNER Jack W. Conner	Director and Chairman of the Board	March 8, 2013
/s/ JOHN M. EGGEMEYER III John M. Eggemeyer III	Director	March 8, 2013
/s/ CELESTE V. FORD Celeste V. Ford	Director	March 8, 2013
/s/ STEVEN L. HALLGRIMSON Steven L. Hallgrimson	Director	March 8, 2013
/s/ WALTER T. KACZMAREK Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principal Executive Officer)	March 8, 2013
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2013
Robert T. Moles	Director
/s/ HUMPHREY P. POLANEN Humphrey P. Polanen	Director	March 8, 2013
/s/ LAURA RODEN Laura Roden	Director	March 8, 2013
/s/ CHARLES T. TOENISKOETTER Charles T. Toeniskoetter	Director	March 8, 2013
/s/ RANSON W. WEBSTER Ranson W. Webster	Director	March 8, 2013
/s/ W. KIRK WYCOFF W. Kirk Wycoff	Director	March 8, 2013

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Commerce Corp
San Jose, California

        We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited Heritage Commerce Corp's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage Commerce Corp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting included in Item 9A in this Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of

America. Also in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                      /s/ Crowe Horwath LLP

Sacramento, California
March 8, 2013

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Assets
Cash and due from banks	$16,520	$20,861
Interest-bearing deposits in other financial institutions	357,045	52,011

Total cash and cash equivalents	373,565	72,872
Securities available-for-sale, at fair value	367,912	380,455
Securities held-to-maturity, at amortized cost (fair value of $50,964 at December 31, 2012)	51,472	—
Loans held-for-sale — SBA, at lower of cost or market, including deferred costs	3,409	753
Loans held-for-sale — other, at lower of cost or market, including deferred costs	—	413
Loans, including deferred fees and costs	812,313	764,591
Allowance for loan losses	(19,027)	(20,700)

Loans, net	793,286	743,891
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,728	9,925
Company owned life insurance	48,358	46,388
Premises and equipment	7,469	7,980
Intangible assets	2,000	2,491
Accrued interest receivable and other assets	35,113	41,026

Total assets	$1,693,312	$1,306,194

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$727,684	$344,303
Demand, interest-bearing	155,951	134,119
Savings and money market	272,047	282,478
Time deposits-under $100	25,157	28,557
Time deposits-$100 and over	190,502	168,874
Time deposits-brokered	97,807	84,726
CDARS — money market and time deposits	10,220	6,371

Total deposits	1,479,368	1,049,428
Subordinated debt	9,279	23,702
Accrued interest payable and other liabilities	34,924	35,233

Total liabilities	1,523,571	1,108,363
Commitments and contingencies (Notes 5 and 13)
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series A fixed rate cumulative preferred stock, 40,000 shares issued and outstanding (liquidation preference of $40,250) at December 31, 2011	—	39,846
Discount on Series A preferred stock	—	(833)
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at December 31, 2012 and December 31, 2011 (liquidation preference of $21,004 at December 31, 2012 and December 31, 2011)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,322,147 shares issued and outstanding at December 31, 2012 and 26,295,001 shares issued and outstanding at December 31, 2011	131,820	131,172
Retained earnings	15,721	7,172
Accumulated other comprehensive income	2,681	955

Total shareholders' equity	169,741	197,831

Total liabilities and shareholders' equity	$1,693,312	$1,306,194

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$40,800	$42,769	$49,633
Securities, taxable	11,519	9,088	5,236
Securities, non-taxable	112	—	—
Interest-bearing deposits in other financial institutions	134	174	218

Total interest income	52,565	52,031	55,087

Interest expense:
Deposits	2,800	3,942	8,086
Subordinated debt	1,383	1,871	1,878
Repurchase agreements	—	24	418
Short-term borrowings	4	38	130

Total interest expense	4,187	5,875	10,512

Net interest income before provision for loan losses	48,378	46,156	44,575
Provision for loan losses	2,784	4,469	26,804

Net interest income after provision for loan losses	45,594	41,687	17,771

Noninterest income:
Service charges and fees on deposit accounts	2,333	2,355	2,228
Servicing income	1,743	1,743	1,719
Increase in cash surrender value of life insurance	1,720	1,706	1,677
Gain on sales of securities	1,560	459	1,955
Gain on sales of SBA loans	702	1,461	1,058
Loss on sales of other loans	—	—	(887)
Other	807	698	983

Total noninterest income	8,865	8,422	8,733

Noninterest expense:
Salaries and employee benefits	21,722	20,574	21,234
Occupancy and equipment	3,997	4,083	4,087
Professional fees	2,876	2,861	3,975
Software subscriptions	1,149	1,078	1,004
Low income housing investment losses	1,195	1,035	795
Data processing	983	876	831
FDIC deposit insurance premiums	918	1,294	4,002
Insurance expense	911	941	1,007
Premium on redemption of subordinated debt	601	—	—
Advertising and promotion	457	435	395
Foreclosed assets	(45)	389	650
Writedown of loans held-for-sale	—	29	1,080
Impairment of goodwill	—	—	43,181
Other	5,492	5,977	5,886

Total noninterest expense	40,256	39,572	88,127

Income (loss) before income taxes	14,203	10,537	(61,623)
Income tax expense (benefit)	4,294	(834)	(5,766)

Net income (loss)	9,909	11,371	(55,857)
Dividends and discount accretion on preferred stock	(1,206)	(2,333)	(2,398)

Net income (loss) available to common shareholders	$8,703	$9,038	$(58,255)

Earnings (loss) per common share:
Basic	$0.27	$0.28	$(3.64)
Diluted	$0.27	$0.28	$(3.64)

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income (loss)	$9,909	$11,371	$(55,857)
Net unrealized holding gains (loss) on available-for-sale securities and I/O strips	4,451	12,050	(2,078)
Deferred income taxes	(1,869)	(5,061)	872
Net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	857	—	—
Deferred income taxes	(360)	—	—
Reclassification adjustment for (gains) realized in income	(1,560)	(459)	(1,955)
Deferred income taxes	655	193	821

Change in unrealized gains (loss) on securities and I/O strips, net of deferred income taxes	2,174	6,723	(2,340)

Net pension and other benefit plan liability adjustment	(772)	(1,926)	418
Deferred income taxes	324	809	(175)

Change in pension and other benefit plan liability, net of deferred income taxes	(448)	(1,117)	243

Other comprehensive income (loss)	1,726	5,606	(2,097)

Total comprehensive income (loss)	$11,635	$16,977	$(57,954)

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Year Ended December 31, 2012, 2011, and 2010
	Preferred Stock			Common Stock		Retained Earnings/ (Accumulated Deficit)
							Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands)
Balance, January 1, 2010	40,000	$39,846	$(1,598)	11,820,509	$80,222	$56,389	$(2,554)	$172,305
Net loss	—	—		—	—	(55,857)	—	(55,857)
Other comprehensive loss	—	—	—	—	—	—	(2,097)	(2,097)
Issuance of Series B manditorily convertible cumulative perpetual preferred stock, net of issuance costs	53,996	50,179	—	—	—	—	—	50,179
Conversion of Series B manditorily convertible cumulative perpetual preferred stock into common stock	(53,996)	(50,179)	—	14,398,992	50,179	—	—	—
Issuance of Series C convertible perpetual preferred stock, net of issuance costs	21,004	19,519	—	—	—	—	—	19,519
Issuance of restricted stock awards	—	—	—	13,500	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	89	—	—	89
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(2,027)	—	(2,027)
Accretion of discount on Series A preferred stock	—	—	371	—	—	(371)	—	—
Stock option expense, net of forfeitures and taxes	—	—	—	—	41	—	—	41

Balance, December 31, 2010	61,004	$59,365	$(1,227)	26,233,001	$130,531	$(1,866)	$(4,651)	$182,152
Net income	—	—	—	—	—	11,371	—	11,371
Other comprehensive income	—	—	—	—	—	—	5,606	5,606
Issuance of restricted stock awards	—	—	—	62,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	75	—	—	75
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,939)	—	(1,939)
Accretion of discount on Series A preferred stock	—	—	394	—	—	(394)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	566	—	—	566

Balance, December 31, 2011	61,004	$59,365	$(833)	26,295,001	$131,172	$7,172	$955	$197,831

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

	Year Ended December 31, 2012, 2011, and 2010
	Preferred Stock			Common Stock		Retained Earnings/ (Accumulated Deficit)
							Accumulated Other Comprehensive Income/(Loss)	Total Shareholders' Equity
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands)
Balance, December 31, 2011	61,004	$59,365	$(833)	26,295,001	$131,172	$7,172	$955	$197,831
Net income	—	—		—	—	9,909	—	9,909
Other comprehensive income	—	—		—	—	—	1,726	1,726
Repurchase of Series A preferred stock	(40,000)	(40,000)	—	—	—	—	—	(40,000)
Series A preferred stock capitalized offering costs	—	154	—	—	—	(154)	—	—
Issuance (forfeitures) of restricted stock awards, net	—	—	—	21,500	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	148	—	—	148
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(373)	—	(373)
Accretion of discount on Series A preferred stock	—	—	833	—	—	(833)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	461	—	—	461
Stock options exercised	—	—	—	5,646	39	—	—	39

Balance, December 31, 2012	21,004	$19,519	$—	26,322,147	$131,820	$15,721	$2,681	$169,741

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,909	$11,371	$(55,857)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization (accretion) of discounts and premiums on securities	2,588	1,634	(1,557)
Gain on sale of securities available-for-sale	(1,560)	(459)	(1,955)
Gain on sale of SBA loans	(702)	(1,461)	(1,058)
Proceeds from sale of SBA loans originated for sale	10,040	16,857	19,824
Net change in SBA loans originated for sale	(11,994)	(7,634)	(21,599)
Loss on sale of other loans	—	—	887
Writedowns on other loans held-for-sale	—	29	1,080
Provision for loan losses	2,784	4,469	26,804
Increase in cash surrender value of life insurance	(1,720)	(1,706)	(1,677)
Depreciation and amortization	750	766	799
Goodwill impairment	—	—	43,181
Amortization of other intangible assets	491	523	575
Writedowns and (gains)/losses on sale of foreclosed assets, net	(530)	(10)	576
Stock option expense, net	461	566	41
Amortization of restricted stock awards, net	148	75	89
Effect of changes in:
Accrued interest receivable and other assets	4,717	(675)	4,664
Accrued interest payable and other liabilities	659	(2,904)	1,064

Net cash provided by operating activities	16,041	21,441	15,881

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(154,414)	(233,092)	(197,978)
Purchase of securities held-to-maturity	(33,317)	—	—
Maturities/paydowns/calls of securities available-for-sale	108,026	52,427	31,864
Maturities/paydowns/calls of securities held-to-maturity	1,553	—	—
Proceeds from sales of securities available-for-sale	40,587	45,014	46,012
Net change in SBA loans previously transferred to held-for-sale	—	—	(358)
Proceeds from sales of SBA loans previously transferred to held-for-sale	—	—	2,816
Net change in other loans transferred to held-for-sale	—	49	1,223
Proceeds from sale of other loans transferred held-for-sale	220	1,769	10,303
Net change in loans	(54,042)	68,155	168,390
Changes in Federal Home Loan Bank stock and other investments	(803)	(751)	(720)
Purchase of company owned life insurance	(250)	(1,000)	—
Proceeds from redemption of company owned life insurance	—	—	308
Purchase of premises and equipment	(239)	(349)	(190)
Proceeds from sale of foreclosed assets	2,148	3,639	12,288

Net cash provided by (used in) investing activities	(90,531)	(64,139)	73,958

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	429,940	55,510	(95,367)
Exercise of stock options	39	—	—
Repayment of preferred stock	(40,000)	—	—
Redemption of subordinated debt	(14,423)	—	—
Net change in securities sold under agreement to repurchase	—	(5,000)	(20,000)
Net change in short-term borrowings	—	(2,445)	(17,555)
Issuance of preferred stock, net of offering costs	—	—	69,698
Payment of cash dividends — preferred stock	(373)	(4,672)	—

Net cash provided by (used in) financing activities	375,183	43,393	(63,224)

Net increase in cash and cash equivalents	300,693	695	26,615
Cash and cash equivalents, beginning of year	72,872	72,177	45,562

Cash and cash equivalents, end of year	$373,565	$72,872	$72,177

Supplemental disclosures of cash flow information:
Interest paid	$4,694	$7,901	$8,896
Income taxes paid (refund)	2,730	490	(6,357)
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased, settling after year-end	$3,493	$5,175	$2,902
Transfer of loans held-for-sale to loan portfolio	87	235	2,367
Transfer of portfolio loans to loans held-for-sale	—	—	17,079
Transfer securities from available-for-sale to held-to-maturity	15,498	—	—
Loans transferred to foreclosed assets	2,056	4,565	11,919
Conversion of Series B preferred stock to common stock	—	—	50,179
Cash dividend accrued on Series A preferred stock	—	—	2,027

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

        The Company has also established the following wholly-owned Delaware business trusts that were formed to issue trust preferred and related common securities: Heritage Capital Trust I and Heritage Statutory Trust I, formed in 2000, Heritage Statutory Trust II, formed in 2001, and Heritage Statutory Trust III, formed in 2002 ("Trusts"). During the third quarter of 2012 the Company dissolved the Heritage Statutory Trust I and the Heritage Capital Trust I.

        All of the common securities of the Trusts totaling $279,000 and $702,000 at December 31, 2012 and December 31, 2011, respectively, are owned by the Company and included in other assets on the consolidated balance sheets. The Trusts issued their preferred securities to investors, and used the proceeds to purchase subordinated debt issued by the Company. The subordinated debt payable to the Trusts is recorded as debt of the Company. The Company has fully and unconditionally guaranteed the trust preferred securities along with all obligations of the Trusts under the trust agreements. Interest income from the subordinated debt is the source of revenues for these Trusts. In accordance with generally accepted accounting principles, the Trusts are not consolidated in the Company's financial statements.

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

  Securities

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of taxes.

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

  Loan Sales and Servicing

        The Company holds for sale the conditionally guaranteed portion of certain loans guaranteed by the Small Business Administration or the U.S. Department of Agriculture (collectively referred to as "SBA loans"). These loans are carried at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

        For all loan classes, when a loan is classified as nonaccrual, the accrual of interest is discontinued, any accrued and unpaid interest is reversed, and the amortization of deferred loan fees and costs is discontinued. For all loan classes, loans are classified as nonaccrual when the payment of principal or interest is 90 days past due, unless the loan is well secured and in the process of collection. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. In certain circumstances, loans that are under 90 days past due may also be classified as nonaccrual. Any interest or principal payments received on nonaccrual loans are applied toward reduction of principal. Nonaccrual loans generally are not returned to performing status until the obligation is brought current, the loan has performed in accordance with the contract terms for a reasonable period of time, and the ultimate collectability of the contractual principal and interest is no longer in doubt.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The formula driven allowance on pools of loans covers all loans that are not impaired and is based on historical losses of each loan segment adjusted for current factors. In calculating the historical component of our allowance, we aggregate our loans into one of three loan segments: Commercial, Real Estate and Consumer. Each segment of loans in the portfolio possess varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions. The following provides a summary of the risks associated with various segments of the Company's loan portfolio, which are factors management regularly considers when evaluating the adequacy of the allowance:

  •
  Commercial loans consist primarily of commercial and industrial loans (business lines of credit), and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which may impact a borrower's ability to continue to make scheduled payments.

  •
  Real estate loans consist primarily of loans secured by commercial and residential real estate. Also included in this segment are land and construction loans and home equity lines of credit secured by real estate. As the majority of this segment is comprised of commercial real estate loans, risks associated with this segment lay primarily within these loan types. Adverse economic conditions may result in a decline in business activity and increased vacancy rates for commercial properties. These factors, in conjunction with a decline in real estate prices, may expose the Company to the potential for losses if a borrower cannot continue to service the loan with operating revenues, and the value of the property has declined to a level such that it no longer fully covers the Company's recorded investment in the loan.

  •
  Consumer loans consist primarily of a large number of small loans and lines of credit. The majority of installment loans are made for consumer and business purchases. Weakened economic conditions may result in an increased level of delinquencies within this segment, as economic pressures may impact the capacity of such borrowers to repay their obligations.

        As a result of the matters mentioned above, changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

        The estimated loss factors for pools of loans that are not impaired are based on determining the probability of default and loss given default for loans within each segment of the portfolio, adjusted for significant factors that, in management's judgment, affect collectibility as of the evaluation date. The Company's historical delinquency experience and loss experience are utilized to determine the probability of default and loss given default for segments of the portfolio where the Company has experienced losses in the past. For segments of the portfolio where the Company has no significant prior loss experience, the Company uses quantifiable observable industry data to determine the probability of default and loss given

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

default. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. The historical loss experience is adjusted for management's estimate of the impact of other factors based on the risks present for each portfolio segment. These other factors include consideration of the following: the overall level of concentrations and trends of classified loans, loan concentrations within a portfolio segment or division of a portfolio segment, identification of certain loan types with higher risk than other loans, existing internal risk factors and management's evaluation of the impact of local and national economic conditions on each of our loan types.

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

  Federal Home Loan Bank and Federal Reserve Bank Stock

        As a member of the Federal Home Loan Bank ("FHLB") system, the Bank is required to own common stock in the FHLB based on the Bank's level of borrowings and outstanding FHLB advances. FHLB stock is carried at cost and classified as a restricted security. Both cash and stock dividends are reported as income.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Goodwill and Intangible Assets

        Goodwill resulted from the acquisition of Diablo Valley Bank in 2007 and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill was assessed at least annually for impairment and any such impairment was recognized in the period identified. During 2010, the Company determined that the $43,181,000 of goodwill was fully impaired.

        Other intangible assets consist of core deposit and customer relationship intangible assets arising from the 2007 Diablo Valley Bank acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives. The core deposits and customer relationship intangible assets are being amortized over ten and seven years, respectively.

  Foreclosed Assets

        Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense.

        The carrying value of foreclosed assets was $1,270,000 and $2,312,000 at December 31, 2012 and 2011, respectively, and is included in other assets on the consolidated balance sheets.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company had net deferred tax assets of $19,264,000 and $21,870,000 at December 31, 2012, and December 31, 2011, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at December 31, 2012 and 2011 will be fully realized in future years.

        A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The Company recognizes interest and penalties related to uncertain tax positions as income tax expense.

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

  Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) because they have been recorded directly in equity under the provisions of certain accounting guidance. The Company's sources of other comprehensive income are unrealized gains and losses on securities available-for-sale, and I/O strips, which are treated like available-for-sale securities, and the liabilities related to the Company's defined benefit pension plan and the split-dollar life insurance benefit plan. Reclassification adjustments result from gains or losses on securities that were realized and included in net income (loss) of the current period that also had been included in other comprehensive income as unrealized holding gains and losses.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Reclassifications

        Certain items in the consolidated financial statements for the years ended December 31, 2011 and 2010 were reclassified to conform to the 2012 presentation. These reclassifications did not affect previously reported net income.

  Adoption of New Accounting Standards

        In May 2011, the FASB issued an accounting standards update to improve the comparability between U.S. GAAP fair value accounting and reporting requirements and International Financial Reporting Standards ("IFRS") fair value accounting and reporting requirements. Additional disclosures required by the update include: (i) disclosure of quantitative information regarding the unobservable inputs used in any fair value measurement classified as Level 3 in the fair value hierarchy in addition to an explanation of the valuation techniques used in valuing Level 3 items and information regarding the sensitivity in the valuation of Level 3 items to changes in the values assigned to unobservable inputs; (ii) categorization by level within the fair value hierarchy of items not recognized on the Statement of Financial Position at fair value but for which fair values are required to be disclosed; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update were effective for interim and annual periods beginning on or after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition, but the additional disclosures are included in Note 12.

        In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued presentation of Other Comprehensive Income in the statement of stockholders' equity. The update requires that all non-owner changes in stockholders' equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements. The amendments in the update became effective for interim and annual periods beginning on or after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements, instead of presented as part of the consolidated statements of shareholders' equity.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Securities

        The amortized cost and estimated fair value of securities at year-end were as follows:

2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$281,598	$9,668	$(22)	$291,244
Corporate bonds	53,739	1,849	—	55,588
Trust preferred securities	20,769	375	(64)	21,080

Total	$356,106	$11,892	$(86)	$367,912

Securities held-to-maturity:
Agency mortgage-backed securities	$16,659	$2	$(177)	$16,484
Municipals — tax exempt	34,813	80	(413)	34,480

Total	$51,472	$82	$(590)	$50,964

2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$341,901	$8,484	$(37)	$350,348
Trust preferred securities	29,947	194	(34)	30,107

Total	$371,848	$8,678	$(71)	$380,455

        At December 31, 2012 and December 31, 2011, all agency mortgage-backed securities were issued by the Federal National Mortgage Association ("Fannie Mae") the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or the Government National Mortgage Association ("Ginnie Mae"). There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity.

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

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	2012	2011	2010
	(Dollars in thousands)
Proceeds	$40,587	$45,014	$46,012
Gross gains	1,560	480	1,956
Gross losses	—	(21)	(1)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$6,226	$(22)	$—	$—	$6,226	$(22)
Trust preferred securities	5,705	(64)	—	—	5,705	(64)

Total	$11,931	$(86)	$—	$—	$11,931	$(86)

Securities held-to-maturity:
Agency mortgage-backed securities	$15,789	$(177)	$—	$—	$15,789	$(177)
Municipals — Tax Exempt	21,985	(413)	—	—	21,985	(413)

Total	$37,774	$(590)	$—	$—	$37,774	$(590)

	Less Than 12 Months		12 Months or More		Total
2011	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$8,265	$(37)	$—	$—	$8,265	$(37)
Trust preferred securities	7,007	(34)	—	—	7,007	(34)

Total	$15,272	$(71)	$—	$—	$15,272	$(71)

        At December 31, 2012, the Company held 269 securities (168 available-for-sale and 101 held-to-maturity), of which 70 had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. Unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not intend to sell any securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

        At December 31, 2011, the Company held 165 securities, of which five had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2011.

        The amortized cost and fair value of debt securities as of December 31, 2012, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$920	$955
Due after five through ten years	52,819	54,633
Due after ten years	20,769	21,080
Agency mortgage-backed securities	281,598	291,244

Total	$356,106	$367,912

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$1,103	$1,101
Due after five through ten years	14,588	14,566
Due after ten years	19,122	18,813
Agency mortgage-backed securities	16,659	16,484

Total	$51,472	$50,964

        Securities with amortized cost of $117,574,000 and $81,945,000 as of December 31, 2012 and 2011 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

(3) Loans and Loan Servicing

        Loans at year-end were as follows:

	2012	2011
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$375,469	$366,590
Real estate:
Commercial and residential	354,934	311,479
Land and construction	22,352	23,016
Home equity	43,865	52,017
Consumer	15,714	11,166

Loans	812,334	764,268
Deferred loan origination (fees) costs, net	(21)	323

Loans, including deferred fees and costs	812,313	764,591
Allowance for loan losses	(19,027)	(20,700)

Loans, net	$793,286	$743,891

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Changes in the allowance for loan losses were as follows:

	For the Year Ended December 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$13,215	$7,338	$147	$20,700
Charge-offs	(3,935)	(1,528)	—	(5,463)
Recoveries	776	230	—	1,006

Net charge-offs	(3,159)	(1,298)	—	(4,457)
Provision (credit) for loan losses	2,810	(6)	(20)	2,784

Balance, end of year	$12,866	$6,034	$127	$19,027

	For the Year Ended December 31, 2011				For the Year Ended December 31, 2010 Total
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$13,952	$10,363	$889	$25,204	$28,768
Charge-offs	(7,559)	(3,356)	(8)	(10,923)	(32,167)
Recoveries	678	1,269	3	1,950	1,799

Net charge-offs	(6,881)	(2,087)	(5)	(8,973)	(30,368)
Provision (credit) for loan losses	6,144	(938)	(737)	4,469	26,804

Balance, end of year	$13,215	$7,338	$147	$20,700	$25,204

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year-end:

	December 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,963	$760	$17	$2,740
Collectively evaluated for impairment	10,903	5,274	110	16,287

Total allowance balance	$12,866	$6,034	$127	$19,027

Loans:
Individually evaluated for impairment	$10,161	$9,336	$147	$19,644
Collectively evaluated for impairment	365,308	411,815	15,567	792,690

Total loan balance	$375,469	$421,151	$15,714	$812,334

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,249	$76	$2	$2,327
Collectively evaluated for impairment	10,966	7,262	145	18,373

Total allowance balance	$13,215	$7,338	$147	$20,700

Loans:
Individually evaluated for impairment	$11,954	$5,948	$12	$17,914
Collectively evaluated for impairment	354,636	380,564	11,154	746,354

Total loan balance	$366,590	$386,512	$11,166	$764,268

        Impaired loans excluding non-accrual loans held-for-sale were as follows:

	2012	2011
	(Dollars in thousands)
Year-end loans with no allocated allowance for loan losses	$14,083	$11,068
Year-end loans with allocated allowance for loan losses	5,561	6,846

Total	$19,644	$17,914

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of December 31, 2012 and December 31, 2011. The recorded investment included in the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	December 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$7,829	$6,978	$—	$7,644	$5,972	$—
Real estate:
Commercial and residential	2,755	2,741	—	2,916	2,057	—
Land and construction	2,310	2,223	—	3,491	3,039	—
Home Equity	2,141	2,141	—	—	—	—

Total with no related allowance recorded	15,035	14,083	—	14,051	11,068	—
With an allowance recorded:
Commercial	3,678	3,182	1,963	6,526	5,982	2,249
Real estate:
Commercial and residential	3,183	1,937	465	80	80	44
Land and construction	—	—	—	817	740	32
Home Equity	295	295	295	32	32	—
Consumer	147	147	17	12	12	2

Total with an allowance recorded	7,303	5,561	2,740	7,467	6,846	2,327

Total	$22,338	$19,644	$2,740	$21,518	$17,914	$2,327

        The following table presents interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

	For the Year Ended December 31, 2012
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$11,068	$3,376	$2,536	$712	$96	$17,788
Interest income during impairment	$—	$1	$14	$—	$—	$15
Cash-basis interest earned	$—	$1	$14	$—	$—	$15

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2011
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$12,613	$2,976	$5,726	$1,390	$680	$23,385
Interest income during impairment	$2	$—	$1	$1	$2	$6
Cash-basis interest earned	$—	$—	$—	$1	$—	$1

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year-end:

	2012	2011
	(Dollars in thousands)
Nonaccrual loans — held-for-sale	$—	$186
Nonaccrual loans — held-for-investment	17,335	14,353
Restructured and loans over 90 days past due and still accruing	859	2,291

Total nonperforming loans	$18,194	$16,830

Other restructured loans	$1,450	$1,270
Impaired loans, excluding loans held-for-sale	$19,644	$17,914

        The following table presents the nonperforming loans by class at year-end:

	2012			2011
	Nonaccrual	Restructured and Loans over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$7,852	$859	$8,711	$8,876	$1,803	$10,679
Real estate:
Commercial and residential	4,676	—	4,676	2,137	—	2,137
Land and construction	2,223	—	2,223	3,514	456	3,970
Home equity	2,437	—	2,437	—	32	32
Consumer	147	—	147	12	—	12

Total	$17,335	$859	$18,194	$14,539	$2,291	$16,830

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the aging of past due loans as of December 31, 2012 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,699	$355	$5,120	$7,174	$368,295	$375,469
Real estate:
Commercial and residential	1,603	—	3,290	4,893	350,041	354,934
Land and construction	—	—	78	78	22,274	22,352
Home equity	742	—	2,045	2,787	41,078	43,865
Consumer	—	—	—	—	15,714	15,714

Total	$4,044	$355	$10,533	$14,932	$797,402	$812,334

        The following table presents the aging of past due loans as of December 31, 2011 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,999	$508	$3,394	$5,901	$360,689	$366,590
Real estate:
Commercial and residential	2,293	—	—	2,293	309,186	311,479
Land and construction	—	—	1,532	1,532	21,484	23,016
Home equity	753	—	32	785	51,232	52,017
Consumer	—	—	—	—	11,166	11,166

Total	$5,045	$508	$4,958	$10,511	$753,757	$764,268

        Past due loans 30 days or greater totaled $14,932,000 and $10,511,000 at December 31, 2012 and December 31, 2011, respectively, of which $12,020,000 and $6,312,000 were on nonaccrual. At December 31, 2012, there were also $5,315,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2011, there were also $8,041,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at December 31, 2012 or 2011.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification for the periods indicated:

	December 31, 2012			December 31, 2011
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$355,440	$20,029	$375,469	$333,506	$33,084	$366,590
Real estate:
Commercial and residential	345,045	9,889	354,934	294,653	16,826	311,479
Land and construction	18,858	3,494	22,352	15,343	7,673	23,016
Home equity	41,187	2,678	43,865	51,368	649	52,017
Consumer	15,321	393	15,714	10,853	313	11,166

Total	$775,851	$36,483	$812,334	$705,723	$58,545	$764,268

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        For the year ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included a reduction of the stated interest rate of the loan, or an extension of maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

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

        The book balance of troubled debt restructurings at December 31, 2012 was $4,107,000, which included $1,798,000 of nonaccrual loans and $2,309,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2011 was $7,396,000, which included $4,323,000 of nonaccrual loans and $3,073,000 of accruing loans. Approximately $1,152,000 and $574,000 in specific reserves were established with respect to these loans as of December 31, 2012 and December 31, 2011. As of December 31, 2012 and December 31, 2011, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        The following table presents loans by class modified as troubled debt restructurings during the twelve month period ended December 31, 2012:

	During the Year Ended December 31, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	2	$87	$87
Consumer	1	107	107

Total	3	$194	$194

        The troubled debt restructurings described above increased the allowance for loan losses by $41,000 through the allocation of specific reserves, and resulted in no charge-offs for the year ended December 31, 2012.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within twelve months following the modification, during the year ended December 31, 2012.

        At December 31, 2012 and 2011, the Company serviced SBA loans sold to the secondary market of approximately $150,192,000 and $170,969,000.

        Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.33% and 1.36% at December 31, 2012 and 2011, respectively.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Servicing rights are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for loan servicing rights follows:

	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$792	$915	$1,067
Additions	184	294	325
Amortization	(267)	(417)	(477)

Balance, end of year	$709	$792	$915

        There was no valuation allowance for servicing rights as of December 31, 2012 and 2011, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $2,929,000 and $3,200,000 at December 31, 2012 and 2011, respectively. The fair value of servicing rights at December 31, 2012 was estimated using a weighted average constant prepayment rate ("CPR") assumption of 6.63%, and a weighted average discount rate assumption of 12.83%. The fair value of servicing rights at December 31, 2011 was estimated using a weighted average constant prepayment rate ("CPR") assumption of 7.00%, and a weighted average discount rate assumption of 14.82%.

        The weighted average discount rate and CPR assumptions used to estimate the fair value of the I/O strip receivables are the same as for the servicing rights. Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2012, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate 10% and 20% changes to the CPR assumption, and 1% and 2% changes to the discount rate assumption, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$1,785
Prepayment speed assumption (annual rate)	6.6%
Impact on fair value of 10% adverse change in prepayment speed (CPR 7.3%)	$(38)
Impact on fair value of 20% adverse change in prepayment speed (CPR 8.0%)	$(75)
Residual cash flow discount rate assumption (annual)	12.8%
Impact on fair value of 1% adverse change in discount rate (14.1% discount rate)	$(61)
Impact on fair value of 2% adverse change in discount rate (15.4% discount rate)	$(119)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        I/O strip receivables are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$2,094	$2,140	$2,116
Amortization	—	(96)	(236)
Unrealized gain (loss)	(308)	50	260

Balance, end of year	$1,786	$2,094	$2,140

(4) Premises and Equipment

        Premises and equipment at year-end were as follows:

	2012	2011
	(Dollars in thousands)
Building	$3,256	$3,256
Land	2,900	2,900
Furniture and equipment	7,074	6,835
Leasehold improvements	4,668	4,668

	17,898	17,659
Accumulated depreciation and amortization	(10,429)	(9,679)

Premises and equipment, net	$7,469	$7,980

        Depreciation and amortization expense was $750,000, $766,000, and $799,000 in 2012, 2011, and 2010, respectively.

(5) Leases

  Operating Leases

        The Company owns one of its offices and leases the others under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

Year ending December 31,	(Dollars in thousands)
2013	$2,571
2014	2,357
2015	1,279
2016	666
2017	714
Thereafter	208

Total	$7,795

        Rent expense under operating leases was $2,735,000, $2,766,000, and $2,727,000 respectively, in 2012, 2011, and 2010.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6) Goodwill and Intangible Assets

  Goodwill

        Goodwill resulted from the acquisition of Diablo Valley Bank in June 2007 and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Due to concerns about the Company's stock price, the condition of the banking industry in general, and the pricing of the private placement of convertible preferred stock, goodwill was tested for impairment in 2010, with the assistance of an independent valuation firm. Due to the continued depressed economic conditions and the length of time and amount by which the Company's book value exceeded market value per share, and the Company's closing of the private placement at a conversion price of $3.75 per share, the Company determined goodwill related to the acquisition of Diablo Valley Bank of $43,181,000 was fully impaired during 2010. The method for estimating the value of the reporting unit included a weighted average of the discounted cash flows income approach and publicly traded company approach.

  Acquired Intangible Assets

        Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. These assets are amortized over their estimated useful lives. Accumulated amortization of these intangible assets was $3,325,000 and $2,834,000 at December 31, 2012 and 2011, respectively.

        Estimated amortization expense for each of the next five years follows:

(Dollars in thousands)
2013	$473
2014	459
2015	446
2016	427
2017	195

        Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2012 and December 31, 2011.

(7) Deposits

        Time deposits of $100,000 and over, including time deposits within the Certificate of Deposit Account Registry Service ("CDARS") and brokered deposits of $100,000 and over, were $293,507,000 and $259,454,000 at December 31, 2012 and 2011, respectively. At December 31, 2012, total CDARS deposits of $10,220,000 include money market deposits of $5,022,000, which have no scheduled maturity date, and

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

therefore, are excluded in the table below. The following table presents the scheduled maturities of time deposits, including brokered deposits for the next five years:

December 31, 2012
(Dollars in thousands)
2013	$247,103
2014	40,252
2015	12,104
2016	19,126
2017	79

Total	$318,664

        At December 31, 2012, the Company had securities pledged with a fair value of $95,283,000 for $85,033,000 in certificates of deposits from the State of California. At December 31, 2011, the Company had securities pledged with a fair value of $56,610,000 for $50,000,000 in certificates of deposits from the State of California.

        The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines. CDARS deposits were comprised of $5,022,000 of money market accounts and $5,198,000 of time deposits at December 31, 2012. All of the $6,371,000 of CDARS deposits at December 31, 2011 were time deposits.

        Deposits from executive officers, directors, and their affiliates were $5,240,000 and $3,602,000 at December 31, 2012 and 2011, respectively.

(8) Borrowing Arrangements

  Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

        The Company maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2012, and December 31, 2011, the Company had no overnight borrowings from the FHLB. The Company had $192,771,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $92,949,000 at December 31, 2012. The Company had $189,653,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $107,268,000 at December 31, 2011.

        The Company can also borrow from the FRB's discount window. The Company had approximately $279,228,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $202,503,000 at December 31, 2012, none of which was outstanding. The Company can also borrow from the FRB's discount window. The Company had approximately $241,196,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $166,672,000 at December 31, 2011, none of which was outstanding.

        At December 31, 2012, the Company has Federal funds purchase arrangements and lines of credit available of $55,000,000. There were no Federal funds purchased at December 31, 2012 and 2011.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Securities Sold Under Agreements to Repurchase

        Securities sold under agreements to repurchase are financing arrangements that mature within two and a half years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Average balance during the year	$—	$712	$18,767
Average interest rate during the year	0.00%	3.37%	2.23%
Maximum month-end balance during the year	$—	$5,000	$25,000
Average rate at December 31	N/A	N/A	3.09%

  Subordinated Debt

        Interest payments on the subordinated notes payable to the Company's subsidiary grantor Trusts are deductible for tax purposes. The subordinated debt is not registered with the Securities and Exchange Commission. For regulatory reporting purposes, the subordinated debt qualifies for Tier 1 capital treatment. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. The trust preferred securities continued to be eligible for Tier 1 capital under Dodd-Frank for bank holding companies with less than $15,000,000,000 of assets; however, under proposed rules implementing Basel III trust preferred securities would lose eligibility for Tier 1 capital over a ten year period. Therefore, our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

        The table below summarizes subordinated debt as of December 31:

	2012	2011
	(Dollars in thousands)
Subordinated debentures due to Heritage Capital Trust I with interest payable semi-annually at 10.875%, redeemable with a premium beginning March 8, 2010 and with no premium beginning March 8, 2020, due March 8, 2030	$—	$7,217
Subordinated debentures due to Heritage Statutory Trust I with interest payable semi-annually at 10.6%, redeemable with a premium beginning September 7, 2010 and with no premium beginning September 7, 2020, due September 7, 2030	—	7,206
Subordinated debentures due to Heritage Statutory Trust II with interest payable quarterly based on 3-month Libor plus 3.58% (3.89% at December 31, 2012), redeemable with a premium beginning July 31, 2006 and with no premium beginning July 31, 2011, due July 31, 2031	5,155	5,155
Subordinated debentures due to Heritage Statutory Trust III with interest payable quarterly based on 3-month Libor plus 3.40% (3.71% at December 31, 2012), redeemable with no premium beginning September 26, 2007 and due September 26, 2032	4,124	4,124

Total	$9,279	$23,702

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the third quarter of 2012, the Company redeemed its 10.875% fixed-rate subordinated debentures in the amount of $7,000,000 issued to Heritage Capital Trust I (and the related premium cost of $304,500) and the Company's 10.600% fixed-rate subordinated debentures in the amount of $7,000,000 issued to Heritage Statutory Trust I (and the related premium cost of $296,800). The related trust securities issued by Capital Trust I and Statutory Trust I were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved. A $15,000,000 distribution from the Bank to the HCC provided the cash for the redemption. The Company incurred a charge of $601,300 in 2012 for the early payoff premium on the redemption of the subordinated debt.

(9) Income Taxes

        Income tax (benefit) consisted of the following for the year ended December 31, as follows:

	2012	2011	2010
	(Dollars in thousands)
Currently (refundable) payable tax:
Federal	$2,944	$89	$(2,281)
State	51	140	(44)

Total currently (refundable) payable	2,995	229	(2,325)
Deferred tax (benefit):
Federal	292	2,068	(4,849)
State	1,007	569	(2,292)
Deferred tax valuation allowance	—	(3,700)	3,700

Total deferred tax (benefit)	1,299	(1,063)	(3,441)

Income tax (benefit)	$4,294	$(834)	$(5,766)

        The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2012	2011	2010
Statutory Federal income tax rate	35.0%	35.0%	-35.0%
State income taxes, net of federal tax benefit	4.7%	4.4%	-2.7%
Change in valuation allowance	0.0%	-35.1%	6.0%
Low income housing credits	-6.0%	-8.0%	-1.7%
Goodwill impairment	0.0%	0.0%	24.5%
Increase in cash surrender value of life insurance	-4.2%	-5.7%	-1.0%
Non-taxable interest income	-0.3%	0.0%	-0.1%
Other, net	1.0%	1.5%	0.6%

Effective tax rate	30.2%	-7.9%	-9.4%

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$8,000	$8,704
Defined postretirement benefit obligation	8,956	8,064
Tax credit carryforwards	5,296	4,876
Federal net operating loss carryforwards	—	1,289
California net operating loss carryforwards	2,281	3,164
Split-dollar life insurance benefit plan	103	106
Stock compensation	1,517	1,276
Accrued expenses	794	728
Fixed assets	678	626
Other	247	221

Total deferred tax assets	27,872	29,054
Deferred tax liabilities:
Securities available-for-sale	(5,033)	(3,615)
FHLB stock	(263)	(263)
Prepaid expenses	(359)	(416)
I/O strips	(1,036)	(879)
Loan fees	(908)	(830)
Intangible assets	(841)	(1,047)
Other	(168)	(134)

Total deferred tax liabilities	(8,608)	(7,184)

Net deferred tax assets	$19,264	$21,870

        Tax credit carryforwards as of December 31, 2012 consist of the following:

	2012
	(Dollars in thousands)
Low income housing credits	$4,339	(begin to expire in 2028)
Alternative Minimum Tax credits	870	(no expiration date)
State tax credits, net of federal tax effects	85	(no expiration date)
New Hire Retention Credit	2	(expires in 2031)

Total tax credit carryforwards	$5,296

        The Company does not have the ability to carryback its net operating loss and low income housing credits to recover federal income taxes paid in prior years. Under current California law, the Company cannot recover state income taxes paid in prior years.

        At year-end 2012, the Company has a California net operating loss carryforward of approximately $32,379,000 that will begin to expire in 2031, if not utilized to reduce future taxable income.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        At December 31, 2012, and December 31, 2011, the Company had net deferred tax assets of $19,264,000 and $21,870,000, respectively. At December 31, 2012, the Company determined that a valuation allowance for deferred tax assets was not necessary.

        The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by federal and state taxing authorities for years before 2009 and 2008, respectively.

(10) Equity Plan

        The Company has an Amended and Restated 2004 Equity Plan (the "Equity Plan") for directors, officers, and key employees. The Equity Plan provides for the grant of incentive and non-qualified stock options and restricted stock. The Equity Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of December 31, 2012, there are 369,912 shares available for future grants under the Equity Plan.

        Stock option activity under the Equity Plan is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	1,275,919	$14.32
Granted	231,500	$6.42
Exercised	(5,646)	$4.51
Forfeited or expired	(187,426)	$14.82

Outstanding at December 31, 2012	1,314,347	$12.90	5.8	$937,000

Vested or expected to vest	1,248,630		5.8	$890,000

Exercisable at December 31, 2012	972,547		4.8	$488,000

        Information related to the Equity Plan for each of the last three years:

	2012	2011	2010
Intrinsic value of options exercised	$10,000	$—	$—
Cash received from option exercise	$25,000	$—	$—
Tax benefit realized from option exercises	$3,000	$—	$—
Weighted average fair value of options granted	$3.67	$2.89	$2.00

        As of December 31, 2012, there was $1,144,000 of total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.89 years.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	2012	2011	2010
Expected life in months(1)	84	72	72
Volatility(1)	57%	60%	59%
Weighted average risk-free interest rate(2)	1.31%	1.86%	2.11%
Expected dividends(3)	0.00%	0.00%	0.00%

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

        Pursuant to the Equity Plan, the Company granted 231,500 shares of nonqualified stock options to directors and employees during the year ended December 31, 2012. The average exercise price was $6.42 per share, and the options vest over four years. Stock option expense related to the 231,500 shares was $130,000 for the year ended December 31, 2012. As of December 31, 2012, there was $721,000 of unrecognized compensation expense related to the 231,500 stock options granted during the year ended December 31, 2012.

        Pursuant to the Equity Plan, the Company granted 18,000 shares of restricted common stock, at a grant price of $6.39, to three officers pursuant to the terms of the restricted stock agreements, dated May 1, 2012. Under the terms of the agreements, the common stock is subject to risk of forfeiture until the common stock has vested. The common stock will vest upon the second anniversary of the grant date. Vesting of the shares of common stock accelerates upon the occurrence of a change in control, or the death or disability of the holder. The fair value of stock awards at the grant date was $115,000, which is being amortized over a two year period on the straight-line method. Amortization expense related to the 18,000 shares was $39,000 for the year ended December 31, 2012. None of the shares were vested at December 31, 2012.

        Pursuant to the Equity Plan, the Company granted 30,000 shares of restricted common stock, at a grant price of $6.13, to one officer pursuant to the terms of the restricted stock agreement, dated July 31, 2012. Under the terms of the agreement, the common stock is subject to risk of forfeiture until the common stock has vested. The common stock will vest upon the second anniversary of the grant date. Vesting of the shares of common stock accelerates upon the occurrence of a change in control, or the death or disability of the holder. The fair value of stock awards at the grant date was $183,900, which is being amortized over a two year period on the straight-line method. Amortization expense related to the 30,000 shares was $39,000 for the year ended December 31, 2012. None of the shares were vested at December 31, 2012.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company granted 51,000 shares of restricted common stock to an executive officer pursuant to the terms of a restricted stock agreement, dated March 17, 2005. The grant price was $18.15. Under the terms of the agreement, the restricted shares vested 25% per year at the end of years three, four, five and six, provided the executive officer was still with the Company, subject to accelerated vesting upon a change of control, termination without cause, termination by the executive officer for good reason (as defined by the executive employment agreement), death or disability. The fair value of stock award at the grant date was $926,000, which was amortized over the six-year vesting period on the straight-line method. Amortization expense was $33,000, and $154,000 in 2011 and 2010, respectively. All of the shares were vested at December 31, 2011.

        Pursuant to the Equity Plan, the Company granted 13,500 shares of restricted common stock to three officers pursuant to the terms of the restricted stock agreements, dated July 26, 2010. The grant price was $3.57. Under the terms of the agreements, the shares of common stock vest upon the later of: (a) the date the Company has redeemed all of the issued and outstanding shares of the Company's Series A Fixed Rate Cumulative Perpetual Preferred Stock, or (b) the second anniversary of the grant date. Vesting of the shares of common stock accelerates upon the occurrence of a change in control, or the death or disability of the holder. The fair value of the stock award at the grant date was $48,000, which is being amortized over two-year period on the straight-line method. Amortization expense was $12,000, $26,000 and $7,000 in 2012, 2011, and 2010, respectively. There were 9,000 shares vested during the year ended December 31, 2012. There were 4,500 shares of restricted stock forfeited and the related amortized expense of $14,000 was reversed during the year ended December 31, 2012.

        Pursuant to the Equity Plan, the Company granted 62,000 shares of restricted common stock, at a grant price of $5.16, to eight officers pursuant to the terms of the restricted stock agreements, dated June 16, 2011. Under the terms of the agreements, the shares of common stock vest upon the later of: (a) the date the Company has redeemed all of the issued and outstanding shares of the Company's Series A Fixed Rate Cumulative Perpetual Preferred Stock, or (b) the second anniversary of the grant date. Vesting of the shares of common stock accelerates upon the occurrence of a change in control, or the death or disability of the holder. The fair value of the stock awards at the grant date was $320,000, which is being amortized over a two year period on the straight-line method. Amortization expense related to the 62,000 shares was $120,000 and $87,000 for the year ended December 31, 2012 and December 31, 2011, respectively. None of the shares were vested at December 31, 2012. There were 22,000 shares of restricted stock forfeited and the related amortized expense of $48,000 was reversed during the year ended December 31, 2012.

(11) Benefit Plans

  401(k) Savings Plan

        The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $1,000 for each employee's contributions in 2012, 2011 and 2010. Contribution expense was $187,000, $183,000, and $187,000 in 2012, 2011 and 2010, respectively.

  Employee Stock Ownership Plan

        The Company sponsors a non-contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. The Company has

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

suspended contributions to the ESOP since 2010. At December 31, 2012, the ESOP owned 137,983 shares of the Company's common stock.

  Deferred Compensation Plan

        The Company has a nonqualified deferred compensation plan for its directors ("Deferral Agreements"). Under the Deferral Agreements, a participating director may defer up to 100% of his or her board fees into a deferred account. The director may elect a distribution schedule of up to ten years. Amounts deferred earn interest. The Company's deferred compensation obligation of $218,000 and $314,000 as of December 31, 2012 and 2011 is included in "Accrued interest payable and other liabilities."

        The Company has purchased life insurance policies on the lives of two of its former directors who have Deferral Agreements. It is expected that the earnings on these policies will offset the cost of the program. In addition, the Company will receive death benefit payments upon the death of the former director. The proceeds will permit the Company to "complete" the deferral program as the former director originally intended if he dies prior to the completion of the deferral program. The disbursement of deferred fees is accelerated at death and commences one month after the former director dies.

        In the event of the former director's disability prior to attainment of his benefit eligibility date, the former director may request that the Board permit him to receive an immediate disability benefit equal to the annualized value of the director's deferral account.

  Nonqualified Defined Benefit Pension Plan

        The Company has a supplemental retirement plan covering key executives and directors ("SERP"). The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 53 at December 31, 2012. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in "Accrued interest payable and other liabilities" on the consolidated balance sheets. The SERP has no assets and the entire projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

        The following table sets forth the SERP's status at December 31:

	2012	2011
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$19,200	$16,229
Service cost	1,178	944
Actuarial loss	915	1,881
Interest cost	770	826
Benefits paid	(758)	(680)

Projected benefit obligation at end of year	$21,305	$19,200

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$5,851	$5,189
Prior service cost	—	27

Accumulated other comprehensive loss	$5,851	$5,216

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Weighted-average assumptions used to determine the benefit obligation at year-end:

	2012	2011
Discount rate	3.75%	4.10%

        Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Year	Estimated Benefit Payments
(Dollars in thousands)
2013	$784
2014	1,079
2015	1,165
2016	1,245
2017	1,397
2018 to 2022	8,027

        The components of pension cost for the SERP follow:

	2012	2011
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$1,178	$944
Interest cost	770	826
Amortization of prior service cost	27	36
Amortization of net actuarial loss	253	123

Net periodic benefit cost	$2,228	$1,929

        The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $291,000 and $280,000 as of December 31, 2012 and 2011, respectively.

        Net periodic benefit cost was determined using the following assumption:

	2012	2011
Discount rate	4.10%	5.21%

  Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements, which continues after the participant's employment and retirement. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar insurance agreements represents either the present value of the future death benefits payable to the participants' beneficiaries or the present value of the estimated cost to maintain life insurance, depending on the contractual terms of the participant's underlying agreement.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The following sets forth the funded status of the split dollar life insurance benefits.

	2012	2011
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,525	$6,361
Interest cost	185	306
Actuarial loss	7	831
Amendments to split dollar agreements	—	(2,973)

Projected benefit obligation at end of year	$4,717	$4,525

        Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	2012	2011
	(Dollars in thousands)
Net actuarial loss	$624	$454
Prior transition obligation	1,685	1,776

Accumulated other comprehensive loss	$2,309	$2,230

        Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2012	2011
Discount rate	3.75%	4.10%

        Components of net periodic benefit cost during the year are:

	2012	2011
	(Dollars in thousands)
Amortization of prior transition obligation	$(73)	$130
Interest cost	185	306

Net periodic benefit cost	$112	$436

        The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 and $90,000 as of December 31, 2012 and 2011, respectively.

        Weighted-average assumption used to determine the net periodic benefit cost:

	2012	2011
Discount rate	4.10%	5.71%

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(12) Fair Value

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2012:
Available-for-sale securities:
Agency mortgage-backed securities	$291,244	$—	$291,244	$—
Corporate bonds	55,588	—	55,588	—
Trust preferred securities	21,080	—	21,080	—
I/O strip receivables	1,786	—	1,786	—
Assets at December 31, 2011:
Available-for-sale securities:
Agency mortgage-backed securities	$350,348	$—	$350,348	$—
Trust preferred securities	30,107	—	30,107	—
I/O strip receivables	2,094	—	2,094	—

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

        Foreclosed assets are valued at the time the loan is foreclosed upon and the asset is transferred to foreclosed assets. The fair value is based primarily on third party appraisals, less costs to sell. The appraisals may utilize a single valuation approach or a combination of approaches including the comparable sales and income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2012:
Impaired loans — held-for-investment:
Commercial	$3,645	—	—	$3,645
Real estate:
Commercial and residential	3,674	—	—	3,674
Land and construction	1,723	—	—	1,723
Home equity	—	—	—	—
Consumer	130	—	—	130

	$9,172	—	—	$9,172

Foreclosed assets:
Commercial and residential	$83	—	—	$83
Land and construction	1,187	—	—	1,187

	$1,270			$1,270

Assets at December 31, 2011:
Impaired loans held-for-sale — other:
Real estate:
Land and construction	$186	—	$186	—

Impaired loans — held-for-investment:
Commercial	$6,526	—	—	$6,526
Real estate:
Commercial and residential	1,794	—	—	1,794
Land and construction	1,590	—	—	1,590
Home equity	32	—	—	32
Consumer	10	—	—	10

	$9,952	—	—	$9,952

Foreclosed assets:
Commercial and residential	$156	—	—	$156
Land and construction	2,156	—	—	2,156

	$2,312			$2,312

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$11,912	$12,279
Book value of impaired loans held-for-investment carried at cost	7,732	5,635

Total impaired loans held-for-investment	$19,644	$17,914

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$11,912	$12,279
Specific valuation allowance	(2,740)	(2,327)

Impaired loans held-for-investment carried at fair value, net	$9,172	$9,952

        Impaired loans held-for-investment of $19,644,000 at December 31, 2012, after partial charge-offs of $2,694,000 in 2012, were analyzed for additional impairment primarily using the fair value of collateral. In addition, these loans had a specific valuation allowance of $2,740,000 at December 31, 2012. Impaired loans held-for-investment totaling $11,912,000 at December 31, 2012 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $7,732,000 of impaired loans were carried at cost at December 31, 2012, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2012 on impaired loans held-for-investment carried at fair value at December 31, 2012 resulted in an additional provision for loan losses of $3,856,000.

        At December 31, 2012, foreclosed assets had a carrying amount of $1,270,000, with no valuation allowance at December 31, 2012.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans — held-for-investment:
Commercial	$3,645	Market Approach	Discount adjustment for differences between comparable sales	0% to 4% (1%)
Real estate:
Commercial and residential	3,674	Market Approach	Discount adjustment for differences between comparable sales	0% to 13% (1%)
Land and construction	1,723	Market Approach	Discount adjustment for differences between comparable sales	1% to 4% (2%)
Foreclosed assets:
Land and construction	1,187	Market Approach	Discount adjustment for differences between comparable sales	0% to 23% (6%)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments, at December 31, 2012 were as follows:

			Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$373,565	$373,565	$—	$—	$373,565
Securities available-for-sale	367,912	—	367,912	—	367,912
Securities held-to-maturity	51,472	—	50,964	—	50,964
Loans (including loans held-for-sale), net	796,695	—	3,409	793,911	797,320
FHLB and FRB stock	10,728	—	—	—	N/A
Accrued interest receivable	3,773	—	1,514	2,259	3,773
Loan servicing rights and I/O strips receivables	2,495	—	4,715	—	4,715
Liabilities:
Time deposits	$318,664	$—	$319,476	$—	$319,476
Other deposits	1,160,704	—	1,160,704	—	1,160,704
Subordinated debt	9,279	—	—	5,400	5,400
Accrued interest payable	277	—	277	—	277

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2011:

	2011
	Carrying Amounts	Estimated Fair Value
	(Dollars in thousands)
Assets
Cash and cash equivalents	$72,872	$72,872
Securities available-for-sale	380,455	380,455
Loans (including loans held-for-sale), net	745,057	745,421
FHLB and FRB stock	9,925	N/A
Accrued interest receivable	3,719	3,719
Loan servicing rights and I/O strips receivables	2,886	5,261
Liabilities
Time deposits	$288,528	$289,512
Other deposits	760,900	760,900
Subordinated debt	23,702	15,950
Accrued interest payable	784	784

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

  Off-Balance Sheet Items

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

        Commitments to extend credit were as follows:

	December 31,		December 31,
	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$8,410	$291,191	$15,723	$257,342
Standby letters of credit	2,200	7,051	2,291	9,482

	$10,610	$298,242	$18,014	$266,824

        Commitments generally expire within one year.

        Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company is required to maintain noninterest-bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2012, the Company maintained reserves of $7,064,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

  Loss Contingencies

        During the first quarter of 2012, the Company accrued $500,000 for probable costs related to an anticipated legal claim that has not yet been asserted, regarding an apparent transfer of funds for personal use by an authorized signatory of a customer. As of the date of this report, no lawsuit has been filed. This accrual was reduced by payments of $220,000 during the last three quarters of 2012, resulting in a balance of $280,000 at December 31, 2012. It is reasonably possible that the outcome may result in a liability exceeding the amount accrued in the financial statements; however, based on the status of the unasserted claim, a range of the reasonably possible gross loss or gross anticipated recoveries cannot be estimated.

(14) Shareholders' Equity and Earnings Per Share

        Authorized Shares — On May 27, 2010, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000. The additional authorized shares provide the Company greater flexibility for stock splits and stock dividends, issuances under employee benefit plans, financings, corporate mergers and acquisitions, and other general corporate purposes. As of December 31, 2012, the Company also had 10,000,000 authorized shares of preferred stock.

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

        Warrants — On November 21, 2008, in conjunction with the issuance of the Series A Preferred Stock, the Company issued a warrant to the U.S Treasury with an initial exercise price of $12.96 per share of common stock, with an allocated fair value of $1,979,000. The warrant may be exercised at any time on or before November 21, 2018. The warrant, at any time is transferable at any time. The Company did not repurchase the warrant when it repurchased the Series A Preferred Stock and the warrant remains outstanding as of the date of this report. As of December 31, 2012, there were 462,963 shares issuable upon exercise of the warrant.

        Series C Preferred Stock — On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. The 21,004 shares of Series C Preferred Stock remain outstanding as of December 31, 2012, and are convertible into 5,601,000 shares of common stock. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not redeemable by the Company or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to the Company's common stock.

        Earnings (Loss) Per Share — Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participates in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. The common stock warrant was antidilutive at December 31, 2012 and 2011. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income (loss) available to common shareholders	$8,703	$9,038	$(58,255)
Less: net income allocated to Series C Preferred Stock	1,527	1,589	N/A

Net income (loss) allocated to common shareholders	$7,176	$7,449	$(58,255)

Weighted average common shares outstanding for basic earnings (loss) per common share	26,303,245	26,266,584	16,026,058
Dilutive effect of stock options oustanding, using the the treasury stock method	26,091	3,810	N/A

Shares used in computing diluted earnings (loss) per common share	26,329,336	26,270,394	16,026,058

Basic earnings per share	$0.27	$0.28	$(3.64)
Diluted earnings per share	$0.27	$0.28	$(3.64)

Comprehensive Income:

        Accumulated other comprehensive income consisted of the following items, net of deferred income tax, at December 31:

	2012	2011
	(Dollars in thousands)
Net unrealized loss on split-dollar life insurance benefit plan	$(2,309)	$(2,230)
Net unrealized loss on defined benefit plan	(3,394)	(3,025)
Net unrealized gain on securities available-for-sale	6,851	4,995
Net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	497	—
Net unrealized gain on I/O strips	1,036	1,215

Accumulated other comprehensive income	$2,681	$955

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2012 and 2011, the Company and HBC met all capital adequacy guidelines to which they were subject.

        As of December 31, 2012 HBC was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2012 that management believes have changed the categorization of the Company or HBC as well-capitalized.

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements.

	Actual		To Be Well-Capitalized Under Regulatory Requirements		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total Capital	$171,201	16.2%	$105,419	10.0%	$84,335	8.0%
(to risk-weighted assets)
Tier 1 Capital	$157,947	15.0%	$63,263	6.0%	$42,175	4.0%
(to risk-weighted assets)
Tier 1 Capital	$157,947	11.5%	N/A	N/A	$55,130	4.0%
(to average assets)
As of December 31, 2011
Total Capital	$211,604	21.9%	$96,755	10.0%	$77,404	8.0%
(to risk-weighted assets)
Tier 1 Capital	$199,423	20.6%	$58,056	6.0%	$38,704	4.0%
(to risk-weighted assets)
Tier 1 Capital	$199,423	15.3%	N/A	N/A	$52,103	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        HBC's actual capital and required amounts and ratios are presented in the following table.

	Actual		To Be Well-Capitalized Under Prompt Corrective Action Provisions		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2012
Total Capital	$161,004	15.3%	$105,507	10.0%	$84,406	8.0%
(to risk-weighted assets)
Tier 1 Capital	$147,742	14.0%	$63,318	6.0%	$42,212	4.0%
(to risk-weighted assets)
Tier 1 Capital	$147,742	10.7%	$68,910	5.0%	$55,128	4.0%
(to average assets)
As of December 31, 2011
Total Capital	$190,904	19.7%	$97,004	10.0%	$77,603	8.0%
(to risk-weighted assets)
Tier 1 Capital	$178,697	18.5%	$57,956	6.0%	$38,637	4.0%
(to risk-weighted assets)
Tier 1 Capital	$178,697	13.7%	$65,266	5.0%	$52,212	4.0%
(to average assets)

        Due primarily to the repurchase of $40,000,000 of Series A Preferred Stock during the first quarter of 2012 and the redemption of $14,000,000 of fixed-rate subordinated debt in the third quarter of 2012, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at December 31, 2012 decreased to 16.2%, 15.0%, and 11.5%, compared to 21.9%, 20.6%, and 15.3% at December 31, 2011, respectively. Due primarily to a distribution from HBC to HCC to provide cash of $30,000,000 for the repurchase of the Series A Preferred Stock during the first quarter of 2012, and $15,000,000 for the redemption of the fixed-rate subordinated debt in the third quarter of 2012, HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at December 31, 2012 decreased to 15.3%, 14.0%, and 10.7%, compared to 19.7%, 18.5%, and 13.7% at December 31, 2011, respectively. However, at December 31, 2012, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Institutions may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the California Department of Financial Institutions and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. At December 31, 2012, the amount available for such dividends

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

without prior regulatory approval was $0 for HBC. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company.

(16) Parent Company only Condensed Financial Information

        The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2012	2011
	(Dollars in thousands)
Assets
Cash and cash equivalents	$11,193	$24,347
Investment in subsidiary bank	164,949	195,041
Investment in subsidiary trusts	279	702
Other assets	2,650	2,246

Total assets	$179,071	$222,336

Liabilities and Shareholder's Equity
Subordinated debt	$9,279	$23,702
Other liabilities	51	803
Shareholder's equity	169,741	197,831

Total liabilities and shareholder's equity	$179,071	$222,336

Condensed Statements of Operations

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Interest income	$1	$10	$13
Dividend from subsidiary bank	45,000	—	—
Interest expense	(1,383)	(1,871)	(1,878)
Other expenses	(2,615)	(2,232)	(2,500)

Income (loss) before income taxes and undistributed net income (loss) of subsidiary bank	41,003	(4,093)	(4,365)
Equity in net income (loss) of subsidiary bank:
Reduction in contributed capital and distribution from subsidiary bank	(45,000)	—	—
Net income (loss) of subsidiary bank	12,710	14,348	(52,184)
Income tax benefit	1,196	1,116	692

Net income (loss)	9,909	11,371	(55,857)
Dividends and discount accretion on preferred stock	(1,206)	(2,333)	(2,398)

Net income (loss) available to common shareholders	$8,703	$9,038	$(58,255)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net Income (loss)	$9,909	$11,371	$(55,857)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Amortization of restricted stock award, net of forfeitures and taxes	148	75	89
Equity in undistributed loss/(net income) of subsidiary bank	32,290	(14,348)	52,184
Net change in other assets and liabilities	(733)	(1,182)	1,396

Net cash provided by (used in) operating activities	41,614	(4,084)	(2,188)
Cash flows from investing activities:
Equity investment in subsidiary bank	—	—	(40,000)
Cash flows from financing activities:
Repayment of subordinated debt	(14,423)	—	—
Payment of cash dividends — preferred stock	(373)	(4,672)	—
Repayment of preferred stock	(40,000)	—	—
Issuance of common stock, net of issuance costs	28	—	—
Issuance of preferred stock, net of issuance costs	—	—	69,698

Net cash provided by (used in) financing activities	(54,768)	(4,672)	69,698

Net increase (decrease) in cash and cash equivalents	(13,154)	(8,756)	27,510
Cash and cash equivalents, beginning of year	24,347	33,103	5,593

Cash and cash equivalents, end of year	$11,193	$24,347	$33,103

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17) Quarterly Financial Data (Unaudited)

        The following table discloses the Company's selected unaudited quarterly financial data:

	For the Quarter Ended
	12/31/12	09/30/12	06/30/12	03/31/12
	(Dollars in thousands, except per share amounts)
Interest income	$12,958	$12,862	$13,296	$13,449
Interest expense	747	1,038	1,212	1,190

Net interest income	12,211	11,824	12,084	12,259
Provision for loan losses	669	1,200	815	100

Net interest income after provision for loan losses	11,542	10,624	11,269	12,159
Noninterest income	2,104	2,948	2,090	1,723
Noninterest expense	9,799	10,147	9,454	10,856

Income before income taxes	3,847	3,425	3,905	3,026
Income tax expense	1,178	939	1,226	951

Net income	2,669	2,486	2,679	2,075
Dividends and discount accretion on preferred stock(1)	—	—	—	(1,206)

Net income available to common shareholders	$2,669	$2,486	$2,679	$869

Earnings per common share
Basic	$0.08	$0.08	$0.08	$0.03
Diluted	$0.08	$0.08	$0.08	$0.03

(1)
The Company repurchased the $40 million of Series A preferred stock issued to the U.S. Treasury Department under the TARP Capital Purchase Program during the first quarter of 2012. The Series A Preferred Stock was initially recorded at a discount, and the repurchase accelerated the accretion of the remaining discount on the Series A Preferred Stock. While the accelerated accretion did not impact net income, it resulted in a one-time non-cash reduction in net income available to common shareholders of approximately $765,000 in the first quarter of 2012. Total dividends and discount accretion on the Series A Preferred Stock, including the accelerated accretion, reduced net income available to common shareholders by $1.2 million in the first quarter of 2012.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Quarter Ended
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

(1)
The Company eliminated a partial valuation allowance on its deferred tax asset during the third and fourth quarters of 2011.

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
4.2
Amended and Restated Declaration of Trust by and among State Street Bank and Trust Company of Connecticut, National Association as Institutional Trustee, and Heritage Commerce Corp, as Sponsor, dated as of July 31, 2001 (incorporated herein by reference from the Registrant's Form 10-K filed March 29, 2002)
4.3
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
4.5	Warrant to Purchase Common Stock dated November 21, 2008 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed November 26, 2008)
4.6
Certificate of Determination of Series C Convertible Perpetual Preferred Stock, as filed with the California Secretary of State on June 17, 2010 (incorporated herein by reference from the Registrant's Current Report on Form 8-K as filed June 22, 2010)
10.1	Real Property Leases for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 5, 1998)
10.2	Third Amendment to Lease for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed August 17, 2005)
10.3	Fourth Amendment to Lease for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed August 17, 2005)
10.4	Fourth Amendment to Sublease for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 22, 2005)

Exhibit Number	Description
*10.5	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed May 3, 2005)
*10.6	1994 Stock Option Plan and Form of Agreement (incorporated herein by reference from the Registrant's Registration Statement on Form S-8 filed July 17, 1998)
*10.7	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 2, 2009)
*10.8	Restricted Stock Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 22, 2005)
*10.9	2004 Stock Option Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 22, 2005)
*10.10	Non-qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 31, 2005)
*10.11	Amended and Restated Employment Agreement with Walter Kaczmarek, dated October 17, 2007 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed October 22, 2007)
*10.12	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed July 21, 2011)
*10.13	Employment Agreement with Dan T. Kawamoto, dated June 11, 2009 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 16, 2009)
*10.14	Employment Agreement with Michael E. Benito, dated February 1, 2012 (incorporated by reference from the Registrant's Current Report on Form 8-K filed February 1, 2012)
*10.15	Employment Agreement with David Porter, dated June 25, 2012 (incorporated by reference from the Registrant's Current Report on Form 8-K filed June 25, 2012)
*10.16	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 9, 2011)
*10.17	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 9, 2011)
*10.18	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed September 30, 2008)
*10.19	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 17, 2008)
*10.20	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 17, 2008)

Exhibit Number	Description
*10.21	Amendment No. 1 to Employment Agreement, dated December 29, 2008 between the Company and Walter T. Kaczmarek (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed January 2, 2009)
*10.22
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
10.28
Letter Agreement dated November 21, 2008 between the Company and United States Treasury for Fixed Rate Cumulative Perpetual Preferred Stock, Series A and Warrant for Common Stock (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed November 26, 2008)
10.29
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed December 23, 2009)
10.30	Securities Purchase Agreement between the Company and each of the Purchasers, dated as of June 18, 2010 (incorporated herein from the Registrant's Current Report on Form 8-K as filed June 22, 2010)
10.31	Registration Rights Agreement between the Company and each of the Purchasers, dated as of June 18, 2010 (incorporated herein from the Registrant's Current Report on Form 8-K as filed June 22, 2010)
12.1	Calculation of consolidated ratio of earnings to fixed charges and consolidated ratio of earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of Registrant (incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 16, 2007)
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

Exhibit Number	Description
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
99.1	Certification of Registrant's Chief Executive Officer Pursuant to the Section 111(6)(4) of the Emergency Economic Stabilization Act of 2008, as amended
99.2	Certification of Registrant's Chief Financial Officer Pursuant to the Section 111(6)(4) of the Emergency Economic Stabilization Act of 2008, as amended
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

*
Management contract or compensatory plan or arrangement.