Form 10-Q
period 2013-03-31
HERITAGE COMMERCE CORP
filed 2013-05-08
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

        The Registrant had 26,333,368 shares of Common Stock outstanding on April 18, 2013.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Assets
Cash and due from banks	$19,779	$16,520
Interest-bearing deposits in other financial institutions	57,090	357,045

Total cash and cash equivalents	76,869	373,565
Securities available-for-sale, at fair value	346,800	367,912
Securities held-to-maturity, at amortized cost (fair value of $65,659 at March 31, 2013 and $50,964 at December 31, 2012)	68,283	51,472
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	4,394	3,409
Loans, including deferred fees and costs	801,925	812,313
Allowance for loan losses	(19,342)	(19,027)

Loans, net	782,583	793,286
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,764	10,728
Company owned life insurance	48,774	48,358
Premises and equipment, net	7,632	7,469
Intangible assets	1,882	2,000
Accrued interest receivable and other assets	35,583	35,113

Total assets	$1,383,564	$1,693,312

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$397,198	$727,684
Demand, interest-bearing	169,681	155,951
Savings and money market	286,784	272,047
Time deposits—under $100	23,835	25,157
Time deposits—$100 and over	189,779	190,502
Time deposits—brokered	83,763	97,807
CDARS—money market and time deposits	15,850	10,220

Total deposits	1,166,890	1,479,368
Subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	36,560	34,924

Total liabilities	1,212,729	1,523,571
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at March 31, 2013 and December 31, 2012 (liquidation preference of $21,004 at March 31, 2013 and December 31, 2012)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,333,368 shares issued and outstanding at March 31, 2013 and 26,322,147 shares issued and outstanding at December 31, 2012	131,998	131,820
Retained earnings	17,901	15,721
Accumulated other comprehensive income	1,417	2,681

Total shareholders' equity	170,835	169,741

Total liabilities and shareholders' equity	$1,383,564	$1,693,312

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$10,089	10,316
Securities, taxable	2,462	3,097
Securities, non-taxable	248	—
Interest-bearing deposits in other financial institutions	68	36

Total interest income	12,867	13,449

Interest expense:
Deposits	625	716
Subordinated debt	88	474
Short-term borrowings	1	—

Total interest expense	714	1,190

Net interest income before provision for loan losses	12,153	12,259
Provision for loan losses	—	100

Net interest income after provision for loan losses	12,153	12,159

Noninterest income:
Service charges and fees on deposit accounts	577	590
Increase in cash surrender value of life insurance	416	429
Servicing income	365	460
Gain on sales of SBA loans	136	36
Gain on sales of securities	31	27
Other	138	181

Total noninterest income	1,663	1,723

Noninterest expense:
Salaries and employee benefits	6,011	5,667
Occupancy and equipment	1,068	996
Professional fees	982	1,211
Low income housing investment losses	311	269
Software subscriptions	291	290
FDIC deposit insurance premiums	259	225
Insurance expense	254	224
Data processing	252	245
Correspondent bank charges	164	143
Foreclosed assets, net	(155)	115
Other	1,344	1,471

Total noninterest expense	10,781	10,856

Income before income taxes	3,035	3,026
Income tax expense	855	951

Net income	2,180	2,075
Dividends and discount accretion on preferred stock	—	(1,206)

Net income available to common shareholders	$2,180	$869

Earnings per common share:
Basic	$0.07	$0.03
Diluted	$0.07	$0.03

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net income	$2,180	$2,075
Other comprehensive income (loss):
Change in net unrealized holding gains on available-for-sale securities and I/O strips	(2,164)	372
Deferred income taxes	909	(156)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(14)	—
Deferred income taxes	6	—
Reclassification adjustment for (gains) realized in income	(31)	(27)
Deferred income taxes	13	11

Change in unrealized gains (loss) on securities and I/O strips, net of deferred income taxes	(1,281)	200

Change in net pension and other benefit plan liability adjustment	29	57
Deferred income taxes	(12)	(24)

Change in pension and other benefit plan liability, net of deferred income taxes	17	33

Other comprehensive income (loss)	(1,264)	233

Total comprehensive income	$916	$2,308

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31, 2013 and 2012
	Preferred Stock			Common Stock			Accumulated Other Comprehensive Income
						Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands)
Balance, January 1, 2012	61,004	$59,365	$(833)	26,295,001	$131,172	$7,172	$955	$197,831
Net income	—	—	—	—	—	2,075	—	2,075
Other comprehensive income	—	—	—	—	—	—	233	233
Repurchase of Series A preferred stock	(40,000)	(40,000)	—	—	—	—	—	(40,000)
Series A preferred stock capitalized offering costs	—	154	—	—	—	(154)	—	—
Forfeitures of restricted stock awards	—	—	—	(8,500)	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	28	—	—	28
Cash dividends paid on Series A preferred stock	—	—	—	—	—	(373)	—	(373)
Accretion of discount on Series A preferred stock	—	—	833	—	—	(833)	—	—
Stock option expense, net of forfeitures and taxes	—	—	—	—	102	—	—	102

Balance, March 31, 2012	21,004	$19,519	$—	26,286,501	$131,302	$7,887	$1,188	$159,896

Balance, January 1, 2013	21,004	$19,519	$—	26,322,147	$131,820	$15,721	$2,681	$169,741
Net income	—	—	—	—	—	2,180	—	2,180
Other comprehensive loss	—	—	—	—	—	—	(1,264)	(1,264)
Issuance of restricted stock awards	—	—	—	10,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	45	—	—	45
Stock option expense, net of forfeitures and taxes	—	—	—	—	129	—	—	129
Stock options exercised	—	—	—	1,221	4	—	—	4

Balance, March 31, 2013	21,004	$19,519	$—	26,333,368	$131,998	$17,901	$1,417	$170,835

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,180	$2,075
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	756	533
Gain on sales of securities available-for-sale	(31)	(27)
Gain on sales of SBA loans	(136)	(36)
Proceeds from sale of SBA loans originated for sale	1,774	632
Net change in SBA loans originated for sale	(2,643)	(4,621)
Provision for loan losses	—	100
Increase in cash surrender value of life insurance	(416)	(429)
Depreciation and amortization	177	195
Amortization of intangible assets	118	123
Gains on sale of foreclosed assets, net	(198)	(31)
Stock option expense, net	129	102
Amortization of restricted stock awards, net	45	28
Effect of changes in:
Accrued interest receivable and other assets	(88)	818
Accrued interest payable and other liabilities	1,806	(609)

Net cash provided by (used in) operating activities	3,473	(1,147)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(8,334)	(19,943)
Purchase of securities held-to-maturity	(18,433)	—
Maturities/paydowns/calls of securities available-for-sale	23,056	18,858
Maturities/paydowns/calls of securities held-to-maturity	1,429	—
Proceeds from sale of securities available-for-sale	3,530	2,280
Net change in loans	10,690	5,239
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(36)	(3)
Purchase of premises and equipment	(340)	(98)
Proceeds from sale of foreclosed assets	743	188
Proceeds from sale of other loans transferred to held-for-sale	—	220
Purchases of company owned life insurance	—	(250)

Net cash provided by investing activities	12,305	6,491

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(312,478)	30,822
Repayment of preferred stock	—	(40,000)
Payment of cash dividends—preferred stock	—	(373)
Exercise of stock options	4	—

Net cash used in financing activities	(312,474)	(9,551)

Net decrease in cash and cash equivalents	(296,696)	(4,207)
Cash and cash equivalents, beginning of period	373,565	72,872

Cash and cash equivalents, end of period	$76,869	$68,665

Supplemental disclosures of cash flow information:
Interest paid	$709	$1,557
Income taxes paid	1,025	800
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$3,351	$11,921
Loans transferred to foreclosed assets	33	1,973
Transfer of loans held-for-sale to loan portfolio	20	—

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce (the "Bank" or "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2012. The Company has also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III, which are Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. During the third quarter of 2012 the Company dissolved the Heritage Statutory Trust I and the Heritage Capital Trust I.

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

        The results for the three months ended March 31, 2013 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2013.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In February 2013, the FASB issued an accounting standards update with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. GAAP, the update requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

1) Basis of Presentation (Continued)

statement that reports net income or in the financial statement notes. For AOCI items that that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. This update is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2012, or the first quarter of 2013 for calendar year-end companies, and is required to be applied prospectively. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition, but the additional disclosures are included in Note 3.

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is convertible into 5,601,000 shares of common stock when transferred in accordance with its terms. The Series C Preferred Stock participate in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. The common stock warrant was antidilutive at March 31, 2013 and 2012. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net income available to common shareholders	$2,180	$869
Less: net income allocated to Series C Preferred Stock	382	153

Net income allocated to common shareholders	$1,798	$716

Weighted average common shares outstanding for basic earnings per common share	26,329,343	26,289,334
Dilutive effect of stock options oustanding, using the the treasury stock method	49,114	27,220

Shares used in computing diluted earnings per common share	26,378,457	26,316,554

Basic earnings per share	$0.07	$0.03
Diluted earnings per share	$0.07	$0.03

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Three Months Ended March 31, 2013 and 2012
	Unrealized Gains on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2013, net of taxes	$7,887	$497	$(5,703)	$2,681
Other comprehensive (loss) before reclassification, net of taxes	(1,255)	—	(24)	(1,279)
Amounts reclassified from other comprehensive income (loss), net of taxes	(18)	(8)	41	15

Net current period other comprensive income (loss), net of taxes	(1,273)	(8)	17	(1,264)

Ending balance March 31, 2013, net of taxes	$6,614	$489	$(5,686)	$1,417

Beginning balance January 1, 2012, net of taxes	$6,210	$—	$(5,255)	$955
Other comprehensive income (loss) before reclassification, net of taxes	216	—	(8)	208
Amounts reclassified from other comprehensive income (loss), net of taxes	(16)	—	41	25

Net current period other comprensive income, net of taxes	200	—	33	233

Ending balance March 31, 2012, net of taxes	$6,410	$—	$(5,222)	$1,188

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Three Months Ended March 31,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2013	2012
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$31	$27	Realized gains on sale of securities
	(13)	(11)	Income tax expense

	18	16	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	14	—	Interest income on taxable securities
	(6)	—	Income tax expense

	8	—	Net of tax

Amortization of defined benefit pension plan items(2)
Prior service cost	—	(7)
Actuarial losses	(71)	(63)

	(71)	(70)	Income before income tax
	30	29	Income tax expense

	(41)	(41)	Net of tax

Total reclassification for the period	$(15)	$(25)

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 7—Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at March 31, 2013 and December 31, 2012 were as follows:

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$262,710	$8,444	$(77)	$271,077
Corporate bonds	53,681	1,269	(58)	54,892
Trust preferred securities	20,789	150	(108)	20,831

Total	$337,180	$9,863	$(243)	$346,800

Securities held-to-maturity:
Agency mortgage-backed securities	$15,185	$6	$(298)	$14,893
Municipals—tax exempt	53,098	1	(2,333)	50,766

Total	$68,283	$7	$(2,631)	$65,659

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$281,598	$9,668	$(22)	$291,244
Corporate bonds	53,739	1,849	—	55,588
Trust preferred securities	20,769	375	(64)	21,080

Total	$356,106	$11,892	$(86)	$367,912

Securities held-to-maturity:
Agency mortgage-backed securities	$16,659	$2	$(177)	$16,484
Municipals—tax exempt	34,813	80	(413)	34,480

Total	$51,472	$82	$(590)	$50,964

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At March 31, 2013, the Company held 320 securities (169 available-for-sale and 151 held-to-maturity), of which 143 had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. Unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not intend to sell any securities with an unrealized loss and does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

4) Securities (Continued)

value. The Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

        At December 31, 2012, the Company held 269 securities (168 available-for-sale and 101 held-to-maturity), of which 70 had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

        The amortized cost and estimated fair values of securities as March 31, 2013, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$924	$963
Due after five through ten years	52,757	53,929
Due after ten years	20,789	20,831
Agency mortgage-backed securities	$262,710	271,077

Total	$337,180	$346,800

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after five through ten years	$1,085	$1,060
Due after ten years	52,013	49,706
Agency mortgage-backed securities	15,185	14,893

Total	$68,283	$65,659

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

5) Loans

        Loans were as follows:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$356,688	$375,469
Real estate:
Commercial and residential	361,340	354,934
Land and construction	24,611	22,352
Home equity	45,347	43,865
Consumer	14,036	15,714

Loans	802,022	812,334
Deferred loan origination (fees) costs, net	(97)	(21)

Loans, including deferred fees and costs	801,925	812,313
Allowance for loan losses	(19,342)	(19,027)

Loans, net	$782,583	$793,286

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended March 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(840)	—	—	(840)
Recoveries	1,150	5	—	1,155

Net recoveries	310	5	—	315
Provision (credit) for loan losses	(721)	731	(10)	—

Balance, end of period	$12,455	$6,770	$117	$19,342

	Three Months Ended March 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(910)	(45)	—	(955)
Recoveries	461	—	—	461

Net charge-offs	(449)	(45)	—	(494)
Provision (credit) for loan losses	968	(884)	16	100

Balance, end of period	$13,734	$6,409	$163	$20,306

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

5) Loans (Continued)

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	March 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,031	$977	$18	$3,026
Collectively evaluated for impairment	10,424	5,793	99	16,316

Total allowance balance	$12,455	$6,770	$117	$19,342

Loans:
Individually evaluated for impairment	$8,128	$10,112	$141	$18,381
Collectively evaluated for impairment	348,560	421,186	13,895	783,641

Total loan balance	$356,688	$431,298	$14,036	$802,022

	December 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,963	$760	$17	$2,740
Collectively evaluated for impairment	10,903	5,274	110	16,287

Total allowance balance	$12,866	$6,034	$127	$19,027

Loans:
Individually evaluated for impairment	$10,161	$9,336	$147	$19,644
Collectively evaluated for impairment	365,308	411,815	15,567	792,690

Total loan balance	$375,469	$421,151	$15,714	$812,334

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

5) Loans (Continued)

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of March 31, 2013 and December 31, 2012. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	March 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$3,939	$3,939	$—	$7,829	$6,978	$—
Real estate:
Commercial and residential	3,622	3,622	—	2,755	2,741	—
Land and construction	2,177	2,177	—	2,310	2,223	—
Home Equity	2,137	2,137	—	2,141	2,141	—

Total with no related allowance recorded	11,875	11,875	—	15,035	14,083	—
With an allowance recorded:
Commercial	4,272	4,189	2,031	3,678	3,182	1,963
Real estate:
Commercial and residential	1,882	1,882	683	3,183	1,937	465
Home Equity	294	294	294	295	295	295
Consumer	141	141	18	147	147	17

Total with an allowance recorded	6,589	6,506	3,026	7,303	5,561	2,740

Total	$18,464	$18,381	$3,026	$22,338	$19,644	$2,740

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended March 31, 2013
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$9,145	$5,090	$2,200	$2,434	$144	$19,013
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

5) Loans (Continued)

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

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	March 31,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$—	$184	$—
Nonaccrual loans—held-for-investment	16,115	14,005	17,335
Restructured and loans over 90 days past due and still accruing	549	2,155	859

Total nonperforming loans	$16,664	$16,344	$18,194

Other restructured loans	$1,717	$431	$1,450
Impaired loans, excluding loans held-for-sale	$18,381	$16,591	$19,644

        The following table presents the nonperforming loans by class as of March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$5,863	$549	$6,412	$7,852	$859	$8,711
Real estate:
Commercial and residential	5,503	—	5,503	4,676	—	4,676
Land and construction	2,177	—	2,177	2,223	—	2,223
Home equity	2,431	—	2,431	2,437	—	2,437
Consumer	141	—	141	147	—	147

Total	$16,115	$549	$16,664	$17,335	$859	$18,194

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

5) Loans (Continued)

        The following table presents the aging of past due loans as of March 31, 2013 by class of loans:

	March 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,445	$646	$4,368	$6,459	$350,229	$356,688
Real estate:
Commercial and residential	—	—	3,485	3,485	357,855	361,340
Land and construction	—	—	69	69	24,542	24,611
Home equity	87	—	2,043	2,130	43,217	45,347
Consumer	103		—	103	13,933	14,036

Total	$1,635	$646	$9,965	$12,246	$789,776	$802,022

        The following table presents the aging of past due loans as of December 31, 2012 by class of loans:

	December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,699	$355	$5,120	$7,174	$368,295	$375,469
Real estate:
Commercial and residential	1,603	—	3,290	4,893	350,041	354,934
Land and construction	—	—	78	78	22,274	22,352
Home equity	742	—	2,045	2,787	41,078	43,865
Consumer	—	—	—	—	15,714	15,714

Total	$4,044	$355	$10,533	$14,932	$797,402	$812,334

        Past due loans 30 days or greater totaled $12,246,000 and $14,932,000 at March 31, 2013 and December 31, 2012, respectively, of which $11,267,000 and $12,020,000 were on nonaccrual. At March 31, 2013, there were also $4,848,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2012, there were also $5,315,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

5) Loans (Continued)

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at March 31, 2013 or December 31, 2012.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

5) Loans (Continued)

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at March 31, 2013 and December 31, 2012:

	March 31, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$340,372	$16,316	$356,688	$355,440	$20,029	$375,469
Real estate:
Commercial and residential	351,911	9,429	361,340	345,045	9,889	354,934
Land and construction	22,433	2,178	24,611	18,858	3,494	22,352
Home equity	42,591	2,756	45,347	41,187	2,678	43,865
Consumer	13,656	380	14,036	15,321	393	15,714

Total	$770,963	$31,059	$802,022	$775,851	$36,483	$812,334

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        The recorded investment of troubled debt restructurings at March 31, 2013 was $3,662,000, which included $1,396,000 of nonaccrual loans and $2,266,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2012 was $4,107,000, which included $1,798,000 of nonaccrual loans and $2,309,000 of accruing loans. Approximately $920,000 and $1,152,000 in specific reserves were established with respect to these loans as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013 and December 31, 2012, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no loans modified as troubled debt restructuring during the three months ended March 31, 2013. The following table presents loans by class modified as troubled debt restructurings during the three month period ended March 31, 2012:

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

5) Loans (Continued)

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three month ended March 31, 2013 or 2012.

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

        The Company had net deferred tax assets of $20,237,000, and $19,264,000, at March 31, 2013, and December 31, 2012, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at March 31, 2013 and December 31, 2012 will be fully realized in future years.

7) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

7) Benefit Plans (Continued)

there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$304	$294
Interest cost	196	193
Amortization of prior service cost	—	7
Amortization of net actuarial loss	71	63

Net periodic benefit cost	$571	$557

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,717	$4,525
Interest cost	44	185
Actuarial gain	3	7

Projected benefit obligation at end of period	$4,764	$4,717

        Amounts recognized in accumulated other comprehensive income at March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Net actuarial loss	$669	$624
Prior transition obligation	1,665	1,685

Accumulated other comprehensive loss	$2,334	$2,309

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

8) Preferred Stock

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

March 31, 2013

(Unaudited)

9) Fair Value (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2013:
Available-for-sale securities:
Agency mortgage-backed securities	$271,077	—	$271,077	—
Corporate bonds	54,892	—	54,892	—
Trust preferred securities	20,831	—	20,831	—
I/O strip receivables	1,777	—	1,777	—
Assets at December 31, 2012:
Available-for-sale securities:
Agency mortgage-backed securities	$291,244	—	$291,244	—
Corporate bonds	55,588	—	55,588	—
Trust preferred securities	21,080	—	21,080	—
I/O strip receivables	1,786		1,786	—

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

March 31, 2013

(Unaudited)

9) Fair Value (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2013:
Impaired loans—held-for-investment:
Commercial	$2,982	—	—	$2,982
Real estate:
Commercial and residential	3,217	—	—	3,217
Land and construction	1,685	—	—	1,685
Consumer	122	—	—	122

	$8,006	—	—	$8,006

Foreclosed assets:
Commercial	$81	—	—	$81
Land and construction	657	—	—	657

	$738	—	—	$738

Assets at December 31, 2012:
Impaired loans—held-for-investment:
Commercial	$3,645	—	—	$3,645
Real estate:
Commercial and residential	3,674	—	—	3,674
Land and construction	1,723	—	—	1,723
Consumer	130	—	—	130

	$9,172	—	—	$9,172

Foreclosed assets:
Commercial	$83	—	—	$83
Land and construction	1,187	—	—	1,187

	$1,270	—	—	$1,270

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

9) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$11,032	$11,912
Book value of impaired loans held-for-investment carried at cost	7,349	7,732

Total impaired loans held-for-investment	$18,381	$19,644

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$11,032	$11,912
Specific valuation allowance	(3,026)	(2,740)

Impaired loans held-for-investment carried at fair value, net	$8,006	$9,172

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $18,381,000 at March 31, 2013, after partial charge-offs of $83,000 in the first three months of 2013. In addition, these loans had a specific valuation allowance of $3,026,000 at March 31, 2013. Impaired loans held-for-investment totaling $11,032,000 at March 31, 2013 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $7,349,000 of impaired loans were carried at cost at March 31, 2013, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first three months of 2013 on impaired loans held-for-investment carried at fair value at March 31, 2013 resulted in an additional provision for loan losses of $757,000.

        Foreclosed assets measured at fair value less costs to sell, had a carrying amount of $738,000, with no valuation allowance at March 31, 2013.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

9) Fair Value (Continued)

        At December 31, 2012, foreclosed assets had a carrying amount of $1,270,000, with no valuation allowance at December 31, 2012.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$2,982	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (2%)
Real estate:
Commercial and residential	3,217	Market Approach	Discount adjustment for differences between comparable sales	0% to 13% (1%)
Land and construction	1,685	Market Approach	Discount adjustment for differences between comparable sales	1% to 4% (2%)
Foreclosed assets:
Land and construction	657	Market Approach	Discount adjustment for differences between comparable sales	1% to 16% (7%)

	December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$3,645	Market Approach	Discount adjustment for differences between comparable sales	0% to 4% (1%)
Real estate:
Commercial and residential	3,674	Market Approach	Discount adjustment for differences between comparable sales	0% to 13% (1%)
Land and construction	1,723	Market Approach	Discount adjustment for differences between comparable sales	1% to 4% (2%)
Foreclosed assets:
Land and construction	1,187	Market Approach	Discount adjustment for differences between comparable sales	0% to 23% (6%)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

9) Fair Value (Continued)

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

        The carrying amounts and estimated fair values of financial instruments at March 31, 2013 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$76,869	$76,869	$—	$—	$76,869
Securities available-for-sale	346,800	—	346,800	—	346,800
Securities held-to-maturity	68,283	—	65,659	—	65,659
Loans (including loans held-for-sale), net	786,977	—	4,394	783,126	787,520
FHLB and FRB stock	10,764	—	—	—	N/A
Accrued interest receivable	4,309	—	1,919	2,390	4,309
Loan servicing rights and I/O strips receivables	2,447	—	4,680	—	4,680
Liabilities:
Time deposits	$302,476	$—	$303,282	$—	$303,282
Other deposits	864,414	—	864,414	—	864,414
Subordinated debt	9,279	—	—	5,400	5,400
Accrued interest payable	281	—	281	—	281

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

9) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2012:

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

9) Fair Value (Continued)

FHLB and FRB Stock

        It was not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on their transferability.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

10) Equity Plan

        The Company has an Amended and Restated 2004 Equity Plan (the "Equity Plan") for directors, officers, and key employees. The Equity Plan provides for the grant of incentive and non-qualified stock options and restricted stock. The Equity Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. As of March 31, 2013, there are 349,071 shares available for future grants under the Equity Plan.

        Stock option activity under the Equity Plan is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,314,347	$12.90
Granted	15,000	$6.51
Exercised	(1,221)	$3.57
Forfeited or expired	(4,159)	$4.96

Outstanding at March 31, 2013	1,323,967	$12.80	5.6	$794,000

Vested or expected to vest	1,257,769		5.6	$755,000

Exercisable at March 31, 2013	1,011,067		4.6	$484,000

        As of March 31, 2013, there was $1,066,000 of total unrecognized compensation cost related to nonvested stock options granted under the Equity Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.79 years.

        Restricted stock activity under the Equity Plan is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2013	88,000	$5.74
Granted	10,000	$6.51
Vested	—	$—
Forfeited	—	$—

Nonvested shares at March 31, 2013	98,000	$5.82

        As of March 31, 2013, there was $266,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the Equity Plan. The cost is expected to be recognized over a weighted-average period of approximately 11 months.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

11) Subordinated Debt

        The Company has supported its growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. Interest payments on the subordinated notes payable to the Company's subsidiary grantor Trusts are deductible for tax purposes. The subordinated debt is not registered with the Securities and Exchange Commission. For regulatory reporting purposes, the subordinated debt qualifies for Tier 1 capital treatment. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. The trust preferred securities continued to be eligible for Tier 1 capital under Dodd-Frank for bank holding companies with less than $15,000,000,000 of assets; however, under proposed rules implementing Basel III trust preferred securities would lose eligibility for Tier 1 capital over a ten year period. Therefore, our trust preferred securities will continue to be eligible to be treated as Tier 1 capital, subject to other rules and limitations.

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

        The table below summarizes the Company's subordinated debt as of the periods indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Subordinated debentures due to Heritage Statutory Trust II with interest payable quarterly based on 3-month Libor plus 3.58% (3.86% at March 31, 2013), redeemable with a premium beginning July 31, 2006 and with no premium beginning July 31, 2011, due July 31, 2031	$5,155	$5,155
Subordinated debentures due to Heritage Statutory Trust III with interest payable quarterly based on 3-month Libor plus 3.40% (3.68% at March 31, 2013), redeemable with a premium beginning September 26, 2007 and due September 26, 2032	4,124	4,124

Total	$9,279	$9,279

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2013

(Unaudited)

12) Loss Contingencies

        The Company's policy is to accrue for legal costs associated with both asserted and unasserted claims when it probable that such costs will be incurred and such costs can be reasonably estimated. The Company had previously accrued for such costs associated with an unasserted claim arising from an apparent transfer of funds for personal use by an authorized signatory of a customer. During the first quarter of 2013, a legal claim was asserted on this matter and the Company accrued an additional $266,000 for additional legal costs that are expected to be incurred to defend this matter. The litigation is in the very early stages and the Company intends to vigorously defend the litigation. At this time it is not possible to determine the amount of the loss, if any, arising from the claim in excess of the legal expenses expected to be incurred in defense of the litigation.

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2012. There are no changes to these policies as of March 31, 2013.

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

Performance Overview

        For the three months ended March 31, 2013, net income was $2.2 million, compared to $2.1 million for the three months ended March 31, 2012. Net income available to common shareholders was $2.2 million, or $0.07 per average diluted common share for the three months ended March 31, 2013. After accrued dividends and discount accretion on preferred stock of $1.2 million, net income available to shareholders was $869,000, or $0.03 per average common share for the three months ended March 31, 2012. Beginning in the second quarter of 2012, there were no dividends or discount accretion on preferred stock, following the redemption of the Company's $40 million of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") issued to the U.S. Treasury Department under the TARP Capital Purchase Program. The Company's annualized return on average assets was 0.61% and annualized return on average equity was 5.20% for the three months ended March 31, 2013, compared to 0.64% and 4.43%, respectively, for the three months ended March 31, 2012.

        Late in the fourth quarter of 2012, the Company received short-term demand deposits in the amount of $467.5 million from one customer for specific transactions. Of this amount, $195.6 million was subsequently withdrawn, for a net outstanding balance of $271.9 million at December 31, 2012. The outstanding balance of the short-term demand deposits was $24.3 million at March 31, 2013. Because of the short-term nature of these funds, the excess liquidity was placed in low-interest earning deposits at the Federal Reserve Bank.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin was 3.71% for the first quarter of 2013, compared to 4.06% for the first quarter of 2012. The decline in the net interest margin for the first quarter of 2013 was primarily due to the increased short-term deposits at the Federal Reserve Bank as a result of the aforementioned short-term demand deposits of one customer. The net interest margin for the first quarter of 2013 was also impacted by a decline in loan and security yields, partially offset by a lower cost of funds. Excluding the impact to the net interest margin as a result of the large short-term demand deposits from one customer, and favorable benefit on the repayment of interest income from paid-off nonaccrual loans, the net interest margin was 3.78% for the first quarter of 2013.

  •
  Net interest income was $12.2 million for the first quarter of 2013, compared to $12.3 million for the first quarter of 2012, primarily due to a lower net interest margin.

  •
  The Company did not record a provision for loan losses in the first quarter of 2013 because of the loan recoveries and the reduced credit risk from the reduction in nonperforming assets and classified assets at March 31, 2013. The loan loss provision for the first quarter of 2012 was $100,000.

  •
  Noninterest income was $1.7 million for both the first quarter of 2013 and the first quarter of 2012.

  •
  Noninterest expense for the first quarter of 2013 was $10.8 million, compared to $10.9 million for the first quarter of 2012.

  •
  Income tax expense for the first quarter ended March 31, 2013 was $855,000, compared to $951,000 for the first quarter of 2012.

  •
  The efficiency ratio was 78.03% for the first quarter of 2013, compared to 77.64% for the first quarter of 2012.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale decreased 7% to $423.7 million at March 31, 2013, from $454.5 million at March 31, 2012, and decreased 43% from $741.5 million at December 31, 2012. Excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer of $24.3 million at March 31, 2013 and $271.9 million at December 31, 2012, total cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale decreased 12% to $399.3 million at March 31, 2013, from $454.5 million at March 31, 2012, and decreased 15% from $469.6 million at December 31, 2012.

  •
  Securities held-to-maturity, at amortized cost, were $68.3 million at Mach 31, 2013, compared to no securities held-to-maturity at March 31, 2012. Securities held-to-maturity, at amortized cost, were $51.5 million at December 31, 2012.

  •
  Total loans, excluding loans held-for-sale, increased $45.0 million, or 6%, to $801.9 million at March 31, 2013, compared to $756.9 million at March 31, 2012, and decreased $10.4 million, or 1%, from $812.3 million at December 31, 2012.

  •
  Nonperforming assets were $17.4 million, or 1.26% of total assets at March 31, 2013, compared to $19.5 million or 1.49% of total assets at March 31, 2012, and $19.5 million, or 1.15% of total assets at December 31, 2012. Nonperforming assets were 1.28% of total assets at March 31, 2013, compared to 1.37% of total assets at December 31, 2012, excluding the short-term deposits of $24.3 million and $271.9 million, respectively, at the Federal Reserve Bank offsetting the short-term demand deposits from one customer.

  •
  Classified assets, net of Small Business Administration ("SBA") guarantees, decreased 42% to $31.2 million at March 31, 2013 from $54.2 million at March 31, 2012, and decreased 15% from $36.8 million at December 31, 2012.

  •
  Net recoveries totaled $315,000 for the first quarter of 2013, compared to net charge-offs of $494,000 for the first quarter of 2012, and net charge-offs of $766,000 for the fourth quarter of 2012.

  •
  The allowance for loan losses at March 31, 2013 was $19.3 million, or 2.41% of total loans, representing 116.07% of nonperforming loans (there were no nonaccrual loans in loans held-for-sale at March 31, 2013). The allowance for loan losses at March 31, 2012 was $20.3 million, or 2.68% of total loans, representing 125.66% of nonperforming loans excluding nonaccrual loans in loans held-for-sale. The allowance for loan losses at December 31, 2012 was $19.0 million, or 2.34% of total loans, representing 104.58% of nonperforming loans (there were no nonaccrual loans in loans held-for-sale at December 31, 2012).

  •
  Total deposits, excluding brokered deposits and short-term demand deposits from one customer of $24.3 million at March 31, 2013 and $271.9 million at December 31, 2012, were $1.06 billion at March 31, 2013, compared to $995.5 million at March 31, 2012, and $1.11 billion at December 31, 2012.

  •
  The ratio of noncore funding (which consists of time deposits—$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 20.92% at March 31, 2013, compared to 19.89% at March 31, 2012, and 17.63% at December 31, 2012. The ratio of noncore funding to total assets was 21.29% at March 31, 2013 and 21.00% at December 31, 2012, excluding the short-term deposits of $24.3million and $271.9 million, respectively, at the Federal Reserve Bank offsetting the short-term demand deposits from one customer.

  •
  The loan to deposit ratio was 68.72% at March 31, 2013, compared to 70.07% at March 31, 2012, and 54.91% at December 31, 2012. The loan to deposit ratio was 70.19% at March 31, 2013 and 67.27% at December 31, 2012, excluding the $24.3 million and $271.9 million, respectively, of short-term demand deposits from one customer.

  •
  Capital ratios exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at March 31, 2013:

Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce	Well-Capitalized Financial Institution Regulatory Guidelines
Total Risk-Based	16.7%	15.9%	10.0%
Tier 1 Risk-Based	15.5%	14.6%	6.0%
Leverage	11.5%	10.9%	5.0%

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered and State of California time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $83.8 million in brokered deposits at March 31, 2013, compared to $84.7 million at March 31, 2012, and $97.8 million at December 31,

2012. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators decreased to $20.2 million at March 31, 2013, compared to $30.6 million at March 31 2012, and $21.4 million at December 31, 2012. Certificates of deposit from the State of California totaled $85.0 million at March 31, 2013, compared to $50.0 million at March 31, 2012, and $85.0 million at December 31, 2012. Total deposits at March 31, 2013 were $1.17 billion, compared to $1.08 billion at March 31, 2012 and $1.48 billion at December 31, 2012. Core deposits (excluding all time deposits, CDARS deposits, and the short-term demand deposits from one customer of $24.3 million at March 31, 2013 and $271.9 million at December 31, 2012) increased to $829.3 million at March 31, 2013, an increase of $36.7 million, or 5% from $792.6 million at March 31, 2012, and decreased $54.5 million, or 6%, from $883.8 million at December 31, 2012. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $15.9 million at March 31, 2013, compared to $6.2 million at March 31, 2012, and $10.2 million at December 31, 2012.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At March 31, 2013, we had $76.9 million in cash and cash equivalents and approximately $328.9 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $276.9 million in unpledged securities available at March 31, 2013. Our loan to deposit ratio decreased to 68.72% at March 31, 2013, compared to 70.07% at March 31, 2012, and 54.91% at December 31, 2012. The loan to deposit ratio was 70.19% at March 31, 2013 and 67.27% at December 31, 2012, excluding the $24.3 million and $271.9 million, respectively, of short-term demand deposits from one customer.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. The Company also has an additional SBA loan production office in Santa Rosa, California. Total loans, excluding loans held-for-sale, increased 6% to $801.9 million at March 31, 2013, from $756.9 million at March 31, 2012, and decreased 1% from $812.3 million at December 31, 2012. The loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 44% of the total loan portfolio at March 31, 2013. Commercial and residential real estate loans accounted for 45% of the total loan portfolio at March 31, 2013, of which 51% were owner-occupied by businesses. Consumer and home equity loans accounted for 8% of the total loan portfolio, and land and construction loans accounted for the remaining 3% of the total loan portfolio at March 31, 2013. The yield on the loan portfolio was 5.13% for the first quarter of 2013, compared to 5.41% for the first quarter of 2012.

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

Management of Credit Risk

        We continue to proactively identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, circumstances can change at any time for loans included in the portfolio that may result in future losses, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that deteriorate some of which could occur in an accelerated time frame. As a result, future additions to the allowance for loan losses may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers. Additionally, Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. The Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Noninterest expense for the first quarter of 2013 decreased to $10.8 million, compared to $10.9 million for the same period in 2012.

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

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. During the third quarter of 2012, the Company completed the redemption of $14 million fixed-rate subordinated debt, and had $9.3 million of variable-rate subordinated debt outstanding at March 31, 2013. The Company is current with respect to interest accrued on trust preferred subordinated debt securities as of March 31, 2013 and was current as of December 31, 2012.

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

Distribution, Rate and Yield

	For the Three Months Ended March 31, 2013			For the Three Months Ended March 31, 2012
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$798,131	$10,089	5.13%	$767,288	$10,316	5.41%
Securities—taxable	385,707	2,462	2.59%	389,919	3,097	3.19%
Securities—tax exempt(2)	40,552	382	3.82%	—	—	—
Federal funds sold and interest-bearing deposits in other financial institutions	116,947	68	0.24%	55,991	36	0.26%

Total interest earning assets	1,341,337	13,001	3.93%	1,213,198	13,449	4.46%

Cash and due from banks	23,555			20,987
Premises and equipment, net	7,521			7,978
Intangible assets	1,954			2,441
Other assets	68,561			67,381

Total assets	$1,442,928			$1,311,985

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$461,108			$347,291
Demand, interest-bearing	164,402	59	0.15%	142,650	52	0.15%
Savings and money market	283,229	120	0.17%	288,202	166	0.23%
Time deposits—under $100	24,596	23	0.38%	28,223	38	0.54%
Time deposits—$100 and over	190,273	203	0.43%	169,694	256	0.61%
Time deposits—brokered	92,063	219	0.96%	6,262	3	0.19%
CDARS—money market and time deposits	11,475	1	0.04%	84,730	201	0.95%

Total interest-bearing deposits	766,038	625	0.33%	719,761	716	0.40%

Total deposits	1,227,146	625	0.21%	1,067,052	716	0.27%
Subordinated debt	9,279	88	3.85%	23,702	474	8.04%
Short-term borrowings	85	1	4.77%	39	—	N/A

Total interest-bearing liabilities	775,402	714	0.37%	743,502	1,190	0.64%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,236,510	714	0.23%	1,090,793	1,190	0.44%
Other liabilities	36,535			32,671

Total liabilities	1,273,045			1,123,464
Shareholders' equity	169,883			188,521

Total liabilities and shareholders' equity	$1,442,928			$1,311,985

Net interest income(2) / margin		12,287	3.71%		12,259	4.06%
Less tax equivalent adjustment(2)		(134)			—

Net interest income		$12,153			$12,259

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

	Three Months Ended March 31, 2013 vs. 2012 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$383	$(610)	$(227)
Securities—taxable	(28)	(607)	(635)
Securities—tax exempt	382	—	382
Federal funds sold and interest-bearing deposits in other financial institutions	35	(3)	32

Total interest income from interest earnings assets	772	(1,220)	(448)

Expense on interest-bearing liabilities:
Demand, interest-bearing	6	1	7
Savings and money market	(1)	(45)	(46)
Time deposits—under $100	(3)	(12)	(15)
Time deposits—$100 and over	23	(76)	(53)
Time deposits—brokered	204	12	216
CDARS—money market and time deposits	(7)	(193)	(200)
Subordinated debt	(137)	(249)	(386)
Short-term borrowings	1	—	1

Total interest expense on interest-bearing liabilities	86	(562)	(476)

Net interest income	$686	$(658)	$28

        The Company's net interest margin expressed as a percentage of average earning assets was 3.71% for the first quarter of 2013, compared to 4.06% for the first quarter of 2012. The decline in the net interest margin for the first quarter of 2013 was primarily due to the increased short-term deposits at the Federal Reserve Bank as a result of the aforementioned short-term demand deposits of one customer. The net interest margin for the first quarter of 2013 was also impacted by a decline in loan and securities yields, partially offset by a lower cost of funds. Excluding the impact to the net interest margin as a result of the large short-term demand deposits from one customer, and favorable benefit on the repayment of interest income from paid-off nonaccrual loans, the net interest margin was 3.78% for the first quarter of 2013.

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

        The Company did not record a provision for loan losses in the first quarter of 2013 because of the net loan recoveries during the period and the reduced credit risk from the reduction in nonperforming assets and classified assets. The provision for loan losses for the first quarter of 2012 was $100,000.

        The allowance for loan losses totaled $19.3 million, or 2.41% of total loans at March 31, 2013, compared to $20.3 million, or 2.68% of total loans at March 31, 2012, and $19.0 million, or 2.34% of total loans at December 31, 2012. The decrease in the allowance for loan losses at March 31, 2013, compared to March 31, 2012, was primarily due to improved risk grading and credit metrics on non-impaired real estate loans, as well as a decline in historical charge-off levels. Net recoveries totaled $315,000 for the first quarter of 2013, compared to net charge-offs of $494,000 for the first quarter of 2012, and net charge-offs of $766,000 for the fourth quarter of 2012. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2013 versus 2012
	2013	2012	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$577	$590	$(13)	-2%
Increase in cash surrender value of life insurance	416	429	(13)	-3%
Servicing income	365	460	(95)	-21%
Gain on sales of SBA loans	136	36	100	278%
Gain on sales of securities	31	27	4	15%
Other	138	181	(43)	-24%

Total noninterest income	$1,663	$1,723	$(60)	-3%

        Noninterest income for the first quarter of 2013 remained relatively flat at $1.7 million, compared to the same period in 2012.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the quarter ended March 31, 2013, SBA loan sales resulted in a $136,000 gain, compared to a $36,000 gain on sales of SBA loans for the quarter ended March 31, 2012. The servicing assets that result from the sales of SBA loans with servicing retained, are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2013 versus 2012
	2013	2012	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,011	$5,667	$344	6%
Occupancy and equipment	1,068	996	72	7%
Professional fees	982	1,211	(229)	-19%
Low income housing investment losses	311	269	42	16%
Software subscriptions	291	290	1	0%
FDIC deposit insurance premiums	259	225	34	15%
Insurance expense	254	224	30	13%
Data processing	252	245	7	3%
Correspondent bank charges	164	143	21	15%
Foreclosed assets, net	(155)	115	(270)	-235%
Other	1,344	1,471	(127)	-9%

Total noninterest expense	$10,781	$10,856	$(75)	-1%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For The Three Months Ended March 31,
	2013	Percent of Total	2012	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$6,011	56%	$5,667	52%
Occupancy and equipment	1,068	10%	996	9%
Professional fees	982	9%	1,211	11%
Low income housing investment losses	311	3%	269	3%
Software subscriptions	291	3%	290	3%
FDIC deposit insurance premiums	259	2%	225	2%
Insurance expense	254	2%	224	2%
Data processing	252	2%	245	2%
Correspondent bank charges	164	2%	143	1%
Foreclosed assets, net	(155)	-1%	115	1%
Other	1,344	12%	1,471	14%

Total noninterest expense	$10,781	100%	$10,856	100%

        Noninterest expense in the first quarter of 2013 was $10.8 million, a decrease from $10.9 million for the first quarter of 2012. The decrease in noninterest expense for the first quarter of 2013 was primarily due to a gain on the disposition of foreclosed assets and lower professional fees, partially offset by higher health insurance premiums and other salaries and employee benefits costs. Full-time equivalent employees were 188 at March 31, 2013 and 189 at March 31, 2012.

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

        The Company's Federal and state income tax expense for the quarter ended March 31, 2013 was $855,000, compared to $951,000 for the quarter ended March 31, 2012. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2013	2012
Effective income tax rate	28.2%	31.4%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and tax exempt municipal securities. The Company has net investments of $2.2 million in low-income housing limited partnerships as of March 31, 2013.

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

        The Company had net deferred tax assets of $20.2 million and $19.3 million at March 31, 2013, and December 31, 2012, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at March 31, 2013 and December 31, 2012 will be fully realized in future years.

FINANCIAL CONDITION

        As of March 31, 2013, total assets increased to $1.38 billion, compared to $1.31 billion at March 31, 2012, and decreased from $1.69 billion at December 31, 2012. Excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer of $24.3 million at March 31, 2013 and $271.9 million at December 31, 2012, total assets were $1.36 billion and $1.42 billion, respectively. Securities available-for-sale (at fair value) were $346.8 million at March 31, 2013, a decrease of 10% from $385.8 million at March 31, 2012, and a decrease of 6% from $367.9 million at December 31, 2012. Securities held-to-maturity (at amortized cost) were $68.3 million at March 31, 2013, compared to no securities held-to-maturity at March 31, 2012, and $51.5 million at December 31, 2012. The total loan portfolio, excluding loans held-for-sale, was $801.9 million at March 31, 2013, an increase of 6% from $756.9 million at March 31, 2012, and a decrease of 1% from $812.3 million at December 31, 2012.

        Total deposits, excluding the short-term demand deposits from one customer of $24.3 million at March 31, 2013 and $271.9 million at December 31, 2012, increased 6% to $1.14 billion at March 31, 2013, from $1.08 billion at March 31, 2012 and decreased 5% from $1.21 billion at December 31, 2012. Subordinated debt decreased to $9.3 million at March 31, 2013 and December 31, 2012, compared to $23.7 million at March 31, 2012, as a result of the redemption of $14 million fixed-rate subordinated debt during the third quarter of 2012.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	March 31,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$271,077	$340,181	$291,244
Corporate bonds	54,892	10,636	55,588
Trust preferred securities	20,831	35,009	21,080

Total	$346,800	$385,826	$367,912

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$15,185	$—	$16,659
Municipals—Tax Exempt	53,098	—	34,813

	$68,283	$—	$51,472

        The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2013:

	March 31, 2013 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$216,999	2.48%	$49,911	2.31%	$4,167	2.51%	$271,077	2.45%
Corporate bonds	963	2.45%	53,929	3.26%	—	—	54,892	3.25%
Trust preferred securities	—	—	—	—	20,831	4.92%	20,831	4.92%

	$217,962	2.48%	$103,840	2.80%	$24,998	4.52%	$346,800	2.72%

	March 31, 2013 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$12,307	2.51%	$—	—	$2,878	2.81%	$15,185	2.56%
Municipals—Tax Exempt	—	—	8,180	3.81%	44,918	3.76%	53,098	3.77%

	$12,307	2.51%	$8,180	3.81%	$47,796	3.71%	$68,283	3.50%

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

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Prior to the third quarter of 2012, the Company's securities were all classified under existing accounting rules as "available-for-sale" to allow flexibility for the management of the portfolio. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $346.8 million at March 31, 2013, a decrease of 10% from $385.8 million at March 31, 2012, and a decrease of 6% from $367.9 million at December 31, 2012. At March 31, 2013, the investment securities available-for-sale portfolio was comprised of $271.1 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $54.9 million of corporate bonds, and $20.8 million of single entity issue trust preferred securities.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $68.3 million at March 31, 2013, compared to no investment securities held-to-maturity at March 31, 2012, and $51.5 million at December 31, 2012. At March 31, 2013, the investment securities held-to-maturity portfolio was comprised of $53.1 million of tax-exempt municipal bonds, and $15.2 million of agency mortgage-backed securities. During the third quarter of 2012, the Company evaluated its available-for-sale portfolio and reclassified at fair value approximately $16.4 million of the mortgage-backed securities with higher price volatility and longer maturities to the held-to-maturity category. The Company transferred these securities to mitigate possible negative impacts on its regulatory capital under the proposed Basel III capital guidelines as the Company has the intent and ability to hold these securities to maturity. The related unrealized after-tax gains of $489,000 at March 31, 2013 remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate based on the Company's positive intent and ability to hold these securities to maturity.

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

        Gross loans, excluding loans held-for-sale, represented 58% of total assets at March 31, 2013 and March 31, 2012, and 48% of total assets at December 31, 2012. Gross loans, excluding loans held-for-sale, represented 59% and 57% of total assets, excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer at March 31, 2013 and December 31, 2012, respectively. The ratio of loans to deposits decreased to 68.75% at March 31, 2013 from 70.07% at March 31, 2012 and 54.91% at December 31, 2012. The loan to deposit ratio was 70.19% and 67.27%, excluding the short-term demand deposits from one customer at March 31, 2013 and December 31, 2012, respectively.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2013		March 31, 2012		December 31, 2012
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$356,688	44%	$357,906	47%	$375,469	46%
Real estate:
Commercial and residential	361,340	45%	319,914	42%	354,934	44%
Land and construction	24,611	3%	18,583	3%	22,352	3%
Home equity	45,347	6%	48,444	6%	43,865	5%
Consumer	14,036	2%	11,810	2%	15,714	2%

Total loans	802,022	100%	756,657	100%	812,334	100%
Deferred loan (fees) costs, net	(97)	—	237	—	(21)	—

Loans, including deferred fees and costs	801,925	100%	756,894	100%	812,313	100%

Allowance for loan losses	(19,342)		(20,306)		(19,027)

Loans, net	$782,583		$736,588		$793,286

        The decrease of $18.8 million in the commercial loan portfolio from December 31, 2012 to March 31, 2013, was primarily due to a reduction in the utilization of lines of credit.

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the balance in land development and construction and home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 54% of its gross loans were secured by real property at March 31, 2013, compared to 51% at March 31, 2012, and 52% at December 31, 2012. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

        The Company has established concentration limits in its loan portfolio for commercial real estate loans, commercial loans, construction loans and unsecured lending, among others. All loan types are within established limits. The Company underwrites to the historical cash flow of the borrowers to determine debt service and stress tests the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow the Company to react to a borrower's deteriorating financial condition should that occur.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the first quarter of 2013, loans were sold resulting in a gain on sale of SBA loans of $136,000.

        As of March 31, 2013, commercial and residential real estate mortgage loans of $361.3 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at March 31, 2013 consist of $184.4 million, or 51%, of commercial owner occupied properties, $173.9 million, or 48%, of commercial investment properties, and $3.0 million, or 1% in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans increased $6.0 million to $24.6 million, at March 31, 2013, from $18.6 million, at March 31, 2012, and increased $2.2 million from $22.4 million, at December 31, 2012.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $27.9 million and $46.4 million at March 31, 2013, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of March 31, 2013. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall

Street Journal. As of March 31, 2013, approximately 63% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$244,513	$43,861	$68,314	$356,688
Real estate:
Commercial and residential	100,986	164,816	95,538	361,340
Land and construction	24,111	500	—	24,611
Home equity	42,340	1,640	1,367	45,347
Consumer	13,259	689	88	14,036

Loans	$425,209	$211,506	$165,307	$802,022

Loans with variable interest rates	$375,860	$56,360	$70,093	$502,313
Loans with fixed interest rates	49,349	155,146	95,214	299,709

Loans	$425,209	$211,506	$165,307	$802,022

Loan Servicing

        As of March 31, 2013 and 2012, $146.7 million and $162.7 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning of period balance	$709	$792
Additions	29	10
Amortization	(68)	(72)

End of period balance	$670	$730

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2013 and 2012, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Beginning of period balance	$1,786	$2,094
Unrealized holding gain (loss)	(9)	19

End of period balance	$1,777	$2,113

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	March 31,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$—	$184	$—
Nonaccrual loans—held-for-investment	16,115	14,005	17,335
Restructured and loans over 90 days past due and still accruing	549	2,155	859

Total nonperforming loans	16,664	16,344	18,194
Foreclosed assets	738	3,167	1,270

Total nonperforming assets	$17,402	$19,511	$19,464

Nonperforming assets as a percentage of loans plus other real estate owned plus nonaccrual loans held-for-sale plus foreclosed assets	2.17%	2.57%	2.39%
Nonperforming assets as a percentage of total assets	1.26%	1.49%	1.15%

        Nonperforming assets were $17.4 million, or 1.26% of total assets, at March 31, 2013, compared to $19.5 million, or 1.49% of total assets at March 31, 2012, and $19.5 million, or 1.15% of total assets at December 31, 2012. Nonperforming assets to total assets were 1.28% at March 31, 2013 and 1.37% at December 31, 2012, excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer. Included in total nonperforming assets were foreclosed assets of $738,000 at March 31, 2013, compared to $3.2 million at March 31, 2012, and $1.3 million at December 31, 2012.

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees was $31.2 million at March 31, 2013, $54.2 million at March 31, 2012, and $36.8 million at December 31, 2012. Included in classified assets at March 31, 2012 were $184,000 of loans held-for-sale. There were no loans held-for-sale included in classified assets at March 31, 2013 and December 31, 2012. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses. Reducing classified assets will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended March 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(840)	—	—	(840)
Recoveries	1,150	5	—	1,155

Net recoveries	310	5	—	315
Provision (credit) for loan losses	(721)	731	(10)	—

Balance, end of period	$12,455	$6,770	$117	$19,342

RATIOS:
Net recoveries to average loans(1)	0.16%	0.00%	0.00%	0.16%
Allowance for loan losses to total loans(1)	1.55%	0.84%	0.02%	2.41%
Allowance for loan losses to nonperforming loans	74.74%	40.63%	0.70%	116.07%

	Three Months Ended March 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(910)	(45)	—	(955)
Recoveries	461	—	—	461

Net charge-offs	(449)	(45)	—	(494)
Provision (credit) for loan losses	968	(884)	16	100

Balance, end of period	$13,734	$6,409	$163	$20,306

RATIOS:
Net charge-offs to average loans(1)	0.24%	0.02%	0.00%	0.26%
Allowance for loan losses to total loans(1)	1.81%	0.85%	0.02%	2.68%
Allowance for loan losses to nonperforming loans	84.03%	39.21%	1.00%	124.24%

(1)
Average loans and total loans exclude loans held-for-sale.

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

Allocation of Allowance for Loan Losses

	March 31,
	2013		2012		December 31, 2012
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$12,455	44%	$13,734	47%	$12,866	46%
Real estate:
Commercial and residential	5,394	45%	5,449	42%	4,609	44%
Land and construction	273	3%	431	3%	399	3%
Home equity	1,103	6%	529	6%	1,026	5%
Consumer	117	2%	163	2%	127	2%

Total	$19,342	100%	$20,306	100%	$19,027	100%

        The allowance for loan losses totaled $19.3 million, or 2.41% of total loans at March 31, 2013, compared to $20.3 million, or 2.68% of total loans at March 31, 2012, $19.0 million, or 2.34% of total loans at December 31, 2012. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net recoveries of $315,000, or 0.16% of average loans, for the first quarter of 2013, compared to net charge-offs of $494,000, or 0.26% of average loans, for the first quarter of 2012, and net charge-offs of $766,000, or 0.38% of average loans, for the fourth quarter of 2012. The allowance for loan losses related to the commercial portfolio decreased $411,000 during the three months ended March 31, 2013 from December 31, 2012, as a result of a credit to the provision for loan losses of $721,000 and net recoveries of $310,000. The decrease in the allowance for loan losses was primarily due to improved risk grading and credit metrics on commercial loans, as well as a decline in historical charge-off levels.

The allowance for loan losses related to the real estate portfolio increased $736,000 during the three months ended March 31, 2013 from December 31, 2012, as a result of a provision for loan losses of $731,000 and net recoveries of $5,000. The increase in the allowance for loan losses was primarily due to an increase in the allowance for loan losses on impaired real estate loans, partially offset by improved risk grading and credit metrics on non-impaired real estate loans, as well as a decline in historical charge-off levels.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2013		March 31, 2012		December 31, 2012
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$397,198	34%	$356,618	33%	$727,684	49%
Demand, interest-bearing	169,681	15%	144,022	13%	155,951	10%
Savings and money market	286,784	25%	292,009	27%	272,047	18%
Time deposits—under $100	23,835	2%	27,949	2%	25,157	2%
Time deposits—$100 and over	189,779	16%	168,726	16%	190,502	13%
Time deposits—brokered	83,763	7%	84,728	8%	97,807	7%
CDARS—money market and time deposits	15,850	1%	6,198	1%	10,220	1%

Total deposits	$1,166,890	100%	$1,080,250	100%	$1,479,368	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. Less than 8% of deposits at March 31, 2013, 5% at March 31, 2012, and 6% at December 31, 2012 were from public sources.

        Deposits totaled $1.17 billion at March 31, 2013, compared to $1.08 billion at March 31, 2012, and $1.48 billion at December 31, 2012. Late in the fourth quarter of 2012, the Company received short-term demand deposits in the amount of $467.5 million from one customer for specific transactions. Of this amount, $195.6 million was subsequently withdrawn, for a net outstanding balance of $271.9 million at December 31, 2012. The outstanding balance of the short-term demand deposits was $24.3 million at March 31, 2013. Total deposits, excluding brokered deposits and short-term demand deposits from one customer of $24.3 million at March 31, 2013 and $271. 9 million at December 31, 2012, were $1.06 billion at March 31, 2013, compared to $995.5 million at March 31, 2012, and $1.11 billion at December 31, 2012.

        Noninterest-bearing demand deposits (excluding the short-term demand deposits from one customer) increased $16.3 million, or 5%, to $372.9 million at March 31, 2013, from $356.6 million at March 31, 2012, and decreased $82.9 million, or 18%, from $455.8 million at December 31, 2012. At

March 31, 2013, the Company had $99.0 million (at fair value) of securities pledged for $85.0 million in certificates of deposits from the State of California. At March 31, 2012, the Company had $56.5 million (at fair value) of securities pledged for $50.0 million in certificates of deposits with the State of California. At December 31, 2012, the Company had $95.3 million (at fair value) of securities pledged for $85.0 million in certificates of deposits from the State of California. At March 31, 2013, brokered deposits decreased $965,000, or 1%, to $83.8 million, compared to $84.7 million at March 31, 2012, and decreased $14.0 million, or 14%, from $97.8 million at December 31, 2012.

        CDARS deposits were comprised of $10.8 million of money market accounts and $5.1 million of time deposits at March 31, 2013. All of the $6.2 million of CDARS deposits at March 31, 2012 were time deposits. CDARS deposits were comprised of $5.0 million of money market accounts and $5.2 million of time deposits at December 31, 2012.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS time deposits and brokered deposits as of March 31, 2013:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$79,933	29%
Over three months through six months	98,121	35%
Over six months through twelve months	49,443	18%
Over twelve months	51,144	18%

Total	$278,641	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended March 31,
	2013	2012
Annualized return on average assets	0.61%	0.64%
Annualized return on average tangible assets	0.61%	0.64%
Annualized return on average equity	5.20%	4.43%
Annualized return on average tangible equity	5.26%	4.48%
Average equity to average assets ratio	11.77%	14.37%

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $333.7 million at March 31, 2013, as compared to $294.2 million at March 31, 2012 and $308.9 million at December 31, 2012. Unused commitments represented 42%,

39%, and 38% of outstanding gross loans at March 31, 2013 and 2012, and December 31, 2012, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	March 31,
	2013		2012		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$7,635	$315,869	$14,267	$269,839	$8,410	$291,191
Standby letters of credit	2,775	7,424	2,291	7,852	2,200	7,051

	$10,410	$323,293	$16,558	$277,691	$10,610	$298,242

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 68.72% at March 31, 2013, compared to 70.07% at March 31, 2012, and 54.91% at December 31, 2012. The loan to deposit ratio was 70.19% at March 31, 2013 and 67.27% at December 31, 2012, excluding the $24.3 million and $271.9 million, respectively, of short-term demand deposits from one customer.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at March 31, 2013, March 31, 2012 and December 31, 2012. The Company had $225.7 million of loans pledged to the FHLB as collateral on an available line of credit of $112.6 million at March 31, 2013.

        The Company can also borrow from FRB's discount window. The Company had $221.1 million of loans pledged to the FRB as collateral on an available line of credit of $161.3 million at March 31, 2013, none of which was outstanding.

        At March 31, 2013, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at March 31, 2013, March 31, 2012, and December 31, 2012.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at March 31, 2013, March 31, 2012, and December 31, 2012.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

March 31,
December 31, 2012
	2013	2012
(Dollars in thousands)
Average balance year-to-date	$—	$—	$—
Average interest rate year-to-date	N/A	N/A	N/A
Maximum month-end balance during the quarter	$—	$—	$—
Average rate at period-end	N/A	N/A	N/A

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	March 31,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$163,200	$162,701	$157,947
Tier 2 Capital	13,248	12,334	13,254

Total risk-based capital	$176,448	$175,035	$171,201

Risk-weighted assets	$1,053,602	$978,513	$1,054,394
Average assets for capital purposes	$1,418,020	$1,283,316	$1,378,011

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	16.7%	17.9%	16.2%	10.00%	8.00%
Tier 1 risk-based capital	15.5%	16.6%	15.0%	6.00%	4.00%
Leverage(1)	11.5%	12.7%	11.5%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	March 31,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$154,302	$153,285	$147,742
Tier 2 Capital	13,275	12,361	13,262

Total risk-based capital	$167,577	$165,646	$161,004

Risk-weighted assets	$1,055,799	$980,708	$1,055,061
Average assets for capital purposes	$1,419,570	$1,285,488	$1,378,238
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	15.9%	16.9%	15.3%	10.00%	8.00%
Tier 1 risk-based capital	14.6%	15.6%	14.0%	6.00%	4.00%
Leverage(1)	10.9%	11.9%	10.7%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        Due primarily to the redemption of the $14 million fixed-rate subordinated debt in the third quarter of 2012, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at March 31, 2013 decreased to 16.7%, 15.5%, and 11.5%, compared to 17.9%, 16.6%, and 12.7% at March 31, 2012, respectively. The Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio were 16.2%, 15.0%, and 11.5% at December 31, 2012, respectively. Due primarily to a distribution from HBC to HCC to provide cash of $15 million for the redemption of the fixed-rate subordinated debt in the third quarter of 2012, HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at March 31, 2013 decreased to 15.9%, 14.6%, and 10.9%, compared to 16.9%, 15.6%, and 11.9% at March 31, 2012, respectively. HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio were 15.3%, 14.0%, and 10.7% at December 31, 2012, respectively. At March 31, 2013, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        At March 31, 2013, the Company had total shareholders' equity of $170.8 million, including $19.5 million in preferred stock, $132.0 million in common stock, $17.9 million in retained earnings, and $1.4 million of accumulated other comprehensive income. The components of other comprehensive income, net of taxes, at March 31, 2013 include the following: an unrealized gain on available-for-sale securities of $6.1 million; a liability adjustment on the supplemental executive retirement plan of ($2.3) million; a liability adjustment on the split dollar insurance contracts of ($3.4) million; and an unrealized gain on interest-only strip from SBA loans of $1.0 million.

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

        During the third quarter of 2012, the Company redeemed its 10.875% fixed-rate subordinated debentures in the amount of $7 million issued to Heritage Capital Trust I and the Company's 10.600% fixed-rate subordinated debentures in the amount of $7 million issued to Heritage Statutory Trust I. The related trust securities issued by Capital Trust I and Statutory Trust I were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2013. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$12,104	25.9%
+300	$9,308	19.9%
+200	$6,201	13.3%
+100	$2,880	6.2%
0	$—	0.0%
-100	$(4,275)	-9.2%
-200	$(7,495)	-16.0%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2013. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of March 31, 2013, the period covered by this report on Form 10-Q.

        During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

 Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

        In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our 2012 Annual Report on Form 10-K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

Heritage Commerce Corp (Registrant)
Date: May 8, 2013	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: May 8, 2013	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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