Form 10-Q
period 2013-06-30
HERITAGE COMMERCE CORP
filed 2013-08-07
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

        The Registrant had 26,338,521 shares of Common Stock outstanding on July 30, 2013.

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

  •
  The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Financial Accounting Standards Board and other accounting standard setters;

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Assets
Cash and due from banks	$33,890	$16,520
Interest-bearing deposits in other financial institutions	51,872	357,045

Total cash and cash equivalents	85,762	373,565
Securities available-for-sale, at fair value	293,778	367,912
Securities held-to-maturity, at amortized cost (fair value of $72,772 at June 30, 2013 and $50,964 at December 31, 2012)	81,731	51,472
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	6,321	3,409
Loans, net of deferred fees	841,950	812,313
Allowance for loan losses	(19,342)	(19,027)

Loans, net	822,608	793,286
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,871	10,728
Company owned life insurance	49,184	48,358
Premises and equipment, net	7,541	7,469
Intangible assets	1,763	2,000
Accrued interest receivable and other assets	39,947	35,113

Total assets	$1,399,506	$1,693,312

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$407,516	$727,684
Demand, interest-bearing	171,027	155,951
Savings and money market	295,336	272,047
Time deposits—under $100	23,062	25,157
Time deposits—$100 and over	197,718	190,502
Time deposits—brokered	76,800	97,807
CDARS—money market and time deposits	17,580	10,220

Total deposits	1,189,039	1,479,368
Subordinated debt	9,279	9,279
Accrued interest payable and other liabilities	33,568	34,924

Total liabilities	1,231,886	1,523,571
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at June 30, 2013 and December 31, 2012 (liquidation preference of $21,004 at June 30, 2013 and December 31, 2012)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,338,521 shares issued and outstanding at June 30, 2013 and 26,322,147 shares issued and outstanding at December 31, 2012	132,097	131,820
Retained earnings	20,694	15,721
Accumulated other comprehensive (loss) income	(4,690)	2,681

Total shareholders' equity	167,620	169,741

Total liabilities and shareholders' equity	$1,399,506	$1,693,312

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$10,051	$10,292	$20,140	$20,608
Securities, taxable	2,399	2,975	4,860	6,072
Securities, non-taxable	358	—	606	—
Interest-bearing deposits in other financial institutions	30	29	99	65

Total interest income	12,838	13,296	25,705	26,745

Interest expense:
Deposits	595	738	1,220	1,454
Subordinated debt	90	472	178	946
Short-term borrowings	—	2	1	2

Total interest expense	685	1,212	1,399	2,402

Net interest income before provision for loan losses	12,153	12,084	24,306	24,343
Provision (credit) for loan losses	(270)	815	(270)	915

Net interest income after provision for loan losses	12,423	11,269	24,576	23,428

Noninterest income:
Service charges and fees on deposit accounts	618	601	1,195	1,191
Increase in cash surrender value of life insurance	410	429	826	858
Servicing income	385	447	750	907
Gain on sales of SBA loans	134	376	270	412
Gain on sales of securities	7	32	38	59
Other	361	205	499	386

Total noninterest income	1,915	2,090	3,578	3,813

Noninterest expense:
Salaries and employee benefits	5,864	5,377	11,875	11,044
Occupancy and equipment	1,028	967	2,096	1,963
Professional fees	400	470	1,382	1,681
Data processing	327	247	579	492
Low income housing investment losses	300	262	611	531
Software subscriptions	294	313	585	603
Insurance expense	253	224	508	447
FDIC deposit insurance premiums	207	202	466	427
Correspondent bank charges	179	155	343	299
Subordinated debt redemption charges	167	—	167	—
Foreclosed assets, net	(96)	105	(251)	220
Other	1,466	1,132	2,809	2,603

Total noninterest expense	10,389	9,454	21,170	20,310

Income before income taxes	3,949	3,905	6,984	6,931
Income tax expense	1,156	1,226	2,011	2,177

Net income	2,793	2,679	4,973	4,754
Dividends and discount accretion on preferred stock	—	—	—	(1,206)

Net income available to common shareholders	$2,793	$2,679	$4,973	$3,548

Earnings per common share:
Basic	$0.09	$0.08	$0.16	$0.11
Diluted	$0.09	$0.08	$0.16	$0.11

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$2,793	$2,679	$4,973	$4,754
Other comprehensive income (loss):
Change in net unrealized holding gains (loss) on available-for-sale securities and I/O strips	(10,544)	3,398	(12,708)	3,769
Deferred income taxes	4,428	(1,427)	5,337	(1,583)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(14)	—	(28)	—
Deferred income taxes	6	—	12	—
Reclassification adjustment for (gains) realized in income	(7)	(32)	(38)	(59)
Deferred income taxes	3	13	16	25

Change in unrealized gains (loss) on securities and I/O strips, net of deferred income taxes	(6,128)	1,952	(7,409)	2,152

Change in net pension and other benefit plan liability adjustment	36	41	65	97
Deferred income taxes	(15)	(17)	(27)	(41)

Change in pension and other benefit plan liability, net of deferred income taxes	21	24	38	56

Other comprehensive income (loss)	(6,107)	1,976	(7,371)	2,208

Total comprehensive income (loss)	$(3,314)	$4,655	$(2,398)	$6,962

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Six Months Ended June 30, 2013 and 2012
							Accumulated Other Comprehensive Income / (Loss)
	Preferred Stock			Common Stock
						Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2012	61,004	$59,365	$(833)	26,295,001	$131,172	$7,172	$955	$197,831
Net income	—	—	—	—	—	4,754	—	4,754
Other comprehensive income	—	—	—	—	—	—	2,208	2,208
Repurchase of Series A preferred stock	(40,000)	(40,000)	—	—	—	—	—	(40,000)
Series A preferred stock capitalized offering costs	—	154	—	—	—	(154)	—	—
Issuance (forfeitures) of restricted stock awards, net	—	—	—	(4,000)	—	—	—	—
Reversal of restricted stock awards due to forfeitures	—	—	—	—	39	—	—	39
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(373)	—	(373)
Accretion of discount on Series A preferred stock	—	—	833	—	—	(833)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	223	—	—	223
Stock options exercised	—	—	—	2,276	9	—	—	9

Balance, June 30, 2012	21,004	$19,519	$—	26,293,277	$131,443	$10,566	$3,163	$164,691

Balance, January 1, 2013	21,004	$19,519	$—	26,322,147	$131,820	$15,721	$2,681	$169,741
Net income	—	—	—	—	—	4,973	—	4,973
Other comprehensive loss	—	—	—	—	—	—	(7,371)	(7,371)
Issuance of restricted stock awards	—	—	—	10,000	—	—	—	—
Repurchase of warrant	—	—	—	—	(140)	—	—	(140)
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	116	—	—	116
Stock option expense, net of forfeitures and taxes	—	—	—	—	275	—	—	275
Stock options exercised	—	—	—	6,374	26	—	—	26

Balance, June 30, 2013	21,004	$19,519	$—	26,338,521	$132,097	$20,694	$(4,690)	$167,620

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,973	$4,754
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,384	1,071
Gain on sales of securities available-for-sale	(38)	(59)
Gain on sales of SBA loans	(270)	(412)
Proceeds from sale of SBA loans originated for sale	3,576	5,785
Net change in SBA loans originated for sale	(6,238)	(7,334)
Provision (credit) for loan losses	(270)	915
Increase in cash surrender value of life insurance	(826)	(858)
Depreciation and amortization	356	385
Amortization of intangible assets	237	245
Gains on sale of foreclosed assets, net	(231)	(84)
Stock option expense, net	275	223
Amortization of restricted stock awards, net	116	39
Effect of changes in:
Accrued interest receivable and other assets	(135)	2,381
Accrued interest payable and other liabilities	668	283

Net cash provided by operating activities	3,577	7,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(8,334)	(49,688)
Purchase of securities held-to-maturity	(34,681)	—
Maturities/paydowns/calls of securities available-for-sale	41,588	38,472
Maturities/paydowns/calls of securities held-to-maturity	2,373	—
Proceeds from sale of securities available-for-sale	26,944	2,280
Net change in loans	(29,065)	(37,064)
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(143)	(972)
Purchase of premises and equipment	(428)	(145)
Proceeds from sale of foreclosed assets	809	341
Proceeds from sale of other loans transferred to held-for-sale	—	220
Purchases of company owned life insurance	—	(250)

Net cash used in investing activities	(937)	(46,806)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(290,329)	53,325
Repurchase of warrant	(140)	—
Repayment of preferred stock	—	(40,000)
Payment of cash dividends—preferred stock	—	(373)
Exercise of stock options	26	9

Net cash used in provided by financing activities	(290,443)	12,961

Net decrease in cash and cash equivalents	(287,803)	(26,511)
Cash and cash equivalents, beginning of period	373,565	72,872

Cash and cash equivalents, end of period	$85,762	$46,361

Supplemental disclosures of cash flow information:
Interest paid	$1,442	$2,418
Income taxes paid	2,235	1,230
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$1,538	$3,330
Due from broker for securities sold	—	(378)
Loans transferred to foreclosed assets	33	1,973
Transfer of loans held-for-sale to loan portfolio	20	—

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

        The results for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2013.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In February 2013, the FASB issued an accounting standards update with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. GAAP, the update requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

1) Basis of Presentation (Continued)

statement that reports net income or in the financial statement notes. For AOCI items that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. This update is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2012, or the first quarter of 2013 for calendar year-end companies, and is required to be applied prospectively. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition, but the additional disclosures are included in Note 3.

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is convertible into 5,601,000 shares of common stock when transferred in accordance with its terms. The Series C Preferred Stock participate in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrant, using the treasury stock method. The common stock warrant was antidilutive for the six months ended June 30, 2013 and for the three months and six months ended June 30, 2012. The Company repurchased the warrant for $140,000 in the second quarter of 2013. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income available to common shareholders	$2,793	$2,679	$4,973	$3,548
Less: net income allocated to Series C Preferred Stock	489	470	871	623

Net income allocated to common shareholders	$2,304	$2,209	$4,102	$2,925

Weighted average common shares outstanding for basic earnings per common share	26,336,244	26,290,480	26,332,793	26,289,907
Dilutive effect of stock options oustanding, using the the treasury stock method	35,648	27,011	46,123	28,058

Shares used in computing diluted earnings per common share	26,371,892	26,317,491	26,378,916	26,317,965

Basic earnings per share	$0.09	$0.08	$0.16	$0.11
Diluted earnings per share	$0.09	$0.08	$0.16	$0.11

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Three Months Ended June 30, 2013 and 2012
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance April 1, 2013, net of taxes	$6,614	$489	$(5,686)	$1,417
Other comprehensive (loss) before reclassification, net of taxes	(6,116)	—	(23)	(6,139)
Amounts reclassified from other comprehensive income (loss), net of taxes	(4)	(8)	44	32

Net current period other comprensive income (loss), net of taxes	(6,120)	(8)	21	(6,107)

Ending balance June 30, 2013, net of taxes	$494	$481	$(5,665)	$(4,690)

Beginning balance April 1, 2012, net of taxes	$6,410	$—	$(5,223)	$1,187
Other comprehensive income (loss) before reclassification, net of taxes	1,971	—	(17)	1,954
Amounts reclassified from other comprehensive income (loss), net of taxes	(19)	—	41	22

Net current period other comprensive income, net of taxes	1,952	—	24	1,976

Ending balance June 30, 2012, net of taxes	$8,362	$—	$(5,199)	$3,163

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI") (Continued)

	For the Six Months Ended June 30, 2013 and 2012
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2013, net of taxes	$7,887	$497	$(5,703)	$2,681
Other comprehensive (loss) before reclassification, net of taxes	(7,371)	—	(47)	(7,418)
Amounts reclassified from other comprehensive income (loss), net of taxes	(22)	(16)	85	47

Net current period other comprensive income (loss), net of taxes	(7,393)	(16)	38	(7,371)

Ending balance June 30, 2013, net of taxes	$494	$481	$(5,665)	$(4,690)

Beginning balance January 1, 2012, net of taxes	$6,210	$—	$(5,255)	$955
Other comprehensive income (loss) before reclassification, net of taxes	2,186	—	(25)	2,161
Amounts reclassified from other comprehensive income (loss), net of taxes	(34)	—	81	47

Net current period other comprensive income, net of taxes	2,152	—	56	2,208

Ending balance June 30, 2012, net of taxes	$8,362	$—	$(5,199)	$3,163

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Three Months Ended June 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2013	2012
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$7	$32	Realized gains on sale of securities
	(3)	(13)	Income tax expense

	4	19	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	14	—	Interest income on taxable securities
	(6)	—	Income tax expense

	8	—	Net of tax

Amortization of defined benefit pension plan items(2)
Prior service cost	—	(7)
Actuarial losses	(75)	(63)

	(75)	(70)	Income before income tax
	31	29	Income tax expense

	(44)	(41)	Net of tax

Total reclassification for the period	$(32)	$(22)

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 7—Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Six Months Ended June 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2013	2012
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$38	$59	Realized gains on sale of securities
	(16)	(25)	Income tax expense

	22	34	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	28	—	Interest income on taxable securities
	(12)	—	Income tax expense

	16	—	Net of tax

Amortization of defined benefit pension plan items(2)
Prior service cost	—	(14)
Actuarial losses	(146)	(126)

	(146)	(140)	Income before income tax
	61	59	Income tax expense

	(85)	(81)	Net of tax

Total reclassification for the period	$(47)	$(47)

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 7—Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at June 30, 2013 and December 31, 2012 were as follows:

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$224,760	$3,085	$(2,448)	$225,397
Corporate bonds	49,089	418	(1,861)	47,646
Trust preferred securities	20,809	114	(188)	20,735

Total	$294,658	$3,617	$(4,497)	$293,778

Securities held-to-maturity:
Agency mortgage-backed securities	$14,211	$—	$(438)	$13,773
Municipals—tax exempt	67,520	—	(8,521)	58,999

Total	$81,731	$—	$(8,959)	$72,772

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$281,598	$9,668	$(22)	$291,244
Corporate bonds	53,739	1,849	—	55,588
Trust preferred securities	20,769	375	(64)	21,080

Total	$356,106	$11,892	$(86)	$367,912

Securities held-to-maturity:
Agency mortgage-backed securities	$16,659	$2	$(177)	$16,484
Municipals—tax exempt	34,813	80	(413)	34,480

Total	$51,472	$82	$(590)	$50,964

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At June 30, 2013, the Company held 353 securities (160 available-for-sale and 193 held-to-maturity), of which 235 had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. Unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

        At December 31, 2012, the Company held 269 securities (168 available-for-sale and 101 held-to-maturity), of which 70 had fair values below amortized cost. No securities had been carried with

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

4) Securities (Continued)

an unrealized loss for over 12 months. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Proceeds	$23,414	$375	$26,944	$2,280
Gross gains	279	32	310	59
Gross losses	(272)	—	(272)	—

        The amortized cost and estimated fair values of securities as of June 30, 2013, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$2,032	$2,115
Due after five through ten years	47,057	45,531
Due after ten years	20,809	20,735
Agency mortgage-backed securities	224,760	225,397

Total	$294,658	$293,778

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after five through ten years	$1,093	$1,011
Due after ten years	66,427	57,988
Agency mortgage-backed securities	14,211	13,773

Total	$81,731	$72,772

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

5) Loans

        Loans were as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$383,068	$375,469
Real estate:
Commercial and residential	370,620	354,934
Land and construction	26,705	22,352
Home equity	48,667	43,865
Consumer	13,097	15,714

Loans	842,157	812,334
Deferred loan origination fees, net	(207)	(21)

Loans, net of deferred fees	841,950	812,313
Allowance for loan losses	(19,342)	(19,027)

Loans, net	$822,608	$793,286

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended June 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,455	$6,770	$117	$19,342
Charge-offs	(119)	(56)	—	(175)
Recoveries	188	257	—	445

Net recoveries	69	201	—	270
Provision (credit) for loan losses	287	(583)	26	(270)

Balance, end of period	$12,811	$6,388	$143	$19,342

	Three Months Ended June 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,734	$6,409	$163	$20,306
Charge-offs	(1,280)	(101)	—	(1,381)
Recoveries	60	223	—	283

Net (charge-offs)/recoveries	(1,220)	122	—	(1,098)
Provision (credit) for loan losses	864	8	(57)	815

Balance, end of period	$13,378	$6,539	$106	$20,023

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

5) Loans (Continued)

	Six Months Ended June 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(959)	(56)	—	(1,015)
Recoveries	1,338	262	—	1,600

Net recoveries	379	206	—	585
Provision (credit) for loan losses	(434)	148	16	(270)

Balance, end of period	$12,811	$6,388	$143	$19,342

	Six Months Ended June 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(2,190)	(146)	—	(2,336)
Recoveries	521	223	—	744

Net (charge-offs)/recoveries	(1,669)	77	—	(1,592)
Provision (credit) for loan losses	1,832	(876)	(41)	915

Balance, end of period	$13,378	$6,539	$106	$20,023

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	June 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,588	$786	$28	$3,402
Collectively evaluated for impairment	10,223	5,602	115	15,940

Total allowance balance	$12,811	$6,388	$143	$19,342

Loans:
Individually evaluated for impairment	$5,342	$9,569	$135	$15,046
Collectively evaluated for impairment	377,726	436,423	12,962	827,111

Total loan balance	$383,068	$445,992	$13,097	$842,157

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

5) Loans (Continued)

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

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of June 30, 2013 and December 31, 2012. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	June 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,031	$948	$—	$7,829	$6,978	$—
Real estate:
Commercial and residential	3,509	3,509	—	2,755	2,741	—
Land and construction	2,070	2,070	—	2,310	2,223	—
Home Equity	2,077	2,077	—	2,141	2,141	—

Total with no related allowance recorded	8,687	8,604	—	15,035	14,083	—
With an allowance recorded:
Commercial	4,487	4,394	2,588	3,678	3,182	1,963
Real estate:
Commercial and residential	1,560	1,560	480	3,183	1,937	465
Land and construction	59	59	12	—	—	—
Home Equity	294	294	294	295	295	295
Consumer	135	135	28	147	147	17

Total with an allowance recorded	6,535	6,442	3,402	7,303	5,561	2,740

Total	$15,222	$15,046	$3,402	$22,338	$19,644	$2,740

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

5) Loans (Continued)

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended June 30, 2013
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$6,736	$5,286	$2,153	$2,401	$138	$16,714
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Three Months Ended June 30, 2012
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$11,034	$2,252	$2,210	$199	$86	$15,781
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2013
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$7,877	$5,083	$2,177	$2,413	$141	$17,691
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

5) Loans (Continued)

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

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	June 30,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$—	$177	$—
Nonaccrual loans—held-for-investment	13,868	12,890	17,335
Restructured and loans over 90 days past due and still accruing	510	1,665	859

Total nonperforming loans	$14,378	$14,732	$18,194

Other restructured loans	$668	$416	$1,450
Impaired loans, excluding loans held-for-sale	$15,046	$14,971	$19,644

        The following table presents the nonperforming loans by class as of June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$4,164	$510	$4,674	$7,852	$859	$8,711
Real estate:
Commercial and residential	5,069	—	5,069	4,676	—	4,676
Land and construction	2,129	—	2,129	2,223	—	2,223
Home equity	2,371	—	2,371	2,437	—	2,437
Consumer	135	—	135	147	—	147

Total	$13,868	$510	$14,378	$17,335	$859	$18,194

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

5) Loans (Continued)

        The following table presents the aging of past due loans as of June 30, 2013 by class of loans:

	June 30, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$2,540	$567	$1,871	$4,978	$378,090	$383,068
Real estate:
Commercial and residential	139	—	1,639	1,778	368,842	370,620
Land and construction	—	—	59	59	26,646	26,705
Home equity	—	—	294	294	48,373	48,667
Consumer	—	99	—	99	12,998	13,097

Total	$2,679	$666	$3,863	$7,208	$834,949	$842,157

        The following table presents the aging of past due loans as of December 31, 2012 by class of loans:

	December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,699	$355	$5,120	$7,174	$368,295	$375,469
Real estate:
Commercial and residential	1,603	—	3,290	4,893	350,041	354,934
Land and construction	—	—	78	78	22,274	22,352
Home equity	742	—	2,045	2,787	41,078	43,865
Consumer	—	—	—	—	15,714	15,714

Total	$4,044	$355	$10,533	$14,932	$797,402	$812,334

        Past due loans 30 days or greater totaled $7,208,000 and $14,932,000 at June 30, 2013 and December 31, 2012, respectively, of which $4,446,000 and $12,020,000 were on nonaccrual. At June 30, 2013, there were also $9,422,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2012, there were also $5,315,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

5) Loans (Continued)

Credit Quality Indicators

        Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The Company's loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and service) and real estate lending, with the balance in consumer loans. While no specific industry concentration is considered significant, the Company's lending operations are located in the Company's market areas that are dependent on the technology and real estate industries and their supporting companies. Thus, the Company's borrowers could be adversely impacted by a continued downturn in these sectors of the economy which could reduce the demand for loans and adversely impact the borrowers' ability to repay their loans.

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at June 30, 2013 or December 31, 2012.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

5) Loans (Continued)

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at June 30, 2013 and December 31, 2012:

	June 30, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$372,077	$10,991	$383,068	$355,440	$20,029	$375,469
Real estate:
Commercial and residential	363,222	7,398	370,620	345,045	9,889	354,934
Land and construction	24,576	2,129	26,705	18,858	3,494	22,352
Home equity	45,974	2,693	48,667	41,187	2,678	43,865
Consumer	12,729	368	13,097	15,321	393	15,714

Total	$818,578	$23,579	$842,157	$775,851	$36,483	$812,334

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        The recorded investment of troubled debt restructurings at June 30, 2013 was $2,759,000, which included $1,581,000 of nonaccrual loans and $1,178,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2012 was $4,107,000, which included $1,798,000 of nonaccrual loans and $2,309,000 of accruing loans. Approximately $804,000 and $1,152,000 in specific reserves were established with respect to these loans as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013 and December 31, 2012, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no new loans modified as troubled debt restructurings during the three month period ended June 30, 2013. The following table presents loans by class modified as troubled debt restructurings during the three month period ended June 30, 2012:

	During the Three Months Ended June 30, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Consumer	1	$117	$117

Total	1	$117	$117

        The troubled debt restructurings described above increased the allowance for loan losses by $13,000 through the allocation of specific reserves, and resulted in no net charge-offs during the three month period ended June 30, 2012.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

5) Loans (Continued)

        There were no new loans modified as troubled debt restructurings during the six month period ended June 30, 2013. The following table presents loans by class modified as troubled debt restructurings during the six month period ended June 30, 2012:

	During the Six Months Ended June 30, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	1	$112	$112
Consumer	1	117	117

Total	2	$229	$229

        The troubled debt restructurings described above increased the allowance for loan losses by $44,000 through the allocation of specific reserves, and resulted in no net charge-offs during the six month period ended June 30, 2012.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three month period ended June 30, 2013 and 2012.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

6) Income Taxes (Continued)

        The Company had net deferred tax assets of $24,600,000, and $19,264,000, at June 30, 2013, and December 31, 2012, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2013 and December 31, 2012 will be fully realized in future years.

7) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$302	$294	$606	$588
Interest cost	196	193	392	386
Amortization of prior service cost	—	7	—	14
Amortization of net actuarial loss	75	63	146	126

Net periodic benefit cost	$573	$557	$1,144	$1,114

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,717	$4,525
Interest cost	89	185
Actuarial gain	2	7

Projected benefit obligation at end of period	$4,808	$4,717

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

8) Preferred Stock

Series A Preferred Stock

        On November 21, 2008, the Company issued 40,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40,000,000 with a liquidation preference of $1,000 per share. On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all of the Series A Preferred Stock and paid all of the related accrued and unpaid dividends. HCC used available cash and proceeds from a $30,000,000 distribution approved by the California Department of Financial Institutions from HBC to HCC. The repurchase of the Series A Preferred Stock accelerated the accretion of the remaining issuance discount on the Series A Preferred Stock. Total dividends and discount accretion on Preferred Stock, including accelerated accretion of approximately $765,000, reduced net income available to common shareholders by $1,206,000 in the first quarter of 2012. On June 12, 2013, the Company completed the repurchase of the common stock warrant issued to the U.S. Department of the Treasury on November 21, 2008, which was exercisable into 462,963 shares of common stock at an exercise price of $12.96. The Company repurchased the warrant for $140,000.

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

June 30, 2013

(Unaudited)

9) Fair Value (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2013:
Available-for-sale securities:
Agency mortgage-backed securities	$225,397	—	$225,397	—
Corporate bonds	47,646	—	47,646	—
Trust preferred securities	20,735	—	20,735	—
I/O strip receivables	1,726	—	1,726	—
Assets at December 31, 2012:
Available-for-sale securities:
Agency mortgage-backed securities	$291,244	—	$291,244	—
Corporate bonds	55,588	—	55,588	—
Trust preferred securities	21,080	—	21,080	—
I/O strip receivables	1,786		1,786	—

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

9) Fair Value (Continued)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

9) Fair Value (Continued)

adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2013:
Impaired loans—held-for-investment:
Commercial	$2,109	—	—	$2,109
Real estate:
Commercial and residential	3,041	—	—	3,041
Land and construction	1,632	—	—	1,632
Consumer	108	—	—	108

	$6,890	—	—	$6,890

Foreclosed assets:
Commercial	$29	—	—	$29
Land and construction	630	—	—	630

	$659	—	—	$659

Assets at December 31, 2012:
Impaired loans—held-for-investment:
Commercial	$3,645	—	—	$3,645
Real estate:
Commercial and residential	3,674	—	—	3,674
Land and construction	1,723	—	—	1,723
Consumer	130	—	—	130

	$9,172	—	—	$9,172

Foreclosed assets:
Commercial	$83	—	—	$83
Land and construction	1,187	—	—	1,187

	$1,270	—	—	$1,270

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

9) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$10,292	$11,912
Book value of impaired loans held-for-investment carried at cost	4,754	7,732

Total impaired loans held-for-investment	$15,046	$19,644

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$10,292	$11,912
Specific valuation allowance	(3,402)	(2,740)

Impaired loans held-for-investment carried at fair value, net	$6,890	$9,172

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $15,046,000 at June 30, 2013, after partial charge-offs of $176,000 in the first six months of 2013. In addition, these loans had a specific valuation allowance of $3,402,000 at June 30, 2013. Impaired loans held-for-investment totaling $10,292,000 at June 30, 2013 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $4,754,000 of impaired loans were carried at cost at June 30, 2013, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first six months of 2013 on impaired loans held-for-investment carried at fair value at June 30, 2013 resulted in an additional provision for loan losses of $1,440,000.

        Foreclosed assets measured at fair value less costs to sell, had a carrying amount of $659,000, with no valuation allowance at June 30, 2013.

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

June 30, 2013

(Unaudited)

9) Fair Value (Continued)

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$2,109	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (2%)
Real estate:
Commercial and residential	3,041	Market Approach	Discount adjustment for differences between comparable sales	1% to 15% (1%)
Land and construction	1,632	Market Approach	Discount adjustment for differences between comparable sales	1% to 4% (2%)
Foreclosed assets:
Land and construction	630	Market Approach	Discount adjustment for differences between comparable sales	1% to 16% (7%)

	December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$3,645	Market Approach	Discount adjustment for differences between comparable sales	0% to 4% (1%)
Real estate:
Commercial and residential	3,674	Market Approach	Discount adjustment for differences between comparable sales	0% to 13% (1%)
Land and construction	1,723	Market Approach	Discount adjustment for differences between comparable sales	1% to 4% (2%)
Foreclosed assets:
Land and construction	1,187	Market Approach	Discount adjustment for differences between comparable sales	0% to 23% (6%)

        The Company obtains third party appraisals on its impaired loans held-for-investment and foreclosed assets to determine fair value. Generally, the third party appraisals apply the "market

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

9) Fair Value (Continued)

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

        The carrying amounts and estimated fair values of financial instruments at June 30, 2013 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$85,762	$85,762	$—	$—	$85,762
Securities available-for-sale	293,778	—	293,778	—	293,778
Securities held-to-maturity	81,731	—	72,772	—	72,772
Loans (including loans held-for-sale), net	828,929	—	6,321	821,053	827,374
FHLB and FRB stock	10,871	—	—	—	N/A
Accrued interest receivable	4,138	—	1,552	2,586	4,138
Loan servicing rights and I/O strips receivables	2,357	—	4,474	—	4,474
Liabilities:
Time deposits	$306,214	$—	$306,834	$—	$306,834
Other deposits	882,825	—	882,825	—	882,825
Subordinated debt	9,279	—	—	5,670	5,670
Accrued interest payable	234	—	234	—	234

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

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

Loans

        The carrying amounts of loans held-for-sale approximate fair value resulting in a Level 2 classification.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

9) Fair Value (Continued)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

10) Equity Plan

        The Company has maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The Equity Plan provides for the grant of incentive and non-qualified stock options and restricted stock. The Equity Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan") for equity awards including stock options and restricted stock for directors, officers, and key employees. As of June 30, 2013, there were no equity awards issued and 1,750,000 shares available for issuance under the 2013 Plan.

        Stock option activity under the 2004 Plan is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,314,347	$12.90
Granted	272,050	$6.57
Exercised	(6,374)	$4.09
Forfeited or expired	(29,885)	$11.49

Outstanding at June 30, 2013	1,550,138	$11.85	6.1	$1,030,000

Vested or expected to vest	1,472,631		6.1	$978,000

Exercisable at June 30, 2013	1,033,651		4.6	$592,000

        As of June 30, 2013, there was $1,914,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.22 years.

        Restricted stock activity under the 2004 Plan is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2013	88,000	$5.74
Granted	10,000	$6.51
Vested	(40,000)	$5.16
Forfeited	—	$—

Nonvested shares at June 30, 2013	58,000	$6.28

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

10) Equity Plan (Continued)

        As of June 30, 2013, there was $198,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2004 Plan. The cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

11) Subordinated Debt

        The Company has supported its growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt issued to the trusts is senior to the outstanding shares of common stock and Series C Preferred Stock. As a result, payments must be made on the subordinated debt before any dividends can be paid on the common stock and Series C Preferred Stock. Under the terms of the subordinated debt, the Company may defer interest payments for up to five years. Interest payments on the subordinated notes payable to the Company's subsidiary grantor Trusts are deductible for tax purposes. The subordinated debt is not registered with the Securities and Exchange Commission. For regulatory reporting purposes, the subordinated debt qualified for Tier 1 capital treatment at June 30, 2013, June 30, 2012, and December 31, 2012.

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

        The table below summarizes the Company's subordinated debt as of the periods indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Subordinated debentures due to Heritage Statutory Trust II with interest payable quarterly based on 3-month Libor plus 3.58% (3.85% at June 30, 2013), redeemable with a premium beginning July 31, 2006 and with no premium beginning July 31, 2011, due July 31, 2031	$5,155	$5,155
Subordinated debentures due to Heritage Statutory Trust III with interest payable quarterly based on 3-month Libor plus 3.40% (3.67% at June 30, 2013), redeemable with a premium beginning September 26, 2007 and due September 26, 2032	4,124	4,124

Total	$9,279	$9,279

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2013

(Unaudited)

12) Loss Contingencies

        The Company's policy is to accrue for legal costs associated with both asserted and unasserted claims when it is probable that such costs will be incurred and such costs can be reasonably estimated. The Company had previously accrued for such costs associated with an unasserted claim arising from an apparent transfer of funds for personal use by an authorized signatory of a customer. The litigation is in the very early stages and the Company intends to vigorously defend the litigation. At this time it is not possible to determine the amount of the loss, if any, arising from the claim in excess of the legal expenses expected to be incurred in defense of the litigation.

13) Subsequent Event

        On June 5, 2013, the Company provided notice to the trustee that it intends to redeem the Company's Floating Rate Junior Subordinated Debentures due July 31, 2031 in the amount of $5,000,000 issued to Heritage Statutory Trust II and the Company's Floating Rate Junior Subordinated Debentures due September 26, 2032, in the amount of $4,000,000 issued to Heritage Statutory Trust III (collectively referred to as the "Floating-Rate Sub Debt"). The $5,000,000 Floating-Rate Sub Debt was redeemed on July 31, 2013. The $4,000,000 Floating-Rate Sub Debt will be redeemed on September 26, 2013. Additionally, the Company will pay its regularly scheduled interest payments on the Floating-Rate Sub Debt totaling approximately $90,000 on the respective redemption dates. The Company used available cash and proceeds from a $9,000,000 distribution from the Bank for the redemption. The Company incurred a total charge of $167,000 in the second quarter of 2013, representing the agency origination fees associated with the Floating-Rate Sub Debt. On an annual basis, the redemption of the Floating-Rate Sub Debt will eliminate approximately $360,000 in interest expense.

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2012. There are no changes to these policies as of June 30, 2013.

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

Performance Overview

        For the three months ended June 30, 2013, net income was $2.8 million, or $0.09 per average diluted common share, compared to $2.7 million, or $0.08 per average diluted common share, for the three months ended June 30, 2012. There were no dividends or discount accretion on preferred stock in the second quarter of 2013 and 2012. The Company's annualized return on average assets was 0.82% and annualized return on average equity was 6.53% for the second quarter of 2013, compared to 0.81% and 6.61%, respectively, a year ago.

        For the six months ended June 30, 2013, net income available to common shareholders was $5.0 million, or $0.16 per average diluted common share, an increase from $3.6 million, or $0.11 per average diluted common share, for the six months ended June 30, 2012. In the first quarter of 2012, the Company redeemed its $40 million of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") issued to the U.S. Treasury Department under the TARP Capital Purchase Program, and recorded the final payment for dividends and discount accretion on its Series A Preferred Stock, which totaled $1.2 million. The Company's annualized return on average assets was 0.71% and annualized return on average equity was 5.88% for the first six months of 2013, compared to 0.72% and 5.44%, respectively, a year ago.

        Late in the fourth quarter of 2012, the Company received short-term demand deposits in the amount of $467.5 million from one customer for specific transactions. Of this amount, $195.6 million was subsequently withdrawn, for a net outstanding balance of $271.9 million at December 31, 2012. The outstanding balance of the short-term demand deposits was $17.0 million at June 30, 2013. Because of the short-term nature of these funds, the excess liquidity was placed in low-interest earning deposits at the Federal Reserve Bank.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin decreased six basis points to 3.89% in the second quarter of 2013, compared to 3.95% for the second quarter of 2012, primarily due to lower yields on loans and securities, partially offset by a lower cost of funds. The net interest margin decreased 21 basis points to 3.80% for the six months ended June 30, 2013, compared to 4.01% for the six months ended June 30, 2012, primarily as a result of a lower yield on loans and securities, and a higher average balance of excess deposits at the Federal Reserve, partially offset by a lower cost of funds.

  •
  Net interest income increased slightly to $12.2 million for the second quarter of 2013, compared to $12.1 million for the second quarter of 2012, primarily due to a higher average volume of loans and securities. Net interest income remained flat at $24.3 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

  •
  A credit to the provision for loan losses of $270,000 for the second quarter of 2013 was the result of improving overall asset quality and net recoveries of $270,000. This compares to a provision for loan losses of $815,000 for the second quarter of 2012. A credit to the provision for loan losses for the six months ended June 30, 2013 was $270,000, compared to a provision for loan losses $915,000 for the first six months of 2012.

  •
  Noninterest income was $1.9 million for the second quarter of 2013, compared to $2.1 million for the second quarter of 2012. Noninterest income was $3.6 million for the first six months of 2013, compared to $3.8 million for the first six months of 2012. Noninterest income was lower in the second quarter and first six months of 2013, compared to the same periods in 2012, primarily due to a lower gain on sales of SBA loans and servicing income.

  •
  Noninterest expense was $10.4 million for the second quarter of 2013, compared to $9.5 million for the second quarter of 2012. For the six months ended June 30, 2013, noninterest expense was $21.2 million, compared to $20.3 million for the six months ended June 30, 2012. The increase in noninterest expense from the same periods a year ago was primarily due to increased salaries and employee benefits expense due to annual salary increases and the hiring of additional lending relationship officers, and a $167,000 charge in the second quarter of 2013 related to the redemption of the floating-rate subordinated debt, partially offset by gains on the sale of foreclosed assets.

  •
  The efficiency ratio was 73.85% for the second quarter of 2013, compared to 66.70% for the second quarter of 2012. The efficiency ratio for the six months ended June 30, 2013 was 75.92%, compared to 72.13% for the six months ended June 30, 2012.The increase in the efficiency ratio compared to the same periods in 2012, was primarily due to higher salary and benefits expense, lower gains on sales of SBA loans and servicing income.

  •
  Income tax expense for the quarter ended June 30, 2013 was $1.2 million, the same as the second quarter of 2012. The effective tax rate for the second quarter of 2013 was 29%, compared to 31% for the second quarter a year ago. For the first six months of 2013, income tax expense was $2.0 million, compared to $2.2 million for the first six months a year ago. The effective tax rate for the six months ended June 30, 2013 was 29%, compared to 31% for the six months ended June 30, 2012. The decrease in the effective tax rate for the second quarter and first six months of 2013, compared to the same periods in 2012, was primarily the result of tax-exempt interest income earned on municipal bonds.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale decreased 13% to $379.5 million at June 30, 2013, from $436.2 million at June 30, 2012, and decreased 49% from $741.5 million at December 31, 2012. Excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer of $17.0 million at June 30, 2013 and $271.9 million at December 31, 2012, total cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale decreased 17% to $362.5 million at June 30, 2013, from $436.2 million at June 30, 2012, and decreased 23% from $469.6 million at December 31, 2012.

  •
  Securities held-to-maturity, at amortized cost, were $81.7 million at June 30, 2013, compared to no securities held-to-maturity at June 30, 2012. Securities held-to-maturity, at amortized cost, were $51.5 million at December 31, 2012.

  •
  Total loans, excluding loans held-for-sale, increased $43.8 million, or 5%, to $842.0 million at June 30, 2013, compared to $798.1 million at June 30, 2012, and increased $29.6 million, or 4%, from $812.3 million at December 31, 2012.

  •
  Nonperforming assets were $15.0 million, or 1.07% of total assets at June 30, 2013, compared to $17.8 million or 1.35% of total assets at June 30, 2012, and $19.5 million, or 1.15% of total assets at December 31, 2012. Nonperforming assets were 1.09% of total assets at June 30, 2013, compared to 1.37% of total assets at December 31, 2012, excluding the short-term deposits of $17.0 million and $271.9 million, respectively, at the Federal Reserve Bank offsetting the short-term demand deposits from one customer.

  •
  Classified assets, net of Small Business Administration ("SBA") guarantees, decreased 57% to $23.8 million at June 30, 2013 from $54.9 million at June 30, 2012, and decreased 35% from $36.8 million at December 31, 2012.

  •
  Net recoveries totaled $270,000 for the second quarter of 2013, compared to net charge-offs of $1.1 million for the second quarter of 2012, and net charge-offs of $766,000 for the fourth quarter of 2012.

  •
  The allowance for loan losses at June 30, 2013 was $19.3 million, or 2.30% of total loans, representing 134.52% of nonperforming loans (there were no nonaccrual loans in loans held-for-sale at June 30, 2013). The allowance for loan losses at June 30, 2012 was $20.0 million, or 2.51% of total loans, representing 137.57% of nonperforming loans, excluding the $177,000 nonaccrual loans in loans held-for-sale. The allowance for loan losses at December 31, 2012 was $19.0 million, or 2.34% of total loans, representing 104.58% of nonperforming loans (there were no nonaccrual loans in loans held-for-sale at December 31, 2012).

  •
  Total deposits, excluding brokered deposits and short-term demand deposits from one customer of $17.0 million at June 30, 2013 and $271.9 million at December 31, 2012, were $1.10 billion at June 30, 2013, compared to $1.01 billion at June 30, 2012, and $1.11 billion at December 31, 2012.

  •
  The ratio of noncore funding (which consists of time deposits—$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 20.87% at June 30, 2013, compared to 20.17% at June 30, 2012, and 17.63% at December 31, 2012. The ratio of noncore funding to total assets was 21.13% at June 30, 2013 and 21.00% at December 31, 2012, excluding the short-term deposits of $17.0 million and $271.9 million, respectively, at the Federal Reserve Bank offsetting the short-term demand deposits from one customer.

  •
  The loan to deposit ratio was 70.81% at June 30, 2013, compared to 72.37% at June 30, 2012, and 54.91% at December 31, 2012. The loan to deposit ratio was 71.84% at June 30, 2013 and 67.27% at December 31, 2012, excluding the $17.0 million and $271.9 million, respectively, of short-term demand deposits from one customer.

  •
  Accumulated other comprehensive loss was ($4.7) million at June 30, 2013, compared to accumulated other comprehensive income of $3.2 million at June 30, 2012, and accumulated other comprehensive income of $2.7 million at December 31, 2012. The decrease was primarily due to an increase in interest rates which resulted in an unrealized loss on securities available-for-sale of ($507,000), net of taxes, at June 30, 2013, compared to an unrealized gain on securities available-for-sale of $7.1 million, net of taxes, at June 30, 2012, and an unrealized gain on securities available-for-sale of $6.9 million, net of taxes, at December 31, 2012.

  •
  Capital ratios exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at June 30, 2013:

Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce	Well-Capitalized Financial Institution Regulatory Guidelines
Total Risk-Based	16.4%	15.6%	10.0%
Tier 1 Risk-Based	15.1%	14.3%	6.0%
Leverage	12.4%	11.7%	5.0%

Recent Events

        On June 5, 2013, the Company provided notice to the trustee that it intends to redeem the Company's Floating Rate Junior Subordinated Debentures due July 31, 2031 in the amount of $5 million issued to Heritage Statutory Trust II and the Company's Floating Rate Junior Subordinated Debentures due September 26, 2032, in the amount of $4 million issued to Heritage Statutory Trust III (collectively referred to as the "Floating-Rate Sub Debt"). The $5 million Floating-Rate Sub Debt was redeemed on July 31, 2013. The $4 million Floating-Rate Sub Debt will be redeemed on September 26, 2013. Additionally, the Company will pay its regularly scheduled interest payments on the Floating-Rate Sub Debt totaling approximately $90,000 on the respective redemption dates. The Company used available cash and proceeds from a $9 million distribution from the Bank for the redemption. The Company incurred a total charge of $167,000 in the second quarter of 2013, representing the agency origination fees associated with the Floating-Rate Sub Debt. On an annual basis, the redemption of the Floating-Rate Sub Debt will eliminate approximately $360,000 in interest expense.

        On June 12, 2013, the Company completed the repurchase of the common stock warrant issued to the U.S. Department of the Treasury on November 21, 2008, which was exercisable into 462,963 shares of common stock at an exercise price of $12.96. The Company repurchased the warrant for $140,000.

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered and State of California time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $76.8 million in brokered deposits at June 30, 2013, compared to $97.7 million at June 30, 2012, and $97.8 million at December 31, 2012. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators decreased to $18.2 million at June 30, 2013, compared to $35.7 million at June 30, 2012, and $21.4 million at December 31, 2012. Certificates of deposit from the State of California totaled $98.0 million at June 30, 2013, compared to $50.0 million at June 30, 2012, and $85.0 million at

December 31, 2012. Total deposits at June 30, 2013 were $1.19 billion, compared to $1.10 billion at June 30, 2012 and $1.48 billion at December 31, 2012. Core deposits (excluding all time deposits, CDARS deposits, and the short-term demand deposits from one customer of $17.0 million at June 30, 2013 and $271.9 million at December 31, 2012) increased to $856.9 million at June 30, 2013, an increase of $49.3 million, or 6% from $807.6 million at June 30, 2012, and decreased $26.9 million, or 3%, from $883.8 million at December 31, 2012. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $17.6 million at June 30, 2013, compared to $5.4 million at June 30, 2012, and $10.2 million at December 31, 2012.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At June 30, 2013, we had $85.8 million in cash and cash equivalents and approximately $330.1 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $247.2 million in unpledged securities available at June 30, 2013. Our loan to deposit ratio decreased to 70.81% at June 30, 2013, compared to 72.37% at June 30, 2012, and increased from 54.91% at December 31, 2012. The loan to deposit ratio was 71.84% at June 30, 2013 and 67.27% at December 31, 2012, excluding the $17.0 million and $271.9 million, respectively, of short-term demand deposits from one customer.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. The Company also has an additional SBA loan production office in Santa Rosa, California. Total loans, excluding loans held-for-sale, increased 5% to $842.0 million at June 30, 2013, from $798.1 million at June 30, 2012, and increased 4% from $812.3 million at December 31, 2012. The loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 46% of the total loan portfolio at June 30, 2013. Commercial and residential real estate loans accounted for 44% of the total loan portfolio at June 30, 2013, of which 50% were owner-occupied by businesses. Consumer and home equity loans accounted for 7% of the total loan portfolio, and land and construction loans accounted for the remaining 3% of the total loan portfolio at June 30, 2013. The yield on the loan portfolio was 4.93% for the second quarter of 2013, compared to 5.23% for the second quarter of 2012, and 5.13% for the first quarter of 2013. The yield on the loan portfolio was 5.03% for the six months ended June 30, 2013, compared to 5.32% for six months ended June 30, 2012.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the second quarter of 2013 increased to $10.4 million, compared to $9.5 million for the same period in 2012. Noninterest expense for the first six months of 2013 increased to $21.2 million, compared to $20.3 million for the six months of 2012. The increase in noninterest expense from the same periods a year ago was primarily due to increased salaries and employee benefits expense due to annual salary increases and the hiring of additional lending relationship officers, and a $167,000 charge in the second quarter of 2013 related to the redemption of the floating-rate subordinated debt.

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

        On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve, the Company repurchased all shares of the Series A Preferred Stock and paid the related accrued and unpaid dividends. The repurchase of the Series A Preferred Stock will save $2.0 million in annual dividends. On June 12, 2013, the Company completed the repurchase of the common stock warrant for $140,000.

        We have supported our growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt that we issued to the trusts is senior to our shares of common stock and Series C Preferred Stock. As a result, we must make payments on the subordinated debt before any dividends can be paid on our common stock and Series C Preferred Stock. Under the terms of the subordinated debt, we may defer interest payments for up to five years. During the third quarter of 2012, the Company completed the redemption of $14 million fixed-rate subordinated debt, and had $9.3 million of floating-rate subordinated debt outstanding at June 30, 2013. In June 2013, the Company announced that it will redeem the remaining $9.3 million of floating-rate subordinated debt during the third quarter of 2013. The $5 million Floating-Rate Sub Debt was redeemed on July 31, 2013. The $4 million Floating-Rate Sub Debt will be redeemed on September 26, 2013. The Company is current with respect to interest accrued on trust preferred subordinated debt securities as of June 30, 2013 and was current as of December 31, 2012.

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

Distribution, Rate and Yield

	For the Three Months Ended June 30, 2013			For the Three Months Ended June 30, 2012
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$817,565	$10,051	4.93%	$791,660	$10,292	5.23%
Securities—taxable	358,532	2,399	2.68%	398,143	2,975	3.01%
Securities—tax exempt(2)	58,474	550	3.77%	—	—	—
Federal funds sold and interest-bearing deposits in other financial institutions	39,198	30	0.31%	41,508	29	0.28%

Total interest earning assets(2)	1,273,769	13,030	4.10%	1,231,311	13,296	4.34%

Cash and due from banks	22,658			21,191
Premises and equipment, net	7,611			7,841
Intangible assets	1,830			2,316
Other assets	67,334			69,115

Total assets	$1,373,202			$1,331,774

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$392,122			$370,086
Demand, interest-bearing	167,726	57	0.14%	147,767	56	0.15%
Savings and money market	281,565	124	0.18%	298,544	179	0.24%
Time deposits—under $100	23,292	21	0.36%	28,011	35	0.50%
Time deposits—$100 and over	194,738	194	0.40%	166,486	246	0.59%
Time deposits—brokered	81,118	197	0.97%	93,259	219	0.94%
CDARS—money market and time deposits	17,918	2	0.04%	5,900	3	0.20%

Total interest-bearing deposits	766,357	595	0.31%	739,967	738	0.40%

Total deposits	1,158,479	595	0.21%	1,110,053	738	0.27%
Subordinated debt	9,279	90	3.89%	23,702	472	8.01%
Short-term borrowings	288	—	0.00%	3,196	2	0.25%

Total interest-bearing liabilities	775,924	685	0.35%	766,865	1,212	0.64%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,168,046	685	0.24%	1,136,951	1,212	0.43%
Other liabilities	33,681			31,905

Total liabilities	1,201,727			1,168,856
Shareholders' equity	171,475			162,918

Total liabilities and shareholders' equity	$1,373,202			$1,331,774

Net interest income(2) / margin		12,345	3.89%		12,084	3.95%
Less tax equivalent adjustment(2)		(192)			—

Net interest income		$12,153			$12,084

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

(2)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	For the Six Months Ended June 30, 2013			For the Six Months Ended June 30, 2012
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$807,901	$20,140	5.03%	$778,640	$20,608	5.32%
Securities—taxable	372,044	4,860	2.63%	394,031	6,072	3.10%
Securities—tax exempt(2)	49,563	932	3.79%	—	—	—
Federal funds sold and interest-bearing deposits in other financial institutions	77,858	99	0.26%	48,750	65	0.27%

Total interest earning assets(2)	1,307,366	26,031	4.02%	1,221,421	26,745	4.40%

Cash and due from banks	23,104			21,089
Premises and equipment, net	7,566			7,909
Intangible assets	1,892			2,378
Other assets	67,944			69,082

Total assets	$1,407,872			$1,321,879

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$426,424			$358,689
Demand, interest-bearing	166,073	116	0.14%	145,208	109	0.15%
Savings and money market	282,392	244	0.17%	293,374	345	0.24%
Time deposits—under $100	23,940	43	0.36%	28,117	73	0.52%
Time deposits—$100 and over	192,518	398	0.42%	168,090	501	0.60%
Time deposits—brokered	86,561	416	0.97%	88,992	420	0.95%
CDARS—money market and time deposits	14,714	3	0.04%	6,083	6	0.20%

Total interest-bearing deposits	766,198	1,220	0.32%	729,864	1,454	0.40%

Total deposits	1,192,622	1,220	0.21%	1,088,553	1,454	0.27%
Subordinated debt	9,279	178	3.87%	23,702	946	8.03%
Short-term borrowings	207	1	0.97%	1,618	2	0.25%

Total interest-bearing liabilities	775,684	1,399	0.36%	755,184	2,402	0.64%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,202,108	1,399	0.23%	1,113,873	2,402	0.43%
Other liabilities	35,080			32,287

Total liabilities	1,237,188			1,146,160
Shareholders' equity	170,684			175,719

Total liabilities and shareholders' equity	$1,407,872			$1,321,879

Net interest income(2) / margin		24,632	3.80%		24,343	4.01%
Less tax equivalent adjustment(2)		(326)			—

Net interest income		$24,306			$24,343

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

	Three Months Ended June 30, 2013 vs. 2012 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$321	$(562)	$(241)
Securities—taxable	(261)	(315)	(576)
Securities—tax exempt	550	—	550
Federal funds sold and interest- bearing deposits in other financial institutions	(2)	3	1

Total interest income from interest earnings assets	608	(874)	(266)

Expense on interest-bearing liabilities:
Demand, interest-bearing	5	(4)	1
Savings and money market	(10)	(45)	(55)
Time deposits—under $100	(4)	(10)	(14)
Time deposits—$100 and over	28	(80)	(52)
Time deposits—brokered	(29)	7	(22)
CDARS—money market and time deposits	1	(2)	(1)
Subordinated debt	(140)	(242)	(382)
Short-term borrowings	—	(2)	(2)

Total interest expense on interest-bearing liabilities	(149)	(378)	(527)

Net interest income	$757	$(496)	$261

	Six Months Ended June 30, 2013 vs. 2012 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$718	$(1,186)	$(468)
Securities—taxable	(279)	(933)	(1,212)
Securities—tax exempt	932	—	932
Federal funds sold and interest- bearing deposits in other financial institutions	36	(2)	34

Total interest income from interest earnings assets	1,407	(2,121)	(714)

Expense on interest-bearing liabilities:
Demand, interest-bearing	15	(8)	7
Savings and money market	(3)	(98)	(101)
Time deposits—under $100	(7)	(23)	(30)
Time deposits—$100 and over	48	(151)	(103)
Time deposits—brokered	(12)	8	(4)
CDARS—money market and time deposits	2	(5)	(3)
Subordinated debt	(277)	(491)	(768)
Short-term borrowings	(7)	6	(1)

Total interest expense on interest-bearing liabilities	(241)	(762)	(1,003)

Net interest income	$1,648	$(1,359)	$289

        The Company's net interest margin, expressed as a percentage of average earning assets was 3.89% for the second quarter of 2013, compared to 3.95% for the second quarter a year ago, as a decrease in average yields on loans and investment securities was primarily offset by a lower cost of funds in the second quarter of 2013. For the first six months of 2013, the net interest margin decreased to 3.80%, compared to 4.01% for the first six months of 2012. The decrease in net interest margin was primarily as a result of lower yields on loans and securities, and an average balance of excess deposits at the Federal Reserve, partially offset by a lower cost of funds.

        Net interest income increased slightly to $12.2 million for the second quarter of 2013, compared to $12.1 million for the second quarter of 2012, primarily due to a higher average volume of loans and securities. Net interest income remained flat at $24.3 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

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

        A credit to the provision for loan losses of $270,000 for the second quarter of 2013 was the result of improving overall asset quality and net recoveries of $270,000. This compares to a provision for loan losses of $815,000 for the second quarter of 2012. A credit to the provision for loan losses for the six months ended June 30, 2013 was $270,000, compared to a provision for loan losses $915,000 for the first six months of 2012.

        The allowance for loan losses totaled $19.3 million, or 2.30% of total loans at June 30, 2013, compared to $20.0 million, or 2.51% of total loans at June 30, 2012, and $19.0 million, or 2.34% of total loans at December 31, 2012. The decrease in the allowance for loan losses at June 30, 2013, compared to June 30, 2012, was primarily due to improved risk grading and credit metrics on non-impaired real estate loans, as well as a decline in historical charge-off levels. Net recoveries totaled $270,000 for the second quarter of 2013, compared to net charge-offs of $1.1 million for the second quarter of 2012, and net charge-offs of $766,000 for the fourth quarter of 2012. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2013 versus 2012
	2013	2012	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$618	$601	$17	3%
Increase in cash surrender value of life insurance	410	429	(19)	-4%
Servicing income	385	447	(62)	-14%
Gain on sales of SBA loans	134	376	(242)	-64%
Gain on sales of securities	7	32	(25)	-78%
Other	361	205	156	76%

Total noninterest income	$1,915	$2,090	$(175)	-8%

	For the Six Months Ended June 30,		Increase (decrease) 2013 versus 2012
	2013	2012	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,195	$1,191	$4	0%
Increase in cash surrender value of life insurance	826	858	(32)	-4%
Servicing income	750	907	(157)	-17%
Gain on sales of SBA loans	270	412	(142)	-34%
Gain on sales of securities	38	59	(21)	-36%
Other	499	386	113	29%

Total noninterest income	$3,578	$3,813	$(235)	-6%

        The decrease in noninterest income in the second quarter and first six months of 2013, compared to the same periods in 2012 was primarily attributable to a lower gain on sales of SBA loans.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended June 30, 2013, SBA loan sales resulted in a $134,000 gain, compared to a $376,000 gain on sale of SBA loans for the three months ended June 30, 2012. For the six months ended June 30, 2013, SBA loan sales resulted in a $270,000 gain, compared to a $412,000 gain on sale of SBA loans for the six months ended June 30, 2012. The gain on sales of SBA loans were lower in the second quarter and first six months of 2013, compared to the same periods in 2012, primarily due to a lower balance of SBA loans sold. The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2013 versus 2012
	2013	2012	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,864	$5,377	$487	9%
Occupancy and equipment	1,028	967	61	6%
Professional fees	400	470	(70)	-15%
Data processing	327	247	80	32%
Low income housing investment losses	300	262	38	15%
Software subscriptions	294	313	(19)	-6%
Insurance expense	253	224	29	13%
FDIC deposit insurance premiums	207	202	5	2%
Correspondent bank charges	179	155	24	15%
Subordinated debt redemption charges	167	—	167	N/A
Foreclosed assets, net	(96)	105	(201)	-191%
Other	1,466	1,132	334	30%

Total noninterest expense	$10,389	$9,454	$935	10%

	For the Six Months Ended June 30,		Increase (decrease) 2013 versus 2012
	2013	2012	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$11,875	$11,044	$831	8%
Occupancy and equipment	2,096	1,963	133	7%
Professional fees	1,382	1,681	(299)	-18%
Data processing	579	492	87	18%
Low income housing investment losses	611	531	80	15%
Software subscriptions	585	603	(18)	-3%
Insurance expense	508	447	61	14%
FDIC deposit insurance premiums	466	427	39	9%
Correspondent bank charges	343	299	44	15%
Subordinated debt redemption charges	167	—	167	N/A
Foreclosed assets, net	(251)	220	(471)	-214%
Other	2,809	2,603	206	8%

Total noninterest expense	$21,170	$20,310	$860	4%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For The Three Months Ended June 30,
	2013	Percent of Total	2012	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,864	56%	$5,377	57%
Occupancy and equipment	1,028	10%	967	10%
Professional fees	400	4%	470	5%
Data processing	327	3%	247	3%
Low income housing investment losses	300	3%	262	3%
Software subscriptions	294	3%	313	3%
Insurance expense	253	2%	224	2%
FDIC deposit insurance premiums	207	2%	202	2%
Correspondent bank charges	179	2%	155	2%
Subordinated debt redemption charges	167	2%	—	0%
Foreclosed assets, net	(96)	-1%	105	1%
Other	1,466	14%	1,132	12%

Total noninterest expense	$10,389	100%	$9,454	100%

	For The Six Months Ended June 30,
	2013	Percent of Total	2012	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$11,875	56%	$11,044	54%
Occupancy and equipment	2,096	10%	1,963	10%
Professional fees	1,382	6%	1,681	8%
Data processing	579	3%	492	3%
Low income housing investment losses	611	3%	531	3%
Software subscriptions	585	3%	603	3%
Insurance expense	508	2%	447	2%
FDIC deposit insurance premiums	466	2%	427	2%
Correspondent bank charges	343	2%	299	2%
Subordinated debt redemption charges	167	1%	—	0%
Foreclosed assets, net	(251)	-1%	220	1%
Other	2,809	13%	2,603	13%

Total noninterest expense	$21,170	100%	$20,310	100%

        Noninterest expense in the second quarter of 2013 was $10.4 million, an increase from $9.5 million for the first quarter of 2012. Noninterest expense for the first six months of 2013 was $21.2 million, compared to $20.3 million for the first six months of 2012. The increase in noninterest expense from the same periods a year ago was primarily due to increased salaries and employee benefits expense due to annual salary increases and the hiring of additional lending relationship officers, and a $167,000 charge in the second quarter of 2013 related to the redemption of the floating-rate subordinated debt. Full-time equivalent employees were 191 at June 30, 2013 and 187 at June 30, 2012.

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

        The Company's Federal and state income tax expense for the quarter and six months ended June 30, 2013 was $1.2 million and $2.0 million, respectively. The income tax expense was $1.2 million and $2.2 million for the same periods in 2012. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended June 30,		For Six Months Ended June 30,
	2013	2012	2013	2012
Effective income tax rate	29.3%	31.4%	28.8%	31.4%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and tax exempt municipal securities. The Company has net investments of $1.9 million in low-income housing limited partnerships as of June 30, 2013.

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

        The Company had net deferred tax assets of $24.6 million and $19.3 million at June 30, 2013, and December 31, 2012, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2013 and December 31, 2012 will be fully realized in future years.

FINANCIAL CONDITION

        As of June 30, 2013, total assets increased to $1.40 billion, compared to $1.32 billion at June 30, 2012, and decreased from $1.69 billion at December 31, 2012. Excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer of $17.0 million at June 30, 2013 and $271.9 million at December 31, 2012, total assets were $1.38 billion and $1.42 billion, respectively. Securities available-for-sale (at fair value) were $293.8 million at June 30, 2013, a decrease of 25% from $389.8 million at June 30, 2012, and a decrease of 20% from $367.9 million at December 31, 2012. Securities held-to-maturity (at amortized cost) were $81.7 million at June 30, 2013, compared to no securities held-to-maturity at June 30, 2012, and $51.5 million at December 31, 2012. The total loan portfolio, excluding loans held-for-sale, was $842.0 million at June 30, 2013, an increase of 5% from $798.1 million at June 30, 2012, and an increase of 4% from $812.3 million at December 31, 2012.

        Total deposits, excluding the short-term demand deposits from one customer of $17.0 million at June 30, 2013 and $271.9 million at December 31, 2012, increased 6% to $1.17 billion at June 30, 2013, from $1.10 billion at June 30, 2012 and decreased 3% from $1.21 billion at December 31, 2012. Subordinated debt decreased to $9.3 million at June 30, 2013 and December 31, 2012, compared to $23.7 million at June 30, 2012, as a result of the redemption of $14 million fixed-rate subordinated debt during the third quarter of 2012.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	June 30,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$225,397	$325,926	$291,244
Corporate bonds	47,646	23,221	55,588
Trust preferred securities	20,735	40,673	21,080

Total	$293,778	$389,820	$367,912

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$14,211	$—	$16,659
Municipals—Tax Exempt	67,520	—	34,813

	$81,731	$—	$51,472

        The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2013:

	June 30, 2013 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$170,742	2.63%	$54,655	2.32%	$—	0.00%	$225,397	2.56%
Corporate bonds	2,115	3.41%	45,531	3.18%	—	—	47,646	3.19%
Trust preferred securities	—	—	—	—	20,735	4.87%	20,735	4.87%

	$172,857	2.64%	$100,186	2.71%	$20,735	4.87%	$293,778	2.82%

	June 30, 2013 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$6,824	2.69%	$—	0.00%	$7,387	3.65%	$14,211	3.19%
Municipals—Tax Exempt	215	3.53%	4,295	3.82%	63,010	3.84%	67,520	3.83%

	$7,039	2.72%	$4,295	3.82%	$70,397	3.82%	$81,731	3.72%

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

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Prior to the third quarter of 2012, the Company's securities were all classified under existing accounting rules as "available-for-sale" to allow flexibility for the management of the portfolio. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $293.8 million at June 30, 2013, a decrease of 25% from $389.8 million at June 30, 2012, and a decrease of 20% from $367.9 million at December 31, 2012. At June 30, 2013, the investment securities available-for-sale portfolio was comprised of $225.4 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $47.7 million of corporate bonds, and $20.7 million of single entity issue trust preferred securities. Due to higher interest rates, there was a pre-tax unrealized loss on securities available-for-sale at June 30, 2013 of ($880,000), compared to a pre-tax unrealized gain on securities available-for-sale at June 30, 2012 of $12.3 million, and a pre-tax unrealized gain on securities available-for-sale at December 31, 2012 of $11.5 million.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $81.7 million at June 30, 2013, compared to no investment securities held-to-maturity at June 30, 2012, and $51.5 million at December 31, 2012. At June 30, 2013, the investment securities held-to-maturity portfolio was comprised of $67.5 million of tax-exempt municipal bonds, and $14.2 million of agency mortgage-backed securities. During the third quarter of 2012, the Company evaluated its available-for-sale portfolio and reclassified at fair value approximately $16.4 million of the mortgage-backed securities with higher price volatility and longer maturities to the held-to-maturity category. The related unrealized after-tax gains of $481,000 at June 30, 2013 remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate based on the Company's positive intent and ability to hold these securities to maturity.

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

        Gross loans, excluding loans held-for-sale, represented 60% of total assets at June 30, 2013 and June 30, 2012, and 48% of total assets at December 31, 2012. Gross loans, excluding loans held-for-sale, represented 61% and 57% of total assets, excluding the short-term deposits at the Federal

Reserve Bank offsetting the short-term demand deposits from one customer at June 30, 2013 and December 31, 2012, respectively. The ratio of loans to deposits decreased to 70.81% at June 30, 2013 from 72.37% at June 30, 2012 and increased from 54.91% at December 31, 2012. The loan to deposit ratio was 71.84% and 67.27%, excluding the short-term demand deposits from one customer at June 30, 2013 and December 31, 2012, respectively.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2013		June 30, 2012		December 31, 2012
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$383,068	46%	$384,260	48%	$375,469	46%
Real estate:
Commercial and residential	370,620	44%	333,048	42%	354,934	44%
Land and construction	26,705	3%	19,822	2%	22,352	3%
Home equity	48,667	6%	47,813	6%	43,865	5%
Consumer	13,097	1%	13,024	2%	15,714	2%

Total loans	842,157	100%	797,967	100%	812,334	100%
Deferred loan (fees) costs, net	(207)	—	139	—	(21)	—

Loans, including deferred fees and costs	841,950	100%	798,106	100%	812,313	100%

Allowance for loan losses	(19,342)		(20,023)		(19,027)

Loans, net	$822,608		$778,083		$793,286

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the balance in land development and construction and home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 53% of its gross loans were secured by real property at June 30, 2013, compared to 50% at June 30, 2012, and 52% at December 31, 2012. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender

Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the first three months and the first six months of 2013, loans were sold resulting in a gain on sale of SBA loans of $134,000 and $270,000 respectively.

        As of June 30, 2013, commercial and residential real estate mortgage loans of $370.6 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at June 30, 2013 consist of $187.1 million, or 50%, of commercial owner occupied properties, $182.7 million, or 49%, of commercial investment properties, and $768,000, or 1% in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans increased $6.9 million to $26.7 million, at June 30, 2013, from $19.8 million, at June 30, 2012, and increased $4.3 million from $22.4 million, at December 31, 2012.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $27.5 million and $45.8 million at June 30, 2013, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of June 30, 2013. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2013, approximately 62% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$274,946	$40,802	$67,320	$383,068
Real estate:
Commercial and residential	90,513	171,767	108,340	370,620
Land and construction	26,205	500	—	26,705
Home equity	45,855	1,534	1,278	48,667
Consumer	12,310	702	85	13,097

Loans	$449,829	$215,305	$177,023	$842,157

Loans with variable interest rates	$398,315	$56,432	$71,297	$526,044
Loans with fixed interest rates	51,514	158,873	105,726	316,113

Loans	$449,829	$215,305	$177,023	$842,157

Loan Servicing

        As of June 30, 2013 and 2012, $143.1 million and $160.6 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning of period balance	$670	$730	$709	$792
Additions	29	106	58	115
Amortization	(68)	(56)	(136)	(127)

End of period balance	$631	$780	$631	$780

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2013 and 2012, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning of period balance	$1,777	$2,113	$1,786	$2,094
Unrealized holding gain (loss)	(51)	27	(60)	46

End of period balance	$1,726	$2,140	$1,726	$2,140

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	June 30,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Nonaccrual loans—held-for-sale	$—	$177	$—
Nonaccrual loans—held-for-investment	13,868	12,890	17,335
Restructured and loans over 90 days past due and still accruing	510	1,665	859

Total nonperforming loans	14,378	14,732	18,194
Foreclosed assets	659	3,098	1,270

Total nonperforming assets	$15,037	$17,830	$19,464

Nonperforming assets as a percentage of loans plus other real estate owned plus nonaccrual loans held-for-sale plus foreclosed assets	1.78%	2.22%	2.39%
Nonperforming assets as a percentage of total assets	1.07%	1.35%	1.15%

        Nonperforming assets were $15.0 million, or 1.07% of total assets, at June 30, 2013, compared to $17.8 million, or 1.35% of total assets at June 30, 2012, and $19.5 million, or 1.15% of total assets at December 31, 2012. Nonperforming assets to total assets were 1.09% at June 30, 2013 and 1.37% at December 31, 2012, excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits from one customer. Included in total nonperforming assets were foreclosed assets of $659,000 at June 30, 2013, compared to $3.1 million at June 30, 2012, and $1.3 million at December 31, 2012.

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $23.8 million at June 30, 2013, $54.9 million at June 30, 2012, and $36.8 million at December 31, 2012. Included in classified assets at June 30, 2012 were $177,000 of loans held-for-sale. There were no loans held-for-sale included in classified assets at June 30, 2013 and December 31, 2012. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses. Reducing classified assets will continue to be a focus for executive management, the lending staff and the Company's Special Assets Department.

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended June 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,455	$6,770	$117	$19,342
Charge-offs	(119)	(56)	—	(175)
Recoveries	188	257	—	445

Net recoveries	69	201	—	270
Provision (credit) for loan losses	287	(583)	26	(270)

Balance, end of period	$12,811	$6,388	$143	$19,342

RATIOS:
Net recoveries to average loans(1)	0.03%	0.10%	0.00%	0.13%
Allowance for loan losses to total loans(1)	1.52%	0.76%	0.02%	2.30%
Allowance for loan losses to nonperforming loans	89.10%	44.43%	0.99%	134.52%

	Three Months Ended June 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,734	$6,409	$163	$20,306
Charge-offs	(1,280)	(101)	—	(1,381)
Recoveries	60	223	—	283

Net (charge-offs) recoveries	(1,220)	122	—	(1,098)
Provision (credit) for loan losses	864	8	(57)	815

Balance, end of period	$13,378	$6,539	$106	$20,023

RATIOS:
Net charge-offs (recoveries) to average loans(1)	0.62%	-0.06%	0.00%	0.56%
Allowance for loan losses to total loans(1)	1.68%	0.82%	0.01%	2.51%
Allowance for loan losses to nonperforming loans	90.81%	44.39%	0.72%	135.92%

(1)
Average loans and total loans exclude loans held-for-sale.

	Six Months Ended June 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(959)	(56)	—	(1,015)
Recoveries	1,338	262	—	1,600

Net recoveries	379	206	—	585
Provision (credit) for loan losses	(434)	148	16	(270)

Balance, end of period	$12,811	$6,388	$143	$19,342

RATIOS:
Net recoveries to average loans(1)	0.10%	0.05%	0.00%	0.15%
Allowance for loan losses to total loans(1)	1.52%	0.76%	0.02%	2.30%
Allowance for loan losses to nonperforming loans	89.10%	44.43%	0.99%	134.52%

	Six Months Ended June 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(2,190)	(146)	—	(2,336)
Recoveries	521	223	—	744

Net (charge-offs) recoveries	(1,669)	77	—	(1,592)
Provision (credit) for loan losses	1,832	(876)	(41)	915

Balance, end of period	$13,378	$6,539	$106	$20,023

RATIOS:
Net charge-offs (recoveries) to average loans(1)	0.44%	-0.02%	0.00%	0.41%
Allowance for loan losses to total loans(1)	1.68%	0.82%	0.01%	2.51%
Allowance for loan losses to nonperforming loans	90.81%	44.39%	0.72%	135.92%

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

Allocation of Allowance for Loan Losses

	June 30,
	2013		2012		December 31, 2012
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$12,811	46%	$13,378	48%	$12,866	46%
Real estate:
Commercial and residential	4,949	44%	5,492	42%	4,609	44%
Land and construction	280	3%	478	2%	399	3%
Home equity	1,159	6%	569	6%	1,026	5%
Consumer	143	1%	106	2%	127	2%

Total	$19,342	100%	$20,023	100%	$19,027	100%

        The allowance for loan losses totaled $19.3 million, or 2.30% of total loans at June 30, 2013, compared to $20.0 million, or 2.51% of total loans at June 30, 2012, and $19.0 million, or 2.34% of total loans at December 31, 2012. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net recoveries of $270,000, or 0.13% of average loans, for the second quarter of 2013, compared to net charge-offs of $1.1 million, or 0.56% of average loans, for the second quarter of 2012, and net charge-offs of $766,000, or 0.38% of average loans, for the fourth quarter of 2012. The allowance for loan losses related to the commercial portfolio decreased $55,000 at June 30, 2013 from December 31, 2012, as a result of a credit to the provision for loan losses of $434,000 and net recoveries of $379,000. The decrease in the allowance for loan losses was primarily due to improved risk grading and credit metrics on commercial loans, as well as a decline in historical charge-off levels. The allowance for loan losses related to the real estate portfolio increased $354,000 at June 30, 2013 from December 31, 2012, as a result of a provision for loan losses of $148,000 and net recoveries of $206,000. The increase in the allowance for loan losses was primarily due to an increase in the allowance for loan losses on impaired real estate loans, partially offset by improved risk grading and credit metrics on non-impaired real estate loans, as well as a decline in historical charge-off levels.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2013		June 30, 2012		December 31, 2012
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$407,516	34%	$367,937	33%	$727,684	49%
Demand, interest-bearing	171,027	14%	148,777	13%	155,951	10%
Savings and money market	295,336	25%	290,867	26%	272,047	18%
Time deposits—under $100	23,062	2%	28,009	3%	25,157	2%
Time deposits—$100 and over	197,718	17%	164,056	15%	190,502	13%
Time deposits—brokered	76,800	6%	97,680	9%	97,807	7%
CDARS—money market and time deposits	17,580	2%	5,427	1%	10,220	1%

Total deposits	$1,189,039	100%	$1,102,753	100%	$1,479,368	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. Less than 9% of deposits at June 30, 2013, 5% at June 30, 2012, and 6% at December 31, 2012 were from public sources.

        Deposits totaled $1.19 billion at June 30, 2013, compared to $1.10 billion at June 30, 2012, and $1.48 billion at December 31, 2012. Late in the fourth quarter of 2012, the Company received short-term demand deposits in the amount of $467.5 million from one customer for specific transactions. Of this amount, $195.6 million was subsequently withdrawn, for a net outstanding balance of $271.9 million at December 31, 2012. The outstanding balance of the short-term demand deposits was $17.0 million at June 30, 2013. Total deposits, excluding brokered deposits and short-term demand deposits from one customer of $17.0 million at June 30, 2013 and $271. 9 million at December 31, 2012, were $1.10 billion at June 30, 2013, compared to $1.01 billion at June 30, 2012, and $1.11 billion at December 31, 2012.

        Noninterest-bearing demand deposits (excluding the short-term demand deposits from one customer) increased $22.6 million, or 6%, to $390.5 million at June 30, 2013, from $367.9 million at June 30, 2012, and decreased $65.3 million, or 14%, from $455.8 million at December 31, 2012. At June 30, 2013, the Company had $108.4 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At June 30, 2012, the Company had $56.8 million of securities pledged for $50.0 million in certificates of deposits from the State of California. At December 31, 2012, the Company had $95.3 million (at fair value) of securities pledged for $85.0 million in certificates of deposits from the State of California. At June 30, 2013, brokered deposits decreased $20.9 million, or 21%, to $76.8 million, compared to $97.7 million at June 30, 2012, and decreased $21.0 million, or 21%, from $97.8 million at December 31, 2012.

        CDARS deposits were comprised of $9.0 million of money market accounts and $8.6 million of time deposits at June 30, 2013. All of the $5.4 million of CDARS deposits at June 30, 2012 were time deposits. CDARS deposits were comprised of $5.0 million of money market accounts and $5.2 million of time deposits at December 31, 2012.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS time deposits and brokered deposits as of June 30, 2013:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$121,316	43%
Over three months through six months	61,412	22%
Over six months through twelve months	54,197	19%
Over twelve months	46,227	16%

Total	$283,152	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Annualized return on average assets	0.82%	0.81%	0.71%	0.72%
Annualized return on average tangible assets	0.82%	0.81%	0.71%	0.72%
Annualized return on average equity	6.53%	6.61%	5.88%	5.44%
Annualized return on average tangible equity	6.60%	6.71%	5.94%	5.52%
Average equity to average assets ratio	12.49%	12.23%	12.12%	13.29%

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $349.4 million at June 30, 2013, compared to $298.9 million at June 30, 2012 and $308.9 million at December 31, 2012. Unused commitments represented 41%, 37%, and 38% of outstanding gross loans at June 30, 2013 and 2012, and December 31, 2012, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	June 30,
	2013		2012		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$5,683	$330,870	$15,375	$272,191	$8,410	$291,191
Standby letters of credit	2,775	10,030	2,200	9,103	2,200	7,051

	$8,458	$340,900	$17,575	$281,294	$10,610	$298,242

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 70.81% at June 30, 2013, compared to 72.37% at June 30, 2012, and 54.91% at December 31, 2012. The loan to deposit ratio was 71.84% at June 30, 2013 and 67.27% at December 31, 2012, excluding the $17.0 million and $271.9 million, respectively, of short-term demand deposits from one customer.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at June 30, 2013, June 30, 2012 and December 31, 2012. The Company had $228.8 million of loans pledged to the FHLB as collateral on an available line of credit of $112.5 million at June 30, 2013.

        The Company can also borrow from FRB's discount window. The Company had $223.9 million of loans pledged to the FRB as collateral on an available line of credit of $162.6 million at June 30, 2013, none of which was outstanding.

        At June 30, 2013, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at June 30, 2013, June 30, 2012, and December 31, 2012.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at June 30, 2013, June 30, 2012, and December 31, 2012.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Average balance year-to-date	$—	$1,582	$—
Average interest rate year-to-date	N/A	0.22%	N/A
Maximum month-end balance during the quarter	$—	$27,000	$—
Average rate at period-end	N/A	N/A	N/A

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

        In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as the Company and the Bank, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. The final rule:

  •
  Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, or were mutual holding companies as of May 19, 2010, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

  •
  Establishes new qualifying criteria for regulatory capital, including new limitations on the inclusion of deferred tax assets and mortgage servicing rights.

  •
  Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.

  •
  Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4% to 6%.

  •
  Retains the minimum total capital to risk-weighted assets ratio requirement of 8%.

  •
  Establishes a minimum leverage ratio requirement of 4%.

  •
  Retains the existing regulatory capital framework for 1-4 family residential mortgage exposures.

  •
  Permits banking organizations that are not subject to the advanced approaches rule, such as the Company and the Bank, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

  •
  Implements a new capital conservation buffer requirement for a banking organization to maintain a common equity capital ratio more than 2.5% above the minimum common equity Tier 1 capital, Tier 1 capital and total risk-based capital ratios in order to avoid limitations on capital distributions, including dividend payments, and certain discretionary bonus payments. The capital conservation buffer requirement will be phased in beginning on January 1, 2016 at 0.625% and will be fully phased in at 2.50% by January 1, 2019. A banking organization with a buffer of less than the required amount would be subject to increasingly stringent limitations on such distributions and payments as the buffer approaches zero. The new rule also generally prohibits a banking organization from making such distributions or payments during any quarter if its eligible retained income is negative and its capital conservation buffer ratio was 2.5% or less at the end of the previous quarter. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization's quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income.

  •
  Increases capital requirements for past-due loans, high volatility commercial real estate exposures, and certain short-term commitments and securitization exposures.

  •
  Expands the recognition of collateral and guarantors in determining risk-weighted assets.

  •
  Removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.

        Management is currently evaluating the provisions of the final rule and their expected impact on the Company and the Bank.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	June 30,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$166,820	$165,974	$157,947
Tier 2 Capital	13,885	13,033	13,254

Total risk-based capital	$180,705	$179,007	$171,201

Risk-weighted assets	$1,105,051	$1,035,545	$1,054,394
Average assets for capital purposes	$1,350,489	$1,302,189	$1,378,011

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	16.4%	17.3%	16.2%	10.00%	8.00%
Tier 1 risk-based capital	15.1%	16.0%	15.0%	6.00%	4.00%
Leverage(1)	12.4%	12.7%	11.5%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	June 30,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$158,552	$154,480	$147,742
Tier 2 Capital	13,911	13,024	13,262

Total risk-based capital	$172,463	$167,504	$161,004

Risk-weighted assets	$1,107,207	$1,034,804	$1,055,061
Average assets for capital purposes	$1,352,479	$1,301,471	$1,378,238

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	15.6%	16.2%	15.3%	10.00%	8.00%
Tier 1 risk-based capital	14.3%	14.9%	14.0%	6.00%	4.00%
Leverage(1)	11.7%	11.9%	10.7%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        Due primarily to the redemption of the $14 million fixed-rate subordinated debt in the third quarter of 2012, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at June 30, 2013 decreased to 16.4%, 15.1%, and 12.4%, compared to 17.3%, 16.0%, and 12.7% at June 30, 2012, respectively. The Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio were 16.2%, 15.0%, and 11.5% at December 31, 2012, respectively. Due primarily to a distribution from HBC to HCC to provide cash of $15 million for the redemption of the fixed-rate subordinated debt in the third quarter of 2012, HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at June 30, 2013 decreased to 15.6%, 14.3%, and 11.7%, compared to 16.2%, 14.9%, and 11.9% at June 30, 2012, respectively. HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio were 15.3%, 14.0%, and 10.7% at December 31, 2012, respectively. At June 30, 2013, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        At June 30, 2013, the Company had total shareholders' equity of $167.6 million, including $19.5 million in preferred stock, $132.1 million in common stock, $20.7 million in retained earnings, and ($4.7) million of accumulated other comprehensive loss. The components of other comprehensive loss, net of taxes, at June 30, 2013 include the following: an unrealized loss on available-for-sale securities of ($507,000); the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $481,000; a liability adjustment on the supplemental executive retirement plan of ($3.3) million; a liability adjustment on the split dollar insurance contracts of ($2.4) million; and an unrealized gain on interest-only strip from SBA loans of $1.0 million.

Mandatory Redeemable Cumulative Trust Preferred Securities

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7.0 million principal amount of 10.875% fixed-rate subordinated debt due on March 8, 2030, and common securities of $217,000 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7.0 million principal amount of 10.60% fixed-rate subordinated debt due on September 7, 2030, and common securities of $206,000 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5.2 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4.1 million of aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. The subordinated debt is recorded as a component of long-term debt and includes the value of the common stock issued by the trusts to the Company. The common stock is recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier I capital. The subsidiary trusts are not consolidated in the Company's consolidated financial statements. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as Tier 1 capital for regulatory purposes. The trust preferred securities continued to be eligible for Tier 1 capital under Dodd-Frank for bank holding companies with less than $15 billion of assets.

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

        On June 5, 2013, the Company provided notice to the trustee that it intends to redeem the Company's Floating Rate Junior Subordinated Debentures due July 31, 2031 in the amount of $5 million issued to Heritage Statutory Trust II and the Company's Floating Rate Junior Subordinated Debentures due September 26, 2032, in the amount of $4 million issued to Heritage Statutory Trust III (collectively referred to as the "Floating-Rate Sub Debt"). The $5 million Floating-Rate Sub Debt was redeemed on July 31, 2013. The $4 million Floating-Rate Sub Debt will be redeemed on September 26, 2013. Additionally, the Company will pay its regularly scheduled interest payments on the Floating-Rate Sub Debt totaling approximately $90,000 on the respective redemption dates. The Company used available cash and proceeds from a $9 million distribution from the Bank for the redemption. The Company incurred a total charge of $167,000 in the second quarter of 2013, representing the agency origination fees associated with the Floating-Rate Sub Debt. On an annual basis, the redemption of the Floating-Rate Sub Debt will eliminate approximately $360,000 in interest expense.

        The Company's and HBC's June, 2013 regulatory capital ratios and pro forma capital ratios including the redemption of the $9 million Floating-Rate Sub Debt and the $9 million cash contribution from HBC are detailed in the tables below. The Company's and HBC's pro forma June 30, 2013 regulatory capital ratios all significantly exceed the well-capitalized requirements.

	Actual June 30, 2013	Pro Forma June 30, 2013 Excluding Sub Debt(1)	Well-Capitalized Regulatory Requirements
Heritage Commerce Corp:
Total risk-based capital ratio	16.4%	15.5%	10.0%
Tier 1 risk-based capital ratio	15.1%	14.3%	6.0%
Leverage ratio	12.4%	11.7%	N/A

(1)
Assumes redemption of $9 million Floating-Rate Sub Debt at June 30, 2013.

	Actual June 30, 2013	Pro Forma June 30, 2013 Excluding Sub Debt(2)	Well-Capitalized Regulatory Requirements
Heritage Bank of Commerce:
Total risk-based capital ratio	15.6%	14.8%	10.0%
Tier 1 risk-based capital ratio	14.3%	13.5%	6.0%
Leverage ratio	11.7%	11.1%	5.0%

(2)
Assumes HBC $9 million distribution at June 30, 2013.

U.S. Treasury Capital Purchase Program

        The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of its common stock to the Treasury through the U.S. Treasury Capital Purchase Program. The Series A Preferred Stock qualifies as a component of Tier 1 capital.

        On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve, the Company repurchased all of the Series A Preferred Stock and paid the related accrued and unpaid dividends. The repurchase of the Series A Preferred Stock will save $2.0 million in annual dividends. On June 12, 2013, the Company completed the repurchase of the common stock warrant for $140,000.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2013. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$10,687	21.7%
+300	$7,948	16.2%
+200	$5,140	10.4%
+100	$2,381	4.8%
0	$—	0.0%
-100	$(4,221)	-8.6%
-200	$(8,695)	-17.7%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the

effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2013. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of June 30, 2013, the period covered by this report on Form 10-Q.

        During the three and six months ended June 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 28, 2013)
4.1	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to the Registrant's Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
Date: August 7, 2013	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: August 7, 2013	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed July 23, 2010).
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 28, 2013)
4.1	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to the Registrant's Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith