Form 10-Q
period 2013-09-30
HERITAGE COMMERCE CORP
filed 2013-11-06
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

        The Registrant had 26,345,329 shares of Common Stock outstanding on October 30, 2013.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Assets
Cash and due from banks	$32,571	$16,520
Interest-bearing deposits in other financial institutions	9,327	357,045

Total cash and cash equivalents	41,898	373,565
Securities available-for-sale, at fair value	280,471	367,912
Securities held-to-maturity, at amortized cost (fair value of $80,505 at September 30, 2013 and $50,964 at December 31, 2012)	89,732	51,472
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	6,975	3,409
Loans, net of deferred fees	893,052	812,313
Allowance for loan losses	(19,342)	(19,027)

Loans, net	873,710	793,286
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,792	10,728
Company owned life insurance	49,598	48,358
Premises and equipment, net	7,390	7,469
Intangible assets	1,645	2,000
Accrued interest receivable and other assets	38,424	35,113

Total assets	$1,400,635	$1,693,312

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$409,269	$727,684
Demand, interest-bearing	178,783	155,951
Savings and money market	312,991	272,047
Time deposits—under $100	22,029	25,157
Time deposits—$100 and over	195,321	190,502
Time deposits—brokered	62,833	97,807
CDARS—money market and time deposits	14,311	10,220

Total deposits	1,195,537	1,479,368
Subordinated debt	—	9,279
Accrued interest payable and other liabilities	34,613	34,924

Total liabilities	1,230,150	1,523,571
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at September 30, 2013 and December 31, 2012 (liquidation preference of $21,004 at September 30, 2013 and December 31, 2012)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,341,021 shares issued and outstanding at September 30, 2013 and 26,322,147 shares issued and outstanding at December 31, 2012	132,298	131,820
Retained earnings	22,949	15,721
Accumulated other comprehensive (loss) income	(4,281)	2,681

Total shareholders' equity	170,485	169,741

Total liabilities and shareholders' equity	$1,400,635	$1,693,312

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$10,733	$10,146	$30,874	$30,754
Securities, taxable	2,247	2,681	7,107	8,753
Securities, non-taxable	436	5	1,042	5
Interest-bearing deposits in other financial institutions	42	30	140	95

Total interest income	13,458	12,862	39,163	39,607

Interest expense:
Deposits	575	690	1,796	2,144
Subordinated debt	51	346	229	1,293
Short-term borrowings	1	2	1	3

Total interest expense	627	1,038	2,026	3,440

Net interest income before provision for loan losses	12,831	11,824	37,137	36,167
Provision (credit) for loan losses	(534)	1,200	(804)	2,115

Net interest income after provision for loan losses	13,365	10,624	37,941	34,052

Noninterest income:
Service charges and fees on deposit accounts	645	575	1,840	1,766
Increase in cash surrender value of life insurance	414	434	1,240	1,292
Servicing income	331	429	1,081	1,336
Gain on sales of SBA loans	103	221	373	633
Gain on sales of securities	—	1,105	38	1,164
Other	245	184	744	570

Total noninterest income	1,738	2,948	5,316	6,761

Noninterest expense:
Salaries and employee benefits	5,772	5,336	17,647	16,380
Occupancy and equipment	986	1,041	3,082	3,004
Professional fees	602	587	1,984	2,268
Software subscriptions	381	275	966	878
Low income housing investment losses	320	264	930	795
Data processing	259	252	838	744
Insurance expense	255	198	763	645
FDIC deposit insurance premiums	200	248	666	675
Correspondent bank charges	170	156	513	455
Foreclosed assets, net	8	9	(242)	229
Subordinated debt redemption charges	—	601	167	601
Other	1,427	1,180	4,236	3,783

Total noninterest expense	10,380	10,147	31,550	30,457

Income before income taxes	4,723	3,425	11,707	10,356
Income tax expense	1,510	939	3,521	3,116

Net income	3,213	2,486	8,186	7,240
Dividends and discount accretion on preferred stock	—	—	—	(1,206)

Net income available to common shareholders	$3,213	$2,486	$8,186	$6,034

Earnings per common share:
Basic	$0.10	$0.08	$0.26	$0.19
Diluted	$0.10	$0.08	$0.26	$0.19
Dividends per share	$0.03	$—	$0.03	$—

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$3,213	$2,486	$8,186	$7,240
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities and I/O strips	675	3,045	(12,033)	6,814
Deferred income taxes	(284)	(1,279)	5,053	(2,862)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(14)	870	(42)	870
Deferred income taxes	6	(365)	18	(365)
Reclassification adjustment for gains realized in income	—	(1,105)	(38)	(1,164)
Deferred income taxes	—	464	16	489

Change in unrealized gains (losses) on securities and I/O strips, net of deferred income taxes	383	1,630	(7,026)	3,782

Change in net pension and other benefit plan liability adjustment	44	38	109	134
Deferred income taxes	(18)	(16)	(45)	(56)

Change in pension and other benefit plan liability, net of deferred income taxes	26	22	64	78

Other comprehensive income (loss)	409	1,652	(6,962)	3,860

Total comprehensive income	$3,622	$4,138	$1,224	$11,100

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Nine Months Ended September 30, 2013 and 2012
							Accumulated Other Comprehensive Income/ (Loss)
	Preferred Stock			Common Stock
						Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2012	61,004	$59,365	$(833)	26,295,001	$131,172	$7,172	$955	$197,831
Net income	—	—	—	—	—	7,240	—	7,240
Other comprehensive income	—	—	—	—	—	—	3,860	3,860
Repurchase of Series A preferred stock	(40,000)	(40,000)	—	—	—	—	—	(40,000)
Series A preferred stock capitalized offering costs	—	154	—	—	—	(154)	—	—
Issuance (forfeitures) of restricted stock awards, net	—	—	—	21,500	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	86	—	—	86
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(373)	—	(373)
Accretion of discount on Series A preferred stock	—	—	833	—	—	(833)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	340	—	—	340
Stock options exercised	—	—	—	3,683	17	—	—	17

Balance, September 30, 2012	21,004	$19,519	$—	26,320,184	$131,615	$13,052	$4,815	$169,001

Balance, January 1, 2013	21,004	$19,519	$—	26,322,147	$131,820	$15,721	$2,681	$169,741
Net income	—	—	—	—	—	8,186	—	8,186
Other comprehensive loss	—	—	—	—	—	—	(6,962)	(6,962)
Issuance of restricted stock awards	—	—	—	10,000	—	—	—	—
Repurchase of warrant	—	—	—	—	(140)	—	—	(140)
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	153	—	—	153
Stock option expense, net of forfeitures and taxes	—	—	—	—	430	—	—	430
Cash dividend declared on common stock, $0.03 per share	—	—	—	—	—	(958)	—	(958)
Stock options exercised	—	—	—	8,874	35	—	—	35

Balance, September 30, 2013	21,004	$19,519	$—	26,341,021	$132,298	$22,949	$(4,281)	$170,485

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,186	$7,240
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,894	1,781
Gain on sales of securities available-for-sale	(38)	(1,164)
Gain on sales of SBA loans	(373)	(633)
Proceeds from sale of SBA loans originated for sale	5,128	8,792
Net change in SBA loans originated for sale	(8,341)	(8,882)
Write-downs on other loans held-for-sale	—	87
Provision (credit) for loan losses	(804)	2,115
Increase in cash surrender value of life insurance	(1,240)	(1,292)
Depreciation and amortization	539	569
Amortization of intangible assets	355	368
Gains on sale of foreclosed assets, net	(231)	(135)
Stock option expense, net	430	340
Amortization of restricted stock awards, net	153	86
Effect of changes in:
Accrued interest receivable and other assets	999	1,871
Accrued interest payable and other liabilities	1,395	481

Net cash provided by operating activities	8,052	11,624

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(8,334)	(148,107)
Purchase of securities held-to-maturity	(43,324)	(6,821)
Maturities/paydowns/calls of securities available-for-sale	55,206	82,766
Maturities/paydowns/calls of securities held-to-maturity	3,310	—
Proceeds from sale of securities available-for-sale	26,944	26,357
Net change in loans	(79,633)	(40,360)
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(64)	(976)
Purchase of premises and equipment	(460)	(216)
Proceeds from sale of foreclosed assets	809	574
Proceeds from sale of other loans transferred to held-for-sale	—	220
Purchases of company owned life insurance	—	(249)

Net cash used in investing activities	(45,546)	(86,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(283,831)	88,605
Repurchase of warrant	(140)	—
Repayment of preferred stock	—	(40,000)
Redemption of subordinated debt	(9,279)	(14,423)
Payment of cash dividends—Series A preferred stock	—	(373)
Payment of cash dividends—common stock	(958)	—
Exercise of stock options	35	17

Net cash provided by (used in) financing activities	(294,173)	33,826

Net decrease in cash and cash equivalents	(331,667)	(41,362)
Cash and cash equivalents, beginning of period	373,565	72,872

Cash and cash equivalents, end of period	$41,898	$31,510

Supplemental disclosures of cash flow information:
Interest paid	$2,110	$3,927
Income taxes paid	3,365	2,230
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$1,901	$9,353
Loans transferred to foreclosed assets	33	1,973
Transfer securities from available-for-sale to held-to-maturity	—	15,498
Transfer of loans held-for-sale to loan portfolio	20	87

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce (the "Bank" or "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2012. The Company also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III, which were Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. During the third quarter of 2012 the Company dissolved the Heritage Statutory Trust I and the Heritage Capital Trust I. During the third quarter of 2013 the Company dissolved the Heritage Statutory Trust II and the Heritage Commerce Corp Statutory Trust III.

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

        The results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2013.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In February 2013, the FASB issued an accounting standards update with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. GAAP, the update requires an entity to report the effect of these

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

1) Basis of Presentation (Continued)

reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes. For AOCI items that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. This update is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2012, or the first quarter of 2013 for calendar year-end companies, and is required to be applied prospectively. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition, but the additional disclosures are included in Note 3.

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is convertible into 5,601,000 shares of common stock when transferred in accordance with its terms. The Series C Preferred Stock participate in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrant, using the treasury stock method. The common stock warrant was antidilutive for the nine months ended September 30, 2013 and for the three months and nine months ended September 30, 2012. The Company repurchased the warrant for $140,000 in the second quarter of 2013. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income available to common shareholders	$3,213	$2,486	$8,186	$6,034
Less: net income allocated to Series C Preferred Stock	563	436	1,436	1,059

Net income allocated to common shareholders	$2,650	$2,050	$6,750	$4,975

Weighted average common shares outstanding for basic earnings per common share	26,340,080	26,312,263	26,335,222	26,297,359
Dilutive effect of stock options oustanding, using the the treasury stock method	46,969	30,776	46,742	27,096

Shares used in computing diluted earnings per common share	26,387,049	26,343,039	26,381,965	26,324,455

Basic earnings per share	$0.10	$0.08	$0.26	$0.19
Diluted earnings per share	$0.10	$0.08	$0.26	$0.19

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Three Months Ended September 30, 2013 and 2012
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance July 1, 2013, net of taxes	$494	$481	$(5,665)	$(4,690)
Other comprehensive income (loss) before reclassification, net of taxes	391	—	(16)	375
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	42	34

Net current period other comprensive income (loss), net of taxes	391	(8)	26	409

Ending balance September 30, 2013, net of taxes	$885	$473	$(5,639)	$(4,281)

Beginning balance July 1, 2012, net of taxes	$8,362	$—	$(5,199)	$3,163
Other comprehensive income (loss) before reclassification, net of taxes	1,766	—	(19)	1,747
Amounts reclassified from other comprehensive income (loss), net of taxes	(641)	505	41	(95)

Net current period other comprensive income, net of taxes	1,125	505	22	1,652

Ending balance September 30, 2012, net of taxes	$9,487	$505	$(5,177)	$4,815

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI") (Continued)

	For the Nine Months Ended September 30, 2013 and 2012
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2013, net of taxes	$7,887	$497	$(5,703)	$2,681
Other comprehensive (loss) before reclassification, net of taxes	(6,980)	—	(63)	(7,043)
Amounts reclassified from other comprehensive income (loss), net of taxes	(22)	(24)	127	81

Net current period other comprensive income (loss), net of taxes	(7,002)	(24)	64	(6,962)

Ending balance September 30, 2013, net of taxes	$885	$473	$(5,639)	$(4,281)

Beginning balance January 1, 2012, net of taxes	$6,210	$—	$(5,255)	$955
Other comprehensive income (loss) before reclassification, net of taxes	3,952	—	(44)	3,908
Amounts reclassified from other comprehensive income (loss), net of taxes	(675)	505	122	(48)

Net current period other comprensive income, net of taxes	3,277	505	78	3,860

Ending balance September 30, 2012, net of taxes	$9,487	$505	$(5,177)	$4,815

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Three Months Ended September 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2013	2012
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$—	$1,105	Realized gains on sale of securities
	—	(464)	Income tax expense

	—	641	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	14	(870)	Interest income on taxable securities
	(6)	365	Income tax expense

	8	(505)	Net of tax

Amortization of defined benefit pension plan items(2)
Prior service cost	—	(7)
Actuarial losses	(73)	(63)

	(73)	(70)	Income before income tax
	31	29	Income tax expense

	(42)	(41)	Net of tax

Total reclassification for the period	$(34)	$95

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 7—Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Nine Months Ended September 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2013	2012
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$38	$1,164	Realized gains on sale of securities
	(16)	(489)	Income tax expense

	22	675	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	42	(870)	Interest income on taxable securities
	(18)	365	Income tax expense

	24	(505)	Net of tax

Amortization of defined benefit pension plan items(2)
Prior service cost	—	(21)
Actuarial losses	(219)	(189)

	(219)	(210)	Income before income tax
	92	88	Income tax expense

	(127)	(122)	Net of tax

Total reclassification for the period	$(81)	$48

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 7—Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at September 30, 2013 and December 31, 2012 were as follows:

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$210,728	$4,193	$(2,407)	$212,514
Corporate bonds	49,040	446	(1,739)	47,747
Trust preferred securities	20,829	75	(694)	20,210

Total	$280,597	$4,714	$(4,840)	$280,471

Securities held-to-maturity:
Agency mortgage-backed securities	$13,229	$—	$(316)	$12,913
Municipals—tax exempt	76,503	82	(8,993)	67,592

Total	$89,732	$82	$(9,309)	$80,505

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$281,598	$9,668	$(22)	$291,244
Corporate bonds	53,739	1,849	—	55,588
Trust preferred securities	20,769	375	(64)	21,080

Total	$356,106	$11,892	$(86)	$367,912

Securities held-to-maturity:
Agency mortgage-backed securities	$16,659	$2	$(177)	$16,484
Municipals—tax exempt	34,813	80	(413)	34,480

Total	$51,472	$82	$(590)	$50,964

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

4) Securities (Continued)

        Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$62,034	$(2,254)	$2,731	$(153)	$64,765	$(2,407)
Corporate bonds	35,744	(1,739)	—	—	35,744	(1,739)
Trust preferred securities	14,306	(694)	—	—	14,306	(694)

Total	$112,084	$(4,687)	$2,731	$(153)	$114,815	$(4,840)

Securities held-to-maturity:
Agency mortgage-backed securities	$4,380	$(145)	$8,213	$(172)	$12,593	$(317)
Municipals—Tax Exempt	59,680	(8,992)	—	—	59,680	(8,992)

Total	$64,060	$(9,137)	$8,213	$(172)	$72,273	$(9,309)

	Less Than 12 Months		12 Months or More		Total
December 31, 2012	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$6,226	$(22)	$—	$—	$6,226	$(22)
Trust preferred securities	5,705	(64)	—	—	5,705	(64)

Total	$11,931	$(86)	$—	$—	$11,931	$(86)

Securities held-to-maturity:
Agency mortgage-backed securities	$15,789	$(177)	$—	$—	$15,789	$(177)
Municipals—Tax Exempt	21,985	(413)	—	—	21,985	(413)

Total	$37,774	$(590)	$—	$—	$37,774	$(590)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At September 30, 2013, the Company held 380 securities (160 available for sale and 220 held to maturity), of which 237 had fair values below amortized cost. Unrealized losses were due to higher interest rates. At September 30, 2013, there were $2.7 million of agency mortgage-backed securities available-for-sale, and $8.2 million of agency mortgage-backed securities held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $325,000 at September 30, 2013. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The Company does not consider these securities to be other than temporarily impaired at September 30, 2013.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

4) Securities (Continued)

        At December 31, 2012, the Company held 269 securities (168 available-for-sale and 101 held-to-maturity), of which 70 had fair values below amortized cost. No securities had been carried with an unrealized loss for over 12 months. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Proceeds	$—	$24,077	$26,944	$26,357
Gross gains	—	1,105	310	1,164
Gross losses	—	—	(272)	—

        The amortized cost and estimated fair values of securities as of September 30, 2013, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$2,028	$2,124
Due after five through ten years	47,012	45,623
Due after ten years	20,829	20,210
Agency mortgage-backed securities	210,728	212,514

Total	$280,597	$280,471

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after five through ten years	$2,751	$2,658
Due after ten years	73,752	64,935
Agency mortgage-backed securities	13,229	12,912

Total	$89,732	$80,505

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

5) Loans

        Loans were as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$410,933	$375,469
Real estate:
Commercial and residential	387,777	354,934
Land and construction	30,780	22,352
Home equity	50,100	43,865
Consumer	13,712	15,714

Loans	893,302	812,334
Deferred loan origination fees, net	(250)	(21)

Loans, net of deferred fees	893,052	812,313
Allowance for loan losses	(19,342)	(19,027)

Loans, net	$873,710	$793,286

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended September 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,811	$6,388	$143	$19,342
Charge-offs	(254)	(40)	—	(294)
Recoveries	820	7	1	828

Net (charge-offs)/recoveries	566	(33)	1	534
Provision (credit) for loan losses	(10)	(461)	(63)	(534)

Balance, end of period	$13,367	$5,894	$81	$19,342

	Three Months Ended September 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,378	$6,539	$106	$20,023
Charge-offs	(916)	(1,334)	—	(2,250)
Recoveries	149	2	—	151

Net (charge-offs)/recoveries	(767)	(1,332)	—	(2,099)
Provision (credit) for loan losses	661	525	14	1,200

Balance, end of period	$13,272	$5,732	$120	$19,124

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

5) Loans (Continued)

	Nine Months Ended September 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(1,213)	(96)	—	(1,309)
Recoveries	2,158	269	1	2,428

Net (charge-offs)/recoveries	945	173	1	1,119
Provision (credit) for loan losses	(444)	(313)	(47)	(804)

Balance, end of period	$13,367	$5,894	$81	$19,342

	Nine Months Ended September 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(3,106)	(1,480)	—	(4,586)
Recoveries	670	225	—	895

Net (charge-offs)/recoveries	(2,436)	(1,255)	—	(3,691)
Provision (credit) for loan losses	2,493	(351)	(27)	2,115

Balance, end of period	$13,272	$5,732	$120	$19,124

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	September 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,426	$827	$25	$3,278
Collectively evaluated for impairment	10,941	5,067	56	16,064

Total allowance balance	$13,367	$5,894	$81	$19,342

Loans:
Individually evaluated for impairment	$5,736	$9,259	$132	$15,127
Collectively evaluated for impairment	405,197	459,398	13,580	878,175

Total loan balance	$410,933	$468,657	$13,712	$893,302

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

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

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of September 30, 2013 and December 31, 2012. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$682	$598	$—	$7,829	$6,978	$—
Real estate:
Commercial and residential	3,452	3,452	—	2,755	2,741	—
Land and construction	1,794	1,794	—	2,310	2,223	—
Home Equity	2,059	2,059	—	2,141	2,141	—

Total with no related allowance recorded	7,987	7,903	—	15,035	14,083	—
With an allowance recorded:
Commercial	5,207	5,138	2,426	3,678	3,182	1,963
Real estate:
Commercial and residential	1,543	1,543	463	3,183	1,937	465
Land and construction	55	55	8	—	—	—
Home Equity	356	356	356	295	295	295
Consumer	132	132	25	147	147	17

Total with an allowance recorded	7,293	7,224	3,278	7,303	5,561	2,740

Total	$15,280	$15,127	$3,278	$22,338	$19,644	$2,740

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

5) Loans (Continued)

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended September 30, 2013
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$5,539	$5,032	$1,989	$2,393	$133	$15,086
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Three Months Ended September 30, 2012
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$11,138	$3,329	$2,228	$546	$156	$17,397
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2013
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$7,342	$5,061	$2,095	$2,414	$138	$17,050
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2012
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$11,294	$3,051	$2,615	$281	$83	$17,324
Interest income during impairment	$—	$1	$14	$—	$—	$15
Cash-basis interest earned	$—	$1	$14	$—	$—	$15

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

5) Loans (Continued)

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	September 30,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$14,615	$17,396	$17,335
Restructured and loans over 90 days past due and still accruing	502	1,722	859

Total nonperforming loans	$15,117	$19,118	$18,194

Other restructured loans	$10	$704	$1,450
Impaired loans, excluding loans held-for-sale	$15,127	$19,822	$19,644

        The following table presents the nonperforming loans by class as of September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$5,224	$502	$5,726	$7,852	$859	$8,711
Real estate:
Commercial and residential	4,995	—	4,995	4,676	—	4,676
Land and construction	1,849	—	1,849	2,223	—	2,223
Home equity	2,415	—	2,415	2,437	—	2,437
Consumer	132	—	132	147	—	147

Total	$14,615	$502	$15,117	$17,335	$859	$18,194

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

5) Loans (Continued)

        The following table presents the aging of past due loans as of September 30, 2013 by class of loans:

	September 30, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,098	$716	$2,690	$4,504	$406,429	$410,933
Real estate:
Commercial and residential	134	—	1,548	1,682	386,095	387,777
Land and construction	—	—	55	55	30,725	30,780
Home equity	—	—	447	447	49,653	50,100
Consumer	—		97	97	13,615	13,712

Total	$1,232	$716	$4,837	$6,785	$886,517	$893,302

        The following table presents the aging of past due loans as of December 31, 2012 by class of loans:

	December 31, 2012
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,699	$355	$5,120	$7,174	$368,295	$375,469
Real estate:
Commercial and residential	1,603	—	3,290	4,893	350,041	354,934
Land and construction	—	—	78	78	22,274	22,352
Home equity	742	—	2,045	2,787	41,078	43,865
Consumer	—	—	—	—	15,714	15,714

Total	$4,044	$355	$10,533	$14,932	$797,402	$812,334

        Past due loans 30 days or greater totaled $6,785,000 and $14,932,000 at September 30, 2013 and December 31, 2012, respectively, of which $5,603,000 and $12,020,000 were on nonaccrual. At September 30, 2013, there were also $9,012,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2012, there were also $5,315,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at September 30, 2013 or December 31, 2012.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

5) Loans (Continued)

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at September 30, 2013 and December 31, 2012:

	September 30, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$396,102	$14,831	$410,933	$355,440	$20,029	$375,469
Real estate:
Commercial and residential	380,470	7,307	387,777	345,045	9,889	354,934
Land and construction	28,931	1,849	30,780	18,858	3,494	22,352
Home equity	47,364	2,736	50,100	41,187	2,678	43,865
Consumer	13,354	358	13,712	15,321	393	15,714

Total	$866,221	$27,081	$893,302	$775,851	$36,483	$812,334

        Classified loans in the table above are gross of Small Business Administration ("SBA") guarantees.

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        The recorded investment of troubled debt restructurings at September 30, 2013 was $2,045,000, which included $1,534,000 of nonaccrual loans and $511,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2012 was $4,107,000, which included $1,798,000 of nonaccrual loans and $2,309,000 of accruing loans. Approximately $722,000 and $1,152,000 in specific reserves were established with respect to these loans as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013 and December 31, 2012, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no new loans modified as troubled debt restructurings during the three month period ended September 30, 2013. The following table presents loans by class modified as troubled debt restructurings during the three month period ended September 30, 2012:

	During the Three Months Ended September 30, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Consumer	2	$91	$91

Total	2	$91	$91

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

5) Loans (Continued)

        The troubled debt restructurings described above increased the allowance for loan losses by $21,000 through the allocation of specific reserves, and resulted in no net charge-offs during the three month period ended September 30, 2012.

        There were no new loans modified as troubled debt restructurings during the nine month period ended September 30, 2013. The following table presents loans by class modified as troubled debt restructurings during the nine month period ended September 30, 2012:

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

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and nine month periods ended September 30, 2013 and 2012.

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

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards and the net operating loss carryforwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

6) Income Taxes (Continued)

realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

        The Company had net deferred tax assets of $23,673,000, and $19,264,000, at September 30, 2013, and December 31, 2012, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2013 and December 31, 2012 will be fully realized in future years.

7) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$303	$294	$909	$882
Interest cost	196	193	588	579
Amortization of prior service cost	—	7	—	21
Amortization of net actuarial loss	73	63	219	189

Net periodic benefit cost	$572	$557	$1,716	$1,671

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,717	$4,525
Interest cost	133	185
Actuarial gain	—	7

Projected benefit obligation at end of period	$4,850	$4,717

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

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

Series C Preferred Stock

        On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is mandatorily convertible into 5,601,000 shares of common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is not redeemable by the Company or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to the Company's common stock.

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

September 30, 2013

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2013:
Available-for-sale securities:
Agency mortgage-backed securities	$212,514	—	$212,514	—
Corporate bonds	47,747	—	47,747	—
Trust preferred securities	20,210	—	20,210	—
I/O strip receivables	1,647	—	1,647	—
Assets at December 31, 2012:
Available-for-sale securities:
Agency mortgage-backed securities	$291,244	—	$291,244	—
Corporate bonds	55,588	—	55,588	—
Trust preferred securities	21,080	—	21,080	—
I/O strip receivables	1,786		1,786	—

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

September 30, 2013

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2013:
Impaired loans—held-for-investment:
Commercial	$3,012	—	—	$3,012
Real estate:
Commercial and residential	2,984	—	—	2,984
Land and construction	1,363	—	—	1,363
Consumer	107	—	—	107

	$7,466	—	—	$7,466

Foreclosed assets:
Commercial	$29	—	—	$29
Land and construction	602	—	—	602

	$631	—	—	$631

Assets at December 31, 2012:
Impaired loans—held-for-investment:
Commercial	$3,645	—	—	$3,645
Real estate:
Commercial and residential	3,674	—	—	3,674
Land and construction	1,723	—	—	1,723
Consumer	130	—	—	130

	$9,172	—	—	$9,172

Foreclosed assets:
Commercial	$83	—	—	$83
Land and construction	1,187	—	—	1,187

	$1,270	—	—	$1,270

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

9) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$10,744	$11,912
Book value of impaired loans held-for-investment carried at cost	4,383	7,732

Total impaired loans held-for-investment	$15,127	$19,644

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$10,744	$11,912
Specific valuation allowance	(3,278)	(2,740)

Impaired loans held-for-investment carried at fair value, net	$7,466	$9,172

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $15,127,000 at September 30, 2013, after partial charge-offs of $153,000 in the first nine months of 2013. In addition, these loans had a specific valuation allowance of $3,278,000 at September 30, 2013. Impaired loans held-for-investment totaling $10,744,000 at September 30, 2013 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $4,383,000 of impaired loans were carried at cost at September 30, 2013, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first nine months of 2013 on impaired loans held-for-investment carried at fair value at September 30, 2013 resulted in an additional provision for loan losses of $1,072,000.

        Foreclosed assets measured at fair value less costs to sell, had a carrying amount of $631,000, with no valuation allowance at September 30, 2013.

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

September 30, 2013

(Unaudited)

9) Fair Value (Continued)

        At December 31, 2012, foreclosed assets had a carrying amount of $1,270,000, with no valuation allowance at December 31, 2012.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$3,012	Market Approach	Discount adjustment for differences between comparable sales	2% to 3% (2%)
Real estate:
Commercial and residential	2,984	Market Approach	Discount adjustment for differences between comparable sales	1% to 15% (1%)
Land and construction	1,363	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Land and construction	602	Market Approach	Discount adjustment for differences between comparable sales	1% to 16% (7%)

	December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$3,645	Market Approach	Discount adjustment for differences between comparable sales	0% to 4% (1%)
Real estate:
Commercial and residential	3,674	Market Approach	Discount adjustment for differences between comparable sales	0% to 13% (1%)
Land and construction	1,723	Market Approach	Discount adjustment for differences between comparable sales	1% to 4% (2%)
Foreclosed assets:
Land and construction	1,187	Market Approach	Discount adjustment for differences between comparable sales	0% to 23% (6%)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

9) Fair Value (Continued)

        The Company obtains third party appraisals on its impaired loans held- for-investment and foreclosed assets to determine fair value. Generally, the third party appraisals apply the "market approach," which is a valuation technique that uses prices and other relevant information generated by market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral.

        The carrying amounts and estimated fair values of financial instruments at September 30, 2013 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$41,898	$41,898	$—	$—	$41,898
Securities available-for-sale	280,471	—	280,471	—	280,471
Securities held-to-maturity	89,732	—	80,505	—	80,505
Loans (including loans held-for-sale), net	880,685	—	6,975	868,811	875,786
FHLB and FRB stock	10,792	—	—	—	N/A
Accrued interest receivable	4,302	—	1,883	2,419	4,302
Loan servicing rights and I/O strips receivables	2,212	—	4,236	—	4,236
Liabilities:
Time deposits	$286,558	$—	$286,988	$—	$286,988
Other deposits	908,979	—	908,979	—	908,979
Accrued interest payable	193	—	193	—	193

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

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

September 30, 2013

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

10) Equity Plan

        The Company has maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The Equity Plan provides for the grant of incentive and non-qualified stock options and restricted stock. The Equity Plan provides that the option price for both incentive and non-qualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally, options vest over four years. All options expire no later than ten years from the date of grant. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan") for equity awards including stock options and restricted stock for directors, officers, and key employees. As of September 30, 2013, there were no equity awards issued and 1,750,000 shares available for issuance under the 2013 Plan.

        Stock option activity under the 2004 Plan is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,314,347	$12.90
Granted	272,050	$6.57
Exercised	(8,874)	$3.94
Forfeited or expired	(44,102)	$12.31

Outstanding at September 30, 2013	1,533,421	$11.84	5.8	$1,542,000

Vested or expected to vest	1,456,750		5.8	$1,465,000

Exercisable at September 30, 2013	1,066,878		4.5	$862,000

        As of September 30, 2013, there was $1,749,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2004 Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

        Restricted stock activity under the 2004 Plan is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2013	88,000	$5.74
Granted	10,000	$6.51
Vested	(40,000)	$5.16

Nonvested shares at September 30, 2013	58,000	$6.28

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

10) Equity Plan (Continued)

        As of September 30, 2013, there was $153,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2004 Plan. The cost is expected to be recognized over a weighted-average period of approximately 1 year.

11) Subordinated Debt

        The Company has supported its growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt issued to the trusts is senior to the outstanding shares of common stock and Series C Preferred Stock. As a result, payments must be made on the subordinated debt before any dividends can be paid on the common stock and Series C Preferred Stock. Under the terms of the subordinated debt, the Company may defer interest payments for up to five years. Interest payments on the subordinated notes payable to the Company's subsidiary grantor Trusts are deductible for tax purposes. The subordinated debt is not registered with the Securities and Exchange Commission. For regulatory reporting purposes, the subordinated debt qualified for Tier 1 capital treatment at September 30, 2012, and December 31, 2012.

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

        During the third quarter of 2013, the Company completed the redemption of its $9,000,000 floating-rate subordinated debt. The Company redeemed its Floating Rate Junior Subordinated Debentures due July 31, 2031 in the amount of $5,000,000 issued to Heritage Statutory Trust II and the Company's Floating Rate Junior Subordinated Debentures due September 26, 2032, in the amount of $4,000,000 issued to Heritage Statutory Trust III (collectively referred to as the "Floating Rate Sub Debt"). The Company used available cash and proceeds from a $9,000,000 distribution from the Bank for the redemption. The Company incurred a total charge of $167,000 in the second quarter of 2013, representing the agency origination fees associated with the Floating Rate Sub Debt.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2013

(Unaudited)

13) Subsequent Event

        On October 24, 2013, the Company announced that its Board of Directors declared a $0.03 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis). The dividend will be paid on November 25, 2013, to shareholders of record on November 7, 2013.

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2012. There are no changes to these policies as of September 30, 2013.

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

Performance Overview

        For the three months ended September 30, 2013, net income was $3.2 million, or $0.10 per average diluted common share, compared to $2.5 million, or $0.08 per average diluted common share, for the three months ended September 30, 2012. The Company's annualized return on average assets was 0.90% and annualized return on average equity was 7.58% for the third quarter of 2013, compared to 0.73% and 5.91%, respectively, a year ago.

        For the nine months ended September 30, 2013, net income available to common shareholders was $8.2 million, or $0.26 per average diluted common share, an increase from $6.0 million, or $0.19 per average diluted common share, for the nine months ended September 30, 2012. In the first quarter of 2012, the Company redeemed its $40 million of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") issued to the U.S. Treasury Department under the TARP Capital Purchase Program, and recorded the final payment for dividends and discount accretion on its Series A Preferred Stock, which totaled $1.2 million. The Company's annualized return on average assets was 0.78% and annualized return on average equity was 6.44% for the first nine months of 2013, compared to 0.72% and 5.59%, respectively, a year ago.

        Late in the fourth quarter of 2012, the Company received short-term demand deposits in the amount of $467.5 million from one customer for specific transactions. Of this amount, $195.6 million was subsequently withdrawn, for a net outstanding balance of $271.9 million at December 31, 2012. The outstanding balance of the short-term demand deposits was $144,000 at September 30, 2013. Because of the short-term nature of these funds, the excess liquidity was placed in low-interest earning deposits at The Federal Reserve Bank at December 31, 2012.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin increased 17 basis points to 3.94% for the third quarter of 2013, compared to 3.77% for the third quarter of 2012, primarily due to a lower cost of funds, higher yields on securities, and a higher average loan balance, partially offset by a lower yield on loans. The net interest margin decreased 8 basis points to 3.85% for the nine months ended September 30, 2013, compared to 3.93% for the nine months ended September 30, 2012, primarily as a result of a lower yield on loans, and a higher average balance of short-term deposits at the Federal Reserve Bank, partially offset by a higher average balance of loans and a lower cost of funds.

  •
  Net interest income increased 9% to $12.8 million for the third quarter of 2013, compared to $11.8 million for the third quarter of 2012, primarily due to a higher average volume of loans. For the nine months ended September 30, 2013, net interest income increased 3% to $37.1 million, compared to $36.2 million for the nine months ended September 30, 2012.

  •
  Asset quality and net recoveries for the first nine months of 2013 resulted in a credit to the provision for loan losses of $534,000 for the third quarter of 2013 and a credit to the provision for loan losses of $804,000 for the first nine months of 2013. The provision for loan losses was $1.2 million for the third quarter of 2012 and $2.1 million for the first nine months of 2012.

  •
  Noninterest income was $1.7 million for the third quarter of 2013, compared to $2.9 million for the third quarter of 2012. Noninterest income was $5.3 million for the first nine months of 2013, compared to $6.8 million for the first nine months of 2012. Noninterest income was lower in the third quarter and first nine months of 2013, compared to the same periods in 2012, primarily due to a lower gain on sales of securities. There was no gain on the sale of securities for the third quarter of 2013, and a $38,000 gain on sale of securities for the first nine months of 2013, compared to $1.1 million and $1.2 million, respectively, for the comparable periods a year ago.

  •
  Noninterest expense was $10.4 million for the third quarter of 2013, compared to $10.1 million for the third quarter of 2012. For the nine months ended September 30, 2013, noninterest expense was $31.6 million, compared to $30.5 million for the nine months ended September 30, 2012. The increase in noninterest expense for the third quarter and first nine months of 2013, compared to the same periods a year ago, was primarily due to increased salaries and employee benefits expense due to annual salary increases and hiring of additional lending relationship officers.

  •
  The efficiency ratio was 71.25% for the third quarter of 2013, compared to 68.69% for the third quarter of 2012. The efficiency ratio for the nine months ended September 30, 2013 was 74.32%, compared to 70.95% for the nine months ended September 30, 2012.

  •
  Income tax expense for the quarter ended September 30, 2013 was $1.5 million, compared to $939,000 for the third quarter of 2012. The effective tax rate for the third quarter of 2013 was 32%, compared to 27% for the third quarter of 2012. For the first nine months of 2013, income tax expense was $3.5 million, compared to $3.1 million for the first nine months of 2012. The effective tax rate for the nine months ended September 30, 2013 and 2012 was 30%.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale decreased 27% to $322.4 million at September 30, 2013, from $442.3 million at

    September 30, 2012, and decreased 57% from $741.5 million at December 31, 2012. Excluding the short term deposits at the Federal Reserve Bank offsetting the short term demand deposits from one customer of $271.9 million at December 31, 2012, total cash, Federal funds sold, interest bearing deposits in other financial institutions and securities available for sale was $469.6 million at December 31, 2012.

  •
  Securities held-to-maturity, at amortized cost, were $89.7 million at September 30, 2013, compared to $25.6 million at September 30, 2012, and $51.5 million at December 31, 2012.

  •
  Total loans, excluding loans held-for-sale, increased $93.7 million, or 12%, to $893.1 million at September 30, 2013, compared to $799.4 million at September 30, 2012, and increased $80.7 million, or 10%, from $812.3 million at December 31, 2012.

  •
  Nonperforming assets were $15.7 million, or 1.12% of total assets at September 30, 2013, compared to $22.0 million, or 1.62% of total assets at September 30, 2012, and $19.5 million, or 1.15% of total assets at December 31, 2012.

  •
  Classified assets, net of Small Business Administration ("SBA") guarantees, decreased 49% to $23.3 million at September 30, 2013 from $46.0 million at September 30, 2012, and decreased 37% from $36.8 million at December 31, 2012.

  •
  Net recoveries were $534,000 for the third quarter of 2013, compared to net charge-offs $2.1 million for the third quarter of 2012.

  •
  The allowance for loan losses at September 30, 2013 was $19.3 million, or 2.17% of total loans, representing 127.95% of nonperforming loans. The allowance for loan losses at September 30, 2012 was $19.1 million, or 2.39% of total loans, representing 100.03% of nonperforming loans. The allowance for loan losses at December 31, 2012 was $19.0 million, or 2.34% of total loans, representing 104.58% of nonperforming loans.

  •
  Deposits (excluding all time deposits, CDARS deposits, and the short term demand deposits from one customer of $271.9 million at December 31, 2012) increased to $901.0 million at September 30, 2013, an increase of $54.2 million, or 6% from $846.8 million at September 30, 2012, and increased $17.2 million, or 2%, from $883.8 million at December 31, 2012.

  •
  The ratio of noncore funding (which consists of time deposits—$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 19.45% at September 30, 2013, compared to 19.52% at September 30, 2012, and 17.63% at December 31, 2012. The ratio of noncore funding to total assets was 21.00% at December 31, 2012, excluding the short term deposits of $271.9 million at the Federal Reserve Bank offsetting the short term demand deposits from one customer.

  •
  The loan to deposit ratio was 74.70% at September 30, 2013, compared to 70.24% at September 30, 2012, and 54.91% at December 31, 2012. The loan to deposit ratio was 67.27% at December 31, 2012, excluding the $271.9 million of short-term demand deposits from one customer.

  •
  During the third quarter of 2013, the Company completed the redemption of its $9 million floating-rate subordinated debt, which will save approximately $360,000 of interest expense on an annual basis.

  •
  The Company announced it will pay a quarterly cash dividend of $0.03 per share in the fourth quarter of 2013 to holders of common stock and Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"), on an as converted basis.

  •
  Capital ratios exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at September 30, 2013:

Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce	Well-Capitalized Financial Institution Regulatory Guidelines
Total Risk-Based	15.2%	13.7%	10.0%
Tier 1 Risk-Based	14.0%	12.5%	6.0%
Leverage	11.5%	10.2%	5.0%

Deposits

        The composition and cost of the Company's deposit base are important in analyzing the Company's net interest margin and balance sheet liquidity characteristics. Except for brokered and State of California time deposits, the Company's depositors are generally located in its primary market area. Depending on loan demand and other funding requirements, the Company also obtains deposits from wholesale sources including deposit brokers. The Company had $62.8 million in brokered deposits at September 30, 2013, compared to $89.2 million at September 30, 2012, and $97.8 million at December 31, 2012. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators decreased to $13.6 million at September 30, 2013, compared to $29.2 million at September 30, 2012, and $21.4 million at December 31, 2012. Certificates of deposit from the State of California totaled $98.0 million at September 30, 2013, compared to $65.0 million at September 30, 2012, and $85.0 million at December 31, 2012. Total deposits at September 30, 2013 were $1.20 billion, compared to $1.14 billion at September 30, 2012 and $1.48 billion at December 31, 2012. Deposits (excluding all time deposits, CDARS deposits, and the short-term demand deposits from one customer of $271.9 million at December 31, 2012) increased to $901.0 million at September 30, 2013, an increase of $54.2 million, or 6% from $846.8 million at September 30, 2012, and increased $17.2 million, or 2%, from $883.8 million at December 31, 2012. The Company has a policy to monitor all deposits that may be sensitive to interest rate changes to help assure that liquidity risk does not become excessive due to concentrations.

        HBC is a member of the Certificate of Deposit Account Registry Service ("CDARS") program. The CDARS program allows customers with deposits in excess of FDIC insured limits to obtain coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through this program are considered brokered deposits under regulatory guidelines. Deposits in the CDARS program totaled $14.3 million at September 30, 2013, compared to $5.1 million at September 30, 2012, and $10.2 million at December 31, 2012.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At September 30, 2013, we had $41.9 million in cash and cash equivalents and approximately $409.7 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $233.6 million in unpledged securities available at September 30, 2013. Our loan to deposit ratio increased to 74.70% at September 30, 2013, compared to 70.24% at September 30, 2012, and increased from 54.91% at December 31, 2012. The loan to deposit ratio was 67.27% at December 31, 2012, excluding the short-term demand deposits of $271.9 million from one customer.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. Total loans, excluding loans held-for-sale, increased 12% to $893.1 million at September 30, 2013, from $799.4 million at September 30, 2012, and increased 10% from $812.3 million at December 31, 2012. The loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 46% of the total loan portfolio at September 30, 2013. Commercial and residential real estate loans accounted for 43% of the total loan portfolio at September 30, 2013, of which 51% were owner-occupied by businesses. Consumer and home equity loans accounted for 8% of the total loan portfolio, and land and construction loans accounted for the remaining 3% of the total loan portfolio at September 30, 2013. The yield on the loan portfolio was 4.85% for the third quarter of 2013, compared to 5.10% for the third quarter of 2012. The yield on the loan portfolio was 4.97% for the nine months ended September 30, 2013, compared to 5.25% for nine months ended September 30, 2012.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the third quarter of 2013 increased to $10.4 million, compared to $10.1 million for the same period in 2012. Noninterest expense for the first nine months of 2013 increased to $31.6 million, compared to $30.5 million for the first nine months of 2012. The increase in noninterest expense for the third quarter and first nine months of 2013, compared to the same periods a year ago, was primarily due to increased salaries and employee benefits expense due to annual salary increases and hiring of additional lending relationship officers.

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

        On June 21, 2010, HCC issued to various institutional investors 53,996 shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") for an aggregate purchase price of $75 million. The Series B Preferred Stock was mandatorily convertible into 5,601,000 shares of common stock upon approval by the shareholders at a conversion price of $3.75 per share. The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon both approval by the shareholders and, thereafter, a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. At the Company's Special Meeting of Shareholders held on September 15, 2010, its shareholders approved the issuance of common stock upon the conversion of the Series B Preferred Stock and upon the conversion of the Series C Preferred Stock as required by The NASDAQ Stock Market and California corporate law. As a result, on September 16, 2010, the Series B Preferred Stock was converted into 14,398,992 shares of common stock of HCC and the shares of Series B Preferred Stock ceased to be outstanding. The Series C Preferred Stock remains outstanding until it has been converted into common stock in accordance with its terms. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock.

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

        During the third quarter of 2012, the Company completed the redemption of $14 million fixed-rate subordinated debt, and during the third quarter of 2013, the Company completed the redemption of its remaining $9 million of floating-rate subordinated debt.

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

Distribution, Rate and Yield

	For the Three Months Ended September 30, 2013			For the Three Months Ended September 30, 2012
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$877,417	$10,733	4.85%	$791,585	$10,146	5.10%
Securities—taxable	310,460	2,247	2.87%	408,665	2,681	2.61%
Securities—tax exempt(2)	69,866	671	3.81%	1,182	8	2.69%
Federal funds sold and interest-bearing deposits in other financial institutions	58,294	42	0.29%	45,877	30	0.26%

Total interest earning assets(2)	1,316,037	13,693	4.13%	1,247,309	12,865	4.10%

Cash and due from banks	23,724			21,804
Premises and equipment, net	7,513			7,711
Intangible assets	1,716			2,201
Other assets	70,491			80,965

Total assets	$1,419,481			$1,359,990

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$418,657			$393,204
Demand, interest-bearing	169,233	57	0.13%	154,735	58	0.15%
Savings and money market	316,247	140	0.18%	291,251	143	0.20%
Time deposits—under $100	22,600	19	0.33%	27,463	32	0.46%
Time deposits—$100 and over	197,464	179	0.36%	158,898	230	0.58%
Time deposits—brokered	71,105	178	0.99%	94,375	225	0.95%
CDARS—money market and time deposits	16,372	2	0.05%	5,357	2	0.15%

Total interest-bearing deposits	793,021	575	0.29%	732,079	690	0.37%

Total deposits	1,211,678	575	0.19%	1,125,283	690	0.24%
Subordinated debt	4,819	51	4.20%	19,626	346	7.01%
Short-term borrowings	91	1	4.36%	1,731	2	0.46%

Total interest-bearing liabilities	797,931	627	0.31%	753,436	1,038	0.55%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,216,588	627	0.20%	1,146,640	1,038	0.36%
Other liabilities	34,639			45,943

Total liabilities	1,251,227			1,192,583
Shareholders' equity	168,254			167,407

Total liabilities and shareholders' equity	$1,419,481			$1,359,990

Net interest income(2) / margin		13,066	3.94%		11,827	3.77%
Less tax equivalent adjustment(2)		(235)			(3)

Net interest income		$12,831			$11,824

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

(2)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	For the Nine Months Ended September 30, 2013			For the Nine Months Ended September 30, 2012
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$831,328	$30,874	4.97%	$782,986	$30,754	5.25%
Securities—taxable	351,290	7,107	2.70%	398,944	8,753	2.93%
Securities—tax exempt(2)	56,405	1,603	3.80%	397	8	2.69%
Federal funds sold and interest-bearing deposits in other financial institutions	71,265	140	0.26%	47,785	95	0.27%

Total interest earning assets(2)	1,310,288	39,724	4.05%	1,230,112	39,610	4.30%

Cash and due from banks	23,313			21,329
Premises and equipment, net	7,548			7,843
Intangible assets	1,832			2,319
Other assets	68,803			73,073

Total assets	$1,411,784			$1,334,676

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$423,807			$370,278
Demand, interest-bearing	167,138	174	0.14%	148,407	168	0.15%
Savings and money market	293,801	384	0.17%	292,661	487	0.22%
Time deposits—under $100	23,488	62	0.35%	27,897	105	0.50%
Time deposits—$100 and over	194,185	577	0.40%	165,004	731	0.59%
Time deposits—brokered	81,352	594	0.98%	90,800	645	0.95%
CDARS—money market and time deposits	15,273	5	0.04%	5,839	8	0.18%

Total interest-bearing deposits	775,237	1,796	0.31%	730,608	2,144	0.39%

Total deposits	1,199,044	1,796	0.20%	1,100,886	2,144	0.26%
Subordinated debt	7,776	229	3.94%	22,334	1,293	7.73%
Short-term borrowings	148	1	0.90%	1,656	3	0.24%

Total interest-bearing liabilities	783,161	2,026	0.35%	754,598	3,440	0.61%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,206,968	2,026	0.22%	1,124,876	3,440	0.41%
Other liabilities	34,951			36,872

Total liabilities	1,241,919			1,161,748
Shareholders' equity	169,865			172,928

Total liabilities and shareholders' equity	$1,411,784			$1,334,676

Net interest income(2) / margin		37,698	3.85%		36,170	3.93%
Less tax equivalent adjustment(2)		(561)			(3)

Net interest income		$37,137			$36,167

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

	Three Months Ended September 30, 2013 vs. 2012 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$1,056	$(469)	$587
Securities—taxable	(709)	275	(434)
Securities—tax exempt(1)	660	3	663
Federal funds sold and interest-bearing deposits in other financial institutions	8	4	12

Total interest income from interest earnings assets(1)	1,015	(187)	828

Expense on interest-bearing liabilities:
Demand, interest-bearing	6	(7)	(1)
Savings and money market	8	(11)	(3)
Time deposits—under $100	(4)	(9)	(13)
Time deposits—$100 and over	35	(86)	(51)
Time deposits—brokered	(57)	10	(47)
CDARS—money market and time deposits	1	(1)	—
Subordinated debt	(157)	(138)	(295)
Short-term borrowings	(18)	17	(1)

Total interest expense on interest-bearing liabilities	(186)	(225)	(411)

Net interest income(1)	$1,201	$38	1,239

Less tax equivalent adjustment(1)			(232)

Net interest income			$1,007

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	Nine Months Ended September 30, 2013 vs. 2012 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$1,768	$(1,648)	$120
Securities—taxable	(949)	(697)	(1,646)
Securities—tax exempt(1)	1,592	3	1,595
Federal funds sold and interest-bearing deposits in other financial institutions	47	(2)	45

Total interest income from interest earnings assets(1)	2,458	(2,344)	114

Expense on interest-bearing liabilities:
Demand, interest-bearing	19	(13)	6
Savings and money market	12	(115)	(103)
Time deposits—under $100	(11)	(32)	(43)
Time deposits—$100 and over	83	(237)	(154)
Time deposits—brokered	(72)	21	(51)
CDARS—money market and time deposits	3	(6)	(3)
Subordinated debt	(429)	(635)	(1,064)
Short-term borrowings	(10)	8	(2)

Total interest expense on interest-bearing liabilities	(405)	(1,009)	(1,414)

Net interest income(1)	$2,863	$(1,335)	1,528

Less tax equivalent adjustment(1)			(558)

Net interest income			$970

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin, expressed as a percentage of average earning assets, increased 17 basis points to 3.94% for the third quarter of 2013, from 3.77% for the third quarter of 2012. The increase in the third quarter of 2013 was primarily due to a lower cost of funds, higher yields on securities, and a higher average loan balance, partially offset by a lower yield on loans. For the first nine months of 2013, the net interest margin decreased 8 basis points to 3.85%, compared to 3.93% for the first nine months of 2012, primarily due to a lower yield on loans, and a higher average balance of short-term deposits at the Federal Reserve Bank, partially offset by a higher average balance of loans and a lower cost of funds.

        Net interest income increased to $12.8 million for the third quarter of 2013, compared to $11.8 million for the third quarter of 2012, primarily due to a higher average volume of loans. For the nine months ended September 30, 2013, net interest income was $37.1 million, compared to $36.2 million for the nine months ended September 30, 2012.

        A substantial portion of the Company's earning assets are variable-rate loans that re-price when the Company's prime lending rate is changed, compared to a large base of core deposits that are generally slower to re- price. This causes the Company's balance sheet to be asset-sensitive, which means that all else being equal, the Company's net interest margin will be lower during periods when short-term interest rates are falling and higher when rates are rising.

Provision for Loan Losses

        Credit risk is inherent in the business of making loans. The Company establishes an allowance for loan losses through charges to earnings, which are presented in the statements of income as the provision for loan losses. Specifically identifiable and quantifiable known losses are promptly charged off against the allowance. The provision for loan losses is determined by conducting a quarterly evaluation of the adequacy of the Company's allowance for loan losses and charging the shortfall or excess, if any, to the current quarter's expense. This has the effect of creating variability in the amount and frequency of charges to the Company's earnings. The provision for loan losses and level of allowance for each period are dependent upon many factors, including loan growth, net charge-offs, changes in the composition of the loan portfolio, delinquencies, management's assessment of the quality of the loan portfolio, the valuation of problem loans and the general economic conditions in the Company's market area.

        Asset quality improvements and net recoveries in the first nine months of 2013 resulted in a credit to the provision for loan losses of $534,000 for the third quarter of 2013 and a credit to the provision for loan losses of $804,000 for the first nine months of 2013. The provision for loan losses was $1.2 million for the third quarter of 2012 and $2.1 million for the first nine months of 2012.

        The allowance for loan losses totaled $19.3 million, or 2.17% of total loans at September 30, 2013, compared to $19.1 million, or 2.39% of total loans at September 30, 2012, and $19.0 million, or 2.34% of total loans at December 31, 2012. The decrease in the allowance for loan losses to total loans at September 30, 2013, compared to September 30, 2012, was primarily due to improved risk grading and credit metrics, as well as a decline in historical charge-off levels. Net recoveries totaled $534,000 for the third quarter of 2013, compared to net charge-offs of $2.1 million for the third quarter of 2012. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2013 versus 2012
	2013	2012	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$645	$575	$70	12%
Increase in cash surrender value of life insurance	414	434	(20)	-5%
Servicing income	331	429	(98)	-23%
Gain on sales of SBA loans	103	221	(118)	-53%
Gain on sales of securities	—	1,105	(1,105)	-100%
Other	245	184	61	33%

Total noninterest income	$1,738	$2,948	$(1,210)	-41%

	For the Nine Months Ended September 30,		Increase (decrease) 2013 versus 2012
	2013	2012	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,840	$1,766	$74	4%
Increase in cash surrender value of life insurance	1,240	1,292	(52)	-4%
Servicing income	1,081	1,336	(255)	-19%
Gain on sales of SBA loans	373	633	(260)	-41%
Gain on sales of securities	38	1,164	(1,126)	-97%
Other	744	570	174	31%

Total noninterest income	$5,316	$6,761	$(1,445)	-21%

        Noninterest income was $1.7 million for the third quarter of 2013, compared to $2.9 million for the third quarter of 2012. For the first nine months of 2013, noninterest income was $5.3 million, compared to $6.8 million for the first nine months of 2012. Noninterest income was lower in the third quarter and first nine months of 2013, compared to the same periods in 2012, primarily due to a lower gain on sales of securities and sales of SBA loans. There was no gain on sales of securities for the third quarter of 2013, and a $38,000 gain on sales of securities for the first nine months of 2013, compared to $1.1 million and $1.2 million, respectively, for the comparable periods a year ago.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended September 30, 2013, SBA loan sales resulted in a $103,000 gain, compared to a $221,000 gain on sale of SBA loans for the three months ended September 30, 2012. For the nine months ended September 30, 2013, SBA loan sales resulted in a $373,000 gain, compared to a $633,000 gain on sales of SBA loans for the nine months ended September 30, 2012. The gain on sales of SBA loans were lower in the third quarter and first nine months of 2013, compared to the same periods in 2012, primarily due to a lower balance of SBA loans sold. The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2013 versus 2012
	2013	2012	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$5,772	$5,336	$436	8%
Occupancy and equipment	986	1,041	(55)	-5%
Professional fees	602	587	15	3%
Software subscriptions	381	275	106	39%
Low income housing investment losses	320	264	56	21%
Data processing	259	252	7	3%
Insurance expense	255	198	57	29%
FDIC deposit insurance premiums	200	248	(48)	-19%
Correspondent bank charges	170	156	14	9%
Foreclosed assets, net	8	9	(1)	-11%
Subordinated debt redemption charges	—	601	(601)	-100%
Other	1,427	1,180	247	21%

Total noninterest expense	$10,380	$10,147	$233	2%

	For the Nine Months Ended September 30,		Increase (decrease) 2013 versus 2012
	2013	2012	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$17,647	$16,380	$1,267	8%
Occupancy and equipment	3,082	3,004	78	3%
Professional fees	1,984	2,268	(284)	-13%
Software subscriptions	966	878	88	10%
Low income housing investment losses	930	795	135	17%
Data processing	838	744	94	13%
Insurance expense	763	645	118	18%
FDIC deposit insurance premiums	666	675	(9)	-1%
Correspondent bank charges	513	455	58	13%
Subordinated debt redemption charges	167	601	(434)	-72%
Foreclosed assets, net	(242)	229	(471)	-206%
Other	4,236	3,783	453	12%

Total noninterest expense	$31,550	$30,457	$1,093	4%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For the Three Months Ended September 30,
	2013	Percent of Total	2012	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$5,772	56%	$5,336	53%
Occupancy and equipment	986	9%	1,041	10%
Professional fees	602	6%	587	6%
Software subscriptions	381	4%	275	3%
Low income housing investment losses	320	3%	264	3%
Data processing	259	2%	252	2%
Insurance expense	255	2%	198	2%
FDIC deposit insurance premiums	200	2%	248	2%
Correspondent bank charges	170	2%	156	1%
Foreclosed assets, net	8	0%	9	0%
Subordinated debt redemption charges	—	0%	601	6%
Other	1,427	14%	1,180	12%

Total noninterest expense	$10,380	100%	$10,147	100%

	For the Nine Months Ended September 30,
	2013	Percent of Total	2012	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$17,647	56%	$16,380	54%
Occupancy and equipment	3,082	10%	3,004	10%
Professional fees	1,984	6%	2,268	7%
Software subscriptions	966	3%	878	3%
Low income housing investment losses	930	3%	795	3%
Data processing	838	3%	744	2%
Insurance expense	763	2%	645	2%
FDIC deposit insurance premiums	666	2%	675	2%
Correspondent bank charges	513	2%	455	1%
Subordinated debt redemption charges	167	1%	601	2%
Foreclosed assets, net	(242)	-1%	229	1%
Other	4,236	13%	3,783	13%

Total noninterest expense	$31,550	100%	$30,457	100%

        Noninterest expense for the third quarter of 2013 was $10.4 million, an increase from $10.1 million for the third quarter of 2012. Noninterest expense for the first nine months of 2013 was $31.6 million, compared to $30.5 million for the first nine months of 2012. The increase in noninterest expense for the third quarter of 2013, compared to the same period a year ago, was primarily due to increased salaries and employee benefits, software subscriptions, and other operating expenses, partially offset by lower subordinated debt redemption charges. The increase in noninterest expense for the first nine months of 2013 compared to the same period a year ago was primarily due to increased salaries and employee benefits, low income housing investment losses and insurance expense, partially offset by lower net foreclosed assets expense, professional fees and lower subordinated redemption charges.

        The increase in salaries and employee benefits expense was due to annual salary increases and hiring of additional lending relationship officers. Full time equivalent employees were 192 at September 30, 2013, compared to 188 at September 30, 2012. Data processing and software subscriptions expenses were higher in the third quarter and first nine months of 2013 due to one-time system conversion costs. There were no subordinated debt redemption charges for the third quarter of 2013, and $167,000 of subordinated debt redemption charges for the first nine months of 2013, compared to $601,000 for both the third quarter and first nine months of 2012. There was a net gain on the disposition of foreclosed assets of $242,000 for the first nine months of 2013, compared to a net expense of $229,000 on the foreclosed assets for the first nine months of 2012.

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

        The Company's Federal and state income tax expense for the quarter and nine months ended September 30, 2013 was $1.5 million and $3.5 million, respectively. The income tax expense was $939,000 and $3.1 million for the same periods in 2012. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Effective income tax rate	32.0%	27.4%	30.1%	30.1%

        The increase in the effective income tax rate for the third quarter of 2013, compared to the third quarter of 2012, was primarily due to higher pre-tax income with a higher marginal tax rate as a result of fixed deductions. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and tax exempt municipal securities. The Company has net investments of $1.5 million in low-income housing limited partnerships as of September 30, 2013.

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

        The Company had net deferred tax assets of $23.7 million and $19.3 million at September 30, 2013, and December 31, 2012, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2013 and December 31, 2012 will be fully realized in future years.

FINANCIAL CONDITION

        As of September 30, 2013, total assets increased to $1.40 billion, compared to $1.36 billion at September 30, 2012, and decreased from $1.69 billion at December 31, 2012. Excluding the short-term deposits at the Federal Reserve Bank offsetting the short-term demand deposits of $271.9 million from one customer, total assets were $1.42 billion at December 31, 2012. Securities available-for-sale (at fair value) were $280.5 million at September 30, 2013, a decrease of 32% from $410.8 million at September 30, 2012, and a decrease of 24% from $367.9 million at December 31, 2012. Securities held-to-maturity (at amortized cost) were $89.7 million at September 30, 2013, compared to $25.6 million at September 30, 2012, and $51.5 million at December 31, 2012. The total loan portfolio, excluding loans held-for-sale, was $893.1 million at September 30, 2013, an increase of 12% from $799.4 million at September 30, 2012, and an increase of 10% from $812.3 million at December 31, 2012.

        Total deposits, increased 5% to $1.20 billion at September 30, 2013, from $1.14 billion at September 30, 2012 and decreased 1% from $1.21 billion, excluding the short-term demand deposits of $271.9 million from one customer at December 31, 2012. There was no subordinated debt at September 30, 2013 compared to $9.3 million at September 30, 2012 and December 31, 2012, as a result of the redemption of $9 million floating-rate subordinated debt during the third quarter of 2013.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	September 30,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$212,514	$334,911	$291,244
Corporate bonds	47,747	55,036	55,588
Trust preferred securities	20,210	20,809	21,080

Total	$280,471	$410,756	$367,912

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$13,229	$15,756	$16,659
Municipals—Tax Exempt	76,503	9,836	34,813

	$89,732	$25,592	$51,472

        The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2013:

	September 30, 2013 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$150,257	2.80%	$62,257	2.27%	$—	—	$212,514	2.64%
Corporate bonds	2,124	3.41%	45,623	3.18%	—	—	47,747	3.19%
Trust preferred securities	—	—	—	—	20,210	4.84%	20,210	4.84%

	$152,381	2.81%	$107,880	2.66%	$20,210	4.84%	$280,471	2.90%

	September 30, 2013 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$7,463	1.53%	$—	0.00%	$5,766	3.28%	$13,229	2.29%
Municipals—Tax Exempt	1,595	4.46%	9,691	4.22%	65,217	3.84%	76,503	3.90%

	$9,058	2.04%	$9,691	4.22%	$70,983	3.79%	$89,732	3.66%

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

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Prior to the third quarter of 2012, the Company's securities were all classified under existing accounting rules as "available-for-sale" to allow flexibility for the management of the portfolio. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $280.5 million at September 30, 2013, a decrease of 32% from $410.8 million at September 30, 2012, and a decrease of 24% from

$367.9 million at December 31, 2012. At September 30, 2013, the investment securities available-for-sale portfolio was comprised of $212.5 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $47.8 million of corporate bonds, and $20.2 million of single entity issue trust preferred securities. Due to higher interest rates, there was a pre-tax unrealized loss on securities available-for-sale at September 30, 2013 of ($125,000), compared to a pre-tax unrealized gain on securities available-for-sale at September 30, 2012 of $14.3 million, and a pre-tax unrealized gain on securities available-for-sale at December 31, 2012 of $11.8 million.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $89.7 million at September 30, 2013, compared to $25.6 million at September 30, 2012, and $51.5 million at December 31, 2012. At September 30, 2013, the investment securities held-to-maturity portfolio was comprised of $76.5 million of tax-exempt municipal bonds, and $13.2 million of agency mortgage-backed securities. During the third quarter of 2012, the Company evaluated its available-for-sale portfolio and reclassified at fair value approximately $16.4 million of the mortgage-backed securities with higher price volatility and longer maturities to the held-to-maturity category. The related unrealized after-tax gains of $473,000 at September 30, 2013, remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment of yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate based on the Company's positive intent and ability to hold these securities to maturity. The increase in the investment securities held-to-maturity portfolio at September 30, 2013, from September 30, 2012, and December 31, 2012, was primarily due to purchases of higher yielding municipal bonds with favorable tax benefits, which the Company intends to hold until maturity.

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

        Gross loans, excluding loans held-for-sale, represented 64% of total assets at September 30, 2013, 59% at September 30, 2012, and 48% of total assets at December 31, 2012. Gross loans, excluding loans held-for-sale, represented 57% of total assets, excluding the short-term deposits of $271.9 million at the Federal Reserve Bank offsetting the short-term demand deposits from one customer at December 31, 2012. The ratio of loans to deposits increased to 74.70% at September 30, 2013, from 70.24% at September 30, 2012, and increased from 54.91% at December 31, 2012. The loan to deposit ratio was 67.27%, excluding the short-term demand deposits from one customer at December 31, 2012.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2013		September 30, 2012		December 31, 2012
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$410,933	46%	$377,520	47%	$375,469	46%
Real estate:
Commercial and residential	387,777	43%	336,573	42%	354,934	44%
Land and construction	30,780	3%	24,068	3%	22,352	3%
Home equity	50,100	6%	45,565	6%	43,865	5%
Consumer	13,712	2%	15,649	2%	15,714	2%

Total loans	893,302	100%	799,375	100%	812,334	100%
Deferred loan (fees) costs, net	(250)	—	18	—	(21)	—

Loans, including deferred fees and costs	893,052	100%	799,393	100%	812,313	100%

Allowance for loan losses	(19,342)		(19,124)		(19,027)

Loans, net	$873,710		$780,269		$793,286

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the balance in land development and construction and home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 52% of its gross loans were secured by real property at September 30, 2013, compared to 51% at September 30, 2012, and 52% at December 31, 2012. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the third quarter and the first nine months of 2013, loans were sold resulting in a gain on sale of SBA loans of $103,000 and $373,000, respectively. For the third quarter and the first nine months of 2012, loans were sold resulting in a gain on sale of SBA loans of $221,000 and $633,000, respectively.

        As of September 30, 2013, commercial and residential real estate mortgage loans of $387.8 million consist primarily of adjustable and fixed rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at September 30, 2013, consist of $196.6 million, or 51%, of commercial owner occupied properties, $190.7 million, or 49%, of commercial investment properties, and $483,000 (less than 1%) in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Land and construction loans increased $6.7 million to $30.8 million, at September 30, 2013, from $24.1 million, at September 30, 2012, and increased $8.4 million from $22.4 million, at December 31, 2012.

        The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines are reviewed at least semiannually, with specific emphasis on loans with a loan to value ratio greater than 70% and loans that were underwritten from mid-2005 through 2008, when real estate values were at the peak in the cycle. The Company takes measures to work with customers to reduce line commitments and minimize potential losses. There have been no adverse classifications to date as a result of the review.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $25.7 million and $42.8 million at September 30, 2013, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of September 30, 2013. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall

Street Journal. As of September 30, 2013, approximately 62% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$303,682	$43,710	$63,541	$410,933
Real estate:
Commercial and residential	81,727	185,717	120,333	387,777
Land and construction	30,280	500	—	30,780
Home equity	46,232	1,672	2,196	50,100
Consumer	13,216	414	82	13,712

Loans	$475,137	$232,013	$186,152	$893,302

Loans with variable interest rates	$424,068	$62,804	$67,602	$554,474
Loans with fixed interest rates	51,069	169,209	118,550	338,828

Loans	$475,137	$232,013	$186,152	$893,302

Loan Servicing

        As of September 30, 2013 and 2012, $136.0 million and $157.0 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning of period balance	$631	$780	$709	$792
Additions	28	49	86	164
Amortization	(93)	(72)	(229)	(199)

End of period balance	$566	$757	$566	$757

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2013 and 2012, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Beginning of period balance	$1,726	$2,140	$1,786	$2,094
Unrealized holding loss	(79)	(50)	(139)	(4)

End of period balance	$1,647	$2,090	$1,647	$2,090

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	September 30,		December 31,
	2013	2012	2012
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$14,615	$17,396	$17,335
Restructured and loans over 90 days past due and still accruing	502	1,722	859

Total nonperforming loans	15,117	19,118	18,194
Foreclosed assets	631	2,889	1,270

Total nonperforming assets	$15,748	$22,007	$19,464

Nonperforming assets as a percentage of loans plus foreclosed assets	1.76%	2.74%	2.39%
Nonperforming assets as a percentage of total assets	1.12%	1.62%	1.15%

        Nonperforming assets were $15.7 million, or 1.12% of total assets, at September 30, 2013, compared to $22.0 million, or 1.62% of total assets, at September 30, 2012, and $19.5 million, or 1.15% of total assets, at December 31, 2012. Nonperforming assets to total assets were 1.37% at December 31, 2012, excluding the short-term deposits of $271.9 million at the Federal Reserve Bank offsetting the short-term demand deposits from one customer. Included in total nonperforming assets were foreclosed assets of $631,000 at September 30, 2013, compared to $2.9 million at September 30, 2012, and $1.3 million at December 31, 2012.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at September 30, 2013, September 30, 2012, and December 31, 2012:

	September 30, 2013			September 30, 2012			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$396,102	$14,831	$410,933	$353,187	$24,333	$377,520	$355,440	$20,029	$375,469
Real estate:
Commercial and residential	380,470	7,307	387,777	323,924	12,649	336,573	345,045	9,889	354,934
Land and construction	28,931	1,849	30,780	18,055	6,013	24,068	18,858	3,494	22,352
Home equity	47,364	2,736	50,100	44,626	939	45,565	41,187	2,678	43,865
Consumer	13,354	358	13,712	15,244	405	15,649	15,321	393	15,714

Total	$866,221	$27,081	$893,302	$755,036	$44,339	$799,375	$775,851	$36,483	$812,334

        Classified loans in the table above are gross of SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs") for the nine month periods ending September 30, 2013 and September 30, 2012:

	Nine Months Ended September 30, 2013
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2013	$2,309	$1,798	$4,107
Principal repayments/advances/upgrades	(1,798)	(91)	(1,889)
Net charge-offs	—	(372)	(372)
New modifications	—	199	199

Balance at September 30, 2013	$511	$1,534	$2,045

	Nine Months Ended September 30, 2012
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2012	$3,073	$4,323	$7,396
Principal repayments/advances/upgrades	(974)	(2,613)	(3,587)
Net charge-offs	(131)	—	(131)
New modifications	458	111	569

Balance at September 30, 2012	$2,426	$1,821	$4,247

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $23.3 million at September 30, 2013, $46.0 million at September 30, 2012, and $36.8 million at December 31, 2012. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended September 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,811	$6,388	$143	$19,342
Charge-offs	(254)	(40)	—	(294)
Recoveries	820	7	1	828

Net (charge-offs) recoveries	566	(33)	1	534
Provision (credit) for loan losses	(10)	(461)	(63)	(534)

Balance, end of period	$13,367	$5,894	$81	$19,342

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	-0.26%	0.02%	0.00%	-0.24%
Allowance for loan losses to total loans(1)	1.50%	0.66%	0.01%	2.17%
Allowance for loan losses to nonperforming loans	88.42%	38.99%	0.54%	127.95%

(1)
Average loans and total loans exclude loans held-for-sale

	Three Months Ended September 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,378	$6,539	$106	$20,023
Charge-offs	(916)	(1,334)	—	(2,250)
Recoveries	149	2	—	151

Net (charge-offs) recoveries	(767)	(1,332)	—	(2,099)
Provision (credit) for loan losses	661	525	14	1,200

Balance, end of period	$13,272	$5,732	$120	$19,124

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.39%	0.67%	0.00%	1.06%
Allowance for loan losses to total loans(1)	1.66%	0.72%	0.01%	2.39%
Allowance for loan losses to nonperforming loans	69.42%	29.98%	0.63%	100.03%

(1)
Average loans and total loans exclude loans held-for-sale.

	Nine Months Ended September 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(1,213)	(96)	—	(1,309)
Recoveries	2,158	269	1	2,428

Net (charge-offs) recoveries	945	173	1	1,119
Provision (credit) for loan losses	(444)	(313)	(47)	(804)

Balance, end of period	$13,367	$5,894	$81	$19,342

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	-0.15%	-0.03%	0.00%	-0.18%
Allowance for loan losses to total loans(1)	1.50%	0.66%	0.01%	2.17%
Allowance for loan losses to nonperforming loans	88.42%	38.99%	0.54%	127.95%

(1)
Average loans and total loans exclude loans held-for-sale

	Nine Months Ended September 30, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$13,215	$7,338	$147	$20,700
Charge-offs	(3,106)	(1,480)	—	(4,586)
Recoveries	670	225	—	895

Net (charge-offs) recoveries	(2,436)	(1,255)	—	(3,691)
Provision (credit) for loan losses	2,493	(351)	(27)	2,115

Balance, end of period	$13,272	$5,732	$120	$19,124

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.42%	0.21%	0.00%	0.63%
Allowance for loan losses to total loans(1)	1.66%	0.72%	0.01%	2.39%
Allowance for loan losses to nonperforming loans	69.42%	29.98%	0.63%	100.03%

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

Allocation of Allowance for Loan Losses

	September 30,				December 31,
	2013		2012		2012
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$13,367	46%	$13,272	47%	$12,866	46%
Real estate:
Commercial and residential	4,310	43%	4,916	42%	4,609	44%
Land and construction	373	3%	325	3%	399	3%
Home equity	1,211	6%	491	6%	1,026	5%
Consumer	81	2%	120	2%	127	2%

Total	$19,342	100%	$19,124	100%	$19,027	100%

        The allowance for loan losses totaled $19.3 million, or 2.17% of total loans at September 30, 2013, compared to $19.1 million, or 2.39% of total loans at September 30, 2012, and $19.0 million, or 2.34% of total loans at December 31, 2012. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net recoveries of $534,000, or 0.24% of average loans, for the third quarter of 2013, compared to net charge-offs of $2.1 million, or 1.06% of average loans, for the third quarter of 2012, and net charge-offs of $766,000, or 0.38% of average loans, for the fourth quarter of 2012. The allowance for loan losses related to the commercial portfolio increased $501,000 at September 30, 2013 from December 31, 2012, as a result of a credit to the provision for loan losses of $444,000 and net recoveries of $945,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of commercial loans outstanding, partially offset by a decline in historical charge off levels. The allowance for loan losses related to the real estate portfolio decreased $140,000 at September 30, 2013 from December 31, 2012, as a result of a credit to the provision for loan losses of $313,000 and net recoveries of $173,000. The decrease in the allowance for loan losses was primarily due to improved risk grading and credit metrics on real estate loans, as well as a decline in historical charge off levels.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2013		September 30, 2012		December 31, 2012
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$409,269	34%	$405,880	36%	$727,684	49%
Demand, interest-bearing	178,783	15%	159,361	14%	155,951	10%
Savings and money market	312,991	26%	281,579	25%	272,047	18%
Time deposits—under $100	22,029	2%	26,513	2%	25,157	2%
Time deposits—$100 and over	195,321	17%	170,430	15%	190,502	13%
Time deposits—brokered	62,833	5%	89,172	8%	97,807	7%
CDARS—money market and time deposits	14,311	1%	5,098	0%	10,220	1%

Total deposits	$1,195,537	100%	$1,138,033	100%	$1,479,368	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. Less than 9% of deposits at September 30, 2013, 6% at September 30, 2012, and December 31, 2012 were from public sources.

        Deposits totaled $1.20 billion at September 30, 2013, compared to $1.14 billion at September 30, 2012, and $1.48 billion at December 31, 2012. Late in the fourth quarter of 2012, the Company received short-term demand deposits in the amount of $467.5 million from one customer for specific transactions. Of this amount, $195.6 million was subsequently withdrawn, for a net outstanding balance of $271.9 million at December 31, 2012. Deposits (excluding all time deposits, CDARS deposits, and the short term demand deposits from one customer at December 31, 2012) increased to $901.0 million at September 30, 2013, an increase of $54.2 million, or 6% from $846.8 million at September 30, 2012, and increased $17.2 million, or 2%, from $883.8 million at December 31, 2012.

        At September 30, 2013, the Company had $112.7 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At September 30, 2012, the Company had $77.6 million of securities pledged for $65.0 million in certificates of deposits from the State of California. At December 31, 2012, the Company had $95.3 million (at fair value) of securities pledged for $85.0 million in certificates of deposits from the State of California. At September 30,

2013, brokered deposits decreased $26.4 million, or 30%, to $62.8 million, compared to $89.2 million at September 30, 2012, and decreased $35.0 million, or 36%, from $97.8 million at December 31, 2012.

        CDARS deposits were comprised of $7.9 million of money market accounts and $6.4 million of time deposits at September 30, 2013. All of the $5.1 million of CDARS deposits at September 30, 2012, were time deposits. CDARS deposits were comprised of $5.0 million of money market accounts and $5.2 million of time deposits at December 31, 2012.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS time deposits and brokered deposits as of September 30, 2013:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$78,382	30%
Over three months through six months	99,427	38%
Over six months through twelve months	48,531	18%
Over twelve months	38,189	14%

Total	$264,529	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Annualized return on average assets	0.90%	0.73%	0.78%	0.72%
Annualized return on average tangible assets	0.90%	0.73%	0.78%	0.73%
Annualized return on average equity	7.58%	5.91%	6.44%	5.59%
Annualized return on average tangible equity	7.65%	5.99%	6.51%	5.67%
Dividend payout ratio(1)	29.82%	N/A	11.70%	N/A
Average equity to average assets ratio	11.85%	12.31%	12.03%	12.96%

(1)
Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock (on an as converted basis) divided by net income.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $353.1 million at September 30, 2013, compared to $297.9 million at September 30, 2012, and $308.9 million at December 31, 2012. Unused commitments represented 40%, 37%, and 38% of outstanding gross loans at September 30, 2013, September 30, 2012, and December 31, 2012, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	September 30,
					December 31, 2012
	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$7,220	$335,384	$9,866	$278,317	$8,410	$291,191
Standby letters of credit	—	10,524	2,200	7,564	2,200	7,051

	$7,220	$345,908	$12,066	$285,881	$10,610	$298,242

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 74.70% at September 30, 2013, compared to 70.24% at September 30, 2012, and 54.91% at December 31, 2012. The loan to deposit ratio was 67.27% at December 31, 2012, excluding the $271.9 million, respectively, of short-term demand deposits from one customer.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at September 30, 2013, September 30, 2012 and December 31, 2012. The Company had $251.3 million of loans pledged to the FHLB as collateral on an available line of credit of $120.7 million at September 30, 2013.

        The Company can also borrow from FRB's discount window. The Company had $311.5 million of loans pledged to the FRB as collateral on an available line of credit of $234.1 million at September 30, 2013, none of which was outstanding.

        At September 30, 2013, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at September 30, 2013, September 30, 2012, and December 31, 2012.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at September 30, 2013, September 30, 2012, and December 31, 2012.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	September 30,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Average balance year-to-date	$—	$1,617	$—
Average interest rate year-to-date	N/A	0.24%	N/A
Maximum month-end balance during the quarter	$—	$—	$—
Average rate at period-end	N/A	N/A	N/A

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	September 30,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$161,523	$154,350	$157,947
Tier 2 Capital	14,508	13,109	13,254

Total risk-based capital	$176,031	$167,459	$171,201

Risk-weighted assets	$1,155,477	$1,042,590	$1,054,394
Average assets for capital purposes	$1,408,107	$1,328,119	$1,378,011

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	15.2%	16.1%	16.2%	10.00%	8.00%
Tier 1 risk-based capital	14.0%	14.8%	15.0%	6.00%	4.00%
Leverage(1)	11.5%	11.6%	11.5%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	September 30,
			December 31, 2012
	2013	2012
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$144,097	$144,530	$147,742
Tier 2 Capital	14,499	13,123	13,262

Total risk-based capital	$158,596	$157,653	$161,004

Risk-weighted assets	$1,154,758	$1,043,754	$1,055,061
Average assets for capital purposes	$1,407,011	$1,329,036	$1,378,238

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	13.7%	15.1%	15.3%	10.00%	8.00%
Tier 1 risk-based capital	12.5%	13.8%	14.0%	6.00%	4.00%
Leverage(1)	10.2%	10.9%	10.7%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding goodwill, other intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2013, September 30, 2012, and December 31, 2012, the Company and HBC met all capital adequacy guidelines to which they were subject.

        As of September 30, 2013 HBC was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since September 30, 2013 that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At September 30, 2013, the Company had total shareholders' equity of $170.5 million, including $19.5 million in preferred stock, $132.3 million in common stock, $23.0 million in retained earnings, and ($4.3) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss of ($4.3) million at September 30, 2013 decreased from accumulated other comprehensive income of $4.8 million at September 31, 2012, and accumulated other comprehensive income of $2.7 million at December 31, 2012. The decrease was primarily due to an unrealized loss on securities available-for-sale of ($69,000), net of taxes, at September 30, 2013, compared to an unrealized gain on securities available-for-sale of $8.3 million, net of taxes, at September 30, 2012, and an unrealized gain on securities available-for-sale $6.9 million, net of taxes, at December 31, 2012. The components of other comprehensive loss, net of taxes, at September 30, 2013 include the following: an unrealized loss on available-for-sale securities of ($69,000); the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $473,000; a liability adjustment on split dollar insurance contracts of ($2.4) million; a liability adjustment on the supplemental executive retirement plan of ($3.3) million; and an unrealized gain on interest-only strip from SBA loans of $956,000.

  Mandatory Redeemable Cumulative Trust Preferred Securities

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7.0 million principal amount of 10.875% fixed-rate subordinated debt due on March 8, 2030, and common securities of $217,000 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7.0 million principal amount of 10.60% fixed-rate subordinated debt due on September 7, 2030, and common securities of $206,000 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5.2 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4.1 million of aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. The subordinated debt was recorded as a component of long-term debt and included the value of the common stock issued by the trusts to the Company. The common stock was recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities currently qualified as Tier I capital. The subsidiary trusts were not consolidated in the Company's consolidated financial statements. Under the Dodd-Frank Wall Street Reform and Consumer Protection Act, certain trust preferred securities will no longer be eligible to be included as

Tier 1 capital for regulatory purposes. The trust preferred securities continued to be eligible for Tier 1 capital under Dodd-Frank for bank holding companies with less than $15 billion of assets.

        During the third quarter of 2012, the Company redeemed its 10.875% fixed- rate subordinated debentures in the amount of $7 million issued to Heritage Capital Trust I and the Company's 10.600% fixed-rate subordinated debentures in the amount of $7 million issued to Heritage Statutory Trust I. The related trust securities issued by Capital Trust I and Statutory Trust I were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved.

        During the third quarter of 2013, the Company redeemed its Company's Floating Rate Junior Subordinated Debentures due July 31, 2031 in the amount of $5 million issued to Heritage Statutory Trust II and the Company's Floating Rate Junior Subordinated Debentures due September 26, 2032, in the amount of $4 million issued to Heritage Statutory Trust III (collectively referred to as the "Floating-Rate Sub Debt"). The $5 million Floating-Rate Sub Debt was redeemed on July 31, 2013. The $4 million Floating-Rate Sub Debt was redeemed on September 26, 2013. The related trust securities issued by Statutory Trust II and Statutory Trust III were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved. The Company used available cash and proceeds from a $9 million distribution from the Bank for the redemption. The Company incurred a total charge of $167,000 in the second quarter of 2013, representing the agency origination fees associated with the Floating-Rate Sub Debt. On an annual basis, the redemption of the Floating-Rate Sub Debt will eliminate approximately $360,000 in interest expense.

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

Series C Preferred Stock

        On June 21, 2010, the Company issued to various institutional investors 21,004 shares of newly issued Series C Preferred Stock. The Series C Preferred Stock is mandatorily convertible into 5,601,000 shares of common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred stock to third parties not affiliates with the holder in a widely dispersed offering. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is not redeemable by the Company or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to the Company's common stock.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2013. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$10,770	21.2%
+300	$8,006	15.8%
+200	$5,224	10.3%
+100	$2,456	4.8%
0	$—	0.0%
-100	$(4,757)	-9.4%
-200	$(10,097)	-19.9%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2013. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of September 30, 2013, the period covered by this report on Form 10-Q.

        During the three and nine months ended September 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)
Date: November 6, 2013	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: November 6, 2013	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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