Form 10-K
period 2013-12-31
HERITAGE COMMERCE CORP
filed 2014-03-07
CIK 1053352

Use these links to rapidly review the document

HERITAGE COMMERCE CORP INDEX TO FINANCIAL STATEMENTS DECEMBER 31, 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2013, based upon the closing price on that date of $7.00 per share as reported on the NASDAQ Global Select Market, and 17,460,897 shares held, was approximately $122.2 million.

         As of February 7, 2014, there were 26,350,938 shares of the Registrant's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2014 Annual Meeting of Shareholders to be held on May 22, 2014 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2013.

HERITAGE COMMERCE CORP

INDEX TO ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2013

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

  •
  Continued delay in the pace of economic recovery and continued stagnant or decreasing employment levels;

  •
  Changes in the financial performance or condition of the Company's customers, or changes in the performance or creditworthiness of our customers' suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults and could negatively affect our customers' ability to meet certain credit obligations;

  •
  Volatility in credit and equity markets and its effect on the global economy;

  •
  Changes in consumer spending, borrowings and saving habits;

  •
  Competition for loans and deposits and failure to attract or retain deposits and loans;

  •
  The ability to increase market share and control expenses;

  •
  Risks associated with concentrations in real estate related loans;

  •
  Other-than-temporary impairment charges to our securities portfolio;

  •
  An oversupply of inventory and deterioration in values of California commercial real estate;

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

  •
  Changes in inflation, interest rates, and market liquidity which may impact interest margins and impact funding sources;

  •
  Our ability to raise capital or incur debt on reasonable terms;

  •
  Regulatory limits on Heritage Bank of Commerce's ability to pay dividends to the Company;

  •
  The impact of reputational risk on such matters as business generation and retention, funding and liquidity;

  •
  The impact of cyber security attacks or other disruptions to the Company's information systems and any resulting compromise of data or disruptions in service;

  •
  The effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the new legislation, taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company are uncertain;

  •
  The impact of revised capital requirements under Basel III;

  •
  Significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;

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

        Our lending activities are diversified and include commercial, real estate, construction and land development, consumer and Small Business Administration ("SBA") guaranteed loans. We generally lend in markets where we have a physical presence through our branch offices and an SBA loan production office. We attract deposits throughout our market area with a customer-oriented product mix, competitive pricing, and convenient locations. We offer a wide range of deposit products for business banking and retail markets. We offer a multitude of other products and services to complement our lending and deposit services.

        As a bank holding company, Heritage Commerce Corp is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). We are required to file with the Federal Reserve reports and other information regarding our business operations and the business operations of our subsidiaries. As a California chartered bank, Heritage Bank of Commerce is subject to primary supervision, periodic examination, and regulation by the Department of Business Oversight — Division of Financial Institutions ("DFI"), and by the Federal Reserve, as its primary federal regulator.

        Our principal executive office is located at 150 Almaden Boulevard, San Jose, California 95113, telephone number: (408) 947-6900.

        At December 31, 2013, we had consolidated assets of $1.49 billion, deposits of $1.29 billion and shareholders' equity of $173.4 million.

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

Heritage Bank of Commerce

        HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in January 1994. HBC operates through ten full service branch offices. The locations of HBC's current offices are:

San Jose:	Administrative Office Main Branch 150 Almaden Boulevard San Jose, CA 95113	Los Gatos:	Branch Office 15575 Los Gatos Boulevard Building B Los Gatos, CA 95032
Danville:	Branch Office 387 Diablo Road Danville, CA 94526	Morgan Hill:	Branch Office 18625 Sutter Boulevard Morgan Hill, CA 95037
Fremont:	Branch Office 3137 Stevenson Boulevard Fremont, CA 94538	Pleasanton:	Branch Office 300 Main Street Pleasanton, CA 94566
Gilroy:	Branch Office 7598 Monterey Street Suite 110 Gilroy, CA 95020	Sunnyvale:	Branch Office 333 W. El Camino Real Sunnyvale, CA 94087

Los Altos:	Branch Office 419 South San Antonio Road Los Altos, CA 95032	Walnut Creek:	Branch Office 101 Ygnacio Valley Road Suite 100 Walnut Creek, CA 94596

        HBC also has a loan production office located at 851 Sterling Parkway, Lincoln, California 95648. HBC is a full-service community bank offering an array of banking products and services to the communities it serves, including accepting time and demand products and originating commercial loans, commercial real estate loans, construction loans, and small business and consumer loans.

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

        HBC actively engages in SBA lending. HBC has been designated as an SBA Preferred Lender since 1999.

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

        We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. We also make construction loans for homes built by owner occupants. The terms of commercial construction loans are made in accordance with our loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a 75% loan-to-completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property's eventual rental income, income from the borrower's operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. At times we provide the permanent mortgage financing on our construction loans on income-

producing property. Construction loans are interest-only loans during the construction period, which typically do not exceed 18 months. If HBC provides permanent financing the short-term loan converts to permanent, amortizing financing following the completion of construction. Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower's ability to repay the loan. In addition, the borrower may not be able to obtain permanent financing or ultimate sale or rental of the property may not occur as anticipated. HBC utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

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

        As of December 31, 2013, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial 43% (including SBA loans); (ii) real estate secured loans 46%; (iii) land and construction loans 3%; and (iv) consumer (including home equity) 8%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

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

2010 Private Placement

        On June 21, 2010, HCC issued to various institutional investors 53,996 shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") for an aggregate purchase price of $75 million. The Series B Preferred Stock was convertible into common stock at a conversion price of $3.75 per share. The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. On September 16, 2010, the Series B

Preferred Stock in accordance with its terms was converted into 14,398,992 shares of common stock of HCC. The Series C Preferred Stock remains outstanding and is convertible into 5,601,000 shares of common stock. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is not redeemable by HCC or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to HCC's common stock.

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

        With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Santa Clara, Alameda and Contra Costa county region, the three counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 271 offices that control a combined 54.54% of deposit market share based on June 30, 2013 FDIC market share data. HBC ranks sixteenth with 0.81% share of total deposits based on June 30, 2013 market share data. These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or "participation," of some of the balances to financial institutions that are not within our geographic footprint.

        In addition to other large regional banks and local community banks, our competitors include savings institutions, securities and brokerage companies, asset management groups, mortgage banking companies, credit unions, finance and insurance companies, internet-based companies, and money market funds. In recent years, we have also witnessed increased competition from specialized companies that offer wholesale finance, credit card, and other consumer finance services, as well as services that circumvent the banking system by facilitating payments via the internet, wireless devices, prepaid cards, or other means. Technological innovations have lowered traditional barriers of entry and enabled many of these companies to compete in financial services markets. Such innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously were considered traditional banking products. In addition, many customers now expect a choice of delivery channels, including telephone and smart phones, mail, personal computer, ATMs, self-service branches, and/or in-store branches.

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

Economic Conditions, Government Policies, Legislation, and Regulation

        The Company's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by HBC on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by HBC on interest earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of the Company's earnings. These rates are highly sensitive to many factors that are beyond the control of the Company and HBC, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on the Company cannot be predicted.

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

  The Dodd-Frank Wall Street Reform and Consumer Protection Act

        The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, as amended ("Dodd-Frank"), significantly revised and expanded the rulemaking, supervisory and enforcement authority of the federal bank regulatory agencies. Dodd-Frank followed the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 in response to the economic downturn and financial industry instability that commenced in 2008. Dodd-Frank impacts many aspects of the financial industry and, in many cases, will impact larger and smaller financial institutions and community banks differently over time. Many of the following key provisions of Dodd-Frank affecting the financial industry are now effective or are in the proposed rule or implementation stage:

  •
  the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve inter-agency cooperation;

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

  •
  enhanced regulation of financial markets, including the derivative and securitization markets, and the elimination of certain proprietary trading activities by banks (the "Volcker Rule");

  •
  requirement by statute that bank holding companies serve as a source of financial strength for their depository institution subsidiaries;

  •
  the elimination and phase out of trust preferred securities from Tier 1 capital with certain exceptions;

  •
  a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250,000;

  •
  authorization for financial institutions to pay interest on business checking accounts;

  •
  changes in the calculation of FDIC deposit insurance assessments, such that the assessment base will no longer be the institution's deposit base, but instead, is the institutions average consolidated total assets less its average tangible equity, as a result of which smaller banks are now paying proportionately less and larger banks proportionately more of the aggregate insurance assessments;

  •
  the elimination of remaining barriers to de novo interstate branching by banks;

  •
  expanded restrictions on transactions with affiliates and insiders under Section 23A and 23B of the Federal Reserve Act, and lending limits for derivative transactions, repurchase agreements and securities lending and borrowing transactions;

  •
  the transfer of oversight of federally chartered thrift institutions to the Office of the Comptroller of the Currency and state-chartered savings banks to the FDIC, and the elimination of the Office of Thrift Supervision;

  •
  provisions that affect corporate governance and executive compensation at most United States publicly traded companies, including proxy access requirements for stockholders, non-binding shareholders votes on executive compensation, independence requirements for compensation committees, enhance executive compensation disclosures and compensation claw-backs;

  •
  the creation of a Consumer Financial Protection Bureau, which is authorized to promulgate and enforce consumer protection regulations relating to bank and non-bank financial products and examine and enforce these regulations on banks with more than $10 billion in assets;

  •
  Requirements that fees of debit card issuers be reasonable and proportional to costs incurred, which does not apply directly to banks with less than $10 billion in assets, but nonetheless affects smaller banks due to competitive factors.

Supervision and Regulation

  Introduction

        Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's ("FDIC") insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, and the DFI.

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

  Heritage Commerce Corp

        General.    As a bank holding company, HCC is registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and is subject to regulation and periodic examination by the Federal Reserve. HCC is also required to file periodic reports of its operations and any additional information regarding its activities and those of its subsidiaries as may be required by the Federal Reserve.

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

        The Sarbanes Oxley Act of 2002.    The Sarbanes Oxley Act of 2002 ("SOX") became effective on July 30, 2002, and is intended to provide a permanent framework that improves the quality of independent audits and accounting services, improves the quality of financial reporting, strengthens the independence of accounting firms and increases the responsibility of management for corporate disclosures and financial statements.

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

        Affiliate Transactions.    HCC and HBC are deemed affiliates of each other within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Board has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and related interpretive guidance with respect to affiliate transactions. Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (A) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution's capital and surplus; and (B) with all affiliates, in the aggregate to an amount equal to 20% of such capital and surplus; and (ii) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. Dodd-Frank enhances the requirements for certain transactions with affiliates under Sections 23A and 23B, including an expansion of the definition of "covered transactions" and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

        Under certain conditions, the Federal Reserve Board may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve Board also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

        Dodd-Frank has added additional guidance regarding the source of strength doctrine and had directed the regulatory agencies to promulgate new regulations to increase the capital requirements for bank holding companies to a level that matches those of banking institutions.

        Investments and Acquisition of other Banks.    Subject to certain exceptions, the BHCA and the Change in Bank Control Act of 1978, together with the applicable regulations, require Federal Reserve approval (or, depending on the circumstances, no notice of disapproval) prior to any person or company acquiring "control" of a bank or bank holding company. A conclusive presumption of control exists if an individual or company acquires the power, directly or indirectly, to direct the management or policies of an insured depository institution or to vote 25% or more of any class of voting securities of any insured depository institution. A rebuttable presumption of control exists if a person or company acquires 10% or more but less than 25% of any class of voting securities of an insured depository institution and either the institution has registered securities under the Exchange Act (such as the Company), or no other person will own a greater percentage of that class of voting securities immediately after the acquisition.

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

        Financial Modernization.    The Gramm-Leach-Bliley Act (the "GLBA"), which became effective in March 2000, permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The GLBA also permits the Federal Reserve and the U.S. Treasury to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is "well capitalized," "well managed," and, except in limited circumstances, in satisfactory compliance with the CRA. A financial holding company must provide notice to the Federal Reserve within 30 days after commencing activities previously determined by statute or by the Federal Reserve and U.S. Treasury to be permissible. HCC has no present plans to become a financial holding company. In addition, HBC is subject to other provisions of the GLBA, including those relating to CRA, privacy and the safe-guarding of confidential customer information, regardless of whether HCC elects to become a financial holding company or to conduct activities through a financial subsidiary of HBC.

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

  Heritage Bank of Commerce

        General.    As a California commercial bank whose deposits are insured by the FDIC, HBC is subject to regulation, supervision, and regular examination by the DFI and by the Federal Reserve, as HBC's primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. The regulations of those agencies govern most aspects of a bank's business. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to "insiders", including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties

        Pursuant to the Federal Deposit Insurance Act ("FDIA") and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, HBC may form subsidiaries to engage in the many so-called "closely related to banking" or "nonbanking" activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to GLBA, California banks may conduct certain "financial" activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains "well-capitalized," "well-managed" and in satisfactory compliance with the CRA.

        HBC is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, HBC is required to own a certain amount of capital stock in the FHLB. At December 31, 2013, HBC was in compliance with the FHLB's stock ownership requirement. Federal Reserve stock is carried at cost and may be sold back to the Federal Reserve at its carrying value. Cash dividends received are reported as income.

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

        Loans to Directors, Executive Officers and Principal Shareholders.    The authority of HBC to extend credit to our directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes- Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans our subsidiary bank may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans HBC makes to directors and other insiders must satisfy the following requirements:

  •
  the loans must be made on substantially the same terms, including interest rates and collateral, as prevailing at the time for comparable transactions with persons not affiliated with HCC or HBC;

  •
  HBC must follow credit underwriting procedures at least as stringent as those applicable to comparable transactions with persons who are not affiliated with HCC or HBC; and

  •
  the loans must not involve a greater than normal risk of non-payment or include other features not favorable to HBC.

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

        Environmental Regulation.    Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC. Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC's primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire. Based on a general survey of HBC's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2013.

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

        Financial institutions are also required to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, financial institutions must provide explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information. HBC has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of HBC.

        USA Patriot Act of 2001.    The USA Patriot Act of 2001 (the "Patriot Act") is intended to strengthen the ability of U.S. law enforcement agencies and intelligence communities to work cohesively to combat terrorism on a variety of fronts. The impact of the Patriot Act on financial institutions of all kinds has been significant and wide-ranging. The Patriot Act substantially enhanced existing anti-money laundering and financial transparency laws, and required appropriate regulatory authorities to adopt rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. Under the Patriot Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships, as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

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

  Interstate Banking and Branching

        The Riegle Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions:

first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquirer would control more than 10% of the deposits held by insured depository institutions nationwide or 30% or more of the deposits held by insured depository institutions in any state in which the target bank has branches. In 1995, California enacted legislation to implement important provisions of the Interstate Banking Act and to repeal California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act. A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state. However, California law expressly prohibits an out-of-state bank which does not already have a California branch office from (i) purchasing a branch office of a California bank (as opposed to purchasing the entire bank) and thereby establishing a California branch office, or (ii) establishing a de novo branch in California. It appears that the Interstate Banking Act and related California laws have contributed to the accelerated consolidation of the banking industry and increased competition, with many large out-of-state banks having entered the California market as a result of this legislation.

  Consumer Financial Protection and Other Consumer Laws and Regulations

        Dodd-Frank created the Consumer Financial Protection Bureau ("CFPB") as a new and independent unit within the Federal Reserve System. With certain exceptions, the CFPB has authority to regulate any person or entity that engages in offering or providing a "consumer financial product or service," and it has rulemaking, examination, and enforcement powers over financial institutions. With respect to primary examination and enforcement authority of financial entities, however, the CFPB's authority is limited to institutions with assets of $10 billion or more. Existing regulators retain this authority over institutions with assets of $10 billion or less, such as HBC.

        The powers of the CFPB currently include:

  •
  the ability to prescribe consumer financial laws and rules that regulate all institutions that engage in offering or providing a consumer financial product or service;

  •
  primary enforcement and exclusive supervision authority over insured institutions with assets of $10 billion or more with respect to federal consumer financial laws, including the right to obtain information about an institution's activities and compliance systems and procedures and to detect and assess risks to consumers and markets;

  •
  the ability to require reports from institutions with assets under $10 billion to support the CFPB in implementing federal consumer financial laws, supporting examination activities, and assessing and detecting risks to consumers and financial markets; and

  •
  examination authority (limited to assessing compliance with federal consumer financial law) with respect to institutions with assets under $10 billion, such as HBC, to the extent that a CFPB examiner may be included in the examinations performed by the institution's primary regulator.

        The CFPB officially commenced operations on July 21, 2011 and has engaged in numerous activities since then, including: (i) investigating consumer complaints about credit cards and mortgages; (ii) launching a supervision program; (iii) conducting research for and developing mandatory financial product disclosures; and (iv) engaging in consumer financial protection rulemaking. The CFPB recently issued a final rule that requires creditors to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations. The full extent of the CFPB's authority and potential impact on HBC is unclear at this time, and HBC continues to monitor the CFPB's activities on an ongoing basis.

        HBC is already subject to a variety of statutes and regulations designed to protect consumers, including the Fair Credit Reporting Act, Equal Credit Opportunity Act, and Truth-in-Lending Act. Interest and other charges collected or contracted for by HBC are also subject to state usury laws and certain other federal laws concerning interest rates. HBC's loan operations are also subject to federal laws and regulations applicable to credit transactions. Together, these laws and regulations include provisions that:

  •
  govern disclosures of credit terms to borrowers who are consumers;

  •
  require financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligations in meeting the housing needs of the communities it serves;

  •
  prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit;

  •
  govern the use and provision of information to credit reporting agencies; and

  •
  govern the manner in which consumer debts may be collected by collection agencies.

        HBC's deposit operations are also subject to laws and regulations that:

  •
  impose a duty to maintain the confidentiality of consumer financial records and prescribe procedures for complying with administrative subpoenas of financial records; and

  •
  govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

  Deposit Insurance

        The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and savings institutions and safeguards the safety and soundness of the banking and savings industries. The FDIC insures HBC's customer deposits through the Deposit Insurance Fund (the "DIF") up to prescribed limits for each depositor. Pursuant to Dodd-Frank, the maximum deposit insurance amount has been permanently increased to $250,000. The amount of FDIC assessments paid by each DIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other supervisory factors.

        HBC is subject to deposit insurance assessments to maintain the DIF. The FDIC adopted a revised restoration plan to ensure that the DIF's designated reserve ratio ("DRR") reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by Dodd-Frank. However, financial institutions like HBC with assets of less than $10 billion are exempted from the cost of this increase. The restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends, when the DRR reaches 1.5% or greater.

        Furthermore, the FDIC redefined its deposit insurance premium assessment base from an institution's total domestic deposits to its total assets less tangible equity, effective in the second quarter of 2011. The changes to the assessment base necessitated changes to assessment rates, which also became effective April 1, 2011. The revised assessment rates are lower than prior rates, but the assessment base is larger and approximately the same amount of assessment revenue is being collected by the FDIC.

        To help address liquidity issues created by potential timing differences between the collection of premiums and charges against the DIF, in November 2009 the FDIC adopted a final rule to require insured institutions to prepay, on December 31, 2009, estimated quarterly risk-based deposit insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. HBC was exempt from the prepayment requirement by the FDIC.

        In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation ("FICO") bonds issued in the 1980's to assist in the recovery of the savings and loan industry. The FICO assessment amount fluctuates quarterly, but was 0.00155% of average total assets less average tangible equity for the third quarter of 2013. As of the date of this report, the Company had not received the FICO assessment for the fourth quarter of 2013. Those assessments will continue until the Financing Corporation bonds mature in 2019.

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

  Capital Adequacy Requirements

        HCC and HBC are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks and/or bank holding companies it regulates, which set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital; and "supplemental capital elements," or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, including the unrealized net gains or losses (after tax adjustments) on available-for-sale investment securities, and disallowed deferred tax assets.

        The following items are defined as core capital elements: (i) common shareholders' equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) "restricted" core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and, (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

        The minimum required ratio of qualifying total capital to total risk-weighted assets is 8% ("Total Risk-Based Capital Ratio"), and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4% ("Tier 1 Risk-Based Capital Ratio"). Risk-based capital ratios are calculated to provide a measure of capital relative to the degree of risk associated with a financial institution's operations for transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as cash on hand and certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2013 and 2012, HBC's Total Risk-Based Capital Ratios were 13.9% and 15.3% respectively, and HBC's Tier 1 Risk-Based Capital Ratios were 12.6% and 14.0%, respectively. As of December 31, 2013 and 2012, the consolidated Company's Total Risk-Based Capital Ratios were 15.3% and 16.2%, respectively, and its Tier 1 Risk-Based Capital Ratios were 14.0% and 15.0%, respectively.

        The FDIC and the Federal Reserve Board have also established guidelines for a financial institution's leverage ratio, defined as Tier 1 capital to adjusted total assets. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a leverage ratio of at least 3%. All other institutions are typically required to maintain a leverage ratio of at least 4% to 5%; however, federal regulations also provide that financial institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when an institution's particular circumstances warrant. HBC's leverage ratios were 10.1% and 10.7% on December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the consolidated Company's leverage ratios were 11.2% and 11.5%, respectively.

        Risk-based capital requirements also take into account concentrations of credit involving collateral or loan type, and the risks of "non-traditional" activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution's management of such risks in assessing an institution's capital adequacy. Additionally, the regulatory Statements of Policy on risk-based capital include exposure to interest rate risk as a factor that the regulators will consider in evaluating a financial institution's capital adequacy, although interest rate risk does not impact the calculation of an institution's risk-based capital ratios. Interest rate risk is the exposure of a bank's current and future earnings and equity capital to adverse movement in interest rates. While interest rate risk is inherent in a financial institution's role as a financial intermediary, it introduces volatility to the institution's earnings and economic value.

        In July 2013, the Federal banking regulators approved a final rule to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of Dodd-Frank . The final rule strengthens the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as HCC and HBC, become subject to the new rule on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. The final rule:

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

  •
  Permits banking organizations that are not subject to the advanced approaches rule, such as HCC and HBC, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

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

  •
  Removes references to credit ratings consistent with Dodd-Frank and establishes due diligence requirements for securitization exposures.

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

        Potential changes that could materially affect us include the additional constraints on the inclusion of deferred tax assets in capital, increased risk weightings for nonperforming loans and acquisition/development loans, and the inclusion of accumulated other comprehensive income in regulatory capital. The inclusion of Accumulated Other Comprehensive Income ("AOCI") would benefit us as long as we have a net unrealized gain on securities, but would lower our regulatory capital ratios if interest rates increase and our unrealized gain becomes an unrealized loss. However, under the new regulations the Company can make a one-time opt out to exclude AOCI.

        The aggregate effect of these regulatory changes on HCC and HBC cannot yet be determined with any degree of certainty, but our preliminary estimates indicate that if the changes are implemented and when they become fully phased-in they will not have a material impact on our Tier 1 Leverage Ratio and our consolidated Tier 1 Risk-Based Capital Ratio. Given our current level of capital we should be well-positioned to absorb the impact of Basel III without constraining our organic growth plans, although no assurance can be provided in that regard. For more information on the Company's capital, see "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operation — Capital Resources."

  Prompt Corrective Action Provisions

        Federal law requires each banking agency to take "prompt corrective action" with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission of an acceptable capital restoration plan. Supervisory actions by the appropriate federal banking regulator under the prompt corrective action rules generally depend upon an institution's classification within five capital categories as defined in the regulations. The relevant capital measures are the capital ratio, the Tier 1 capital ratio, and the leverage ratio.

        The federal banking agencies have also adopted non-capital safety and soundness standards to assist examiners in identifying and addressing potential safety and soundness concerns before capital becomes impaired. These include: operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) asset quality and growth; (v) earnings; (vi) risk management; and (vii) compensation and benefits.

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

        At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank "undercapitalized." Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). "Significantly undercapitalized" banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying bonuses or increasing compensation to senior executive officers without FDIC approval. Even more severe restrictions apply to "critically undercapitalized" banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

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

        The ability of the Board of Directors of HBC to declare a cash dividend to HCC is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank's retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where this test is not met, cash dividends may still be paid, with the prior approval of the DFI in an amount not exceeding the greatest of (i) retained earnings of the bank; (ii) the net income of the bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year. A California bank may also with the prior approval of the DFI and approval of the bank's shareholders distribute a dividend in connection with a reduction of capital of the bank. If the DFI determines that the shareholders' equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DFI may order the bank not to pay the dividend. Since HBC is an FDIC-insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

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

        The scope, content and application of the U.S. banking regulators' policies on incentive compensation continue to evolve. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of the Company to hire, retain and motivate key employees.

  Allowance for Loan and Lease Losses

        In December 2006, the federal bank regulatory agencies released an Interagency Policy Statement on the Allowance for Loan and Lease Losses ("ALLL"), which revises and replaces the banking agencies' 1993 policy statement on the ALLL. The revised statement was issued to ensure consistency with generally accepted accounting principles ("GAAP") and more recent supervisory guidance, and it extended the scope to include credit unions. Highlights of the revised statement include the following:

  •
  the revised statement emphasizes that the ALLL represents one of the most significant estimates in an institution's financial statements and regulatory reports, and that an assessment of the appropriateness of the ALLL is critical to an institution's safety and soundness;

  •
  each institution has a responsibility to develop, maintain, and document a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL;

  •
  each institution must maintain an ALLL that is sufficient to cover estimated credit losses on individual impaired loans as well as estimated credit losses inherent in the remainder of the portfolio; and

  •
  the revised statement clarifies previous guidance on the ALLL with regard to: (i) responsibilities of the board of directors, management, and bank examiners; (ii) factors to be considered in the estimation of ALLL; and (iii) objectives and elements of an effective loan review system.

        In December 2012, the FASB issued a proposed accounting standards update on "Financial Instruments — Credit Losses" with the goal of eliminating the overstatement of assets caused by a delayed recognition of credit losses associated with loans (and other financial instruments). The comment period on the proposal ended on May 31, 2013, but no effective date for the guidance has been suggested. If ultimately implemented as proposed, the guidance would require us to modify the methodology we use to determine our allowance for loan and lease losses from the current "incurred loss" model to a new "expected credit loss" model that considers more forward-looking information. That change could potentially necessitate a significant increase in our allowance for loan and lease losses, which could negatively impact our profitability if our loan loss provision needs to be increased accordingly.

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

Employees

        At December 31, 2013, the Company had 193 full-time equivalent employees. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

 Risks Relating to Recent Economic Conditions and Governmental Response Efforts

Our business may be adversely affected by business and economic conditions.

        We are operating in an uncertain economic environment. While there are signs of economic conditions improving, the persistent high unemployment rate, weak business and consumer spending, the U.S. budget deficit and uncertainty in European economies underline that the economy remains uncertain. Business activity across a wide range of industries and regions is greatly affected. Local and state governments are in difficulty due to the reduction in sales taxes resulting from the lack of consumer spending and property taxes resulting from declining property values. Financial institutions continue to be affected by long-term high unemployment and underemployment rates and a stricter regulatory environment. While our market areas have not experienced the same degree of challenge in unemployment as other areas, the effects of these issues have trickled down to households and businesses in our markets. There can be no assurance that the recent economic improvement is sustainable and credit worthiness of our borrowers will not deteriorate. Continual economic uncertainty and slow growth could adversely affect or financial condition and results of operations, including a decline in demand for loans and other products and services, a decline in low cost or noninterest bearing deposits, a decline in the value of the collateral for our real estate loans, and an increase in loan delinquencies, nonperforming assets, and net charge-offs. If our deposit growth level outpaces our loan growth, we could as a result have excess liquidity earning a less favorable yield. As the economy is uncertain, businesses are wary about capital expenditures or expansion of working capital.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

        The Dodd-Frank Act of 2010 ("Dodd-Frank") has changed the bank regulatory framework with the creation of an independent Consumer Financial Protection Bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and has resulted in more stringent capital standards for banks and bank holding companies. The legislation requires additional regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business operations, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These events may have a significant adverse effect on our financial performance and operating flexibility. In addition, these factors could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

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

We will become subject to more stringent capital requirements.

        Dodd-Frank requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the "Final Capital Rule," that implements the Basel III capital standards and establishes the minimum capital levels required under Dodd-Frank. We must comply with the Final Capital Rule by January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier I capital ratio of 6.5% of risk-weighted assets for a "well-capitalized" institution and increases the minimum Tier I capital ratio for a "well-capitalized" institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier I capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier I capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

        Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under the Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees. Dodd-Frank comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of Dodd-Frank that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with our banking subsidiaries' deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. In addition, Dodd-Frank established the Consumer Financial Protecting Bureau ("CFPB"). The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on the Company and its subsidiaries. Dodd-Frank also established new minimum mortgage underwriting standards for residential mortgages, and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. The CFPB recently issued a final rule that requires creditors to make a reasonable good faith determination of a consumer's ability to repay any consumer credit transaction secured by a dwelling. The rule provides creditors with minimum requirements for making such ability-to-repay determinations.

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

        We seek to mitigate the risks inherent in our loan portfolio by adhering to specific underwriting practices. Although we believe that our underwriting criteria are appropriate for the various kinds of loans we make, we may incur losses on loans that meet our underwriting criteria, and these losses may exceed the amounts set aside as reserves in our allowance for loan losses. The value of real estate collateral supporting many construction and land development loans, land loans, commercial loans and multi-family loans may decline. Negative developments in the financial industry and credit markets may adversely impact our financial condition and results of operations.

Our interest expense could increase following the repeal of the federal prohibition on payment of interest on demand deposits.

        The federal prohibition on the ability of financial institutions to pay interest on demand deposit accounts was repealed as part of Dodd-Frank. Financial institutions may commence offering interest on demand deposits to compete for customers. Our interest expense will increase and our net interest margin will decrease if HBC begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our financial condition, net income and results of operations.

Our allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect our earnings.

        We maintain an allowance for loan losses for probable incurred losses in the portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. The allowance is only an estimate of the inherent loss in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance.

        In addition, we evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as non-performing or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified. Changes in economic, operating and other conditions which are beyond our control, including interest rate fluctuations, deteriorating values in underlying collateral (most of which consists of real estate), and changes in the financial condition of borrowers, may cause our estimate of probable losses or actual loan losses to exceed our current allowance. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains a number of commercial real estate, construction, and land development loans with relatively large balances, a deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

        At December 31, 2013, nonperforming loans were 1.29% of the total loan portfolio and 0.83% of total assets. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or other real estate owned, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or losses. An increase in the level of nonperforming assets increases our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers' performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

        For the year ended December 31, 2013, we recorded an $816,000 credit to the provision for loan losses, charged-off $2.0 million of loans, and recovered $2.9 million of loans. Since 2008, there was a significant slowdown in the real estate markets in portions of counties in California where a majority of our loan customers, including our largest borrowing relationships, are based. This slowdown reflected declining prices in real estate, higher levels of inventories of homes and higher vacancies in commercial and industrial properties, all of which contributed to financial strain on real estate developers and suppliers. However, there was some improvement in 2013, with real estate prices beginning to increase in our market area. At December 31, 2013, we had $423.3 million in commercial and residential real estate loans and $31.4 million in land and construction real estate loans, of which $4.4 million and $1.8 million, respectively, were on nonaccrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Deterioration in the real estate market could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, results of operations and capital.

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

        Interest rates are sensitive to many factors outside our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve, which regulates the supply of money and credit in the United States. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and interest we pay on deposits and borrowings, but could also affect our ability to originate loans and obtain deposits, and the fair value of our financial assets and liabilities. Our portfolio of securities is subject to interest rate risk and will generally decline in value if market interest rates increase, and generally increase in value if market interest rates decline.

        In response to the recessionary state of the national economy, the housing market and the volatility of financial markets, the Federal Open Market Committee of the Federal Reserve ("FOMC") started a series of decreases in Federal funds target rate with seven decreases in 2008, bringing the target rate to a historically low range of 0% to 0.25% through December 2013.

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

Our expenses could increase as a result of increases in FDIC insurance premiums.

        The FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.35% of estimated insured deposits or the comparable percentage of the assessment base at any time the reserve ratio falls below that level. Bank failures during the current economic cycle depleted the deposit insurance fund balance, which was in a negative position from the end of 2009 through the first quarter of 2011. The FDIC currently has until September 30, 2020 to bring the reserve ratio back to the statutory minimum. As noted above under "Regulation and Supervision — Deposit Insurance", the FDIC has implemented a restoration plan that adopted a new assessment base and established new assessment rates starting with the second quarter of 2011. The FDIC also imposed a special assessment in 2009, and required the prepayment of three years of estimated FDIC insurance premiums at the end of 2009. The Company was exempted from the prepayment obligation. It is generally expected that assessment rates will remain relatively high in the near term due to the significant cost of bank failures and the relatively large number of troubled banks. Any further premium increases or special assessments could have a material adverse effect on our financial condition and results of operations.

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

        Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2013, 34% of our deposit base was comprised of noninterest bearing deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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

We depend on cash dividends from our subsidiary bank to pay cash dividends to our shareholders and to meet our cash obligations.

        As a holding company, dividends from our subsidiary bank provide a substantial portion of our cash flow used to pay cash dividends on our common and preferred stock and other obligations. Various statutory provisions restrict the amount of dividends HBC can pay to HCC without regulatory approval. See "Item 1 — Business-Supervision and Regulation — Dividends."

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

        A downturn in our real estate markets in California could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial, land development and construction) is a large portion of our loan portfolio. At December 31, 2013, approximately $506.5 million, or 55% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. Included in the $506.5 million of loans secured by real estate were $259.0 million (or 51%) of owner-occupied loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters particular to California. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values, including values of land held for development, decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

        In addition, banking regulators now give commercial real estate loans extremely close scrutiny due to risks relating to the cyclical nature of the real estate market, and related risks for lenders with high concentrations of such loans. The regulators have required banks with relatively high levels of commercial real estate loans to implement enhanced underwriting standards, internal controls, risk management policies and portfolio stress testing, which has resulted in higher allowances for possible loan losses. Any increase in our allowance for loan losses would adversely affect our net income, and any requirement that we maintain higher capital levels could adversely impact our financial condition and results of operation.

Our construction and land development loans are based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate and we may be exposed to more losses on these projects than on other loans.

        At December 31, 2013, land and construction loans, including land acquisition and development totaled $31.4 million or 3% of our loan portfolio. This amount was comprised of 17% owner occupied and 83% non-owner occupied construction and land loans. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent primarily on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment. If our appraisal of the value of the completed project proves to be overstated, our collateral may be inadequate for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

Our use of appraisals in deciding whether to make a loan on or secured by real property does not ensure the value of the real property collateral.

        In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is conducted, and an error in fact or judgment could adversely affect the reliability of an appraisal. In addition, events occurring after the initial appraisal may cause the value of the real estate to decrease. As a result of any of these factors the value of collateral backing a loan may be less than estimated, and if a default occurs we may not recover the outstanding balance of the loan.

Repayment of our commercial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

        At December 31, 2013, commercial loans totaled $330.1 million or 36% of our loan portfolio, (not including SBA guaranteed loans). Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flows of the borrowers and secondarily on any underlying collateral provided by the borrowers. A borrower's cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

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

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2013, we had a net deferred tax asset of $23.3 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

We may be adversely affected by the soundness of other financial institutions.

        Our ability to engage in routine funding transactions could be adversely affected by the actions and liquidity of other financial institutions. Financial institutions are often interconnected as a result of trading, clearing, counterparty, or other business relationships. We have exposure to many different industries and counterparties, and routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose us to credit risk in the event of a default by a counterparty or client. Even if the transactions are collateralized, credit risk could exist if the collateral held by us cannot be liquidated at prices sufficient to recover the full amount of the credit or derivative exposure due to us. Any such losses could adversely affect our business, financial condition or results of operations.

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

        New technology and other changes are allowing parties to effectuate financial transactions that previously required the involvement of banks. For example, consumers can maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as paying bills and transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as "disintermediation," could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. The loss of these revenue streams and access to lower cost deposits as a source of funds could have a material adverse effect on our financial condition and results of operations.

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

We rely on third-party vendors for important aspects of our operation.

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

Our outstanding Series C Preferred Stock impacts net income available to our common shareholders and earnings per common share, and conversion of our Series C Preferred Stock will be dilutive to holders of our common stock.

        The dividends declared and the accretion on our outstanding Series C Preferred Stock reduce the net income available to common shareholders and our earnings per common share. Our Series C Preferred Stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up. The ownership interest of our existing holders of common stock will be diluted to the extent our Series C Preferred Stock is automatically converted into common stock. The Series C Preferred Stock is convertible into an aggregate of 5,601,000 shares of our common stock upon a transfer of the Series C Preferred Stock to a transferee not affiliated with the holder in a widely dispersed offering. The shares of common stock underlying the Series C Preferred Stock represent approximately 21% of the shares of our common stock outstanding on December 31, 2013.

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

  •
  actions by our current shareholders, including institutional investors;

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

        Federal law prohibits a person or group of persons "acting in concert" from acquiring "control" of a bank holding company unless the Federal Reserve has been given 60 days prior written notice of such proposed acquisition and within that time period the Federal Reserve has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank or bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control. In addition, any "company" would be required to obtain the approval of the Federal Reserve under the BHCA, before acquiring 25% (5% in the case of an acquirer that is, or is deemed to be, a bank holding company) or more of any class of voting stock, or such lesser number of shares as may constitute control.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

        None.

ITEM 2 — PROPERTIES

        The main and executive offices of HCC and HBC are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 387 Diablo Road in Danville, California 94526, at 3137 Stevenson Boulevard in Fremont, California 94538, at 300 Main Street in Pleasanton, California 94566, at 101 Ygnacio Valley Road in Walnut Creek, California 94596, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 419 S. San Antonio Road in Los Altos, California 94022, and at 333 W. El Camino Real in Sunnyvale, California 94087. The Company also has an SBA loan production office located at 851 Sterling Parkway, Lincoln, California 95648.

Main Offices

        The main offices of HBC are located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen-story Class-A type office building. All three floors, consisting of approximately 35,547 square feet, are subject to a direct lease dated April 13, 2000, as amended, which expires on May 31, 2015. The current monthly rent payment for the first two floors, consisting of approximately 22,723 square feet, is $63,927 and is subject to 3% annual increases until the lease expires. The current monthly rent payment for the third floor, which consists of approximately 12,824 square feet, is $53,861 until the lease expires. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

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

        In May of 2006, the Company leased approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $5,180 and is subject to annual increases of 2% until the lease expires on September 30, 2016. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In April of 2007, the Company leased approximately 3,850 square feet on the first floor in a four-story multi-tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $15,170 until the lease expires on August 15, 2014. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one-story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

        In June of 2008, the Company leased approximately 5,213 square feet on the first floor in a two-story multi-tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $25,236 and is subject to annual increases of 3% until the lease expires on April 30, 2018. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In October of 2013, the Company extended its lease for approximately 1,920 square feet in a one-story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $5,664 and is subject to annual increases of 3% until the lease expires on November 30, 2018. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In September of 2010, the Company extended its lease for approximately 4,096 square feet in a one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $15,665 and is subject to annual increases of 3% until the lease expires on October 31, 2017.

        In September of 2012, the Company leased, effective March 1, 2013, approximately 3,172 square feet in a one-story multi-tenant multi-use building located at 3137 Stevenson Boulevard in Fremont, California. The monthly rent payment is $6,820 and is subject to annual increases of 3% until the lease expires on February 29, 2020. The Company has reserved the right to extend the term of the lease for one additional period of four years and another additional period of three years.

        In June of 2013, the Company leased approximately 3,022 square feet on the first floor of a three-story multi-tenant office building located at 333 West El Camino Real in Sunnyvale, California. The current monthly rent payment is $11,333 and is subject to annual increases of 3% until the lease expires on May 31, 2018. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Loan Production Office

        In October of 2013, the Company leased approximately 150 square feet of office space located at 851 Sterling Parkway in Lincoln, California. The current monthly rent payment is $350 until the lease expires on April 4, 2014. The Company has reserved the right to extend the lease on a month-to-month basis.

        For additional information on operating leases and rent expense, refer to Note 6 to the Consolidated Financial Statements following "Item 15 — Exhibits and Financial Statement Schedules."

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

ITEM 4 — MINE SAFETY DISCLOSURES

        Not Applicable.

 PART II

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The Company's common stock is listed on the NASDAQ Global Select Market under the symbol "HTBK." Management is aware of the following securities dealers which make a market in the Company's common stock: Credit Suisse Securities USA, UBS Securities LLC, LATOUR TRADING LLC, Deutsche Banc Alex Brown, SG Americas Securities LLC, MORGAN STANLEY & CO. LLC, Fig Partners, LLC, Dart Executions, LLC, Merrill Lynch, Pierce, Fenner, VIRTU FINANCIAL BD LLC, INSTINET, LLC, Goldman, Sachs & Co., WEDBUSH SECURITIES INC, Susquehanna Capital Group, Interactive Brokers LLC, Barclays Capital Inc./Le, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Wedbush Securities Inc., Citadel Securities LLC, Knight Capital Americas LLC, BNP Paribas Securities Corp., RBC Capital Market Corp., Keefe, Bruyette & Woods, Inc., Sandler O'Neill & Partners, D.A. Davidson & Co., Investment Technology Group, Knight Capital Americas LLC, Octeg, LLC, and Two Sigma Securities, LLC. These market makers have committed to make a market for the Company's common stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future.

        The information in the following table for 2013 and 2012 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price
			Dividend Per Share
Quarter	High	Low
Year ended December 31, 2013:
Fourth quarter	$8.33	$7.20	$0.03
Third quarter	$7.65	$6.85	$0.03
Second quarter	$7.08	$6.36	$—
First quarter	$7.03	$6.42	$—
Year ended December 31, 2012:
Fourth quarter	$7.10	$6.36	$—
Third quarter	$7.11	$5.96	$—
Second quarter	$6.75	$5.96	$—
First quarter	$6.44	$4.59	$—

        The closing price of our common stock on February 7, 2014 was $8.05 per share as reported by the NASDAQ Global Select Market.

        As of February 7, 2014, there were approximately 609 holders of record of common stock. There are no other classes of common equity outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2013 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,506,504(1)	$11.80	1,727,500(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
Consists of 37,810 options to acquire shares of common stock issued under the Company's 1994 stock option plan, and 1,446,194 options to acquire shares under the Company's Amended and Restated 2004 Equity Plan and 22,500 options to acquire shares under the Company's 2013 Equity Incentive Plan

(2)
Available under the Company's 2013 Equity Incentive Plan.

Performance Graph

        The following graph compares the stock performance of the Company from December 31, 2008 to December 31, 2013, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

        The following chart compares the stock performance of the Company from December 31, 2008 to December 31, 2013, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Heritage Commerce Corp*	100	36	40	42	62	73
S&P 500*	100	123	139	139	158	205
NASDAQ — Total US*	100	144	168	165	191	265
NASDAQ Bank Index*	100	81	91	80	92	128

*
Source: SNL Financial Bank Information Group — (434) 977-1600

ITEM 6 — SELECTED FINANCIAL DATA

        The following table presents a summary of selected financial information that should be read in conjunction with the Company's consolidated financial statements and notes thereto included under Item 8 — "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

 SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$52,786	$52,565	$52,031	$55,087	$62,293
Interest expense	2,600	4,187	5,875	10,512	16,326

Net interest income before provision for loan losses	50,186	48,378	46,156	44,575	45,967
Provision (credit) for loan losses	(816)	2,784	4,469	26,804	33,928

Net interest income after provision for loan losses	51,002	45,594	41,687	17,771	12,039
Noninterest income	7,214	8,865	8,422	8,733	8,027
Noninterest expense	41,722	40,256	39,572	88,127	44,760

Income (loss) before income taxes	16,494	14,203	10,537	(61,623)	(24,694)
Income tax expense (benefit)	4,954	4,294	(834)	(5,766)	(12,709)

Net income (loss)	11,540	9,909	11,371	(55,857)	(11,985)
Dividends and discount accretion on preferred stock	(336)	(1,206)	(2,333)	(2,398)	(2,376)

Net income (loss) available to common shareholders	11,204	8,703	9,038	(58,255)	(14,361)
Less: undistributed earnings allocated to Series C Preferred Stock	1,687	1,527	1,589	N/A	N/A

Distributed and undistributed earnings (loss) allocated to common shareholders	$9,517	$7,176	$7,449	$(58,255)	$(14,361)

PER COMMON SHARE DATA:
Basic net income (loss)(1)	$0.36	$0.27	$0.28	$(3.64)	$(1.21)
Diluted net income (loss)(2)	$0.36	$0.27	$0.28	$(3.64)	$(1.21)
Book value per common share(3)	$5.84	$5.71	$5.30	$4.73	$11.34
Tangible book value per common share(4)	$5.78	$5.63	$5.20	$4.61	$7.38
Pro forma tangible book value per share, assuming Series C
Preferred Stock was converted into common stock(5)	$5.38	$5.25	$4.90	$4.41	$7.38
Weighted average number of shares outstanding — basic	26,338,161	26,303,245	26,266,584	16,026,058	11,820,509
Weighted average number of shares outstanding — diluted	26,386,452	26,329,336	26,270,394	16,026,058	11,820,509
Shares outstanding at period end	26,350,938	26,322,147	26,295,001	26,233,001	11,820,509
Pro forma common shares outstanding at period end, assuming Series C Preferred Stock was converted into common stock(6)	31,951,938	31,923,147	31,896,001	31,834,001	11,820,509
BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$376,021	$419,384	$380,455	$232,165	$109,966
Net loans	$895,749	$793,286	$743,891	$820,845	$1,041,345
Allowance for loan losses	$19,164	$19,027	$20,700	$25,204	$28,768
Goodwill and other intangible assets	$1,527	$2,000	$2,491	$3,014	$46,770
Total assets	$1,491,632	$1,693,312	$1,306,194	$1,246,369	$1,363,870
Total deposits	$1,286,221	$1,479,368	$1,049,428	$993,918	$1,089,285
Securities sold under agreement to repurchase	$—	$—	$—	$5,000	$25,000
Subordinated debt	$—	$9,279	$23,702	$23,702	$23,702
Short-term borrowings	$—	$—	$—	$2,445	$20,000
Total shareholders' equity	$173,396	$169,741	$197,831	$182,152	$172,305
SELECTED PERFORMANCE RATIOS:(7)
Return (loss) on average assets	0.81%	0.73%	0.89%	-4.17%	-0.83%
Return (loss) on average tangible assets	0.81%	0.73%	0.89%	-4.25%	-0.86%
Return (loss) on average equity	6.77%	5.75%	6.02%	-30.82%	-6.68%
Return (loss) on average tangible equity	6.84%	5.83%	6.11%	-35.66%	-9.06%
Net interest margin	3.84%	3.88%	3.94%	3.69%	3.53%
Efficiency ratio, excluding impairment of goodwill	72.69%	70.32%	72.51%	84.31%	82.90%
Average net loans (excludes loans held-for-sale) as a percentage of average deposits	67.26%	67.98%	75.91%	87.53%	98.98%
Average total shareholders' equity as a percentage of average total assets	11.90%	12.72%	14.82%	13.55%	12.46%
SELECTED ASSET QUALITY DATA:(8)
Net (recoveries) charge-offs to average loans	-0.11%	0.57%	1.12%	3.18%	2.59%
Allowance for loan losses to total loans	2.09%	2.34%	2.71%	2.98%	2.69%
Nonperforming loans to total loans plus nonaccrual loans — loans held-for-sale	1.29%	2.24%	2.20%	3.90%	5.83%
Nonperforming assets	$12,393	$19,464	$19,142	$34,399	$64,616
CAPITAL RATIOS:
Total risk-based	15.3%	16.2%	21.9%	20.9%	12.9%
Tier 1 risk-based	14.0%	15.0%	20.6%	19.7%	11.6%
Leverage	11.2%	11.5%	15.3%	14.1%	10.1%

Notes:

(1)
Represents distributed and undistributed earnings (loss) allocated to common shareholders, divided by the average number of shares of common stock outstanding for the respective period. See Note 15 to the consolidated financial statements.

(2)
Represents distributed and undistributed earnings (loss) allocated to common shareholders, divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period. See Note 15 to the consolidated financial statements.

(3)
Represents shareholders' equity minus preferred stock divided by the number of shares of common stock outstanding at the end of the period indicated.

(4)
Represents shareholders' equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at the end of period indicated.

(5)
Represents shareholders' equity minus preferred stock, minus goodwill and other intangible assets divided by the number of shares of common stock outstanding at the end of period indicated, assuming 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock.

(6)
Assumes 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock at December 31, 2013, 2012, 2011, and 2010.

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

  Allowance for Loan Losses

        The allowance for loan losses is an estimate of the losses in our loan portfolio. The allowance is only an estimate of the inherent loss in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance. Our accounting for estimated loan losses is discussed under the heading "Allowance for Loan Losses" and disclosed primarily in Notes 1 and 4 to the consolidated financial statements.

  Loan Sales and Servicing

        The amounts of gains recorded on sales of loans and the initial recording of servicing assets and I/O strips are based on the estimated fair values of the respective components. In recording the initial value of the servicing assets and the fair value of the I/O strips receivable, the Company uses estimates which are made on management's expectations of future prepayment and discount rates as discussed in Notes 1 and 4 to the consolidated financial statements.

  Stock Based Compensation

        We grant stock options to purchase our common stock also to our employees and directors under the 2013 Equity Incentive Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of accounting guidance related to share-based payments. Our results of operations for fiscal years 2013, 2012, and 2011 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.

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

        Our accounting for stock options is disclosed primarily in Notes 1 and 11 to the consolidated financial statements.

  Deferred Tax Assets

        Our net deferred income tax asset arises from temporary differences between the carrying amount of assets and liabilities reported in the financial statements and the amounts used for income tax return purposes. Our accounting for deferred tax assets is discussed under the heading "Income Tax Expense" and disclosed primarily in Notes 1 and 10 to the consolidated financial statements.

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

        The primary activity of the Company is commercial banking. The Company's operations are located in the southern and eastern regions of the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda and Contra Costa. The largest city in this area is San Jose and the Company's market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company also has an SBA loan production office in the Sacramento, California area. The Company's customers are primarily closely held businesses and professionals.

  Performance Overview

        For the year ended December 31, 2013, net income was $11.5 million and net income available to common shareholders was $11.2 million, or $0.36 per average diluted common share, which included dividends on preferred stock of $336,000.(1) For the year ended December 31, 2012, net income was $9.9 million and net income available to common shareholders was $8.7 million, or $0.27 per average diluted common share, which included dividends and discount accretion on preferred stock of $1.2 million. For the year ended December 31, 2011, net income was $11.4 million and net income available to common shareholders was $9.0 million, or $0.28 per average diluted common share, which included a reversal of the $3.7 million partial valuation allowance for deferred tax assets that was established in 2010, and dividends and discount accretion of preferred stock of $2.3 million.

  Significant 2013 Events

  •
  During the third quarter of 2013, the Company completed the redemption of its $9.3 million floating-rate subordinated debt. The Company used available cash and proceeds from a $9.3 million distribution from the Bank for the redemption.

  •
  The Company distributed a $0.03 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis) in the third and fourth quarters of 2013, and distributed a $0.04 per share quarterly cash dividend in the first quarter of 2014.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin, on a full tax equivalent basis, decreased 4 basis points to 3.84% for the year ended December 31, 2013, compared to 3.88% for the year ended December 31, 2012. The decrease in the net interest margin for 2013, compared to 2012 was primarily due to a lower yield on loans, and a higher average balance of short-term deposits at the Federal Reserve Bank.

  •
  Net interest income increased 4% to $50.2 million for the year ended December 31, 2013, compared to $48.4 million for the year ended December 31, 2012, primarily due to an increase in the average balance of loans and a lower cost of funds.

  •
  Asset quality and net recoveries resulted in a credit to the provision for loan losses of $816,000 for the year ended December 31, 2013, compared to a provision for loan losses of $2.8 million for the year ended December 31, 2012. The decrease in the provision for loan losses in 2013 compared to 2012 reflects the improvement in credit quality.

  •
  Noninterest income decreased to $7.2 million for the year ended December 31, 2013, compared to $8.9 million for the year ended December 31, 2012. The decrease was primarily due to a lower gain on sales of securities and SBA loans, and lower servicing income.

  •
  Noninterest expense was $41.7 million for the year ended December 31, 2013, compared to $40.3 million, for the year ended December 31, 2012. The increase in noninterest expense for the year ended December 31, 2013, compared to the same period a year ago, reflects increased salaries

(1)
In our previously reported results for the year ended December 31, 2013 filed with our Current Report on Form 8-K with the SEC on January 27, 2014, we did not include the 2013 third and fourth quarter cash dividend paid to holders of Series C Preferred stock in dividends and discount accretion on preferred stock. The result of including the cash dividend paid to holders of Series C Preferred Stock had the following effect on our previously reported results: (i) net income available to common shareholders was reduced by $168,000 for the third quarter of 2013; (ii) net income available to common shareholders was reduced by $168,000 for the fourth quarter of 2013; and (iii) net income available to common shareholders was reduced by $336,000 for the year ended December 31, 2013. There were no changes to basic net income per share and diluted net income per share for the respective periods.

    and employee benefits expense due to annual merit increases and hiring of additional lending relationship officers.

  •
  The efficiency ratio was 72.69% for the year ended December 31, 2013, compared to 70.32% for the year ended December 31, 2012.

  •
  Income tax expense for the year ended December 31, 2013 was $5.0 million, compared to $4.3 million for the year ended December 31, 2012, and an income tax benefit of $834,000 for the year ended December 31, 2011. Income tax expense for the year ended December 31, 2013 was higher than for the year ended December 31, 2012, due to pre-tax income being higher by a comparable amount. The income tax benefit for the year ended December 31, 2011 included the reversal of the $3.7 million partial valuation allowance for deferred tax assets that was established in 2010.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, interest-bearing deposits in other financial institutions and securities available-for-sale decreased 47% to $392.7 million at December 31, 2013, compared to $741.5 million at December 31, 2012. Excluding the Company's excess funds held at the Federal Reserve Bank offsetting the short-term deposits of $46.5 million at December 31, 2013, and $271.9 million at December 31, 2012, cash, interest-bearing deposits in other financial institutions and securities available-for-sale at December 31, 2013 decreased 26% from December 31, 2012.

  •
  Securities held-to-maturity, at amortized cost, were $95.9 million at December 31, 2013, compared to $51.5 million at December 31, 2012. The increase in the investment securities held-to-maturity portfolio at December 31, 2013, from December 31, 2012, was primarily due to purchases of higher yielding municipal bonds with favorable tax benefits, which the Company intends to hold until maturity.

  •
  Total loans, excluding loans held-for-sale, increased $102.6 million, or 13%, to $914.9 million at December 31, 2013, compared to $812.3 million at December 31, 2012.

  •
  Classified assets (net of SBA guarantees) decreased 36% to $23.6 million at December 31, 2013, compared to $36.8 million at December 31, 2012.

  •
  The allowance for loan losses at December 31, 2013 was $19.2 million, or 2.09% of total loans, representing 162.16% of nonperforming loans. The allowance for loan losses at December 31, 2012 was $19.0 million, or 2.34% of total loans, representing 104.58% of nonperforming loans.

  •
  Nonperforming assets were $12.4 million, or 0.83% of total assets at December 31, 2013, compared to $19.5 million, or 1.15% of total assets at December 31, 2012.

  •
  Net loan recoveries were $953,000 for the year ended December 31, 2013, compared to net loan charge-offs of $4.5 million for the year ended December 31, 2012.

  •
  Total deposits decreased 13% to $1.29 billion at December 31, 2013, compared to $1.48 billion at December 31, 2012. Deposits (excluding all time deposits, CDARS deposits, and short-term deposits from one customer of $19.0 million at December 31, 2013 and $271.9 million at December 31, 2012) increased $70.8 million, or 8%, to $954.6 million at December 31, 2013, from $883.8 million at December 31, 2012.

  •
  The ratio of noncore funding (which consists of time deposits — $100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 19.51% at December 31, 2013, compared to 17.63% at December 31, 2012. Excluding the Company's excess funds held at the Federal Reserve Bank offsetting the short-term deposits of $46.5 million at December 31, 2013, and $271.9 million at December 31, 2012, the ratio of noncore funding to total assets was 18.23% at December 31, 2013, and 21.00% at December 31, 2012.

  •
  The loan to deposit ratio was 71.13% at December 31, 2013, compared to 54.91% at December 31, 2012. The loan to deposit ratio was 73.80% at December 31, 2013, and 67.27% at December 31, 2012, excluding the short-term deposits of $46.5 million and $271.9 million at the respective periods.

  •
  Although the redemption of the $9.3 million floating-rate subordinated debt reduced regulatory capital levels, capital ratios exceed regulatory requirements for a well-capitalized financial institution at the holding company and bank level at December 31, 2013:

Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce	Well-Capitalized Financial Institution Regulatory Guidelines
Total Risk-Based	15.3%	13.9%	10.0%
Tier 1 Risk-Based	14.0%	12.6%	6.0%
Leverage	11.2%	10.1%	5.0%

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

        During the fourth quarters of both 2013 and 2012, the Company received a significantly large amount of deposits from one customer, which were placed in the Bank on a short-term basis. As a result of the short-term nature of the deposits, the funds were placed in low interest earning deposits at the Federal Reserve Bank. In the fourth quarter of 2013, these deposits totaled $194.1 million in a combination of noninterest-bearing demand deposit and money market accounts, of which $19.0 million remained in a money market account at December 31, 2013. In the fourth quarter of 2012, these deposits totaled $467.5 million in a noninterest-bearing demand deposit account, of which $195.6 million were withdrawn prior to year end, for a net outstanding balance of $271.9 million at December 31, 2012. An additional $233.7 million of these deposits were withdrawn in January 2013, as originally planned by the customer.

        During the fourth quarter of 2013, the Company received $27.5 million in deposits from a law firm for legal settlements which were placed in a CDARS money market account. All of the $27.5 million in deposits from the law firm were withdrawn in the first quarter of 2014. As a result of the short-term nature of the deposits, these funds were also placed in low interest earning deposits at the Federal Reserve Bank.

        The Company had $55.5 million in brokered deposits at December 31, 2013, compared to $97.8 million at December 31, 2012. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators increased to $37.6 million at December 31, 2013, compared to $21.4 million at December 31, 2012. Certificates of deposit from the State of California totaled $98.0 million at December 31, 2013, compared to $85.0 million at December 31, 2012. Primarily due to $27.5 million in deposits received from a law firm for legal settlements, CDARS money market and time deposits increased to $40.5 million at December 31, 2013, compared to $10.2 million at December 31, 2012. Deposits (excluding all time deposits, CDARS deposits, and short-term deposits from one customer of $19.0 million at December 31, 2013 and $271.9 million at December 31, 2012) increased $70.8 million, or 8%, to $954.6 million at December 31, 2013, from $883.8 million at December 31, 2012.

  Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At December 31, 2013, we had $112.6 million in cash and cash equivalents and approximately $421.8 million in available borrowing capacity from various sources including the FHLB, the FRB, and Federal funds facilities with several financial institutions. The Company also had $222.5 million in unpledged securities available at December 31, 2013. Our loan to deposit ratio increased to 71.13% at December 31, 2013, compared to 54.91% at December 31, 2012, primarily due to an increase in loans and the large demand deposits of one customer at December 31, 2012. The loan to deposit ratio was 73.80% at December 31, 2013, and 67.27% at December 31, 2012, excluding the short-term deposits of $46.5 million and $271.9 million at the respective periods.

  Lending

        Our lending business originates primarily through our branch offices located in our primary markets. The Company also has an additional SBA loan production office in Lincoln, California. Total loans, excluding loans held-for-sale, increased $102.6 million, or 13%, to $914.9 million at December 31, 2013, compared to $812.3 million at December 31, 2012. The total loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 43% of the portfolio at December 31, 2013. Commercial and residential real estate loans accounted for 46% of the total loan portfolio at December 31, 2013, of which 48% were owner-occupied by businesses. Consumer and home equity loans accounted for 8% of the total loan portfolio, and land and construction loans accounted for the remaining 3% of our total loan portfolio at December 31, 2013. The yield on the loan portfolio was 4.92% for the year ended December 31, 2013, compared to 5.18% for the year ended December 31, 2012. The decrease in the yield on the loan portfolio for the year ended December 31, 2013, compared to the same period in 2012, was primarily the result of lower yields on renewals.

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

  Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. The Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Noninterest expense for the year ended December 31, 2013 was $41.7 million, compared to $40.3 million a year ago. The increase in noninterest expense for the year ended December 31, 2013, compared to the same period a year ago, reflects increased salaries and employee benefits expense due to annual salary increases and hiring of additional lending relationship officers.

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

        On June 21, 2010, HCC issued to various institutional investors 53,996 shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 21,004 shares of

Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") for an aggregate purchase price of $75 million. On September 16, 2010, the Series B Preferred Stock in accordance with its terms was converted into 14,398,992 shares of common stock of HCC at a conversion price of $3.75 per share, and the shares of Series B Preferred Stock ceased to be outstanding. The Series C Preferred Stock remains outstanding and is convertible into 5,601,000 shares of common stock. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock.

        On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve, the Company repurchased all shares of the Series A Preferred Stock and paid the related accrued and unpaid dividends. The repurchase of the Series A Preferred Stock eliminates $2.0 million in annual dividends. On June 12, 2013, the Company completed the repurchase of the common stock warrant for $140,000.

        During the third quarter of 2012, the Company completed the redemption of $14 million fixed-rate subordinated debt, and during the third quarter of 2013, the Company completed the redemption of its remaining $9 million of floating rate subordinated debt.

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

Distribution, Rate and Yield

	Year Ended December 31,
	2013			2012			2011
	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$845,303	$41,570	4.92%	$787,032	$40,800	5.18%	$804,068	$42,769	5.32%
Securities — taxable	339,778	9,472	2.79%	404,913	11,519	2.84%	297,231	9,088	3.06%
Securities — tax exempt(2)	61,636	2,355	3.83%	4,575	172	3.77%	—	—	N/A
Federal funds sold and interest-bearing deposits in other financial institutions	83,219	214	0.26%	52,500	134	0.26%	68,878	174	0.25%

Total interest earning assets(2)	1,329,936	53,611	4.03%	1,249,020	52,625	4.21%	1,170,177	52,031	4.45%

Cash and due from banks	23,510			21,583			21,077
Premises and equipment, net	7,500			7,774			8,022
Goodwill and other intangible assets	1,774			2,258			2,762
Other assets	68,678			72,799			73,172

Total assets	$1,431,398			$1,353,434			$1,275,210

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$427,299			$392,131			$334,676
Demand, interest-bearing	172,615	246	0.14%	150,476	223	0.15%	133,538	238	0.18%
Savings and money market	308,510	544	0.18%	288,980	611	0.21%	279,250	892	0.32%
Time deposits — under $100	23,069	80	0.35%	27,337	132	0.48%	31,549	230	0.73%
Time deposits — $100 and Over	194,587	747	0.38%	167,804	958	0.57%	131,756	1,298	0.99%
Time deposits — brokered	75,968	745	0.98%	91,278	867	0.95%	92,278	1,217	1.32%
CDARS — money market and time deposits	17,996	7	0.04%	5,756	9	0.16%	16,403	67	0.41%

Total interest-bearing deposits	792,745	2,369	0.30%	731,631	2,800	0.38%	684,774	3,942	0.58%

Total deposits	1,220,044	2,369	0.19%	1,123,762	2,800	0.25%	1,019,450	3,942	0.39%
Subordinated debt	5,816	229	3.94%	19,052	1,383	7.26%	23,702	1,871	7.89%
Securities sold under agreement to repurchase	—	—	N/A	—	—	N/A	712	24	3.37%
Short-term borrowings	129	2	1.55%	1,518	4	0.26%	933	38	4.07%

Total interest-bearing liabilities	798,690	2,600	0.33%	752,201	4,187	0.56%	710,121	5,875	0.83%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,225,989	2,600	0.21%	1,144,332	4,187	0.37%	1,044,797	5,875	0.56%
Other liabilities	35,018			36,909			41,473

Total liabilities	1,261,007			1,181,241			1,086,270
Shareholders' equity	170,391			172,193			188,940

Total liabilities and shareholders' equity	$1,431,398			$1,353,434			$1,275,210

Net interest income(2) / margin		51,011	3.84%		48,438	3.88%		46,156	3.94%
Less tax equivalent adjustment(2)		(825)			(60)			—

Net interest income		$50,186			$48,378			$46,156

(1)
Includes loans held-for-sale. Yields and amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

(2)
Reflects tax equivalent adjustment for tax exempt income based on a 35% federal tax rate.

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

Volume and Rate Variances

	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$2,848	$(2,078)	$770	$(851)	$(1,118)	$(1,969)
Securities — taxable	(1,825)	(222)	(2,047)	3,078	(647)	2,431
Securities — tax exempt(1)	2,180	3	2,183	172	—	172
Federal funds sold and interest-bearing deposits in other financial institutions	77	3	80	(45)	5	(40)

Total interest income on interest earning assets(1)	3,280	(2,294)	986	2,354	(1,760)	594

Expense from the interest-bearing liabilities:
Demand, interest-bearing	35	(12)	23	23	(38)	(15)
Savings and money market	24	(91)	(67)	25	(306)	(281)
Time deposits — under $100	(16)	(36)	(52)	(19)	(79)	(98)
Time deposits — $100 and over	109	(320)	(211)	207	(547)	(340)
Time deposits — brokered	(150)	28	(122)	(10)	(340)	(350)
CDARS — money market and time deposits	5	(7)	(2)	(17)	(41)	(58)
Subordinated debt	(522)	(632)	(1,154)	(338)	(150)	(488)
Securities sold under agreement to repurchase	—	—	—	(24)	—	(24)
Short-term borrowings	(22)	20	(2)	2	(36)	(34)

Total interest expense on interest-bearing liabilities	(537)	(1,050)	(1,587)	(151)	(1,537)	(1,688)

Net interest income(1)	$3,817	$(1,244)	2,573	$2,505	$(223)	2,282

Less tax equivalent adjustment(1)			(765)			(60)

Net interest income			$1,808			$2,222

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% federal tax rate.

        The Company's net interest margin, expressed as a percentage of average earning assets was 3.84% for 2013, a decrease of 4 basis points compared to 3.88% for 2012, principally due to a lower yield on loans, and a higher average balance of short-term deposits at the Federal Reserve Bank. The Company's net interest margin for 2012 decreased 6 basis points from 3.94% for 2011, principally due to lower yields on loans and securities, partially offset by a lower cost of funds.

        Net interest income for the year ended December 31, 2013 increased $1.8 million to $50.2 million, compared to $48.4 million a year ago, primarily due to an increase in the average balance of loans and a lower cost of funds. Net interest income for the year ended December 31, 2012 increased $2.2 million to

$48.4 million, compared to $46.2 million for the year ended December 31, 2011, primarily due to a an increase in the average balance of investment securities, and a decrease in the rates paid on interest-bearing liabilities, partially offset by a decrease in the average balance of loans.

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

        The Company had a credit to the provision for loan losses of $816,000 for the year ended December 31, 2013, compared to a provision for loan losses of $2.8 million for the year ended December 31, 2012, and a provision for loan losses of $4.5 million for the year ended December 31, 2011. The decrease in the provision for loan losses in 2013 compared to 2012 and 2011 was primarily the result of net recoveries in 2013, combined with improvement in credit quality, partially offset by loan growth.

        The allowance for loan losses represented 2.09%, 2.34% and 2.71% of total loans at December 31, 2013, 2012 and 2011, respectively. The decrease in the allowance for loan losses to total loans at December 31, 2013, compared to prior periods, was primarily due to a decline in problem loans, as well as a decline in historical charge-off levels. Annualized net recoveries as a percentage of average loans were -0.11% as of December 31, 2013, as compared to net charge-offs as a percentage of average loans of 0.57% as of December 31, 2012, and net charge-offs as a percentage of average loans of 1.12% as of December 31, 2011. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses."

  Noninterest Income

        The following table sets forth the various components of the Company's noninterest income:

	Year Ended December 31,			Increase (decrease) 2013 versus 2012		Increase (decrease) 2012 versus 2011
	2013	2012	2011	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,457	$2,333	$2,355	$124	5%	$(22)	-1%
Increase in cash surrender value of life insurance	1,654	1,720	1,706	(66)	-4%	14	1%
Servicing income	1,446	1,743	1,743	(297)	-17%	—	0%
Gain on sales of SBA loans	449	702	1,461	(253)	-36%	(759)	-52%
Gain on sales of securities	38	1,560	459	(1,522)	-98%	1,101	240%
Other	1,170	807	698	363	45%	109	16%

Total	$7,214	$8,865	$8,422	$(1,651)	-19%	$443	5%

        The decrease in noninterest income for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to a lower gain on sales of securities and SBA loans, and lower servicing income. The increase in noninterest income for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to a higher gain on sales of securities, partially offset by a lower gain on sales of SBA loans.

        The Company sold $26.9 million of agency mortgage-backed securities for a net gain of $38,000 during the year ended December 31, 2013, compared to a $1.6 million gain during the year ended December 31, 2012, and a $459,000 net gain during the year ended December 31, 2011.

        A portion of the Company's noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2013, SBA loan sales resulted in a $449,000 gain, compared to a $702,000 gain on sales of SBA loans in 2012, and a $1.5 million gain on sales of SBA loans in 2011. The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        The increase in cash surrender value of life insurance approximates a 3.43% after tax yield on the policies. To realize this tax advantaged yield the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

  Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense:

	Year Ended December 31,			Increase (decrease) 2013 versus 2012		Increase (decrease) 2012 versus 2011
	2013	2012	2011	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$23,450	$21,722	$20,574	$1,728	8%	$1,148	6%
Occupancy and equipment	4,043	3,997	4,083	46	1%	(86)	-2%
Professional fees	2,588	2,876	2,861	(288)	-10%	15	1%
Software subscriptions	1,289	1,149	1,078	140	12%	71	7%
Low income housing investment losses	1,252	1,195	1,035	57	5%	160	15%
Data processing	1,078	983	876	95	10%	107	12%
Insurance expense	1,032	911	941	121	13%	(30)	-3%
FDIC deposit insurance premiums	894	918	1,294	(24)	-3%	(376)	-29%
Correspondent bank charges	684	611	545	73	12%	66	12%
Premium on redemption of subordinated debt	—	601	—	(601)	-100%	601	N/A
Foreclosed assets	(251)	(45)	389	(206)	-458%	(434)	-112%
Other	5,663	5,338	5,896	325	6%	(558)	-9%

Total	$41,722	$40,256	$39,572	$1,466	4%	$684	2%

        The following table indicates the percentage of noninterest expense in each category:

  Noninterest Expense by Category

	2013		2012		2011
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$23,450	56%	$21,722	54%	$20,574	52%
Occupancy and equipment	4,043	10%	3,997	10%	4,083	10%
Professional fees	2,588	6%	2,876	7%	2,861	7%
Software subscriptions	1,289	3%	1,149	3%	1,078	3%
Low income housing investment losses	1,252	3%	1,195	3%	1,035	3%
Data processing	1,078	3%	983	2%	876	2%
Insurance expense	1,032	2%	911	2%	941	3%
FDIC deposit insurance premiums	894	2%	918	2%	1,294	3%
Correspondent bank charges	684	2%	611	2%	545	1%
Premium on redemption of subordinated debt	—	0%	601	2%	—	0%
Foreclosed assets	(251)	-1%	(45)	0%	389	1%
Other	5,663	14%	5,338	13%	5,896	15%

Total	$41,722	100%	$40,256	100%	$39,572	100%

        Noninterest expense for the year ended December 31, 2013 increased 4% to $41.7 million, compared to $40.3 million for the year ended December 31, 2012. The increase from year to year was primarily due to increased salaries and employee benefits expense. Salaries and employee benefits increased $1.7 million, or 8%, for the year ended December 31, 2013 from the year ended December 31, 2012, primarily due to annual merit increases and hiring of additional lending relationship officers. Full-time equivalent employees were 193, 190, and 189 at December 31, 2013, 2012, and 2011, respectively. Software subscriptions and data processing expense increased $235,000, or 11%, for 2013 from 2012, primarily due to one-time system conversion costs. Other noninterest expense increased in 2013, compared to 2012 primarily due to higher credit related costs and recruiting expenses. These increases were partially offset by a decrease in the premium on redemption of subordinated debt, lower professional, fees and lower foreclosed assets expense. There was a gain on the sale of foreclosed assets of $243,000 for 2013, compared to a gain of $395,000 for 2012.

        Noninterest expense for the year ended December 31, 2012 increased 2% to $40.3 million, compared to $39.6 million for the year ended December 31, 2011. The increase from year to year primarily resulted from the early pay off premium on the redemption of the $14 million fixed-rate subordinated debt, and an increase in salaries and employee benefits. The early payoff premium on the redemption of the $14 million fixed-rate subordinated debt resulted in a $601,300 charge during the year ended December 31, 2012. Salaries and employee benefits increased $1.1 million, or 6%, for the year ended December 31, 2012 from the year ended December 31, 2011, primarily due to higher health insurance premiums and the addition of seasoned bankers in our lending group. FDIC deposit insurance premiums decreased $376,000, or 29%, for the year ended December 31, 2012, compared to 2011 due to a decrease in the FDIC deposit assessment rate as the Company's risk profile improved. Foreclosed assets expense decreased $434,000, or 112%, for 2012, compared to 2011 due to a gain on the disposition of foreclosed assets. Other noninterest expense decreased in 2012, compared to 2011 due to lower credit related costs and management's efforts to control expenses.

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

        The Company's Federal and state income tax expense in 2013 was $5.0 million, compared to $4.3 million in 2012, and an income tax benefit of $834,000 in 2011. The income tax benefit of $834,000 in 2011 included the elimination of a $3.7 million partial valuation allowance for the Company's deferred tax asset. The following table shows the effective income tax rates for the dates indicated:

	For the Year Ended December 31,
	2013	2012	2011
Effective income tax rate	30.0%	30.2%	-7.9%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of tax exempt securities, the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, Enterprise Zone tax credits, hiring credits, and the deferred tax asset valuation allowance.

        The Company has total net investments of $1.2 million in low-income housing limited partnerships as of December 31, 2013. These investments have generated annual tax credits of approximately $727,000 for the year ended December 31, 2013, $845,000 for the year ended December 31, 2012, and $846,000 for the year ended December 31, 2011. The Company had California Enterprise Zone tax savings of approximately $153,000 for the year ended December 31, 2013, $138,000 for the year ended December 31, 2012, and $157,000 for the year ended December 31, 2011. The California legislature eliminated the Enterprise Zone tax deduction beginning January 1, 2014.

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

        The Company had net deferred tax assets of $23.3 million and $19.3 million at December 31, 2013, and December 31, 2012, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at December 31, 2013 and December 31, 2012 will be fully realized in future years.

Financial Condition

        As of December 31, 2013, total assets were $1.49 billion, a decrease of 12% compared to $1.69 billion at December 31, 2012. Excluding the Company's excess funds held at the Federal Reserve Bank offsetting the short-term deposits of $46.5 million at December 31, 2013, and $271.9 million at December 31, 2012, total assets at December 31, 2013 increased 2% from December 31, 2012. The investment securities available-for-sale portfolio totaled $280.1 million at December 31, 2013, a decrease of 24% from $367.9 million at December 31, 2012. In addition, securities held-to-maturity totaled $95.9 million at December 31, 2013, compared to $51.5 million at December 31, 2012. The total loan portfolio, excluding loans held-for-sale, was $914.9 million, an increase of 13% from $812.3 million at year-end 2012.

        Total deposits were $1.29 billion at December 31, 2013, a decrease of 13% from $1.48 billion at year-end 2012. Deposits (excluding all time deposits, CDARS deposits, and short-term deposits from one customer of $19.0 million at December 31, 2013 and $271.9 million at December 31, 2012) increased $70.8 million, or 8%, to $954.6 million at December 31, 2013, from $883.8 million at December 31, 2012. There was no subordinated debt at December 31, 2013, compared to $9.3 million at December 31, 2012, as a result of the redemption of $9.0 million fixed-rate subordinated debt during the third quarter of 2013.

  Securities Portfolio

        The following table reflects the balances for each category of securities at year-end:

Investment Portfolio

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$207,644	$291,244	$350,348
Corporate bonds	52,046	55,588	—
Trust preferred securities	20,410	21,080	30,107

Total	$280,100	$367,912	$380,455

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$15,932	$16,659	$—
Municipals — Tax Exempt	79,989	34,813	—

	$95,921	$51,472	$—

        The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2013:

	December 31, 2013 Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$84,744	2.82%	$122,900	2.80%	$—	—	$207,644	2.81%
Corporate bonds	6,618	2.79%	45,428	3.08%	—	—	52,046	3.05%
Trust preferred securities	—	—	—	—	20,410	4.87%	20,410	4.87%

	$91,362	2.82%	$168,328	2.88%	$20,410	4.87%	$280,100	3.00%
Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$6,634	2.54%	$—	0.00%	$9,298	3.60%	$15,932	3.16%
Municipals — Tax Exempt(1)	1,229	4.36%	12,842	4.25%	65,918	3.84%	79,989	3.91%

	$7,863	2.83%	$12,842	4.25%	$75,216	3.81%	$95,921	3.79%

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

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Prior to the third quarter of 2012, the Company's securities were all classified under existing accounting rules as "available-for-sale" to allow flexibility for the management of the portfolio. During the third quarter of 2012, the Company evaluated its available-for-sale portfolio and reclassified at fair value approximately $16.4 million of the mortgage-backed securities with higher price volatility and longer maturities to the held-to-maturity category. The related unrealized after-tax gains of $465,000 at December 31, 2013, remained in accumulated other comprehensive income and will be amortized over the remaining life of the securities as an adjustment to yield, offsetting the related amortization of the premium or accretion of the discount on the transferred securities. No gains or losses were recognized at the time of reclassification. Management considers the held-to-maturity classification of these investment securities to be appropriate based on the Company's positive intent and ability to hold these securities to maturity. The increase in the investment securities held-to-maturity portfolio at December 31, 2013, from December 31, 2012, was primarily due to purchases of higher yielding municipal bonds with favorable tax benefits, which the Company intends to hold until maturity. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities.

        The investment securities available-for-sale portfolio totaled $280.1 million at December 31, 2013, a decrease of 24% from $367.9 million at December 31, 2012. At December 31, 2013, the securities available-for-sale portfolio was comprised of $207.6 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $52.1 million of corporate bonds, and $20.4 million of single entity issue trust preferred securities.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $95.9 million at December 31, 2013, compared to $51.5 million at December 31, 2012. At December 31, 2013, the investment securities held-to-maturity portfolio was comprised of $80.0 million of tax-exempt municipal bonds, and $15.9 million of agency mortgage-backed securities.

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

        Gross loans, excluding loans held-for-sale, represented 61% of total assets at December 31, 2013, as compared to 48% of total assets at December 31, 2012 (63% and 57% of total assets, excluding the excess funds held at the Federal Reserve Bank offsetting the short-term deposits of $46.5 million and $271.9 million at the respective year-end periods). The ratio of loans to deposits increased to 71.13% at December 31, 2013 from 54.91% December 31, 2012. Excluding the short-term deposits, the loan to deposit ratio was 73.80% at December 31, 2013, and 67.27% at December 31, 2012.

        The Loan Distribution table that follows sets forth the Company's gross loans outstanding, excluding loans held-for-sale, and the percentage distribution in each category at the dates indicated.

Loan Distribution

	December 31,
	2013	% to Total	2012	% to Total	2011	% to Total	2010	% to Total	2009	% to Total
	(Dollars in thousands)
Commercial	$393,074	43%	$375,469	46%	$366,590	48%	$378,412	45%	$427,177	40%
Real estate:
Commercial and residential	423,288	46%	354,934	44%	311,479	41%	337,457	40%	400,731	37%
Land and construction	31,443	3%	22,352	3%	23,016	3%	62,356	7%	182,871	17%
Home equity	51,815	6%	43,865	5%	52,017	7%	53,697	6%	51,368	5%
Consumer	15,677	2%	15,714	2%	11,166	1%	13,244	2%	7,181	1%

Loans	915,297	100%	812,334	100%	764,268	100%	845,166	100%	1,069,328	100%
Deferred loan (fees) costs, net	(384)	—	(21)	—	323	—	883	—	785	—

Loans, including deferred fees and costs	914,913	100%	812,313	100%	764,591	100%	846,049	100%	1,070,113	100%

Allowance for loan losses	(19,164)		(19,027)		(20,700)		(25,204)		(28,768)

Loans, net	$895,749		$793,286		$743,891		$820,845		$1,041,345

        The Company's loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the balance in land development and construction and home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 55% of its gross loans were secured by real property as of December 31, 2013, compared to 52% as of December 31, 2012. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

        The Company has established concentration limits in its loan portfolio for commercial real estate loans, commercial loans, construction loans and unsecured lending, among others. All loan types are within established limits. The Company uses underwriting guidelines to assess the borrowers' historical cash flow to determine debt service, and we further stress test the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow the Company to react to a borrower's deteriorating financial condition, should that occur.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2013, loans were sold resulting in a gain on sales of SBA loans of $449,000, compared to a gain on sales of SBA loans of $702,000 for 2012, and $1.5 million for 2011.

        As of December 31, 2013, commercial and residential real estate loans of $423.3 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The commercial and residential real estate loans at December 31, 2013 consist of $203.4 million, or 48% of commercial owner occupied properties, $219.4 million, or 52%, of commercial investment properties, and $480,000, or less than 1%, of residential properties. Properties securing the commercial and residential real estate loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and we have extensive controls for the disbursement process. The projects are typically infill construction in strong markets. Land and construction loans increased $9.0 million to $31.4 million at December 31, 2013, from $22.4 million at December 31, 2012. The level of our construction lending is significantly lower than it was five years ago.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $26.3 million and $43.8 million at December 31, 2013, respectively.

  Loan Maturities

        The following table presents the maturity distribution of the Company's loans as of December 31, 2013. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of December 31, 2013, approximately 59% of the Company's loan portfolio consisted of floating interest rate loans.

Loan Maturities

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$286,916	$40,088	$66,070	$393,074
Real estate:
Commercial and residential	82,186	191,659	149,443	423,288
Land and construction	30,943	500	—	31,443
Home equity	49,166	1,344	1,305	51,815
Consumer	15,259	340	78	15,677

Loans	$464,470	$233,931	$216,896	$915,297

Loans with variable interest rates	$413,703	$60,447	$68,828	$542,978
Loans with fixed interest rates	50,767	173,484	148,068	372,319

Loans	$464,470	$233,931	$216,896	$915,297

  Loan Servicing

        As of December 31, 2013, 2012, and 2011 there were $135.5 million, $150.2 million, and $171.0 million, respectively, in SBA loans that were serviced by the Company for others. Activity for loan servicing rights was as follows:

	2013	2012	2011
	(Dollars in thousands)
Beginning of year balance	$709	$792	$915
Additions	106	184	294
Amortization	(290)	(267)	(417)

End of year balance	$525	$709	$792

        Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2013 and 2012, as the fair market value of the assets was greater than the carrying value.

        I/O strip receivables relate to the excess servicing assets on loans sold prior to 2009. Activity for the I/O strip receivable was as follows:

	2013	2012	2011
	(Dollars in thousands)
Beginning of year balance	$1,786	$2,094	$2,140
Amortization	—	—	(96)
Unrealized holding gain (loss)	(139)	(308)	50

End of year balance	$1,647	$1,786	$2,094

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well-secured and in the process of collection); and foreclosed assets. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Foreclosed assets consist of properties and other assets acquired by foreclosure or similar means that management is offering or will offer for sale.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

Nonperforming Assets

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans — held-for-sale	$—	$—	$186	$2,026	$—
Nonaccrual loans — held-for-investment	11,326	17,335	14,353	28,821	59,480
Restructured and loans 90 days past due and still accruing	492	859	2,291	2,256	2,895

Total nonperforming loans	11,818	18,194	16,830	33,103	62,375
Foreclosed assets	575	1,270	2,312	1,296	2,241

Total nonperforming assets	$12,393	$19,464	$19,142	$34,399	$64,616

Nonperforming assets as a percentage of loans plus nonaccrual loans held-for-sale plus foreclosed assets	1.35%	2.39%	2.50%	4.05%	6.03%
Nonperforming assets as a percentage of total assets	0.83%	1.15%	1.47%	2.76%	4.74%

        The following table presents nonperforming loans by class at year end:

	2013			2012
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$4,414	$492	$4,906	$7,852	$859	$8,711
Real estate:
Commercial and residential	4,363	—	4,363	4,676	—	4,676
Land and construction	1,761	—	1,761	2,223	—	2,223
Home equity	666	—	666	2,437	—	2,437
Consumer	122	—	122	147	—	147

Total	$11,326	$492	$11,818	$17,335	$859	$18,194

        Nonperforming assets were $12.4 million, or 0.83% of total assets, at December 31, 2013, compared to $19.5 million, or 1.15% of total assets, at December 31, 2012. Excluding the Company's excess funds held at the Federal Reserve Bank offsetting the short-term deposits of $46.5 million at December 31, 2013, and $271.9 million at December 31, 2012, nonperforming assets to total assets were 0.86% and 1.37% at the respective year-end periods. Included in total nonperforming assets were foreclosed assets of $575,000 at December 31, 2013, compared to $1.3 million at December 31, 2012. The decline in nonperforming assets at December 31, 2013 was primarily due to loan payoffs, charge-offs, and upgrades in nonperforming loans' risk categories.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	December 31, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$380,806	$12,268	$393,074	$355,440	$20,029	$375,469
Real estate:
Commercial and residential	416,992	6,296	423,288	345,045	9,889	354,934
Land and construction	29,682	1,761	31,443	18,858	3,494	22,352
Home equity	48,818	2,997	51,815	41,187	2,678	43,865
Consumer	15,336	341	15,677	15,321	393	15,714

Total	$891,634	$23,663	$915,297	$775,851	$36,483	$812,334

        Classified loans in the table above are gross of SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	For the Year Ended December 31, 2013
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2013	$2,309	$1,798	$4,107
Principal repayments	(1,630)	(125)	(1,755)
Net charge-offs	—	(372)	(372)
Change in TDR classification	(187)	187	—
New modifications	—	1,742	1,742

Balance at December 31, 2013	$492	$3,230	$3,722

	For the Year Ended December 31, 2012
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2012	$3,073	$4,323	$7,396
Principal repayments	(1,014)	(2,338)	(3,352)
Net charge-offs	(131)	—	(131)
Change in TDR classification	294	(294)	—
New modifications	87	107	194

Balance at December 31, 2012	$2,309	$1,798	$4,107

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $23.6 million at December 31, 2013, $36.8 million at December 31, 2012, and $59.5 million at December 31, 2011. There were no loans held-for-sale included in classified assets at December 31, 2013 and December 31, 2012. Included in classified assets at December 31, 2011 were $413,000 of loans held-for-sale. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

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

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

Allowance for Loan Losses

	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$19,027	$20,700	$25,204	$28,768	$25,007
Charge-offs:
Commercial	(1,676)	(3,935)	(7,559)	(7,098)	(16,512)
Real estate:
Commercial and residential	(173)	(1,362)	(1,599)	(6,763)	(1,610)
Land and construction	(1)	(133)	(1,757)	(17,927)	(12,588)
Home equity	(102)	(33)	—	(25)	(764)
Consumer	—	—	(8)	(354)	(60)

Total charge-offs	(1,952)	(5,463)	(10,923)	(32,167)	(31,534)
Recoveries:
Commercial	2,621	776	678	837	1,187
Real estate:
Commercial and residential	274	230	381	5	10
Land and construction	—	—	879	921	170
Home equity	9	—	9	36	—
Consumer	1	—	3	—	—

Total recoveries	2,905	1,006	1,950	1,799	1,367

Net recoveries (charge-offs)	953	(4,457)	(8,973)	(30,368)	(30,167)
Provision (credit) for loan losses	(816)	2,784	4,469	26,804	33,928

Balance, end of year	$19,164	$19,027	$20,700	$25,204	$28,768

RATIOS:
Net (recoveries) charge-offs to average loans*	-0.11%	0.57%	1.12%	3.18%	2.59%
Allowance for loan losses to total loans*	2.09%	2.34%	2.71%	2.98%	2.69%
Allowance for loan losses to nonperforming loans, excluding nonaccrual loans held-for-sale	162.16%	104.58%	124.37%	81.10%	46.12%

*
Excludes loans held-for-sale

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

Allocation of Loan Loss Allowance

	December 31,
	2013		2012		2011		2010		2009
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$12,533	43%	$12,866	46%	$13,215	48%	$13,952	45%	$12,687	40%
Real estate:
Commercial and residential	4,922	46%	4,609	44%	6,203	41%	5,500	40%	3,467	37%
Land and construction	356	3%	399	3%	594	3%	4,271	7%	11,492	17%
Home equity	1,270	6%	1,026	5%	541	7%	592	6%	993	5%
Consumer	83	2%	127	2%	147	1%	889	2%	129	1%

Total	$19,164	100%	$19,027	100%	$20,700	100%	$25,204	100%	$28,768	100%

        The allowance for loan losses totaled $19.2 million, or 2.09% of total loans at December 31, 2013, compared to $19.0 million, or 2.34% of total loans at December 31, 2012. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net recoveries of $953,000, or 0.11% of average loans, for the year ended December 31, 2013, compared to net charge-offs of $4.5 million, or 0.57% of average loans, for the year ended December 31, 2012. The allowance for loan losses related to the commercial portfolio decreased $333,000 at December 31, 2013 from December 31, 2012, as a result of a credit to the provision for loan losses of $1.3 million and net recoveries of $945,000. The decrease in the allowance for loan losses was primarily due to a decline in problem loans and historical charge off levels. The allowance for loan losses related to the real estate portfolio increased $514,000 at December 31, 2013 from December 31, 2012, as a result of a provision for loan losses of $507,000 and net recoveries of $7,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of real estate loans outstanding, partially offset by a decline in problem loans and historical charge off levels.

  Deposits

        The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections in this report. The Company's liquidity is impacted by the volatility of deposits or other funding instruments or, in other words, by the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in California, and the Company's market area in particular, weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

Deposits

	Year Ended December 31,
	2013		2012		2011
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$431,085	34%	$727,684	49%	$344,303	33%
Demand, interest-bearing	195,451	15%	155,951	10%	134,119	13%
Savings and money market	347,052	27%	272,047	18%	282,478	27%
Time deposits — under $100	21,646	2%	25,157	2%	28,557	2%
Time deposits — $100 and over	195,005	15%	190,502	13%	168,874	16%
Time deposits — brokered	55,524	4%	97,807	7%	84,726	8%
CDARS — money market and time deposits	40,458	3%	10,220	1%	6,371	1%

Total deposits	$1,286,221	100%	$1,479,368	100%	$1,049,428	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States of America. At December 31, 2013 and 2012, less than 8% and 6%, respectively, of deposits were from public sources.

        Deposits totaled $1.29 billion at December 31, 2013, compared to $1.48 billion at December 31, 2012. Noninterest-bearing deposits decreased 5% to $431.1 million at December 31, 2013, from $455.8 million, (excluding the short-term demand deposits of $271.9 million to one customer) at December 31, 2012. Interest-bearing demand deposits increased 25% to $195.5 million at December 31, 2013, from $156.0 million at December 31, 2012. Savings and money market deposits increased 21% to $328.0 million (excluding the short-term money market deposits of $19.0 million to one customer) at December 31, 2013, from $272.0 million at December 31, 2012. At December 31, 2013, brokered deposits decreased 43% to $55.5 million, from $97.8 million at December 31, 2012. Primarily due to $27.5 million in deposits received from a law firm for legal settlements, CDARS money market and time deposits increased to $40.5 million at December 31, 2013, compared to $10.2 million at December 31, 2012. Deposits (excluding all time deposits, CDARS deposits, and short-term deposits from one customer of $19.0 million at December 31, 2013 and $271.9 million at December 31, 2012) increased $70.8 million, or 8%, to $954.6 million at December 31, 2013, from $883.8 million at December 31, 2012.

        At December 31, 2013, the Company had $108.0 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2012, the Company had $95.3 million (at fair value) of securities pledged for $85.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $34.8 million of money market accounts and $5.7 million of time deposits at December 31, 2013. CDARS deposits were comprised of $5.0 million of money market accounts and $5.2 million of time deposits at December 31, 2012.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS time deposits and brokered deposits as of December 31, 2013:

Deposit Maturity Distribution

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$112,032	44%
Over three months through six months	68,785	27%
Over six months through twelve months	38,551	15%
Over twelve months	36,830	14%

Total	$256,198	100%

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

  Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	2013	2012	2011
Return on average assets	0.81%	0.73%	0.89%
Return on average tangible assets	0.81%	0.73%	0.89%
Return on average equity	6.77%	5.75%	6.02%
Return on average tangible equity	6.84%	5.83%	6.11%
Dividend payout ratio(1)	16.60%	N/A	N/A
Average equity to average assets ratio	11.90%	12.72%	14.82%

(1)
Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock (on an as converted basis) divided by net income.

  Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company's consolidated balance sheets. Total unused commitments to extend credit were $377.2 million at December 31, 2013, as compared to $308.9 million at December 31, 2012. Unused commitments represented 41% and 38% of outstanding gross loans at December 31, 2013 and 2012, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company's off-balance sheet arrangements, see Note 14 to the consolidated financial statements located elsewhere herein.

        The following table presents the Company's commitments to extend credit for the periods indicated:

	December 31,		December 31,
	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$6,136	$359,955	$8,410	$291,191
Standby letters of credit	—	11,099	2,200	7,051

	$6,136	$371,054	$10,610	$298,242

  Contractual Obligations

        The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2013, are as follows:

	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits(1)	$1,247,172	$38,961	$88	$—	$1,286,221
Operating leases	2,565	2,376	1,168	114	6,223
Other long-term liabilities(2)	936	2,430	2,918	33,084	39,368

Total contractual obligations	$1,250,673	$43,767	$4,174	$33,198	$1,331,812

(1)
Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.

(2)
Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information is provided in Note 12 to the consolidated financial statements.

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

        One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 71.13% at December 31, 2013, compared to 54.91% at December 31, 2012. The loan to deposit ratio was 73.80% at December 31, 2013, and 67.27% at December 31, 2012, excluding the short-term deposits of $46.5 million and $271.9 million at the respective periods.

  FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at December 31, 2013, and December 31, 2012. The Company had $253.5 million of loans pledged to the FHLB as collateral on an available line of credit of $125.3 million at December 31, 2013. The Company had $192.8 million of loans pledged to the FHLB as collateral on an available line of credit of $92.9 million at December 31, 2012.

        The Company can also borrow from FRB's discount window. The Company had $323.2 million of loans pledged to the FRB as collateral on an available line of credit of $241.5 million at December 31, 2013, none of which was outstanding. The Company had $279.2 million of loans pledged to the FRB as collateral on an available line of credit of $202.5 million at December 31, 2012, none of which was outstanding.

        At December 31, 2013 and 2012, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at December 31, 2013 or 2012.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2013 and December 31 2012.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Average balance during the year	$58	$1,470	$712
Average interest rate during the year	0.20%	0.24%	3.37%
Maximum month-end balance during the year	$—	$27,000	$5,000
Average rate at December 31	N/A	N/A	N/A

  Capital Resources

        The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently consists of total shareholders' equity (excluding accumulated other comprehensive income or loss) and the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital), less goodwill and other intangible assets and disallowed deferred tax assets. Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$165,162	$157,947	$199,423
Tier 2 Capital	14,754	13,254	12,181

Total risk-based capital	$179,916	$171,201	$211,604

Risk-weighted assets	$1,175,813	$1,054,394	$965,756
Average assets (regulatory purposes)	$1,477,082	$1,378,011	$1,300,002
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	15.3%	16.2%	21.9%	10.00%	8.00%
Tier 1 risk-based capital	14.0%	15.0%	20.6%	6.00%	4.00%
Leverage(1)	11.2%	11.5%	15.3%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements. The risk-based and leverage capital ratios are also discussed in Item 1 — "Business — Capital Adequacy Requirements."

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$149,037	$147,742	$178,697
Tier 2 Capital	14,790	13,262	12,207

Total risk-based capital	$163,827	$161,004	$190,904

Risk-weighted assets	$1,178,719	$1,055,061	$967,898
Average assets for capital purposes	$1,477,168	$1,378,238	$1,301,859
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios
Total risk-based capital	13.9%	15.3%	19.7%	10.00%	8.00%
Tier 1 risk-based capital	12.6%	14.0%	18.5%	6.00%	4.00%
Leverage(1)	10.1%	10.7%	13.7%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        Due primarily to the redemption of $9 million floating-rate subordinated debt in the third quarter of 2013, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at December 31, 2013 decreased to 15.3%, 14.0%, and 11.2%, compared to 16.2%, 15.0%, and 11.5% at December 31, 2012, respectively. Due primarily to distributions from HBC to HCC totaling $16 million during 2013, HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at December 31, 2013 decreased to 13.9%, 12.6%, and 10.1%, compared to 15.3%, 14.0%, and 10.7% at December 31, 2012, respectively. However, at December 31, 2013, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2013, and December 31, 2012, the Company and HBC met all capital adequacy guidelines to which they were subject.

        As of December 31, 2013, HBC was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2013 that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At December 31, 2013, the Company had total shareholders' equity of $173.4 million, including $19.5 million in preferred stock, $132.6 million in common stock, $25.3 million in retained earnings, and ($4.0) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss of ($4.0) million at December 31, 2013, decreased from accumulated other comprehensive income of $2.7 million at December 31, 2012. The decrease was primarily due to an unrealized loss on securities available-for-sale of ($1.4) million, net of taxes, at December 31, 2013, compared to an unrealized gain on securities available-for-sale of $6.9 million, net of taxes, at December 31, 2012. The components of other comprehensive loss, net of taxes, at December 31, 2013 include the following: an unrealized loss on available-for-sale securities of ($1.4) million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $465,000; a liability adjustment on split dollar insurance contracts of ($1.9) million; a liability adjustment on the supplemental executive retirement plan of ($2.2) million; and an unrealized gain on interest-only strip from SBA loans of $956,000.

  Mandatory Redeemable Cumulative Trust Preferred Securities

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued the following mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts: In the first quarter of 2000, the Company issued $7.0 million principal amount of 10.875% fixed-rate subordinated debt due on March 8, 2030, and common securities of $217,000 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2000, the Company issued $7.0 million principal amount of 10.60% fixed-rate subordinated debt due on September 7, 2030, and common securities of $206,000 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2001, the Company issued $5.2 million aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on July 31, 2031 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. In the third quarter of 2002, the Company issued $4.1 million of aggregate principal amount of Floating Rate Junior Subordinated Deferrable Interest Debentures due on September 26, 2032 to a subsidiary trust, which in turn issued a similar amount of trust preferred securities. The subordinated debt was recorded as a component of long-term debt and included the value of the common stock issued by the trusts to the Company. The common stock was recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities qualified as Tier I capital. The subsidiary trusts were not consolidated in the Company's consolidated financial statements.

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

        During the third quarter of 2013, the Company redeemed its Company's Floating Rate Junior Subordinated Debentures due July 31, 2031 in the amount of $5 million issued to Heritage Statutory Trust II and the Company's Floating Rate Junior Subordinated Debentures due September 26, 2032, in the amount of $4 million issued to Heritage Statutory Trust III (collectively referred to as the "Floating-Rate Sub Debt"). The $5 million Floating-Rate Sub Debt was redeemed on July 31, 2013. The $4 million Floating-Rate Sub Debt was redeemed on September 26, 2013. The related trust securities issued by Statutory Trust II and Statutory Trust III were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved. The Company used available cash and proceeds from a $9 million distribution from the Bank for the redemption. The Company incurred a total charge of $167,000 in the second quarter of 2013, representing the agency origination fees associated with the Floating Rate Sub Debt. On an annual basis, the redemption of the Floating Rate Sub Debt will eliminate approximately $360,000 in interest expense.

  U.S. Treasury Capital Purchase Program

        The Company received $40 million in November 2008 through the issuance of its Series A Preferred Stock and a warrant to purchase 462,963 shares of its common stock to the Treasury through the U.S. Treasury Capital Purchase Program. The Series A Preferred Stock qualified as a component of Tier 1 capital.

        On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve, the Company repurchased all of the Series A Preferred Stock and paid the related accrued and unpaid dividends. The repurchase of the Series A Preferred Stock eliminates $2.0 million in annual dividends. On June 12, 2013, the Company completed the repurchase of the common stock warrant for $140,000.

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

        The following table sets forth the estimated changes in the Company's net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2013. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$12,345	23.4%
+300	$9,181	17.4%
+200	$5,933	11.2%
+100	$2,770	5.3%
0	$—	0.0%
-100	$(4,080)	-7.7%
-200	$(8,815)	-16.7%

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2013, the Company did not use interest rate derivatives to hedge its interest rate risk.

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 87 through 141.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2013. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls were effective as of December 31, 2013, the period covered by this report.

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

        The Company's management has used the criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

        Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 1992 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2013.

        The independent registered public accounting firm of Crowe Horwath LLP, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of management's internal control over financial reporting based on criteria established in the 1992 "Internal Control — Integrated Framework," issued by COSO.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

        None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

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

ITEM 11 — EXECUTIVE COMPENSATION

        Information required by this item will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item will be contained in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2013. Such information is incorporated herein by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

        The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 87 through 141.

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

HERITAGE COMMERCE CORP
DATE: March 7, 2014	BY:	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK G. BISCEGLIA Frank G. Bisceglia	Director	March 7, 2014
/s/ JACK W. CONNER Jack W. Conner	Director and Chairman of the Board	March 7, 2014
/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Director	March 7, 2014
/s/ CELESTE V. FORD Celeste V. Ford	Director	March 7, 2014
/s/ STEVEN L. HALLGRIMSON Steven L. Hallgrimson	Director	March 7, 2014
/s/ WALTER T. KACZMAREK Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principal Executive Officer)	March 7, 2014
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2014
/s/ ROBERT T. MOLES Robert T. Moles	Director
/s/ HUMPHREY P. POLANEN Humphrey P. Polanen	Director	March 7, 2014
/s/ LAURA RODEN Laura Roden	Director	March 7, 2014
/s/ CHARLES T. TOENISKOETTER Charles T. Toeniskoetter	Director	March 7, 2014
/s/ RANSON W. WEBSTER Ranson W. Webster	Director	March 7, 2014
/s/ W. KIRK WYCOFF W. Kirk Wycoff	Director	March 7, 2014

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Commerce Corp
San Jose, California

        We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited Heritage Commerce Corp's internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage Commerce Corp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting included in Item 9A in this Form 10-K. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of

America. Also in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

                      /s/ Crowe Horwath LLP

Sacramento, California
March 7, 2014

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Assets
Cash and due from banks	$20,158	$16,520
Interest-bearing deposits in other financial institutions	92,447	357,045

Total cash and cash equivalents	112,605	373,565
Securities available-for-sale, at fair value	280,100	367,912
Securities held-to-maturity, at amortized cost (fair value of $86,032 at December 31, 2013 and $51,073 at December 31, 2012)	95,921	51,472
Loans held-for-sale — SBA, at lower of cost or market, including deferred costs	3,148	3,409
Loans, net of deferred fees	914,913	812,313
Allowance for loan losses	(19,164)	(19,027)

Loans, net	895,749	793,286
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,435	10,728
Company owned life insurance	50,012	48,358
Premises and equipment	7,240	7,469
Intangible assets	1,527	2,000
Accrued interest receivable and other assets	34,895	35,113

Total assets	$1,491,632	$1,693,312

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$431,085	$727,684
Demand, interest-bearing	195,451	155,951
Savings and money market	347,052	272,047
Time deposits-under $100	21,646	25,157
Time deposits-$100 and over	195,005	190,502
Time deposits-brokered	55,524	97,807
CDARS — money market and time deposits	40,458	10,220

Total deposits	1,286,221	1,479,368
Subordinated debt	—	9,279
Accrued interest payable and other liabilities	32,015	34,924

Total liabilities	1,318,236	1,523,571
Commitments and contingencies (Notes 6 and 14)
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at December 31, 2013 and December 31, 2012 (liquidation preference of $21,004 at December 31, 2013 and December 31, 2012)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,350,938 shares issued and outstanding at December 31, 2013 and 26,322,147 shares issued and outstanding at December 31, 2012	132,561	131,820
Retained earnings	25,345	15,721
Accumulated other comprehensive income (loss)	(4,029)	2,681

Total shareholders' equity	173,396	169,741

Total liabilities and shareholders' equity	$1,491,632	$1,693,312

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$41,570	$40,800	$42,769
Securities, taxable	9,472	11,519	9,088
Securities, non-taxable	1,530	112	—
Interest-bearing deposits in other financial institutions	214	134	174

Total interest income	52,786	52,565	52,031

Interest expense:
Deposits	2,369	2,800	3,942
Subordinated debt	229	1,383	1,871
Short-term borrowings	2	4	38
Repurchase agreements	—	—	24

Total interest expense	2,600	4,187	5,875

Net interest income before provision for loan losses	50,186	48,378	46,156
Provision (credit) for loan losses	(816)	2,784	4,469

Net interest income after provision for loan losses	51,002	45,594	41,687

Noninterest income:
Service charges and fees on deposit accounts	2,457	2,333	2,355
Increase in cash surrender value of life insurance	1,654	1,720	1,706
Servicing income	1,446	1,743	1,743
Gain on sales of SBA loans	449	702	1,461
Gain on sales of securities	38	1,560	459
Other	1,170	807	698

Total noninterest income	7,214	8,865	8,422

Noninterest expense:
Salaries and employee benefits	23,450	21,722	20,574
Occupancy and equipment	4,043	3,997	4,083
Professional fees	2,588	2,876	2,861
Software subscriptions	1,289	1,149	1,078
Low income housing investment losses	1,252	1,195	1,035
Data processing	1,078	983	876
Insurance expense	1,032	911	941
FDIC deposit insurance premiums	894	918	1,294
Correspondent bank charges	684	611	545
Premium on redemption of subordinated debt	—	601	—
Foreclosed assets	(251)	(45)	389
Other	5,663	5,338	5,896

Total noninterest expense	41,722	40,256	39,572

Income before income taxes	16,494	14,203	10,537
Income tax expense (benefit)	4,954	4,294	(834)

Net income	11,540	9,909	11,371
Dividends and discount accretion on preferred stock	(336)	(1,206)	(2,333)

Net income available to common shareholders	$11,204	$8,703	$9,038

Earnings per common share:
Basic	$0.36	$0.27	$0.28
Diluted	$0.36	$0.27	$0.28

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income	$11,540	$9,909	$11,371
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities and I/O strips	(14,302)	4,451	12,050
Deferred income taxes	6,007	(1,869)	(5,061)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(54)	857	—
Deferred income taxes	23	(360)	—
Reclassification adjustment for gains realized in income	(38)	(1,560)	(459)
Deferred income taxes	16	655	193

Change in unrealized gains (losses) on securities and I/O strips, net of deferred income taxes	(8,348)	2,174	6,723

Change in net pension and other benefit plan liability adjustment	2,825	(772)	(1,926)
Deferred income taxes	(1,187)	324	809

Change in pension and other benefit plan liability, net of deferred income taxes	1,638	(448)	(1,117)

Other comprehensive income (loss)	(6,710)	1,726	5,606

Total comprehensive income	$4,830	$11,635	$16,977

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31, 2013, 2012, and 2011
	Preferred Stock			Common Stock		Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income / (Loss)
								Total Shareholders' Equity
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands)
Balance, January 1, 2011	61,004	$59,365	$(1,227)	26,233,001	$130,531	$(1,866)	$(4,651)	$182,152
Net income	—	—	—	—	—	11,371	—	11,371
Other comprehensive income	—	—	—	—	—	—	5,606	5,606
Issuance of restricted stock awards	—	—	—	62,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	75	—	—	75
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(1,939)	—	(1,939)
Accretion of discount on Series A preferred stock	—	—	394	—	—	(394)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	566	—	—	566

Balance, December 31, 2011	61,004	59,365	(833)	26,295,001	131,172	7,172	955	197,831
Net income	—	—		—	—	9,909	—	9,909
Other comprehensive income	—	—	—	—	—	—	1,726	1,726
Repurchase of Series A preferred stock	(40,000)	(40,000)	—	—	—	—	—	(40,000)
Series A preferred stock capitalized offering costs	—	154	—	—	—	(154)	—	—
Issuance (forfeitures) of restricted stock awards, net	—	—	—	21,500	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	148	—	—	148
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(373)	—	(373)
Accretion of discount on Series A preferred stock	—	—	833	—	—	(833)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	461	—	—	461
Stock options exercised	—	—	—	5,646	39	—	—	39

Balance, December 31, 2012	21,004	19,519	—	26,322,147	131,820	15,721	2,681	169,741
Net income	—	—	—	—	—	11,540	—	11,540
Other comprehensive loss	—	—	—	—	—	—	(6,710)	(6,710)
Issuance of restricted stock awards, net	—	—	—	10,000	—	—	—	—
Repurchase of warrant	—	—	—	—	(140)	—	—	(140)
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	200	—	—	200
Cash dividend declared, $0.06 per share	—	—	—	—	—	(1,916)	—	(1,916)
Stock option expense, net of fortfeitures and taxes	—	—	—	—	593	—	—	593
Stock options exercised	—	—	—	18,791	88	—	—	88

Balance, December 31, 2013	21,004	$19,519	$—	26,350,938	$132,561	$25,345	$(4,029)	$173,396

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,540	$9,909	$11,371
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	2,231	2,588	1,634
Gain on sale of securities available-for-sale	(38)	(1,560)	(459)
Gain on sale of SBA loans	(449)	(702)	(1,461)
Proceeds from sale of SBA loans originated for sale	6,174	10,040	16,857
Net change in SBA loans originated for sale	(9,234)	(11,994)	(7,634)
Writedowns on other loans held-for-sale	—	—	29
Provision (credit) for loan losses	(816)	2,784	4,469
Increase in cash surrender value of life insurance	(1,654)	(1,720)	(1,706)
Depreciation and amortization	729	750	766
Amortization of other intangible assets	473	491	523
Gains on sale of foreclosed assets, net	(243)	(530)	(10)
Stock option expense, net	593	461	566
Amortization of restricted stock awards, net	200	148	75
Effect of changes in:
Accrued interest receivable and other assets	4,694	4,717	(675)
Accrued interest payable and other liabilities	2,063	659	(2,904)

Net cash provided by operating activities	16,263	16,041	21,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(17,844)	(154,414)	(233,092)
Purchase of securities held-to-maturity	(51,044)	(33,317)	—
Maturities/paydowns/calls of securities available-for-sale	62,531	108,026	52,427
Maturities/paydowns/calls of securities held-to-maturity	3,851	1,553	—
Proceeds from sales of securities available-for-sale	26,944	40,587	45,014
Net change in other loans transferred to held-for-sale	—	—	49
Proceeds from sale of other loans transferred held-for-sale	—	220	1,769
Net change in loans	(97,910)	(54,042)	68,155
Changes in Federal Home Loan Bank stock and other investments	293	(803)	(751)
Purchase of company owned life insurance	—	(250)	(1,000)
Purchase of premises and equipment	(500)	(239)	(349)
Proceeds from sale of foreclosed assets	850	2,148	3,639

Net cash used in investing activities	(72,829)	(90,531)	(64,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(193,147)	429,940	55,510
Repurchase of warrant	(140)	—	—
Exercise of stock options	88	39	—
Repayment of preferred stock	—	(40,000)	—
Redemption of subordinated debt	(9,279)	(14,423)	—
Net change in securities sold under agreement to repurchase	—	—	(5,000)
Net change in short-term borrowings	—	—	(2,445)
Payment of cash dividends — Series A preferred stock	—	(373)	(4,672)
Payment of cash dividends	(1,916)	—	—

Net cash provided by (used in) financing activities	(204,394)	375,183	43,393

Net (decrease) increase in cash and cash equivalents	(260,960)	300,693	695
Cash and cash equivalents, beginning of year	373,565	72,872	72,177

Cash and cash equivalents, end of year	$112,605	$373,565	$72,872

Supplemental disclosures of cash flow information:
Interest paid	$2,685	$4,694	$7,901
Income taxes paid	2,021	2,730	490
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased, settling after year-end	$961	$3,493	$5,175
Transfer of loans held-for-sale to loan portfolio	3,770	87	235
Transfer securities from available-for-sale to held-to-maturity	—	15,498	—
Loans transferred to foreclosed assets	33	2,056	4,565

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

        The Company also established the following wholly-owned Delaware business trusts that were formed to issue trust preferred and related common securities: Heritage Capital Trust I and Heritage Statutory Trust I, formed in 2000, Heritage Statutory Trust II, formed in 2001, and Heritage Statutory Trust III, formed in 2002 ("Trusts"). During the third quarter of 2012 the Company dissolved the Heritage Statutory Trust I and the Heritage Capital Trust I. During the third quarter of 2013, the Company dissolved the Heritage Statutory Trust II and the Heritage Statutory Trust III.

        The Trusts issued their preferred securities to investors, and used the proceeds to purchase subordinated debt issued by the Company. The subordinated debt payable to the Trusts was recorded as debt of the Company. The Company had fully and unconditionally guaranteed the trust preferred securities along with all obligations of the Trusts under the trust agreements. Interest income from the subordinated debt was the source of revenues for these Trusts. In accordance with generally accepted accounting principles, the Trusts were not consolidated in the Company's financial statements.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The estimated loss factors for pools of loans that are not impaired are based on determining the probability of default and loss given default for loans within each segment of the portfolio, adjusted for significant factors that, in management's judgment, affect collectibility as of the evaluation date. The Company's historical delinquency experience and loss experience are utilized to determine the probability of default and loss given default for segments of the portfolio where the Company has experienced losses in the past. For segments of the portfolio where the Company has no significant prior loss experience, the Company uses quantifiable observable industry data to determine the probability of default and loss given default. Risk factors impacting loans in each of the portfolio segments include broad deterioration of property values, reduced consumer and business spending as a result of continued high unemployment and reduced credit availability and lack of confidence in a sustainable recovery. The historical loss experience is adjusted for management's estimate of the impact of other factors based on the risks present for each portfolio segment. These other factors include consideration of the following: the overall level of concentrations and trends of classified loans; loan concentrations within a portfolio segment or division of a portfolio segment; identification of certain loan types with higher risk than other loans; existing internal risk factors; and management's evaluation of the impact of local and national economic conditions on each of our loan types.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Foreclosed Assets

        Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense.

        The carrying value of foreclosed assets was $575,000 and $1,270,000 at December 31, 2013 and 2012, respectively, and is included in other assets on the consolidated balance sheets.

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

  Income Taxes

        The Company files consolidated Federal and combined state income tax returns. Income tax expense is the total of the current year income tax payable or refund and the change in deferred tax assets and liabilities. Some items of income and expense are recognized in different years for tax purposes when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse.

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

        The Company had net deferred tax assets of $23,326,000 and $19,264,000 at December 31, 2013, and December 31, 2012, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at December 31, 2013 and 2012 will be fully realized in future years.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Comprehensive Income (Loss)

        Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to gains and losses that are included in comprehensive income (loss) but are excluded from net income (loss) because they have been recorded directly in equity under the provisions of certain accounting guidance. The Company's sources of other comprehensive income (loss) are unrealized gains and losses on securities available-for-sale, and I/O strips, which are treated like available-for-sale securities, and the liabilities related to the Company's defined benefit pension plan and the split-dollar life insurance benefit plan. Reclassification adjustments result from gains or losses on securities that were realized and included in net income (loss) of the current period that also had been included in other comprehensive income as unrealized holding gains and losses.

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

  Reclassifications

        Certain items in the consolidated financial statements for the years ended December 31, 2012 and 2011 were reclassified to conform to the 2013 presentation. These reclassifications did not affect previously reported net income.

  Adoption of New Accounting Standards

        In February 2013, the FASB issued an accounting standards update with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income ("AOCI"). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. GAAP, the update requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes. For AOCI items that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. This update is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2012, or the first quarter of 2013 for calendar year-end companies, and is required to be applied prospectively. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition, but the additional disclosures are included in Note 2.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Accumulated Other Comprehensive Income ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Years Ended December 31, 2013, 2012, and 2011
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2013, net of taxes	$7,887	$497	$(5,703)	$2,681
Other comprehensive (loss) before reclassification, net of taxes	(8,295)	—	1,518	(6,777)
Amounts reclassified from other comprehensive income (loss), net of taxes	(22)	(31)	120	67

Net current period other comprehensive income (loss), net of taxes	(8,317)	(31)	1,638	(6,710)

Ending balance December 31, 2013, net of taxes	$(430)	$466	$(4,065)	$(4,029)

Beginning balance January 1, 2012, net of taxes	$6,210	$—	$(5,255)	$955
Other comprehensive income (loss) before reclassification, net of taxes	2,582	—	(568)	2,014
Amounts reclassified from other comprehensive income (loss), net of taxes	(905)	497	120	(288)

Net current period other comprehensive income, net of taxes	1,677	497	(448)	1,726

Ending balance December 31, 2012, net of taxes	$7,887	$497	$(5,703)	$2,681

Beginning balance January 1, 2011, net of taxes	$(513)	$—	$(4,138)	$(4,651)
Other comprehensive income (loss) before reclassification, net of taxes	6,989	—	(1,285)	5,704
Amounts reclassified from other comprehensive income (loss), net of taxes	(266)	—	168	(98)

Net current period other comprehensive income, net of taxes	6,723	—	(1,117)	5,606

Ending balance December 31, 2011, net of taxes	$6,210	$—	$(5,255)	$955

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amounts Reclassified from AOCI(1) For the Year Ended December 31,
				Affected Line Item Where Net Income is Presented
Details About AOCI Components	2013	2012	2011
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$38	$1,560	$459	Realized gains on sale of securities
	(16)	(655)	(193)	Income tax expense

	22	905	266	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	54	(857)	—	Interest income on taxable securities
	(23)	360	—	Income tax expense

	31	(497)	—	Net of tax

Amortization of defined benefit pension plan items(2)
Prior service cost	—	(27)	(36)
Prior transition obligation	84	73	(130)
Actuarial losses	(291)	(253)	(123)

	(207)	(207)	(289)	Income before income tax
	87	87	121	Income tax expense

	(120)	(120)	(168)	Net of tax

Total reclassification for the year	$(67)	$288	$98

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 12 — Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Securities

        The amortized cost and estimated fair value of securities at year-end were as follows:

2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$208,644	$2,465	$(3,465)	$207,644
Corporate bonds	53,002	527	(1,483)	52,046
Trust preferred securities	20,849	—	(439)	20,410

Total	$282,495	$2,992	$(5,387)	$280,100

Securities held-to-maturity:
Agency mortgage-backed securities	$15,932	$—	$(470)	$15,462
Municipals — tax exempt	79,989	54	(9,473)	70,570

Total	$95,921	$54	$(9,943)	$86,032

2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$281,598	$9,668	$(22)	$291,244
Corporate bonds	53,739	1,849	—	55,588
Trust preferred securities	20,769	375	(64)	21,080

Total	$356,106	$11,892	$(86)	$367,912

Securities held-to-maturity:
Agency mortgage-backed securities	$16,659	$2	$(68)	$16,593
Municipals — tax exempt	34,813	80	(413)	34,480

Total	$51,472	$82	$(481)	$51,073

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
2013	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$87,798	$(2,869)	$8,920	$(596)	$96,718	$(3,465)
Corporate bonds	38,092	(1,322)	1,860	(161)	39,952	(1,483)
Trust preferred securities	20,410	(439)	—	—	20,410	(439)

Total	$146,300	$(4,630)	$10,780	$(757)	$157,080	$(5,387)

Securities held-to-maturity:
Agency mortgage-backed securities	$5,978	$(101)	$9,134	$(369)	$15,112	$(470)
Municipals — Tax Exempt	38,177	(4,421)	25,520	(5,052)	63,697	(9,473)

Total	$44,155	$(4,522)	$34,654	$(5,421)	$78,809	$(9,943)

	Less Than 12 Months		12 Months or More		Total
2012	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$6,226	$(22)	$—	$—	$6,226	$(22)
Trust preferred securities	5,705	(64)	—	—	5,705	(64)

Total	$11,931	$(86)	$—	$—	$11,931	$(86)

Securities held-to-maturity:
Agency mortgage-backed securities	$15,789	$(68)	$—	$—	$15,789	$(68)
Municipals — Tax Exempt	21,985	(413)	—	—	21,985	(413)

Total	$37,774	$(481)	$—	$—	$37,774	$(481)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At December 31, 2013, the Company held 392 securities (163 available-for-sale and 229 held-to-maturity), of which 275 had fair values below amortized cost. At December 31, 2013, there were $8.9 million of agency mortgage-backed securities available-for-sale, $1.9 million of corporate bonds available-for-sale, $9.1 million of agency mortgage-backed securities held-to-maturity, and $25.5 million of municipal bonds held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $6.2 million at December 31, 2013. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

        At December 31, 2012, the Company held 269 securities (168 available-for-sale and 101 held-to-maturity), of which 70 had fair values below amortized cost. No securities had been carried with an

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unrealized loss for over 12 months. Unrealized losses were due to higher interest rates. The Company did not consider these securities to be other-than-temporarily impaired at December 31, 2012.

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	2013	2012	2011
	(Dollars in thousands)
Proceeds	$26,944	$40,587	$45,014
Gross gains	310	1,560	480
Gross losses	(272)	—	(21)

        The amortized cost and fair value of debt securities as of December 31, 2013, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$6,258	$6,618
Due after five through ten years	46,744	45,428
Due after ten years	20,849	20,410
Agency mortgage-backed securities	208,644	207,644

Total	$282,495	$280,100

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$1,229	$1,202
Due after five through ten years	12,841	12,581
Due after ten years	65,919	56,787
Agency mortgage-backed securities	15,932	15,462

Total	$95,921	$86,032

        Securities with amortized cost of $147,455,000 and $117,574,000 as of December 31, 2013 and 2012 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Loans and Loan Servicing

        Loans at year-end were as follows:

	2013	2012
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$393,074	$375,469
Real estate:
Commercial and residential	423,288	354,934
Land and construction	31,443	22,352
Home equity	51,815	43,865
Consumer	15,677	15,714

Loans	915,297	812,334
Deferred loan fees, net	(384)	(21)

Loans, net of deferred fees	914,913	812,313
Allowance for loan losses	(19,164)	(19,027)

Loans, net	$895,749	$793,286

        Changes in the allowance for loan losses were as follows:

	For the Year Ended December 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$12,866	$6,034	$127	$19,027
Charge-offs	(1,676)	(276)	—	(1,952)
Recoveries	2,621	283	1	2,905

Net recoveries	945	7	1	953
Provision (credit) for loan losses	(1,278)	507	(45)	(816)

Balance, end of year	$12,533	$6,548	$83	$19,164

	For the Year Ended December 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$13,215	$7,338	$147	$20,700
Charge-offs	(3,935)	(1,528)	—	(5,463)
Recoveries	776	230	—	1,006

Net charge-offs	(3,159)	(1,298)	—	(4,457)
Provision (credit) for loan losses	2,810	(6)	(20)	2,784

Balance, end of year	$12,866	$6,034	$127	$19,027

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2011
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$13,952	$10,363	$889	$25,204
Charge-offs	(7,559)	(3,356)	(8)	(10,923)
Recoveries	678	1,269	3	1,950

Net charge-offs	(6,881)	(2,087)	(5)	(8,973)
Provision (credit) for loan losses	6,144	(938)	(737)	4,469

Balance, end of year	$13,215	$7,338	$147	$20,700

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year-end:

	December 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,694	$741	$21	$2,456
Collectively evaluated for impairment	10,839	5,807	62	16,708

Total allowance balance	$12,533	$6,548	$83	$19,164

Loans:
Individually evaluated for impairment	$4,906	$6,790	$122	$11,818
Collectively evaluated for impairment	388,168	499,756	15,555	903,479

Total loan balance	$393,074	$506,546	$15,677	$915,297

	December 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,963	$760	$17	$2,740
Collectively evaluated for impairment	10,903	5,274	110	16,287

Total allowance balance	$12,866	$6,034	$127	$19,027

Loans:
Individually evaluated for impairment	$10,161	$9,336	$147	$19,644
Collectively evaluated for impairment	365,308	411,815	15,567	792,690

Total loan balance	$375,469	$421,151	$15,714	$812,334

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of December 31, 2013 and December 31, 2012. The recorded investment included in the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	December 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$1,999	$1,915	$—	$7,829	$6,978	$—
Real estate:
Commercial and residential	2,831	2,831	—	2,755	2,741	—
Land and construction	1,761	1,761	—	2,310	2,223	—
Home Equity	377	377	—	2,141	2,141	—

Total with no related allowance recorded	6,968	6,884	—	15,035	14,083	—
With an allowance recorded:
Commercial	3,225	2,991	1,694	3,678	3,182	1,963
Real estate:
Commercial and residential	1,531	1,531	451	3,183	1,937	465
Land and construction	—	—	—	—	—	—
Home Equity	290	290	290	295	295	295
Consumer	122	122	21	147	147	17

Total with an allowance recorded	5,168	4,934	2,456	7,303	5,561	2,740

Total	$12,136	$11,818	$2,456	$22,338	$19,644	$2,740

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

For the Year Ended December 31, 2013
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$6,855	$4,921	$2,028	$2,064	$135	$16,003
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

	For the Year Ended December 31, 2012
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$11,068	$3,376	$2,536	$712	$96	$17,788
Interest income during impairment	$—	$1	$14	$—	$—	$15
Cash-basis interest earned	$—	$1	$14	$—	$—	$15

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year-end:

	2013	2012
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$11,326	$17,335
Restructured and loans over 90 days past due and still accruing	492	859

Total nonperforming loans	$11,818	$18,194

Other restructured loans	$—	$1,450
Impaired loans, excluding loans held-for-sale	$11,818	$19,644

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the nonperforming loans by class at year-end:

	2013			2012
	Nonaccrual	Restructured and Loans over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$4,414	$492	$4,906	$7,852	$859	$8,711
Real estate:
Commercial and residential	4,363	—	4,363	4,676	—	4,676
Land and construction	1,761	—	1,761	2,223	—	2,223
Home equity	666	—	666	2,437	—	2,437
Consumer	122	—	122	147	—	147

Total	$11,326	$492	$11,818	$17,335	$859	$18,194

        The following table presents the aging of past due loans as of December 31, 2013 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,314	$428	$2,865	$6,607	$386,467	$393,074
Real estate:
Commercial and residential	1,559	—	1,065	2,624	420,664	423,288
Land and construction	—	—	—	—	31,443	31,443
Home equity	28	—	290	318	51,497	51,815
Consumer	—	—	89	89	15,588	15,677

Total	$4,901	$428	$4,309	$9,638	$905,659	$915,297

        The following table presents the aging of past due loans as of December 31, 2012 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$1,699	$355	$5,120	$7,174	$368,295	$375,469
Real estate:
Commercial and residential	1,603	—	3,290	4,893	350,041	354,934
Land and construction	—	—	78	78	22,274	22,352
Home equity	742	—	2,045	2,787	41,078	43,865
Consumer	—	—	—	—	15,714	15,714

Total	$4,044	$355	$10,533	$14,932	$797,402	$812,334

        Past due loans 30 days or greater totaled $9,638,000 and $14,932,000 at December 31, 2013 and December 31, 2012, respectively, of which $5,900,000 and $12,020,000 were on nonaccrual. At December 31, 2013, there were also $5,426,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2012, there were also $5,315,000 loans less than 30 days past

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

        Substandard-Nonaccrual.    Loans classified as substandard-nonaccrual are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any, and it is probable that the Company will not receive payment of the full contractual principal and interest. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. In addition, the Company no longer accrues interest on the loan because of the underlying weaknesses.

        Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at December 31, 2013 or 2012.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides a summary of the loan portfolio by loan type and credit quality classification for the periods indicated:

	December 31, 2013			December 31, 2012
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$380,806	12,268	$393,074	$355,440	$20,029	$375,469
Real estate:
Commercial and residential	416,992	6,296	423,288	345,045	9,889	354,934
Land and construction	29,682	1,761	31,443	18,858	3,494	22,352
Home equity	48,818	2,997	51,815	41,187	2,678	43,865
Consumer	15,336	341	15,677	15,321	393	15,714

Total	$891,634	$23,663	$915,297	$775,851	$36,483	$812,334

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        For the year ended December 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included a reduction of the stated interest rate of the loan, or an extension of maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

        The book balance of troubled debt restructurings at December 31, 2013 was $3,722,000, which included $3,230,000 of nonaccrual loans and $492,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2012 was $4,107,000, which included $1,798,000 of nonaccrual loans and $2,309,000 of accruing loans. Approximately $1,186,000 and $1,152,000 in specific reserves were established with respect to these loans as of December 31, 2013 and December 31, 2012. As of December 31, 2013 and December 31, 2012, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents loans by class modified as troubled debt restructurings during the twelve month period ended December 31, 2013 and 2012:

	During the Year Ended December 31, 2013
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	1	$211	$211
Real Estate-Commercial and residential	1	1,531	1,531

Total	2	$1,742	$1,742

	During the Year Ended December 31, 2012
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	2	$87	$87
Consumer	1	107	107

Total	3	$194	$194

        The troubled debt restructurings described above increased the allowance for loan losses by $491,000 and $41,000 through the allocation of specific reserves, and resulted in no charge-offs for the years ended December 31, 2013 and 2012, respectively.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within twelve months following the modification during the years ended December 31, 2013 and 2012.

        At December 31, 2013 and 2012, the Company serviced SBA loans sold to the secondary market of approximately $135,513,000 and $150,192,000.

        Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.34% and 1.33% at December 31, 2013 and 2012, respectively.

        Servicing rights are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for loan servicing rights follows:

	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$709	$792	$915
Additions	106	184	294
Amortization	(290)	(267)	(417)

Balance, end of year	$525	$709	$792

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        There was no valuation allowance for servicing rights at December 31, 2013 and 2012, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $2,556,000 and $2,929,000 at December 31, 2013 and 2012, respectively. The fair value of servicing rights at December 31, 2013, was estimated using a weighted average constant prepayment rate ("CPR") assumption of 6.83%, and a weighted average discount rate assumption of 13.55%. The fair value of servicing rights at December 31, 2012 was estimated using a weighted average constant prepayment rate ("CPR") assumption of 6.63%, and a weighted average discount rate assumption of 12.83%.

        The weighted average discount rate and CPR assumptions used to estimate the fair value of the I/O strip receivables are the same as for the servicing rights. Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate. At December 31, 2013, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate 10% and 20% changes to the CPR assumption, and 1% and 2% changes to the discount rate assumption, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$1,647
Prepayment speed assumption (annual rate)	6.8%
Impact on fair value of 10% adverse change in prepayment speed (CPR 7.5%)	$(34)
Impact on fair value of 20% adverse change in prepayment speed (CPR 8.2%)	$(68)
Residual cash flow discount rate assumption (annual)	13.6%
Impact on fair value of 1% adverse change in discount rate (14.9% discount rate)	$(55)
Impact on fair value of 2% adverse change in discount rate (16.3% discount rate)	$(106)

        I/O strip receivables are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$1,786	$2,094	$2,140
Amortization	—	—	(96)
Unrealized gain (loss)	(139)	(308)	50

Balance, end of year	$1,647	$1,786	$2,094

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Premises and Equipment

        Premises and equipment at year-end were as follows:

	2013	2012
	(Dollars in thousands)
Building	$3,256	$3,256
Land	2,900	2,900
Furniture and equipment	7,203	7,074
Leasehold improvements	4,225	4,668

	17,584	17,898
Accumulated depreciation and amortization	(10,344)	(10,429)

Premises and equipment, net	$7,240	$7,469

        Depreciation and amortization expense was $729,000, $750,000, and $766,000 in 2013, 2012, and 2011, respectively.

(6) Leases

  Operating Leases

        The Company owns one of its offices and leases the others under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

Year ending December 31,	(Dollars in thousands)
2014	$2,565
2015	1,491
2016	885
2017	940
2018	228
Thereafter	114

Total	$6,223

        Rent expense under operating leases was $2,719,000, $2,735,000, and $2,766,000 in 2013, 2012, and 2011, respectively.

(7) Intangible Assets

        Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. These assets are amortized over their estimated useful lives. Accumulated amortization of these intangible assets was $3,798,000 and $3,325,000 at December 31, 2013 and 2012, respectively.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Estimated amortization expense for each of the next four years follows:

(Dollars in thousands)
2014	$459
2015	446
2016	427
2017	195

        Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2013 and December 31, 2012.

(8) Deposits

        Time deposits of $100,000 and over, including time deposits within the Certificate of Deposit Account Registry Service ("CDARS") and brokered deposits of $100,000 and over, were $256,198,000 and $293,507,000 at December 31, 2013 and 2012, respectively. At December 31, 2013, total CDARS deposits of $40,458,000 include money market deposits of $34,789,000, which have no scheduled maturity date, and therefore, are excluded in the table below. The CDARS money market deposits at December 31, 2013, included $27,463,000 in deposits from a law firm for legal settlements. All of the $27,463,000 in deposits from the law firm were withdrawn in the first quarter of 2014.The following table presents the scheduled maturities of time deposits, including brokered deposits for the next five years:

(Dollars in thousands)
2014	$238,795
2015	18,179
2016	20,783
2017	83
2018	4

Total	$277,844

        At December 31, 2013, the Company had securities pledged with a fair value of $107,965,000 for $98,022,000 in certificates of deposits with the State of California. At December 31, 2012, the Company had securities pledged with a fair value of $95,283,000 for $85,033,000 in certificates of deposits with the State of California.

        The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines. CDARS deposits were comprised of $34,789,000 of money market accounts and $5,669,000 of time

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deposits at December 31, 2013.CDARS deposits were comprised of $5,022,000 of money market accounts and $5,198,000 of time deposits at December 31, 2012.

        Deposits from executive officers, directors, and their affiliates were $3,122,000 and $5,240,000 at December 31, 2013 and 2012, respectively.

(9) Borrowing Arrangements

  Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

        The Company maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2013, and December 31, 2012, the Company had no overnight borrowings from the FHLB. The Company had $253,472,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $125,330,000 at December 31, 2013. The Company had $192,771,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $92,949,000 at December 31, 2012.

        The Company can also borrow from the FRB's discount window. The Company had approximately $323,209,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $241,515,000 at December 31, 2013, none of which was outstanding. The Company had approximately $279,228,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $202,503,000 at December 31, 2012, none of which was outstanding.

        At December 31, 2013, the Company has Federal funds purchase arrangements and lines of credit available of $55,000,000. There were no Federal funds purchased at December 31, 2013 and 2012.

  Securities Sold Under Agreements to Repurchase

        Securities sold under agreements to repurchase are financing arrangements that mature within two and a half years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Average balance during the year	$—	$—	$712
Average interest rate during the year	0.00%	0.00%	3.37%
Maximum month-end balance during the year	$—	$—	$5,000
Average rate at December 31,	N/A	N/A	N/A

  Subordinated Debt

        The Company has supported its growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt issued to the trusts was senior to the outstanding shares of common stock and Series C Preferred Stock. As a result, payments were required on the subordinated debt before any dividends could be paid on the common stock and Series C Preferred Stock. Under the terms of the subordinated debt, the Company could defer interest payments for up to five years. Interest payments on the subordinated notes payable to the Company's subsidiary grantor Trusts were deductible for tax purposes. The subordinated debt was not

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

registered with the Securities and Exchange Commission. For regulatory reporting purposes, the subordinated debt qualified for Tier 1 capital treatment at December 31, 2012.

        During the third quarter of 2012, the Company redeemed its 10.875% fixed- rate subordinated debentures in the amount of $7,000,000 issued to Heritage Capital Trust I (and the related premium cost of $304,500) and the Company's 10.600% fixed-rate subordinated debentures in the amount of $7,000,000 issued to Heritage Statutory Trust I (and the related premium cost of $296,800). The related trust securities issued by Capital Trust I and Statutory Trust I were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved. A $15,000,000 distribution from the Bank to the HCC provided the cash for the redemption. The Company incurred a charge of $601,300 in 2012 for the early payoff premium on the redemption of the subordinated debt.

        During the third quarter of 2013, the Company completed the redemption of its $9,000,000 floating-rate subordinated debt. The Company redeemed its Floating Rate Junior Subordinated Debentures due July 31, 2031 in the amount of $5,000,000 issued to Heritage Statutory Trust II and the Company's Floating Rate Junior Subordinated Debentures due September 26, 2032, in the amount of $4,000,000 issued to Heritage Statutory Trust III. The related trust securities issued by Statutory Trust II and Statutory Trust III were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved. The Company used available cash and proceeds from a $9,000,000 distribution from the Bank for the redemption.

(10) Income Taxes

        Income tax (benefit) consisted of the following for the year ended December 31, as follows:

	2013	2012	2011
	(Dollars in thousands)
Currently payable tax:
Federal	$3,763	$2,944	$89
State	63	51	140

Total currently payable	3,826	2,995	229
Deferred tax (benefit):
Federal	(130)	292	2,068
State	1,258	1,007	569
Deferred tax valuation allowance	—	—	(3,700)

Total deferred tax (benefit)	1,128	1,299	(1,063)

Income tax (benefit)	$4,954	$4,294	$(834)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The effective tax rate differs from the federal statutory rate for the years ended December 31, as follows:

	2013	2012	2011
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	5.3%	4.7%	4.4%
Split dollar term insurance	0.2%	0.0%	0.0%
Change in valuation allowance	0.0%	0.0%	-35.1%
Low income housing credits	-4.4%	-6.0%	-8.0%
Increase in cash surrender value of life insurance	-3.5%	-4.2%	-5.7%
Non-taxable interest income	-2.9%	-0.3%	0.0%
Other, net	0.3%	1.0%	1.5%

Effective tax rate	30.0%	30.2%	-7.9%

        Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Defined postretirement benefit obligation	$8,707	$8,956
Allowance for loan losses	8,058	8,000
Tax credit carryforwards	3,958	5,296
Stock compensation	1,697	1,517
California net operating loss carryforwards	1,138	2,281
Accrued expenses	1,029	794
Securities available-for-sale	668	—
Fixed assets	613	678
Nonaccrual interest	134	99
Split-dollar life insurance benefit plan	108	103
Other	451	148

Total deferred tax assets	26,561	27,872
Deferred tax liabilities:
Securities available-for-sale	—	(5,033)
FHLB stock	(263)	(263)
Prepaid expenses	(481)	(359)
Intangible assets	(642)	(841)
I/O strips	(691)	(1,036)
Loan fees	(1,025)	(908)
Other	(133)	(168)

Total deferred tax liabilities	(3,235)	(8,608)

Net deferred tax assets	$23,326	$19,264

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Tax credit carryforwards as of December 31, 2013 consist of the following:

	2013
	(Dollars in thousands)
Low income housing credits	$3,041	(begin to expire in 2029)
Alternative Minimum Tax credits	870	(no expiration date)
State tax credits, net of federal tax effects	45	(no expiration date)
New Hire Retention Credit	2	(expires in 2031)

Total tax credit carryforwards	$3,958

        If the Company were to generate a federal net operating loss, it would have the ability to carryback its net operating loss to recover some federal income taxes paid in prior years. Under current California law, if the Company were to generate a state net operating loss, it would have the ability to carryback 50% of the net operating loss to recover some state income taxes paid in prior years.

        At year-end 2013, the Company has a California net operating loss carryforward of approximately $16,148,000 that will begin to expire in 2031, if not utilized to reduce future taxable income.

        Under generally accepted accounting principles, a valuation allowance is required if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

        At December 31, 2013, and December 31, 2012, the Company had net deferred tax assets of $23,326,000 and $19,264,000, respectively. At December 31, 2013, the Company determined that a valuation allowance for deferred tax assets was not necessary.

        The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by federal and state taxing authorities for years before 2010 and 2009, respectively.

(11) Equity Plan

        The Company maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan"). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. As of December 31, 2013, the Company granted 294,550 shares of nonqualified stock options and 10,000 shares of restricted stock subject to time vesting requirements. There were no shares available under the 2004 Plan for new grants of stock options and restricted stock and 1,727,500 shares available for the issuance of equity awards under the 2013 Plan as of December 31, 2013.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	1,314,347	$12.90
Granted	294,550	$6.67
Exercised	(18,791)	$4.67
Forfeited or expired	(83,602)	$12.53

Outstanding at December 31, 2013	1,506,504	$11.80	5.8	$2,040,000

Vested or expected to vest	1,431,179		5.8	$1,938,000

Exercisable at December 31, 2013	1,066,685		4.6	$1,195,000

        Information related to the equity plans for each of the last three years:

	2013	2012	2011
Intrinsic value of options exercised	$51,000	$10,000	$—
Cash received from option exercise	$88,000	$25,000	$—
Tax benefit realized from option exercises	$17,245	$3,000	$—
Weighted average fair value of options granted	$3.84	$3.67	$2.89

        As of December 31, 2013, there was $1,649,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 3.0 years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	2013	2012	2011
Expected life in months(1)	96	84	72
Volatility(1)	54%	57%	60%
Weighted average risk-free interest rate(2)	1.49%	1.31%	1.86%
Expected dividends(3)	0.12%	0.00%	0.00%

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2013	88,000	$5.74
Granted	10,000	$6.51
Vested	(40,000)	$5.16

Nonvested shares at December 31, 2013	58,000	$6.28

        As of December 31, 2013, there was $107,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2004 Plan. The cost is expected to be recognized over a weighted-average period of approximately 7 months.

(12) Benefit Plans

  401(k) Savings Plan

        The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $1,000 for each employee's contributions in 2013, 2012 and 2011. Contribution expense was $196,000, $187,000, and $183,000 in 2013, 2012 and 2011, respectively.

  Employee Stock Ownership Plan

        The Company sponsors a non-contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. The Company has suspended contributions to the ESOP since 2010. At December 31, 2013, the ESOP owned 130,859 shares of the Company's common stock.

  Deferred Compensation Plan

        The Company has a nonqualified deferred compensation plan for its directors ("Deferral Agreements"). Under the Deferral Agreements, a participating director may defer up to 100% of his or her board fees into a deferred account. The director may elect a distribution schedule of up to ten years. Amounts deferred earn interest. The Company's deferred compensation obligation of $113,000 and $218,000 as of December 31, 2013 and 2012 is included in "Accrued interest payable and other liabilities."

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Nonqualified Defined Benefit Pension Plan

        The Company has a supplemental retirement plan covering key executives and directors ("SERP"). The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 53 at December 31, 2013. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in "Accrued interest payable and other liabilities" on the consolidated balance sheets. The SERP has no assets and the entire projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

        The following table sets forth the SERP's status at December 31:

	2013	2012
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$21,305	$19,200
Service cost	1,214	1,178
Actuarial loss (gain)	(1,746)	915
Interest cost	783	770
Benefits paid	(844)	(758)

Projected benefit obligation at end of year	$20,712	$21,305

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$3,813	$5,851

        Weighted-average assumptions used to determine the benefit obligation at year-end:

	2013	2012
Discount rate	4.50%	3.75%
Rate of compensation increase	N/A	N/A

        Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Year	Estimated Benefit Payments
(Dollars in thousands)
2014	$936
2015	1,175
2016	1,255
2017	1,407
2018	1,511
2019 to 2023	8,408

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of pension cost for the SERP follow:

	2013	2012
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$1,214	$1,178
Interest cost	783	770
Amortization of prior service cost	—	27
Amortization of net actuarial loss	291	253

Net periodic benefit cost	$2,288	$2,228

        The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $142,000 and $291,000 as of December 31, 2013 and 2012, respectively.

        Net periodic benefit cost was determined using the following assumption:

	2013	2012
Discount rate	3.75%	4.10%
Rate of compensation increase	N/A	N/A

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

        During 2011, participants in the split-dollar life insurance benefit plan agreed to amend their agreements to provide a benefit for as long as the policies are in force, including a commitment to provide replacement coverage if the policies are ever surrendered.

        The following sets forth the funded status of the split dollar life insurance benefits.

	2013	2012
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,717	$4,525
Interest cost	177	185
Actuarial loss	(541)	7

Projected benefit obligation at end of year	$4,353	$4,717

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Amounts recognized in accumulated other comprehensive loss at December 31 consist of:

	2013	2012
	(Dollars in thousands)
Net actuarial loss	$256	$624
Prior transition obligation	1,597	1,685

Accumulated other comprehensive loss	$1,853	$2,309

        Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2013	2012
Discount rate	4.50%	3.75%

        Components of net periodic benefit cost during the year are:

	2013	2012
	(Dollars in thousands)
Amortization of prior transition obligation	$(84)	$(73)
Interest cost	177	185

Net periodic benefit cost	$93	$112

        The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 as of December 31, 2013 and 2012.

        Weighted-average assumption used to determine the net periodic benefit cost:

	2013	2012
Discount rate	3.75%	4.10%

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Obeservable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2013:
Available-for-sale securities:
Agency mortgage-backed securities	$207,644	$—	$207,644	$—
Corporate bonds	52,046	—	52,046	—
Trust preferred securities	20,410	—	20,410	—
I/O strip receivables	1,647	—	1,647	—
Assets at December 31, 2012:
Available-for-sale securities:
Agency mortgage-backed securities	$291,244	$—	$291,244	$—
Corporate bonds	55,588	—	55,588	—
Trust preferred securities	21,080	—	21,080	—
I/O strip receivables	1,786	—	1,786	—

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2013:
Impaired loans — held-for-investment:
Commercial	$1,780	—	—	$1,780
Real estate:
Commercial and residential	2,846	—	—	2,846
Land and construction	1,290	—	—	1,290
Consumer	100	—	—	100

	$6,016	—	—	$6,016

Foreclosed assets:
Land and construction	$575	—	—	$575

	$575			$575

Assets at December 31, 2012:
Impaired loans — held-for-investment:
Commercial	$3,645	—	—	$3,645
Real estate:
Commercial and residential	3,674	—	—	3,674
Land and construction	1,723	—	—	1,723
Consumer	130	—	—	130

	$9,172	—	—	$9,172

Foreclosed assets:
Commercial and residential	$83	—	—	$83
Land and construction	1,187	—	—	1,187

	$1,270			$1,270

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$8,472	$11,912
Book value of impaired loans held-for-investment carried at cost	3,346	7,732

Total impaired loans held-for-investment	$11,818	$19,644

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$8,472	$11,912
Specific valuation allowance	(2,456)	(2,740)

Impaired loans held-for-investment carried at fair value, net	$6,016	$9,172

        Impaired loans held-for-investment of $11,818,000 at December 31, 2013, after partial charge-offs of $318,000 in 2013, were analyzed for additional impairment primarily using the fair value of collateral. In addition, these loans had a specific valuation allowance of $2,456,000 at December 31, 2013. Impaired loans held-for-investment totaling $8,472,000 at December 31, 2013 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $3,346,000 of impaired loans were carried at cost at December 31, 2013, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2013 on impaired loans held-for-investment carried at fair value at December 31, 2013 resulted in an additional provision for loan losses of $508,000.

        At December 31, 2013, foreclosed assets had a carrying amount of $575,000, with no valuation allowance at December 31, 2013.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis, except for consumer loans, at December 31, 2013 and 2012:

	December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans — held-for-investment:
Commercial	$1,780	Market Approach	Discount adjustment for differences between comparable sales	2% to 3% (2%)
Real estate:
Commercial and residential	2,846	Market Approach	Discount adjustment for differences between comparable sales	1% to 15% (2%)
Land and construction	1,290	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Land and construction	575	Market Approach	Discount adjustment for differences between comparable sales	1% to 16% (7%)

	December 31, 2012
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans — held-for-investment:
Commercial	$3,645	Market Approach	Discount adjustment for differences between comparable sales	0% to 4% (1%)
Real estate:
Commercial and residential	3,674	Market Approach	Discount adjustment for differences between comparable sales	0% to 13% (1%)
Land and construction	1,723	Market Approach	Discount adjustment for differences between comparable sales	1% to 4% (2%)
Foreclosed assets:
Land and construction	1,187	Market Approach	Discount adjustment for differences between comparable sales	0% to 23% (6%)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments, at year-end were as follows:

		December 31, 2013 Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$112,605	$112,605	$—	$—	$112,605
Securities available-for-sale	280,100	—	280,100	—	280,100
Securities held-to-maturity	95,921	—	86,032	—	86,032
Loans (including loans held-for-sale), net	898,897	—	3,148	890,368	893,516
FHLB and FRB stock	10,435	—	—	—	N/A
Accrued interest receivable	4,085	—	1,729	2,356	4,085
Loan servicing rights and I/O strips receivables	2,172	—	4,203	—	4,203
Liabilities:
Time deposits	$277,844	$—	$278,239	$—	$278,239
Other deposits	1,008,377	—	1,008,377	—	1,008,377
Accrued interest payable	192	—	192	—	192

		December 31, 2012 Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$373,565	$373,565	$—	$—	$373,565
Securities available-for-sale	367,912	—	367,912	—	367,912
Securities held-to-maturity	51,472	—	50,964	—	50,964
Loans (including loans held-for-sale), net	796,695	—	3,409	793,911	797,320
FHLB and FRB stock	10,728	—	—	—	N/A
Accrued interest receivable	3,773	—	1,514	2,259	3,773
Loan servicing rights and I/O strips receivables	2,495	—	4,715	—	4,715
Liabilities:
Time deposits	$318,664	$—	$319,476	$—	$319,476
Other deposits	1,160,704	—	1,160,704	—	1,160,704
Subordinated debt	9,279	—	—	5,400	5,400
Accrued interest payable	277	—	277	—	277

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

        Commitments to extend credit were as follows:

	December 31, 2013		December 31, 2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$6,136	$359,955	$8,410	$291,191
Standby letters of credit	—	11,099	2,200	7,051

	$6,136	$371,054	$10,610	$298,242

        Commitments generally expire within one year.

        Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

        The Company is required to maintain noninterest-bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2013, the Company maintained reserves of

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$9,370,000 in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

  Loss Contingencies

        The Company's policy is to accrue for legal costs associated with both asserted and unasserted claims when it is probable that such costs will be incurred and such costs can be reasonably estimated. The Company has accrued for such costs associated with an asserted claim arising from an apparent transfer of funds for personal use by an authorized signatory of a customer. The litigation is in the very early stages and the Company intends to vigorously defend the litigation. At this time it is not possible to determine the amount of the loss, if any, arising from the claim in excess of the legal expenses expected to be incurred in defense of the litigation.

(15) Shareholders' Equity and Earnings Per Share

        Authorized Shares—On May 27, 2010, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 30,000,000 to 60,000,000. The additional authorized shares provide the Company greater flexibility for stock splits and stock dividends, issuances under employee benefit plans, financings, corporate mergers and acquisitions, and other general corporate purposes. As of December 31, 2013, the Company also had 10,000,000 authorized shares of preferred stock.

        Series A Preferred Stock—On November 21, 2008, the Company issued 40,000 shares of Series A Fixed Rate Cumulative Perpetual Preferred Stock ("Series A Preferred Stock") to the U.S. Treasury under the terms of the U.S. Treasury Capital Purchase Program for $40,000,000 with a liquidation preference of $1,000 per share. On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve Board, the Company repurchased all of the Series A Preferred Stock and paid all of the related accrued and unpaid dividends. HCC used available cash and proceeds from a $30,000,000 distribution approved by the California Department of Financial Institutions from HBC to HCC. The repurchase of the Series A Preferred Stock accelerated the accretion of the remaining issuance discount on the Series A Preferred Stock. Total dividends and discount accretion on Preferred Stock, including accelerated accretion of approximately $765,000, reduced net income available to common shareholders by $1,206,000 in the first quarter of 2012.

        Warrants—On November 21, 2008, in conjunction with the issuance of the Series A Preferred Stock, the Company issued a warrant to the U.S Treasury with an initial exercise price of $12.96 per share of common stock, with an allocated fair value of $1,979,000. The warrant was exercisable at any time on or before November 21, 2018. The warrant was transferable at any time. On June 12, 2013, the Company completed the repurchase of the common stock warrant for $140,000.

        Series C Preferred Stock—On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. The 21,004 shares of Series C Preferred Stock remain outstanding as of December 31, 2013, and are convertible into 5,601,000 shares of common stock. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. Holders of Series C Preferred Stock will receive dividends if and only to the extent dividends are paid to holders of common stock. The Series C Preferred Stock is

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

not redeemable by the Company or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to the Company's common stock.

        Dividends—On January 23, 2014, the Company announced that its Board of Directors declared a $0.04 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis). The dividend was paid on February 25, 2014, to shareholders of record on February 5, 2014.

        Earnings Per Share—Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participates in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. The common stock warrant was antidilutive at December 31, 2013, 2012, and 2011. The Company repurchased the warrant for $140,000 in the second quarter of 2013. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$11,204	$8,703	$9,038
Less: undistributed earnings allocated to Series C Preferred Stock	1,687	1,527	1,589

Distributed and undistributed earnings allocated to common shareholders	$9,517	$7,176	$7,449

Weighted average common shares outstanding for basic earnings per common share	26,338,161	26,303,245	26,266,584
Dilutive effect of stock options oustanding, using the the treasury stock method	48,291	26,091	3,810

Shares used in computing diluted earnings per common share	26,386,452	26,329,336	26,270,394

Basic earnings per share	$0.36	$0.27	$0.28
Diluted earnings per share	$0.36	$0.27	$0.28

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2013 and 2012, the Company and HBC met all capital adequacy guidelines to which they were subject.

        As of December 31, 2013 HBC was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2013 that management believes have changed the categorization of the Company or HBC as well-capitalized.

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements.

	Actual		To Be Well-Capitalized Under Regulatory Requirements		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total Capital	$179,916	15.3%	$117,581	10.0%	$94,065	8.0%
(to risk-weighted assets)
Tier 1 Capital	$165,162	14.0%	$70,549	6.0%	$47,032	4.0%
(to risk-weighted assets)
Tier 1 Capital	$165,162	11.2%	N/A	N/A	$59,083	4.0%
(to average assets)
As of December 31, 2012
Total Capital	$171,201	16.2%	$105,419	10.0%	$84,335	8.0%
(to risk-weighted assets)
Tier 1 Capital	$157,947	15.0%	$63,263	6.0%	$42,175	4.0%
(to risk-weighted assets)
Tier 1 Capital	$157,947	11.5%	N/A	N/A	$55,130	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        HBC's actual capital and required amounts and ratios are presented in the following table.

	Actual		To Be Well-Capitalized Under Prompt Corrective Action Provisions		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2013
Total Capital	$163,827	13.9%	$117,872	10.0%	$94,297	8.0%
(to risk-weighted assets)
Tier 1 Capital	$149,037	12.6%	$70,723	6.0%	$47,148	4.0%
(to risk-weighted assets)
Tier 1 Capital	$149,037	10.1%	$73,858	5.0%	$59,086	4.0%
(to average assets)
As of December 31, 2012
Total Capital	$161,004	15.3%	$105,507	10.0%	$84,406	8.0%
(to risk-weighted assets)
Tier 1 Capital	$147,742	14.0%	$63,318	6.0%	$42,212	4.0%
(to risk-weighted assets)
Tier 1 Capital	$147,742	10.7%	$68,910	5.0%	$55,128	4.0%
(to average assets)

        Due primarily to the redemption of $9,000,000 of floating-rate subordinated debt in the third quarter of 2013, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at December 31, 2013 decreased to 15.3%, 14.0%, and 11.2%, compared to 16.2%, 15.0%, and 11.5% at December 31, 2012, respectively. Due primarily to distributions from HBC to HCC totaling $16,000,000 during 2013, HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at December 31, 2013 decreased to 13.9%, 12.6%, and 10.1%, compared to 15.3%, 14.0%, and 10.7% at December 31, 2012, respectively. However, at December 31, 2013, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Financial Institutions may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the California Department of Financial Institutions and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2013, HBC would be required to obtain regulatory approval from the California Department of Financial Institutions for a dividend or other

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

distribution to HCC. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company.

(17) Parent Company only Condensed Financial Information

        The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and cash equivalents	$19,009	$11,193
Investment in subsidiary bank	155,958	164,949
Investment in subsidiary trusts	—	279
Other assets	—	2,650

Total assets	$174,967	$179,071

Liabilities and Shareholder's Equity
Subordinated debt	$—	$9,279
Other liabilities	1,571	51
Shareholder's equity	173,396	169,741

Total liabilities and shareholder's equity	$174,967	$179,071

Condensed Statements of Income

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Interest income	$—	$1	$10
Dividend from subsidiary bank	16,000	45,000	—
Interest expense	(229)	(1,383)	(1,871)
Other expenses	(2,080)	(2,615)	(2,232)

Income (loss) before income taxes and equity in net income of subsidiary bank	13,691	41,003	(4,093)
Equity in net income of subsidiary bank:
Reduction in contributed capital and distribution from subsidiary bank	(16,000)	(45,000)	—
Net income of subsidiary bank	13,155	12,710	14,348
Income tax benefit	694	1,196	1,116

Net income	11,540	9,909	11,371
Dividends and discount accretion on preferred stock	(336)	(1,206)	(2,333)

Net income available to common shareholders	$11,204	$8,703	$9,038

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$11,540	$9,909	$11,371
Adjustments to reconcile net income to net cash provided by (used in) operations:
Amortization of restricted stock award, net of forfeitures and taxes	200	148	75
Equity in undistributed loss/(net income) of subsidiary bank	2,845	32,290	(14,348)
Net change in other assets and liabilities	4,478	(744)	(1,182)

Net cash provided by (used in) operating activities	19,063	41,603	(4,084)
Cash flows from financing activities:
Repayment of subordinated debt	(9,279)	(14,423)	—
Payment of cash dividends	(1,916)	(373)	(4,672)
Repayment of preferred stock	—	(40,000)	—
Issuance of common stock, net of issuance costs	88	39	—
Payment of repurchase of common stock warrant	(140)	—	—

Net cash used in financing activities	(11,247)	(54,757)	(4,672)

Net increase (decrease) in cash and cash equivalents	7,816	(13,154)	(8,756)
Cash and cash equivalents, beginning of year	11,193	24,347	33,103

Cash and cash equivalents, end of year	$19,009	$11,193	$24,347

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Quarterly Financial Data (Unaudited)

        The following table discloses the Company's selected unaudited quarterly financial data:

	For the Quarter Ended
	12/31/13	09/30/13	06/30/13	03/31/13
	(Dollars in thousands, except per share amounts)
Interest income	$13,623	$13,458	$12,838	$12,867
Interest expense	574	627	685	714

Net interest income	13,049	12,831	12,153	12,153
Provision (credit) for loan losses	(12)	(534)	(270)	—

Net interest income after provision for loan losses	13,061	13,365	12,423	12,153
Noninterest income	1,898	1,738	1,915	1,663
Noninterest expense	10,172	10,380	10,389	10,781

Income before income taxes	4,787	4,723	3,949	3,035
Income tax expense	1,433	1,510	1,156	855

Net income	3,354	3,213	2,793	2,180
Dividends on preferred stock	(168)	(168)	—	—

Net income available to common shareholders	$3,186	$3,045	$2,793	$2,180

Earnings per common share
Basic	$0.10	$0.10	$0.09	$0.07
Diluted	$0.10	$0.10	$0.09	$0.07

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Quarter Ended
	12/31/12	09/30/12	06/30/12	03/31/12
	(Dollars in thousands, except per share amounts)
Interest income	$12,958	$12,862	$13,296	$13,449
Interest expense	747	1,038	1,212	1,190

Net interest income	12,211	11,824	12,084	12,259
Provision for loan losses	669	1,200	815	100

Net interest income after provision for loan losses	11,542	10,624	11,269	12,159
Noninterest income	2,104	2,948	2,090	1,723
Noninterest expense	9,799	10,147	9,454	10,856

Income before income taxes	3,847	3,425	3,905	3,026
Income tax expense	1,178	939	1,226	951

Net income	2,669	2,486	2,679	2,075
Dividends and discount accretion on preferred stock(1)	—	—	—	(1,206)

Net income available to common shareholders	$2,669	$2,486	$2,679	$869

Earnings per common share
Basic	$0.08	$0.08	$0.08	$0.03
Diluted	$0.08	$0.08	$0.08	$0.03

(1)
The Company repurchased the $40,000,000 of Series A preferred stock issued to the U.S. Treasury Department under the TARP Capital Purchase Program during the first quarter of 2012. The Series A Preferred Stock was initially recorded at a discount, and the repurchase accelerated the accretion of the remaining discount on the Series A Preferred Stock. While the accelerated accretion did not impact net income, it resulted in a one-time non-cash reduction in net income available to common shareholders of approximately $765,000 in the first quarter of 2012. Total dividends and discount accretion on the Series A Preferred Stock, including the accelerated accretion, reduced net income available to common shareholders by $1,206,000 in the first quarter of 2012.

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
10.1	Real Property Leases for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 5, 1998)
10.2	Third Amendment to Lease for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed August 17, 2005)
10.3	Fourth Amendment to Lease for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed August 17, 2005)
10.4	Fourth Amendment to Sublease for Registrant's Principle Office (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 22, 2005)
*10.5	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed May 3, 2005)
*10.6	1994 Stock Option Plan and Form of Agreement (incorporated herein by reference from the Registrant's Registration Statement on Form S-8 filed July 17, 1998)
*10.7	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 2, 2009)
*10.8	Restricted Stock Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 22, 2005)
*10.9	2004 Stock Option Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 22, 2005)
*10.10	Non-qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 31, 2005)
*10.11	Amended and Restated Employment Agreement with Walter Kaczmarek, dated October 17, 2007 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed October 22, 2007)
*10.12	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed July 21, 2011)

Exhibit Number	Description
*10.13	Employment Agreement with Dan T. Kawamoto, dated June 11, 2009 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 16, 2009)
*10.14	Employment Agreement with Michael E. Benito, dated February 1, 2012 (incorporated by reference from the Registrant's Current Report on Form 8-K filed February 1, 2012)
*10.15	Employment Agreement with David Porter, dated June 25, 2012 (incorporated by reference from the Registrant's Current Report on Form 8-K filed June 25, 2012)
*10.16	Employment Agreement with Keith Wilton, dated February 18, 2014 (incorporated by reference from the Registrant's Current Report on Form 8-K filed February 20, 2014)
*10.17	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 9, 2012)
*10.18	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 9, 2012)
*10.19	2013 Equity Incentive Plan (incorporated by reference from the Registrant's Registration Statement in Form S-8 filed July 15, 2013)
*10.20	Form of Restricted Stock Agreement For 2013 Equity Incentive Plan (incorporated by reference from the Registrant's Registration Statement on Form S-8 filed July 15, 2013)
*10.21	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant's Registration Statement on Form S-8 filed July 15, 2013)
*10.22	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed September 30, 2008)
*10.23	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 17, 2008)
*10.24	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 17, 2008)
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