Form 10-Q
period 2014-03-31
HERITAGE COMMERCE CORP
filed 2014-05-08
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

        The Registrant had 26,370,510 shares of Common Stock outstanding on April 18, 2014.

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

  •
  Delay in the pace of economic recovery and stagnant or decreasing employment levels;

  •
  Changes in the financial performance or condition of the Company's customers, or changes in the performance or creditworthiness of our customers' suppliers or other counterparties, which could lead to decreased loan utilization rates, delinquencies, or defaults, which could negatively affect our customers' ability to meet certain credit obligations;

  •
  Volatility in credit or equity markets and its effect on the global economy;

  •
  Changes in consumer spending, borrowing or saving habits;

  •
  Competition for loans and deposits and failure to attract or retain deposits or loans;

  •
  The ability to increase market share and control expenses;

  •
  Risks associated with concentrations in real estate related loans;

  •
  Other-than-temporary impairment charges to our securities portfolio;

  •
  An oversupply of inventory and deterioration in values of California commercial real estate;

  •
  A prolonged slowdown in construction activity;

  •
  Changes in the level of nonperforming assets, charge-offs, or other credit quality measures, and their impact on the adequacy of the Company's allowance for loan losses and the Company's provision for loan losses;

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

  •
  The effect of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations to be promulgated by supervisory and oversight agencies implementing the legislation taking into account that the precise timing, extent and nature of such rules and regulations and the impact on the Company are uncertain;

  •
  The impact of revised capital requirements under Basel III;

  •
  Significant changes in applicable laws and regulations, including those concerning taxes, banking and securities;

  •
  Changes in the competitive environment among financial or bank holding companies and other financial service providers;

  •
  The effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, the Public Company Accounting Oversight Board, the Financial Accounting Standards Board and other accounting standard setters;

  •
  The costs and effects of legal and regulatory developments, including resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; and

  •
  Our success in managing the risks involved in the foregoing factors.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Assets
Cash and due from banks	$30,666	$20,158
Interest-bearing deposits in other financial institutions	54,333	92,447

Total cash and cash equivalents	84,999	112,605
Securities available-for-sale, at fair value	262,375	280,100
Securities held-to-maturity, at amortized cost (fair value of $89,840 at March 31, 2014 and $86,032 at December 31, 2013)	95,548	95,921
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	2,894	3,148
Loans, net of deferred fees	941,759	914,913
Allowance for loan losses	(18,817)	(19,164)

Loans, net	922,942	895,749
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,557	10,435
Company owned life insurance	50,055	50,012
Premises and equipment, net	7,186	7,240
Intangible assets	1,412	1,527
Accrued interest receivable and other assets	32,142	34,895

Total assets	$1,470,110	$1,491,632

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$440,864	$431,085
Demand, interest-bearing	198,141	195,451
Savings and money market	352,977	347,052
Time deposits—under $100	20,669	21,646
Time deposits—$100 and over	195,769	195,005
Time deposits—brokered	40,440	55,524
CDARS—money market and time deposits	13,135	40,458

Total deposits	1,261,995	1,286,221
Accrued interest payable and other liabilities	31,298	32,015

Total liabilities	1,293,293	1,318,236
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at March 31, 2014 and December 31, 2013 (liquidation preference of $21,004 at March 31, 2014 and December 31, 2013)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,370,510 shares issued and outstanding at March 31, 2014 and 26,350,938 shares issued and outstanding at December 31, 2013	132,631	132,561
Retained earnings	27,143	25,345
Accumulated other comprehensive loss	(2,476)	(4,029)

Total shareholders' equity	176,817	173,396

Total liabilities and shareholders' equity	$1,470,110	$1,491,632

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$11,139	$10,089
Securities, taxable	2,170	2,462
Securities, non-taxable	506	248
Interest-bearing deposits in other financial institutions	40	68

Total interest income	13,855	12,867

Interest expense:
Deposits	521	625
Subordinated debt	—	88
Short-term borrowings	—	1

Total interest expense	521	714

Net interest income before provision for loan losses	13,334	12,153
Provision (credit) for loan losses	(10)	—

Net interest income after provision for loan losses	13,344	12,153

Noninterest income:
Service charges and fees on deposit accounts	620	577
Increase in cash surrender value of life insurance	398	416
Servicing income	348	365
Gain on sales of SBA loans	157	136
Gain on sales of securities	50	31
Other	444	138

Total noninterest income	2,017	1,663

Noninterest expense:
Salaries and employee benefits	6,243	6,011
Occupancy and equipment	945	1,068
Professional fees	586	982
Insurance expense	269	254
Software subscriptions	247	291
FDIC deposit insurance premiums	234	259
Data processing	230	252
Low income housing investment losses	188	311
Correspondent bank charges	182	164
Foreclosed assets, net	(18)	(155)
Other	1,628	1,344

Total noninterest expense	10,734	10,781

Income before income taxes	4,627	3,035
Income tax expense	1,551	855

Net income	3,076	2,180
Dividends on preferred stock	(224)	—

Net income available to common shareholders	$2,852	$2,180

Earnings per common share:
Basic	$0.10	$0.07
Diluted	$0.10	$0.07

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net income	$3,076	$2,180
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities and I/O strips	2,750	(2,164)
Deferred income taxes	(1,155)	909
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(14)	(14)
Deferred income taxes	6	6
Reclassification adjustment for gains realized in income	(50)	(31)
Deferred income taxes	21	13

Change in unrealized gains (losses) on securities and I/O strips, net of deferred income taxes	1,558	(1,281)

Change in net pension and other benefit plan liability adjustment	(9)	29
Deferred income taxes	4	(12)

Change in pension and other benefit plan liability, net of deferred income taxes	(5)	17

Other comprehensive income (loss)	1,553	(1,264)

Total comprehensive income	$4,629	$916

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Three Months Ended March 31, 2014 and 2013
						Accumulated Other Comprehensive Income / (Loss)
	Preferred Stock		Common Stock
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2013	21,004	$19,519	26,322,147	$131,820	$15,721	$2,681	$169,741
Net income	—	—	—	—	2,180	—	2,180
Other comprehensive loss	—	—	—	—	—	(1,264)	(1,264)
Issuance of restricted stock awards	—	—	10,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	45	—	—	45
Stock option expense, net of forfeitures and taxes	—	—	—	129	—	—	129
Stock options exercised	—	—	1,221	4	—	—	4

Balance, March 31, 2013	21,004	$19,519	26,333,368	$131,998	$17,901	$1,417	$170,835

Balance, December 31, 2013	21,004	$19,519	26,350,938	$132,561	$25,345	$(4,029)	$173,396
Net income	—	—	—	—	3,076	—	3,076
Other comprehensive income	—	—	—	—	—	1,553	1,553
Issuance of restricted stock awards, net	—	—	15,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	(136)	—	—	(136)
Cash dividend declared $0.04 per share	—	—	—	—	(1,278)	—	(1,278)
Stock option expense, net of forfeitures and taxes	—	—	—	187	—	—	187
Stock options exercised	—	—	4,572	19	—	—	19

Balance, March 31, 2014	21,004	$19,519	26,370,510	$132,631	$27,143	$(2,476)	$176,817

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,076	$2,180
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	256	756
Gain on sales of securities available-for-sale	(50)	(31)
Gain on sales of SBA loans	(157)	(136)
Proceeds from sale of SBA loans originated for sale	2,433	1,774
Net change in SBA loans originated for sale	(2,022)	(2,643)
Provision (credit) for loan losses	(10)	—
Increase in cash surrender value of life insurance	(398)	(416)
Depreciation and amortization	177	177
Amortization of intangible assets	115	118
Gains on sale of foreclosed assets, net	—	(198)
Stock option expense, net	187	129
Amortization of restricted stock awards, net	(136)	45
Gain on redemption of company owned life insurance	(51)	—
Effect of changes in:
Accrued interest receivable and other assets	1,623	(88)
Accrued interest payable and other liabilities	237	1,806

Net cash provided by operating activities	5,280	3,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(34,775)	(8,334)
Purchase of securities held-to-maturity	(959)	(18,433)
Maturities/paydowns/calls of securities available-for-sale	5,013	23,056
Maturities/paydowns/calls of securities held-to-maturity	331	1,429
Proceeds from sale of securities available-for-sale	50,011	3,530
Net change in loans	(27,183)	10,690
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(122)	(36)
Purchase of premises and equipment	(123)	(340)
Proceeds from sale of foreclosed assets	—	743
Proceeds from redemption of company owned life insurance	406	—

Net cash (used in) provided by investing activities	(7,401)	12,305

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(24,226)	(312,478)
Payment of cash dividends	(1,278)	—
Exercise of stock options	19	4

Net cash used in financing activities	(25,485)	(312,474)

Net decrease in cash and cash equivalents	(27,606)	(296,696)
Cash and cash equivalents, beginning of period	112,605	373,565

Cash and cash equivalents, end of period	$84,999	$76,869

Supplemental disclosures of cash flow information:
Interest paid	$518	$709
Income taxes paid	500	1,025
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$—	$3,351
Loans transferred to foreclosed assets	—	33
Transfer of loans held-for-sale to loan portfolio	—	20

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce (the "Bank" or "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2013. The Company also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III, which were Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. During the third quarter of 2012 the Company dissolved the Heritage Statutory Trust I and the Heritage Capital Trust I. During the third quarter of 2013 the Company dissolved the Heritage Statutory Trust II and the Heritage Commerce Corp Statutory Trust III.

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

        The results for the three months ended March 31, 2014 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2014.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In January 2014, the FASB amended existing guidance clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

1) Basis of Presentation (Continued)

conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. We are currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participates in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. The common stock warrant was antidilutive for the three months ended March 31, 2013. The Company repurchased the warrant for $140,000 in the second quarter of 2013. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$2,852	$2,180
Less: undistributed earnings allocated to Series C Preferred Stock	315	382

Distributed and undistributed earnings allocated to common shareholders	$2,537	$1,798

Weighted average common shares outstanding for basic earnings per common share	26,359,825	26,329,343
Dilutive effect of stock options oustanding, using the the treasury stock method	123,263	49,114

Shares used in computing diluted earnings per common share	26,483,088	26,378,457

Basic earnings per share	$0.10	$0.07
Diluted earnings per share	$0.10	$0.07

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Three Months Ended March 31, 2014 and 2013
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2014, net of taxes	$(430)	$466	$(4,065)	$(4,029)
Other comprehensive income (loss) before reclassification, net of taxes	1,595	—	(10)	1,585
Amounts reclassified from other comprehensive income (loss), net of taxes	(29)	(8)	5	(32)

Net current period other comprensive income (loss), net of taxes	1,566	(8)	(5)	1,553

Ending balance March 31, 2014, net of taxes	$1,136	$458	$(4,070)	$(2,476)

Beginning balance January 1, 2013, net of taxes	$7,887	$497	$(5,703)	$2,681
Other comprehensive (loss) before reclassification, net of taxes	(1,255)	—	(11)	(1,266)
Amounts reclassified from other comprehensive income (loss), net of taxes	(18)	(8)	28	2

Net current period other comprehensive income (loss), net of taxes	(1,273)	(8)	17	(1,264)

Ending balance March 31, 2013, net of taxes	$6,614	$489	$(5,686)	$1,417

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

3) Accumulated Other Comprehensive Income ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Three Months Ended March 31,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2014	2013
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$50	$31	Realized gains on sale of securities
	(21)	(13)	Income tax expense

	29	18	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	14	14	Interest income on taxable securities
	(6)	(6)	Income tax expense

	8	8	Net of tax

Amortization of defined benefit pension plan items(2)
Prior transition obligation	26	22
Actuarial losses	(35)	(71)

	(9)	(49)	Income before income tax
	4	21	Income tax expense

	(5)	(28)	Net of tax

Total reclassification for the period	$32	$(2)

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 7—Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at March 31, 2014 and December 31, 2013 were as follows:

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$160,905	$2,254	$(1,927)	$161,232
Asset-backed securities	27,355	40	(112)	27,283
Corporate bonds	52,952	552	(470)	53,034
Trust preferred securities	20,869	—	(43)	20,826

Total	$262,081	$2,846	$(2,552)	$262,375

Securities held-to-maturity:
Agency mortgage-backed securities	$15,586	$—	$(345)	$15,241
Municipals—tax exempt	79,962	343	(5,706)	74,599

Total	$95,548	$343	$(6,051)	$89,840

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$208,644	$2,465	$(3,465)	$207,644
Corporate bonds	53,002	527	(1,483)	52,046
Trust preferred securities	20,849	—	(439)	20,410

Total	$282,495	$2,992	$(5,387)	$280,100

Securities held-to-maturity:
Agency mortgage-backed securities	$15,932	$—	$(470)	$15,462
Municipals—tax exempt	79,989	54	(9,473)	70,570

Total	$95,921	$54	$(9,943)	$86,032

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

4) Securities (Continued)

        Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
March 31, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$66,006	$(1,783)	$2,632	$(144)	$68,638	$(1,927)
Asset-backed securities	17,525	(112)	—	—	17,525	(112)
Corporate bonds	34,974	(372)	1,922	(98)	36,896	(470)
Trust preferred securities	5,826	(43)	—	—	5,826	(43)

Total	$124,331	$(2,310)	$4,554	$(242)	$128,885	$(2,552)

Securities held-to-maturity:
Agency mortgage-backed securities	$5,539	$(43)	$9,326	$(302)	$14,865	$(345)
Municipals—Tax Exempt	21,562	(1,297)	39,602	(4,409)	61,164	(5,706)

Total	$27,101	$(1,340)	$48,928	$(4,711)	$76,029	$(6,051)

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$87,798	$(2,869)	$8,920	$(596)	$96,718	$(3,465)
Corporate bonds	38,092	(1,322)	1,860	(161)	39,952	(1,483)
Trust preferred securities	20,410	(439)	—	—	20,410	(439)

Total	$146,300	$(4,630)	$10,780	$(757)	$157,080	$(5,387)

Securities held-to-maturity:
Agency mortgage-backed securities	$5,978	$(101)	$9,134	$(369)	$15,112	$(470)
Municipals—Tax Exempt	38,177	(4,421)	25,520	(5,052)	63,697	(9,473)

Total	$44,155	$(4,522)	$34,654	$(5,421)	$78,809	$(9,943)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At March 31, 2014, the Company held 370 securities (141 available for sale and 229 held-to-maturity), of which 235 had fair values below amortized cost. At March 31, 2014, there were $2,632,000 of agency mortgage-backed securities available-for-sale, $1,922,000 of corporate bonds available-for-sale, $9,326,000 of agency mortgage-backed securities held-to-maturity and $39,602,000 of municipals bonds held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $4,953,000 at March 31, 2014. The unrealized losses were due to higher interest rates.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

4) Securities (Continued)

The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at March 31, 2014.

        At December 31, 2013, the Company held 392 securities (163 available-for-sale and 229 held to maturity), of which 275 had fair values below amortized cost. At December 31, 2013, there were $8,920,000 of agency mortgage-backed securities available-for-sale, $1,860,000 of corporate bonds available-for-sale, $9,134,000 of agency mortgage-backed securities held-to-maturity, and $25,520,000 of municipal bonds held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $6,178,000 at December 31, 2013. The unrealized losses were due to higher interest rates. The issuers were of high credit quality and all principal amounts were expected to be paid when securities mature. The fair value was expected to recover as the securities approach their maturity date and/or market rates decline. The Company did not believe that it is more likely than not that the Company would be required to sell a security in an unrealized loss position prior to recovery in value. The Company did not consider these securities to be other than temporarily impaired at December 31, 2013.

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Proceeds	$50,011	$3,530
Gross gains	$720	$31
Gross losses	$(670)	—

        The amortized cost and estimated fair values of securities as of March 31, 2014, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$6,276	$6,630
Due after five through ten years	46,676	46,404
Due after ten years	20,869	20,826
Asset-backed securities and agency mortgage-backed securities	188,260	188,515

Total	$262,081	$262,375

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

4) Securities (Continued)

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after five through ten years	$3,643	$3,610
Due after ten years	76,319	70,989
Agency mortgage-backed securities	15,586	15,241

Total	$95,548	$89,840

5) Loans

        Loans were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$390,650	$393,074
Real estate:
Commercial and residential	436,562	423,288
Land and construction	42,889	31,443
Home equity	56,289	51,815
Consumer	15,829	15,677

Loans	942,219	915,297
Deferred loan origination fees, net	(460)	(384)

Loans, net of deferred fees	941,759	914,913
Allowance for loan losses	(18,817)	(19,164)

Loans, net	$922,942	$895,749

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended March 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,533	$6,548	$83	$19,164
Charge-offs	(408)	—	—	(408)
Recoveries	44	27	—	71

Net (charge-offs) recoveries	(364)	27	—	(337)
Provision (credit) for loan losses	(323)	319	(6)	(10)

Balance, end of period	$11,846	$6,894	$77	$18,817

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

5) Loans (Continued)

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

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	March 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,694	$667	$18	$2,379
Collectively evaluated for impairment	10,152	6,227	59	16,438

Total allowance balance	$11,846	$6,894	$77	$18,817

Loans:
Individually evaluated for impairment	$5,157	$5,552	$115	$10,824
Collectively evaluated for impairment	385,493	530,188	15,714	931,395

Total loan balance	$390,650	$535,740	$15,829	$942,219

	December 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,694	$741	$21	$2,456
Collectively evaluated for impairment	10,839	5,807	62	16,708

Total allowance balance	$12,533	$6,548	$83	$19,164

Loans:
Individually evaluated for impairment	$4,906	$6,790	$122	$11,818
Collectively evaluated for impairment	388,168	499,756	15,555	903,479

Total loan balance	$393,074	$506,546	$15,677	$915,297

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

5) Loans (Continued)

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of March 31, 2014 and December 31, 2013. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	March 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$2,821	$2,556	$—	$1,999	$1,915	$—
Real estate:
Commercial and residential	1,714	1,714	—	2,831	2,831	—
Land and construction	1,718	1,718	—	1,761	1,761	—
Home Equity	373	373	—	377	377	—

Total with no related allowance recorded	6,626	6,361	—	6,968	6,884	—
With an allowance recorded:
Commercial	2,601	2,601	1,694	3,225	2,991	1,694
Real estate:
Commercial and residential	1,513	1,513	433	1,531	1,531	451
Home Equity	234	234	234	290	290	290
Consumer	115	115	18	122	122	21

Total with an allowance recorded	4,463	4,463	2,379	5,168	4,934	2,456

Total	$11,089	$10,824	$2,379	$12,136	$11,818	$2,456

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

	Three Months Ended March 31, 2014
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$5,032	$3,795	$1,739	$637	$118	$11,321
Interest income during impairment	$10	$—	$—	$—	$—	$10
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

5) Loans (Continued)

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

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	March 31,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$9,546	$16,115	$11,326
Restructured and loans over 90 days past due and still accruing	1,278	549	492

Total nonperforming loans	$10,824	$16,664	$11,818

Other restructured loans	$—	$1,717	$—
Impaired loans, excluding loans held-for-sale	$10,824	$18,381	$11,818

        The following table presents the nonperforming loans by class for the periods indicated:

	March 31, 2014			December 31, 2013
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$3,879	$1,278	$5,157	$4,414	$492	$4,906
Real estate:
Commercial and residential	3,227	—	3,227	4,363	—	4,363
Land and construction	1,718	—	1,718	1,761	—	1,761
Home equity	607	—	607	666	—	666
Consumer	115	—	115	122	—	122

Total	$9,546	$1,278	$10,824	$11,326	$492	$11,818

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

5) Loans (Continued)

        The following tables present the aging of past due loans by class for the periods indicated:

	March 31, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$890	$1,153	$2,451	$4,494	$386,156	$390,650
Real estate:
Commercial and residential	873	—	1,065	1,938	434,624	436,562
Land and construction	—	—	—	—	42,889	42,889
Home equity	—	—	234	234	56,055	56,289
Consumer	14	25	83	122	15,707	15,829

Total	$1,777	$1,178	$3,833	$6,788	$935,431	$942,219

	December 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,314	$428	$2,865	$6,607	$386,467	$393,074
Real estate:
Commercial and residential	1,559	—	1,065	2,624	420,664	423,288
Land and construction	—	—	—	—	31,443	31,443
Home equity	28	—	290	318	51,497	51,815
Consumer	—	—	89	89	15,588	15,677

Total	$4,901	$428	$4,309	$9,638	$905,659	$915,297

        Past due loans 30 days or greater totaled $6,788,000 and $9,638,000 at March 31, 2014 and December 31, 2013, respectively, of which $3,050,000 and $5,900,000 were on nonaccrual. At March 31, 2014, there were also $6,496,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2013, there were also $5,426,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

Credit Quality Indicators

        Concentrations of credit risk arise when a number of customers are engaged in similar business activities, or activities in the same geographic region, or have similar features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. The

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

5) Loans (Continued)

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at March 31, 2014 or December 31, 2013.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

5) Loans (Continued)

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	March 31, 2014			December 31, 2013
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$379,566	$11,084	$390,650	$380,806	$12,268	$393,074
Real estate:
Commercial and residential	432,370	4,192	436,562	416,992	6,296	423,288
Land and construction	41,171	1,718	42,889	29,682	1,761	31,443
Home equity	53,367	2,922	56,289	48,818	2,997	51,815
Consumer	15,499	330	15,829	15,336	341	15,677

Total	$921,973	$20,246	$942,219	$891,634	$23,663	$915,297

*
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

        The recorded investment of troubled debt restructurings at March 31, 2014 was $3,593,000, which included $3,135,000 of nonaccrual loans and $458,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2013 was $3,722,000, which included $3,230,000 of nonaccrual loans and $492,000 of accruing loans. Approximately $1,092,000 and $1,186,000 in specific reserves were established with respect to these loans as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no new loans modified as troubled debt restructurings during the three month periods ended March 31, 2014 and March 31, 2013.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three month periods ended March 31, 2014 and 2013.

        A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Income Taxes

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

6) Income Taxes (Continued)

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

        The Company had net deferred tax assets of $21,403,000, and $23,326,000, at March 31, 2014, and December 31, 2013, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at March 31, 2014 and December 31, 2013 will be fully realized in future years.

7) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$179	$304
Interest cost	228	196
Amortization of net actuarial loss	35	71

Net periodic benefit cost	$442	$571

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

7) Benefit Plans (Continued)

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,353	$4,717
Interest cost	49	177
Actuarial gain	—	(541)

Projected benefit obligation at end of period	$4,402	$4,353

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Net actuarial loss	$304	$256
Prior transition obligation	1,575	1,597

Accumulated other comprehensive loss	$1,879	$1,853

	March 31, 2014	March 31, 2013
	(Dollars in thousands)
Amortization of prior transition obligation	$(26)	$(22)
Interest cost	49	44

Net periodic benefit cost	$23	$22

8) Equity

Common Stock Warrant

        The common stock warrant issued to the U.S. Treasury as part of the Company's participation in the U.S. Treasury Capital Purchase Program was repurchased by the Company in the second quarter of 2013.

Series C Preferred Stock

        On June 21, 2010, the Company issued to various institutional investors 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"). The Series C Preferred Stock is mandatorily convertible into common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred Stock to third parties not affiliated with the holder in a widely dispersed offering. The 21,004 shares of Series C Preferred Stock are convertible into 5,601,000 shares of common stock. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. The

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

8) Equity (Continued)

holders of Series C Preferred Stock receive dividends on an as converted basis when dividends are also declared for holders of common stock. The Series C Preferred Stock is not redeemable by the Company or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to the Company's common stock.

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

March 31, 2014

(Unaudited)

9) Fair Value (Continued)

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2014:
Available-for-sale securities:
Agency mortgage-backed securities	$161,232	—	$161,232	—
Asset-backed securities	$27,283		$27,283
Corporate bonds	$53,034	—	$53,034	—
Trust preferred securities	$20,826	—	$20,826	—
I/O strip receivables	$1,664	—	$1,664	—
Assets at December 31, 2013:
Available-for-sale securities:
Agency mortgage-backed securities	$207,644	—	$207,644	—
Corporate bonds	$52,046	—	$52,046	—
Trust preferred securities	$20,410	—	$20,410	—
I/O strip receivables	$1,647	—	$1,647	—

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

March 31, 2014

(Unaudited)

9) Fair Value (Continued)

adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at March 31, 2014:
Impaired loans—held-for-investment:
Commercial	$1,918	—	—	$1,918
Real estate:
Commercial and residential	1,729	—	—	1,729
Land and construction	1,255	—	—	1,255
Consumer	97	—	—	97

	$4,999	—	—	$4,999

Assets at December 31, 2013:
Impaired loans—held-for-investment:
Impaired loans—held-for-investment:
Commercial	$1,780	—	—	$1,780
Real estate:
Commercial and residential	2,846	—	—	2,846
Land and construction	1,290	—	—	1,290
Consumer	100	—	—	100

	$6,016	—	—	$6,016

Foreclosed assets:
Land and construction	$575	—	—	$575

	$575			$575

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

9) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for- investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$7,378	$8,472
Book value of impaired loans held-for-investment carried at cost	3,446	3,346

Total impaired loans held-for-investment	$10,824	$11,818

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$7,378	$8,472
Specific valuation allowance	(2,379)	(2,456)

Impaired loans held-for-investment carried at fair value, net	$4,999	$6,016

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $10,824,000 at March 31, 2014, after partial charge-offs of $265,000 in the first three months of 2014. In addition, these loans had a specific valuation allowance of $2,379,000 at March 31, 2014. Impaired loans held-for-investment totaling $7,378,000 at March 31, 2014 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $3,446,000 of impaired loans were carried at cost at March 31, 2014, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first three months of 2014 on impaired loans held-for-investment carried at fair value at March 31, 2014 resulted in an additional provision for loan losses of $14,000.

        Impaired loans held for investment of $11,818,000 at December 31, 2013, after partial charge offs of $318,000 in 2013, were analyzed for additional impairment primarily using the fair value of collateral. In addition, these loans had a specific valuation allowance of $2,456,000 at December 31, 2013. Impaired loans held for investment totaling $8,472,000 at December 31, 2013 were carried at fair value as a result of the aforementioned partial charge offs and specific valuation allowances at year end. The remaining $3,346,000 of impaired loans were carried at cost at December 31, 2013, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge offs and changes in specific valuation allowances during 2013 on impaired loans held for investment carried at fair value at December 31, 2013 resulted in an additional provision for loan losses of $508,000.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

9) Fair Value (Continued)

        At December 31, 2013, foreclosed assets had a carrying amount of $575,000, with no valuation allowance at December 31, 2013.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	March 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$1,918	Market Approach	Discount adjustment for differences between comparable sales	2% to 3% (2%)
Real estate:
Commercial and residential	$1,729	Market Approach	Discount adjustment for differences between comparable sales	1% to 15% (5%)
Land and construction	$1,255	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)

	December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$1,780	Market Approach	Discount adjustment for differences between comparable sales	2% to 3% (2%)
Real estate:
Commercial and residential	$2,846	Market Approach	Discount adjustment for differences between comparable sales	1% to 15% (2%)
Land and construction	$1,290	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Land and construction	$575	Market Approach	Discount adjustment for differences between comparable sales	1% to 16% (7%)

        The Company obtains third party appraisals on its impaired loans held-for-investment and foreclosed assets to determine fair value. Generally, the third party appraisals apply the "market approach," which is a valuation technique that uses prices and other relevant information generated by

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

9) Fair Value (Continued)

market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral.

        The carrying amounts and estimated fair values of financial instruments at March 31, 2014 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$84,999	$84,999	—	—	$84,999
Securities available-for-sale	$262,375	—	$262,375	—	$262,375
Securities held-to-maturity	$95,548	—	$89,840	—	$89,840
Loans (including loans held-for-sale), net	$925,836	—	$2,894	$914,768	$917,662
FHLB and FRB stock	$10,557	—	—	—	N/A
Accrued interest receivable	$4,307	—	$1,839	$2,468	$4,307
Loan servicing rights and I/O strips receivables	$2,163	—	$4,245	—	$4,245
Liabilities:
Time deposits	$263,488	—	$263,905	—	$263,905
Other deposits	$998,507	—	$998,507	—	$998,507
Accrued interest payable	$195	—	$195	—	$195

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

9) Fair Value (Continued)

        The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 2013:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$112,605	$112,605	—	—	$112,605
Securities available-for-sale	$280,100	—	$280,100	—	$280,100
Securities held-to-maturity	$95,921	—	$86,032	—	$86,032
Loans (including loans held-for-sale), net	$898,897	—	$3,148	$890,368	$893,516
FHLB and FRB stock	$10,435	—	—	—	N/A
Accrued interest receivable	$4,085	—	$1,729	$2,356	$4,085
Loan servicing rights and I/O strips receivables	$2,172	—	$4,203	—	$4,203
Liabilities:
Time deposits	$277,844	—	$278,239	—	$278,239
Other deposits	$1,008,377	—	$1,008,377	—	$1,008,377
Accrued interest payable	$192	—	$192	—	$192

        The methods and assumptions, not previously discussed, used to estimate the fair value are described as follows:

Cash and Cash Equivalents

        The carrying amounts of cash on hand, noninterest and interest bearing due from bank accounts, and Fed funds sold approximate fair values and are classified as Level 1.

Loans

        The fair value of loans held-for-sale is estimated based upon binding contracts and quotes from third parties resulting in a Level 2 classification.

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

March 31, 2014

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

10) Equity Plan

        The Company maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan"). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

10) Equity Plan (Continued)

determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. As of March 31, 2014, the Company granted 312,050 shares of nonqualified stock options and 15,000 shares of restricted stock subject to time vesting requirements. There were no shares available under the 2004 Plan for new grants of stock options and restricted stock and 1,400,450 shares available for the issuance of equity awards under the 2013 Plan as of March 31, 2014.

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,506,504	$11.80
Granted	312,050	$8.07
Exercised	(4,572)	$4.20
Forfeited or expired	(8,857)	$12.08

Outstanding at March 31, 2014	1,805,125	$11.18	6.3	$1,859,363

Vested or expected to vest	1,714,869		6.3	$1,766,395

Exercisable at March 31, 2014	1,104,654		4.5	$1,195,045

        As of March 31, 2014, there was $2,625,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 3.2 years.

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2014	58,000	$6.28
Granted	15,000	$8.23

Nonvested shares at March 31, 2014	73,000	$6.68

        As of March 31, 2014, there was $182,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

11) Capital Requirements

        The Company and its subsidiary bank are subject to various regulatory capital requirements administered by the banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements and operations. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and HBC must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2014 and 2013, the Company and HBC met all capital adequacy guidelines to which they were subject.

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements.

	Actual		To Be Well-Capitalized Under Regulatory Requirements		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2014
Total Capital	$187,536	15.4%	$121,666	10.0%	$97,333	8.0%
(to risk-weighted assets)
Tier 1 Capital	$172,277	14.2%	$72,999	6.0%	$48,666	4.0%
(to risk-weighted assets)
Tier 1 Capital	$172,277	11.9%	N/A	N/A	$58,076	4.0%
(to average assets)
As of December 31, 2013
Total Capital	$179,916	15.3%	$117,581	10.0%	$94,065	8.0%
(to risk-weighted assets)
Tier 1 Capital	$165,612	14.0%	$70,549	6.0%	$47,032	4.0%
(to risk-weighted assets)
Tier 1 Capital	$165,612	11.2%	N/A	N/A	$59,083	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

11) Capital Requirements (Continued)

        HBC's actual capital and required amounts and ratios are presented in the following table.

	Actual		To Be Well-Capitalized Under Prompt Corrective Action Provisions		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of March 31, 2014
Total Capital	$173,391	14.2%	$121,981	10.0%	$97,585	8.0%
(to risk-weighted assets)
Tier 1 Capital	$158,093	13.0%	$73,189	6.0%	$48,792	4.0%
(to risk-weighted assets)
Tier 1 Capital	$158,093	10.9%	$72,751	5.0%	$58,201	4.0%
(to average assets)
As of December 31, 2013
Total Capital	$163,827	13.9%	$117,872	10.0%	$94,297	8.0%
(to risk-weighted assets)
Tier 1 Capital	$149,037	12.6%	$70,723	6.0%	$47,148	4.0%
(to risk-weighted assets)
Tier 1 Capital	$149,037	10.1%	$73,858	5.0%	$59,086	4.0%
(to average assets)

        As of March 31, 2014 the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of prompt corrective provisions. There are no conditions or events since March 31, 2014 that management believes have changed the categorization of the Company or HBC as well capitalized.

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the California Department of Business Oversight ("DBO") and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of March 31, 2014, HBC would be required to obtain

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2014

(Unaudited)

11) Capital Requirements (Continued)

regulatory approval from the DBO for a dividend or other distribution to HCC. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company.

12) Loss Contingencies

        The Company's policy is to accrue for legal costs associated with both asserted and unasserted claims when it is probable that such costs will be incurred and such costs can be reasonably estimated. A number of parties have filed complaints in the Superior Court of California for the County of Santa Clara asserting certain claims against the Company arising from the transfer of funds. The litigation is in the early stages and it is not possible to determine the amount of the loss, if any, arising from the claim in excess of the legal expenses expected to be incurred in defense of the litigation. The Company intends to vigorously defend the litigation.

13) Subsequent Event

        On April 24, 2014, the Company announced that its Board of Directors declared a $0.04 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis). The dividend will be paid on May 28, 2014, to shareholders of record on May 7, 2014.

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2013. There are no changes to these policies as of March 31, 2014.

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

Performance Overview

        For the three months ended March 31, 2014, net income was $3.1 million, or $0.10 per average diluted common share, compared to $2.2 million, or $0.07 per average diluted common share, for the three months ended March 31, 2013. The Company's annualized return on average assets was 0.86% and annualized return on average equity was 7.10% for the three months ended March 31, 2014, compared to 0.61% and 5.20%, respectively, a year ago.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin, on a fully tax equivalent ("FTE") basis, increased 34 basis points to 4.05% for the first quarter of 2014, from 3.71% for the first quarter of 2013, and increased 25 basis points from 3.80% for the fourth quarter of 2013, reflecting a lower cost of funds, loan growth, and higher yields on securities.

  •
  The yield on the loan portfolio was 4.86% for the first quarter of 2014, compared to 5.13% for the first quarter of 2013. The yield on the loan portfolio for the first quarter of 2014 included approximately $270,000 of interest recovered on a loan that was previously placed on nonaccrual status. Excluding this past due interest recovered, the loan yield and net interest margin (FTE) for the first quarter of 2014 would have been 4.74% and 3.97%, respectively.

  •
  Net interest income increased 10% to $13.3 million for the first quarter of 2014, compared to $12.2 million for the first quarter of 2013, primarily due to loan growth and an increase in core deposits.

  •
  There was a credit to the provision for loan losses of $10,000 for the first quarter of 2014, compared to no provision for loan losses for the first quarter of 2013.

  •
  Noninterest income increased 21% to $2.0 million for the first quarter of 2014, compared to $1.7 million for the first quarter of 2013.

  •
  Noninterest expense for the first quarter of 2014 declined to $10.7 million, from $10.8 million for the first quarter of 2013, primarily due to lower professional fees, partially offset by an increase in the provision for off-balance sheet credit risk.

  •
  The efficiency ratio was 69.92% for the first quarter of 2014, compared to 78.03% for the first quarter of 2013, primarily due to higher net interest income and noninterest income, while holding noninterest expense flat.

  •
  Income tax expense for the first quarter of 2014 was $1.6 million, compared to $855,000 for the first quarter of 2013. The effective tax rate for the first quarter of 2014 increased to 34%, compared to 28% for the first quarter of 2013, as a result of reduced income tax credits.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale decreased 18% to $347.4 million at March 31, 2014, from $423.7 million at March 31, 2013, and decreased 12% from $392.7 million at December 31, 2013.

  •
  Securities held-to-maturity, at amortized cost, were $95.5 million at March 31, 2014, compared to $68.3 million at March 31, 2013, and $95.9 million at December 31, 2013.

  •
  Total loans, excluding loans held-for-sale, increased 17% to $941.8 million at March 31, 2014, from $801.9 million at March 31, 2013, and increased 3% from $914.9 million at December 31, 2013.

  •
  Nonperforming assets were $11.4 million, or 0.77% of total assets at March 31, 2014, compared to $17.4 million, or 1.26%, of total assets at March 31, 2013, and $12.4 million, or 0.83% of total assets, at December 31, 2013.

  •
  Classified assets, net of Small Business Administration ("SBA") guarantees, decreased 35% to $20.2 million at March 31, 2014, from $31.2 million at March 31, 2013, and decreased 15% from $23.6 million at December 31, 2013.

  •
  Net charge-offs totaled $337,000 for the first quarter of 2014, compared to net recoveries of $315,000 for the first quarter 2013, and net charge-offs of $166,000 for the fourth quarter of 2013.

  •
  The allowance for loan losses at March 31, 2014 was $18.8 million, or 2.00% of total loans, representing 173.85% of nonperforming loans. The allowance for loan losses at March 31, 2013 was $19.3 million, or 2.41% of total loans, representing 116.07% of nonperforming loans. The allowance for loan losses at December 31, 2013 was $19.2 million, or 2.09% of total loans, representing 162.16% of nonperforming loans.

  •
  Deposits totaled $1.26 billion at March 31, 2014, compared to $1.17 billion at March 31, 2013, and $1.29 billion at December 31, 2013. Deposits (excluding all time deposits and CDARS deposits) increased $138.3 million or 16% to $992.0 million at March 31, 2014 from

    $853.7 million at March 31, 2013 and increased $18.4 million or 2% from $973.6 million at December 31, 2013.

  •
  The ratio of noncore funding (which consists of time deposits-$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 16.96% at March 31, 2014, compared to 20.92% at March 31, 2013, and 19.51% at December 31, 2013.

  •
  The loan to deposit ratio was 74.62% at March 31, 2014, compared to 68.72% at March 31, 2013, and 71.13% at December 31, 2013.

  •
  The Company announced it will pay a quarterly cash dividend of $0.04 per share in the second quarter of 2014 to holders of common stock and Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"), on an as converted basis.

  •
  Capital ratios exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at March 31, 2014:

Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce	Well-Capitalized Financial Institution Regulatory Guidelines
Total Risk-Based	15.4%	14.2%	10.0%
Tier 1 Risk-Based	14.2%	13.0%	6.0%
Leverage	11.9%	10.9%	5.0%

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

        Deposits totaled $1.26 billion at March 31, 2014, compared to $1.17 billion at March 31, 2013, and $1.29 billion at December 31, 2013. Deposits (excluding all time deposits and CDARS deposits) increased $138.3 million, or 16%, to $992.0 million at March 31, 2014, from $853.7 million at March 31, 2013, and increased $18.4 million, or 2%, from $973.6 million at December 31, 2013.

        During the fourth quarter of 2013, the Company received $27.5 million in deposits from a law firm which were placed in a CDARS money market account. All of the $27.5 million in deposits from the law firm were withdrawn in January, 2014. The Company had $40.4 million in brokered deposits at March 31, 2014, compared to $83.8 million at March 31, 2013, and $55.5 million at December 31, 2013. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators was $20.3 million at March 31, 2014, compared to $20.2 million at March 31, 2013, and decreased from $37.6 million at December 31, 2013. Certificates of deposit from the State of California totaled $98.0 million at March 31, 2014, compared to $85.0 million at March 31, 2013, and $98.0 million at December 31, 2013.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At March 31, 2014, we had $85.0 million in cash and cash equivalents and approximately $440.7 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $203.7 million in unpledged securities available at March 31, 2014. Our loan to deposit ratio increased to 74.62% at March 31, 2014, compared to 68.72% at March 31, 2013, and 71.13% at December 31, 2013.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. Loans, excluding loans held-for-sale, increased 17% to $941.8 million at March 31, 2014, from $801.9 million at March 31, 2013, and increased 3% from $914.9 million at December 31, 2013. The loan portfolio remains well-diversified with commercial and industrial ("C&I") loans accounting for 41% of the loan portfolio at March 31, 2014. Commercial and residential real estate loans accounted for 46% of the total loan portfolio, of which 48% were owner-occupied by businesses. Consumer and home equity loans accounted for 8% of total loans, and land and construction loans accounted for the remaining 5% of total loans at March 31, 2014. C&I line usage was 36% at March 31, 2014, compared to 36% at March 31, 2013, and 41% at December 31, 2013.

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

Management of Credit Risk

        We continue to proactively identify, quantify, and manage our problem loans. Early identification of problem loans and potential future losses helps enable us to resolve credit issues with potentially less risk and ultimate losses. We maintain an allowance for loan losses in an amount that we believe is adequate to absorb probable incurred losses in the portfolio. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, circumstances can change at any time for loans included in the portfolio that may result in future losses, that as of the date of the financial statements have not yet been identified as potential problem loans. Through established credit practices, we adjust the allowance for loan losses accordingly. However, because future events are uncertain, there may be loans that will deteriorate, some of which could occur in an accelerated time-frame. As a result, future additions to the allowance for loan losses may be necessary. Because the loan portfolio contains a number of commercial loans, commercial real estate, construction and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Future additions to the allowance may also be required based on changes in the financial condition of borrowers. Additionally, Federal and state banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require us to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses would have an adverse effect, which may be material, on our financial condition and results of operation.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the first quarter of 2014 decreased to $10.7 million, compared to $10.8 million for the same period in 2013. The decrease in noninterest expense in the first quarter of 2014, compared to the first quarter of 2013, was primarily due to lower professional fees.

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

        On June 21, 2010, HCC issued to various institutional investors 53,996 shares of Series B Mandatorily Convertible Cumulative Perpetual Preferred Stock ("Series B Preferred Stock") and 21,004 shares of Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock") for an aggregate purchase price of $75 million. On September 16, 2010, the Series B Preferred Stock in accordance with its terms was converted into 14,398,992 shares of common stock of HCC at a conversion price of $3.75 per share, and the shares of Series B Preferred Stock ceased to be outstanding. The Series C Preferred Stock remains outstanding and is convertible into 5,601,000 shares of common stock. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. The holders of Series C Preferred Stock receive dividends on an as converted basis when dividends are also declared for holders of common stock.

        On March 7, 2012, in accordance with approvals received from the U.S. Treasury and the Federal Reserve, the Company repurchased all shares of the Series A Preferred Stock and paid the related accrued and unpaid dividends. The repurchase of the Series A Preferred Stock eliminated $2.0 million in annual dividends. On June 12, 2013, the Company completed the repurchase of the common stock warrant for $140,000.

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

Distribution, Rate and Yield

	For the Three Months Ended March 31, 2014			For the Three Months Ended March 31, 2013
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$930,338	$11,139	4.86%	$798,131	$10,089	5.13%
Securities—taxable	288,054	2,170	3.06%	385,707	2,462	2.59%
Securities—tax exempt(2)	79,945	778	3.95%	40,552	382	3.82%
Federal funds sold and interest-bearing deposits in other financial institutions	63,586	40	0.26%	116,947	68	0.24%

Total interest earning assets(2)	1,361,923	14,127	4.21%	1,341,337	13,001	3.93%

Cash and due from banks	24,731			23,555
Premises and equipment, net	7,236			7,521
Intangible assets	1,484			1,954
Other assets	63,501			68,561

Total assets	$1,458,875			$1,442,928

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$428,944			$461,108
Demand, interest-bearing	199,405	77	0.16%	164,402	59	0.15%
Savings and money market	337,582	151	0.18%	283,229	120	0.17%
Time deposits—under $100	21,167	17	0.33%	24,596	23	0.38%
Time deposits—$100 and over	194,807	159	0.33%	190,273	203	0.43%
Time deposits—brokered	49,065	116	0.96%	92,063	219	0.96%
CDARS—money market and time deposits	19,158	1	0.02%	11,475	1	0.04%

Total interest-bearing deposits	821,184	521	0.26%	766,038	625	0.33%

Total deposits	1,250,128	521	0.17%	1,227,146	625	0.21%
Subordinated debt	—	—	—	9,279	88	3.85%
Short-term borrowings	58	—	0.00%	85	1	4.77%

Total interest-bearing liabilities	821,242	521	0.26%	775,402	714	0.37%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,250,186	521	0.17%	1,236,510	714	0.23%
Other liabilities	32,916			36,535

Total liabilities	1,283,102			1,273,045
Shareholders' equity	175,773			169,883

Total liabilities and shareholders' equity	$1,458,875			$1,442,928

Net interest income(2) / margin		13,606	4.05%		12,287	3.71%
Less tax equivalent adjustment(2)		(272)			(134)

Net interest income		$13,334			$12,153

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

	Three Months Ended March 31, 2014 vs. 2013 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$1,575	$(525)	$1,050
Securities—taxable	(740)	448	(292)
Securities—tax exempt(1)	383	13	396
Federal funds sold and interest-bearing deposits in other financial institutions	(35)	7	(28)

Total interest income from interest earnings assets(1)	1,183	(57)	1,126

Expense on interest-bearing liabilities:
Demand, interest-bearing	12	6	18
Savings and money market	25	6	31
Time deposits—under $100	(3)	(3)	(6)
Time deposits—$100 and over	4	(48)	(44)
Time deposits—brokered	(102)	(1)	(103)
CDARS—money market and time deposits	—	—	—
Subordinated debt	(88)	—	(88)
Short-term borrowings	—	(1)	(1)

Total interest expense on interest-bearing liabilities	(152)	(41)	(193)

Net interest income(1)	$1,335	$(16)	1,319

Less tax equivalent adjustment(1)			(138)

Net interest income			$1,181

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets, increased 34 basis points to 4.05% for the first quarter of 2014, from 3.71% for the first quarter of 2013. Excluding approximately $270,000 of past due interest recovered from a loan previously placed on nonaccrual status, the net interest margin (FTE) for the first quarter of 2014 would have been 3.97%. The increase in the first quarter of 2014 compared to the first quarter of 2013 was primarily due to a lower cost of funds, higher yields on securities, and a higher mix of loans within earning assets, partially offset by a lower yield on loans.

        Net interest income increased 10% to $13.3 million for the first quarter of 2014, compared to $12.2 million for the first quarter of 2013, primarily due to loan growth and an increase in core deposits.

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

        Overall favorable credit quality resulted in a credit to provision for loan losses of $10,000 for the first quarter of 2014, compared to no provision for loan losses in the first quarter of 2013.

        The allowance for loan losses totaled $18.8 million, or 2.00% of total loans at March 31, 2014, compared to $19.3 million, or 2.41% of total loans at March 31, 2013, and $19.2 million, or 2.09% of total loans at December 31, 2013. The decrease in the allowance for loan losses to total loans at March 31, 2014, compared to December 31, 2013, was primarily due to improved risk grading and credit metrics. Net charge-offs totaled $337,000 for the first quarter of 2014, compared to net recoveries of $315,000 for the first quarter of 2013, and net charge-offs of $166,000 for the fourth quarter of 2013. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2014 versus 2013
	2014	2013	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$620	$577	$43	7%
Increase in cash surrender value of life insurance	398	416	(18)	-4%
Servicing income	348	365	(17)	-5%
Gain on sales of SBA loans	157	136	21	15%
Gain on sales of securities	50	31	19	61%
Other	444	138	306	222%

Total noninterest income	$2,017	$1,663	$354	21%

        Noninterest income increased 21% to $2.0 million for the first quarter of 2014, compared to $1.7 million for the first quarter of 2013, primarily due to higher service charges.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended March 31, 2014, SBA loan sales resulted in a $157,000 gain, compared to a $136,000 gain on sale of SBA loans for the three months ended March 31, 2013. The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended March 31,		Increase (decrease) 2014 versus 2013
	2014	2013	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,243	$6,011	$232	4%
Occupancy and equipment	945	1,068	(123)	-12%
Professional fees	586	982	(396)	-40%
Insurance expense	269	254	15	6%
Software subscriptions	247	291	(44)	-15%
FDIC deposit insurance premiums	234	259	(25)	-10%
Data processing	230	252	(22)	-9%
Low income housing investment losses	188	311	(123)	-40%
Correspondent bank charges	182	164	18	11%
Foreclosed assets, net	(18)	(155)	137	-88%
Other	1,628	1,344	284	21%

Total noninterest expense	$10,734	$10,781	$(47)	0%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For the Three Months Ended March 31,
	2014	Percent of Total	2013	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$6,243	58%	$6,011	56%
Occupancy and equipment	945	9%	1,068	10%
Professional fees	586	5%	982	9%
Insurance expense	269	3%	254	2%
Software subscriptions	247	2%	291	3%
FDIC deposit insurance premiums	234	2%	259	2%
Data processing	230	2%	252	2%
Low income housing investment losses	188	2%	311	3%
Correspondent bank charges	182	2%	164	2%
Foreclosed assets, net	(18)	0%	(155)	-1%
Other	1,628	15%	1,344	12%

Total noninterest expense	$10,734	100%	$10,781	100%

        Noninterest expense for the first quarter of 2014 declined to $10.7 million, from $10.8 million for the first quarter of 2013. The decrease in noninterest expense in the first quarter of 2014, compared to the first quarter of 2013, was primarily due to lower occupancy and equipment expense, professional fees, and low income housing investment losses, partially offset by a higher provision for off-balance sheet credit risk, higher salaries and employee benefits costs, and higher foreclosed assets expenses. Full time equivalent employees were 195 at March 31, 2014, compared to 188 at March 31, 2013.

        In the normal course of business, the Company becomes a party to financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of loans, or through commercial or standby letters of credit, and financial guarantees. These instruments represent varying degrees of exposure to risk in excess of the amounts included in the accompanying condensed consolidated balance sheets. The Company calculates an off-balance sheet credit risk reserve for all unfunded commitments.

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

        The Company's Federal and state income tax expense for the quarter ended March 31, 2014 was $1.6 million compared to $855,000 for the quarter ended March 31, 2013. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended March 31,
	2014	2013
Effective income tax rate	33.5%	28.2%

        The Company's effective tax rate increased for the first quarter of 2014 compared to the first quarter of 2013 primarily as a result of reduced income tax credits. The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of tax exempt securities, the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, Enterprise Zone tax credits, and hiring credits.

        The Company has net investments of $1.0 million in low-income housing limited partnerships as of March 31, 2014, generating annualized tax credits of approximately $412,000 for the first quarter of 2014, compared to annualized tax credits of approximately $727,000 for the first quarter of 2013. The Company had California Enterprise Zone annualized tax savings of approximately $162,000 for the first quarter of 2013. The California state legislature eliminated the Enterprise Zone tax deductions beginning January 1, 2014.

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

        The Company had net deferred tax assets of $21.4 million and $23.3 million at March 31, 2014, and December 31, 2013, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at March 31, 2014 and December 31, 2013 will be fully realized in future years.

FINANCIAL CONDITION

        As of March 31, 2014, total assets increased to $1.47 billion, compared to $1.38 billion at March 31, 2013, and decreased from $1.49 billion at December 31, 2013. Securities available-for-sale (at fair value) were $262.4 million at March 31, 2014, a decrease of 24% from $346.8 million at March 31, 2013, and a decrease of 6% from $280.1 million at December 31, 2013. Securities held-to-maturity (at amortized cost) were $95.5 million at March 31, 2014, compared to $68.3 million at March 31, 2013, and $95.9 million at December 31, 2013. The total loan portfolio, excluding loans held-for-sale, was $941.8 million at March 31, 2014, an increase of 17% from $801.9 million at March 31, 2013, and an increase of 3% from $914.9 million at December 31, 2013.

        Deposits totaled $1.26 billion at March 31, 2014, compared to $1.17 billion at March 31, 2013, and $1.29 billion at December 31, 2013. Deposits (excluding all time deposits and CDARS deposits) increased $138.3 million, or 16%, to $992.0 million at March 31, 2014, from $853.7 million at March 31, 2013, and increased $18.4 million, or 2%, from $973.6 million at December 31, 2013. There was no subordinated debt at March 31, 2014, compared to $9.3 million at March 31, 2013, and no subordinated debt at December 31, 2013.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	March 31,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$161,232	$271,077	$207,644
Asset-backed securities	27,283	—	—
Corporate bonds	53,034	54,892	52,046
Trust preferred securities	20,826	20,831	20,410

Total	$262,375	$346,800	$280,100

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$15,586	$15,185	$15,932
Municipals—Tax Exempt	79,962	53,098	79,989

	$95,548	$68,283	$95,921

        The following table summarizes the weighted average life and weighted average yields of securities at March 31, 2014:

	Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$39,973	2.33%	$121,259	2.97%	$—	—	$161,232	2.81%
Asset-backed securities	9,279	0.93%	18,004	0.74%	—	—	27,283	0.80%
Corporate bonds	6,629	2.78%	46,405	3.09%	—	—	53,034	3.05%
Trust preferred securities	—	—	—	—	20,826	4.88%	20,826	4.88%

	$55,881	2.15%	$185,668	2.78%	$20,826	4.88%	$262,375	2.81%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$5,552	3.19%	$—	—	$10,034	3.47%	$15,586	3.37%
Municipals—Tax Exempt(1)	1,595	4.46%	19,659	4.16%	58,708	3.82%	79,962	3.92%

	$7,147	3.48%	$19,659	4.16%	$68,742	3.77%	$95,548	3.83%

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

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $262.4 million at March 31, 2014, a decrease of 24% from $346.8 million at March 31, 2013, and a decrease of 6% from $280.1 million at December 31, 2013. At March 31, 2014, the investment securities available-for-sale portfolio was comprised of $161.2 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $53.1 million of corporate bonds, $27.3 million of asset-backed securities, and $20.8 million of single entity issue trust preferred securities.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $95.5 million at March 31, 2014, compared to $68.3 million at March 31, 2013, and $95.9 million at December 31, 2013.

At March 31, 2014, the investment securities held-to-maturity portfolio was comprised of $80.0 million of tax-exempt municipal bonds, and $15.5 million of agency mortgage-backed securities.

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

        Gross loans, excluding loans held-for-sale, represented 64% of total assets at March 31, 2014, 58% at March 31, 2013, and 61% of total assets at December 31, 2013. The ratio of loans to deposits increased to 74.62% at March 31, 2014, from 68.72% at March 31, 2013, and increased from 71.13% at December 31, 2013.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	March 31, 2014		March 31, 2013		December 31, 2013
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$390,650	41%	$356,688	44%	$393,074	43%
Real estate:
Commercial and residential	436,562	46%	361,340	45%	423,288	46%
Land and construction	42,889	5%	24,611	3%	31,443	3%
Home equity	56,289	6%	45,347	6%	51,815	6%
Consumer	15,829	2%	14,036	2%	15,677	2%

Total loans	942,219	100%	802,022	100%	915,297	100%
Deferred loan (fees) costs, net	(460)	—	(97)	—	(384)	—

Loans, including deferred fees and costs	941,759	100%	801,925	100%	914,913	100%

Allowance for loan losses	(18,817)		(19,342)		(19,164)

Loans, net	$922,942		$782,583		$895,749

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the remaining balance in land development and construction, home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 57% of its gross loans were secured by real property at March 31, 2014, compared to 54% at March 31, 2013, and 55% at December 31, 2013. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

        The Company has established concentration limits in its loan portfolio for commercial real estate loans, commercial loans, construction loans and unsecured lending, among others. All loan types are within established limits. The Company uses underwriting guidelines to assess the borrowers' historical cash flow to determine debt service, and we further stress tests the debt service under higher interest rate scenarios. Financial and performance covenants are used in commercial lending to allow the Company to react to a borrower's deteriorating financial condition should that occur.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the first quarter of 2014, loans were sold resulting in a gain on sale of SBA loans of $157,000.

        As of March 31, 2014, commercial and residential real estate mortgage loans of $436.6 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at March 31, 2014, consist of $210.6 million, or 48%, of commercial owner occupied properties, $225.5 million, or 52%, of commercial investment properties, and $476,000 (less than 1%) in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and we have extensive controls for the disbursement process. The projects are typically infill construction in strong markets. Land and construction loans increased $18.3 million to $42.9 million, at March 31, 2014, from $24.6 million, at March 31, 2013, and increased $11.4 million from $31.4 million, at December 31, 2013, primarily as a result of strong housing demand within the Company's lending area.

        The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines are reviewed at least semiannually, with specific emphasis on loans with a loan to value ratio greater than 70%. The Company takes measures to work with customers to reduce line commitments and minimize potential losses. There have been no adverse classifications to date as a result of the review.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $27.0 million and $44.9 million at March 31, 2014, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of March 31, 2014. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of March 31, 2014, approximately 58% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$330,621	$53,362	$6,667	$390,650
Real estate:
Commercial and residential	70,164	203,807	162,591	436,562
Land and construction	42,407	482	—	42,889
Home equity	51,807	1,582	2,900	56,289
Consumer	15,406	348	75	15,829

Loans	$510,405	$259,581	$172,233	$942,219

Loans with variable interest rates	$461,660	$73,153	$7,184	$541,997
Loans with fixed interest rates	48,745	186,428	165,049	400,222

Loans	$510,405	$259,581	$172,233	$942,219

Loan Servicing

        As of March 31, 2014 and 2013, $134.2 million and $146.7 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning of period balance	$525	$709
Additions	39	29
Amortization	(64)	(68)

End of period balance	$500	$670

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of March 31, 2014 and 2013, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning of period balance	$1,647	$1,786
Unrealized holding gain (loss)	17	(9)

End of period balance	$1,664	$1,777

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

        Nonperforming assets are comprised of the following: loans and loans held-for-sale for which the Company is no longer accruing interest; restructured loans which have been current under six months; loans 90 days or more past due and still accruing interest (although they are generally placed on nonaccrual when they become 90 days past due, unless they are both well- secured and in the process of collection); and foreclosed assets. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued. Loans may be restructured by management when a borrower has experienced some change in financial status causing an inability to meet the original repayment terms and where the Company believes the borrower will eventually overcome those circumstances and make full restitution. Foreclosed assets consist of properties acquired by foreclosure or similar means that management is offering or will offer for sale.

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	March 31,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$9,546	$16,115	$11,326
Restructured and loans over 90 days past due and still accruing	1,278	549	492

Total nonperforming loans	10,824	16,664	11,818
Foreclosed assets	551	738	575

Total nonperforming assets	$11,375	$17,402	$12,393

Nonperforming assets as a percentage of loans plus foreclosed assets	1.21%	2.17%	1.35%
Nonperforming assets as a percentage of total assets	0.77%	1.26%	0.83%

        The following table presents nonperforming loans by class at the dates indicated:

	March 31, 2014			December 31, 2013
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$3,879	$1,278	$5,157	$4,414	$492	$4,906
Real estate:
Commercial and residential	3,227	—	3,227	4,363	—	4,363
Land and construction	1,718	—	1,718	1,761	—	1,761
Home equity	607	—	607	666	—	666
Consumer	115	—	115	122	—	122

Total	$9,546	$1,278	$10,824	$11,326	$492	$11,818

        Nonperforming assets were $11.4 million, or 0.77% of total assets, at March 31, 2014, compared to $17.4 million, or 1.26% of total assets, at March 31, 2013, and $12.4 million, or 0.83% of total assets, at December 31, 2013. Included in total nonperforming assets were foreclosed assets of $551,000 at March 31, 2014, compared to $738,000 at March 31, 2013, and $575,000 at December 31, 2013. The decline in nonperforming assets at March 31, 2014 was primarily due to loan payoffs, charge-offs, and upgrades in nonperforming loans' risk categories.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	March 31, 2014			March 31, 2013			December 31, 2013
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$379,566	$11,084	$390,650	$340,372	$16,316	$356,688	$380,806	$12,268	$393,074
Real estate:
Commercial and residential	432,370	4,192	436,562	351,911	9,429	361,340	416,992	6,296	423,288
Land and construction	41,171	1,718	42,889	22,433	2,178	24,611	29,682	1,761	31,443
Home equity	53,367	2,922	56,289	42,591	2,756	45,347	48,818	2,997	51,815
Consumer	15,499	330	15,829	13,656	380	14,036	15,336	341	15,677

Total	$921,973	$20,246	$942,219	$770,963	$31,059	$802,022	$891,634	$23,663	$915,297

*
Classified loans in the table above are gross of SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	Three Months Ended March 31, 2014
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2014	$492	$3,230	$3,722
Principal repayments/advances/upgrades	(4)	(95)	(99)
Net charge-offs(1)	(30)	—	(30)

Balance at March 31, 2014	$458	$3,135	$3,593

(1)
The charge-off of $30,000 was a performing loan as of December 31, 2013 that was fully charged-off during the first quarter of 2014.

	Three Months Ended March 31, 2013
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2013	$2,309	$1,798	$4,107
Principal repayments/advances/upgrades	(43)	(30)	(73)
Net charge-offs	—	(372)	(372)

Balance at March 31, 2013	$2,266	$1,396	$3,662

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $20.2 million at March 31, 2014, $31.2 million at March 31, 2013, and $23.6 million at December 31, 2013. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

        It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The FRB and the California Department of Business Oversight—Division of Financial Institutions also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended March 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,533	$6,548	$83	$19,164
Charge-offs	(408)	—	—	(408)
Recoveries	44	27	—	71

Net (charge-offs) recoveries	(364)	27	—	(337)
Provision (credit) for loan losses	(323)	319	(6)	(10)

Balance, end of period	$11,846	$6,894	$77	$18,817

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.16%	-0.01%	0.00%	0.15%
Allowance for loan losses to total loans(1)	1.26%	0.73%	0.01%	2.00%
Allowance for loan losses to nonperforming loans	109.45%	63.69%	0.71%	173.85%

	Three Months Ended March 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(840)	—	—	(840)
Recoveries	1,150	5	—	1,155

Net recoveries	310	5	—	315
Provision (credit) for loan losses	(721)	731	(10)	—

Balance, end of period	$12,455	$6,770	$117	$19,342

RATIOS:
Annualized net recoveries to average loans(1)	0.16%	0.00%	0.00%	0.16%
Allowance for loan losses to total loans(1)	1.55%	0.84%	0.02%	2.41%
Allowance for loan losses to nonperforming loans	74.74%	40.63%	0.70%	116.07%

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

Allocation of Allowance for Loan Losses

	March 31,
					December 31, 2013
	2014		2013
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$11,846	41%	$12,455	44%	$12,533	43%
Real estate:
Commercial and residential	5,045	46%	5,394	45%	4,922	46%
Land and construction	478	5%	273	3%	356	3%
Home equity	1,371	6%	1,103	6%	1,270	6%
Consumer	77	2%	117	2%	83	2%

Total	$18,817	100%	$19,342	100%	$19,164	100%

        The allowance for loan losses totaled $18.8 million, or 2.00% of total loans at March 31, 2014, compared to $19.3 million, or 2.41% of total loans at March 31, 2013, and $19.2 million, or 2.09% of total loans at December 31, 2013. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net charge-offs of $337,000 or 0.15% of average loans, for the first quarter of 2014, compared to net recoveries of $315,000, or 0.16% of average loans, for the first quarter of 2013, and net charge-offs of $166,000, or 0.07% of average loans, for the fourth quarter of 2013.

        The allowance for loan losses related to the commercial portfolio decreased $687,000 at March 31, 2014 from December 31, 2013, as a result of a credit to the provision for loan losses of $323,000 and net charge-offs of $364,000. The decrease in the allowance for loan losses was primarily due to a decline in problem loans. The allowance for loan losses related to the real estate portfolio increased $346,000 at March 31, 2014 from December 31, 2013, as a result of a provision for loan losses of $319,000 and net recoveries of $27,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of real estate loans outstanding, partially offset by a decline in problem loans.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	March 31, 2014		March 31, 2013		December 31, 2013
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$440,864	35%	$397,198	34%	$431,085	34%
Demand, interest-bearing	198,141	16%	169,681	15%	195,451	15%
Savings and money market	352,977	28%	286,784	25%	347,052	27%
Time deposits—under $100	20,669	2%	23,835	2%	21,646	2%
Time deposits—$100 and over	195,769	15%	189,779	16%	195,005	15%
Time deposits—brokered	40,440	3%	83,763	7%	55,524	4%
CDARS—money market and time deposits	13,135	1%	15,850	1%	40,458	3%

Total deposits	$1,261,995	100%	$1,166,890	100%	$1,286,221	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. The Company is not dependent upon funds from sources outside the United States. Public funds were 8% of deposits at March 31, 2014, March 31, 2013, and December 31, 2013.

        Total deposits increased $95.1 million to $1.26 billion at March 31, 2014, from $1.17 billion at March 31, 2013, while brokered deposits decreased $43.3 million during this period. Total deposits decreased $24.2 million at March 31, 2014 from $1.29 billion at December 31, 2013, primarily due to a decrease in brokered deposits of $15.1 million and a decrease of $25.3 million in CDARS deposits. During the fourth quarter of 2013, the Company received $27.5 million in deposits from a law firm which were placed in a CDARS money market account. All of the $27.5 million in deposits from the law firm were withdrawn in January, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $138.3 million or 16% to $992.0 million at March 31, 2014 from $853.7 million at March 31, 2013 and increased $18.4 million or 2% from $973.6 million at December 31, 2013.

        At March 31, 2014, the Company had $109.4 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At March 31, 2013, the Company had $99.0 million (at fair value) of securities pledged for $85.0 million in certificates of deposits from the State of California. At December 31, 2013, the Company had $108.0 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $6.5 million of money market accounts and $6.6 million of time deposits at March 31, 2014. CDARS deposits were comprised of $10.8 million of money market accounts and $5.1 million of time deposits at March 31, 2013. CDARS deposits were comprised of $34.8 million of money market accounts and $5.7 million of time deposits at December 31, 2013.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS time deposits and brokered deposits as of March 31, 2014:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$81,188	33%
Over three months through six months	93,647	39%
Over six months through twelve months	31,305	13%
Over twelve months	36,679	15%

Total	$242,819	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended March 31,
	2014	2013
Annualized return on average assets	0.86%	0.61%
Annualized return on average tangible assets	0.86%	0.61%
Annualized return on average equity	7.10%	5.20%
Annualized return on average tangible equity	7.16%	5.26%
Dividend payout ratio(1)	41.55%	N/A
Average equity to average assets ratio	12.05%	11.77%

(1)
Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock (on an as converted basis) divided by net income.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $414.9 million at March 31, 2014, compared to $333.7 million at March 31, 2013, and $377.2 million at December 31, 2013. Unused commitments represented 44%,

42%, and 41% of outstanding gross loans at March 31, 2014, March 31, 2013, and December 31, 2013, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	March 31,
	2014		2013		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$8,104	$393,653	$7,635	$315,869	$6,136	$359,955
Standby letters of credit	—	13,178	2,775	7,424	—	11,099

	$8,104	$406,831	$10,410	$323,293	$6,136	$371,054

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 74.62% at March 31, 2014, compared to 68.72% at March 31, 2013, and 71.13% at December 31, 2013.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at March 31, 2014, March 31, 2013 and December 31, 2013. The Company had $258.1 million of loans pledged to the FHLB as collateral on an available line of credit of $130.1 million at March 31, 2014.

        The Company can also borrow from the FRB's discount window. The Company had $345.0 million of loans pledged to the FRB as collateral on an available line of credit of $255.6 million at March 31, 2014, none of which was outstanding.

        At March 31, 2014, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at March 31, 2014, March 31, 2013 and December 31, 2013.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase March 31, 2014, March 31, 2013, and December 31, 2013.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	March 31,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Average balance year-to-date	$—	$—	$58
Average interest rate year-to-date	N/A	N/A	0.20%
Maximum month-end balance during the quarter	$—	$—	$—
Average rate at period-end	N/A	N/A	N/A

Capital Resources

        The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital currently consists of total shareholders' equity (excluding accumulated other comprehensive income or loss), less intangible assets and disallowed deferred tax assets. Our Tier 2 Capital includes the allowances for loan losses and off-balance sheet credit losses.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	March 31,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$172,277	$163,200	$165,162
Tier 2 Capital	15,259	13,248	14,754

Total risk-based capital	$187,536	$176,448	$179,916

Risk-weighted assets	$1,216,657	$1,053,602	$1,175,813
Average assets for capital purposes	$1,451,898	$1,418,020	$1,477,082

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	15.4%	16.7%	15.3%	10.00%	8.00%
Tier 1 risk-based capital	14.2%	15.5%	14.0%	6.00%	4.00%
Leverage(1)	11.9%	11.5%	11.2%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	March 31,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$158,093	$154,302	$149,037
Tier 2 Capital	15,298	13,275	14,790

Total risk-based capital	$173,391	$167,577	$163,827

Risk-weighted assets	$1,219,809	$1,055,799	$1,178,719
Average assets for capital purposes	$1,455,023	$1,419,570	$1,477,168

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	14.2%	15.9%	13.9%	10.00%	8.00%
Tier 1 risk-based capital	13.0%	14.6%	12.6%	6.00%	4.00%
Leverage(1)	10.9%	10.9%	10.1%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        Due primarily to the redemption of $9 million floating-rate subordinated debt in the third quarter of 2013, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at March 31, 2014 decreased to 15.4%, 14.2%, and 11.9%, compared to 16.7%, 15.5%, and 11.5% at March 31, 2013, respectively. Due primarily to distributions from HBC to HCC totaling $16 million during 2013, HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at March 31, 2014 decreased to 14.2%, 13.0%, and 10.9%, compared to 15.9%, 14.6%, and 10.9% at March 31, 2013, respectively. However, at March 31, 2014, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of March 31, 2014, March 31, 2013, and December 31, 2013, the Company and HBC met all capital adequacy guidelines to which they were subject.

        As of March 31, 2014 HBC was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since March 31, 2014 that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At March 31, 2014, the Company had total shareholders' equity of $176.8 million, including $19.5 million in preferred stock, $132.6 million in common stock, $27.2 million in retained earnings, and ($2.5) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($2.5) million at March 31, 2014, compared to accumulated other comprehensive income of $1.4 million at March 31, 2013, and an accumulated other comprehensive loss of ($4.0) million at December 31, 2013. The unrealized gain (loss) on securities available-for-sale included in accumulated other comprehensive income was an unrealized gain of $171,000, net of taxes, at March 31, 2014, compared to an unrealized gain of $5.6 million, net of taxes, at March 31, 2013, and an unrealized loss of ($1.4) million, net of taxes, at December 31, 2013. The components of other comprehensive loss, net of taxes, at March 31, 2014 include the following: an unrealized gain on available-for-sale securities of $171,000; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $457,000; a liability adjustment on split dollar insurance contracts of ($1.9) million; a liability adjustment on the supplemental executive retirement plan of ($2.2) million; and an unrealized gain on interest-only strip from SBA loans of $966,000.

Mandatory Redeemable Cumulative Trust Preferred Securities

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts. The subordinated debt was recorded as a component of long-term debt and included the value of the common stock issued by the trusts to the Company. The common stock was recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities qualified as Tier I capital. The subsidiary trusts were not consolidated in the Company's consolidated financial statements.

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

        During the third quarter of 2013, the Company redeemed its Company's variable-rate subordinated debentures in the amount of $5 million issued to Heritage Statutory Trust II and the Company's variable-rate subordinated debentures in the amount of $4 million issued to Heritage Statutory Trust III. The related trust securities issued by Statutory Trust II and Statutory Trust III were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved.

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

Series C Preferred Stock

        On June 21, 2010, the Company issued to various institutional investors 21,004 shares of newly issued Series C Preferred Stock. The Series C Preferred Stock is mandatorily convertible into 5,601,000 shares of common stock at a conversion price of $3.75 per share upon a subsequent transfer of the Series C Preferred stock to third parties not affiliates with the holder in a widely dispersed offering. The Series C Preferred Stock is non-voting except in the case of certain transactions that would affect the rights of the holders of the Series C Preferred Stock or applicable law. The holders of Series C Preferred Stock receive dividends on an as converted basis when dividends are also declared for holders of common stock. The Series C Preferred Stock is not redeemable by the Company or by the holders and has a liquidation preference of $1,000 per share. The Series C Preferred Stock ranks senior to the Company's common stock.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of March 31, 2014. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$12,971	24.4%
+300	$9,468	18.0%
+200	$6,175	11.8%
+100	$2,894	5.5%
0	$—	0.0%
-100	$(3,864)	-7.4%
-200	$(7,961)	-15.2%

        This data does not reflect any actions that we may undertake in response to changes in interest rates such as changes in rates paid on certain deposit accounts based on local competitive factors, which could reduce the actual impact on net interest income.

        As with any method of gaging interest rate risk, there are certain shortcomings inherent to the methodology noted above. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react in the same way to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the methodology noted above does not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable rate loans. When interest rates change, actual loan prepayments and actual early withdrawals from certificates may deviate significantly from the assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on adjustable-rate loan clients' ability to service their debt. All of these factors are considered in monitoring the Company's exposure to interest rate risk.

ITEM 3—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 2 above.

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2014. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of March 31, 2014, the period covered by this report on Form 10-Q.

        During the three months ended March 31, 2014, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

        In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. There were no material changes from risk factors previously disclosed in our 2013 Annual Report on Form 10-K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 28, 2013)
4.1	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Heritage Commerce Corp (Registrant)
Date: May 8, 2014	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: May 8, 2014	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
3.2
Certificate of Amendment of Articles of Incorporation of Heritage Commerce Corp as filed with the California Secretary of State on June 1, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed July 23, 2010).
3.3	Heritage Commerce Corp Bylaws, as amended (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 28, 2013)
4.1	Certificate of Determination for Series C Convertible Perpetual Preferred Stock (incorporated by reference to the Registrant's Current Report on Form 8-K filed on June 22, 2010)
12.1	Calculation of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Fixed Charges and Preferred Stock Dividends
31.1	Certification of Registrant's Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith