Form 10-Q
period 2014-06-30
HERITAGE COMMERCE CORP
filed 2014-08-06
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

        The Registrant had 26,370,510 shares of Common Stock outstanding on July 31, 2014.

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Assets
Cash and due from banks	$32,162	$20,158
Interest-bearing deposits in other financial institutions	17,256	92,447

Total cash and cash equivalents	49,418	112,605
Securities available-for-sale, at fair value	261,489	280,100
Securities held-to-maturity, at amortized cost (fair value of $92,841 at June 30, 2014 and $86,032 at December 31, 2013)	95,972	95,921
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	2,269	3,148
Loans, net of deferred fees	990,341	914,913
Allowance for loan losses	(18,592)	(19,164)

Loans, net	971,749	895,749
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,314	10,435
Company owned life insurance	50,452	50,012
Premises and equipment, net	7,237	7,240
Intangible assets	1,297	1,527
Accrued interest receivable and other assets	30,422	34,895

Total assets	$1,480,619	$1,491,632

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$456,235	$431,085
Demand, interest-bearing	193,041	195,451
Savings and money market	354,175	347,052
Time deposits—under $100	20,379	21,646
Time deposits—$100 and over	195,619	195,005
Time deposits—brokered	33,614	55,524
CDARS—money market and time deposits	14,785	40,458

Total deposits	1,267,848	1,286,221
Accrued interest payable and other liabilities	31,246	32,015

Total liabilities	1,299,094	1,318,236
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at June 30, 2014 and December 31, 2013 (liquidation preference of $21,004 at June 30, 2014 and December 31, 2013)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,370,510 shares issued and outstanding at June 30, 2014 and 26,350,938 shares issued and outstanding at December 31, 2013	132,911	132,561
Retained earnings	29,187	25,345
Accumulated other comprehensive loss	(92)	(4,029)

Total shareholders' equity	181,525	173,396

Total liabilities and shareholders' equity	$1,480,619	$1,491,632

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$11,617	$10,051	$22,756	$20,140
Securities, taxable	2,047	2,399	4,217	4,860
Securities, non-taxable	506	358	1,012	606
Interest-bearing deposits in other financial institutions	22	30	62	99

Total interest income	14,192	12,838	28,047	25,705

Interest expense:
Deposits	506	595	1,027	1,220
Subordinated debt	—	90	—	178
Short-term borrowings	1	—	1	1

Total interest expense	507	685	1,028	1,399

Net interest income before provision for loan losses	13,685	12,153	27,019	24,306
Provision (credit) for loan losses	(198)	(270)	(208)	(270)

Net interest income after provision for loan losses	13,883	12,423	27,227	24,576

Noninterest income:
Service charges and fees on deposit accounts	646	618	1,266	1,195
Gain on sales of SBA loans	442	134	599	270
Increase in cash surrender value of life insurance	397	410	795	826
Servicing income	313	385	661	750
Gain on sales of securities	—	7	50	38
Other	249	361	693	499

Total noninterest income	2,047	1,915	4,064	3,578

Noninterest expense:
Salaries and employee benefits	6,819	5,864	13,062	11,875
Occupancy and equipment	987	1,028	1,932	2,096
Data processing	273	327	502	579
Insurance expense	269	253	538	508
FDIC deposit insurance premiums	220	207	454	466
Software subscriptions	191	294	438	585
Correspondent bank charges	183	179	365	343
Low income housing investment losses	165	300	353	611
Professional fees	126	400	712	1,382
Subordinated debt redemption charges	—	167	—	167
Foreclosed assets, net	—	(96)	(19)	(251)
Other	1,701	1,466	3,331	2,809

Total noninterest expense	10,934	10,389	21,668	21,170

Income before income taxes	4,996	3,949	9,623	6,984
Income tax expense	1,672	1,156	3,223	2,011

Net income	3,324	2,793	6,400	4,973
Dividends on preferred stock	(224)	—	(448)	—

Net income available to common shareholders	$3,100	$2,793	$5,952	$4,973

Earnings per common share:
Basic	$0.10	$0.09	$0.20	$0.16
Diluted	$0.10	$0.09	$0.20	$0.16

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$3,324	$2,793	$6,400	$4,973
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities and I/O strips	4,133	(10,544)	6,883	(12,708)
Deferred income taxes	(1,736)	4,428	(2,891)	5,337
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(13)	(14)	(27)	(28)
Deferred income taxes	5	6	11	12
Reclassification adjustment for gains realized in income	—	(7)	(50)	(38)
Deferred income taxes	—	3	21	16

Change in unrealized gains (losses) on securities and I/O strips, net of deferred income taxes	2,389	(6,128)	3,947	(7,409)

Change in net pension and other benefit plan liability adjustment	(9)	36	(18)	65
Deferred income taxes	4	(15)	8	(27)

Change in pension and other benefit plan liability, net of deferred income taxes	(5)	21	(10)	38

Other comprehensive income (loss)	2,384	(6,107)	3,937	(7,371)

Total comprehensive income (loss)	$5,708	$(3,314)	$10,337	$(2,398)

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Six Months Ended June 30, 2014 and 2013
						Accumulated Other Comprehensive Income / (Loss)
	Preferred Stock		Common Stock
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2013	21,004	$19,519	26,322,147	$131,820	$15,721	$2,681	$169,741
Net income	—	—	—	—	4,973	—	4,973
Other comprehensive loss	—	—	—	—	—	(7,371)	(7,371)
Issuance of restricted stock awards	—	—	10,000	—	—	—	—
Repurchase of warrant	—	—	—	(140)	—	—	(140)
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	116	—	—	116
Stock option expense, net of forfeitures and taxes	—	—	—	275	—	—	275
Stock options exercised	—	—	6,374	26	—	—	26

Balance, June 30, 2013	21,004	$19,519	26,338,521	$132,097	$20,694	$(4,690)	$167,620

Balance, December 31, 2013	21,004	$19,519	26,350,938	$132,561	$25,345	$(4,029)	$173,396
Net income	—	—	—	—	6,400	—	6,400
Other comprehensive income	—	—	—	—	—	3,937	3,937
Issuance of restricted stock awards, net	—	—	15,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	(91)	—	—	(91)
Cash dividend declared $0.08 per share	—	—	—	—	(2,558)	—	(2,558)
Stock option expense, net of forfeitures and taxes	—	—	—	422	—	—	422
Stock options exercised	—	—	4,572	19	—	—	19

Balance, June 30, 2014	21,004	$19,519	26,370,510	$132,911	$29,187	$(92)	$181,525

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,400	$4,973
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	538	1,384
Gain on sales of securities available-for-sale	(50)	(38)
Gain on sales of SBA loans	(599)	(270)
Proceeds from sale of SBA loans originated for sale	11,331	3,576
Net change in SBA loans originated for sale	(9,853)	(6,238)
Provision (credit) for loan losses	(208)	(270)
Increase in cash surrender value of life insurance	(795)	(826)
Depreciation and amortization	353	356
Amortization of intangible assets	230	237
Gains on sale of foreclosed assets, net	—	(231)
Stock option expense, net	422	275
Amortization of restricted stock awards, net	(91)	116
Gain on redemption of company owned life insurance	(51)	—
Effect of changes in:
Accrued interest receivable and other assets	1,564	(135)
Accrued interest payable and other liabilities	184	668

Net cash provided by operating activities	9,375	3,577

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(34,775)	(8,334)
Purchase of securities held-to-maturity	(2,347)	(34,681)
Maturities/paydowns/calls of securities available-for-sale	9,859	41,588
Maturities/paydowns/calls of securities held-to-maturity	1,217	2,373
Proceeds from sale of securities available-for-sale	50,011	26,944
Net change in loans	(75,792)	(29,065)
Change in Federal Home Loan Bank and Federal Reserve Bank stock	121	(143)
Purchase of premises and equipment	(350)	(428)
Proceeds from sale of foreclosed assets	—	809
Proceeds from redemption of company owned life insurance	406	—

Net cash (used in) provided by investing activities	(51,650)	(937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(18,373)	(290,329)
Repurchase of warrant	—	(140)
Payment of cash dividends	(2,558)	—
Exercise of stock options	19	26

Net cash used in financing activities	(20,912)	(290,443)

Net decrease in cash and cash equivalents	(63,187)	(287,803)
Cash and cash equivalents, beginning of period	112,605	373,565

Cash and cash equivalents, end of period	$49,418	$85,762

Supplemental disclosures of cash flow information:
Interest paid	$1,039	$1,442
Income taxes paid	2,060	2,235
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$—	$1,538
Loans transferred to foreclosed assets	—	33
Transfer of loans held-for-sale to loan portfolio	—	20

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2014

(Unaudited)

1) Basis of Presentation

        The unaudited consolidated financial statements of Heritage Commerce Corp (the "Company" or "HCC") and its wholly owned subsidiary, Heritage Bank of Commerce (the "Bank" or "HBC"), have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and notes required by accounting principles generally accepted in the United States of America ("GAAP") for annual financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes that were included in the Company's Form 10-K for the year ended December 31, 2013. The Company also established the following unconsolidated subsidiary grantor trusts: Heritage Capital Trust I; Heritage Statutory Trust I; Heritage Statutory Trust II; and Heritage Commerce Corp Statutory Trust III, which were Delaware Statutory business trusts formed for the exclusive purpose of issuing and selling trust preferred securities. During the third quarter of 2012, the Company dissolved the Heritage Statutory Trust I and the Heritage Capital Trust I. During the third quarter of 2013, the Company dissolved the Heritage Statutory Trust II and the Heritage Commerce Corp Statutory Trust III.

        HBC is a commercial bank serving customers located in Santa Clara, Alameda, Contra Costa, and San Benito counties of California. No customer accounts for more than 10 percent of revenue for HBC or the Company. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary operate as one business segment.

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

        The results for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2014.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In January 2014, the Financial Accounting Standards Board ("FASB") amended existing guidance clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

1) Basis of Presentation (Continued)

completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. We are evaluating the impact of adopting the new guidance on the consolidated financial statements.

        In January 2014, the FASB issued guidance for accounting for investments in qualified affordable housing projects, which represents a consensus of the Emerging Issues Task Force and sets forth new accounting for qualifying investments in flow-through limited liability entities that invest in affordable housing projects. The new guidance will allow an investor that meets certain conditions to amortize the cost of its investment in proportion to the tax credits and other tax benefits it receives. The new accounting method, referred to as the proportional amortization method, will allow amortization of the tax credit investment to be reflected along with the primary benefits, the tax credits and other tax benefits, on a net basis in the income statement within the income tax expense (benefit) line. For public business entities, the guidance is effective for interim and annual periods beginning after December 15, 2014. For all other entities, the guidance is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. Early adoption is permitted in the annual period for which financial statements have not been issued. We are evaluating the impact of adopting the new guidance on the consolidated financial statements.

        In May 2014, the FASB issued an update to the guidance for accounting for revenue from contracts with customers. The guidance in this update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (for example, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance provides steps to follow to achieve the core principle. An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Qualitative and quantitative information is required about contracts with customers, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2016. We are evaluating the impact of adopting the new guidance on the consolidated financial statements.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participates in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. The common stock warrant was antidilutive for the six months ended June 30, 2013. The Company repurchased the warrant for $140,000 in the second quarter of 2013. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$3,100	$2,793	$5,952	$4,973
Less: undistributed earnings allocated to Series C Preferred Stock	358	489	673	871

Distributed and undistributed earnings allocated to common shareholders	$2,742	$2,304	$5,279	$4,102

Weighted average common shares outstanding for basic earnings per common share	26,370,510	26,336,244	26,365,167	26,332,793
Dilutive effect of stock options oustanding, using the the treasury stock method	132,891	35,648	128,299	46,123

Shares used in computing diluted earnings per common share	26,503,401	26,371,892	26,493,466	26,378,916

Basic earnings per share	$0.10	$0.09	$0.20	$0.16
Diluted earnings per share	$0.10	$0.09	$0.20	$0.16

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Three Months Ended June 30, 2014 and 2013
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance April 1, 2014, net of taxes	$1,136	$458	$(4,070)	$(2,476)
Other comprehensive income (loss) before reclassification, net of taxes	2,397	—	(10)	2,387
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	5	(3)

Net current period other comprensive income (loss), net of taxes	2,397	(8)	(5)	2,384

Ending balance June 30, 2014, net of taxes	$3,533	$450	$(4,075)	$(92)

Beginning balance April 1, 2013, net of taxes	$6,614	$489	$(5,686)	$1,417
Other comprehensive (loss) before reclassification, net of taxes	(6,116)	—	(9)	(6,125)
Amounts reclassified from other comprehensive income (loss), net of taxes	(4)	(8)	30	18

Net current period other comprehensive income (loss), net of taxes	(6,120)	(8)	21	(6,107)

Ending balance June 30, 2013, net of taxes	$494	$481	$(5,665)	$(4,690)

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	For the Six Months Ended June 30, 2014 and 2013
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2014, net of taxes	$(430)	$466	$(4,065)	(4,029)
Other comprehensive (loss) before reclassification, net of taxes	3,992	—	(20)	3,972
Amounts reclassified from other comprehensive income (loss), net of taxes	(29)	(16)	10	(35)

Net current period other comprensive income (loss), net of taxes	3,963	(16)	(10)	3,937

Ending balance June 30, 2014, net of taxes	$3,533	$450	$(4,075)	$(92)

Beginning balance January 1, 2013, net of taxes	$7,887	$497	$(5,703)	$2,681
Other comprehensive income (loss) before reclassification, net of taxes	(7,371)	—	(20)	(7,391)
Amounts reclassified from other comprehensive income (loss), net of taxes	(22)	(16)	58	20

Net current period other comprensive income, net of taxes	(7,393)	(16)	38	(7,371)

Ending balance June 30, 2013, net of taxes	$494	$481	$(5,665)	$(4,690)

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Three Months Ended June 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2014	2013
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$—	$7	Realized gains on sale of securities
	—	(3)	Income tax expense

	—	4	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	13	14	Interest income on taxable securities
	(5)	(6)	Income tax expense

	8	8	Net of tax

Amortization of defined benefit pension plan items(2)
Prior transition obligation	26	23
Actuarial losses	(35)	(75)

	(9)	(52)	Income before income tax
	4	22	Income tax expense

	(5)	(30)	Net of tax

Total reclassification for the period	$3	$(18)

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 7—Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Six Months Ended June 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2014	2013
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$50	$38	Realized gains on sale of securities
	(21)	(16)	Income tax expense

	29	22	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	27	28	Interest income on taxable securities
	(11)	(12)	Income tax expense

	16	16	Net of tax

Amortization of defined benefit pension plan items(2)
Prior transition obligation	52	45
Actuarial losses	(70)	(146)

	(18)	(101)	Income before income tax
	8	43	Income tax expense

	(10)	(58)	Net of tax

Total reclassification for the period	$35	$(20)

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 7—Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at June 30, 2014 and December 31, 2013 were as follows:

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$155,895	$3,880	$(779)	$158,996
Asset-backed securities	27,349	47	(83)	27,313
Corporate bonds	52,904	1,032	(68)	53,868
Trust preferred securities	20,889	423	—	21,312

Total	$257,037	$5,382	$(930)	$261,489

Securities held-to-maturity:
Agency mortgage-backed securities	$16,037	$39	$(153)	$15,923
Municipals—tax exempt	79,935	576	(3,593)	76,918

Total	$95,972	$615	$(3,746)	$92,841

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$208,644	$2,465	$(3,465)	$207,644
Corporate bonds	53,002	527	(1,483)	52,046
Trust preferred securities	20,849	—	(439)	20,410

Total	$282,495	$2,992	$(5,387)	$280,100

Securities held-to-maturity:
Agency mortgage-backed securities	$15,932	$—	$(470)	$15,462
Municipals—tax exempt	79,989	54	(9,473)	70,570

Total	$95,921	$54	$(9,943)	$86,032

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

4) Securities (Continued)

        Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
June 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$8,387	$(12)	$39,693	$(767)	$48,080	$(779)
Asset-backed securities	17,838	(83)	—	—	17,838	(83)
Corporate bonds	—	—	7,133	(68)	7,133	(68)
Trust preferred securities	—	—	—	—	—	—

Total	$26,225	$(95)	$46,826	$(835)	$73,051	$(930)

Securities held-to-maturity:
Agency mortgage-backed securities	$1,382	$(6)	$7,798	$(147)	$9,180	$(153)
Municipals—Tax Exempt	2,508	(13)	58,402	(3,580)	60,910	(3,593)

Total	$3,890	$(19)	$66,200	$(3,727)	$70,090	$(3,746)

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$87,798	$(2,869)	$8,920	$(596)	$96,718	$(3,465)
Corporate bonds	38,092	(1,322)	1,860	(161)	39,952	(1,483)
Trust preferred securities	20,410	(439)	—	—	20,410	(439)

Total	$146,300	$(4,630)	$10,780	$(757)	$157,080	$(5,387)

Securities held-to-maturity:
Agency mortgage-backed securities	$5,978	$(101)	$9,134	$(369)	$15,112	$(470)
Municipals—Tax Exempt	38,177	(4,421)	25,520	(5,052)	63,697	(9,473)

Total	$44,155	$(4,522)	$34,654	$(5,421)	$78,809	$(9,943)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At June 30, 2014, the Company held 371 securities (141 available-for-sale and 230 held-to-maturity), of which 202 had fair values below amortized cost. At June 30, 2014, there were $39,693,000 of agency mortgage-backed securities available-for-sale, $7,133,000 of corporate bonds available-for-sale, $7,798,000 of agency mortgage-backed securities held-to-maturity and $58,402,000 of municipals bonds held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $4,562,000 at June 30, 2014. The unrealized losses were due to higher interest rates.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

4) Securities (Continued)

The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at June 30, 2014.

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

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Proceeds	$—	$23,414	$50,011	$26,944
Gross gains	—	279	720	310
Gross losses	—	(272)	(670)	(272)

        The amortized cost and estimated fair values of securities as of June 30, 2014, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$6,296	$6,677
Due after five through ten years	46,608	47,191
Due after ten years	20,889	21,312
Asset-backed securities and agency mortgage-backed securities	183,244	186,309

Total	$257,037	$261,489

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

4) Securities (Continued)

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after five through ten years	$4,398	$4,462
Due after ten years	75,537	72,456
Agency mortgage-backed securities	16,037	15,923

Total	$95,972	$92,841

5) Loans

        Loans were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$415,557	$393,074
Real estate:
Commercial and residential	454,676	423,288
Land and construction	47,758	31,443
Home equity	56,743	51,815
Consumer	16,112	15,677

Loans	990,846	915,297
Deferred loan origination fees, net	(505)	(384)

Loans, net of deferred fees	990,341	914,913
Allowance for loan losses	(18,592)	(19,164)

Loans, net	$971,749	$895,749

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended June 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,846	$6,894	$77	$18,817
Charge-offs	(187)	—	—	(187)
Recoveries	144	16	—	160

Net (charge-offs) recoveries	(43)	16	—	(27)
Provision (credit) for loan losses	(349)	159	(8)	(198)

Balance, end of period	$11,454	$7,069	$69	$18,592

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

5) Loans (Continued)

	Three Months Ended June 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,455	$6,770	$117	$19,342
Charge-offs	(119)	(56)	—	(175)
Recoveries	188	257	—	445

Net recoveries	69	201	—	270
Provision (credit) for loan losses	287	(583)	26	(270)

Balance, end of period	$12,811	$6,388	$143	$19,342

	Six Months Ended June 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,533	$6,548	$83	$19,164
Charge-offs	(595)	—	—	(595)
Recoveries	188	43	—	231

Net (charge-offs) recoveries	(407)	43	—	(364)
Provision (credit) for loan losses	(672)	478	(14)	(208)

Balance, end of period	$11,454	$7,069	$69	$18,592

	Six Months Ended June 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(959)	(56)	—	(1,015)
Recoveries	1,338	262	—	1,600

Net recoveries	379	206	—	585
Provision (credit) for loan losses	(434)	148	16	(270)

Balance, end of period	$12,811	$6,388	$143	$19,342

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

5) Loans (Continued)

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	June 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,196	$313	$3	$1,512
Collectively evaluated for impairment	10,258	6,756	66	17,080

Total allowance balance	$11,454	$7,069	$69	$18,592

Loans:
Individually evaluated for impairment	$4,183	$5,107	$32	$9,322
Collectively evaluated for impairment	411,374	554,070	16,080	981,524

Total loan balance	$415,557	$559,177	$16,112	$990,846

	December 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,694	$741	$21	$2,456
Collectively evaluated for impairment	10,839	5,807	62	16,708

Total allowance balance	$12,533	$6,548	$83	$19,164

Loans:
Individually evaluated for impairment	$4,906	$6,790	$122	$11,818
Collectively evaluated for impairment	388,168	499,756	15,555	903,479

Total loan balance	$393,074	$506,546	$15,677	$915,297

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

5) Loans (Continued)

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of June 30, 2014 and December 31, 2013. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	June 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$2,522	$2,123	$—	$1,999	$1,915	$—
Real estate:
Commercial and residential	2,552	1,693	—	2,831	2,831	—
Land and construction	2,177	1,688	—	1,761	1,761	—
Home Equity	367	367	—	377	377	—

Total with no related allowance recorded	7,618	5,871	—	6,968	6,884	—
With an allowance recorded:
Commercial	2,384	2,060	1,196	3,225	2,991	1,694
Real estate:
Commercial and residential	1,180	1,180	134	1,531	1,531	451
Home Equity	179	179	179	290	290	290
Consumer	32	32	3	122	122	21

Total with an allowance recorded	3,775	3,451	1,512	5,168	4,934	2,456

Total	$11,393	$9,322	$1,512	$12,136	$11,818	$2,456

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

	Three Months Ended June 30, 2014
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$4,670	$3,051	$1,703	$576	$73	$10,073
Interest income during impairment	$56	$—	$—	$—	$—	$56
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

5) Loans (Continued)

Three Months Ended June 30, 2013
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$6,736	$5,286	$2,153	$2,401	$138	$16,714
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

	Six Months Ended June 30, 2014
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$4,749	$3,488	$1,722	$606	$90	$10,655
Interest income during impairment	$56	$—	$—	$—	$—	$56
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Six Months Ended June 30, 2013
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$7,877	$5,083	$2,177	$2,413	$141	$17,691
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	June 30,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$7,688	$13,868	$11,326
Restructured and loans over 90 days past due and still accruing	454	510	492

Total nonperforming loans	$8,142	$14,378	$11,818

Other restructured loans	$1,180	$668	$—
Impaired loans, excluding loans held-for-sale	$9,322	$15,046	$11,818

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

5) Loans (Continued)

        The following table presents the nonperforming loans by class for the periods indicated:

	June 30, 2014			December 31, 2013
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$3,729	$454	$4,183	$4,414	$492	$4,906
Real estate:
Commercial and residential	1,693	—	1,693	4,363	—	4,363
Land and construction	1,688	—	1,688	1,761	—	1,761
Home equity	546	—	546	666	—	666
Consumer	32	—	32	122	—	122

Total	$7,688	$454	$8,142	$11,326	$492	$11,818

        The following tables present the aging of past due loans by class for the periods indicated:

	June 30, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$410	$1,210	$1,517	$3,137	$412,420	$415,557
Real estate:
Commercial and residential	4,308	—	1,065	5,373	449,303	454,676
Land and construction	314	—	—	314	47,444	47,758
Home equity	367	—	178	545	56,198	56,743
Consumer	—	—	25	25	16,087	16,112

Total	$5,399	$1,210	$2,785	$9,394	$981,452	$990,846

	December 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,314	$428	$2,865	$6,607	$386,467	$393,074
Real estate:
Commercial and residential	1,559	—	1,065	2,624	420,664	423,288
Land and construction	—	—	—	—	31,443	31,443
Home equity	28	—	290	318	51,497	51,815
Consumer	—	—	89	89	15,588	15,677

Total	$4,901	$428	$4,309	$9,638	$905,659	$915,297

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

5) Loans (Continued)

        Past due loans 30 days or greater totaled $9,394,000 and $9,638,000 at June 30, 2014 and December 31, 2013, respectively, of which $4,657,000 and $5,900,000 were on nonaccrual. At June 30, 2014, there were also $3,031,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2013, there were also $5,426,000 loans less than 30 days past due included in nonaccrual loans held- for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

June 30, 2014

(Unaudited)

5) Loans (Continued)

        Doubtful.    Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at June 30, 2014 or December 31, 2013.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	June 30, 2014			December 31, 2013
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$405,575	$9,982	$415,557	$380,806	$12,268	$393,074
Real estate:
Commercial and residential	446,287	8,389	454,676	416,992	6,296	423,288
Land and construction	46,070	1,688	47,758	29,682	1,761	31,443
Home equity	53,885	2,858	56,743	48,818	2,997	51,815
Consumer	15,872	240	16,112	15,336	341	15,677

Total	$967,689	$23,157	$990,846	$891,634	$23,663	$915,297

*
Classified loans in the table above include Small Business Administration ("SBA") guarantees.

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company's underwriting policy.

        The recorded investment of troubled debt restructurings at June 30, 2014 was $3,124,000, which included $1,490,000 of nonaccrual loans and $1,634,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2013 was $3,722,000, which included $3,230,000 of nonaccrual loans and $492,000 of accruing loans. Approximately $757,000 and $1,186,000 in specific reserves were established with respect to these loans as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no new loans modified as troubled debt restructurings during the three and six month periods ended June 30, 2014 and 2013.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

5) Loans (Continued)

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and six month periods ended June 30, 2014 and 2013.

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

        The Company had net deferred tax assets of $19,105,000, and $23,326,000, at June 30, 2014, and December 31, 2013, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2014 and December 31, 2013 will be fully realized in future years.

7) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering current and former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

7) Benefit Plans (Continued)

there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$179	$302	$358	$606
Interest cost	228	196	456	392
Amortization of net actuarial loss	35	75	70	146

Net periodic benefit cost	$442	$573	$884	$1,144

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Change in projected benefit obligation
Projected benefit obligation at beginning of year	$4,353	$4,717
Interest cost	98	177
Actuarial gain	—	(541)

Projected benefit obligation at end of period	$4,451	$4,353

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Net actuarial loss	$352	$256
Prior transition obligation	1,552	1,597

Accumulated other comprehensive loss	$1,904	$1,853

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Amortization of prior transition obligation	$(26)	$(23)	$(52)	$(45)
Interest cost	49	44	98	88

Net periodic benefit cost	$23	$21	$46	$43

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

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

June 30, 2014

(Unaudited)

9) Fair Value (Continued)

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2014:
Available-for-sale securities:
Agency mortgage-backed securities	$158,996	—	$158,996	—
Asset-backed securities	$27,313		$27,313
Corporate bonds	$53,868	—	$53,868	—
Trust preferred securities	$21,312	—	$21,312	—
I/O strip receivables	$1,633	—	$1,633	—
Assets at December 31, 2013:
Available-for-sale securities:
Agency mortgage-backed securities	$207,644	—	$207,644	—
Corporate bonds	$52,046	—	$52,046	—
Trust preferred securities	$20,410	—	$20,410	—
I/O strip receivables	$1,647	—	$1,647	—

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

June 30, 2014

(Unaudited)

9) Fair Value (Continued)

adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at June 30, 2014:
Impaired loans—held-for-investment:
Commercial	$1,445	—	—	$1,445
Real estate:
Commercial and residential	1,675	—	—	1,675
Land and construction	1,232	—	—	1,232
Consumer	28	—	—	28

	$4,380	—	—	$4,380

Assets at December 31, 2013:
Impaired loans—held-for-investment:
Commercial	$1,780	—	—	$1,780
Real estate:
Commercial and residential	2,846	—	—	2,846
Land and construction	1,290	—	—	1,290
Consumer	100	—	—	100

	$6,016	—	—	$6,016

Foreclosed assets:
Land and construction	$575	—	—	$575

	$575			$575

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

9) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for- investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$5,892	$8,472
Book value of impaired loans held-for-investment carried at cost	3,430	3,346

Total impaired loans held-for-investment	$9,322	$11,818

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$5,892	$8,472
Specific valuation allowance	(1,512)	(2,456)

Impaired loans held-for-investment carried at fair value, net	$4,380	$6,016

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $9,322,000 at June 30, 2014, after partial charge-offs of $264,000 in the first six months of 2014. In addition, these loans had a specific valuation allowance of $1,512,000 at June 30, 2014. Impaired loans held-for-investment totaling $5,892,000 at June 30, 2014 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $3,430,000 of impaired loans were carried at cost at June 30, 2014, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first six months of 2014 on impaired loans held-for-investment carried at fair value at June 30, 2014 resulted in an additional provision for loan losses of $421,000.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

9) Fair Value (Continued)

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	June 30, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$1,445	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Real estate:
Commercial and residential	$1,675	Market Approach	Discount adjustment for differences between comparable sales	2% to 3% (2%)
Land and construction	$1,232	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)

	December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$1,780	Market Approach	Discount adjustment for differences between comparable sales	2% to 3% (2%)
Real estate:
Commercial and residential	$2,846	Market Approach	Discount adjustment for differences between comparable sales	1% to 15% (2%)
Land and construction	$1,290	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Land and construction	$575	Market Approach	Discount adjustment for differences between comparable sales	1% to 16% (7%)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

9) Fair Value (Continued)

of appraisal, current status of property and other related factors to estimate the current value of collateral.

        The carrying amounts and estimated fair values of financial instruments at June 30, 2014 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$49,418	$49,418	—	—	$49,418
Securities available-for-sale	$261,489	—	$261,489	—	$261,489
Securities held-to-maturity	$95,972	—	$92,841	—	$92,841
Loans (including loans held-for-sale), net	$974,018	—	$2,269	$965,646	$967,915
FHLB and FRB stock	$10,314	—	—	—	N/A
Accrued interest receivable	$4,218	—	$1,605	$2,613	$4,218
Loan servicing rights and I/O strips receivables	$2,239	—	$4,280	—	$4,280
Liabilities:
Time deposits	$257,547	—	$257,984	—	$257,984
Other deposits	$1,010,301	—	$1,010,301	—	$1,010,301
Accrued interest payable	$181	—	$181	—	$181

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

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

June 30, 2014

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

June 30, 2014

(Unaudited)

10) Equity Plan (Continued)

determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. As of June 30, 2014, the Company granted 312,050 shares of nonqualified stock options and 15,000 shares of restricted stock subject to time vesting requirements. There were 1,400,450 shares available for the issuance of equity awards under the 2013 Plan as of June 30, 2014.

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,506,504	$11.80
Granted	312,050	$8.07
Exercised	(4,572)	$4.20
Forfeited or expired	(40,786)	$13.28

Outstanding at June 30, 2014	1,773,196	$11.13	6.2	$1,984,000

Vested or expected to vest	1,684,536		6.2	$1,884,800

Exercisable at June 30, 2014	1,142,160		4.6	$1,362,000

        As of June 30, 2014, there was $2,376,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.96 years.

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2014	58,000	$6.28
Granted	15,000	$8.23
Exercised	(18,000)	$6.39

Nonvested shares at June 30, 2014	55,000	$6.77

        As of June 30, 2014, there was $138,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 2.89 years.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

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

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2014 and 2013, the Company and HBC met all capital adequacy guidelines to which they were subject.

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements.

	Actual		To Be Well-Capitalized Under Regulatory Requirements		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2014:
Total Capital	$191,950	15.1%	$126,822	10.0%	$101,457	8.0%
(to risk-weighted assets)
Tier 1 Capital	$176,057	13.9%	$76,093	6.0%	$50,729	4.0%
(to risk-weighted assets)
Tier 1 Capital	$176,057	12.0%	N/A	N/A	$58,450	4.0%
(to average assets)
As of December 31, 2013:
Total Capital	$179,916	15.3%	$117,581	10.0%	$94,065	8.0%
(to risk-weighted assets)
Tier 1 Capital	$165,612	14.0%	$70,549	6.0%	$47,032	4.0%
(to risk-weighted assets)
Tier 1 Capital	$165,612	11.2%	N/A	N/A	$59,083	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

11) Capital Requirements (Continued)

        HBC's actual capital and required amounts and ratios are presented in the following table.

	Actual		To Be Well-Capitalized Under Prompt Corrective Action Provisions		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of June 30, 2014:
Total Capital	$179,379	14.1%	$127,133	10.0%	$101,706	8.0%
(to risk-weighted assets)
Tier 1 Capital	$163,448	12.9%	$76,280	6.0%	$50,853	4.0%
(to risk-weighted assets)
Tier 1 Capital	$163,448	11.2%	$73,215	5.0%	$58,572	4.0%
(to average assets)
As of December 31, 2013:
Total Capital	$163,827	13.9%	$117,872	10.0%	$94,297	8.0%
(to risk-weighted assets)
Tier 1 Capital	$149,037	12.6%	$70,723	6.0%	$47,148	4.0%
(to risk-weighted assets)
Tier 1 Capital	$149,037	10.1%	$73,858	5.0%	$59,086	4.0%
(to average assets)

        As of June 30, 2014 the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of prompt corrective provisions. There are no conditions or events since June 30, 2014 that management believes have changed the categorization of the Company or HBC as well capitalized.

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the California Department of Business Oversight ("DBO") and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of June 30, 2014, HBC would be required to obtain regulatory approval from the DBO for a dividend or other distribution to HCC. Similar restrictions

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2014

(Unaudited)

11) Capital Requirements (Continued)

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

13) Subsequent Event

        On July 24, 2014, the Company announced that its Board of Directors declared a $0.05 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis). The dividend will be paid on August 27, 2014, to shareholders of record on August 7, 2014.

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2013. There are no changes to these policies as of June 30, 2014.

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

        The primary activity of the Company is commercial banking. The Company's operations are located entirely in the southern and eastern regions of the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda Contra Costa, and San Benito. The largest city in this area is San Jose and the Company's market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company's customers are primarily closely held businesses and professionals.

Performance Overview

        For the three months ended June 30, 2014, net income was $3.3 million, or $0.10 per average diluted common share, compared to $2.8 million, or $0.09 per average diluted common share, for the three months ended June 30, 2013. The Company's annualized return on average assets was 0.91% and annualized return on average equity was 7.45% for the three months ended June 30, 2014, compared to 0.82% and 6.53%, respectively, a year ago.

        For the six months ended June 30, 2014, net income available to common shareholders was $6.4 million, or $0.20 per average diluted common share, an increase from $5.0 million, or $0.16 per average diluted common share, for the six months ended June 30, 2013. The Company's annualized return on average assets was 0.88% and annualized return on average equity was 7.28% for the six months ended June 30, 2014, compared to 0.71% and 5.88%, respectively, a year ago.

        The following are major factors that impacted the Company's results of operations:

  •
  The net interest margin, on a fully tax equivalent ("FTE") basis, increased 18 basis points to 4.07% for the second quarter of 2014, from 3.89% for the second quarter of 2013, primarily due to loan growth, higher yields on securities, and a lower cost of funds. For the six months ended June 30, 2014, net interest margin increased 26 basis points to 4.06%, from 3.80% for the six months ended June 30, 2013, primarily due to loan growth, higher yields on securities, and a lower cost of funds.

  •
  The yield on the loan portfolio was 4.78% for the second quarter of 2014, compared to 4.93% for the second quarter of 2013. The yield on the loan portfolio was 4.82% for the six months ended June 30, 2014, compared to 5.03% for the six months ended June 30, 2013. The decrease in the yield on the loan portfolio for the second quarter and six months ended June 30, 2014 compared to the same periods in 2013 was a result of competitive market conditions.

  •
  Net interest income increased 13% to $13.7 million for the second quarter of 2014, compared to $12.2 million for the second quarter of 2013, driven primarily by loan growth and increases in core deposits. Net interest income increased 11% to $27.0 million for the six months ended June 30, 2014, compared to $24.3 million for the six months ended June 30, 2013.

  •
  There was a $198,000 credit to the provision for loan losses for the second quarter of 2014, compared to a $270,000 credit to the provision for loan losses for the second quarter of 2013. For the six months ended June 31, 2014, there was a $208,000 credit to the provision for loan losses, compared to a $270,000 credit to the provision for loan losses for the six months ended June 30. 2013.

  •
  Noninterest income was $2.0 million for the second quarter of 2014, compared to $1.9 million for the second quarter of 2013. For the six months ended June 30, 2014, noninterest income was $4.1 million, compared to $3.6 million for the six months June 30, 2013. Primarily due to higher gain on sales of SBA loans, noninterest income was higher for the second quarter and for the six months ended June 30, 2014, compared to the same periods in 2013.

  •
  Noninterest expense for the second quarter of 2014 was $10.9 million, an increase of 5% from $10.4 million for the second quarter of 2013. Noninterest expense for the six months ended June 30, 2014 increased 2% to $21.7 million, compared to $21.2 million for the six months ended June 30, 2013. The increase in noninterest expense for the second quarter and six months ended June 30, 2014 was primarily due to increased salaries and employee benefits expense, partially offset by lower professional fees. Higher salaries and employee benefits expense reflected the growth in staffing for business initiatives, the impact of merit increases, and costs associated with the reorganization of administrative responsibilities in the second quarter of 2014. Professional fees were lower due to net recoveries in legal fees as a result of the resolution or payoff of certain problem loans in the second quarter of 2014.

  •
  The efficiency ratio for the second quarter of 2014 improved to 69.50%, compared to 73.85% for the second quarter of 2013. The efficiency ratio for the six months ended June 30, 2014 was 69.71%, compared to 75.92% for the six months ended June 30, 2013. The decrease in the efficiency ratio in the second quarter and six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to higher net interest income and noninterest income, partially offset by higher noninterest expense.

  •
  Income tax expense for the second quarter of 2014 was $1.7 million, compared to $1.2 million for the second quarter of 2013. The effective tax rate for the second quarter of 2014 increased to 33%, compared to 29% for the second quarter of 2013, primarily as a result of reduced income tax credits. Income tax expense for the six months ended June 30, 2014 was $3.2 million, compared to $2.0 million for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was 33%, compared to 29% for the six months ended June 30, 2013. The difference in the effective tax rate for the periods reported, compared to the combined Federal and state statutory tax rate of 42%, is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and tax-exempt interest income earned on municipal bonds.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale decreased 18% to $310.9 million at June 30, 2014, from $379.5 million at June 30, 2013, and decreased 21% from $392.7 million at December 31, 2013.

  •
  Securities held-to-maturity, at amortized cost, were $96.0 million at June 30, 2014, compared to $81.7 million at June 30, 2013, and $95.9 million at December 31, 2013.

  •
  Total loans, excluding loans held-for-sale, increased 18% to $990.3 million at June 30, 2014, from $842.0 million at June 30, 2013, and increased 8% from $914.9 million at December 31, 2013.

  •
  Nonperforming assets were $8.7 million, or 0.59% of total assets, at June 30, 2014, compared to $15.0 million, or 1.07%, of total assets, at June 30, 2013, and $12.4 million, or 0.83% of total assets, at December 31, 2013.

  •
  Classified assets, net of Small Business Administration ("SBA") guarantees, decreased 3% to $23.1 million at June 30, 2014, from $23.8 million at June 30, 2013, and decreased 2% from $23.6 million at December 31, 2013.

  •
  Net charge-offs totaled $27,000 for the second quarter of 2014, compared to net recoveries of $270,000 for the second quarter 2013, and net charge-offs of $166,000 for the fourth quarter of 2013.

  •
  The allowance for loan losses at June 30, 2014 was $18.6 million, or 1.88% of total loans, representing 228.35% of nonperforming loans. The allowance for loan losses at June 30, 2013 was $19.3 million, or 2.30% of total loans, representing 134.52% of nonperforming loans. The allowance for loan losses at December 31, 2013 was $19.2 million, or 2.09% of total loans, representing 162.16% of nonperforming loans.

  •
  Deposits totaled $1.27 billion at June 30, 2014, compared to $1.19 billion at June 30, 2013, and $1.29 billion at December 31, 2013. Noninterest-bearing demand deposits increased $48.7 million at June 30, 2014 from June 30, 2013, and increased $25.2 million from December 31, 2013, while brokered deposits decreased $43.2 million and $21.9 million, respectively. Deposits (excluding all time deposits and CDARS deposits) increased $129.6 million, or 15%, to $1.0 billion at June 30, 2014, from $873.9 million at June 30, 2013 and increased $29.9 million, or 3%, from $973.6 million at December 31, 2013.

  •
  The ratio of noncore funding (which consists of time deposits-$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 16.48% at June 30, 2014, compared to 20.87% at June 30, 2013, and 19.51% at December 31, 2013.

  •
  The loan to deposit ratio was 78.11% at June 30, 2014, compared to 70.81% at June 30, 2013, and 71.13% at December 31, 2013.

  •
  The Company announced it will pay a quarterly cash dividend of $0.05 per share in the third quarter of 2014 to holders of common stock and Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"), on an as converted basis.

  •
  Capital ratios exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at June 30, 2014:

Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce	Well-Capitalized Financial Institution Regulatory Guidelines
Total Risk-Based	15.1%	14.1%	10.0%
Tier 1 Risk-Based	13.9%	12.9%	6.0%
Leverage	12.0%	11.2%	5.0%

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

        Deposits totaled $1.27 billion at June 30, 2014, compared to $1.19 billion at June 30, 2013, and $1.29 billion at December 31, 2013. Deposits (excluding all time deposits and CDARS deposits) increased $129.6 million, or 15%, to $1.0 billion at June 30, 2014, from $873.9 million at June 30, 2013, and increased $29.9 million, or 3%, from $973.6 million at December 31, 2013. The ratio of noncore funding (which consists of time deposits-$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 16.48% at June 30, 2014, compared to 20.87% at June 30, 2013, and 19.51% at December 31, 2013.

        During the fourth quarter of 2013, the Company received $27.5 million in deposits from a law firm which were placed in a CDARS money market account. All of the $27.5 million in deposits from the law firm were withdrawn in January, 2014. The Company had $33.6 million in brokered deposits at June 30, 2014, compared to $76.8 million at June 30, 2013, and $55.5 million at December 31, 2013. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators was $20.8 million at June 30, 2014, compared to $18.2 million at June 30, 2013, and $37.6 million at December 31, 2013. Certificates of deposit from the State of California totaled $98.0 million at June 30, 2014, June 30, 2013 and December 31, 2013.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At June 30, 2014, we had $49.4 million in cash and cash equivalents and approximately $446.3 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $205.6 million in unpledged securities available at June 30, 2014. Our loan to deposit ratio increased to 78.11% at June 30, 2014, compared to 70.81% at June 30, 2013, and 71.13% at December 31, 2013.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. Loans, excluding loans held-for-sale, increased 18% to $990.3 million at June 30, 2014, from $842.0 million at June 30, 2013, and increased 8% from $914.9 million at December 31, 2013. The loan portfolio remains well-diversified with commercial and industrial ("C&I") loans accounting for 42% of the loan portfolio at June 30, 2014. Commercial and residential real estate loans accounted for 46% of the total loan portfolio, of which 49% were owner-occupied by businesses. Consumer and home equity loans accounted for 7% of total loans, and land and construction loans accounted for the remaining 5% of total loans at June 30, 2014. C&I line usage was 42% at June 30, 2014, compared to 40% at June 30, 2013, and 41% at December 31, 2013.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the second quarter of 2014 was $10.9 million, an increase of 5% from $10.4 million for the second quarter of 2013. Noninterest expense for the six months ended June 30, 2014 increased 2% to $21.7 million, compared to $21.2 million for the six months ended June 30, 2013. The increase in noninterest expense for the second quarter and six months ended June 30, 2014 was primarily due to increased salaries and employee benefits expense, partially offset by lower professional fees.

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

Distribution, Rate and Yield

	For the Three Months Ended June 30, 2014			For the Three Months Ended June 30, 2013
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$974,673	$11,617	4.78%	$817,565	$10,051	4.93%
Securities—taxable	287,841	2,047	2.85%	358,532	2,399	2.68%
Securities—tax exempt(2)	79,845	779	3.91%	58,474	550	3.77%
Federal funds sold and interest-bearing deposits in other financial institutions	31,598	22	0.28%	39,198	30	0.31%

Total interest earning assets(2)	1,373,957	14,465	4.22%	1,273,769	13,030	4.10%

Cash and due from banks	23,919			22,658
Premises and equipment, net	7,212			7,611
Intangible assets	1,367			1,830
Other assets	62,630			67,334

Total assets	$1,469,085			$1,373,202

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$436,018			$392,122
Demand, interest-bearing	199,010	82	0.17%	167,726	57	0.14%
Savings and money market	354,826	166	0.19%	281,565	124	0.18%
Time deposits—under $100	20,610	16	0.31%	23,292	21	0.36%
Time deposits—$100 and over	194,483	157	0.32%	194,738	194	0.40%
Time deposits—brokered	37,766	83	0.88%	81,118	197	0.97%
CDARS—money market and time deposits	14,408	2	0.06%	17,918	2	0.04%

Total interest-bearing deposits	821,103	506	0.25%	766,357	595	0.31%

Total deposits	1,257,121	506	0.16%	1,158,479	595	0.21%
Subordinated debt	—	—	—	9,279	90	3.89%
Short-term borrowings	1,557	1	0.26%	288	—	0.00%

Total interest-bearing liabilities	822,660	507	0.25%	775,924	685	0.35%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,258,678	507	0.16%	1,168,046	685	0.24%
Other liabilities	31,444			33,681

Total liabilities	1,290,122			1,201,727
Shareholders' equity	178,963			171,475

Total liabilities and shareholders' equity	$1,469,085			$1,373,202

Net interest income(2) / margin		13,958	4.07%		12,345	3.89%
Less tax equivalent adjustment(2)		(273)			(192)

Net interest income		$13,685			$12,153

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

(2)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	For the Six Months Ended June 30, 2014			For the Six Months Ended June 30, 2013
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$952,628	$22,756	4.82%	$807,901	$20,140	5.03%
Securities—taxable	287,946	4,217	2.95%	372,044	4,860	2.63%
Securities—tax exempt(2)	79,895	1,557	3.93%	49,563	932	3.79%
Federal funds sold and interest-bearing deposits in other financial institutions	47,504	62	0.26%	77,858	99	0.26%

Total interest earning assets(2)	1,367,973	28,592	4.21%	1,307,366	26,031	4.02%

Cash and due from banks	24,323			23,104
Premises and equipment, net	7,224			7,566
Intangible assets	1,425			1,892
Other assets	63,063			67,944

Total assets	$1,464,008			$1,407,872

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$432,501			$426,424
Demand, interest-bearing	199,207	159	0.16%	166,073	116	0.14%
Savings and money market	346,251	317	0.18%	282,392	244	0.17%
Time deposits—under $100	20,887	33	0.32%	23,940	43	0.36%
Time deposits—$100 and over	194,644	316	0.33%	192,518	398	0.42%
Time deposits—brokered	43,384	199	0.92%	86,561	416	0.97%
CDARS—money market and time deposits	16,770	3	0.04%	14,714	3	0.04%

Total interest-bearing deposits	821,143	1,027	0.25%	766,198	1,220	0.32%

Total deposits	1,253,644	1,027	0.17%	1,192,622	1,220	0.21%
Subordinated debt	—	—	—	9,279	178	3.87%
Short-term borrowings	812	1	0.25%	207	1	0.97%

Total interest-bearing liabilities	821,955	1,028	0.25%	775,684	1,399	0.36%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,254,456	1,028	0.17%	1,202,108	1,399	0.23%
Other liabilities	32,175			35,080

Total liabilities	1,286,631			1,237,188
Shareholders' equity	177,377			170,684

Total liabilities and shareholders' equity	$1,464,008			$1,407,872

Net interest income(2) / margin		27,564	4.06%		24,632	3.80%
Less tax equivalent adjustment(2)		(545)			(326)

Net interest income		$27,019			$24,306

(1)
Includes loans held for sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

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

	Three Months Ended June 30, 2014 vs. 2013 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$1,874	$(308)	$1,566
Securities—taxable	(501)	149	(352)
Securities—tax exempt(1)	209	20	229
Federal funds sold and interest-bearing deposits in other financial institutions	(5)	(3)	(8)

Total interest income from interest earnings assets(1)	1,577	(142)	1,435

Expense on interest-bearing liabilities:
Demand, interest-bearing	11	14	25
Savings and money market	33	9	42
Time deposits—under $100	(2)	(3)	(5)
Time deposits—$100 and over	2	(39)	(37)
Time deposits—brokered	(95)	(19)	(114)
CDARS—money market and time deposits	(1)	1	—
Subordinated debt	(90)	—	(90)
Short-term borrowings	1	—	1

Total interest expense on interest-bearing liabilities	(141)	(37)	(178)

Net interest income(1)	$1,718	$(105)	1,613

Less tax equivalent adjustment(1)			(81)

Net interest income			$1,532

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	Six Months Ended June 30, 2014 vs. 2013 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$3,446	$(830)	$2,616
Securities—taxable	(1,226)	583	(643)
Securities—tax exempt(1)	591	34	625
Federal funds sold and interest-bearing deposits in other financial institutions	(38)	1	(37)

Total interest income from interest earnings assets(1)	2,773	(212)	2,561

Expense on interest-bearing liabilities:
Demand, interest-bearing	27	16	43
Savings and money market	65	8	73
Time deposits—under $100	(5)	(5)	(10)
Time deposits—$100 and over	1	(83)	(82)
Time deposits—brokered	(196)	(21)	(217)
CDARS—money market and time deposits	—	—	—
Subordinated debt	(178)	—	(178)
Short-term borrowings	1	(1)	—

Total interest expense on interest-bearing liabilities	(285)	(86)	(371)

Net interest income(1)	$3,058	$(126)	2,932

Less tax equivalent adjustment(1)			(219)

Net interest income			$2,713

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets, increased 18 basis points to 4.07% for the second quarter of 2014, from 3.89% for the second quarter of 2013. For the six months ended June 30, 2014, net interest margin increased 26 basis points to 4.06%, from 3.80% for the six months ended June 30, 2013. The increase in the net interest margin for the second quarter and for the six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to loan growth, higher yields on securities, and a lower cost of funds.

        Net interest income increased 13% to $13.7 million for the second quarter of 2014, compared to $12.2 million for the second quarter of 2013. Net interest income increased 11% to $27.0 million for the six months ended June 30, 2014, compared to $24.3 million the six months ended June 30, 2013. The increase in the net interest income for the second quarter and for the six months ended June 30, 2014, compared to the same periods in 2013, was primarily due to loan growth and an increase in core deposits.

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

        There was a credit to the provision for loan losses of $198,000 for the second quarter of 2014, compared to a credit to the provision for loan losses of $270,000 for the second quarter of 2013. The credit to the provision for loan losses for the six months ended June 30, 2014 was $208,000, compared to a credit to the provision for loan losses $270,000 for the six months ended June 30,2013.

        The allowance for loan losses totaled $18.6 million, or 1.88% of total loans at June 30, 2014, compared to $19.3 million, or 2.30% of total loans at June 30, 2013, and $19.2 million, or 2.09% of total loans at December 31, 2013. The allowance for loan losses to total loans decreased at June 30, 2014, compared to June 30, 2013, and December 31, 2013, primarily due to increasing loan balances with no default histories, improving the quality of the loan portfolio overall. Net charge-offs totaled $27,000 for the second quarter of 2014, compared to net recoveries of $270,000 for the second quarter of 2013, and net charge-offs of $166,000 for the fourth quarter of 2013. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2014 versus 2013
	2014	2013	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$646	$618	$28	5%
Gain on sales of SBA loans	442	134	308	230%
Increase in cash surrender value of life insurance	397	410	(13)	-3%
Servicing income	313	385	(72)	-19%
Gain on sales of securities	—	7	(7)	-100%
Other	249	361	(112)	-31%

Total noninterest income	$2,047	$1,915	$132	7%

	For the Six Months Ended June 30,		Increase (decrease) 2014 versus 2013
	2014	2013	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,266	$1,195	$71	6%
Gain on sales of SBA loans	599	270	329	122%
Increase in cash surrender value of life insurance	795	826	(31)	-4%
Servicing income	661	750	(89)	-12%
Gain on sales of securities	50	38	12	32%
Other	693	499	194	39%

Total noninterest income	$4,064	$3,578	$486	14%

        The increase in noninterest income in the second quarter and six months ended June 30, 2014, compared to the same periods in 2013 was primarily attributable to a higher gain on sales of SBA loans.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended June 30, 2014, SBA loan sales resulted in a $442,000 gain, compared to a $134,000 gain on sale of SBA loans for the three months ended June 30, 2013. For the six months ended June 30, 2014, SBA loan sales resulted in a $599,000 gain, compared to a $270,000 gain on sale of SBA loans for the six months ended June 30, 2013.

        The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended June 30,		Increase (decrease) 2014 versus 2013
	2014	2013	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,819	$5,864	$955	16%
Occupancy and equipment	987	1,028	(41)	-4%
Data processing	273	327	(54)	-17%
Insurance expense	269	253	16	6%
FDIC deposit insurance premiums	220	207	13	6%
Software subscriptions	191	294	(103)	-35%
Correspondent bank charges	183	179	4	2%
Low income housing investment losses	165	300	(135)	-45%
Professional fees	126	400	(274)	-69%
Subordinated debt redemption charges	—	167	(167)	-100%
Foreclosed assets, net	—	(96)	96	-100%
Other	1,701	1,466	235	16%

Total noninterest expense	$10,934	$10,389	$545	5%

	For the Six Months Ended June 30,		Increase (decrease) 2014 versus 2013
	2014	2013	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$13,062	$11,875	$1,187	10%
Occupancy and equipment	1,932	2,096	(164)	-8%
Data processing	502	579	(77)	-13%
Insurance expense	538	508	30	6%
FDIC deposit insurance premiums	454	466	(12)	-3%
Software subscriptions	438	585	(147)	-25%
Correspondent bank charges	365	343	22	6%
Low income housing investment losses	353	611	(258)	-42%
Professional fees	712	1,382	(670)	-48%
Subordinated debt redemption charges	—	167	(167)	-100%
Foreclosed assets, net	(19)	(251)	232	-92%
Other	3,331	2,809	522	19%

Total noninterest expense	$21,668	$21,170	$498	2%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For the Three Months Ended June 30,
	2014	Percent of Total	2013	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$6,819	62%	$5,864	56%
Occupancy and equipment	987	9%	1,028	10%
Data processing	273	2%	327	3%
Insurance expense	269	2%	253	2%
FDIC deposit insurance premiums	220	2%	207	2%
Software subscriptions	191	2%	294	3%
Correspondent bank charges	183	2%	179	2%
Low income housing investment losses	165	2%	300	3%
Professional fees	126	1%	400	4%
Subordinated debt redemption charges	—	0%	167	2%
Foreclosed assets, net	—	0%	(96)	-1%
Other	1,701	16%	1,466	14%

Total noninterest expense	$10,934	100%	$10,389	100%

	For the Six Months Ended June 30,
	2014	Percent of Total	2013	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$13,062	60%	$11,875	56%
Occupancy and equipment	1,932	9%	2,096	10%
Data processing	502	2%	579	3%
Insurance expense	538	3%	508	2%
FDIC deposit insurance premiums	454	2%	466	2%
Software subscriptions	438	2%	585	3%
Correspondent bank charges	365	2%	343	2%
Low income housing investment losses	353	2%	611	3%
Professional fees	712	3%	1,382	6%
Subordinated debt redemption charges	—	0%	167	1%
Foreclosed assets, net	(19)	0%	(251)	-1%
Other	3,331	15%	2,809	13%

Total noninterest expense	$21,668	100%	$21,170	100%

        Noninterest expense for the second quarter of 2014 increased to $10.9 million, from $10.4 million for the second quarter of 2013. Noninterest expense for the six months ended June 30, 2014 was $21.7 million, compared to $21.2 million for the six months ended June 30, 2013. The increase in noninterest expense for the second quarter and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to increased salaries and employee benefits expense, partially offset by lower professional fees, data processing and software subscriptions, low income housing investment losses, and a $167,000 charge in the second quarter of 2013 related to the redemption of floating-rate subordinated debt. Higher salaries and employee benefits expense reflected the growth in staffing for business initiatives, the impact of merit increases, and costs associated with the reorganization of administrative responsibilities in the second quarter of 2014. Professional fees were lower due to net recoveries in legal fees as a result of the resolution or payoff of certain problem loans in the second quarter of 2014. Data processing and software subscriptions were lower mainly due to system conversion costs in the second quarter of 2013. Full time equivalent employees were 203 at June 30, 2014 and 191 at June 30, 2013.

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

        The Company's Federal and state income tax expense for the quarter and six months ended June 30, 2014 was $1.7 million and $3.2 million, respectively. The income tax expense was $1.2 million and $2.0 million for the same periods in 2013. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Effective income tax rate	33.5%	29.3%	33.5%	28.8%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of tax exempt securities, the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, Enterprise Zone tax credits, and hiring credits.

        The Company has net investments of $874,000 in low-income housing limited partnerships as of June 30, 2014, generating tax credits of approximately $412,000 for 2014, compared to tax credits of approximately $727,000 for 2013. The Company had California Enterprise Zone tax savings of approximately $162,000 for 2013. The California state legislature eliminated the Enterprise Zone tax deductions beginning January 1, 2014.

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

        The Company had net deferred tax assets of $19.1 million and $23.3 million at June 30, 2014, and December 31, 2013, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at June 30, 2014 and December 31, 2013 will be fully realized in future years.

FINANCIAL CONDITION

        As of June 30, 2014, total assets increased to $1.48 billion, compared to $1.40 billion at June 30, 2013, and decreased from $1.49 billion at December 31, 2013. Securities available-for-sale (at fair value) were $261.5 million at June 30, 2014, a decrease of 11% from $293.8 million at June 30, 2013, and a decrease of 7% from $280.1 million at December 31, 2013. Securities held-to-maturity (at amortized cost) were $96.0 million at June 30, 2014, compared to $81.7 million at June 30, 2013, and $95.9 million at December 31, 2013. The total loan portfolio, excluding loans held-for-sale, was $990.3 million at June 30, 2014, an increase of 18% from $842.0 million at June 30, 2013, and an increase of 8% from $914.9 million at December 31, 2013.

        Deposits totaled $1.27 billion at June 30, 2014, compared to $1.19 billion at June 30, 2013, and $1.29 billion at December 31, 2013. Deposits (excluding all time deposits and CDARS deposits) increased $129.6 million, or 15%, to $1.0 billion at June 30, 2014, from $873.9 million at June 30, 2013, and increased $29.9 million, or 3%, from $973.6 million at December 31, 2013. There was no subordinated debt at June 30, 2014, compared to $9.3 million at June 30, 2013, and no subordinated debt at December 31, 2013.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	June 30,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$158,996	$225,397	$207,644
Asset-backed securities	27,313	—	—
Corporate bonds	53,868	47,646	52,046
Trust preferred securities	21,312	20,735	20,410

Total	$261,489	$293,778	$280,100

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$16,037	$14,211	$15,932
Municipals—Tax Exempt	79,935	67,520	79,989

	$95,972	$81,731	$95,921

        The following table summarizes the weighted average life and weighted average yields of securities at June 30, 2014:

	Weighted Average Life
	Within One Year or Less		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$60,833	2.69%	$98,163	2.84%	$—	—	$158,996	2.78%
Asset-backed securities	1,790	1.13%	12,015	0.81%	13,508	0.68%	—	—	27,313	0.77%
Corporate bonds	—	—	6,677	2.77%	47,191	3.09%	—	—	53,868	3.05%
Trust preferred securities	—	—	—	—	—	—	21,312	4.87%	21,312	4.87%

	$1,790	1.13%	$79,525	2.41%	$158,862	2.73%	$21,312	4.87%	$261,489	2.80%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$—	—	$7,174	3.20%	$—	—	$8,863	3.23%	$16,037	3.22%
Municipals—Tax Exempt(1)	—	—	3,791	4.36%	22,031	4.08%	54,113	3.82%	79,935	3.92%

	$—	—	$10,965	3.61%	$22,031	4.08%	$62,976	3.73%	$95,972	3.80%

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

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $261.5 million at June 30, 2014, a decrease of 11% from $293.8 million at June 30, 2013, and a decrease of 7% from $280.1 million at December 31, 2013. At June 30, 2014, the investment securities available-for-sale portfolio was comprised of $159.0 million of agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $53.9 million of corporate bonds, $27.3 million of asset-backed securities, and $21.3 million of single entity issue trust preferred securities.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $96.0 million at June 30, 2014, compared to $81.7 million at June 30, 2013, and $95.9 million at December 31, 2013. At June 30, 2014, the investment securities held-to-maturity portfolio was comprised of $80.0 million of tax-exempt municipal bonds, and $16.0 million of agency mortgage-backed securities.

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

        Gross loans, excluding loans held-for-sale, represented 67% of total assets at June 30, 2014, 60% at June 30, 2013, and 61% of total assets at December 31, 2013. The ratio of loans to deposits increased to 78.11% at June 30, 2014, from 70.81% at June 30, 2013, and from 71.13% at December 31, 2013.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	June 30, 2014		June 30, 2013		December 31, 2013
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$415,557	42%	$383,068	46%	$393,074	43%
Real estate:
Commercial and residential	454,676	46%	370,620	44%	423,288	46%
Land and construction	47,758	5%	26,705	3%	31,443	3%
Home equity	56,743	6%	48,667	6%	51,815	6%
Consumer	16,112	1%	13,097	1%	15,677	2%

Total loans	990,846	100%	842,157	100%	915,297	100%
Deferred loan (fees) costs, net	(505)	—	(207)	—	(384)	—

Loans, including deferred fees and costs	990,341	100%	841,950	100%	914,913	100%

Allowance for loan losses	(18,592)		(19,342)		(19,164)

Loans, net	$971,749		$822,608		$895,749

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the remaining balance in land development and construction, home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 57% of its gross loans were secured by real property at June 30, 2014, compared to 53% at June 30, 2013, and 55% at December 31, 2013. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the second quarter and the six months ended June 30, 2014, loans were sold resulting in a gain on sale of SBA loans of $442,000 and $599,000, respectively.

        As of June 30, 2014, commercial and residential real estate mortgage loans of $454.7 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at June 30, 2014, consist of $222.1 million, or 49%, of commercial owner occupied properties, $232.6 million, or 51%, of commercial investment properties, and $473,000 (less than 1%) in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Company's primary market, which is the Greater San Francisco Bay Area.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and we have extensive controls for the disbursement process. The projects are typically infill construction in strong markets. Land and construction loans increased $21.1 million to $47.8 million, at June 30, 2014, from $26.7 million, at June 30, 2013, and increased $16.4 million from $31.4 million, at December 31, 2013, primarily as a result of strong housing demand within the Company's lending area.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $27.9 million and $46.4 million at June 30, 2014, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of June 30, 2014. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street Journal. As of June 30, 2014, approximately 58% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$357,659	$50,967	$6,931	$415,557
Real estate:
Commercial and residential	64,677	224,312	165,687	454,676
Land and construction	47,277	481	—	47,758
Home equity	51,828	1,703	3,212	56,743
Consumer	15,720	321	71	16,112

Loans	$537,161	$277,784	$175,901	$990,846

Loans with variable interest rates	$490,869	$73,356	$6,891	$571,116
Loans with fixed interest rates	46,292	204,428	169,010	419,730

Loans	$537,161	$277,784	$175,901	$990,846

Loan Servicing

        As of June 30, 2014 and 2013, $136.1 million and $143.1 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning of period balance	$500	$670	$525	$709
Additions	185	29	224	58
Amortization	(79)	(68)	(143)	(136)

End of period balance	$606	$631	$606	$631

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of June 30, 2014 and 2013, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning of period balance	$1,664	$1,777	$1,647	$1,786
Unrealized holding loss	(31)	(51)	(14)	(60)

End of period balance	$1,633	$1,726	$1,633	$1,726

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	June 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$7,688	$13,868	$11,326
Restructured and loans over 90 days past due and still accruing	454	510	492

Total nonperforming loans	8,142	14,378	11,818
Foreclosed assets	525	659	575

Total nonperforming assets	$8,667	$15,037	$12,393

Nonperforming assets as a percentage of loans plus foreclosed assets	0.87%	1.78%	1.35%
Nonperforming assets as a percentage of total assets	0.59%	1.07%	0.83%

        The following table presents nonperforming loans by class at the dates indicated:

	June 30, 2014			December 31, 2013
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$3,729	$454	$4,183	$4,414	$492	$4,906
Real estate:
Commercial and residential	1,693	—	1,693	4,363	—	4,363
Land and construction	1,688	—	1,688	1,761	—	1,761
Home equity	546	—	546	666	—	666
Consumer	32	—	32	122	—	122

Total	$7,688	$454	$8,142	$11,326	$492	$11,818

        Nonperforming assets were $8.7 million, or 0.59% of total assets, at June 30, 2014, compared to $15.0 million, or 1.07% of total assets, at June 30, 2013, and $12.4 million, or 0.83% of total assets, at December 31, 2013. Included in total nonperforming assets were foreclosed assets of $525,000 at June 30, 2014, compared to $659,000 at June 30, 2013, and $575,000 at December 31, 2013. The decline in nonperforming assets at June 30, 2014 was primarily due to loan payoffs, charge-offs, and upgrades in nonperforming loans' risk categories.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	June 30, 2014			June 30, 2013			December 31, 2013
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$405,575	$9,982	$415,557	$372,077	$10,991	$383,068	$380,806	$12,268	$393,074
Real estate:
Commercial and residential	446,287	8,389	454,676	363,222	7,398	370,620	416,992	6,296	423,288
Land and construction	46,070	1,688	47,758	24,576	2,129	26,705	29,682	1,761	31,443
Home equity	53,885	2,858	56,743	45,974	2,693	48,667	48,818	2,997	51,815
Consumer	15,872	240	16,112	12,729	368	13,097	15,336	341	15,677

Total	$967,689	$23,157	$990,846	$818,578	$23,579	$842,157	$891,634	$23,663	$915,297

*
Classified loans in the table above are gross of SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	Six Months Ended June 30, 2014
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2014	$492	$3,230	$3,722
Principal repayments/advances/upgrades	(8)	(560)	(568)
Net charge-offs	(30)	—	(30)
Change in TDR classification	1,180	(1,180)	—

Balance at June 30, 2014	$1,634	$1,490	$3,124

	Six Months Ended June 30, 2013
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2013	$2,309	$1,798	$4,107
Principal repayments/advances/upgrades	(914)	(62)	(976)
Net charge-offs	—	(372)	(372)
Change in TDR classification	(217)	217	—

Balance at June, 2013	$1,178	$1,581	$2,759

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

        Loans that demonstrate a weakness for which there is a possibility of loss if the weakness is not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $23.1 million at June 30, 2014, $23.8 million at June 30, 2013, and $23.6 million at December 31, 2013. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended June 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,846	$6,894	$77	$18,817
Charge-offs	(187)	—	—	(187)
Recoveries	144	16	—	160

Net (charge-offs) recoveries	(43)	16	—	(27)
Provision (credit) for loan losses	(349)	159	(8)	(198)

Balance, end of period	$11,454	$7,069	$69	$18,592

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.02%	-0.01%	0.00%	0.01%
Allowance for loan losses to total loans(1)	1.16%	0.71%	0.01%	1.88%
Allowance for loan losses to nonperforming loans	140.68%	86.82%	0.85%	228.35%

(1)
Average loans and total loans exclude loans held-for-sale.

	Three Months Ended June 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,455	$6,770	$117	$19,342
Charge-offs	(119)	(56)	—	(175)
Recoveries	188	257	—	445

Net recoveries	69	201	—	270
Provision (credit) for loan losses	287	(583)	26	(270)

Balance, end of period	$12,811	$6,388	$143	$19,342

RATIOS:
Annualized net recoveries to average loans(1)	0.03%	0.10%	0.00%	0.13%
Allowance for loan losses to total loans(1)	1.52%	0.76%	0.02%	2.30%
Allowance for loan losses to nonperforming loans	89.10%	44.43%	0.99%	134.52%

	Six Months Ended June 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,533	$6,548	$83	$19,164
Charge-offs	(595)	—	—	(595)
Recoveries	188	43	—	231

Net (charge-offs) recoveries	(407)	43	—	(364)
Provision (credit) for loan losses	(672)	478	(14)	(208)

Balance, end of period	$11,454	$7,069	$69	$18,592

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.09%	-0.01%	0.00%	0.08%
Allowance for loan losses to total loans(1)	1.16%	0.71%	0.01%	1.88%
Allowance for loan losses to nonperforming loans	140.68%	86.82%	0.85%	228.35%

	Six Months Ended June 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(959)	(56)	—	(1,015)
Recoveries	1,338	262	—	1,600

Net (charge-offs) recoveries	379	206	—	585
Provision (credit) for loan losses	(434)	148	16	(270)

Balance, end of period	$12,811	$6,388	$143	$19,342

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.10%	0.05%	0.00%	0.15%
Allowance for loan losses to total loans(1)	1.52%	0.76%	0.02%	2.30%
Allowance for loan losses to nonperforming loans	89.10%	44.43%	0.99%	134.52%

(1)
Average loans and total loans exclude loans held-for-sale.

        The following table provides a summary of the allocation of the allowance for loan losses by class at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each category represents the total amount available for charge-offs that may occur within these classes.

Allocation of Allowance for Loan Losses

	June 30,
					December 31, 2013
	2014		2013
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$11,454	42%	$12,811	46%	$12,533	43%
Real estate:
Commercial and residential	4,862	46%	4,949	44%	4,922	46%
Land and construction	755	5%	280	3%	356	3%
Home equity	1,452	6%	1,159	6%	1,270	6%
Consumer	69	1%	143	1%	83	2%

Total	$18,592	100%	$19,342	100%	$19,164	100%

        The allowance for loan losses totaled $18.6 million, or 1.88% of total loans at June 30, 2014, compared to $19.3 million, or 2.30% of total loans at June 30, 2013, and $19.2 million, or 2.09% of total loans at December 31, 2013. The allowance for loan losses to total loans decreased at June 30, 2014, compared to June 30, 2013, and December 31, 2013, primarily due to increasing loan balances with no default histories, improving the quality of the loan portfolio overall. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net charge-offs of $27,000, or 0.01% of average loans, for the second quarter of 2014, compared to net recoveries of $270,000, or 0.13% of average loans, for the second quarter of 2013, and net charge-offs of $166,000, or 0.07% of average loans, for the fourth quarter of 2013.

        The allowance for loan losses related to the commercial portfolio decreased $1.1 million at June 30, 2014 from December 31, 2013, as a result of a credit to the provision for loan losses of $672,000 and net charge-offs of $407,000. The decrease in the allowance for loan losses was primarily due to a decline in problem loans. The allowance for loan losses related to the real estate portfolio increased $521,000 at June 30, 2014 from December 31, 2013, as a result of a provision for loan losses of $478,000 and net recoveries of $43,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of real estate loans outstanding, partially offset by a decline in problem loans.

Deposits

        The composition and cost of the Company's deposit base are important components in analyzing the Company's net interest margin and balance sheet liquidity characteristics, both of which are discussed in greater detail in other sections herein. The Company's liquidity is impacted by the volatility of deposits from the propensity of that money to leave the institution for rate-related or other reasons. Deposits can be adversely affected if economic conditions in California, and the Company's market area in particular, weaken. Potentially, the most volatile deposits in a financial institution are jumbo certificates of deposit, meaning time deposits with balances that equal or exceed $100,000, as customers with balances of that magnitude are typically more rate-sensitive than customers with smaller balances.

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	June 30, 2014		June 30, 2013		December 31, 2013
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$456,235	36%	$407,516	34%	$431,085	34%
Demand, interest-bearing	193,041	15%	171,027	14%	195,451	15%
Savings and money market	354,175	28%	295,336	25%	347,052	27%
Time deposits—under $100	20,379	2%	23,062	2%	21,646	2%
Time deposits—$100 and over	195,619	15%	197,718	17%	195,005	15%
Time deposits—brokered	33,614	3%	76,800	6%	55,524	4%
CDARS—money market and time deposits	14,785	1%	17,580	2%	40,458	3%

Total deposits	$1,267,848	100%	$1,189,039	100%	$1,286,221	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. Public funds were 8% of deposits at June 30, 2014, 8% at June 30, 2013, and 9% at December 31, 2013.

        Total deposits increased $78.8 million to $1.27 billion at June 30, 2014, from $1.19 billion at June 30, 2013, while brokered deposits decreased $43.2 million during this period. Total deposits decreased $18.4 million at June 30, 2014 from $1.29 billion at December 31, 2013, primarily due to a decrease in brokered deposits of $21.9 million and a decrease of $25.7 million in CDARS deposits, partially offset by an increase in core deposits. During the fourth quarter of 2013, the Company received $27.5 million in deposits from a law firm which were placed in a CDARS money market account. All of the $27.5 million in deposits from the law firm were withdrawn in January, 2014. Deposits (excluding all time deposits and CDARS deposits) increased $126.9 million, or 15%, to $1.0 billion at June 30, 2014, from $873.9 million at June 30, 2013, and increased $29.9 million, or 3%, from $973.6 million at December 31, 2013.

        At June 30, 2014, the Company had $108.1 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At June 30, 2013, the Company had $108.4 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2013, the Company had $108.0 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $6.9 million of money market accounts and $7.9 million of time deposits at June 30, 2014. CDARS deposits were comprised of $9.0 million of money market accounts and $8.6 million of time deposits at June 30, 2013. CDARS deposits were comprised of $34.8 million of money market accounts and $5.7 million of time deposits at December 31, 2013.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS time deposits and brokered deposits as of June 30, 2014:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$104,913	44%
Over three months through six months	63,407	27%
Over six months through twelve months	34,801	15%
Over twelve months	34,047	14%

Total	$237,168	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Annualized return on average assets	0.91%	0.82%	0.88%	0.71%
Annualized return on average tangible assets	0.91%	0.82%	0.88%	0.71%
Annualized return on average equity	7.45%	6.53%	7.28%	5.88%
Annualized return on average tangible equity	7.51%	6.60%	7.33%	5.94%
Dividend payout ratio(1)	38.51%	N/A	39.97%	N/A
Average equity to average assets ratio	12.18%	12.49%	12.12%	12.12%

(1)
Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock (on an as converted basis) divided by net income.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $396.0 million June 30, 2014, compared to $349.4 million at June 30, 2013, and $377.2 million at December 31, 2013. Unused commitments represented 40%, 41%, and 41% of outstanding gross loans at June 30, 2014, June 30, 2013, and December 31, 2013, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	June 30,
	2014		2013		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$8,104	$376,558	$5,683	$330,870	$6,136	$359,955
Standby letters of credit	—	11,370	2,775	10,030	—	11,099

	$8,104	$387,928	$8,458	$340,900	$6,136	$371,054

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 78.11% at June 30, 2014, compared to 70.81% at June 30, 2013, and 71.13% at December 31, 2013.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at June 30, 2014, June 30, 2013 and December 31, 2013. The Company had $261.2 million of loans pledged to the FHLB as collateral on an available line of credit of $137.7 million at June 30, 2014.

        The Company can also borrow from the FRB's discount window. The Company had $339.9 million of loans pledged to the FRB as collateral on an available line of credit of $253.6 million at June 30, 2014, none of which was outstanding.

        At June 30, 2014, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at June 30, 2014, June 30, 2013 and December 31, 2013.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase June 30, 2014, June 30, 2013, and December 31, 2013.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	June 30,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Average balance year-to-date	$773	$—	$58
Average interest rate year-to-date	0.12%	N/A	0.20%
Maximum month-end balance during the quarter	$5,000	$—	$—
Average rate at period-end	N/A	N/A	N/A

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	June 30,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$176,058	$166,820	$165,162
Tier 2 Capital	15,893	13,885	14,754

Total risk-based capital	$191,951	$180,705	$179,916

Risk-weighted assets	$1,268,215	$1,105,051	$1,175,813
Average assets for capital purposes	$1,461,252	$1,350,489	$1,477,082

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	15.1%	16.4%	15.3%	10.00%	8.00%
Tier 1 risk-based capital	13.9%	15.1%	14.0%	6.00%	4.00%
Leverage(1)	12.0%	12.4%	11.2%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	June 30,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$163,447	$158,552	$149,037
Tier 2 Capital	15,932	13,911	14,790

Total risk-based capital	$179,379	$172,463	$163,827

Risk-weighted assets	$1,271,329	$1,107,207	$1,178,719
Average assets for capital purposes	$1,464,302	$1,352,479	$1,477,168

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	14.1%	15.6%	13.9%	10.00%	8.00%
Tier 1 risk-based capital	12.9%	14.3%	12.6%	6.00%	4.00%
Leverage(1)	11.2%	11.7%	10.1%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        Due primarily to the redemption of $9 million floating-rate subordinated debt in the third quarter of 2013, the Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at June 30, 2014 decreased to 15.1%, 13.9%, and 12.0%, compared to 16.4%, 15.1%, and 12.4% at June 30, 2013, respectively. Due primarily to distributions from HBC to HCC totaling $16 million during 2013, HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at June 30, 2014 decreased to 14.1%, 12.9%, and 11.2%, compared to 15.6%, 14.3%, and 11.7% at June 30, 2013, respectively. However, at June 30, 2014, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions.

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of June 30, 2014, June 30, 2013, and December 31, 2013, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since June 30, 2014 that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At June 30, 2014, the Company had total shareholders' equity of $181.5 million, including $19.5 million in preferred stock, $132.9 million in common stock, $29.2 million in retained earnings, and ($92,000) of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($92,000) at June 30, 2014, compared to accumulated other comprehensive loss of ($4.7) million at June 30, 2013, and an accumulated other comprehensive loss of ($4.0) million at December 31, 2013. The unrealized gain (loss) on securities available-for-sale included in accumulated other comprehensive income was an unrealized gain of $2.6 million, net of taxes, at June 30, 2014, compared to an unrealized loss of ($507,000) , net of taxes, at June 30, 2013, and an unrealized loss of ($1.4) million, net of taxes, at December 31, 2013. The components of other comprehensive loss, net of taxes, at June 30, 2014 include the following: an unrealized gain on available-for-sale securities of $2.6 million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $449,000; a liability adjustment on split dollar insurance contracts of ($1.9) million; a liability adjustment on the supplemental executive retirement plan of ($2.2) million; and an unrealized gain on interest-only strip from SBA loans of $948,000.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of June 30, 2014. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$13,039	24.2%
+300	$9,747	18.1%
+200	$6,430	11.9%
+100	$3,072	5.7%
0	$—	0.0%
-100	$(4,238)	-7.9%
-200	$(8,695)	-16.2%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2014. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of June 30, 2014, the period covered by this report on Form 10-Q.

        During the three and six months ended June 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

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

Heritage Commerce Corp (Registrant)
Date: August 6, 2014	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: August 6, 2014	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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