Form 10-Q
period 2014-09-30
HERITAGE COMMERCE CORP
filed 2014-11-06
CIK 1053352

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

        The Registrant had 26,421,153 shares of Common Stock outstanding on October 17, 2014.

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

  •
  The costs and effects of legal and regulatory developments, including resolution of legal proceedings or regulatory or other governmental inquiries, and the results of regulatory examinations or reviews; and

  •
  Successful integration of the business, employees and operations of Bay View Funding with the Company; and

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

Part I—FINANCIAL INFORMATION

ITEM 1—CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Assets
Cash and due from banks	$23,905	$20,158
Interest-bearing deposits in other financial institutions	130,170	92,447

Total cash and cash equivalents	154,075	112,605
Securities available-for-sale, at fair value	191,680	280,100
Securities held-to-maturity, at amortized cost (fair value of $93,161 at September 30, 2014 and $86,032 at December 31, 2013)	94,759	95,921
Loans held-for-sale—SBA, at lower of cost or fair value, including deferred costs	673	3,148
Loans, net of deferred fees	1,029,596	914,913
Allowance for loan losses	(18,541)	(19,164)

Loans, net	1,011,055	895,749
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,501	10,435
Company owned life insurance	50,853	50,012
Premises and equipment, net	7,377	7,240
Intangible assets	1,182	1,527
Accrued interest receivable and other assets	36,159	34,895

Total assets	$1,558,314	$1,491,632

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$488,987	$431,085
Demand, interest-bearing	223,121	195,451
Savings and money market	369,378	347,052
Time deposits—under $100	20,067	21,646
Time deposits—$100 and over	197,562	195,005
Time deposits—brokered	28,099	55,524
CDARS—money market and time deposits	14,608	40,458

Total deposits	1,341,822	1,286,221
Accrued interest payable and other liabilities	33,576	32,015

Total liabilities	1,375,398	1,318,236
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at September 30, 2014 and December 31, 2013 (liquidation preference of $21,004 at September 30, 2014 and December 31, 2013)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,374,980 shares issued and outstanding at September 30, 2014 and 26,350,938 shares issued and outstanding at December 31, 2013	133,195	132,561
Retained earnings	31,014	25,345
Accumulated other comprehensive loss	(812)	(4,029)

Total shareholders' equity	182,916	173,396

Total liabilities and shareholders' equity	$1,558,314	$1,491,632

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$12,077	$10,733	$34,832	$30,874
Securities, taxable	1,851	2,247	6,069	7,107
Securities, non-taxable	506	436	1,518	1,042
Interest-bearing deposits in other financial institutions	58	42	120	140

Total interest income	14,492	13,458	42,539	39,163

Interest expense:
Deposits	500	575	1,527	1,796
Subordinated debt	—	51	—	229
Short-term borrowings	—	1	1	1

Total interest expense	500	627	1,528	2,026

Net interest income before provision for loan losses	13,992	12,831	41,011	37,137
Provision (credit) for loan losses	(24)	(534)	(232)	(804)

Net interest income after provision for loan losses	14,016	13,365	41,243	37,941

Noninterest income:
Service charges and fees on deposit accounts	631	645	1,897	1,840
Increase in cash surrender value of life insurance	401	414	1,196	1,240
Servicing income	316	331	977	1,081
Gain on sales of SBA loans	259	103	858	373
Gain on sales of securities	47	—	97	38
Other	216	245	909	744

Total noninterest income	1,870	1,738	5,934	5,316

Noninterest expense:
Salaries and employee benefits	6,228	5,772	19,290	17,647
Occupancy and equipment	1,055	986	2,987	3,082
Professional fees	617	602	1,329	1,984
Insurance expense	292	255	830	763
Software subscriptions	264	381	702	966
Data processing	238	259	741	838
FDIC deposit insurance premiums	220	200	674	666
Correspondent bank charges	174	170	539	513
Foreclosed assets, net	—	8	(19)	(242)
Subordinated debt redemption charges	—	—	—	167
Low income housing investment losses	(353)	320	—	930
Other	1,404	1,427	4,734	4,236

Total noninterest expense	10,139	10,380	31,807	31,550

Income before income taxes	5,747	4,723	15,370	11,707
Income tax expense	2,322	1,510	5,545	3,521

Net income	3,425	3,213	9,825	8,186
Dividends on preferred stock	(280)	(168)	(728)	(168)

Net income available to common shareholders	$3,145	$3,045	$9,097	$8,018

Earnings per common share:
Basic	$0.11	$0.10	$0.31	$0.26
Diluted	$0.11	$0.10	$0.31	$0.26

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$3,425	$3,213	$9,825	$8,186
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities and I/O strips	(1,166)	675	5,717	(12,033)
Deferred income taxes	487	(284)	(2,404)	5,053
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(14)	(14)	(41)	(42)
Deferred income taxes	6	6	17	18
Reclassification adjustment for gains realized in income	(47)	—	(97)	(38)
Deferred income taxes	20	—	41	16

Change in unrealized gains (losses) on securities and I/O strips, net of deferred income taxes	(714)	383	3,233	(7,026)

Change in net pension and other benefit plan liability adjustment	(9)	44	(27)	109
Deferred income taxes	3	(18)	11	(45)

Change in pension and other benefit plan liability, net of deferred income taxes	(6)	26	(16)	64

Other comprehensive income (loss)	(720)	409	3,217	(6,962)

Total comprehensive income	$2,705	$3,622	$13,042	$1,224

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

	Nine Months Ended September 30, 2014 and 2013
						Accumulated Other Comprehensive Income / (Loss)
	Preferred Stock		Common Stock
					Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Shares	Amount
	(Dollars in thousands, except share data)
Balance, January 1, 2013	21,004	$19,519	26,322,147	$131,820	$15,721	$2,681	$169,741
Net income	—	—	—	—	8,186	—	8,186
Other comprehensive loss	—	—	—	—	—	(6,962)	(6,962)
Issuance of restricted stock awards	—	—	10,000	—	—	—	—
Repurchase of warrant	—	—	—	(140)	—	—	(140)
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	153	—	—	153
Cash dividend declared $0.03 per share	—	—	—	—	(958)	—	(958)
Stock option expense, net of forfeitures and taxes	—	—	—	430	—	—	430
Stock options exercised	—	—	8,874	35	—	—	35

Balance, September 30, 2013	21,004	$19,519	26,341,021	$132,298	$22,949	$(4,281)	$170,485

Balance, January 1, 2014	21,004	$19,519	26,350,938	$132,561	$25,345	$(4,029)	$173,396
Net income	—	—	—	—	9,825	—	9,825
Other comprehensive income	—	—	—	—	—	3,217	3,217
Issuance of restricted stock awards, net	—	—	15,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	(49)	—	—	(49)
Cash dividend declared $0.13 per share	—	—	—	—	(4,156)	—	(4,156)
Stock option expense, net of forfeitures and taxes	—	—	—	641	—	—	641
Stock options exercised	—	—	9,042	42	—	—	42

Balance, September 30, 2014	21,004	$19,519	26,374,980	$133,195	$31,014	$(812)	$182,916

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,825	$8,186
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	859	1,894
Gain on sales of securities available-for-sale	(97)	(38)
Gain on sales of SBA loans	(858)	(373)
Proceeds from sale of SBA loans originated for sale	14,439	5,128
Net change in SBA loans originated for sale	(11,106)	(8,341)
Provision (credit) for loan losses	(232)	(804)
Increase in cash surrender value of life insurance	(1,196)	(1,240)
Depreciation and amortization	539	539
Amortization of intangible assets	345	355
Gains on sale of foreclosed assets, net	—	(231)
Stock option expense, net	641	430
Amortization of restricted stock awards, net	(49)	153
Gain on redemption of company owned life insurance	(51)	—
Effect of changes in:
Accrued interest receivable and other assets	(3,730)	999
Accrued interest payable and other liabilities	2,511	1,395

Net cash provided by operating activities	11,840	8,052

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(34,775)	(8,334)
Purchase of securities held-to-maturity	(2,347)	(43,324)
Maturities/paydowns/calls of securities available-for-sale	19,696	55,206
Maturities/paydowns/calls of securities held-to-maturity	2,345	3,310
Proceeds from sale of securities available-for-sale	108,603	26,944
Net change in loans	(115,043)	(79,633)
Change in Federal Home Loan Bank and Federal Reserve Bank stock	(66)	(64)
Purchase of premises and equipment	(676)	(460)
Proceeds from sale of foreclosed assets	—	809
Proceeds from redemption of company owned life insurance	406	—

Net cash used in investing activities	(21,857)	(45,546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	55,601	(283,831)
Repurchase of warrant	—	(140)
Payment of cash dividends	(4,156)	(958)
Redemption of subordinated debt	—	(9,279)
Exercise of stock options	42	35

Net cash provided by (used in) financing activities	51,487	(294,173)

Net decrease in cash and cash equivalents	41,470	(331,667)
Cash and cash equivalents, beginning of period	112,605	373,565

Cash and cash equivalents, end of period	$154,075	$41,898

Supplemental disclosures of cash flow information:
Interest paid	$1,523	$2,110
Income taxes paid	3,250	3,365
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased	$—	$1,901
Loans transferred to foreclosed assets	31	33
Transfer of loans held-for-sale to loan portfolio	—	20

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

        The results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for any subsequent period or for the entire year ending December 31, 2014.

Reclassifications

        Certain reclassifications of prior year balances have been made to conform to the current year presentation. These reclassifications had no impact on the Company's consolidated financial position, results of operations or net change in cash and cash equivalents.

Adoption of New Accounting Standards

        In January 2014, the Financial Accounting Standards Board ("FASB") amended existing guidance clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

1) Basis of Presentation (Continued)

completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The Company has evaluated the adoption of the new guidance and has determined it will not have a material impact on the consolidated financial statements.

        In January 2014, the FASB issued guidance for accounting for investments in qualified affordable housing projects, which represents a consensus of the Emerging Issues Task Force and sets forth new accounting for qualifying investments in flow through limited liability entities that invest in affordable housing projects. The new guidance allows a limited liability investor that meets certain conditions to amortize the cost of its investment in proportion to the tax credits and other tax benefits it receives. The new accounting method, referred to as the proportional amortization method, allows amortization of the tax credit investment to be reflected along with the primary benefits, the tax credits and other tax benefits, on a net basis in the income statement within the income tax expense (benefit) line. For public business entities, the guidance is effective for interim and annual periods beginning after December 15, 2014. For all other entities, the guidance is effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. If elected, the proportional amortization method is required to be applied retrospectively. Early adoption is permitted in the annual period for which financial statements have not been issued.

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its financial statements; therefore, the Company did not adjust its prior period financial statements. As a result of the change in accounting method, the Company reclassified $353,000 of low income housing investment losses during the third quarter of 2014 that was previously reported as noninterest expense for the first six months of 2014. The low income housing investment losses, net of the tax benefits received, are included in income tax expense on the consolidated statements of income for the three months and nine months ended September 30, 2014. The change in accounting method also resulted in an increase in the effective tax rate to 40.4% and 36.1% for the three months and nine months ended September 30, 2014, respectively, compared to 32.0% and 30.1% for the three months and nine months ended September 30, 2013. Under the equity method of accounting for the low income housing investments for the three months ended September 30, 2014, the low income housing investment losses included in noninterest expense would have been $261,000, income tax expense would have been $1,715,000 and the effective tax rate would

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

1) Basis of Presentation (Continued)

have been 33.4%. Under the equity method of accounting for the low income housing investments for the nine months ended September 30, 2014, the low income housing investment losses included in noninterest expense would have been $614,000, income tax expense would have been $4,938,000 and the effective tax rate would have been 33.5%.

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

2) Earnings Per Share

        Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participates in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury stock method. The common stock warrant was antidilutive for the nine months ended September 30, 2013. The Company repurchased the warrant for $140,000 in the second quarter of 2013. A

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

2) Earnings Per Share (Continued)

reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$3,145	$3,045	$9,097	$8,018
Less: undistributed earnings allocated to Series C Preferred Stock	320	395	993	1,268

Distributed and undistributed earnings allocated to common shareholders	$2,825	$2,650	$8,104	$6,750

Weighted average common shares outstanding for basic earnings per common share	26,371,413	26,340,080	26,367,314	26,335,222
Dilutive effect of stock options oustanding, using the the treasury stock method	145,450	46,969	134,646	46,743

Shares used in computing diluted earnings per common share	26,516,863	26,387,049	26,501,960	26,381,965

Basic earnings per share	$0.11	$0.10	$0.31	$0.26
Diluted earnings per share	$0.11	$0.10	$0.31	$0.26

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Three Months Ended September 30, 2014 and 2013
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance July 1, 2014, net of taxes	$3,533	$450	$(4,075)	$(92)
Other comprehensive income (loss) before reclassification, net of taxes	(679)	—	(12)	(691)
Amounts reclassified from other comprehensive income (loss), net of taxes	(27)	(8)	6	(29)

Net current period other comprensive income (loss), net of taxes	(706)	(8)	(6)	(720)

Ending balance September 30, 2014, net of taxes	$2,827	$442	$(4,081)	$(812)

Beginning balance July 1, 2013, net of taxes	$494	$481	$(5,665)	$(4,690)
Other comprehensive (loss) before reclassification, net of taxes	391	—	(6)	385
Amounts reclassified from other comprehensive income (loss), net of taxes	—	(8)	32	24

Net current period other comprehensive income (loss), net of taxes	391	(8)	26	409

Ending balance September 30, 2013, net of taxes	$885	$473	$(5,639)	$(4,281)

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	For the Nine Months Ended September 30, 2014 and 2013
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2014, net of taxes	$(430)	$466	$(4,065)	(4,029)
Other comprehensive (loss) before reclassification, net of taxes	3,313	—	(32)	3,281
Amounts reclassified from other comprehensive income (loss), net of taxes	(56)	(24)	16	(64)

Net current period other comprensive income (loss), net of taxes	3,257	(24)	(16)	3,217

Ending balance September 30, 2014, net of taxes	$2,827	$442	$(4,081)	$(812)

Beginning balance January 1, 2013, net of taxes	$7,887	$497	$(5,703)	$2,681
Other comprehensive income (loss) before reclassification, net of taxes	(6,980)	—	(26)	(7,006)
Amounts reclassified from other comprehensive income (loss), net of taxes	(22)	(24)	90	44

Net current period other comprensive income, net of taxes	(7,002)	(24)	64	(6,962)

Ending balance September 30, 2013, net of taxes	$885	$473	$(5,639)	$(4,281)

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Three Months Ended September 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2014	2013
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$47	$—	Realized gains on sale of securities
	(20)	—	Income tax expense

	27	—	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	14	14	Interest income on taxable securities
	(6)	(6)	Income tax expense

	8	8	Net of tax

Amortization of defined benefit pension plan items(2)
Prior transition obligation	25	18
Actuarial losses	(35)	(73)

	(10)	(55)	Income before income tax
	4	23	Income tax expense

	(6)	(32)	Net of tax

Total reclassification for the period	$29	$(24)

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 7—Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

3) Accumulated Other Comprehensive Income (Loss) ("AOCI") (Continued)

	Amounts Reclassified from AOCI(1) For the Nine Months Ended September 30,
			Affected Line Item Where Net Income is Presented
Details About AOCI Components	2014	2013
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$97	$38	Realized gains on sale of securities
	(41)	(16)	Income tax expense

	56	22	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	41	42	Interest income on taxable securities
	(17)	(18)	Income tax expense

	24	24	Net of tax

Amortization of defined benefit pension plan items(2)
Prior transition obligation	77	63
Actuarial losses	(105)	(219)

	(28)	(156)	Income before income tax
	12	66	Income tax expense

	(16)	(90)	Net of tax

Total reclassification for the period	$64	$(44)

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 7—Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

4) Securities

        The amortized cost and estimated fair value of securities at September 30, 2014 and December 31, 2013 were as follows:

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$137,450	$3,125	$(798)	$139,777
Corporate bonds	35,963	636	(183)	36,416
Trust preferred securities	15,000	487	—	15,487

Total	$188,413	$4,248	$(981)	$191,680

Securities held-to-maturity:
Agency mortgage-backed securities	$14,851	$6	$(222)	$14,635
Municipals—tax exempt	79,908	742	(2,124)	78,526

Total	$94,759	$748	$(2,346)	$93,161

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$208,644	$2,465	$(3,465)	$207,644
Corporate bonds	53,002	527	(1,483)	52,046
Trust preferred securities	20,849	—	(439)	20,410

Total	$282,495	$2,992	$(5,387)	$280,100

Securities held-to-maturity:
Agency mortgage-backed securities	$15,932	$—	$(470)	$15,462
Municipals—tax exempt	79,989	54	(9,473)	70,570

Total	$95,921	$54	$(9,943)	$86,032

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

4) Securities (Continued)

        Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position are as follows:

	Less Than 12 Months		12 Months or More		Total
September 30, 2014	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$—	$—	$38,542	$(798)	$38,542	$(798)
Corporate bonds	16,071	(106)	5,099	(77)	21,170	(183)

Total	$16,071	$(106)	$43,641	$(875)	$59,712	$(981)

Securities held-to-maturity:
Agency mortgage-backed securities	$4,166	$(43)	$7,124	$(179)	$11,290	$(222)
Municipals—Tax Exempt	1,606	(2)	54,706	(2,122)	56,312	(2,124)

Total	$5,772	$(45)	$61,830	$(2,301)	$67,602	$(2,346)

	Less Than 12 Months		12 Months or More		Total
December 31, 2013	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$87,798	$(2,869)	$8,920	$(596)	$96,718	$(3,465)
Corporate bonds	38,092	(1,322)	1,860	(161)	39,952	(1,483)
Trust preferred securities	20,410	(439)	—	—	20,410	(439)

Total	$146,300	$(4,630)	$10,780	$(757)	$157,080	$(5,387)

Securities held-to-maturity:
Agency mortgage-backed securities	$5,978	$(101)	$9,134	$(369)	$15,112	$(470)
Municipals—Tax Exempt	38,177	(4,421)	25,520	(5,052)	63,697	(9,473)

Total	$44,155	$(4,522)	$34,654	$(5,421)	$78,809	$(9,943)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At September 30, 2014, the Company held 351 securities (121 available-for-sale and 230 held-to-maturity), of which 188 had fair values below amortized cost. At September 30, 2014, there were $38,542,000 of agency mortgage-backed securities available-for-sale, $5,099,000 of corporate bonds available-for-sale, $7,124,000 of agency mortgage-backed securities held-to-maturity and $54,706,000 of municipals bonds held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $3,176,000 at September 30, 2014. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

4) Securities (Continued)

maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at September 30, 2014.

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

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Proceeds	$58,592	$—	$108,603	$26,944
Gross gains	288	—	1,008	310
Gross losses	(241)	—	(911)	(272)

        The amortized cost and estimated fair values of securities as of September 30, 2014, are shown by contractual maturity below. The expected maturities will differ from contractual maturities if borrowers have the right to call or pre-pay obligations with or without call or pre-payment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$6,315	$6,685
Due after five through ten years	29,648	29,731
Due after ten years	15,000	15,487
Asset-backed securities and agency mortgage-backed securities	137,450	139,777

Total	$188,413	$191,680

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

4) Securities (Continued)

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after five through ten years	$5,721	$5,875
Due after ten years	74,187	72,651
Agency mortgage-backed securities	14,851	14,635

Total	$94,759	$93,161

5) Loans

        Loans were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$436,481	$393,074
Real estate:
Commercial and residential	464,991	423,288
Land and construction	53,064	31,443
Home equity	61,079	51,815
Consumer	14,609	15,677

Loans	1,030,224	915,297
Deferred loan origination fees, net	(628)	(384)

Loans, net of deferred fees	1,029,596	914,913
Allowance for loan losses	(18,541)	(19,164)

Loans, net	$1,011,055	$895,749

        Changes in the allowance for loan losses were as follows for the periods indicated:

	Three Months Ended September 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,454	$7,069	$69	$18,592
Charge-offs	(132)	—	(25)	(157)
Recoveries	123	7	—	130

Net (charge-offs) recoveries	(9)	7	(25)	(27)
Provision (credit) for loan losses	163	(205)	18	(24)

Balance, end of period	$11,608	$6,871	$62	$18,541

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

5) Loans (Continued)

	Three Months Ended September 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,811	$6,388	$143	$19,342
Charge-offs	(254)	(40)	—	(294)
Recoveries	820	7	1	828

Net recoveries	566	(33)	1	534
Provision (credit) for loan losses	(10)	(461)	(63)	(534)

Balance, end of period	$13,367	$5,894	$81	$19,342

	Nine Months Ended September 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,533	$6,548	$83	$19,164
Charge-offs	(726)	—	(25)	(751)
Recoveries	309	51	—	360

Net (charge-offs) recoveries	(417)	51	(25)	(391)
Provision (credit) for loan losses	(508)	272	4	(232)

Balance, end of period	$11,608	$6,871	$62	$18,541

	Nine Months Ended September 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(1,213)	(96)	—	(1,309)
Recoveries	2,158	269	1	2,428

Net recoveries	945	173	1	1,119
Provision (credit) for loan losses	(444)	(313)	(47)	(804)

Balance, end of period	$13,367	$5,894	$81	$19,342

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

5) Loans (Continued)

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method at the following period-ends:

	September 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$606	$124	$—	$730
Collectively evaluated for impairment	11,002	6,747	62	17,811

Total allowance balance	$11,608	$6,871	$62	$18,541

Loans:
Individually evaluated for impairment	$3,398	$3,806	$6	$7,210
Collectively evaluated for impairment	433,083	575,328	14,603	1,023,014

Total loan balance	$436,481	$579,134	$14,609	$1,030,224

	December 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,694	$741	$21	$2,456
Collectively evaluated for impairment	10,839	5,807	62	16,708

Total allowance balance	$12,533	$6,548	$83	$19,164

Loans:
Individually evaluated for impairment	$4,906	$6,790	$122	$11,818
Collectively evaluated for impairment	388,168	499,756	15,555	903,479

Total loan balance	$393,074	$506,546	$15,677	$915,297

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

5) Loans (Continued)

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of September 30, 2014 and December 31, 2013. The recorded investment included in the following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	September 30, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$2,923	$2,361	$—	$1,999	$1,915	$—
Real estate:
Commercial and residential	2,531	1,672	—	2,831	2,831	—
Land and construction	2,144	1,655	—	1,761	1,761	—
Home Equity	355	355	—	377	377	—
Consumer	6	6	—	—	—	—

Total with no related allowance recorded	7,959	6,049	—	6,968	6,884	—
With an allowance recorded:
Commercial	1,037	1,037	$606	3,225	2,991	1,694
Real estate:
Commercial and residential	—	—	—	1,531	1,531	451
Home Equity	124	124	124	290	290	290
Consumer	—	—	—	122	122	21

Total with an allowance recorded	1,161	1,161	730	5,168	4,934	2,456

Total	$9,120	$7,210	$730	$12,136	$11,818	$2,456

        The following tables present interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

Three Months Ended September 30, 2014
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$3,790	$2,273	$1,672	$513	$19	$8,267
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

5) Loans (Continued)

Three Months Ended September 30, 2013
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$5,539	$5,032	$1,989	$2,393	$133	$15,086
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

	Nine Months Ended September 30, 2014
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$4,411	$3,034	$1,705	$575	$69	$9,794
Interest income during impairment	$56	$—	$—	$—	$—	$56
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

Nine Months Ended September 30, 2013
Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
(Dollars in thousands)
Average of impaired loans during the period	$7,342	$5,061	$2,095	$2,414	$138	$17,050
Interest income during impairment	$—	$—	$—	$—	$—	$—
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at period-end:

	September 30,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$7,010	$14,615	$11,326
Restructured and loans over 90 days past due and still accruing	200	502	492

Total nonperforming loans	$7,210	$15,117	$11,818

Other restructured loans	$—	$10	$—
Impaired loans, excluding loans held-for-sale	$7,210	$15,127	$11,818

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

5) Loans (Continued)

        The following table presents the nonperforming loans by class for the periods indicated:

	September 30, 2014			December 31, 2013
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$3,198	$200	$3,398	$4,414	$492	$4,906
Real estate:
Commercial and residential	1,672	—	1,672	4,363	—	4,363
Land and construction	1,655	—	1,655	1,761	—	1,761
Home equity	479	—	479	666	—	666
Consumer	6	—	6	122	—	122

Total	$7,010	$200	$7,210	$11,326	$492	$11,818

        The following tables present the aging of past due loans by class for the periods indicated:

	September 30, 2014
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$344	$131	$2,197	$2,672	$433,809	$436,481
Real estate:
Commercial and residential	—	—	1,065	1,065	463,926	464,991
Land and construction	308	—	—	308	52,756	53,064
Home equity	—	—	124	124	60,955	61,079
Consumer	—	—	—	—	14,609	14,609

Total	$652	$131	$3,386	$4,169	$1,026,055	$1,030,224

	December 31, 2013
	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,314	$428	$2,865	$6,607	$386,467	$393,074
Real estate:
Commercial and residential	1,559	—	1,065	2,624	420,664	423,288
Land and construction	—	—	—	—	31,443	31,443
Home equity	28	—	290	318	51,497	51,815
Consumer	—	—	89	89	15,588	15,677

Total	$4,901	$428	$4,309	$9,638	$905,659	$915,297

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

5) Loans (Continued)

        Past due loans 30 days or greater totaled $4,169,000 and $9,638,000 at September 30, 2014 and December 31, 2013, respectively, of which $3,809,000 and $5,900,000 were on nonaccrual. At September 30, 2014, there were also $3,201,000 loans less than 30 days past due included in nonaccrual loans held for investment. At December 31, 2013, there were also $5,426,000 loans less than 30 days past due included in nonaccrual loans held for investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

5) Loans (Continued)

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at September 30, 2014 or December 31, 2013.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at period end:

	September 30, 2014			December 31, 2013
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$428,372	$8,109	$436,481	$380,806	$12,268	$393,074
Real estate:
Commercial and residential	458,671	6,320	464,991	416,992	6,296	423,288
Land and construction	51,408	1,656	53,064	29,682	1,761	31,443
Home equity	59,945	1,134	61,079	48,818	2,997	51,815
Consumer	14,252	357	14,609	15,336	341	15,677

Total	$1,012,648	$17,576	$1,030,224	$891,634	$23,663	$915,297

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

        The recorded investment of troubled debt restructurings at September 30, 2014 was $1,638,000, which included $1,438,000 of nonaccrual loans and $200,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2013 was $3,722,000, which included $3,230,000 of nonaccrual loans and $492,000 of accruing loans. Approximately $147,000 and $1,186,000 in specific reserves were established with respect to these loans as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no new loans modified as troubled debt restructurings during the three and nine month periods ended September 30, 2014 and 2013.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

5) Loans (Continued)

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings, within twelve months following the modification, during the three and nine month periods ended September 30, 2014 and 2013.

        A loan that is a troubled debt restructuring on nonaccrual status may return to accruing status after a period of at least six months of consecutive payments in accordance with the modified terms.

6) Income Taxes

        Some items of income and expense are recognized in different years for tax purposes than when applying generally accepted accounting principles, leading to timing differences between the Company's actual current tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse.

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

        The Company had net deferred tax assets of $18,741,000, and $23,326,000, at September 30, 2014, and December 31, 2013, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2014 and December 31, 2013 will be fully realized in future years.

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The adoption did not have a material impact on the Company's financial condition or results of operations during the current year or on the prior period financial statements. As a result of the change in accounting method, the Company reclassified $353,000 of low income housing investment losses during the third quarter of 2014 that was previously reported as noninterest expense for the first six months of 2014. The low income housing investment losses, net of the tax benefits received, are included in income tax expense on the consolidated statements of income for the three months and nine months ended September 30, 2014. The change in accounting method also resulted in an increase in the effective tax rate to 40.4% and 36.1% for the three months and nine months ended September 30, 2014, respectively, compared to 32.0% and 30.1% for the three months and nine months ended September 30, 2013. Under the equity method of accounting for the low income housing investments for the three months ended September 30, 2014,

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

6) Income Taxes (Continued)

the low income housing investment losses included in noninterest expense would have been $261,000, income tax expense would have been $1,715,000 and the effective tax rate would have been 33.4%. Under the equity method of accounting for the low income housing investments for the nine months ended September 30, 2014, the low income housing investment losses included in noninterest expense would have been $614,000, income tax expense would have been $4,938,000 and the effective tax rate would have been 33.5%.

7) Benefit Plans

Supplemental Retirement Plan

        The Company has a supplemental retirement plan (the "Plan") covering some current and some former key executives and directors. The Plan is a nonqualified defined benefit plan. Benefits are unsecured as there are no Plan assets. The following table presents the amount of periodic cost recognized for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$179	$303	$537	$909
Interest cost	228	196	684	588
Amortization of net actuarial loss	35	73	105	219

Net periodic benefit cost	$442	$572	$1,326	$1,716

Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for current and former directors and officers that are subject to split-dollar life insurance agreements. The following table sets forth the funded status of the split-dollar life insurance benefits for the periods indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,353	$4,717
Interest cost	147	177
Actuarial gain	—	(541)

Projected benefit obligation at end of period	$4,500	$4,353

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

7) Benefit Plans (Continued)

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Net actuarial loss	$400	$256
Prior transition obligation	1,530	1,597

Accumulated other comprehensive loss	$1,930	$1,853

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)		(Dollars in thousands)
Amortization of prior transition obligation	$(25)	$(18)	$(77)	$(63)
Interest cost	49	44	147	132

Net periodic benefit cost	$24	$26	$70	$69

8) Equity

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

9) Fair Value (Continued)

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2014:
Available-for-sale securities:
Agency mortgage-backed securities	$139,777	—	$139,777	—
Corporate bonds	$36,416	—	$36,416	—
Trust preferred securities	$15,487	—	$15,487	—
I/O strip receivables	$1,605	—	$1,605	—
Assets at December 31, 2013:
Available-for-sale securities:
Agency mortgage-backed securities	$207,644	—	$207,644	—
Corporate bonds	$52,046	—	$52,046	—
Trust preferred securities	$20,410	—	$20,410	—
I/O strip receivables	$1,647	—	$1,647	—

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

September 30, 2014

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at September 30, 2014:
Impaired loans—held-for-investment:
Commercial	$1,095	—	—	$1,095
Real estate:
Commercial and residential	607	—	—	607
Land and construction	1,207	—	—	1,207

	$2,909	—	—	$2,909

Foreclosed assets:
Commercial	$31	—	—	$31

	$31	—	—	$31

Assets at December 31, 2013:
Impaired loans—held-for-investment:
Commercial	$1,780	—	—	$1,780
Real estate:
Commercial and residential	2,846	—	—	2,846
Land and construction	1,290	—	—	1,290
Consumer	100	—	—	100

	$6,016	—	—	$6,016

Foreclosed assets:
Land and construction	$575	—	—	$575

	$575	—	—	$575

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

9) Fair Value (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$3,639	$8,472
Book value of impaired loans held-for-investment carried at cost	3,571	3,346

Total impaired loans held-for-investment	$7,210	$11,818

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$3,639	$8,472
Specific valuation allowance	(730)	(2,456)

Impaired loans held-for-investment carried at fair value, net	$2,909	$6,016

        Impaired loans held-for-investment which are measured primarily for impairment using the fair value of the collateral were $7,210,000 at September 30, 2014, after partial charge-offs of $97,000 in the first nine months of 2014. In addition, these loans had a specific valuation allowance of $730,000 at September 30, 2014. Impaired loans held-for-investment totaling $3,639,000 at September 30, 2014, were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at period-end. The remaining $3,571,000 of impaired loans were carried at cost at September 30, 2014, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during the first nine months of 2014 on impaired loans held-for-investment carried at fair value at September 30, 2014 resulted in a credit to the provision for loan losses of $185,000.

        At September 30, 2014, foreclosed assets had a carrying amount of $31,000, with no valuation allowance at September 30, 2014.

        Impaired loans held for investment of $11,818,000 at December 31, 2013, after partial charge offs of $318,000 in 2013, were analyzed for additional impairment primarily using the fair value of collateral. In addition, these loans had a specific valuation allowance of $2,456,000 at December 31, 2013. Impaired loans held for investment totaling $8,472,000 at December 31, 2013, were carried at fair value as a result of the aforementioned partial charge offs and specific valuation allowances at year end. The remaining $3,346,000 of impaired loans were carried at cost at December 31, 2013, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge offs and changes in specific valuation allowances during 2013 on impaired loans held for investment carried at fair value at December 31, 2013 resulted in an additional provision for loan losses of $508,000.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

9) Fair Value (Continued)

        At December 31, 2013, foreclosed assets had a carrying amount of $575,000, with no valuation allowance at December 31, 2013.

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at the periods indicated:

	September 30, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$1,095	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Real estate:
Commercial and residential	$607	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	$1,207	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)

	December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans—held-for-investment:
Commercial	$1,780	Market Approach	Discount adjustment for differences between comparable sales	2% to 3% (2%)
Real estate:
Commercial and residential	$2,846	Market Approach	Discount adjustment for differences between comparable sales	1% to 15% (2%)
Land and construction	$1,290	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Land and construction	$575	Market Approach	Discount adjustment for differences between comparable sales	1% to 16% (7%)

        The Company obtains third party appraisals on its impaired loans held-for-investment and foreclosed assets to determine fair value. Generally, the third party appraisals apply the "market approach," which is a valuation technique that uses prices and other relevant information generated by

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

9) Fair Value (Continued)

market transactions involving identical or comparable (that is, similar) assets, liabilities, or a group of assets and liabilities, such as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral.

        The carrying amounts and estimated fair values of financial instruments at September 30, 2014 are as follows:

		Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$154,075	$154,075	—	—	$154,075
Securities available-for-sale	$191,680	—	$191,680	—	$191,680
Securities held-to-maturity	$94,759	—	$93,161	—	$93,161
Loans (including loans held-for-sale), net	$1,011,728	—	$673	$1,002,129	$1,002,802
FHLB and FRB stock	$10,501	—	—	—	N/A
Accrued interest receivable	$4,286	—	$1,623	$2,663	$4,286
Loan servicing rights and I/O strips receivables	$2,204	—	$4,174	—	$4,174
Liabilities:
Time deposits	$260,336	—	$252,854	—	$252,854
Other deposits	$1,081,486	—	$1,081,486	—	$1,081,486
Accrued interest payable	$197	—	$197	—	$197

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

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

September 30, 2014

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

September 30, 2014

(Unaudited)

10) Equity Plan (Continued)

determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. As of September 30, 2014, the Company granted 312,050 shares of nonqualified stock options and 15,000 shares of restricted stock subject to time vesting requirements. There were 1,417,875 shares available for the issuance of equity awards under the 2013 Plan as of September 30, 2014.

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,506,504	$11.80
Granted	312,050	$8.07
Exercised	(9,042)	$4.63
Forfeited or expired	(74,495)	$10.98

Outstanding at September 30, 2014	1,735,017	$11.21	5.9	$1,990,300

Vested or expected to vest	1,648,266		5.9	$1,890,785

Exercisable at September 30, 2014	1,195,994		4.6	$1,458,800

        As of September 30, 2014, there was $2,043,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.75 years.

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2014	58,000	$6.28
Granted	15,000	$8.23
Exercised	(48,000)	$6.23

Nonvested shares at September 30, 2014	25,000	$7.54

        As of September 30, 2014, there was $114,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the equity plans. The cost is expected to be recognized over a weighted-average period of approximately 3.04 years.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

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

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2014 and December 31, 2013, the Company and HBC met all capital adequacy guidelines to which they were subject.

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements.

	Actual		To Be Well-Capitalized Under Regulatory Requirements		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2014:
Total Capital	$195,606	15.3%	$128,033	10.0%	$102,427	8.0%
(to risk-weighted assets)
Tier 1 Capital	$179,563	14.0%	$76,820	6.0%	$51,213	4.0%
(to risk-weighted assets)
Tier 1 Capital	$179,563	11.7%	N/A	N/A	$61,407	4.0%
(to average assets)
As of December 31, 2013:
Total Capital	$179,916	15.3%	$117,581	10.0%	$94,065	8.0%
(to risk-weighted assets)
Tier 1 Capital	$165,612	14.0%	$70,549	6.0%	$47,032	4.0%
(to risk-weighted assets)
Tier 1 Capital	$165,612	11.2%	N/A	N/A	$59,083	4.0%
(to average assets)

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

11) Capital Requirements (Continued)

        HBC's actual capital and required amounts and ratios are presented in the following table.

	Actual		To Be Well-Capitalized Under Prompt Corrective Action Provisions		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of September 30, 2014:
Total Capital	$183,501	14.3%	$128,216	10.0%	$102,573	8.0%
(to risk-weighted assets)
Tier 1 Capital	$167,436	13.1%	$76,930	6.0%	$51,286	4.0%
(to risk-weighted assets)
Tier 1 Capital	$167,436	10.9%	$76,841	5.0%	$61,473	4.0%
(to average assets)
As of December 31, 2013:
Total Capital	$163,827	13.9%	$117,872	10.0%	$94,297	8.0%
(to risk-weighted assets)
Tier 1 Capital	$149,037	12.6%	$70,723	6.0%	$47,148	4.0%
(to risk-weighted assets)
Tier 1 Capital	$149,037	10.1%	$73,858	5.0%	$59,086	4.0%
(to average assets)

        As of September 30, 2014 the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of prompt corrective provisions. There are no conditions or events since September 30, 2014 that management believes have changed the categorization of the Company or HBC as well capitalized.

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight—Division of Financial Institutions ("DBO") may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the DBO and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of September 30, 2014, HBC would be required to obtain regulatory approval from the DBO for a

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2014

(Unaudited)

11) Capital Requirements (Continued)

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

13) Subsequent Events

        On October 9, 2014, the Company announced that Heritage Bank of Commerce entered into a Stock Purchase Agreement ("Purchase Agreement") with BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF") and its stockholders, pursuant to which HBC agreed to acquire all of the outstanding common stock from the stockholders of BVF for an aggregate purchase price of $22,520,000. The acquisition was completed on November 1, 2014 and BVF became a wholly-owned subsidiary of HBC. At the Closing HBC delivered as payment on account of the purchase price $20,268,000 of the total purchase price, and $2,252,000, or 10%, was deposited into an escrow account with an independent escrow agent to support the payment of indemnification claims, if any, by HBC against BVF stockholders pursuant to the Purchase Agreement. The escrow account will be released to the stockholders 18 months from the closing date, net of any payments made to HBC or amounts received for unresolved claims submitted by HBC. Based in Santa Clara, California, BVF is the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding, which provides business-essential working capital factoring financing to various industries throughout the United States. Combining BVF"s staff and national reach with Heritage Bank of Commerce's funding further diversifies the Company's commercial product offerings. The platform is scalable and is aligned with recent key product initiatives designed to deliver a full spectrum of commercial lending products to our markets. BVF had total assets of $40,600,000 as of September 30, 2014. The pre-tax acquisition costs incurred for the BVF transaction totaled $234,000 during the third quarter of 2014.

        The transaction will be accounted for using the acquisition method of accounting which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The acquisition related disclosures required by the accounting guidance cannot be made as the initial accounting for the business transaction is incomplete. Key financial data such as the determination of the fair value of the assets acquired and liabilities assumed is not yet available.

        On October 23, 2014, the Company announced that its Board of Directors declared a $0.05 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis). The dividend will be paid on November 24, 2014, to shareholders of record on November 6, 2014.

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

CRITICAL ACCOUNTING POLICIES

        Critical accounting policies are discussed in our Form 10-K for the year ended December 31, 2013. There are no changes to these policies as of September 30, 2014.

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

Performance Overview

        For the three months ended September 30, 2014, net income was $3.4 million, or $0.11 per average diluted common share, compared to $3.2 million, or $0.10 per average diluted common share, for the three months ended September 30, 2013. The Company's annualized return on average assets was 0.88% and annualized return on average equity was 7.46% for the three months ended September 30, 2014, compared to 0.90% and 7.58%, respectively, for the three months ended September 30, 2013.

        For the nine months ended September 30, 2014, net income was $9.8 million, or $0.31 per average diluted common share, an increase from $8.2 million, or $0.26 per average diluted common share, for the nine months ended September 30, 2013. The Company's annualized return on average assets was 0.88% and annualized return on average equity was 7.34% for the nine months ended September 30, 2014, compared to 0.78% and 6.44%, respectively, for the nine months ended September 30, 2013.

        On October 9, 2014, the Company announced that Heritage Bank of Commerce entered into a Stock Purchase Agreement ("Purchase Agreement") with BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF") and its stockholders, pursuant to which HBC agreed to acquire all of the outstanding common stock from the stockholders of BVF for an aggregate purchase price of $22.5 million. The acquisition was completed on November 1, 2014 and BVF became a wholly-owned subsidiary of HBC. At the Closing HBC delivered as payment on account of the purchase price

$20.3 million of the total purchase price, and $2.2 million, or 10%, was deposited into an escrow account with an independent escrow agent to support the payment of indemnification claims, if any, by HBC against BVF stockholders pursuant to the Purchase Agreement. The escrow account will be released to the stockholders 18 months from the closing date, net of any payments made to HBC or amounts received for unresolved claims submitted by HBC. Based in Santa Clara, California, BVF is the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding, which provides business-essential working capital factoring financing to various industries throughout the United States. Combining BVF"s staff and national reach with Heritage Bank of Commerce's funding further diversifies the Company's commercial product offerings. The platform is scalable and is aligned with recent key product initiatives designed to deliver a full spectrum of commercial lending products to our markets. BVF had total assets of $40.6 million as of September 30, 2014. Heritage Bank of Commerce expects to incur pre-tax acquisition and integration costs of approximately $1.0 million to $1.3 million in the third and fourth quarters of 2014. The pre-tax acquisition costs incurred by the Bank for the BVF transaction totaled $234,000 during the third quarter of 2014.

        The following are major factors that impacted the Company's results of operations:

  •
  The fully tax equivalent ("FTE") net interest margin decreased one basis point to 3.93% for the third quarter of 2014, from 3.94% for the third quarter of 2013. The decrease for the third quarter of 2014 was primarily due to a higher average balance of low interest earning short-term deposits at the Federal Reserve Bank in anticipation of the BVF acquisition. For the nine months ended September 30, 2014, the net interest margin increased 17 basis points to 4.02%, from 3.85% for the nine months ended September 30, 2013, reflecting loan growth, higher yields on securities, and a lower cost of funds.

  •
  The yield on the loan portfolio was 4.77% for the third quarter of 2014, compared to 4.85% for the third quarter of 2013. For the nine months ended September 30, 2014, the yield on the loan portfolio was 4.80%, compared to 4.97% for the nine months ended September 30, 2013. The decrease in the yield on the loan portfolio for the third quarter and nine months ended September 30, 2014, compared to the same periods in 2013, reflects increasing competitive market conditions for new loan production.

  •
  Driven primarily by loan growth and increases in core deposits, net interest income increased 9% to $14.0 million for the third quarter of 2014, compared to $12.8 million for the third quarter of 2013. Net interest income increased 10% to $41.0 million for the nine months ended September 30, 2014, compared to $37.1 million for the nine months ended September 30, 2013.

  •
  Strong credit quality metrics resulted in a $24,000 credit to the provision for loan losses for the third quarter of 2014, compared to a $534,000 credit to the provision for loan losses for the third quarter of 2013. There was a $232,000 credit to the provision for loan losses for the nine months ended September 30, 2014, compared to an $804,000 credit to the provision for loan losses for the nine months ended September 30, 2013.

  •
  Noninterest income was $1.9 million for the third quarter of 2014, compared to $1.7 million for the third quarter of 2013. For the nine months ended September 30, 2014, noninterest income was $5.9 million, compared to $5.3 million for the nine months ended September 30, 2013. Largely due to a higher gain on sales of Small Business Administration ("SBA") loans and gain on sales of securities, noninterest income was higher for the three months and for the nine months ended September 30, 2014, compared to the same periods in 2013.

  •
  Noninterest expense for the third quarter of 2014 was $10.1 million, a decrease of 2% from $10.4 million for the third quarter of 2013, primarily due to the reclassification of $353,000 of low income housing investment losses, partially offset by $234,000 in costs related to the BVF acquisition during the third quarter of 2014. Noninterest expense for the nine months ended

    September 30, 2014 increased 1% to $31.8 million, compared to $31.6 million for the nine months ended September 30, 2013. The increase in noninterest expense for nine months ended September 30, 2014, was primarily due to increased salaries and employee benefits expense and costs related to the BVF acquisition, partially offset by the reclassification of low income housing investment losses.

  •
  The efficiency ratio for the third quarter of 2014 improved to 63.92%, compared to 71.25% for the third quarter of 2013. The efficiency ratio for the nine months ended September 30, 2014 was 67.75%, compared to 74.32% for the nine months ended September 30, 2013. The decrease in the efficiency ratio for the three months and the nine months ended September 30, 2014, compared to the same periods in 2013, was primarily due to the reclassification of low income housing investment losses, and higher net interest income and noninterest income.

  •
  Income tax expense for the third quarter of 2014 was $2.3 million, compared to $1.5 million for the third quarter of 2013. The effective tax rate for the third quarter of 2014 increased to 40.4%, compared to 32.0% for the third quarter of 2013. Income tax expense for the nine months ended September 30, 2014 was $5.5 million, compared to $3.5 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was 36.1%, compared to 30.1% for the nine months ended September 30, 2013. The increase in the effective tax rate for the three months and the nine months ended September 30, 2014, compared to the comparable periods in 2013, was primarily due to the adoption of the proportional amortization method of accounting for low income housing investments in the third quarter of 2014 and reduced income tax credits.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, Federal funds sold, interest-bearing deposits in other financial institutions and securities available-for-sale increased 7% to $345.8 million at September 30, 2014, from $322.4 million at September 30, 2013, and decreased 12% from $392.7 million at December 31, 2013.

  •
  Securities held-to-maturity, at amortized cost, were $94.8 million at September 30, 2014, compared to $89.7 million at September 30, 2013, and $95.9 million at December 31, 2013.

  •
  Total loans, excluding loans held-for-sale, increased 15% to $1.03 billion at September 30, 2014, from $893.1 million at September 30, 2013, and increased 13% from $914.9 million at December 31, 2013.

  •
  Nonperforming assets were $7.7 million, or 0.50% of total assets, at September 30, 2014, compared to $15.7 million, or 1.12%, of total assets, at September 30, 2013, and $12.4 million, or 0.83% of total assets, at December 31, 2013.

  •
  Classified assets, net of SBA guarantees, decreased 24% to $17.7 million at September 30, 2014, from $23.3 million at September 30, 2013, and decreased 25% from $23.6 million at December 31, 2013.

  •
  Net charge-offs totaled $27,000 for the third quarter of 2014, compared to net recoveries of $534,000 for the third quarter 2013, and net charge-offs of $166,000 for the fourth quarter of 2013.

  •
  The allowance for loan losses at September 30, 2014 was $18.5 million, or 1.80% of total loans, representing 257.16% of nonperforming loans. The allowance for loan losses at September 30, 2013 was $19.3 million, or 2.17% of total loans, representing 127.95% of nonperforming loans. The allowance for loan losses at December 31, 2013 was $19.2 million, or 2.09% of total loans, representing 162.16% of nonperforming loans.

  •
  Deposits totaled $1.34 billion at September 30, 2014, compared to $1.20 billion at September 30, 2013, and $1.29 billion at December 31, 2013. Deposits (excluding all time deposits and CDARS deposits) increased $180.4 million, or 20%, to $1.10 billion at September 30, 2014, from $901.0 million at September 30, 2013 and increased $107.9 million, or 11%, from $973.6 million at December 31, 2013.

  •
  The ratio of noncore funding (which consists of time deposits-$100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 15.42% at September 30, 2014, compared to 19.45% at September 30, 2013, and 19.51% at December 31, 2013.

  •
  The loan to deposit ratio was 76.73% at September 30, 2014, compared to 74.70% at September 30, 2013, and 71.13% at December 31, 2013.

  •
  The Company announced it will pay a quarterly cash dividend of $0.05 per share in the fourth quarter of 2014 to holders of common stock and Series C Convertible Perpetual Preferred Stock ("Series C Preferred Stock"), on an as converted basis.

  •
  Capital ratios exceed regulatory requirements for a well-capitalized financial institution, both on a consolidated basis and at the bank level at September 30, 2014:

Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce	Well-Capitalized Financial Institution Regulatory Guidelines
Total Risk-Based	15.3%	14.3%	10.0%
Tier 1 Risk-Based	14.0%	13.1%	6.0%
Leverage	11.7%	10.9%	5.0%

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

        Deposits totaled $1.34 billion at September 30, 2014, compared to $1.20 billion at September 30, 2013, and $1.29 billion at December 31, 2013. Deposits (excluding all time deposits and CDARS deposits) increased $180.4 million, or 20%, to $1.10 billion at September 30, 2014, from $901.0 million at September 30, 2013 and increased $107.9 million, or 11%, from $973.6 million at December 31, 2013.

        During the fourth quarter of 2013, the Company received $27.5 million in deposits from a law firm which were placed in a CDARS money market account. All of the $27.5 million in deposits from the law firm were withdrawn in January, 2014. The Company had $28.1 million in brokered deposits at September 30, 2014, compared to $62.8 million at September 30, 2013, and $55.5 million at December 31, 2013. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators was $33.6 million at September 30, 2014, compared to $13.6 million at September 30, 2013, and $37.6 million at December 31, 2013. Certificates of deposit from the State of California totaled $98.0 million at September 30, 2014, September 30, 2013 and December 31, 2013.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At September 30, 2014, we had $154.1 million in cash and cash equivalents and approximately $464.7 million in available borrowing capacity from various sources including the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of San Francisco ("FRB"), and Federal funds facilities with several financial institutions. The Company also had $135.0 million in unpledged securities available at September 30, 2014. Our loan to deposit ratio increased to 76.73% at September 30, 2014, compared to 74.70% at September 30, 2013, and 71.13% at December 31, 2013.

Lending

        Our lending business originates principally through our branch offices located in our primary markets. Loans, excluding loans held-for-sale, increased 15% to $1.03 billion at September 30, 2014, from $893.1 million at September 30, 2013, and increased 13% from $914.9 million at December 31, 2013. The loan portfolio remains well-diversified with commercial and industrial ("C&I") loans accounting for 42% of the loan portfolio at September 30, 2014. Commercial and residential real estate loans accounted for 45% of the total loan portfolio, of which 46% were owner-occupied by businesses. Consumer and home equity loans accounted for 8% of total loans, and land and construction loans accounted for the remaining 5% of total loans at September 30, 2014. C&I line usage was 43% at September 30, 2014, compared to 45% at September 30, 2013, and 41% at December 31, 2013.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. Noninterest expense for the third quarter of 2014 was $10.1 million, a decrease of 2% from $10.4 million for the third quarter of 2013. The decrease in noninterest expense for the third quarter of 2014, compared to the third quarter of 2013, was primarily due to the reclassification of low income housing investment losses, partially offset by costs related to the BVF acquisition during the third quarter of 2014. Noninterest expense for the nine months ended September 30, 2014 increased 1% to $31.8 million, compared to $31.6 million for the nine months ended September 30, 2013. The increase in noninterest expense for the nine months ended September 30, 2014 was primarily due to increased salaries and employee benefits expense and costs related to the BVF acquisition, partially offset by lower professional fees and the reclassification of low income housing investment losses.

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

Distribution, Rate and Yield

	For the Three Months Ended September 30, 2014			For the Three Months Ended September 30, 2013
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$1,004,271	$12,077	4.77%	$877,417	$10,733	4.85%
Securities—taxable	249,105	1,851	2.95%	310,460	2,247	2.87%
Securities—tax exempt(2)	79,926	779	3.87%	69,866	671	3.81%
Federal funds sold and interest-bearing deposits in other financial institutions	108,490	58	0.21%	58,294	42	0.29%

Total interest earning assets(2)	1,441,792	14,765	4.06%	1,316,037	13,693	4.13%

Cash and due from banks	26,535			23,724
Premises and equipment, net	7,435			7,513
Intangible assets	1,247			1,716
Other assets	66,245			70,491

Total assets	$1,543,254			$1,419,481

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$471,326			$418,657
Demand, interest-bearing	212,579	89	0.17%	169,233	57	0.13%
Savings and money market	379,733	171	0.18%	316,247	140	0.18%
Time deposits—under $100	20,163	16	0.31%	22,600	19	0.33%
Time deposits—$100 and over	196,062	158	0.32%	197,464	179	0.36%
Time deposits—brokered	31,116	63	0.80%	71,105	178	0.99%
CDARS—money market and time deposits	14,755	3	0.08%	16,372	2	0.05%

Total interest-bearing deposits	854,408	500	0.23%	793,021	575	0.29%

Total deposits	1,325,734	500	0.15%	1,211,678	575	0.19%
Subordinated debt	—	—	—	4,819	51	4.20%
Short-term borrowings	52	—	0.00%	91	1	4.36%

Total interest-bearing liabilities	854,460	500	0.23%	797,931	627	0.31%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,325,786	500	0.15%	1,216,588	627	0.20%
Other liabilities	35,373			34,639

Total liabilities	1,361,159			1,251,227
Shareholders' equity	182,095			168,254

Total liabilities and shareholders' equity	$1,543,254			$1,419,481

Net interest income(2) / margin		14,265	3.93%		13,066	3.94%
Less tax equivalent adjustment(2)		(273)			(235)

Net interest income		$13,992			$12,831

(1)
Includes loans held-for-sale. Yield amounts earned on loans include loan fees and costs. Nonaccrual loans are included in average balance.

(2)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	For the Nine Months Ended September 30, 2014			For the Nine Months Ended September 30, 2013
NET INTEREST INCOME AND NET INTEREST MARGIN	Average Balance	Interest Income/ Expense	Average Yield/ Rate	Average Balance	Interest Income/ Expense	Average Yield/ Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$970,032	$34,832	4.80%	$831,328	$30,874	4.97%
Securities—taxable	274,857	6,069	2.95%	351,290	7,107	2.70%
Securities—tax exempt(2)	79,905	2,336	3.91%	56,405	1,603	3.80%
Federal funds sold and interest-bearing deposits in other financial institutions	68,056	120	0.24%	71,265	140	0.26%

Total interest earning assets(2)	1,392,850	43,357	4.16%	1,310,288	39,724	4.05%

Cash and due from banks	25,068			23,313
Premises and equipment, net	7,295			7,548
Intangible assets	1,365			1,832
Other assets	64,136			68,803

Total assets	$1,490,714			$1,411,784

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$445,585			$423,807
Demand, interest-bearing	203,713	248	0.16%	167,138	174	0.14%
Savings and money market	357,535	489	0.18%	293,801	384	0.17%
Time deposits—under $100	20,643	49	0.32%	23,488	62	0.35%
Time deposits—$100 and over	195,122	473	0.32%	194,185	577	0.40%
Time deposits—brokered	39,249	262	0.89%	81,352	594	0.98%
CDARS—money market and time deposits	16,091	6	0.05%	15,273	5	0.04%

Total interest-bearing deposits	832,353	1,527	0.25%	775,237	1,796	0.31%

Total deposits	1,277,938	1,527	0.16%	1,199,044	1,796	0.20%
Subordinated debt	—	—	—	7,776	229	3.94%
Short-term borrowings	556	1	0.24%	148	1	0.90%

Total interest-bearing liabilities	832,909	1,528	0.25%	783,161	2,026	0.35%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,278,494	1,528	0.16%	1,206,968	2,026	0.22%
Other liabilities	33,253			34,951

Total liabilities	1,311,747			1,241,919
Shareholders' equity	178,967			169,865

Total liabilities and shareholders' equity	$1,490,714			$1,411,784

Net interest income(2) / margin		41,829	4.02%		37,698	3.85%
Less tax equivalent adjustment(2)		(818)			(561)

Net interest income		$41,011			$37,137

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

	Three Months Ended September 30, 2014 vs. 2013 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$1,528	$(184)	$1,344
Securities—taxable	(457)	61	(396)
Securities—tax exempt(1)	97	11	108
Federal funds sold and interest-bearing deposits in other financial institutions	27	(11)	16

Total interest income from interest earnings assets(1)	1,195	(123)	1,072

Expense on interest-bearing liabilities:
Demand, interest-bearing	16	16	32
Savings and money market	28	3	31
Time deposits—under $100	(2)	(1)	(3)
Time deposits—$100 and over	(1)	(20)	(21)
Time deposits—brokered	(80)	(35)	(115)
CDARS—money market and time deposits	—	1	1
Subordinated debt	(51)	—	(51)
Short-term borrowings	—	(1)	(1)

Total interest expense on interest-bearing liabilities	(90)	(37)	(127)

Net interest income(1)	$1,285	$(86)	1,199

Less tax equivalent adjustment(1)			(38)

Net interest income			$1,161

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

	Nine Months Ended September 30, 2014 vs. 2013 Increase (Decrease) Due to Change In:
	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from interest earning assets:
Loans, gross	$4,986	$(1,028)	$3,958
Securities—taxable	(1,682)	644	(1,038)
Securities—tax exempt(1)	686	47	733
Federal funds sold and interest-bearing deposits in other financial institutions	(8)	(12)	(20)

Total interest income from interest earnings assets(1)	3,982	(349)	3,633

Expense on interest-bearing liabilities:
Demand, interest-bearing	48	26	74
Savings and money market	93	12	105
Time deposits—under $100	(7)	(6)	(13)
Time deposits—$100 and over	8	(112)	(104)
Time deposits—brokered	(280)	(52)	(332)
CDARS—money market and time deposits	—	1	1
Subordinated debt	(229)	—	(229)
Short-term borrowings	1	(1)	—

Total interest expense on interest-bearing liabilities	(366)	(132)	(498)

Net interest income(1)	$4,348	$(217)	4,131

Less tax equivalent adjustment(1)			(257)

Net interest income			$3,874

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% tax rate.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets decreased one basis point to 3.93% for the third quarter of 2014, from 3.94% for the third quarter of 2013. The decrease for the third quarter of 2014 was primarily due to a higher average balance of low interest earning short-term deposits at the Federal Reserve Bank in anticipation of the BVF acquisition. For the nine months ended September 30, 2014, the net interest margin increased 17 basis points to 4.02%, from 3.85% for the nine months ended September 30, 2013, reflecting loan growth, higher yields on securities, and a lower cost of funds.

        Net interest income increased 9% to $14.0 million for the third quarter of 2014, compared to $12.8 million for the third quarter of 2013. Net interest income increased 10% to $41.0 million for the nine months ended September 30, 2014, compared to $37.1 million for the nine months ended September 30, 2013. The increase in the net interest income for the third quarter and for the nine months ended September 30, 2014, compared to the same periods in 2013, was primarily due to loan growth and an increase in core deposits.

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

        There was a credit to the provision for loan losses of $24,000 for the third quarter of 2014, which was primarily due to a reduction in required allowance for the quarter based on the evaluation at quarter end. This is compared to a credit to the provision for loan losses of $534,000 for the third quarter of 2013, which was primarily due to net recoveries for the quarter.. The credit to the provision for loan losses for the nine months ended September 30, 2014 was $232,000, which was partially due to net charge-offs for the period of $392,000 as well as a reduction in the required allowance. This is compared to a credit to the provision for loan losses of $804,000, which was primarily due to net recoveries, for the nine months ended September 30, 2013.

        The allowance for loan losses totaled $18.5 million, or 1.80% of total loans at September 30, 2014, compared to $19.3 million, or 2.17% of total loans at September 30, 2013, and $19.2 million, or 2.09% of total loans at December 31, 2013. The allowance for loan losses to total loans decreased at September 30, 2014, compared to September 30, 2013, and December 31, 2013, was primarily due to increasing loan balances with no default histories, coupled with the decrease in nonperforming assets, improving the quality of the loan portfolio overall. Net charge-offs totaled $27,000 for the third quarter of 2014, compared to net recoveries of $534,000 for the third quarter of 2013, and net charge-offs of $166,000 for the fourth quarter of 2013. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses".

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2014 versus 2013
	2014	2013	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$631	$645	$(14)	-2%
Increase in cash surrender value of life insurance	401	414	(13)	-3%
Servicing income	316	331	(15)	-5%
Gain on sales of SBA loans	259	103	156	151%
Gain on sales of securities	47	—	47	N/A
Other	216	245	(29)	-12%

Total noninterest income	$1,870	$1,738	$132	8%

	For the Nine Months Ended September 30,		Increase (decrease) 2014 versus 2013
	2014	2013	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$1,897	$1,840	$57	3%
Increase in cash surrender value of life insurance	1,196	1,240	(44)	-4%
Servicing income	977	1,081	(104)	-10%
Gain on sales of SBA loans	858	373	485	130%
Gain on sales of securities	97	38	59	155%
Other	909	744	165	22%

Total noninterest income	$5,934	$5,316	$618	12%

        The increase in noninterest income in the third quarter and nine months ended September 30, 2014, compared to the same periods in 2013 was primarily attributable to a higher gain on sales of SBA loans and gain on sales of securities.

        Historically, a significant percentage of the Company's noninterest income has been associated with its SBA lending activity, as gains on the sale of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. For the three months ended September 30, 2014, SBA loan sales resulted in a $259,000 gain, compared to a $103,000 gain on sale of SBA loans for the three months ended September 30, 2013. For the nine months ended September 30, 2014, SBA loan sales resulted in an $858,000 gain, compared to a $373,000 gain on sale of SBA loans for the nine months ended September 30, 2013.

        The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense for the periods indicated:

	For the Three Months Ended September 30,		Increase (decrease) 2014 versus 2013
	2014	2013	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$6,228	$5,772	$456	8%
Occupancy and equipment	1,055	986	69	7%
Professional fees	617	602	15	2%
Insurance expense	292	255	37	15%
Software subscriptions	264	381	(117)	-31%
Data processing	238	259	(21)	-8%
FDIC deposit insurance premiums	220	200	20	10%
Correspondent bank charges	174	170	4	2%
Foreclosed assets, net	—	8	(8)	-100%
Low income housing investment losses	(353)	320	(673)	-210%
Other	1,404	1,427	(23)	-2%

Total noninterest expense	$10,139	$10,380	$(241)	-2%

	For the Nine Months Ended September 30,		Increase (decrease) 2014 versus 2013
	2014	2013	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$19,290	$17,647	$1,643	9%
Occupancy and equipment	2,987	3,082	(95)	-3%
Professional fees	1,329	1,984	(655)	-33%
Insurance expense	830	763	67	9%
Software subscriptions	702	966	(264)	-27%
Data processing	741	838	(97)	-12%
FDIC deposit insurance premiums	674	666	8	1%
Correspondent bank charges	539	513	26	5%
Foreclosed assets, net	(19)	(242)	223	-92%
Subordinated debt redemption charges	—	167	(167)	-100%
Low income housing investment losses	—	930	(930)	-100%
Other	4,734	4,236	498	12%

Total noninterest expense	$31,807	$31,550	$257	1%

        The following table indicates the percentage of noninterest expense in each category for the periods indicated:

Noninterest Expense by Category

	For the Three Months Ended September 30,
	2014	Percent of Total	2013	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$6,228	61%	$5,772	56%
Occupancy and equipment	1,055	10%	986	9%
Professional fees	617	6%	602	6%
Insurance expense	292	3%	255	2%
Software subscriptions	264	3%	381	4%
Data processing	238	2%	259	2%
FDIC deposit insurance premiums	220	2%	200	2%
Correspondent bank charges	174	2%	170	2%
Foreclosed assets, net	—	0%	8	0%
Low income housing investment losses	(353)	-3%	320	3%
Other	1,404	14%	1,427	14%

Total noninterest expense	$10,139	100%	$10,380	100%

	For the Nine Months Ended September 30,
	2014	Percent of Total	2013	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$19,290	61%	$17,647	56%
Occupancy and equipment	2,987	9%	3,082	10%
Professional fees	1,329	4%	1,984	6%
Insurance expense	830	3%	763	2%
Software subscriptions	702	2%	966	3%
Data processing	741	2%	838	3%
FDIC deposit insurance premiums	674	2%	666	2%
Correspondent bank charges	539	2%	513	2%
Foreclosed assets, net	(19)	0%	(242)	-1%
Subordinated debt redemption charges	—	0%	167	1%
Low income housing investment losses	—	0%	930	3%
Other	4,734	15%	4,236	13%

Total noninterest expense	$31,807	100%	$31,550	100%

        Noninterest expense for the third quarter of 2014 was $10.1 million, a decrease of 2% from $10.4 million for the third quarter of 2013. The decrease in noninterest expense for the third quarter of 2014, compared to the third quarter of 2013 was primarily due to the reclassification of $353,000 of low income housing investment losses and lower data processing and software subscriptions expense, partially offset by higher salaries and employee benefits expense and $234,000 in costs related to the BVF acquisition during the third quarter of 2014. Noninterest expense for the nine months ended September 30, 2014 increased 1% to $31.8 million, compared to $31.6 million for the nine months ended September 30, 2013. The increase in noninterest expense for nine months ended September 30, 2014 was primarily due to increased salaries and employee benefits expense, costs related to the BVF acquisition, and a lower net gain on the disposition of foreclosed assets. The increases were partially offset by the reclassification of low income housing investment losses, and lower professional fees, data processing and software subscriptions expense. Subordinated debt redemption charges in 2013 related the redemption of outstanding subordinated debt.

        Higher salaries and employee benefits expense reflected the growth in staffing for business initiatives, and costs associated with the reorganization of administrative responsibilities in the second quarter of 2014. Full time equivalent employees were 200 at September 30, 2014, compared to 192 at September 30, 2013. Professional fees were lower due to net recoveries in legal fees as a result of the resolution or payoff of certain problem loans in the second quarter of 2014. Data processing and software subscriptions were lower mainly due to system conversion costs in the second and third quarters of 2013.

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its financial statements; therefore, the Company did not adjust its prior period financial statements. During the third quarter of 2014, the Company reclassified $353,000 of low income housing investment losses that was previously reported as noninterest expense for the first six months of 2014. The low income housing investment losses, net of the tax benefits received, are included in income tax expense on the consolidated statements of income for the three months and nine months ended September 30, 2014. The change in accounting method also resulted in an increase in the effective tax rate to 40.4% and 36.1% for the three months and nine months ended September 30, 2014, respectively, compared to 32.0% and 30.1% for the three months and nine months ended September 30, 2013. Low income housing investment losses of $320,000 and $930,000 are reported in noninterest expense for the three months and nine months ended September 30, 2013, respectively. Under the equity method of accounting for the low income housing investments for the three months ended September 30, 2014, the low income housing investment losses included in noninterest expense would have been $261,000, income tax expense would have been $1.7 million and the effective tax rate would have been 33.4%. Under the equity method of accounting for the low income housing investments for the nine months ended September 30, 2014, the low income housing investment losses included in noninterest expense would have been $614,000, income tax expense would have been $4.9 million and the effective tax rate would have been 33.5%.

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

        The Company's Federal and state income tax expense for the three months and the nine months ended September 30, 2014 was $2.3 million and $5.5 million, respectively. The income tax expense was $1.5 million and $3.5 million for the same periods in 2013. The following table shows the Company's effective income tax rates for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Effective income tax rate	40.4%	32.0%	36.1%	30.1%

        The increase in the effective tax rate for the three months and the nine months ended September 30, 2014, compared to the comparable periods in 2013, was primarily due to the adoption of the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014, and reduced income tax credits. The difference in the effective tax rate for the periods reported, compared to the combined Federal and state statutory tax rate of 42%, is primarily the result of the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, and tax-exempt interest income earned on municipal bonds. These reductions were partially offset by an increase in the effective tax rate from the adoption of the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014, and reduced income tax credits. The Company had California Enterprise Zone tax savings of approximately $162,000 for 2013. The California state legislature eliminated the Enterprise Zone tax deductions beginning January 1, 2014.

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

        The Company had net deferred tax assets of $18.7 million at September 30, 2014, and $23.3 million at December 31, 2013. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at September 30, 2014 and December 31, 2013 will be fully realized in future years.

FINANCIAL CONDITION

        As of September 30, 2014, total assets increased to $1.56 billion, compared to $1.40 billion at September 30, 2013, and increased from $1.49 billion at December 31, 2013. Securities available-for-sale (at fair value) were $191.7 million at September 30, 2014, a decrease of 32% from

$280.5 million at September 30, 2013, and a decrease of 32% from $280.1 million at December 31, 2013. Securities held-to-maturity (at amortized cost) were $94.8 million at September 30, 2014, compared to $89.7 million at September 30, 2013, and $95.9 million at December 31, 2013. The total loan portfolio, excluding loans held-for-sale, was $1.03 billion at September 30, 2014, an increase of 15% from $893.1 million at September 30, 2013, and an increase of 13% from $914.9 million at December 31, 2013.

        Deposits totaled $1.34 billion at September 30, 2014, compared to $1.20 billion at September 30, 2013, and $1.29 billion at December 31, 2013. Deposits (excluding all time deposits and CDARS deposits) increased $180.4 million, or 20%, to $1.1 billion at September 30, 2014, from $901.0 million at September 30, 2013 and increased $107.9 million, or 11%, from $973.6 million at December 31, 2013.

Securities Portfolio

        The following table reflects the balances for each category of securities at the dates indicated:

	September 30,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$139,777	$212,514	$207,644
Corporate bonds	36,416	47,747	52,046
Trust preferred securities	15,487	20,210	20,410

Total	$191,680	$280,471	$280,100

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$14,851	$13,229	$15,932
Municipals—Tax Exempt	79,908	76,503	79,989

Total	$94,759	$89,732	$95,921

        The following table summarizes the weighted average life and weighted average yields of securities at September 30, 2014:

	Weighted Average Life
	After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$56,663	3.19%	$83,114	2.74%	$—	—	$139,777	2.92%
Corporate bonds	6,685	2.76%	29,731	3.10%	—	—	36,416	3.04%
Trust preferred securities	—	—	—	—	15,487	5.95%	15,487	5.95%

Total	$63,348	3.15%	$112,845	2.84%	$15,487	5.95%	$191,680	3.19%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$11,754	2.10%	$—	—	$3,097	2.91%	$14,851	2.28%
Municipals—Tax Exempt(1)	4,107	4.37%	30,696	4.03%	45,105	3.80%	79,908	3.92%

Total	$15,861	2.69%	$30,696	4.03%	$48,202	3.74%	$94,759	3.66%

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

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available-for-sale securities. The investment securities available-for-sale portfolio totaled $191.7 million at September 30, 2014, a decrease of 32% from $280.5 million at September 30, 2013, and a decrease of 32% from $280.1 million at December 31, 2013. At September 30, 2014, the securities available-for-sale portfolio was comprised of $139.8 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $36.4 million of corporate bonds, and $15.5 million of single entity issue trust preferred securities.

        During the third quarter of 2014, the Company received proceeds of $58.5 million from the sales of securities available-for-sale, for a net gain on sales of securities of $47,000. The sale of securities consisted of $27.3 million of asset-backed securities, $22.8 million of corporate bonds, and $8.4 million of agency mortgage-backed securities.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $94.8 million at September 30, 2014, compared to $89.7 million at September 30, 2013, and $95.9 million at December 31, 2013. At September 30, 2014, the investment securities held-to-maturity portfolio was comprised of $79.9 million of tax-exempt municipal bonds, and $14.9 million of agency mortgage-backed securities.

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

        Gross loans, excluding loans held-for-sale, represented 66% of total assets at September 30, 2014, 64% at September 30, 2013, and 61% of total assets at December 31, 2013. The ratio of loans to deposits increased to 76.73% at September 30, 2014, from 74.70% at September 30, 2013, and from 71.13% at December 31, 2013.

Loan Distribution

        The Loan Distribution table that follows sets forth the Company's gross loans, excluding loans held-for-sale, outstanding and the percentage distribution in each category at the dates indicated:

	September 30, 2014		September 30, 2013		December 31, 2013
	Balance	% of Total	Balance	% of Total	Balance	% of Total
	(Dollars in thousands)
Commercial	$436,481	42%	$410,933	46%	$393,074	43%
Real estate:
Commercial and residential	464,991	45%	387,777	43%	423,288	46%
Land and construction	53,064	5%	30,780	3%	31,443	3%
Home equity	61,079	6%	50,100	6%	51,815	6%
Consumer	14,609	2%	13,712	2%	15,677	2%

Total loans	1,030,224	100%	893,302	100%	915,297	100%
Deferred loan (fees) costs, net	(628)	—	(250)	—	(384)	—

Loans, including deferred fees and costs	1,029,596	100%	893,052	100%	914,913	100%

Allowance for loan losses	(18,541)		(19,342)		(19,164)

Loans, net	$1,011,055		$873,710		$895,749

        The Company's loan portfolio is concentrated in commercial loans, primarily manufacturing, wholesale, and services, and commercial real estate, with the remaining balance in land development and construction, home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 56% of its gross loans were secured by real property at September 30, 2014, compared to 52% at September 30, 2013, and 55% at December 31, 2013. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such guaranteed loans (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During the three months and the nine months ended September 30, 2014, loans were sold resulting in a gain on sale of SBA loans of $259,000 and $858,000, respectively.

        As of September 30, 2014, commercial and residential real estate mortgage loans of $465.0 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The real estate mortgage loans at September 30, 2014, consist of $214.4 million, or 46%, of commercial owner occupied properties, $250.1 million, or 54%, of commercial investment properties, and $469,000 (less than 1%) in residential properties. Properties securing the commercial real estate mortgage loans are generally located in the Greater San Francisco Bay Area, the Company's primary market.

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

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and the Company has extensive controls for the disbursement process. The projects are typically infill construction in strong markets. Land and construction loans increased $22.3 million to $53.1 million, at September 30, 2014, from $30.8 million, at September 30, 2013, and increased $21.6 million from $31.4 million, at December 31, 2013, primarily as a result of strong housing demand within the Company's lending area.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $28.3 million and $47.2 million at September 30, 2014, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale) as of September 30, 2014. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall

Street Journal. As of September 30, 2014, approximately 60% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$373,056	$52,979	$10,446	$436,481
Real estate:
Commercial and residential	75,688	218,329	170,974	464,991
Land and construction	52,583	481	—	53,064
Home equity	58,040	1,140	1,899	61,079
Consumer	14,009	532	68	14,609

Loans	$573,376	$273,461	$183,387	$1,030,224

Loans with variable interest rates	$533,500	$74,199	$9,137	$616,836
Loans with fixed interest rates	39,876	199,262	174,250	413,388

Loans	$573,376	$273,461	$183,387	$1,030,224

Loan Servicing

        As of September 30, 2014 and 2013, $133.9 million and $136.0 million, respectively, in SBA loans were serviced by the Company for others. Activity for loan servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning of period balance	$606	$631	$525	$709
Additions	69	28	293	86
Amortization	(76)	(93)	(219)	(229)

End of period balance	$599	$566	$599	$566

        Loan servicing rights are included in accrued interest receivable and other assets on the unaudited consolidated balance sheets and reported net of amortization. There was no valuation allowance as of September 30, 2014 and 2013, as the fair value of the assets was greater than the carrying value.

        Activity for the I/O strip receivable was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning of period balance	$1,633	$1,726	$1,647	$1,786
Unrealized holding loss	(28)	(79)	(42)	(139)

End of period balance	$1,605	$1,647	$1,605	$1,647

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	September 30,		December 31,
	2014	2013	2013
	(Dollars in thousands)
Nonaccrual loans—held-for-investment	$7,010	$14,615	$11,326
Restructured and loans over 90 days past due and still accruing	200	502	492

Total nonperforming loans	7,210	15,117	11,818
Foreclosed assets	532	631	575

Total nonperforming assets	$7,742	$15,748	$12,393

Nonperforming assets as a percentage of loans plus foreclosed assets	0.75%	1.76%	1.35%
Nonperforming assets as a percentage of total assets	0.50%	1.12%	0.83%

        The following table presents nonperforming loans by class at the dates indicated:

	September 30, 2014			December 31, 2013
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$3,198	$200	$3,398	$4,414	$492	$4,906
Real estate:
Commercial and residential	1,672	—	1,672	4,363	—	4,363
Land and construction	1,655	—	1,655	1,761	—	1,761
Home equity	479	—	479	666	—	666
Consumer	6	—	6	122	—	122

Total	$7,010	$200	$7,210	$11,326	$492	$11,818

        Nonperforming assets were $7.7 million, or 0.50% of total assets, at September 30, 2014, compared to $15.7 million, or 1.12% of total assets, at September 30, 2013, and $12.4 million, or 0.83% of total assets, at December 31, 2013. Included in total nonperforming assets were foreclosed assets of $532,000 at September 30, 2014, compared to $631,000 at September 30, 2013, and $575,000 at December 31, 2013. The decline in nonperforming assets at September 30, 2014 was primarily due to loan payoffs, charge-offs, and upgrades in nonperforming loans' risk categories.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	September 30, 2014			September 30, 2013			December 31, 2013
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$428,372	$8,109	$436,481	$396,102	$14,831	$410,933	$380,806	$12,268	$393,074
Real estate:
Commercial and residential	458,671	6,320	464,991	380,470	7,307	387,777	416,992	6,296	423,288
Land and construction	51,408	1,656	53,064	28,931	1,849	30,780	29,682	1,761	31,443
Home equity	59,945	1,134	61,079	47,364	2,736	50,100	48,818	2,997	51,815
Consumer	14,252	357	14,609	13,354	358	13,712	15,336	341	15,677

Total	$1,012,648	$17,576	$1,030,224	$866,221	$27,081	$893,302	$891,634	$23,663	$915,297

*
Classified loans in the table above are gross of SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	Nine Months Ended September 30, 2014
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2014	$492	$3,230	$3,722
Principal repayments/advances/upgrades	(262)	(1,792)	(2,054)
Net charge-offs	(30)	—	(30)

Balance at Septmber 30, 2014	$200	$1,438	$1,638

	Nine Months Ended September 30, 2013
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2013	$2,309	$1,798	$4,107
Principal repayments/advances/upgrades	(1,798)	(91)	(1,889)
Net charge-offs	—	(372)	(372)
Change in TDR classification	—	199	199

Balance at September, 2013	$511	$1,534	$2,045

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

        Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected,, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $17.7 million at September 30, 2014, $23.3 million at September 30, 2013, and $23.6 million at December 31, 2013. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

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

        The following tables summarize the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	Three Months Ended September 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$11,454	$7,069	$69	$18,592
Charge-offs	(132)	—	(25)	(157)
Recoveries	123	7	—	130

Net (charge-offs) recoveries	(9)	7	(25)	(27)
Provision (credit) for loan losses	163	(205)	18	(24)

Balance, end of period	$11,608	$6,871	$62	$18,541

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.00%	0.00%	0.01%	0.01%
Allowance for loan losses to total loans(1)	1.12%	0.67%	0.01%	1.80%

(1)
Average loans and total loans exclude loans held-for-sale.

	Three Months Ended September 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,811	$6,388	$143	$19,342
Charge-offs	(254)	(40)	—	(294)
Recoveries	820	7	1	828

Net recoveries	566	(33)	1	534
Provision (credit) for loan losses	(10)	(461)	(63)	(534)

Balance, end of period	$13,367	$5,894	$81	$19,342

RATIOS:
Annualized net recoveries to average loans(1)	-0.26%	0.02%	0.00%	-0.24%
Allowance for loan losses to total loans(1)	1.50%	0.66%	0.01%	2.17%

(1)
Average loans and total loans exclude loans held-for-sale.

	Nine Months Ended September 30, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,533	$6,548	$83	$19,164
Charge-offs	(726)	—	(25)	(751)
Recoveries	309	51	—	360

Net (charge-offs) recoveries	(417)	51	(25)	(391)
Provision (credit) for loan losses	(508)	272	4	(232)

Balance, end of period	$11,608	$6,871	$62	$18,541

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	0.04%	-0.01%	0.01%	0.04%
Allowance for loan losses to total loans(1)	1.12%	0.67%	0.01%	1.80%

(1)
Average loans and total loans exclude loans held-for-sale

	Nine Months Ended September 30, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of period	$12,866	$6,034	$127	$19,027
Charge-offs	(1,213)	(96)	—	(1,309)
Recoveries	2,158	269	1	2,428

Net (charge-offs) recoveries	945	173	1	1,119
Provision (credit) for loan losses	(444)	(313)	(47)	(804)

Balance, end of period	$13,367	$5,894	$81	$19,342

RATIOS:
Annualized net charge-offs (recoveries) to average loans(1)	-0.15%	-0.03%	0.00%	-0.18%
Allowance for loan losses to total loans(1)	1.50%	0.66%	0.01%	2.17%

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

Allocation of Allowance for Loan Losses

	September 30,
					December 31, 2013
	2014		2013
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$11,608	42%	$13,367	46%	$12,533	43%
Real estate:
Commercial and residential	4,616	45%	4,310	43%	4,922	46%
Land and construction	799	5%	373	3%	356	3%
Home equity	1,456	6%	1,211	6%	1,270	6%
Consumer	62	2%	81	2%	83	2%

Total	$18,541	100%	$19,342	100%	$19,164	100%

        The allowance for loan losses totaled $18.5 million, or 1.80% of total loans at September 30, 2014, compared to $19.3 million, or 2.17% of total loans at September 30, 2013, and $19.2 million, or 2.09% of total loans at December 31, 2013. The allowance for loan losses to total loans decreased at September 30, 2014, compared to September 30, 2013, and December 31, 2013, primarily due to increasing loan balances with no default histories, coupled with the decrease in nonperforming assets, improving the quality of the loan portfolio overall. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net charge-offs of $27,000, or 0.01% of average loans, for the third quarter of 2014, compared to net recoveries of $534,000, or 0.24% of average loans, for the third quarter of 2013, and net charge-offs of $166,000, or 0.07% of average loans, for the fourth quarter of 2013.

        The allowance for loan losses related to the commercial portfolio decreased $925,000 at September 30, 2014 from December 31, 2013, as a result of a credit to the provision for loan losses of $508,000 and net charge-offs of $417,000. The decrease in the allowance for loan losses was primarily due to a decline in problem loans. The allowance for loan losses related to the real estate portfolio increased $323,000 at September 30, 2014 from December 31, 2013, as a result of a provision for loan losses of $272,000 and net recoveries of $51,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of real estate loans outstanding, partially offset by a decline in problem loans.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	September 30, 2014		September 30, 2013		December 31, 2013
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$488,987	36%	$409,269	34%	$431,085	34%
Demand, interest-bearing	223,121	17%	178,783	15%	195,451	15%
Savings and money market	369,378	28%	312,991	26%	347,052	27%
Time deposits—under $100	20,067	1%	22,029	2%	21,646	2%
Time deposits—$100 and over	197,562	15%	195,321	17%	195,005	15%
Time deposits—brokered	28,099	2%	62,833	5%	55,524	4%
CDARS—money market and time deposits	14,608	1%	14,311	1%	40,458	3%

Total deposits	$1,341,822	100%	$1,195,537	100%	$1,286,221	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company's business is not generally seasonal in nature. Public funds were 8% of deposits at September 30, 2014, 9% at September 30, 2013 and December 31, 2013.

        Total deposits increased $146.3 million to $1.34 billion at September 30, 2014, compared to $1.20 billion at September 30, 2013, and increased $55.6 million from $1.29 billion at December 31, 2013. Noninterest-bearing demand deposits increased $79.7 million at September 30, 2014 from September 30, 2013, and increased $57.9 million from December 31, 2013. Interest-bearing demand deposits increased $44.3 million at September 30, 2014 from September 30, 2013, and increased $27.7 million from December 31, 2013. Brokered deposits decreased $34.7 million at September 30, 2014 from September 30, 2013, and decreased $27.4 million from December 31, 2013. During the fourth quarter of 2013, the Company received $27.5 million from a law firm for escrow pending a corporate transaction, which were placed in a CDARS money market account. All of the $27.5 million in deposits from the law firm retained from this escrow were withdrawn in January, 2014 when the transaction was completed. Deposits (excluding all time deposits and CDARS deposits) increased $180.4 million, or 20%, to $1.1 billion at September 30, 2014, from $901.0 million at September 30, 2013, and increased $107.9 million, or 11%, from $973.6 million at December 31, 2013.

        At September 30, 2014, the Company had $109.5 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At September 30, 2013, the Company had $112.7 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2013, the Company had $108.0 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $7.0 million of money market accounts and $7.6 million of time deposits at September 30, 2014. CDARS deposits were comprised of $7.9 million of money market accounts and $6.4 million of time deposits at September 30, 2013. CDARS deposits were comprised of $34.8 million of money market accounts and $5.7 million of time deposits at December 31, 2013.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS time deposits and brokered deposits as of September 30, 2014:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$75,609	32%
Over three months through six months	86,205	37%
Over six months through twelve months	39,760	17%
Over twelve months	31,647	14%

Total	$233,221	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Annualized return on average assets	0.88%	0.90%	0.88%	0.78%
Annualized return on average tangible assets	0.88%	0.90%	0.88%	0.78%
Annualized return on average equity	7.46%	7.58%	7.34%	6.44%
Annualized return on average tangible equity	7.51%	7.65%	7.40%	6.51%
Dividend payout ratio(1)	46.66%	29.82%	42.30%	11.70%
Average equity to average assets ratio	11.80%	11.85%	12.01%	12.03%

(1)
Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock (on an as converted basis) divided by net income.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in the contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, but are not reflected on the Company's consolidated balance sheets. Total unused commitments to extend credit were $408.5 million September 30, 2014, compared to $353.1 million at September 30, 2013, and $377.2 million at December 31, 2013. Unused commitments represented 40% of outstanding gross loans at September 30, 2014 and September 30, 2013, and 41% at December 31, 2013.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted because there is no certainty that lines of credit and letters of credit will ever be fully utilized. The following table presents the Company's commitments to extend credit for the periods indicated:

	September 30,
	2014		2013		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$8,104	$388,354	$7,220	$335,384	$6,136	$359,955
Standby letters of credit	—	12,047	—	10,524	—	11,099

	$8,104	$400,401	$7,220	$345,908	$6,136	$371,054

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

        One of the measures we analyze for liquidity is our loan to deposit ratio. Our loan to deposit ratio was 76.73% at September 30, 2014, compared to 74.70% at September 30, 2013, and 71.13% at December 31, 2013.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at September 30, 2014, September 30, 2013 and December 31, 2013. The Company had $256.8 million of loans pledged to the FHLB as collateral on an available line of credit of $146.5 million at September 30, 2014.

        The Company can also borrow from the FRB's discount window. The Company had $391.5 million of loans pledged to the FRB as collateral on an available line of credit of $263.3 million at September 30, 2014, none of which was outstanding.

        At September 30, 2014, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at September 30, 2014, September 30, 2013 and December 31, 2013.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at September 30, 2014, September 30, 2013, and December 31, 2013.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	September 30,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Average balance year-to-date	$513	$—	$58
Average interest rate year-to-date	0.12%	N/A	0.20%
Maximum month-end balance during the quarter	$—	$—	$—
Average rate at period-end	N/A	N/A	N/A

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the consolidated Company:

	September 30,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$179,563	$161,523	$165,162
Tier 2 Capital	16,043	14,508	14,754

Total risk-based capital	$195,606	$176,031	$179,916

Risk-weighted assets	$1,280,332	$1,155,477	$1,175,813
Average assets for capital purposes	$1,535,168	$1,408,107	$1,477,082

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	15.3%	15.2%	15.3%	10.00%	8.00%
Tier 1 risk-based capital	14.0%	14.0%	14.0%	6.00%	4.00%
Leverage(1)	11.7%	11.5%	11.2%	N/A	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of the consolidated Company computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements for bank holding companies.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	September 30,
			December 31, 2013
	2014	2013
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$167,436	$144,097	$149,037
Tier 2 Capital	16,065	14,499	14,790

Total risk-based capital	$183,501	$158,596	$163,827

Risk-weighted assets	$1,282,159	$1,154,758	$1,178,719
Average assets for capital purposes	$1,536,812	$1,407,011	$1,477,168

				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	14.3%	13.7%	13.9%	10.00%	8.00%
Tier 1 risk-based capital	13.1%	12.5%	12.6%	6.00%	4.00%
Leverage(1)	10.9%	10.2%	10.1%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        At September 30, 2014, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well-capitalized" under prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk-based capital and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of September 30, 2014, September 30, 2013, and December 31, 2013, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since September 30, 2014 that management believes have changed the categorization of the Company or HBC as well-capitalized.

        At September 30, 2014, the Company had total shareholders' equity of $182.9 million, including $19.5 million in preferred stock, $133.2 million in common stock, $31.0 million in retained earnings, and ($812,000) of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($812,000) at September 30, 2014, compared to accumulated other comprehensive loss of ($4.3) million at September 30, 2013, and an accumulated other comprehensive loss of ($4.0) million at December 31, 2013. The unrealized gain (loss) on securities available-for-sale included in accumulated other comprehensive loss was an unrealized gain of $1.9 million, net of taxes, at September 30, 2014, compared to an unrealized loss of ($69,000) , net of taxes, at September 30, 2013, and an unrealized loss of ($1.4) million, net of taxes, at December 31,

2013. The components of accumulated other comprehensive loss, net of taxes, at September 30, 2014 include the following: an unrealized gain on available-for-sale securities of $1.9 million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $442,000; a liability adjustment on split dollar insurance contracts of ($1.9) million; a liability adjustment on the supplemental executive retirement plan of ($2.2) million; and an unrealized gain on interest-only strip from SBA loans of $932,000.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of September 30, 2014. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$16,822	31.3%
+300	$12,554	23.4%
+200	$8,329	15.5%
+100	$4,029	7.5%
0	$—	0.0%
-100	$(4,713)	-8.8%
-200	$(9,789)	-18.2%

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

ITEM 4—CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of

September 30, 2014. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded the Company's disclosure controls were effective as of September 30, 2014, the period covered by this report on Form 10-Q.

        During the three and nine months ended September 30, 2014, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

Part II—OTHER INFORMATION

ITEM 1—LEGAL PROCEEDINGS

        The Company is involved in certain legal actions arising from normal business activities. Management, based upon the advice of legal counsel, believes the ultimate resolution of all pending legal actions will not have a material effect on the financial statements of the Company.

ITEM 1A—RISK FACTORS

        We may fail to realized the anticipated benefits of the acquisition of Bay View Funding if we do not successfully integrate the business, employees and operations of Bay View Funding.

        In addition to the other information set forth in this Report, you should carefully consider the other factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition and/or operating results. Except as set forth above, there were no material changes from risk factors previously disclosed in our 2013 Annual Report on Form 10-K. The risk factors identified are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

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

Heritage Commerce Corp (Registrant)
Date: November 6, 2014	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer
Date: November 6, 2014	/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description
3.1	Heritage Commerce Corp Restated Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K filed on March 4, 2010)
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