Form 10-K
period 2014-12-31
HERITAGE COMMERCE CORP
filed 2015-03-06
CIK 1053352

Use these links to rapidly review the document

HERITAGE COMMERCE CORP INDEX TO FINANCIAL STATEMENTS DECEMBER 31, 2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2014, based upon the closing price on that date of $8.17 per share as reported on the NASDAQ Global Select Market, and 15,423,838 shares held, was approximately $126.0 million.

         As of February 5, 2015, there were 26,504,785 shares of the Registrant's common stock (no par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2015 Annual Meeting of Shareholders to be held on May 21, 2015 are incorporated by reference into Part III of this Report. The proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the Registrant's fiscal year ended December 31, 2014.

HERITAGE COMMERCE CORP

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

  •
  Our ability to increase market share and control expenses;

  •
  Our ability to develop and promote customer acceptance of new products and services in a timely manner;

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

  •
  The effect and uncertain impact on the Company of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated by supervisory and oversight agencies implementing the new legislation;

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

  •
  The successful integration of the business, employees and operations of Bay View Funding with the Company and our ability to achieve the projected synergies of this acquisition; and

  •
  Our success in managing the risks involved in the foregoing factors.

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

        Heritage Bank of Commerce is a multi-community independent bank that offers a full range of commercial banking services to small and medium-sized businesses and their owners, managers and employees. We operate through 11 full service branch offices located entirely in the southern and eastern regions of the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda, Contra Costa, and San Benito. Our market includes the headquarters of a number of technology based companies in the region commonly known as "Silicon Valley."

        On November 1, 2014, the Company acquired BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF"), by purchasing all of the outstanding common stock from the stockholders for an aggregate purchase price of $22.52 million. BVF became a wholly owned subsidiary of HBC. Based in Santa Clara, California, BVF is the parent company of CSNK Working Capital Finance Corp, a California corporation, dba Bay View Funding, which provides business essential working capital factoring financing to various industries throughout the United States. When we use "BVF" or "Bay View Funding," we mean BVF and its subsidiary.

        Our lending activities are diversified and include commercial, real estate, construction and land development, consumer and Small Business Administration ("SBA") guaranteed loans. We generally lend in markets where we have a physical presence through our branch offices. We attract deposits throughout our market area with a customer-oriented product mix, competitive pricing, and convenient locations. We offer a wide range of deposit products for business banking and retail markets. We offer a multitude of other products and services to complement our lending and deposit services. In addition, BVF provides factoring financing throughout the United States.

        As a bank holding company, Heritage Commerce Corp is subject to the supervision of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). We are required to file with the Federal Reserve reports and other information regarding our business operations and the business operations of our subsidiaries. As a California chartered bank, Heritage Bank of Commerce is subject to primary supervision, periodic examination, and regulation by the Department of Business Oversight — Division of Financial Institutions ("DBO"), and by the Federal Reserve, as its primary federal regulator.

        Our principal executive office is located at 150 Almaden Boulevard, San Jose, California 95113, telephone number: (408) 947-6900.

        At December 31, 2014, we had consolidated assets of $1.62 billion, deposits of $1.39 billion and shareholders' equity of $184.4 million.

Heritage Bank of Commerce

        HBC is a California state-chartered bank headquartered in San Jose, California. It was incorporated in November 1993 and opened for business in January 1994. HBC operates through eleven full service branch offices. The locations of HBC's current offices are:

San Jose:	Administrative Office Main Branch 150 Almaden Boulevard San Jose, CA 95113	Los Gatos:	Branch Office 15575 Los Gatos Boulevard Suite B Los Gatos, CA 95032
Danville:	Branch Office 387 Diablo Road Danville, CA 94526	Morgan Hill:	Branch Office 18625 Sutter Boulevard Suite 100 Morgan Hill, CA 95037

Fremont:	Branch Office 3137 Stevenson Boulevard Fremont, CA 94538	Pleasanton:	Branch Office 300 Main Street Pleasanton, CA 94566
Gilroy:	Branch Office 7598 Monterey Street Suite 110 Gilroy, CA 95020	Sunnyvale:	Branch Office 333 W. El Camino Real Suite 150 Sunnyvale, CA 94087
Hollister:	Branch Office 351 Tres Pinos Road Suite 102A Hollister, CA 95023	Walnut Creek:	Branch Office 101 Ygnacio Valley Road Suite 100 Walnut Creek, CA 94596
Los Altos:	Branch Office 419 South San Antonio Road Los Altos, CA 94022

  Bay View Funding

        Bay View Funding provides business-essential working capital factoring financing to various industries throughout the United States. Bay View Funding's administrative offices are located at 2933 Bunker Hill Lane, Santa Clara, CA 95054.

  Lending Activities

        Our commercial loan portfolio is comprised of operating secured and unsecured loans advanced for working capital, equipment purchases and other business purposes. Generally short-term loans have maturities ranging from thirty days to one year, and "term loans" have maturities ranging from one to five years. Short-term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans generally provide for floating or fixed interest rates, with monthly payments of both principal and interest. Repayment of secured and unsecured commercial loans depends substantially on the borrower's underlying business, financial condition and cash flows, as well as the sufficiency of the collateral. Compared to real estate, the collateral may be more difficult to monitor, evaluate and sell. It may also depreciate more rapidly than real estate. Such risks can be significantly affected by economic conditions. HBC's commercial loans, except for the factored receivables at BVF, are primarily originated for locally-oriented commercial activities in communities where HBC has a physical presence through its branch offices.

        HBC actively engages in SBA lending. HBC has been designated as an SBA Preferred Lender since 1999.

        Our factoring receivables portfolio is originated by Bay View Funding. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies.

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

        We make commercial construction loans for rental properties, commercial buildings and homes built by developers on speculative, undeveloped property. We also make construction loans for homes built by owner occupants. The terms of commercial construction loans are made in accordance with our loan policy. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction, but are generally limited to a 75% loan-to- completed-appraised-value ratio. Repayment of construction loans on non-residential properties is normally expected from the property's eventual rental income, income from the borrower's operating entity or the sale of the subject property. In the case of income-producing property, repayment is usually expected from permanent financing upon completion of construction. At times we provide the permanent mortgage financing on our construction loans on income- producing property. Construction loans are interest-only loans during the construction period, which typically do not exceed 18 months. If HBC provides permanent financing the short-term loan converts to permanent, amortizing financing following the completion of construction. Generally, before making a commitment to fund a construction loan, we require an appraisal of the property by a state-certified or state-licensed appraiser. We review and inspect properties before disbursement of funds during the term of the construction loan. The repayment of construction loans is dependent upon the successful and timely completion of the construction of the subject property, as well as the sale of the property to third parties or the availability of permanent financing upon completion of all improvements. Construction loans expose us to the risk that improvements will not be completed on time, and in accordance with specifications and projected costs. Construction delays, the financial impairment of the builder, interest rate increases or economic downturn may further impair the borrower's ability to repay the loan. In addition, the borrower may not be able to obtain permanent financing or ultimate sale or rental of the property may not occur as anticipated. HBC utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or permanent mortgage financing prior to making the construction loan.

        Our home equity line portfolio is comprised of home equity lines of credit to customers in our markets. Home equity lines of credit are underwritten in a manner such that they result in credit risk that is substantially similar to that of residential mortgage loans. Nevertheless, home equity lines of credit have greater credit risk than residential mortgage loans because they are often secured by mortgages that are subordinated to the existing first mortgage on the property, which we may or may not hold, and they are not covered by private mortgage insurance coverage.

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

        As of December 31, 2014, the percentage of our total loans for each of the principal areas in which we directed our lending activities were as follows: (i) commercial and industrial 43% (including SBA loans and factored receivables); (ii) real estate secured loans 44%; (iii) land and construction loans 6%; and (iv) consumer (including home equity) 7%. While no specific industry concentration is considered significant, our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies.

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

        With respect to commercial bank competitors, the business is dominated by a relatively small number of major banks that operate a large number of offices within our geographic footprint. For the combined Santa Clara, Alameda and Contra Costa county region, the three counties within which the Company operates, the top three institutions are all multi-billion dollar entities with an aggregate of 271 offices that control a combined 55.53% of deposit market share based on June 30, 2014 FDIC market share data. HBC ranks fifteenth with 0.76% share of total deposits based on June 30, 2014 market share data. These banks have, among other advantages, the ability to finance wide-ranging advertising campaigns and to allocate their resources to regions of highest yield and demand. Larger banks are seeking to expand lending to small businesses, which are traditionally community bank customers. They can also offer certain services that we do not offer directly, but may offer indirectly through correspondent institutions. By virtue of their greater total capitalization, these banks also have substantially higher lending limits than we do. For customers whose needs exceed our legal lending limit, we arrange for the sale, or "participation," of some of the balances to financial institutions that are not within our geographic footprint.

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

        Dodd-Frank also amended the Bank Holding Company Act to require federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the "Volcker Rule." The Federal Reserve Board together with four other government agencies issued final rules implementing the Volcker Rule in December 2013, effective April 1, 2014, but institutions will have until July 21, 2015 to conform their activities and investments to the requirements of the Volcker Rule. We do not anticipate that the Volcker Rule will have a material effect on our operations as we do not engage in any of the trading activities prohibited by the Volcker Rule, and we do not have any ownership interest in or relationship with any of the types of funds regulated by the Volcker Rule.

        Certain provisions of Dodd-Frank will significantly impact, or already are affecting, our operations and expenses, including, for example, changes in FDIC assessments, the permitted payment of interest on demand deposits, and enhanced compliance requirements. Some of the rules and regulations promulgated or yet to be promulgated under Dodd-Frank will apply directly only to institutions much larger than ours, but could indirectly impact smaller banks, either due to competitive influences or because certain required practices for larger institutions may subsequently become expected "best practices" for smaller institutions. We expect that we may need to devote even more management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements under Dodd-Frank.

Supervision and Regulation

  Introduction

        Banking is a complex, highly regulated industry. Regulation and supervision by federal and state banking agencies are intended to maintain a safe and sound banking system, protect depositors and the Federal Deposit Insurance Corporation's ("FDIC") insurance fund, and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress and the states have created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the financial services industry. Consequently, the growth and earnings performance of the Company can be affected not only by management decisions and general economic conditions, but also by the requirements of applicable state and federal statues, regulations and the policies of various governmental regulatory authorities, including the Federal Reserve, FDIC, and the DBO.

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

        HCC is also a bank holding company within the meaning of Section 1280 of the California Financial Code. Consequently, HCC is subject to examination by, and may be required to file reports with, the DBO. The DBO approval may be required for certain mergers and acquisitions.

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

        The Sarbanes Oxley Act of 2002.    The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including: (i) required executive certification of financial presentations; (ii)increased requirements for board audit committees and their members; (iii) enhanced disclosure of controls and procedures and internal control over financial reporting; (iv) enhanced controls over, and reporting of, insider trading; and (v) increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

        Affiliate Transactions.    HCC and HBC are deemed affiliates of each other within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to Sections 23A and 23B of the Federal Reserve Act. The Federal Reserve Board has also issued Regulation W, which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and related interpretive guidance with respect to affiliate transactions. Generally, Sections 23A and 23B: (i) limit the extent to which a financial institution or its subsidiaries may engage in covered transactions (A) with an affiliate (as defined in such sections) to an amount equal to 10% of such institution's capital and surplus; and (B) with all affiliates in the aggregate to an amount equal to 20% of such capital and surplus; and (ii) require all transactions with an affiliate, whether or not covered transactions, to be on terms substantially the same, or at least as favorable to the institution or subsidiary, as the terms provided or that would be provided to a non-affiliate. Dodd-Frank enhances the requirements for certain transactions with affiliates under Sections 23A and 23B, including an expansion of the definition of "covered transactions" and increasing the amount of time for which collateral requirements regarding covered transactions must be maintained. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions.

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

        Sound Banking Practices.    Bank holding companies and their non-banking subsidiaries are prohibited from engaging in activities that represent unsafe and unsound banking practices or that constitute violation of law or regulations. Under certain conditions, the Federal Reserve Board may conclude that certain actions of a bank holding company, such as a payment of a cash dividend, would constitute an unsafe and unsound banking practice. The Federal Reserve Board also has the authority to regulate the debt of bank holding companies, including the authority to impose interest rate ceilings and reserve requirements on such debt. Under certain circumstances, the Federal Reserve Board may require a bank holding company to file written notice and obtain its approval prior to purchasing or redeeming its equity securities, unless certain conditions are met.

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

        Permitted Activities.    The Federal Reserve Board has determined by regulation certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The principal exceptions to those prohibitions involve non-bank activities identified by statute, by Federal Reserve regulation, or by Federal Reserve order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto, including securities brokerage services, investment advisory services, fiduciary services, and management advisory and data processing services, among others. A bank holding company that also qualifies as and elects to become a "financial holding company" may engage in a broader range of activities that are financial in nature (and complementary to such activities). See "Financial Modernization".

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

        Financial Modernization.    The Gramm-Leach-Bliley Act (the "GLBA"), permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously impermissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. A bank holding company may become a financial holding company if each of its subsidiary banks is "well capitalized," "well managed," and, except in limited circumstances, in satisfactory compliance with the CRA. HCC has no present plans to become a financial holding company. In addition, HBC is subject to other provisions of the GLBA, including those relating to CRA, privacy and the safe-guarding of confidential customer information, regardless of whether HCC elects to become a financial holding company or to conduct activities through a financial subsidiary of HBC.

  Heritage Bank of Commerce

        General.    As a California commercial bank whose deposits are insured by the FDIC, HBC is subject to regulation, supervision, and regular examination by the DBO and by the Federal Reserve, as HBC's primary Federal regulator, and must additionally comply with certain applicable regulations of the Federal Reserve. The regulations of those agencies govern most aspects of a bank's business. Specific federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, their reserves against deposits, the timing of the availability of deposited funds, their activities relating to dividends, investments, loans, the nature and amount of and collateral for certain loans, borrowings, capital requirements, certain check-clearing activities, branching, and mergers and acquisitions. California banks are also subject to statutes and regulations including Federal Reserve Regulation O and Federal Reserve Act Sections 23A and 23B and Regulation W, which restrict or limit loans or extensions of credit to "insiders", including officers, directors and principal shareholders, and loans or extension of credit by banks to affiliates or purchases of assets from affiliates, including parent bank holding companies, except pursuant to certain exceptions and terms and conditions at least as favorable to those prevailing for comparable transactions with unaffiliated parties

        Pursuant to the Federal Deposit Insurance Act ("FDIA") and the California Financial Code, California state chartered commercial banks may generally engage in any activity permissible for national banks. Therefore, HBC may form subsidiaries to engage in the many so-called "closely related to banking" or "nonbanking" activities commonly conducted by national banks in operating subsidiaries or subsidiaries of bank holding companies. Further, pursuant to GLBA, California banks may conduct certain "financial" activities in a subsidiary to the same extent as may a national bank, provided the bank is and remains "well-capitalized," "well-managed" and in satisfactory compliance with the CRA.

        HBC is a member of the Federal Home Loan Bank ("FHLB") of San Francisco. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its members. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. As an FHLB member, HBC is required to own a certain amount of capital stock in the FHLB. At December 31, 2014, HBC was in compliance with the FHLB's stock ownership requirement. Federal Reserve stock is carried at cost and may be sold back to the Federal Reserve at its carrying value. Cash dividends received are reported as income.

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

        Loans to Directors, Executive Officers and Principal Shareholders.    The authority of HBC to extend credit to its directors, executive officers and principal shareholders, including their immediate family members and corporations and other entities that they control, is subject to substantial restrictions and requirements under Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder, as well as the Sarbanes-Oxley Act of 2002. These statutes and regulations impose specific limits on the amount of loans HBC may make to directors and other insiders, and specified approval procedures must be followed in making loans that exceed certain amounts. In addition, all loans HBC makes to directors and other insiders must satisfy the following requirements:

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

        Community Reinvestment Act.    The CRA is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal bank regulatory agencies, in examining insured depository institutions, to assess their record of helping to meet the credit needs of their entire community, including low-and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions or holding company formations.

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

        Environmental Regulation.    Federal, state and local laws and regulations regarding the discharge of harmful materials into the environment may have an impact on HBC. Since HBC is not involved in any business that manufactures, uses or transports chemicals, waste, pollutants or toxins that might have a material adverse effect on the environment, HBC's primary exposure to environmental laws is through its lending activities and through properties or businesses HBC may own, lease or acquire. Based on a general survey of HBC's loan portfolio, conversations with local appraisers and the type of lending currently and historically done by HBC, management is not aware of any potential liability for hazardous waste contamination that would be reasonably likely to have a material adverse effect on the Company as of December 31, 2014.

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

  Mortgage Reform

        Dodd-Frank prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower's ability to repay such mortgage loan. Dodd-Frank also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings. Under Dodd-Frank, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit. Dodd-Frank requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages. Additionally, Dodd-Frank prohibits mortgage originators from receiving compensation based on the terms of residential mortgage loans and generally limits the ability of a mortgage originator to be compensated by others if compensation is received from a consumer.

  Predatory Lending

        The term "predatory lending" is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or comprehensive definition. Typically, predatory lending involves at least one, and perhaps all three, of the following elements: (i) making unaffordable loans based on a borrower's assets rather than on the borrower's ability to repay an obligation, or asset-based lending; (ii) inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced, or loan flipping; and (iii) engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

        Federal Reserve regulations aimed at curbing such lending significantly widened the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law which says loans shouldn't be made to people unable to repay them, unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid. Neither the Company nor HBC engages in predatory lending, and thus does not expect these rules or potential future regulations in this area to have any impact on its financial condition or results of operations.

  Consumer Protection Regulation

        HBC is subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, the Fair Housing Act, Home Ownership and Equity Protection Act the Home Mortgage Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Real Estate Settlement Procedures Act, the National Flood Insurance Act and various state law counterparts. These laws and regulation mandate creation disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services.

        Dodd-Frank established the Consumer Financial Protection Bureau ("CFPB"), which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services. The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties. The Federal Reserve examines HBC for compliance with CFPB rules and enforces CFPB rules with respect to HBC.

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

  Enforcement Authority

        The federal and California regulatory structure gives the bank regulatory agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The regulatory agencies have adopted guidelines to assist in identifying and addressing potential safety and soundness concerns before an institution's capital becomes impaired. The guidelines establish operational and managerial standards generally relating to: (i) internal controls, information systems, and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest-rate exposure; (v) asset growth and asset quality; and (vi) compensation, fees, and benefits. Further, the regulatory agencies have adopted safety and soundness guidelines for asset quality and for evaluating and monitoring earnings to ensure that earnings are sufficient for the maintenance of adequate capital and reserves. If, as a result of an examination, the DBO or the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of HBC's operations are unsatisfactory or that HBC or its management is violating or has violated any law or regulation, the DBO and the Federal Reserve, and separately the FDIC as insurer of the HBC's deposits, have residual authority to:

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

        HBC is subject to deposit insurance assessments to maintain the DIF. In October 2010, the FDIC adopted a revised restoration plan to ensure that the DIF's designated reserve ratio ("DRR") reaches 1.35% of insured deposits by September 30, 2020, the deadline mandated by Dodd-Frank. However, financial institutions like HBC with assets of less than $10 billion are exempted from the cost of this increase. The restoration plan proposed an increase in the DRR to 2% of estimated insured deposits as a long-term goal for the fund. The FDIC also proposed future assessment rate reductions in lieu of dividends, when the DRR reaches 1.5% or greater.

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

        In addition to DIF assessments, banks must pay quarterly assessments that are applied to the retirement of Financing Corporation ("FICO") bonds issued in the 1980's to assist in the recovery of the savings and loan industry. The FICO assessment amount fluctuates quarterly, but was 0.00150% of average total assets less average tangible equity for the third quarter of 2014. As of the date of this report, the Company had not received the FICO assessment for the fourth quarter of 2014. Those assessments will continue until the Financing Corporation bonds mature in 2019.

        The FDIC may terminate a depository institution's deposit insurance upon a finding that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices that pose a risk to the DIF or that may prejudice the interest of the bank's depositors. The termination of deposit insurance for a bank would also result in the revocation of the bank's charter by the DBO.

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

        The following items are defined as core capital elements: (i) common shareholders' equity; (ii) qualifying non-cumulative perpetual preferred stock and related surplus (and, in the case of holding companies, senior perpetual preferred stock issued to the U.S. Treasury Department pursuant to the Troubled Asset Relief Program); (iii) minority interests in the equity accounts of consolidated subsidiaries; and (iv) "restricted" core capital elements (which include qualifying trust preferred securities) up to 25% of all core capital elements, net of goodwill less any associated deferred tax liability. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments, and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of Tier 2 capital is capped at 100% of Tier 1 capital.

        The minimum required ratio of qualifying total capital to total risk-weighted assets is 8% ("Total Risk-Based Capital Ratio"), and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4% ("Tier 1 Risk-Based Capital Ratio"). Risk-based capital ratios are calculated to provide a measure of capital relative to the degree of risk associated with a financial institution's operations for transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as cash on hand and certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as unsecured loans. As of December 31, 2014 and 2013, HBC's Total Risk-Based Capital Ratios were 13.1% and 13.9% respectively, and HBC's Tier 1 Risk-Based Capital Ratios were 11.9% and 12.6%, respectively. As of December 31, 2014 and 2013, the consolidated Company's Total Risk-Based Capital Ratios were 13.9% and 15.3%, respectively, and its Tier 1 Risk-Based Capital Ratios were 12.6% and 14.0%, respectively.

        The FDIC and the Federal Reserve Board have also established guidelines for a financial institution's leverage ratio, defined as Tier 1 capital to adjusted total assets. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a leverage ratio of at least 3%. All other institutions are typically required to maintain a leverage ratio of at least 4% to 5%; however, federal regulations also provide that financial institutions must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may set higher capital requirements when an institution's particular circumstances warrant. HBC's leverage ratios were 9.9% and 10.1% on December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the consolidated Company's leverage ratios were 10.6% and 11.2%, respectively.

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

        In July 2013, the Federal banking regulators approved final rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of Dodd-Frank. The final rules strengthen the definition of regulatory capital, increases risk-based capital requirements, makes selected changes to the calculation of risk-weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as HCC and HBC, became subject to the new rules on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. The final rules:

  •
  Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%.

  •
  Requires a minimum ratio of common equity Tier 1 capital to risk-weighted assets of 6.5% for a "well-capitalized" institution.

  •
  Increases the minimum Tier 1 capital to risk-weighted assets ratio requirement from 4.0% to 6.0%.

  •
  Increases the minimum Tier 1 capital ratio for a "well-capitalized" institution from 6.0% to 8.0%.

  •
  Retains the minimum total capital to risk-weighted assets ratio requirement of 8.0%.

  •
  Establishes a minimum leverage ratio requirement of 4.0%.

  •
  Retains the existing regulatory risk weightings for 1-4 family residential mortgage exposures.

  •
  Permits banking organizations that are not subject to the advanced approaches rule, such as HCC and HBC, to retain, through a one-time election, the existing treatment for most accumulated other comprehensive income, such that unrealized gains and losses on securities available for sale will not affect regulatory capital amounts and ratios.

  •
  Implements a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets which is in addition to the other minimum risk-based capital standards in the rule. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to executive management. The capital buffer requirement will be phased in over three years beginning in 20I6, and will effectively raise the minimum required common equity Tier 1 capital ratio to 7.0%, the Tier 1 capital ratio to 8.5%, and the total capital ratio to 10.5% on a fully phased- in basis.

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

  •
  Permits banking organizations that had less than $15 billion in total consolidated assets as of December 31, 2009, to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock that were issued and included in Tier 1 capital prior to May 19, 2010, subject to a limit of 25% of Tier 1 capital elements, excluding any non-qualifying capital instruments and after all regulatory capital deductions and adjustments have been applied to Tier 1 capital.

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

  •
  "adequately capitalized" if the institution has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a leverage ratio of 4.0% or greater (or 3.0% if the institution receives the highest rating from its primary regulator) and is not "well capitalized";

  •
  "undercapitalized" if the institution has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 4.0% (or 3.0% if the institution receives the highest rating from its primary regulator);

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

        The Basel III capital rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a common equity Tier 1 capital ratio requirement at each level (other than critically undercapitalized), with the required common equity Tier 1 capital ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3.0% leverage ratio and still be adequately capitalized. The Basel III capital rules do not change the total risk-based capital requirement for any prompt corrective action category.

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

        HBC is a legal entity that is separate and distinct from its holding company. HCC receives cash through dividends paid by HBC. Subject to the regulatory restrictions which currently further restrict the ability of HBC to declare and pay dividends, future cash dividends by HBC will depend upon management's assessment of future capital requirements, contractual restrictions, and other factors. As of December 31, 2014, HBC would be required to obtain regulatory approval from the DBO for a dividend or other distribution to HCC.

        The ability of the Board of Directors of HBC to declare a cash dividend to HCC is subject to California law, which restricts the amount available for cash dividends to the lesser of a bank's retained earnings or net income for its last three fiscal years (less any distributions to shareholders made during such period). Where this test is not met, cash dividends may still be paid, with the prior approval of the DBO in an amount not exceeding the greatest of (i) retained earnings of the bank; (ii) the net income of the bank for its last fiscal year; or (iii) the net income of the bank for its current fiscal year. A California bank may also with the prior approval of the DBO and approval of the bank's shareholders distribute a dividend in connection with a reduction of capital of the bank. If the DBO determines that the shareholders' equity of the bank paying the dividend is not adequate or that the payment of the dividend would be unsafe or unsound for the bank, the DBO may order the bank not to pay the dividend. Since HBC is a FDIC-insured institution, it is also possible, depending upon its financial condition and other factors, that the FDIC could assert that the payment of dividends or other payments might, under some circumstances, constitute an unsafe or unsound practice and thereby prohibit such payments.

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

        On February 7, 2011, the Federal Reserve and federal banking agencies, including the SEC proposed joint rules to implement Section 956 of Dodd-Frank for banks with $1 billion or more in assets. Section 956 prohibits incentive-based compensation arrangements that encourage inappropriate risk taking by covered financial institutions and are deemed to be excessive, or that may lead to material losses. The proposed rule would move the U.S. closer to aspects of international compensation standards by: (i) requiring deferral of a substantial portion of incentive compensation for executive officers of particularly large institutions described above; (ii) prohibiting incentive-based compensation arrangements for covered persons that would encourage inappropriate risks by providing excessive compensation; (iii) prohibiting incentive-based compensation arrangements for covered persons that would expose the institution to inappropriate risks by providing compensation that could lead to a material financial loss; (iv) requiring policies and procedures for incentive-based compensation arrangements that are commensurate the size and complexity of the institution; and (v) requiring annual reports on incentive compensation structures to the institution's appropriate Federal regulator. Final rules are still pending.

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

Employees

        At December 31, 2014, the Company had 242 full-time equivalent employees, including 36 full-time equivalent employees of BVF. The Company's employees are not represented by any union or collective bargaining agreement and the Company believes its employee relations are satisfactory.

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

 Risks Relating to Our Industry

Our business may be adversely affected by business and economic conditions.

        Our business activities and earnings are affected by general business conditions in the United States and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, political issues, legislative and regulatory changes, broad trends in industry and finance, fluctuations in both debt and equity capital markets, and the strength of the economy in the United States generally and in our market area in particular, all of which are beyond the Company's control. While there are signs of economic conditions improving, the U.S. budget deficit and uncertainty in European economies underline that the economy remains uncertain. Business activity across a wide range of industries and regions is greatly affected. Local and state governments are in difficulty due to the reduction in sales taxes resulting from the lack of consumer spending and property taxes resulting from declining property values. Financial institutions continue to be affected by long-term unemployment and underemployment rates and a stricter regulatory environment. While our market areas have not experienced the same degree of challenge in unemployment as other areas, the effects of these issues have trickled down to households and businesses in our markets. There can be no assurance that the recent economic improvement is sustainable and credit worthiness of our borrowers will not deteriorate. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Company's products and services, among other things, any of which could have a material adverse impact on our financial condition and results of operations.

Disruptions and volatility in the domestic interest rate environment and credit markets, including changes in interest spreads and the yield curve, could negatively impact business and the value of certain assets.

        Higher interest rates could negatively affect demand for new loans and reduce the ability of borrowers to repay their current loan obligations. The Company's loan portfolio consists of 62% of loans at variable rates and subject to higher interest costs as interest rates increase. The increase in interest rates could lead to increased delinquencies if highly-leveraged customers are unable to pay the higher interest costs and otherwise meet their obligations. These circumstances could not only result in increased loan defaults, and charge-offs, but require increases to the allowance for loan losses which may materially and adversely affect our results of operations, business, and financial condition.

Government responses to economic conditions may adversely affect our operations, financial condition and earnings.

        Dodd-Frank has changed the bank regulatory framework with the creation of an independent Consumer Financial Protection Bureau ("CFPB") that has assumed the consumer protection responsibilities of the various federal banking agencies, and has resulted in more stringent capital standards for banks and bank holding companies. The legislation requires additional regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of new legislation and regulatory actions in response to these conditions, may adversely affect our operations by restricting our business operations, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These events may have a significant adverse effect on our financial performance and operating flexibility. In addition, these factors could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

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

We are subject to more stringent capital requirements.

        Dodd-Frank requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. The federal banking agencies issued a joint final rule, or the "Final Capital Rule," that implements the Basel III capital standards and establishes the minimum capital levels required under Dodd-Frank. We became subject to the Final Capital Rule as of January 1, 2015. The Final Capital Rule establishes a minimum common equity Tier 1 capital ratio of 6.5% of risk-weighted assets for a "well-capitalized" institution and increases the minimum Tier 1 capital ratio for a "well-capitalized" institution from 6.0% to 8.0%. Additionally, the Final Capital Rule requires an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer over the 6.5% minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and engage in share repurchases. The Final Capital Rule permanently grandfathers trust preferred securities issued before May 19, 2010, subject to a limit of 25% of Tier 1 capital. The Final Capital Rule increases the required capital for certain categories of assets, including high-volatility construction real estate loans and certain exposures related to securitizations; however, the Final Capital Rule retains the current capital treatment of residential mortgages. Under the Final Capital Rule, we may make a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. If we do not make this election, unrealized gains and losses will be included in the calculation of our regulatory capital. Implementation of these standards, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations or financial condition.

Additional requirements imposed by the Dodd-Frank Act could adversely affect us.

        Current and future legal and regulatory requirements, restrictions, and regulations, including those imposed under Dodd-Frank, may adversely impact our profitability and may have a material and adverse effect on our business, financial condition, and results of operations, may require us to invest significant management attention and resources to evaluate and make any changes required by the legislation and related regulations and may make it more difficult for us to attract and retain qualified executive officers and employees. Dodd-Frank comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of Dodd-Frank that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with our deposit-generating activities, as well as place limitations on the revenues that those deposits may generate.

The CFPB may reshape the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices.

        The CFPB has broad rulemaking authority to administer and carry out the provisions of Dodd-Frank with respect to financial institutions that offer covered financial products and services to consumers. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The concept of what may be considered to be an "abusive" practice is relatively new under the law. Moreover, HBC will be supervised and examined by the CFPB for compliance with the CFPB's regulations and policies. The costs and limitations related to this additional regulatory reporting regimen have yet to be fully determined, although they may be material and the limitations and restrictions that will be placed upon us with respect to its consumer product offering and services may produce significant, material effects on our profitability.

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

        We maintain an allowance for loan losses for probable incurred losses in the portfolio. The allowance is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and the general economy. The allowance is also appropriately increased for new loan growth. The allowance is based upon a number of factors, including the size of the loan portfolio, asset classifications, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience and loan underwriting policies. The allowance is only an estimate of the probable incurred losses in the loan portfolio and may not represent actual losses realized over time, either of losses in excess of the allowance or of losses less than the allowance.

        In addition, we evaluate all loans identified as impaired loans and allocate an allowance based upon our estimation of the potential loss associated with those problem loans. While we strive to carefully manage and monitor credit quality and to identify loans that may be deteriorating, at any time there are loans included in the portfolio that may result in losses, but that have not yet been identified as non-performing or potential problem loans. Through established credit practices, we attempt to identify deteriorating loans and adjust the allowance for loan losses accordingly. However, because future events are uncertain and because we may not successfully identify all deteriorating loans in a timely manner, there may be loans that deteriorate in an accelerated time frame. We cannot be sure that we will be able to identify deteriorating loans before they become nonperforming assets, or that we will be able to limit losses on those loans that have been so identified. Changes in economic, operating and other conditions which are beyond our control, including interest rate fluctuations, deteriorating values in underlying collateral (most of which consists of real estate), and changes in the financial condition of borrowers, may cause our estimate of probable losses or actual loan losses to exceed our current allowance. As a result, future additions to the allowance may be necessary. Further, because the loan portfolio contains a number of commercial real estate, construction, and land development loans with relatively large balances, deterioration in the credit quality of one or more of these loans may require a significant increase to the allowance for loan losses. Our regulators, as an integral part of their examination process, periodically review our allowance for loan losses and may require us to increase our allowance for loan losses by recognizing additional provisions for loan losses charged to expense, or to decrease our allowance for loan losses by recognizing loan charge-offs, net of recoveries. Any such additional provisions for loan losses or charge-offs, as required by these regulatory agencies, could have a material adverse effect on our financial condition and results of operations.

        In December 2012, the Financial Accounting Standards Board ("FASB") issued a proposed Accounting Standards Update, Financial Instruments: Credit Losses, which establishes a new impairment framework also known as the "current expected credit loss model." In contrast to the incurred loss model currently used by financial entities like us, the current expected credit loss model requires an allowance be recognized based on the expected credit losses (i.e. all contractual cash flows that the entity does not expect to collect from financial assets or commitments to extend credit). It requires the consideration of more forward-looking information than is permitted under current U.S. generally accepted accounting principles. In addition to relevant information about past events and current conditions, such as borrowers' current creditworthiness, quantitative and qualitative factors specific to borrowers, and the economic environment in which the entity operates, the new model requires consideration of reasonable and supportable forecasts that affect the expected collectability of the financial assets' remaining contractual cash flows, and evaluation of the forecasted direction of the economic cycle, as well as time value of money. This proposed impairment framework is expected to have wide reaching implications to financial institutions such as us. The allowance for loan losses could potentially increase due to a larger volume of financial assets that fall within the scope of the proposed model, resulting in an adverse impact on net income, volatility in earnings and higher capital requirements. The full effect of the implementation of this new model is unknown until the proposed guidance is finalized.

Nonperforming assets take significant time to resolve and adversely affect our results of operations and financial condition.

        At December 31, 2014, nonperforming loans were 0.54% of the total loan portfolio and 0.41% of total assets. Nonperforming assets adversely affect our earnings in various ways. We do not record interest income on nonaccrual loans or foreclosed assets, thereby adversely affecting our income, and increasing our loan administration costs. Upon foreclosure or similar proceedings, we record the repossessed asset at the estimated fair value, less costs to sell, which may result in a write down or losses. A significant increase in the level of nonperforming assets from current levels would increase our risk profile and may impact the capital levels our regulators believe are appropriate in light of the increased risk profile. While we reduce problem assets through collection efforts, asset sales, workouts, restructurings and otherwise, decreases in the value of the underlying collateral, or in these borrowers' performance or financial condition, whether or not due to economic and market conditions beyond our control, could adversely affect our business, results of operations and financial condition. In addition, the resolution of nonperforming assets requires significant commitments of time from management and our directors, which can be detrimental to the performance of their other responsibilities.

We may be required to make additional provisions for loan losses and charge off additional loans in the future, which could adversely affect our results of operations.

        For the year ended December 31, 2014, we recorded a $338,000 credit to the provision for loan losses, charged-off $927,000 of loans, and recovered $480,000 of loans. Since 2008, there was a significant slowdown in the real estate markets in portions of counties in California where a majority of our loan customers, including our largest borrowing relationships, are based. This slowdown reflected declining prices in real estate, higher levels of inventories of homes and higher vacancies in commercial and industrial properties, all of which contributed to financial strain on real estate developers and suppliers. However, there was some improvement beginning in 2013, with real estate prices increasing in our market area. At December 31, 2014, we had $478.3 million in commercial and residential real estate loans and $68.0 million in land and construction real estate loans, of which $1.7 million and $1.3 million, respectively, were on nonaccrual. Construction loans and commercial real estate loans comprise a substantial portion of our nonperforming assets. Deterioration in the real estate market could affect the ability of our loan customers to service their debt, which could result in additional loan charge-offs and provisions for loan losses in the future, which could have a material adverse effect on our financial condition, results of operations and capital.

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

        In response to the recessionary state of the national economy, the housing market and the volatility of financial markets, the Federal Open Market Committee of the Federal Reserve ("FOMC") started a series of decreases in Federal funds target rate with seven decreases in 2008, bringing the target rate to a historically low range of 0% to 0.25% through December 2014.

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

        Additionally, a sustained decrease in market interest rates could adversely affect our earnings. When interest rates decline, borrowers tend to refinance higher-rate, fixed-rate loans to lower rates, prepaying their existing loans. Under those circumstances, we would not be able to reinvest those prepayments in assets earning interest rates as high as the rates on the prepaid loans. In addition, our commercial real estate and commercial loans, which carry interest rates that, in general, adjust in accordance with changes in the prime rate, will adjust to lower rates. We are also significantly affected by the level of loan demand available in our market. The inability to make sufficient loans directly affects the interest income we earn. Lower loan demand will generally result in lower interest income realized as we place funds in lower yielding investments.

Increased deposit insurance costs and changes in deposit regulation may adversely affect our results of operations.

        As a result of recent economic conditions and the enactment of Dodd-Frank, the FDIC has increased the deposit insurance assessment rates in recent years and thus raised deposit premiums for insured depository institutions. If these increases are insufficient for the Deposit Insurance Fund to meet its funding requirements, further special assessments or increases in deposit insurance premiums may be required which we may be required to pay. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional banks or financial institution failures, we may be required to pay even higher FDIC premiums than the recently increased levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect our results of operations.

Liquidity risk could impair our ability to fund operations and jeopardize our financial condition.

        Liquidity is essential to our business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a downturn in markets in which our loans are concentrated or adverse regulatory action against us. Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption of the financial markets or negative views and expectations about the prospects for the financial services industry as a whole.

If we lost a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

        Our profitability depends in part on our success in attracting and retaining a stable base of low-cost deposits. At December 31, 2014, 37% of our deposit base was comprised of noninterest bearing deposits. While we generally do not believe these core deposits are sensitive to interest rate fluctuations, the competition for these deposits in our markets is strong and customers are increasingly seeking investments that are safe, including the purchase of U.S. Treasury securities and other government guaranteed obligations, as well as the establishment of accounts at the largest, most-well capitalized banks. If we were to lose a significant portion of our low-cost deposits, it would negatively impact our liquidity and profitability.

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

        We operate primarily in Santa Clara County, Contra Costa County, Alameda County, and San Benito County and, as a result, our financial condition and results of operations are subject to changes in the economic conditions in those areas. Our success depends upon the business activity, population, income levels, deposits and real estate activity in these markets. Although our customers' business and financial interests may extend well beyond these market areas, adverse economic conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans to us and generally affect our financial condition and results of operations. Our lending operations are located in market areas dependent on technology and real estate industries and their supporting companies. Thus, our borrowers could be adversely impacted by a downturn in these sectors of the economy that could reduce the demand for loans and adversely impact the borrowers' ability to repay their loans, which would, in turn, increase our nonperforming assets. Because of our geographic concentration, we are less able than regional or national financial institutions to diversify our credit risks across multiple markets.

Our loan portfolio has a large concentration of real estate loans in California, which involve risks specific to real estate values.

        A downturn in our real estate markets in California could adversely affect our business because many of our loans are secured by real estate. Real estate lending (including commercial, land development and construction) is a large portion of our loan portfolio. At December 31, 2014, approximately $608.0 million, or 56% of our loan portfolio, was secured by various forms of real estate, including residential and commercial real estate. Included in the $608.0 million of loans secured by real estate were $289.0 million (or 48%) of owner-occupied loans. The real estate securing our loan portfolio is concentrated in California. The market value of real estate can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, the rate of unemployment, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature, such as earthquakes and natural disasters particular to California. Additionally, commercial real estate lending typically involves larger loan principal amounts and the repayment of the loans generally is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. If real estate values, including values of land held for development, decline, the value of real estate collateral securing our loans could be significantly reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we would be more likely to suffer losses on defaulted loans.

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

        At December 31, 2014, land and construction loans, including land acquisition and development totaled $68.0 million or 6% of our loan portfolio. This amount was comprised of 14% owner occupied and 86% non-owner occupied construction and land loans. Risk of loss on a construction loan depends largely upon whether our initial estimate of the property's value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing. During the construction phase, a number of factors can result in delays and cost overruns. Because of the uncertainties inherent in estimating construction costs, as well as the market value of the completed project, it is relatively difficult to evaluate accurately the total funds required to complete a project and the related loan-to-value ratio. As a result, construction loans often involve the disbursement of substantial funds with repayment dependent primarily on the completion of the project and the ability of the borrower to sell the property, rather than the ability of the borrower or guarantor to repay principal and interest. If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment. If our appraisal of the value of the completed project proves to be overstated, our collateral may be inadequate for the repayment of the loan upon completion of construction of the project. If we are forced to foreclose on a project prior to or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete the project and may have to hold the property for an unspecified period of time.

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

        At December 31, 2014, commercial loans totaled $462.4 million or 43% of our loan portfolio, (including SBA guaranteed loans and factored receivables). Commercial lending involves risks that are different from those associated with residential and commercial real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral being viewed as the primary source of repayment in the event of borrower default. Our commercial loans are primarily made based on the cash flows of the borrowers and secondarily on any underlying collateral provided by the borrowers. A borrower's cash flows may be unpredictable, and collateral securing those loans may fluctuate in value. Although commercial loans are often collateralized by equipment, inventory, accounts receivable, or other business assets, the liquidation of collateral in the event of default is often an insufficient source of repayment because accounts receivable may be uncollectible and inventories may be obsolete or of limited use, among other things.

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

New lines of business or new products and services may subject us to additional risks.

        From time to time, we may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and new products and services, we may invest significant time and resources. We may not achieve target timetables for the introduction and development of new lines of business and new products or services and price and profitability targets may not prove feasible. External factors, such as regulatory compliance obligations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on our business, results of operations and financial condition.

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

        Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between the carrying amounts and tax basis of assets and liabilities computed using enacted tax rates. We regularly assess available positive and negative evidence to determine whether it is more likely than not that our net deferred tax asset will be realized. Realization of a deferred tax asset requires us to apply significant judgment and is inherently speculative because it requires estimates that cannot be made with certainty. At December 31, 2014, we had a net deferred tax asset of $18.5 million. If we were to determine at some point in the future that we will not achieve sufficient future taxable income to realize our net deferred tax asset, we would be required, under generally accepted accounting principles, to establish a full or partial valuation allowance which would require us to incur a charge to operations for the period in which the determination was made.

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

        We operate in a highly regulated environment and are subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve, the DBO and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters relating to ownership and control of our common stock, our acquisition of other companies and businesses, permissible activities for us to engage in, maintenance of adequate capital levels, and other aspects of our operations. These bank regulators possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. The laws and regulations applicable to the banking industry could change at any time and we cannot predict the effects of these changes on our business and profitability. Increased regulation could increase our cost of compliance and adversely affect profitability. Moreover, certain of these regulations contain significant punitive sanctions for violations, including monetary penalties and limitations on a bank's ability to implement components of its business plan, such as expansion through mergers and acquisitions or the opening of new branch offices. In addition, changes in regulatory requirements may add costs associated with compliance efforts. Furthermore, government policy and regulation, particularly as implemented through the Federal Reserve System, significantly affect credit conditions. As a result of the negative financial market and general economic trends, there is a potential for new federal or state laws and regulation regarding lending and funding practices and liquidity standards, and bank regulatory agencies have been and are expected to be aggressive in responding to concerns and trends identified in examinations, including the expected issuance of formal enforcement orders. Negative developments in the financial industry and the impact of new legislation and regulation in response to those developments could negatively impact our business operations and adversely impact our financial performance.

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

We rely on third party service providers for key systems, placing us and our customers at risk if the vendor has service outages, work stoppages or is subjected to attacks on their IT systems that expose information relating to us and our customers or a vendor fails to perform its contractual obligations.

        We use a third party software service provider to perform all of our transaction data processing. We also outsource other customer service applications, such as on-line banking and wire transfers to third party vendors. If these service providers were to experience technical difficulties or incur any extended outages in services, it could have a material and adverse impact on us and our customers. Because such service providers service us and other banks, their systems could be affected by DDoS attacks directed at their other bank customers. In addition, third parties may seek to penetrate our vendors' IT systems, obtain information about us or our customers or access to our customers' accounts, and exploit that information to wrongfully withdraw or transfer our customers' funds, which could have material and adverse impacts on our customers and the Company. Further, the failure of external vendors to perform in accordance with the contractual terms of a service agreement because of changes in a vendor's organization structure, financial condition, support for existing products and services or strategic focus or for any other reason could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations. If we were required to switch service providers due to deterioration in service quality or other factors, there is no guarantee that it could obtain comparable services for a comparable price.

We could be liable for breaches of security in our online banking services. Fear of security breaches could limit the growth of our online services.

        We offer various internet-based services to our clients, including online banking services. The secure transmission of confidential information over the Internet is essential to maintain our clients' confidence in our online services. Advances in computer capabilities, new discoveries or other developments could result in a compromise or breach of the technology we use to protect client transaction data. In addition, individuals may seek to intentionally disrupt our online banking services or compromise the confidentiality of customer information with criminal intent. Although we have developed systems and processes that are designed to prevent security breaches and periodically test our security, failure to mitigate breaches of security could adversely affect our ability to offer and grow our online services, result in costly litigation and loss of customer relationships and could have an adverse effect on our business.

Our controls and procedures may fail or be circumvented.

        Management regularly reviews and updates our internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations and financial condition.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

        Processes that management uses to estimate our probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

        If the models that management uses for interest rate risk and asset-liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models that management uses for determining our probable credit losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models that management uses to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon sale or settlement of such financial instruments. Any such failure in management's analytical or forecasting models could have a material adverse effect on our business, financial condition and results of operations.

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

Severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business

        Severe weather, natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause us to incur additional expenses. For example, our primary market areas in California are subject to earthquakes and fires. Operations in our market could be disrupted by both the evacuation of large portions of the population as well as damage and or lack of access to our banking and operation facilities. While we have not experienced such event to date, other severe weather or natural disasters, acts of war or terrorism or other adverse external events may occur in the future. Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

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

        The dividends declared and the accretion on our outstanding Series C Preferred Stock reduce the net income available to common shareholders and our earnings per common share. Our Series C Preferred Stock will also receive preferential treatment in the event of our liquidation, dissolution or winding up. The ownership interest of our existing holders of common stock will be diluted to the extent our Series C Preferred Stock is automatically converted into common stock. The Series C Preferred Stock is convertible into an aggregate of 5,601,000 shares of our common stock upon a transfer of the Series C Preferred Stock to a transferee not affiliated with the holder in a widely dispersed offering. The shares of common stock underlying the Series C Preferred Stock represent approximately 21% of the shares of our common stock outstanding on December 31, 2014.

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

        Under the California Financial Code, no person may, directly or indirectly, acquire control of a California state bank or its holding company unless the DBO has approved such acquisition of control. A person would be deemed to have acquired control of HBC if such person, directly or indirectly, has the power (i) to vote 25% or more of the voting power of Heritage Bank of Commerce; or (ii) to direct or cause the direction of the management and policies of HBC. For purposes of this law, a person who directly or indirectly owns or controls 10% or more of our outstanding common stock would be presumed to control HBC.

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

ITEM 1B — UNRESOLVED STAFF COMMENTS

        None.

ITEM 2 — PROPERTIES

        The main and executive offices of HCC and HBC are located at 150 Almaden Boulevard in San Jose, California 95113, with branch offices located at 15575 Los Gatos Boulevard in Los Gatos, California 95032, at 387 Diablo Road in Danville, California 94526, at 3137 Stevenson Boulevard in Fremont, California 94538, at 300 Main Street in Pleasanton, California 94566, at 101 Ygnacio Valley Road in Walnut Creek, California 94596, at 18625 Sutter Boulevard in Morgan Hill, California 95037, at 7598 Monterey Street in Gilroy, California 95020, at 419 S. San Antonio Road in Los Altos, California 94022, at 333 W. El Camino Real in Sunnyvale, California 94087, and at 351 Tres Pinos Road in Hollister, California 95023. BVF's administrative offices are located at 2933 Bunker Hill Lane, Santa Clara, CA 95054.

Main Offices

        The main offices of HBC are located at 150 Almaden Boulevard in San Jose, California on the first three floors in a fifteen-story Class-A type office building. All three floors, consisting of approximately 35,547 square feet, are subject to a direct lease dated April 13, 2000, as amended, which expires on May 31, 2015. The current monthly rent payment is $119,701 until the lease expires. On November 17, 2014 the Company exercised its right to extend the term of the lease for one additional period of five years, beginning on June 1, 2015 and ending on May 31, 2020. The monthly rent at the beginning of the extension period is $104,864 with annual increases of 3% until the extension period expires. The Company has reserved the right to extend the term of the lease for one additional period of five years beyond the extension period.

        In January of 1997, the Company leased approximately 1,255 square feet (referred to as the "Kiosk") located next to the primary operating area at 150 Almaden Boulevard in San Jose, California to be used for meetings, staff training and marketing events. The current monthly rent payment is $5,271 until the lease expires on May 31, 2015. On November 17, 2014 the Company exercised its right to extend the term of the lease for one additional period of five years, beginning on June 1, 2015 and ending on May 31, 2020. The monthly rent at the beginning of the extension period is $3,702 with annual increases of 3% until the extension period expires. The Company has reserved the right to extend the term of the lease for one additional period of five years beyond the extension period.

Branch Offices

        In May of 2006, the Company leased approximately 2,505 square feet on the first floor in a three-story multi-tenant multi-use building located at 7598 Monterey Street in Gilroy, California. The current monthly rent payment is $5,283 and is subject to annual increases of 2% until the lease expires on September 30, 2016. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In June of 2007, as part of the acquisition of Diablo Valley Bank, the Company took ownership of an 8,285 square foot one-story commercial office building, including the land, located at 387 Diablo Road in Danville, California.

        In June of 2008, the Company leased approximately 5,213 square feet on the first floor in a two-story multi-tenant office building located at 419 S. San Antonio Road in Los Altos, California. The current monthly rent payment is $25,993 and is subject to annual increases of 3% until the lease expires on April 30, 2018. The Company has reserved the right to extend the term of the lease for two additional periods of five years each.

        In September of 2010, the Company extended its lease for approximately 4,096 square feet in an one-story stand-alone office building located at 300 Main Street in Pleasanton, California. The current monthly rent payment is $16,135 and is subject to annual increases of 3% until the lease expires on October 31, 2017.

        In September of 2012, the Company leased, effective March 1, 2013, approximately 3,172 square feet in an one-story multi-tenant multi-use building located at 3137 Stevenson Boulevard in Fremont, California. The monthly rent payment is $7,235 and is subject to annual increases of 3% until the lease expires on February 29, 2020. The Company has reserved the right to extend the term of the lease for one additional period of four years and another additional period of three years.

        In June of 2013, the Company leased approximately 3,022 square feet on the first floor of a three-story multi-tenant office building located at 333 West El Camino Real in Sunnyvale, California. The current monthly rent payment is $11,675 and is subject to annual increases of 3% until the lease expires on May 31, 2018. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In October of 2013, the Company extended its lease for approximately 1,920 square feet in a one story stand-alone building located in an office complex at 15575 Los Gatos Boulevard in Los Gatos, California. The current monthly rent payment is $5,834 and is subject to annual increases of 3% until the lease expires on November 30, 2018. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In April of 2014, the Company leased approximately 3,391 square feet in a multi-tenant commercial center located at 351 Tres Pinos in Hollister, CA. The current monthly rent payment is $4,239 and is subject to annual increases of 3% until the lease expires on June 30, 2019. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In May of 2014, the Company extended its lease for approximately 3,850 square feet on the first floor in a four story multi-tenant office building located at 101 Ygnacio Valley Road in Walnut Creek, California. The current monthly rent payment is $13,475 and is subject to 3% annual increases until the lease expires on August 15, 2021. In addition, the Company modified its lease to include 1,461 square feet of expansion space, which Company may take possession of a portion or portions at any time throughout the extended lease period. The current monthly rent for the expansion space is $1,582 and is subject to annual increases of 3% until the lease expires. The Company has reserved the right to extend the term of the lease for one additional period of five years.

        In August of 2014, the Company amended and extended its lease to include approximately 4,716 square feet in a one story multi-tenant office building located at 18625 Sutter Boulevard in Morgan Hill, California. The current monthly rent payment is $5,895 with annual increases of 2% until the lease expires on October 31, 2021. The Company has reserved the right to extend the term of the lease for one additional period of five years.

Bay View Funding Office

        In April 2013, Bay View Funding leased approximately 7,440 square feet of a two-story multi-tenant office building located at 2933 Bunker Hill Lane, Santa Clara, CA 95054. The current monthly rent payment is $16,476 and is subject to annual increases of 3% until the lease expires in April 2017. The Company has reserved the right to extend the term of the lease for one additional period of two years.

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

ITEM 4 — MINE SAFETY DISCLOSURES

        Not Applicable.

PART II

ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        The Company's common stock is listed on the NASDAQ Global Select Market under the symbol "HTBK." Management is aware of the following securities dealers which make a market in the Company's common stock: Credit Suisse Securities USA, UBS Securities LLC, LATOUR TRADING LLC, Deutsche Banc Alex Brown, SG Americas Securities LLC, MORGAN STANLEY & CO. LLC, Fig Partners, LLC, Merrill Lynch, Pierce, Fenner, VIRTU FINANCIAL BD LLC, INSTINET, LLC, Goldman, Sachs & Co., WEDBUSH SECURITIES INC, Susquehanna Capital Group, Morgan Stanley & Co., Incorporated, Interactive Brokers LLC, Barclays Capital Inc./Le, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, Citadel Securities LLC, Knight Capital Americas LLC, Keefe, Bruyette & Woods, Inc., Sandler O'Neill & Partners, D.A. Davidson & Co., LIME BROKERAGE LLC, and Tradebot Systems, Inc. These market makers have committed to make a market for the Company's common stock, although they may discontinue making a market at any time. No assurance can be given that an active trading market will be sustained for the common stock at any time in the future.

        The information in the following table for 2014 and 2013 indicates the high and low closing prices for the common stock, based upon information provided by the NASDAQ Global Select Market and cash dividend payment for each quarter presented.

	Stock Price
			Dividend Per Share
Quarter	High	Low
Year ended December 31, 2014:
Fourth quarter	$8.98	$8.24	$0.05
Third quarter	$8.46	$7.94	$0.05
Second quarter	$8.31	$7.77	$0.04
First quarter	$8.38	$7.81	$0.04
Year ended December 31, 2013:
Fourth quarter	$8.33	$7.20	$0.03
Third quarter	$7.65	$6.85	$0.03
Second quarter	$7.08	$6.36	$—
First quarter	$7.03	$6.42	$—

        The closing price of our common stock on February 5, 2015 was $8.73 per share as reported by the NASDAQ Global Select Market.

        As of February 5, 2015, there were approximately 588 holders of record of common stock. There are no other classes of common equity outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table provides information as of December 31, 2014 regarding equity compensation plans under which equity securities of the Company were authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,726,106(1)	$11.23	1,273,816(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)
Consists of 1,341,676 options to acquire shares under the Company's Amended and Restated 2004 Equity Plan and 384,430 options to acquire shares under the Company's 2013 Equity Incentive Plan

(2)
Available under the Company's 2013 Equity Incentive Plan.

Performance Graph

        The following graph compares the stock performance of the Company from December 31, 2009 to December 31, 2014, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance. Management believes that a performance comparison to these indices provides meaningful information and has therefore included those comparisons in the following graph.

        The following chart compares the stock performance of the Company from December 31, 2009 to December 31, 2014, to the performance of several specific industry indices. The performance of the S&P 500 Index, NASDAQ Stock Index and NASDAQ Bank Stocks were used as comparisons to the Company's stock performance.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Heritage Commerce Corp*	100	112	118	174	205	220
S&P 500*	100	113	113	128	166	185
NASDAQ — Total US*	100	117	115	133	184	209
NASDAQ Bank Index*	100	112	98	113	158	162

*
Source: SNL Financial Bank Information Group — (434) 977-1600

ITEM 6 — SELECTED FINANCIAL DATA

        The following table presents a summary of selected financial information that should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto following "Item 15 — "Exhibits and Financial Statement Schedules."

 SELECTED FINANCIAL DATA

	AT OR FOR YEAR ENDED DECEMBER 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income	$59,256	$52,786	$52,565	$52,031	$55,087
Interest expense	2,153	2,600	4,187	5,875	10,512

Net interest income before provision for loan losses	57,103	50,186	48,378	46,156	44,575
Provision (credit) for loan losses	(338)	(816)	2,784	4,469	26,804

Net interest income after provision for loan losses	57,441	51,002	45,594	41,687	17,771
Noninterest income	7,746	7,214	8,865	8,422	8,733
Noninterest expense	44,222	40,470	39,061	38,537	87,332

Income (loss) before income taxes	20,965	17,746	15,398	11,572	(60,828)
Income tax expense (benefit)	7,538	6,206	5,489	201	(4,971)

Net income (loss)	13,427	11,540	9,909	11,371	(55,857)
Dividends and discount accretion on preferred stock	(1,008)	(336)	(1,206)	(2,333)	(2,398)

Net income (loss) available to common shareholders	12,419	11,204	8,703	9,038	(58,255)
Less: undistributed earnings allocated to Series C Preferred Stock	1,342	1,687	1,527	1,589	N/A

Distributed and undistributed earnings (loss) allocated to common shareholders	$11,077	$9,517	$7,176	$7,449	$(58,255)

PER COMMON SHARE DATA:
Basic net income (loss)(1)	$0.42	$0.36	$0.27	$0.28	$(3.64)
Diluted net income (loss)(2)	$0.42	$0.36	$0.27	$0.28	$(3.64)
Book value per common share(3)	$6.22	$5.84	$5.71	$5.30	$4.73
Tangible book value per common share(4)	$5.60	$5.78	$5.63	$5.20	$4.61
Pro forma tangible book value per share, assuming Series C
Preferred Stock was converted into common stock(5)	$5.23	$5.38	$5.25	$4.90	$4.41
Weighted average number of shares outstanding — basic	26,390,615	26,338,161	26,303,245	26,266,584	16,026,058
Weighted average number of shares outstanding — diluted	26,526,282	26,386,452	26,329,336	26,270,394	16,026,058
Shares outstanding at period end	26,503,505	26,350,938	26,322,147	26,295,001	26,233,001
Pro forma common shares outstanding at period end, assuming Series C
Preferred Stock was converted into common stock(6)	32,104,505	31,951,938	31,923,147	31,896,001	31,834,001
BALANCE SHEET DATA:
Securities (available-for sale and held-to-maturity)	$301,697	$376,021	$419,384	$380,455	$232,165
Net loans	$1,070,264	$895,749	$793,286	$743,891	$820,845
Allowance for loan losses	$18,379	$19,164	$19,027	$20,700	$25,204
Goodwill and other intangible assets	$16,320	$1,527	$2,000	$2,491	$3,014
Total assets	$1,617,103	$1,491,632	$1,693,312	$1,306,194	$1,246,369
Total deposits	$1,388,386	$1,286,221	$1,479,368	$1,049,428	$993,918
Securities sold under agreement to repurchase	$—	$—	$—	$—	$5,000
Subordinated debt	$—	$—	$9,279	$23,702	$23,702
Short-term borrowings	$—	$—	$—	$—	$2,445
Total shareholders' equity	$184,358	$173,396	$169,741	$197,831	$182,152
SELECTED PERFORMANCE RATIOS:(7)
Return (loss) on average assets	0.88%	0.81%	0.73%	0.89%	–4.17%
Return (loss) on average tangible assets	0.88%	0.81%	0.73%	0.89%	–4.25%
Return (loss) on average equity	7.44%	6.77%	5.75%	6.02%	–30.82%
Return (loss) on average tangible equity	7.60%	6.84%	5.83%	6.11%	–35.66%
Net interest margin (fully tax equivalent)	4.10%	3.84%	3.88%	3.94%	3.69%
Efficiency ratio, excluding impairment of goodwill	68.19%	70.51%	68.24%	70.61%	82.82%
Average net loans (excludes loans held-for-sale) as a percentage of average deposits	74.54%	67.26%	67.98%	75.91%	87.53%
Average total shareholders' equity as a percentage of average total assets	11.85%	11.90%	12.72%	14.82%	13.55%
SELECTED ASSET QUALITY DATA:(8)
Net (recoveries) charge-offs to average loans	0.05%	–0.11%	0.57%	1.12%	3.18%
Allowance for loan losses to total loans	1.69%	2.09%	2.34%	2.71%	2.98%
Nonperforming loans to total loans plus nonaccrual loans — loans held-for-sale	0.54%	1.29%	2.24%	2.20%	3.90%
Nonperforming assets	$6,551	$12,393	$19,464	$19,142	$34,399
HERITAGE COMMERCE CORP CAPITAL RATIOS:
Total risk-based	13.9%	15.3%	16.2%	21.9%	20.9%
Tier 1 risk-based	12.6%	14.0%	15.0%	20.6%	19.7%
Leverage	10.6%	11.2%	11.5%	15.3%	14.1%

Notes:

(1)
Represents distributed and undistributed earnings (loss) allocated to common shareholders, divided by the average number of shares of common stock outstanding for the respective period. See Note 16 to the consolidated financial statements.

(2)
Represents distributed and undistributed earnings (loss) allocated to common shareholders, divided by the average number of shares of common stock and common stock-equivalents outstanding for the respective period. See Note 16 to the consolidated financial statements.

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

(6)
Assumes 21,004 shares of Series C Preferred Stock were converted into 5,601,000 shares of common stock at December 31, 2014, 2013, 2012, 2011, and 2010.

(7)
Average balances used in this table and throughout this Annual Report are based on daily averages.

(8)
Average loans and total loans exclude loans held-for-sale.

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion provides information about the results of operations, financial condition, liquidity, and capital resources of Heritage Commerce Corp (the "Company" or "HCC"), its wholly-owned subsidiary, Heritage Bank of Commerce (the "Bank" or "HBC"), and HBC's wholly-owned subsidiary, BVF/CSNK Acquisition Corp., a Delaware corporation ("BVF") and its subsidiary CSNK Working Capital Finance Corp, a California Corporation, dba Bay View Funding ("CSNK"). BVF and CSNK are collectively referred to as "BVF" or "Bay View Funding." This information is intended to facilitate the understanding and assessment of significant changes and trends related to our financial condition and the results of operations. This discussion and analysis should be read in conjunction with our consolidated financial statements and the accompanying notes presented elsewhere in this report. Unless we state otherwise or the context indicates otherwise, references to the "Company," "Heritage," "we," "us," and "our," in this Report on Form 10 K refer to Heritage Commerce Corp and its subsidiaries.

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

Stock Based Compensation

        We grant stock options to purchase our common stock also to our employees and directors under the 2013 Equity Incentive Plan. Additionally, we have outstanding options that were granted under option plans from which we no longer make grants. The benefits provided under all of these plans are subject to the provisions of accounting guidance related to share-based payments. Our results of operations for fiscal years 2014, 2013, and 2012 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards.

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

Accounting for Goodwill and Other Intangible Assets

        The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques including discounted cash flow analyses to determine these fair values. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.

        Goodwill and intangible assets are evaluated at least annually for impairment or more frequently if events or circumstances, such as changes in economic or market conditions, indicate that impairment may exist. Goodwill is tested for impairment at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by management. If the fair value of the reporting unit including goodwill is determined to be less than the carrying amount of the reporting unit, a further test is required to measure the amount of impairment. If an impairment loss exists, the carrying amount of the goodwill is adjusted to a new cost basis. For purposes of the goodwill impairment test, the valuation of the Company is based on a weighted blend of the income approach and market approach. The income approach estimates the fair value of the Company based on the present value of discounted cash flows from operations. The market approach considers key pricing multiples of similar companies. Management believes the assumptions used in these calculations are consistent with current industry practice for valuing similar types of companies. Goodwill from the acquisition of Bay View Funding on November 1, 2014 totaled $13.0 million.

        Intangible assets consist of core deposit and customer relationship intangible assets arising from the acquisition of Diablo Valley Bank in June 2007, and a below market lease, customer relationship and brokered relationship, and a non-compete agreement intangible assets arising from the acquisition of Bay View Funding in November 2014. These assets are amortized over their estimated useful lives. Impairment testing of these assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset.

        Our accounting policy for goodwill and other intangible assets is disclosed primarily in Notes 1 and 8 to the consolidated financial statements.

Deferred Tax Assets

        Our net deferred income tax asset arises from temporary differences between the carrying amount of assets and liabilities reported in the financial statements and the amounts used for income tax return purposes. Our accounting for deferred tax assets is discussed under the heading "Income Tax Expense" and disclosed primarily in Notes 1 and 11 to the consolidated financial statements.

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

        The primary activity of the Company is commercial banking. The Company's operations are located in the southern and eastern regions of the general San Francisco Bay Area of California in the counties of Santa Clara, Alameda and Contra Costa. The largest city in this area is San Jose and the Company's market includes the headquarters of a number of technology based companies in the region known commonly as Silicon Valley. The Company's customers are primarily closely held businesses and professionals. Bay View Funding, a subsidiary of Heritage Bank of Commerce, is based in Santa Clara and provides business essential working capital factoring financing to various industries throughout the United States.

Performance Overview

        For the year ended December 31, 2014, net income was $13.4 million, or $0.42 per average diluted common share, compared to $11.5 million, or $0.36 per average diluted common share, for the year ended December 31, 2013, and $9.9 million, or $0.27 per average diluted common share, for the year ended December 31, 2012. The Company's annualized return on average assets was 0.88% and annualized return on average equity was 7.44% for the year ended December 31, 2014, compared to 0.81% and 6.77%, respectively, for the year ended December 31, 2013, and 0.73% and 5.75% for the year ended December 31, 2012.

        The following are major factors that impacted the Company's results of operations:

  •
  The Company completed its acquisition of Bay View Funding on November 1, 2014. The one-time pre-tax acquisition costs incurred by HBC for the BVF acquisition totaled $895,000 for the year ended December 31, 2014.

  •
  The fully tax equivalent ("FTE") net interest margin increased 26 basis points to 4.10% for the year ended December 31, 2014, compared to 3.84% for the year ended December 31, 2013. The increase in the net interest margin for 2014, compared to 2013 was primarily reflects loan growth, two months of revenue from BVF, higher yields on securities, and a lower cost of funds.

  •
  Net interest income increased 14% to $57.1 million for the year ended December 31, 2014, compared to $50.2 million for the year ended December 31, 2013, primarily due to growth in the loan portfolio, two months of revenue from BVF, and increases in core deposits.

  •
  Solid credit metrics resulted in a credit to the provision for loan losses of $338,000 for the year ended December 31, 2014, compared to a credit to the provision for loan losses of $816,000 for the year ended December 31, 2013.

  •
  Noninterest income increased to $7.7 million for the year ended December 31, 2014, compared to $7.2 million for the year ended December 31, 2013, primarily due to a higher gain on sales of SBA loans.

  •
  Noninterest expense was $44.2 million for the year ended December 31, 2014, compared to $40.5 million, for the year ended December 31, 2013. The increase in noninterest expense for the year ended December 31, 2014, was primarily due to two months of operating expenses incurred by BVF and one-time costs related to the BVF acquisition.

  •
  The efficiency ratio for the year ended December 31, 2014 was 68.19%, compared to 70.51% for the year ended December 31, 2013. Excluding the one-time pre-tax acquisition costs incurred by HBC for the BVF acquisition of $895,000 for the year ended December 31, 2014, the efficiency ratio was 66.81%.

  •
  Income tax expense for the year ended December 31, 2014 was $7.5 million, compared to $6.2 million for the year ended December 31, 2013. The effective tax rate for the year ended December 31, 2014 was 36.0%, compared to 35.0% for the year ended December 31, 2013.

        The following are important factors in understanding our current financial condition and liquidity position:

  •
  Cash, interest-bearing deposits in other financial institutions and securities available-for-sale decreased 16% to $328.7 million at December 31, 2014, compared to $392.7 million at December 31, 2013.

  •
  Securities held to maturity, at amortized cost, were $95.4 million at December 31, 2014, compared to $95.9 million at December 31, 2013.

  •
  Loans, excluding loans held-for-sale, increased 19% to $1.09 billion at December 31, 2014, from $914.9 million at December 31, 2013. Excluding the $40.0 million of factored receivables at BVF, loans increased 15% at December 31, 2014 from December 31, 2013.

  •
  Classified assets (net of SBA guarantees) decreased 32% to $16.0 million at December 31, 2014, compared to $23.6 million at December 31, 2013.

  •
  The allowance for loan losses at December 31, 2014 was $18.4 million, or 1.69% of total loans, representing 313.90% of nonperforming loans. The allowance for loan losses at December 31, 2013 was $19.2 million, or 2.09% of total loans, representing 162.16% of nonperforming loans.

  •
  Nonperforming assets were $6.6 million, or 0.41% of total assets at December 31, 2014, compared to $12.4 million, or 0.83% of total assets at December 31, 2013.

  •
  Net loan charge-offs were $447,000 for the year ended December 31, 2014, compared to net loan recoveries of $953,000 for the year ended December 31, 2013.

  •
  Total deposits increased $102.2 million to $1.39 billion at December 31, 2014, compared to $1.29 billion at December 31, 2013. Deposits (excluding all time deposits and CDARS deposits) increased $154.5 million, or 16%, to $1.13 billion at December 31, 2014, from $973.6 million at December 31, 2013.

  •
  The ratio of noncore funding (which consists of time deposits $100,000 and over, CDARS deposits, brokered deposits, securities under agreement to repurchase and short-term borrowings) to total assets was 14.86% at December 31, 2014, compared to 19.51% at December 31, 2013.

  •
  The loan to deposit ratio was 78.41% at December 31, 2014, compared to 71.13% at December 31, 2013.

  •
  Capital ratios exceed regulatory requirements for a well-capitalized financial institution at the holding company and bank level at December 31, 2014:

Capital Ratios	Heritage Commerce Corp	Heritage Bank of Commerce	Well-Capitalized Financial Institution Regulatory Guidelines
Total Risk-Based	13.9%	13.1%	10.0%
Tier 1 Risk-Based	12.6%	11.9%	6.0%
Leverage	10.6%	9.9%	5.0%

Bay View Funding Acquisition

        On November 1, 2014, the Company acquired Bay View Funding, by purchasing all of the outstanding common stock from the stockholders of BVF for an aggregate purchase price of $22.52 million. BVF became a wholly owned subsidiary of HBC. Based in Santa Clara, California, BVF is the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding, which provides business essential working capital factoring financing to various industries throughout the United States. The one-time pre-tax acquisition costs incurred by HBC for the BVF acquisition totaled $895,000 for the year ended December 31, 2014, respectively.

        On November 1, 2014, the lease of the BVF office space located in Santa Clara, California was estimated to be $109,000 below fair market value, which is being amortized over three years.

        Customer relationship and brokered relationship intangible assets of $1.9 million resulted from the Bay View Funding acquisition. They are initially measured at fair value and then are amortized on the straight-line method over the 10 year estimated useful lives.

        The Chief Executive Officer of BVF entered into a three-year non-compete agreement with HBC. On November 1, 2014, the estimated fair value of the non-compete agreement was $250,000, which is being amortized over three years.

        On November 1, 2014, estimated goodwill of $13.0 million resulted from the acquisition Bay View Funding, which represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.

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

        Total deposits were $1.39 billion at December 31, 2014, compared to $1.29 billion at December 31, 2013. Deposits (excluding all time deposits and CDARS deposits) increased $154.5 million, or 16%, to $1.13 billion at December 31, 2014, from $973.6 million at December 31, 2013.

        The Company had $28.1 million in brokered deposits at December 31, 2014, compared to $55.5 million at December 31, 2013. Deposits from title insurance companies, escrow accounts and real estate exchange facilitators increased to $41.5 million at December 31, 2014, compared to $37.6 million at December 31, 2013. Certificates of deposit from the State of California totaled $98.0 million at December 31, 2014, compared to $98.0 million at December 31, 2013. CDARS money market and time deposits decreased to $11.2 million at December 31, 2014, compared to $40.5 million at December 31, 2013, primarily due to $27.5 million in deposits received from a law firm for legal settlements in the fourth quarter of 2013, all of which were withdrawn in January, 2014.

Liquidity

        Our liquidity position refers to our ability to maintain cash flows sufficient to fund operations and to meet obligations and other commitments in a timely fashion. At December 31, 2014, we had $122.4 million in cash and cash equivalents and approximately $455.4 million in available borrowing capacity from various sources including the FHLB, the FRB, and Federal funds facilities with several financial institutions. The Company also had $148.8 million in unpledged securities available at December 31, 2014. Our loan to deposit ratio increased to 78.41% at December 31, 2014, compared to 71.13% at December 31, 2013.

Lending

        Our lending business originates primarily through our branch offices located in our primary markets. In addition, BVF provides factoring financing throughout the United States. Total loans, excluding loans held-for-sale, increased $173.7 million, or 19%, to $1.09 billion at December 31, 2014, compared to $914.9 million at December 31, 2013. Excluding the $40.0 million of factored receivables at BVF, loans increased 15% at December 31, 2014 from December 31, 2013. The total loan portfolio remains well diversified with commercial and industrial ("C&I") loans accounting for 43% of the portfolio at December 31, 2014, which included $40.0 million of factored receivables at BVF. Commercial and residential real estate loans accounted for 44% of the total loan portfolio at December 31, 2014, of which 46% were owner-occupied by businesses. Consumer and home equity loans accounted for 7% of the total loan portfolio, and land and construction loans accounted for the remaining 6% of our total loan portfolio at December 31, 2014. C&I line usage was 42% at December 31, 2014, compared to 41% at December 31, 2013.

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

Noninterest Expense

        Management considers the control of operating expenses to be a critical element of the Company's performance. The Company has undertaken several initiatives to reduce its noninterest expense and improve its efficiency. Noninterest expense for the year ended December 31, 2014 was $44.2 million, compared to $40.5 million a year ago. The increase in noninterest expense for the year ended December 31, 2014 was primarily due to two months of operating expenses incurred by BVF and one-time costs related to the BVF acquisition.

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

	Year Ended December 31,
	2014			2013			2012
	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate	Average Balance	Interest Income / Expense	Average Yield / Rate
	(Dollars in thousands)
Assets:
Loans, gross(1)	$992,376	$49,207	4.96%	$845,303	$41,570	4.92%	$787,032	$40,800	5.18%
Securities — taxable	261,527	7,810	2.99%	339,778	9,472	2.79%	404,913	11,519	2.84%
Securities — tax exempt(2)	79,939	3,115	3.90%	61,636	2,355	3.83%	4,575	172	3.77%
Federal funds sold and interest-bearing deposits in other financial institutions	86,084	214	0.25%	83,219	214	0.26%	52,500	134	0.26%

Total interest earning assets(2)	1,419,926	60,346	4.25%	1,329,936	53,611	4.03%	1,249,020	52,625	4.21%

Cash and due from banks	25,829			23,510			21,583
Premises and equipment, net	7,343			7,500			7,774
Goodwill and other intangible assets	3,746			1,774			2,258
Other assets	66,428			68,678			72,799

Total assets	$1,523,272			$1,431,398			$1,353,434

Liabilities and shareholders' equity:
Deposits:
Demand, noninterest-bearing	$463,134			$427,299			$392,131
Demand, interest-bearing	207,359	341	0.16%	172,615	246	0.14%	150,476	223	0.15%
Savings and money market	363,903	671	0.18%	308,510	544	0.18%	288,980	611	0.21%
Time deposits — under $100	20,448	63	0.31%	23,069	80	0.35%	27,337	132	0.48%
Time deposits — $100 and Over	196,118	629	0.32%	194,587	747	0.38%	167,804	958	0.57%
Time deposits — brokered	36,440	319	0.88%	75,968	745	0.98%	91,278	867	0.95%
CDARS — money market and time deposits	15,380	9	0.06%	17,996	7	0.04%	5,756	9	0.16%

Total interest-bearing deposits	839,648	2,032	0.24%	792,745	2,369	0.30%	731,631	2,800	0.38%

Total deposits	1,302,782	2,032	0.16%	1,220,044	2,369	0.19%	1,123,762	2,800	0.25%
Subordinated debt	—	—	—	5,816	229	3.94%	19,052	1,383	7.26%
Short-term borrowings	4,003	121	3.02%	129	2	1.55%	1,518	4	0.26%

Total interest-bearing liabilities	843,651	2,153	0.26%	798,690	2,600	0.33%	752,201	4,187	0.56%

Total interest-bearing liabilities and demand, noninterest-bearing / cost of funds	1,306,785	2,153	0.16%	1,225,989	2,600	0.21%	1,144,332	4,187	0.37%
Other liabilities	35,973			35,018			36,909

Total liabilities	1,342,758			1,261,007			1,181,241
Shareholders' equity	180,514			170,391			172,193

Total liabilities and shareholders' equity	1,523,272			1,431,398			1,353,434
Net interest income(2) / margin		58,193	4.10%		51,011	3.84%		48,438	3.88%
Less tax equivalent adjustment(2)		(1,090)			(825)			(60)

Net interest income		$57,103			$50,186			$48,378

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

	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to Change in:			Increase (Decrease) Due to Change in:
	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
	(Dollars in thousands)
Income from the interest earning assets:
Loans, gross	$7,280	$357	$7,637	$2,848	$(2,078)	$770
Securities — taxable	(2,349)	687	(1,662)	(1,825)	(222)	(2,047)
Securities — tax exempt(1)	711	49	760	2,180	3	2,183
Federal funds sold and interest-bearing deposits in other financial institutions	6	(6)	—	77	3	80

Total interest income on interest earning assets(1)	5,648	1,087	6,735	3,280	(2,294)	986

Expense from the interest-bearing liabilities:
Demand, interest-bearing	65	30	95	35	(12)	23
Savings and money market	116	11	127	24	(91)	(67)
Time deposits — under $100	(9)	(8)	(17)	(16)	(36)	(52)
Time deposits — $100 and over	6	(124)	(118)	109	(320)	(211)
Time deposits — brokered	(350)	(76)	(426)	(150)	28	(122)
CDARS — money market and time deposits	(2)	4	2	5	(7)	(2)
Subordinated debt	(229)	—	(229)	(522)	(632)	(1,154)
Short-term borrowings	117	2	119	(22)	20	(2)

Total interest expense on interest-bearing liabilities	(286)	(161)	(447)	(537)	(1,050)	(1,587)

Net interest income(1)	$5,934	$1,248	7,182	$3,817	$(1,244)	2,573

Less tax equivalent adjustment(1)			(265)			(765)

Net interest income			$6,917			$1,808

(1)
Reflects tax equivalent adjustment for tax exempt income based on a 35% federal tax rate.

        The Company's net interest margin (FTE), expressed as a percentage of average earning assets was 4.10% for 2014, an increase of 26 basis points compared to 3.84% for 2013. The increase year to year is primarily the result of loan growth, two months of revenue from BVF, higher yields on securities, and a lower cost of funds. The Company's net interest margin for 2013 decreased 4 basis points from 3.88% for 2012, principally due to a lower yield on loans, and a higher average balance of short term deposits at the Federal Reserve Bank.

        Net interest income for the year ended December 31, 2014 increased 14% to $57.1 million, compared to $50.2 million a year ago, primarily as a result of growth in the loan portfolio, two months of revenue from BVF, and increases in core deposits. Net interest income for the year ended December 31, 2013 increased 4% to $50.2 million, compared to $48.4 million for the year ended December 31, 2012, primarily due to an increase in the average balance of loans and a lower cost of funds.

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

        The credit to the provision for loan losses for the year ended December 31, 2014 was $338,000, primarily due to improving credit quality and a reduction in nonperforming assets and classified assets. The credit to the provision for loan losses for the year ended December 31, 2013 was $816,000, which was primarily due to net recoveries for the year ended December 31, 2013. The provision for loan losses for the year ended December 31, 2012 was $2.8 million.

        The allowance for loan losses totaled $18.4 million, or 1.69% of total loans at December 31, 2014, compared to $19.2 million, or 2.09% of total loans at December 31, 2013, and $19.0 million, or 2.34% of total loans at December 31, 2012. The allowance for loan losses to total loans decreased at December 31, 2014, compared to December 31, 2013, and December 31, 2012, was primarily due to increasing loan balances with no default histories, coupled with the decrease in nonperforming assets, improving the quality of the loan portfolio overall. Net charge offs totaled $447,000 for the year ended December 31, 2014, compared to net recoveries of $953,000 for the year ended December 31, 2013, and net charge offs of $4.5 million for the year ended December 31, 2012. The allowance for loan losses to total nonperforming loans increased to 313.90% at December 31, 2014, compared to 162.16% at December 31, 2013, and 104.58% at December 31, 2012. Provisions for loan losses are charged to operations to bring the allowance for loan losses to a level deemed appropriate by the Company based on the factors discussed under "Allowance for Loan Losses."

Noninterest Income

        The following table sets forth the various components of the Company's noninterest income:

	Year Ended December 31,			Increase (decrease) 2014 versus 2013		Increase (decrease) 2013 versus 2012
	2014	2013	2012	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Service charges and fees on deposit accounts	$2,519	$2,457	$2,333	$62	3%	$124	5%
Increase in cash surrender value of life insurance	1,600	1,654	1,720	(54)	–3%	(66)	–4%
Servicing income	1,296	1,446	1,743	(150)	–10%	(297)	–17%
Gain on sales of SBA loans	971	449	702	522	116%	(253)	–36%
Gain on sales of securities	97	38	1,560	59	155%	(1,522)	–98%
Other	1,263	1,170	807	93	8%	363	45%

Total	$7,746	$7,214	$8,865	$532	7%	$(1,651)	–19%

        The increase in noninterest income for the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily due to a higher gain on sales of SBA loans. The decrease in noninterest income for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to a lower gain on sales of securities and SBA loans, and lower servicing income.

        The Company sold $108.6 million of investment securities available-for-sale for a net gain of $97,000 during the year ended December 31, 2014, compared to a $38,000 gain during the year ended December 31, 2013, and a $1.6 million net gain during the year ended December 31, 2012.

        A portion of the Company's noninterest income is associated with its SBA lending activity, as gain on sales of loans sold in the secondary market and servicing income from loans sold with servicing rights retained. During 2014, SBA loan sales resulted in a $971,000 gain, compared to a $449,000 gain on sales of SBA loans in 2013, and a $702,000 gain on sales of SBA loans in 2012. The servicing assets that result from the sales of SBA loans with servicing retained are amortized over the expected term of the loans using a method approximating the interest method. Servicing income generally declines as the respective loans are repaid.

        The increase in cash surrender value of life insurance approximates a 3.23% after tax yield on the policies. To realize this tax advantaged yield the policies must be held until death of the insured individuals, who are current and former officers and directors of the Company.

Noninterest Expense

        The following table sets forth the various components of the Company's noninterest expense:

	Year Ended December 31,			Increase (decrease) 2014 versus 2013		Increase (decrease) 2013 versus 2012
	2014	2013	2012	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Salaries and employee benefits	$26,250	$23,450	$21,722	$2,800	12%	$1,728	8%
Occupancy and equipment	4,059	4,043	3,997	16	0%	46	1%
Professional fees	1,891	2,588	2,876	(697)	–27%	(288)	–10%
Insurance expense	1,126	1,032	911	94	9%	121	13%
Software subscriptions	999	1,289	1,149	(290)	–22%	140	12%
Data processing	969	1,078	983	(109)	–10%	95	10%
Acquisition and integration related costs	895	—	—	895	N/A	—	N/A
FDIC deposit insurance premiums	892	894	918	(2)	0%	(24)	–3%
Correspondent bank charges	760	684	611	76	11%	73	12%
Foreclosed assets	53	(251)	(45)	304	–121%	(206)	–458%
Premium on redemption of subordinated debt	—	—	601	—	N/A	(601)	–100%
Other	6,328	5,663	5,338	665	12%	325	6%

Total	$44,222	$40,470	$39,061	$3,752	9%	$1,409	4%

        The following table indicates the percentage of noninterest expense in each category:

	2014		2013		2012
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Salaries and employee benefits	$26,250	59%	$23,450	58%	$21,722	56%
Occupancy and equipment	4,059	9%	4,043	10%	3,997	10%
Professional fees	1,891	4%	2,588	6%	2,876	7%
Insurance expense	1,126	3%	1,032	3%	911	2%
Software subscriptions	999	2%	1,289	3%	1,149	3%
Data processing	969	2%	1,078	3%	983	2%
Acquisition and integration related costs	895	2%	—	0%	—	0%
FDIC deposit insurance premiums	892	2%	894	2%	918	2%
Correspondent bank charges	760	2%	684	2%	611	2%
Foreclosed assets	53	0%	(251)	–1%	(45)	0%
Premium on redemption of subordinated debt	—	0%	—	0%	601	2%
Other	6,328	15%	5,663	14%	5,338	14%

Total	$44,222	100%	$40,470	100%	$39,061	100%

        Noninterest expense for the year ended December 31, 2014 increased 9% to $44.2 million, compared to $40.5 million for the year ended December 31, 2013. The increase from year to year was primarily due to increased salaries and employee benefits expense. The increase in noninterest expense for the year ended December 31, 2014 was primarily due to two months of operating expenses incurred by BVF, one-time costs related to the BVF acquisition, and higher salaries and employee benefits costs, which were partially offset by lower professional fees, software subscriptions, and data processing expense. Full-time equivalent employees were 242 (including 36 FTE at BVF), 193, and 190 at December 31, 2014, 2013, and 2012, respectively.

        Noninterest expense for the year ended December 31, 2013 increased 4% to $40.5 million, compared to $39.1 million for the year ended December 31, 2012. The increase from year to year was primarily due to increased salaries and employee benefits expense. Salaries and employee benefits increased $1.7 million, or 8%, for the year ended December 31, 2013 from the year ended December 31, 2012, primarily due to annual merit increases and hiring of additional lending relationship officers. Software subscriptions and data processing expense increased $235,000, or 11%, for 2013 from 2012, primarily due to one-time system conversion costs. Other noninterest expense increased in 2013, compared to 2012 primarily due to higher credit related costs and recruiting expenses. These increases were partially offset by a decrease in the premium on redemption of subordinated debt, lower professional, fees and lower foreclosed assets expense. There was a gain on the sale of foreclosed assets of $243,000 for 2013, compared to a gain of $395,000 for 2012.

Income Tax Expense

        The Company computes its provision for income taxes on a monthly basis. The effective tax rate is determined by applying the Company's statutory income tax rates to pre-tax book income as adjusted for permanent differences between pre-tax book income and actual taxable income. These permanent differences include, but are not limited to increases in the cash surrender value of life insurance policies, California Enterprise Zone deductions, certain expenses that are not allowed as tax deductions, and tax credits.

        The Company's Federal and state income tax expense in 2014 was $7.5 million, compared to $6.2 million in 2013, and $5.5 million in 2012. The following table shows the effective income tax rates for the dates indicated:

	For the Year Ended December 31,
	2014	2013	2012
Effective income tax rate	36.0%	35.0%	35.6%

        The difference in the effective tax rate compared to the combined Federal and state statutory tax rate of 42% is primarily the result of tax exempt securities, the Company's investment in life insurance policies whose earnings are not subject to taxes, tax credits related to investments in low income housing limited partnerships, Enterprise Zone tax credits, hiring credits, and the deferred tax asset valuation allowance. These reductions were partially offset by an increase in the effective tax rate from reduced income tax credits. The Company had California Enterprise Zone tax savings of approximately $189,000 and $138,000 for 2013 and 2012, respectively. The California state legislature eliminated the Enterprise Zone tax deductions beginning January 1, 2014.

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its financial statements. The low income housing investment losses, net of the tax benefits received, are included in income tax expense for all periods reflected on the consolidated income statements.

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

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient future taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards and the net operating loss carryforwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles a valuation allowance is required to be recognized if it is "more likely than not" that the deferred tax assets will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

        The Company had the net deferred tax assets of $18.5 million and $23.3 million at December 31, 2014, and December 31, 2013, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax assets at December 31, 2014 and December 31, 2013 will be fully realized in future years.

Financial Condition

        As of December 31, 2014, total assets were $1.62 billion, an increase of 8% compared to $1.49 billion at December 31, 2013. The investment securities available-for-sale portfolio totaled $206.3 million at December 31, 2014, a decrease of 26% from $280.1 million at December 31, 2013. In addition, securities held-to-maturity totaled $95.4 million at December 31, 2014, compared to $95.9 million at December 31, 2013. The total loan portfolio, excluding loans held-for-sale, was $1.09 billion, an increase of 19% from $914.9 million at year-end 2013. Total loans at December 31, 2014 included $40.0 million of factored receivables at BVF.

        Total deposits were $1.39 billion at December 31, 2014, an increase of 8% from $1.29 billion at year-end 2013. Deposits (excluding all time deposits and CDARS deposits) increased $154.5 million, or 16%, to $1.13 billion at December 31, 2014, from $973.6 million at December 31, 2013.

Securities Portfolio

        The following table reflects the balances for each category of securities at year-end:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$154,172	$207,644	$291,244
Corporate bonds	36,863	52,046	55,588
Trust preferred securities	15,300	20,410	21,080

Total	$206,335	$280,100	$367,912

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$15,480	$15,932	$16,659
Municipals — Tax Exempt	79,882	79,989	34,813

	$95,362	$95,921	$51,472

        The table below summarizes the weighted average life and weighted average yields of securities as of December 31, 2014:

	Weighted Average Life
	Within One Year or Less		After One and Within Five Years		After Five and Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Securities available-for-sale (at fair value):
Agency mortgage-backed securities	$—	—	$74,969	3.03%	$79,203	2.61%	$—	—	$154,172	2.81%
Corporate bonds	—	—	6,713	2.76%	30,150	3.11%	—	—	36,863	3.05%
Trust preferred securities	—	—	—	—	—	—	15,300	5.95%	15,300	5.95%

Total	$—	—	$81,682	3.01%	$109,353	2.75%	$15,300	5.95%	$206,335	3.09%

Securities held-to-maturity (at amortized cost):
Agency mortgage-backed securities	$2,702	0.29%	$7,327	2.68%	$—	—	$5,451	3.25%	$15,480	2.46%
Municipals — Tax Exempt(1)	—	—	4,363	4.33%	41,771	3.98%	33,748	3.80%	79,882	3.92%

Total	$2,702	0.29%	$11,690	3.30%	$41,771	3.98%	$39,199	3.72%	$95,362	3.68%

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

        The Company's portfolio may include: (i) U.S. Treasury securities and U.S. Government sponsored entities' debt securities for liquidity and pledging; (ii) mortgage-backed securities, which in many instances can also be used for pledging, and which generally enhance the yield of the portfolio; (iii) municipal obligations, which provide tax free income and limited pledging potential; (iv) and single entity issue trust preferred securities, which generally enhance the yield on the portfolio.

        The Company classifies its securities as either available-for-sale or held-to-maturity at the time of purchase. Accounting guidance requires available-for-sale securities to be marked to fair value with an offset to accumulated other comprehensive income (loss), a component of shareholders' equity. Monthly adjustments are made to reflect changes in the fair value of the Company's available for sale securities.

        The investment securities available-for-sale portfolio totaled $206.4 million at December 31, 2014, a decrease of 26% from $280.1 million at December 31, 2013. At December 31, 2014, the securities available-for-sale portfolio was comprised of $154.1 million agency mortgage-backed securities (all issued by U.S. Government sponsored entities), $36.9 million of corporate bonds, and $15.3 million of single entity issue trust preferred securities. During the year ended December 31, 2014, the Company received proceeds of $108.6 million from the sales of securities available for sale, for a net gain on sales of securities of $97,000. The sale of securities was primarily to provide for loan growth and consisted of $27.2 million of asset backed securities, $16.9 million of corporate bonds, $58.4 million of agency mortgage-backed securities, and $6.1 million of trust preferred securities. During the year ended December 31, 2014, the Company purchased $25.9 million of agency mortgage-backed securities available-for-sale ($7.4 million of floating rate) with an aggregate book yield of 1.94% and duration of 4.18 years.

        The investment securities held-to-maturity portfolio, at amortized cost, totaled $95.4 million at December 31, 2014, compared to $95.9 million at December 31, 2013. At December 31, 2014, the investment securities held-to-maturity portfolio was comprised of $79.9 million of tax-exempt municipal bonds, and $15.5 million of agency mortgage-backed securities. During the year ended December 31, 2014, the Company purchased $3.6 million of agency mortgage-backed securities held-to-maturity with an aggregate book yield of 2.64% and duration of 6.27 years.

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

        Gross loans, excluding loans held-for-sale, represented 67% of total assets at December 31, 2014, as compared to 61% of total assets at December 31, 2013. The ratio of loans to deposits increased to 78.41% at December 31, 2014 from 71.13% December 31, 2013.

        The Loan Distribution table that follows sets forth the Company's gross loans outstanding, excluding loans held-for-sale, and the percentage distribution in each category at the dates indicated.

Loan Distribution

	December 31,
	2014	% to Total	2013	% to Total	2012	% to Total	2011	% to Total	2010	% to Total
	(Dollars in thousands)
Commercial	$462,403	43%	$393,074	43%	$375,469	46%	$366,590	48%	$378,412	45%
Real estate:
Commercial and residential	478,335	44%	423,288	46%	354,934	44%	311,479	41%	337,457	40%
Land and construction	67,980	6%	31,443	3%	22,352	3%	23,016	3%	62,356	7%
Home equity	61,644	6%	51,815	6%	43,865	5%	52,017	7%	53,697	6%
Consumer	18,867	1%	15,677	2%	15,714	2%	11,166	1%	13,244	2%

Loans	1,089,229	100%	915,297	100%	812,334	100%	764,268	100%	845,166	100%
Deferred loan (fees) costs, net	(586)	—	(384)	—	(21)	—	323	—	883	—

Loans, including deferred fees and costs	1,088,643	100%	914,913	100%	812,313	100%	764,591	100%	846,049	100%

Allowance for loan losses	(18,379)		(19,164)		(19,027)		(20,700)		(25,204)

Loans, net	$1,070,264		$895,749		$793,286		$743,891		$820,845

        The Company's loan portfolio is concentrated in commercial (primarily manufacturing, wholesale, and services oriented entities) and commercial real estate, with the balance in land development and construction and home equity and consumer loans. The Company does not have any concentrations by industry or group of industries in its loan portfolio, however, 56% of its gross loans were secured by real property as of December 31, 2014, compared to 55% as of December 31, 2013. While no specific industry concentration is considered significant, the Company's lending operations are located in areas that are dependent on the technology and real estate industries and their supporting companies.

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

        The Company is an active participant in the SBA and U.S. Department of Agriculture guaranteed lending programs, and has been approved by the SBA as a lender under the Preferred Lender Program. The Company regularly makes such loans conditionally guaranteed by the SBA (collectively referred to as "SBA loans"). The guaranteed portion of these loans is typically sold in the secondary market depending on market conditions. When the guaranteed portion of an SBA loan is sold the Company retains the servicing rights for the sold portion. During 2014, loans were sold resulting in a gain on sales of SBA loans of $971,000, compared to a gain on sales of SBA loans of $449,000 for 2013, and $702,000 for 2012.

        The Company's factoring receivables is from the operations of BVF whose primary business is purchasing and collecting factored receivables. Factored receivables are receivables that have been transferred by the originating organization and typically have not been subject to previous collection efforts. These receivables are acquired from a variety of companies, including but not limited to service providers, transportation companies, manufacturers, distributors, wholesalers, apparel companies, advertisers, and temporary staffing companies. The portfolio of factored receivables is included in the Company's commercial loan portfolio.

        As of December 31, 2014, commercial and residential real estate loans of $478.3 million consist primarily of adjustable and fixed-rate loans secured by deeds of trust on commercial and residential property. The commercial and residential real estate loans at December 31, 2014 consist of $221.3 million, or 46% of commercial owner occupied properties, $256.9 million, or 54%, of commercial investment properties, and $103,000, or less than 1%, of residential properties. Properties securing the commercial and residential real estate loans are primarily located in the Company's primary market, which is the Greater San Francisco Bay Area.

        The Company's commercial real estate loans consist primarily of loans based on the borrower's cash flow and are secured by deeds of trust on commercial and residential property to provide a secondary source of repayment. The Company generally restricts real estate term loans to no more than 75% of the property's appraised value or the purchase price of the property during the initial underwriting of the credit, depending on the type of property and its utilization. The Company offers both fixed and floating rate loans. Maturities on real estate mortgage loans are generally between five and ten years (with amortization ranging from fifteen to twenty-five years and a balloon payment due at maturity), however, SBA and certain other real estate loans that can be sold in the secondary market may be granted for longer maturities.

        The Company's land and construction loans are primarily to finance the development/construction of commercial and single family residential properties. The Company utilizes underwriting guidelines to assess the likelihood of repayment from sources such as sale of the property or availability of permanent mortgage financing prior to making the construction loan. Construction loans are provided only in our market area, and we have extensive controls for the disbursement process. Land and construction loans increased $36.6 million to $68.0 million at December 31, 2014, from $31.4 million at December 31, 2013, primarily as a result of strong housing demand within the Company's lending area.

        The Company makes home equity lines of credit available to its existing customers. Home equity lines of credit are underwritten initially with a maximum 75% loan to value ratio. Home equity lines are reviewed semi-annually, with specific emphasis on loans with a loan to value ratio greater than 70% and loans that were underwritten from mid-2005 through 2008, when real estate values were at the peak in the cycle. The Company takes measures to work with customers to reduce line commitments and minimize potential losses.

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

        With certain exceptions, state chartered banks are permitted to make extensions of credit to any one borrowing entity up to 15% of the bank's capital and reserves for unsecured loans and up to 25% of the bank's capital and reserves for secured loans. For HBC, these lending limits were $28.8 million and $48.0 million at December 31, 2014, respectively.

Loan Maturities

        The following table presents the maturity distribution of the Company's loans (excluding loans held-for-sale), as of December 31, 2014. The table shows the distribution of such loans between those loans with predetermined (fixed) interest rates and those with variable (floating) interest rates. Floating rates generally fluctuate with changes in the prime rate as reflected in the Western Edition of The Wall Street

Journal. As of December 31, 2014, approximately 62% of the Company's loan portfolio consisted of floating interest rate loans.

	Due in One Year or Less	Over One Year But Less than Five Years	Over Five Years	Total
	(Dollars in thousands)
Commercial	$399,165	$55,008	$8,230	$462,403
Real estate:
Commercial and residential	78,200	219,337	180,798	478,335
Land and construction	67,780	200	—	67,980
Home equity	58,958	1,038	1,648	61,644
Consumer	18,059	707	101	18,867

Loans	$622,162	$276,290	$190,777	$1,089,229

Loans with variable interest rates	$583,553	$80,509	$9,818	$673,880
Loans with fixed interest rates	38,609	195,781	180,959	415,349

Loans	$622,162	$276,290	$190,777	$1,089,229

Loan Servicing

        As of December 31, 2014, 2013, and 2012 there were $130.6 million, $135.5 million, and $150.2 million, respectively, in SBA loans that were serviced by the Company for others. Activity for loan servicing rights was as follows:

	2014	2013	2012
	(Dollars in thousands)
Beginning of year balance	$525	$709	$792
Additions	319	106	184
Amortization	(279)	(290)	(267)

End of year balance	$565	$525	$709

        Loan servicing rights are included in Accrued Interest Receivable and Other Assets on the consolidated balance sheets and reported net of amortization. There was no valuation allowance as of December 31, 2014 and 2013, as the fair market value of the assets was greater than the carrying value.

        I/O strip receivables relate to the excess servicing assets on loans sold prior to 2009. Activity for the I/O strip receivable was as follows:

	2014	2013	2012
	(Dollars in thousands)
Beginning of year balance	$1,647	$1,786	$2,094
Unrealized holding gain (loss)	(166)	(139)	(308)

End of year balance	$1,481	$1,647	$1,786

        Management reviews the key economic assumptions used to estimate the fair value of I/O strip receivables on a quarterly basis. The fair value of the I/O strip can be adversely impacted by a significant increase in either the prepayment speed of the portfolio or the discount rate At December 31, 2014, key economic assumptions and the sensitivity of the fair value of the I/O strip receivables to immediate 10%

and 20% changes to the CPR assumption, and 1% and 2% changes to the discount rate assumption, are as follows:

(Dollars in thousands)
Carrying amount/fair value of Interest-Only (I/O) strip	$1,481
Prepayment speed assumption (annual rate)	7.3%
Impact on fair value of 10% adverse change in prepayment speed (CPR 8.1%)	$(33)
Impact on fair value of 20% adverse change in prepayment speed (CPR 8.8%)	$(65)
Residual cash flow discount rate assumption (annual)	12.1%
Impact on fair value of 1% adverse change in discount rate (13.3% discount rate)	$(49)
Impact on fair value of 2% adverse change in discount rate (14.5% discount rate)	$(95)

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

        The following table summarizes the Company's nonperforming assets at the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans — held-for-sale	$—	$—	$—	$186	$2,026
Nonaccrual loans — held-for-investment	5,855	11,326	17,335	14,353	28,821
Restructured and loans 90 days past due and still accruing	—	492	859	2,291	2,256

Total nonperforming loans	5,855	11,818	18,194	16,830	33,103
Foreclosed assets	696	575	1,270	2,312	1,296

Total nonperforming assets	$6,551	$12,393	$19,464	$19,142	$34,399

Nonperforming assets as a percentage of loans plus nonaccrual loans held-for-sale plus foreclosed assets	0.60%	1.35%	2.39%	2.50%	4.05%
Nonperforming assets as a percentage of total assets	0.41%	0.83%	1.15%	1.47%	2.76%

        The following table presents nonperforming loans by class at year end:

	2014			2013
	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans Over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$2,534	$—	$2,534	$4,414	$492	$4,906
Real estate:
Commercial and residential	1,651	—	1,651	4,363	—	4,363
Land and construction	1,320	—	1,320	1,761	—	1,761
Home equity	344	—	344	666	—	666
Consumer	6	—	6	122	—	122

Total	$5,855	$—	$5,855	$11,326	$492	$11,818

        Nonperforming assets were $6.6 million, or 0.41% of total assets, at December 31, 2014, compared to $12.4 million, or 0.83% of total assets, at December 31, 2013. Included in total nonperforming assets were foreclosed assets of $696,000 at December 31, 2014, compared to $575,000 at December 31, 2013. The decline in nonperforming assets at December 31, 2014 was primarily due to loan payoffs, charge offs, and upgrades in nonperforming loans' risk categories.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification at the dates indicated:

	December 31, 2014			December 31, 2013
	Nonclassified	Classified*	Total	Nonclassified	Classified*	Total
	(Dollars in thousands)
Commercial	$455,767	$6,636	$462,403	$380,806	$12,268	$393,074
Real estate:
Commercial and residential	472,061	6,274	478,335	416,992	6,296	423,288
Land and construction	66,660	1,320	67,980	29,682	1,761	31,443
Home equity	60,736	908	61,644	48,818	2,997	51,815
Consumer	18,518	349	18,867	15,336	341	15,677

Total	$1,073,742	$15,487	$1,089,229	$891,634	$23,663	$915,297

*
Classified loans in the table above include SBA guarantees.

        The following provides a rollforward of troubled debt restructurings ("TDRs"):

	For the Year Ended December 31, 2014
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2014	$492	$3,230	$3,722
Principal repayments	(462)	(2,147)	(2,609)
Net charge-offs	(30)	—	(30)
Change in TDR classification	167	(167)	—

Balance at December 31, 2014	$167	$916	$1,083

	For the Year Ended December 31, 2013
	Performing TDRs	Nonperforming TDRs	Total
	(Dollars in thousands)
Balance at January 1, 2013	$2,309	$1,798	$4,107
Principal repayments	(1,630)	(125)	(1,755)
Net charge-offs	—	(372)	(372)
Change in TDR classification	(187)	187	—
New modifications	—	1,742	1,742

Balance at December 31, 2013	$492	$3,230	$3,722

Allowance for Loan Losses

        The allowance for loan losses is an estimate of probable incurred losses in the loan portfolio by loan segment. Loans are charged-off against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management's methodology for estimating the allowance balance consists of several key elements, which include specific allowances on individual impaired loans and the formula driven allowances on pools of loans with similar risk characteristics.

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

        Loans with a well-defined weakness, which are characterized by the distinct possibility that the Company will sustain a loss if the deficiencies are not corrected, are categorized as "classified." Classified assets include all loans considered as substandard, substandard-nonaccrual, and doubtful and may result from problems specific to a borrower's business or from economic downturns that affect the borrower's ability to repay or that cause a decline in the value of the underlying collateral (particularly real estate), and foreclosed assets. The principal balance of classified assets, net of SBA guarantees, was $16.0 million at December 31, 2014 and $23.6 million at December 31, 2013. There were no loans held-for-sale included in classified assets at December 31, 2014 and December 31, 2013. Loans held-for-sale are carried at the lower of cost or estimated fair value, and are not allocated an allowance for loan losses.

        It is the policy of management to maintain the allowance for loan losses at a level adequate for risks inherent in the loan portfolio. On an ongoing basis, we have engaged an outside firm to perform independent credit reviews of our loan portfolio. The FRB of San Francisco and the DBO also review the allowance for loan losses as an integral part of the examination process. Based on information currently available, management believes that the allowance for loan losses is adequate. However, the loan portfolio can be adversely affected if California economic conditions and the real estate market in the Company's market area were to weaken. Also, any weakness of a prolonged nature in the technology industry would have a negative impact on the local market. The effect of such events, although uncertain at this time, could result in an increase in the level of nonperforming loans and increased loan losses, which could adversely affect the Company's future growth and profitability. No assurance of the ultimate level of credit losses can be given with any certainty.

        The following table summarizes the Company's loan loss experience, as well as provisions and charges to the allowance for loan losses and certain pertinent ratios for the periods indicated:

	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$19,164	$19,027	$20,700	$25,204	$28,768
Charge-offs:
Commercial	(815)	(1,676)	(3,935)	(7,559)	(7,098)
Real estate:
Commercial and residential	—	(173)	(1,362)	(1,599)	(6,763)
Land and construction	—	(1)	(133)	(1,757)	(17,927)
Home equity	(87)	(102)	(33)	—	(25)
Consumer	(25)	—	—	(8)	(354)

Total charge-offs	(927)	(1,952)	(5,463)	(10,923)	(32,167)
Recoveries:
Commercial	418	2,621	776	678	837
Real estate:
Commercial and residential	35	274	230	381	5
Land and construction	26	—	—	879	921
Home equity	1	9	—	9	36
Consumer	—	1	—	3	—

Total recoveries	480	2,905	1,006	1,950	1,799

Net recoveries (charge-offs)	(447)	953	(4,457)	(8,973)	(30,368)
Provision (credit) for loan losses	(338)	(816)	2,784	4,469	26,804

Balance, end of year	$18,379	$19,164	$19,027	$20,700	$25,204

RATIOS:
Net charge-offs (recoveries) to average loans*	0.05%	–0.11%	0.57%	1.12%	3.18%
Allowance for loan losses to total loans*	1.69%	2.09%	2.34%	2.71%	2.98%
Allowance for loan losses to nonperforming loans, excluding nonaccrual loans held-for-sale	313.90%	162.16%	104.58%	124.37%	81.10%

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

	December 31,
	2014		2013		2012		2011		2010
	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans	Allowance	Percent of Loans in each category to total loans
	(Dollars in thousands)
Commercial	$11,187	43%	$12,533	43%	$12,866	46%	$13,215	48%	$13,952	45%
Real estate:
Commercial and residential	4,707	44%	4,922	46%	4,609	44%	6,203	41%	5,500	40%
Land and construction	1,048	6%	356	3%	399	3%	594	3%	4,271	7%
Home equity	1,315	6%	1,270	6%	1,026	5%	541	7%	592	6%
Consumer	122	1%	83	2%	127	2%	147	1%	889	2%

Total	$18,379	100%	$19,164	100%	$19,027	100%	$20,700	100%	$25,204	100%

        The allowance for loan losses totaled $18.4 million, or 1.69% of total loans at December 31, 2014, compared to $19.2 million, or 2.09% of total loans at December 31, 2013. The allowance for loan losses to total loans decreased at December 31, 2014, compared to December 31, 2013, primarily due to increasing loan balances with no default histories, coupled with the decrease in nonperforming assets, improving the quality of the loan portfolio overall. The allowance for loan losses to total nonperforming loans increased to 313.90% at December 31, 2014, compared to 162.16% at December 31, 2013. Loan charge-offs reflect the realization of losses in the portfolio that were partially recognized previously through the provision for loan losses. The Company had net charge-offs of $447,000, or 0.05% of average loans, for the year ended December 31, 2014, compared to net recoveries of $953,000, or 0.11% of average loans, for the year ended December 31, 2013.

        The allowance for loan losses related to the commercial portfolio decreased $1.3 million at December 31, 2014 from December 31, 2013, as a result of a credit to the provision for loan losses of $1.4 million related to the commercial loan portfolio, a provision for loan losses of $403,000 for the addition of the BVF factored receivables, and net charge-offs of $397,000. The decrease in the allowance for loan losses was primarily due to a decline in problem loans. The allowance for loan losses related to the real estate portfolio increased $522,000 at December 31, 2014 from December 31, 2013, as a result of a provision for loan losses of $547,000 and net charge-offs of $25,000. The increase in the allowance for loan losses was primarily due to an increase in the balance of real estate loans outstanding, partially offset by a decline in problem loans.

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

        The following table summarizes the distribution of deposits and the percentage of distribution in each category of deposits for the periods indicated:

	Year Ended December 31,
	2014		2013		2012
	Balance	% to Total	Balance	% to Total	Balance	% to Total
	(Dollars in thousands)
Demand, noninterest-bearing	$517,662	37%	$431,085	34%	$727,684	49%
Demand, interest-bearing	225,821	16%	195,451	15%	155,951	10%
Savings and money market	384,644	28%	347,052	27%	272,047	18%
Time deposits — under $100	20,005	1%	21,646	2%	25,157	2%
Time deposits — $100 and over	200,890	15%	195,005	15%	190,502	13%
Time deposits — brokered	28,116	2%	55,524	4%	97,807	7%
CDARS — money market and time deposits	11,248	1%	40,458	3%	10,220	1%

Total deposits	$1,388,386	100%	$1,286,221	100%	$1,479,368	100%

        The Company obtains deposits from a cross-section of the communities it serves. The Company is not dependent upon funds from sources outside the United States of America. Public funds were 7% of deposits at December 31, 2014 and 8% at December 31, 2013.

        Deposits totaled $1.39 billion at December 31, 2014, compared to $1.29 billion at December 31, 2013. Noninterest-bearing deposits increased 20% to $517.7 million at December 31, 2014, from $431.1 million, at December 31, 2013. Interest-bearing demand deposits increased 16% to $225.8 million at December 31, 2014, from $195.5 million at December 31, 2013. Savings and money market deposits increased 11% to $384.6 million at December 31, 2014, from $347.1 million at December 31, 2013. At December 31, 2014, brokered deposits decreased 49% to $28.1 million, from $55.5 million at December 31, 2013. CDARS money market and time deposits decreased to $11.2 million at December 31, 2014, from $40.5 million at December 31, 2013, primarily due to $27.5 million in deposits received from a law firm for legal settlements in the fourth quarter of 2013, all of which were withdrawn in January, 2014. Deposits (excluding all time deposits and CDARS deposits), increased $154.5 million, or 16%, to $1.13 billion at December 31, 2014, from $973.6 million at December 31, 2013.

        At December 31, 2014, the Company had $109.8 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California. At December 31, 2013, the Company had $108.0 million (at fair value) of securities pledged for $98.0 million in certificates of deposits from the State of California.

        CDARS deposits were comprised of $4.0 million of money market accounts and $7.2 million of time deposits at December 31, 2014. CDARS deposits were comprised of $34.8 million of money market accounts and $5.7 million of time deposits at December 31, 2013.

        The following table indicates the contractual maturity schedule of the Company's time deposits of $100,000 and over, and all CDARS time deposits and brokered deposits as of December 31, 2014:

	Balance	% of Total
	(Dollars in thousands)
Three months or less	$98,627	42%
Over three months through six months	64,950	27%
Over six months through twelve months	48,675	21%
Over twelve months	23,966	10%

Total	$236,218	100%

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

Return on Equity and Assets

        The following table indicates the ratios for return on average assets and average equity, and average equity to average assets for the periods indicated:

	2014	2013	2012
Return on average assets	0.88%	0.81%	0.73%
Return on average tangible assets	0.88%	0.81%	0.73%
Return on average equity	7.44%	6.77%	5.75%
Return on average tangible equity	7.60%	6.84%	5.83%
Dividend payout ratio(1)	42.88%	16.60%	N/A
Average equity to average assets ratio	11.85%	11.90%	12.72%

(1)
Percentage is calculated based on dividends paid on common stock and Series C Preferred Stock (on an as converted basis) divided by net income.

Off-Balance Sheet Arrangements

        In the normal course of business, the Company makes commitments to extend credit to its customers as long as there are no violations of any conditions established in contractual arrangements. These commitments are obligations that represent a potential credit risk to the Company, yet are not reflected in any form within the Company's consolidated balance sheets. Total unused commitments to extend credit were $439.3 million at December 31, 2014, as compared to $377.2 million at December 31, 2013. Unused commitments represented 40% and 41% of outstanding gross loans at December 31, 2014 and 2013, respectively.

        The effect on the Company's revenues, expenses, cash flows and liquidity from the unused portion of the commitments to provide credit cannot be reasonably predicted, because there is no certainty that the lines of credit will ever be fully utilized. For more information regarding the Company's off-balance sheet arrangements, see Note 15 to the consolidated financial statements located elsewhere herein.

        The following table presents the Company's commitments to extend credit for the periods indicated:

	December 31, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$8,164	$415,146	$6,136	$359,955
Standby letters of credit	3,235	12,783	—	11,099

	$11,399	$427,929	$6,136	$371,054

Contractual Obligations

        The contractual obligations of the Company, summarized by type of obligation and contractual maturity, at December 31, 2014, are as follows:

	Less Than One Year	One to Three Years	Three to Five Years	After Five Years	Total
	(Dollars in thousands)
Deposits(1)	$1,362,837	$24,520	$1,029	$—	$1,388,386
Operating leases	2,759	5,282	3,890	1,127	13,058
Other long-term liabilities(2)	866	2,670	3,074	35,798	42,408

Total contractual obligations	$1,366,462	$32,472	$7,993	$36,925	$1,443,852

(1)
Deposits with indeterminate maturities, such as demand, savings and money market accounts, are reflected as obligations due in less than one year.

(2)
Includes maximum payments related to employee benefit plans, assuming all future vesting conditions are met. Additional information is provided in Note 13 to the consolidated financial statements.

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

        One of the measures of liquidity is our loan to deposit ratio. Our loan to deposit ratio was 78.41% at December 31, 2014, compared to 71.13% at December 31, 2013.

FHLB and FRB Borrowings and Available Lines of Credit

        The Company has off-balance sheet liquidity in the form of Federal funds purchase arrangements with correspondent banks, including the FHLB and FRB. The Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. The Company had no overnight borrowings from the FHLB at December 31, 2014, and December 31, 2013. The Company had $246.6 million of loans pledged to the FHLB as collateral on an available line of credit of $140.0 million at December 31, 2014. The Company had $253.5 million of loans pledged to the FHLB as collateral on an available line of credit of $125.3 million at December 31, 2013.

        The Company can also borrow from FRB's discount window. The Company had $388.0 million of loans pledged to the FRB as collateral on an available line of credit of $260.4 million at December 31, 2014, none of which was outstanding. The Company had $323.2 million of loans pledged to the FRB as collateral on an available line of credit of $241.5 million at December 31, 2013, none of which was outstanding.

        At December 31, 2014 and 2013, the Company had Federal funds purchase arrangements available of $55.0 million. There were no Federal funds purchased outstanding at December 31, 2014 or 2013.

        At November 1, 2014, Bay View Funding had $1.0 million outstanding on a subordinated revolving line credit from a related party with a maturity date of June 30, 2015. On November 5, 2014, Bay View Funding paid off the related party line of credit of $1.0 million.

        At November 1, 2014, Bay View Funding had a $32.5 million revolving bank line of credit. The line of credit was secured by all the assets of Bay View Funding and was set to mature on April 3, 2015. On December 17, 2014, the remaining unpaid principal balance of $14.0 million was paid, along with a $325,000 prepayment penalty, to close out the $32.5 million revolving bank line of credit.

        The Company may also utilize securities sold under repurchase agreements to manage our liquidity position. There were no securities sold under agreements to repurchase at December 31, 2014 and December 31, 2013.

        The following table summarizes the Company's borrowings under its Federal funds purchased, security repurchase arrangements and lines of credit for the periods indicated:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Average balance during the year	$3,953	$58	$1,470
Average interest rate during the year	3.06%	0.20%	0.24%
Maximum month-end balance during the year	$29,796	$—	$27,000
Average rate at December 31,	N/A	N/A	N/A

Capital Resources

        The Company uses a variety of measures to evaluate capital adequacy. Management reviews various capital measurements on a regular basis and takes appropriate action to ensure that such measurements are within established internal and external guidelines. The external guidelines, which are issued by the Federal Reserve Board and the FDIC, establish a risk adjusted ratio relating capital to different categories of assets and off balance sheet exposures. There are two categories of capital under the Federal Reserve Board and FDIC guidelines: Tier 1 and Tier 2 Capital. Our Tier 1 Capital consists of total shareholders' equity (excluding accumulated other comprehensive income or loss) less goodwill and other intangible assets and disallowed deferred tax assets. Our Tier 1 Capital at December 31, 2012 also included the proceeds from the issuance of trust preferred securities (trust preferred securities are counted only up to a maximum of 25% of Tier 1 capital). Our Tier 2 Capital includes the allowances for loan losses and off balance sheet credit losses.

        In July 2013, the Federal banking regulators approved final rules to implement the revised capital adequacy standards of the Basel Committee on Banking Supervision, commonly called Basel III, and to address relevant provisions of Dodd Frank. The final rules strengthens the definition of regulatory capital, increases risk based capital requirements, makes selected changes to the calculation of risk weighted assets, and adjusts the prompt corrective action thresholds. Community banking organizations, such as HCC and HBC, became subject to the new rules on January 1, 2015 and certain provisions of the new rule will be phased in over the period of 2015 through 2019. For more information on the final rules, see Part 1, Item 1, Business — Supervision and Regulation — Capital Adequacy Requirements.

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of the Company:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$169,278	$165,162	$157,947
Tier 2 Capital	16,790	14,754	13,254

Total risk-based capital	$186,068	$179,916	$171,201

Risk-weighted assets	$1,341,094	$1,175,813	$1,054,394
Average assets (regulatory purposes)	$1,598,724	$1,477,082	$1,378,011
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	13.9%	15.3%	16.2%	10.00%	8.00%
Tier 1 risk-based capital	12.6%	14.0%	15.0%	6.00%	4.00%
Leverage(1)	10.6%	11.2%	11.5%	N/A	4.00%

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

        The following table summarizes risk-based capital, risk-weighted assets, and risk-based capital ratios of HBC:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Capital components:
Tier 1 Capital	$158,976	$149,037	$147,742
Tier 2 Capital	16,789	14,790	13,262

Total risk-based capital	$175,765	$163,827	$161,004

Risk-weighted assets	$1,340,949	$1,178,719	$1,055,061
Average assets for capital purposes	$1,599,173	$1,477,168	$1,378,238
				Well-Capitalized Regulatory Requirements	Minimum Regulatory Requirements
Capital ratios:
Total risk-based capital	13.1%	13.9%	15.3%	10.00%	8.00%
Tier 1 risk-based capital	11.9%	12.6%	14.0%	6.00%	4.00%
Leverage(1)	9.9%	10.1%	10.7%	5.00%	4.00%

(1)
Tier 1 capital divided by quarterly average assets (excluding intangible assets and disallowed deferred tax assets).

        The table above presents the capital ratios of HBC computed in accordance with applicable regulatory guidelines and compared to the standards for minimum capital adequacy requirements under the FDIC's prompt corrective action authority.

        The Company's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at December 31, 2014 decreased to 13.9%, 12.6%, and 10.6%, compared to 15.3%, 14.0%, and 11.2% at December 31, 2013, respectively. HBC's total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio at December 31, 2014 decreased to 13.1%, 11.9%, and 9.9%, compared to 13.9%, 12.6%, and 10.1% at December 31, 2013, respectively. The decrease in the capital ratios at December 31, 2014 was primarily due to the addition of goodwill and other intangible assets from the BVF acquisition.

        At December 31, 2014, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well capitalized" under prompt corrective action provisions. Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios of total risk based capital and Tier 1 capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2014, and December 31, 2013, the Company and HBC met all capital adequacy guidelines to which they were subject. There are no conditions or events since December 31, 2014 that management believes have changed the categorization of the Company or HBC as well capitalized.

        At December 31, 2014, the Company had total shareholders' equity of $184.3 million, including $19.5 million in preferred stock, $133.7 million in common stock, $33.0 million in retained earnings, and ($1.9) million of accumulated other comprehensive loss.

        The accumulated other comprehensive loss was ($1.9) million at December 31, 2014, compared to accumulated other comprehensive loss of ($4.0) million at December 31, 2013. The unrealized gain on securities available-for-sale was $2.8 million, net of taxes, at December 31, 2014, compared to an unrealized loss on securities available-for-sale of ($1.4) million, net of taxes, at December 31, 2013. The components of other comprehensive loss, net of taxes, at December 31, 2014 include the following: an unrealized gain on available-for-sale securities of $2.8 million; the remaining unamortized unrealized gain on securities available-for-sale transferred to held-to-maturity of $434,000; a split dollar insurance contracts liability of ($2.0) million; a supplemental executive retirement plan liability of ($3.9) million; and an unrealized gain on interest-only strip from SBA loans of $860,000.

Mandatory Redeemable Cumulative Trust Preferred Securities

        To enhance regulatory capital and to provide liquidity, the Company, through unconsolidated subsidiary grantor trusts, issued mandatory redeemable cumulative trust preferred securities of subsidiary grantor trusts. The subordinated debt was recorded as a component of long-term debt and included the value of the common stock issued by the trusts to the Company. The common stock was recorded as other assets for the amount issued. Under applicable regulatory guidelines, the trust preferred securities qualified as Tier 1 capital. The subsidiary trusts were not consolidated in the Company's consolidated financial statements.

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

        The following table sets forth the estimated changes in the Company's annual net interest income that would result from the designated instantaneous parallel shift in interest rates noted, as of December 31, 2014. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

	Increase/(Decrease) in Estimated Net Interest Income
	Amount	Percent
	(Dollars in thousands)
Change in Interest Rates (basis points)
+400	$17,171	30.3%
+300	$12,833	22.7%
+200	$8,567	15.1%
+100	$4,171	7.4%
0	$—	0.0%
–100	$(5,249)	–9.3%
–200	$(11,023)	–19.5%

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities and the market value of all interest-earning assets, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company has no market risk sensitive instruments held for trading purposes. As of December 31, 2014, the Company did not use interest rate derivatives to hedge its interest rate risk.

        The information concerning quantitative and qualitative disclosure or market risk called for by Item 305 of Regulation S-K is included as part of Item 7 of this report.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and report of the Independent Registered Public Accounting Firm are set forth on pages 87 through 144.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

ITEM 9A — CONTROLS AND PROCEDURES

Disclosure Control and Procedures

        The Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2014. As defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported on a timely basis. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls were effective as of December 31, 2014, the period covered by this report.

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

        The Company's management has used the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") to evaluate the effectiveness of the Company's internal control over financial reporting. Management has selected the COSO framework for its evaluation as it is a control framework recognized by the SEC and the Public Company Accounting Oversight Board, that is free from bias, permits reasonably consistent qualitative and quantitative measurement of the Company's internal controls, is sufficiently complete so that relevant controls are not omitted and is relevant to an evaluation of internal controls over financial reporting.

        As permitted, the Company has excluded the operations of Bay View Funding acquired during 2014, which is described in Note 7 to the consolidated financial statements. The assets acquired in this acquisition and excluded from management's assessment on internal control over financial reporting comprised approximately 3.7% of total consolidated assets at December 31, 2014.

        Based on our assessment, management has concluded that our internal control over financial reporting, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO was effective as of December 31, 2014.

        The independent registered public accounting firm of Crowe Horwath LLP, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of management's internal control over financial reporting based on criteria established in the 2013 "Internal Control — Integrated Framework," issued by COSO.

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

Changes in Internal Control over Financial Reporting

        There was no change in our internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B — OTHER INFORMATION

        None.

PART III

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

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

ITEM 11 — EXECUTIVE COMPENSATION

        Information required by this item will be contained in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information required by this item will be contained in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

        Information required by this item will be contained in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information required by this item will be contained in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of December 31, 2014. Such information is incorporated herein by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) FINANCIAL STATEMENTS

        The Financial Statements of the Company and the Report of Independent Registered Public Accounting Firm are set forth on pages 87 through 144.

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

HERITAGE COMMERCE CORP
DATE: March 6, 2015	BY:	/s/ WALTER T. KACZMAREK Walter T. Kaczmarek Chief Executive Officer

        Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date
/s/ FRANK G. BISCEGLIA Frank G. Bisceglia	Director	March 6, 2015
/s/ JACK W. CONNER Jack W. Conner	Director and Chairman of the Board	March 6, 2015
/s/ JOHN M. EGGEMEYER John M. Eggemeyer	Director	March 6, 2015
/s/ STEVEN L. HALLGRIMSON Steven L. Hallgrimson	Director	March 6, 2015
/s/ WALTER T. KACZMAREK Walter T. Kaczmarek	Director and Chief Executive Officer and President (Principal Executive Officer)	March 6, 2015
/s/ LAWRENCE D. MCGOVERN Lawrence D. McGovern	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2015
/s/ ROBERT T. MOLES Robert T. Moles	Director	March 6, 2015
/s/ HUMPHREY P. POLANEN Humphrey P. Polanen	Director	March 6, 2015
/s/ LAURA RODEN Laura Roden	Director	March 6, 2015
/s/ CHARLES T. TOENISKOETTER Charles T. Toeniskoetter	Director	March 6, 2015
/s/ RANSON W. WEBSTER Ranson W. Webster	Director	March 6, 2015
/s/ W. KIRK WYCOFF W. Kirk Wycoff	Director	March 6, 2015

HERITAGE COMMERCE CORP

INDEX TO FINANCIAL STATEMENTS
DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Heritage Commerce Corp
San Jose, California

        We have audited the accompanying consolidated balance sheets of Heritage Commerce Corp (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited Heritage Commerce Corp's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Heritage Commerce Corp's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        As permitted, the Company has excluded the operations of BVF/CSNK Acquisition Corp., a Delaware corporation acquired during 2014, which is described in Note 7 of the consolidated financial statements, from the scope of management's report on internal control over financial reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Heritage Commerce Corp as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Heritage Commerce Corp maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Sacramento, California
March 6, 2015

HERITAGE COMMERCE CORP

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Assets
Cash and due from banks	$23,256	$20,158
Interest-bearing deposits in other financial institutions	99,147	92,447

Total cash and cash equivalents	122,403	112,605
Securities available-for-sale, at fair value	206,335	280,100
Securities held-to-maturity, at amortized cost (fair value of $94,953 at December 31, 2014 and $86,032 at December 31, 2013)	95,362	95,921
Loans held-for-sale — SBA, at lower of cost or market, including deferred costs	1,172	3,148
Loans, net of deferred fees	1,088,643	914,913
Allowance for loan losses	(18,379)	(19,164)

Loans, net	1,070,264	895,749
Federal Home Loan Bank and Federal Reserve Bank stock, at cost	10,598	10,435
Company owned life insurance	51,257	50,012
Premises and equipment	7,451	7,240
Goodwill	13,044	—
Other intangible assets	3,276	1,527
Accrued interest receivable and other assets	35,941	34,895

Total assets	$1,617,103	$1,491,632

Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Demand, noninterest-bearing	$517,662	$431,085
Demand, interest-bearing	225,821	195,451
Savings and money market	384,644	347,052
Time deposits-under $100	20,005	21,646
Time deposits-$100 and over	200,890	195,005
Time deposits-brokered	28,116	55,524
CDARS — money market and time deposits	11,248	40,458

Total deposits	1,388,386	1,286,221
Accrued interest payable and other liabilities	44,359	32,015

Total liabilities	1,432,745	1,318,236
Commitments and contingencies (Notes 6 and 15)
Shareholders' equity:
Preferred stock, no par value; 10,000,000 shares authorized
Series C convertible perpetual preferred stock, 21,004 shares issued and outstanding at December 31, 2014 and December 31, 2013 (liquidation preference of $21,004 at December 31, 2014 and December 31, 2013)	19,519	19,519
Common stock, no par value; 60,000,000 shares authorized; 26,503,505 shares issued and outstanding at December 31, 2014 and 26,350,938 shares issued and outstanding at December 31, 2013	133,676	132,561
Retained earnings	33,014	25,345
Accumulated other comprehensive loss	(1,851)	(4,029)

Total shareholders' equity	184,358	173,396

Total liabilities and shareholders' equity	$1,617,103	$1,491,632

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
Interest income:
Loans, including fees	$49,207	$41,570	$40,800
Securities, taxable	7,810	9,472	11,519
Securities, non-taxable	2,025	1,530	112
Interest-bearing deposits in other financial institutions	214	214	134

Total interest income	59,256	52,786	52,565

Interest expense:
Deposits	2,032	2,369	2,800
Subordinated debt	—	229	1,383
Short-term borrowings	121	2	4

Total interest expense	2,153	2,600	4,187

Net interest income before provision for loan losses	57,103	50,186	48,378
Provision (credit) for loan losses	(338)	(816)	2,784

Net interest income after provision for loan losses	57,441	51,002	45,594

Noninterest income:
Service charges and fees on deposit accounts	2,519	2,457	2,333
Increase in cash surrender value of life insurance	1,600	1,654	1,720
Servicing income	1,296	1,446	1,743
Gain on sales of SBA loans	971	449	702
Gain on sales of securities	97	38	1,560
Other	1,263	1,170	807

Total noninterest income	7,746	7,214	8,865

Noninterest expense:
Salaries and employee benefits	26,250	23,450	21,722
Occupancy and equipment	4,059	4,043	3,997
Professional fees	1,891	2,588	2,876
Insurance expense	1,126	1,032	911
Software subscriptions	999	1,289	1,149
Data processing	969	1,078	983
Acquisition and integration related costs	895	—	—
FDIC deposit insurance premiums	892	894	918
Correspondent bank charges	760	684	611
Foreclosed assets	53	(251)	(45)
Premium on redemption of subordinated debt	—	—	601
Other	6,328	5,663	5,338

Total noninterest expense	44,222	40,470	39,061

Income before income taxes	20,965	17,746	15,398
Income tax expense	7,538	6,206	5,489

Net income	13,427	11,540	9,909
Dividends and discount accretion on preferred stock	(1,008)	(336)	(1,206)

Net income available to common shareholders	$12,419	$11,204	$8,703

Earnings per common share:
Basic	$0.42	$0.36	$0.27
Diluted	$0.42	$0.36	$0.27

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income	$13,427	$11,540	$9,909
Other comprehensive income (loss):
Change in net unrealized holding gains (losses) on available-for-sale securities and I/O strips	7,164	(14,302)	4,451
Deferred income taxes	(3,012)	6,007	(1,869)
Change in net unamortized unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	(54)	(54)	857
Deferred income taxes	23	23	(360)
Reclassification adjustment for gains realized in income	(97)	(38)	(1,560)
Deferred income taxes	41	16	655

Change in unrealized gains (losses) on securities and I/O strips, net of deferred income taxes	4,065	(8,348)	2,174

Change in net pension and other benefit plan liability adjustment	(3,253)	2,825	(772)
Deferred income taxes	1,366	(1,187)	324

Change in pension and other benefit plan liability, net of deferred income taxes	(1,887)	1,638	(448)

Other comprehensive income (loss)	2,178	(6,710)	1,726

Total comprehensive income	$15,605	$4,830	$11,635

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Years Ended December 31, 2014, 2013, and 2012
	Preferred Stock			Common Stock			Accumulated Other Comprehensive Income / (Loss)
						Retained Earnings		Total Shareholders' Equity
	Shares	Amount	Discount	Shares	Amount
	(Dollars in thousands)
Balance, January 1, 2012	61,004	$59,365	$(833)	26,295,001	$131,172	$7,172	$955	$197,831
Net income	—	—		—	—	9,909	—	9,909
Other comprehensive income	—	—	—	—	—	—	1,726	1,726
Repurchase of Series A preferred stock	(40,000)	(40,000)	—	—	—	—	—	(40,000)
Series A preferred stock capitalized offering costs	—	154	—	—	—	(154)	—	—
Issuance (forfeitures) of restricted stock awards, net	—	—	—	21,500	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	148	—	—	148
Cash dividends accrued on Series A preferred stock	—	—	—	—	—	(373)	—	(373)
Accretion of discount on Series A preferred stock	—	—	833	—	—	(833)	—	—
Stock option expense, net of fortfeitures and taxes	—	—	—	—	461	—	—	461
Stock options exercised	—	—	—	5,646	39	—	—	39

Balance, December 31, 2012	21,004	19,519	—	26,322,147	131,820	15,721	2,681	169,741
Net income	—	—	—	—	—	11,540	—	11,540
Other comprehensive loss	—	—	—	—	—	—	(6,710)	(6,710)
Issuance of restricted stock awards, net	—	—	—	10,000	—	—	—	—
Repurchase of warrant	—	—	—	—	(140)	—	—	(140)
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	200	—	—	200
Cash dividend declared $0.06 per share	—	—	—	—	—	(1,916)	—	(1,916)
Stock option expense, net of fortfeitures and taxes	—	—	—	—	593	—	—	593
Stock options exercised	—	—	—	18,791	88	—	—	88

Balance, December 31, 2013	21,004	19,519	—	26,350,938	132,561	25,345	(4,029)	173,396
Net income	—	—	—	—	—	13,427	—	13,427
Other comprehensive income	—	—	—	—	—	—	2,178	2,178
Issuance of restricted stock awards, net	—	—	—	90,000	—	—	—	—
Amortization of restricted stock awards, net of forfeitures and taxes	—	—	—	—	(9)	—	—	(9)
Cash dividend declared $0.18 per share	—	—	—	—	—	(5,758)	—	(5,758)
Stock option expense, net of fortfeitures and taxes	—	—	—	—	862	—	—	862
Stock options exercised	—	—	—	62,567	262	—	—	262

Balance, December 31, 2014	21,004	$19,519	$—	26,503,505	$133,676	$33,014	$(1,851)	$184,358

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,427	$11,540	$9,909
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of discounts and premiums on securities	1,163	2,231	2,588
Gain on sale of securities available-for-sale	(97)	(38)	(1,560)
Gain on sale of SBA loans	(971)	(449)	(702)
Proceeds from sale of SBA loans originated for sale	15,858	6,174	10,040
Net change in SBA loans originated for sale	(12,911)	(9,234)	(11,994)
Provision (credit) for loan losses	(338)	(816)	2,784
Increase in cash surrender value of life insurance	(1,600)	(1,654)	(1,720)
Gain on proceeds from company owned life insurance	(51)	—	—
Depreciation and amortization	725	729	750
Amortization of other intangible assets	510	473	491
Gains on sale of foreclosed assets, net	—	(243)	(530)
Stock option expense, net	862	593	461
Amortization of restricted stock awards, net	(9)	200	148
Effect of changes in:
Accrued interest receivable and other assets	(2,428)	4,694	4,717
Accrued interest payable and other liabilities	5,244	2,063	659

Net cash provided by operating activities	19,384	16,263	16,041

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of securities available-for-sale	(53,292)	(17,844)	(154,414)
Purchase of securities held-to-maturity	(4,595)	(51,044)	(33,317)
Maturities/paydowns/calls of securities available-for-sale	24,917	62,531	108,026
Maturities/paydowns/calls of securities held-to-maturity	3,899	3,851	1,553
Proceeds from sales of securities available-for-sale	108,603	26,944	40,587
Proceeds from sale of other loans transferred held-for-sale	—	—	220
Net change in loans	(131,648)	(97,910)	(54,042)
Changes in Federal Home Loan Bank stock and other investments	(163)	293	(803)
Purchase of company owned life insurance	—	—	(250)
Purchase of premises and equipment	(817)	(500)	(239)
Proceeds from sale of foreclosed assets	—	850	2,148
Proceeds from company owned life insurance	406	—	—
Cash paid in bank acquisition, net of cash received	(21,918)	—	—

Net cash used in investing activities	(74,608)	(72,829)	(90,531)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	102,165	(193,147)	429,940
Repurchase of warrant	—	(140)	—
Exercise of stock options	262	88	39
Repayment of preferred stock	—	—	(40,000)
Repayment of short-term borrowings	(31,647)	—	—
Redemption of subordinated debt	—	(9,279)	(14,423)
Payment of cash dividends — Series A preferred stock	—	—	(373)
Payment of cash dividends	(5,758)	(1,916)	—

Net cash provided by (used in) financing activities	65,022	(204,394)	375,183

Net (decrease) increase in cash and cash equivalents	9,798	(260,960)	300,693
Cash and cash equivalents, beginning of year	112,605	373,565	72,872

Cash and cash equivalents, end of year	$122,403	$112,605	$373,565

Supplemental disclosures of cash flow information:
Interest paid	$2,166	$2,685	$4,694
Income taxes paid	4,280	2,021	2,730
Supplemental schedule of non-cash investing activity:
Due to broker for securities purchased, settling after year-end	$—	$961	$3,493
Transfer of loans held-for-sale to loan portfolio	—	3,770	87
Transfer securities from available-for-sale to held-to-maturity	—	—	15,498
Loans transferred to foreclosed assets	229	33	2,056
Summary of assets acquired and liabilities assumed through acquisition:
Net loans	42,300	—	—
Goodwill and other intangible assets	15,303	—	—
Premises and equipment	119	—	—
Other assets, net	738	—	—
Other liabilities	(4,895)	—	—
Borrowings	(31,647)	—	—

See notes to consolidated financial statements

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

  Description of Business and Basis of Presentation

        Heritage Commerce Corp ("HCC") operates as a registered bank holding company for its wholly-owned subsidiary Heritage Bank of Commerce ("HBC" or the "Bank"), collectively referred to as the "Company". HBC was incorporated on November 23, 1993 and commenced operations on June 8, 1994. HBC is a California state chartered bank which offers a full range of commercial and personal banking services to residents and the business/professional community in Santa Clara, Alameda, and Contra Costa counties, California. As discussed in Note 7, the Company acquired BVF/CSNK Acquisition Corp., a Delaware corporation ("Bay View Funding" or "BVF") on November 1, 2014, and BVF became a wholly owned subsidiary of HBC. Based in Santa Clara, California, BVF is the parent company of CSNK Working Capital Finance Corp. dba Bay View Funding, which provides business-essential working capital factoring financing to various industries throughout the United States.

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

        Gains or losses on SBA loans held-for-sale are recognized upon completion of the sale, based on the difference between the selling price and the carrying value of the related loan sold.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The formula driven allowance on pools of loans covers all loans that are not impaired and is based on historical losses of each loan segment adjusted for current factors. In calculating the historical component of our allowance, we aggregate our loans into one of three loan segments: Commercial, Real Estate and Consumer. Each segment of loans in the portfolio possess varying degrees of risk, based on, among other things, the type of loan being made, the purpose of the loan, the type of collateral securing the loan, and the sensitivity the borrower has to changes in certain external factors such as economic conditions. The following provides a summary of the risks associated with various segments of the Company's loan portfolio, which are factors management regularly considers when evaluating the adequacy of the allowance:

  •
  Commercial loans consist primarily of commercial and industrial loans (business lines of credit), and other commercial purpose loans. Repayment of commercial and industrial loans is generally provided from the cash flows of the related business to which the loan was made. Adverse changes in economic conditions may result in a decline in business activity, which may impact a borrower's ability to continue to make scheduled payments. The factored receivables at BVF are included in the Company's commercial loan portfolio; however, they are evaluated for risk primarily based on the agings of the receivables. Faster turning receivables imply less risk and therefore warrant a lower associated allowance. Should the overall aging for the portfolio increase, this structure will by formula increase the allowance to reflect the increasing risk. Should the portfolio turn more quickly, it would reduce the associated allowance to reflect the reducing risk.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Accounting guidance requires that a liability be recorded primarily over the participant's service period when a split-dollar life insurance agreement continues after a participant's employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Business Combinations

        The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques including discounted cash flow analyses to determine these fair values. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

  Goodwill and Other Intangible Assets

        Goodwill resulted from the acquisition of Bay View Funding on November 1, 2014, and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified.

        Other intangible assets consist of core deposit and customer relationship intangible assets arising from the Diablo Valley Bank acquisition in June 2007, and a below market value lease intangible asset, customer relationship and brokered relationship intangible assets, and a non-compete agreement intangible asset arising from the Bay View Funding acquisition in November 2014. They are initially measured at fair value and then are amortized over their estimated useful lives. The core deposits intangible asset from the acquisition of Diablo Valley Bank is being amortized on an accelerated method over ten years. The customer relationship intangible from the acquisition of Diablo Valley Bank was being amortized on an accelerated method over seven years, and was fully amortized at December 31, 2014. The below market value lease intangible asset, customer relationship and brokered relationship intangible assets, and non-compete agreement intangible asset from the acquisition of Bay View Funding are being amortized on the straight-line method over three, ten, and three years, respectively.

  Foreclosed Assets

        Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through operations. Operating costs after acquisition are expensed. Gains and losses on disposition are included in noninterest expense.

        The carrying value of foreclosed assets was $696,000 and $575,000 at December 31, 2014 and 2013, respectively, and is included in other assets on the consolidated balance sheets.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrue for the probable fees that can be reasonably estimated. The Company's accounting policy for uncertain recoveries is to recognize the anticipated recovery when realization is deemed probable.

  Income Taxes

        The Company files consolidated Federal and combined state income tax returns. Income tax expense is the total of the current year income tax payable or refunded, the change in deferred tax assets and liabilities, and low income housing investment losses, net of tax benefits received. Some items of income and expense are recognized in different years for tax purposes when applying generally accepted accounting principles, leading to timing differences between the Company's actual tax liability and the amount accrued for this liability based on book income. These temporary differences comprise the "deferred" portion of the Company's tax expense or benefit, which is accumulated on the Company's books as a deferred tax asset or deferred tax liability until such time as they reverse.

        Realization of the Company's deferred tax assets is primarily dependent upon the Company generating sufficient taxable income to obtain benefit from the reversal of net deductible temporary differences and utilization of tax credit carryforwards for Federal and California state income tax purposes. The amount of deferred tax assets considered realizable is subject to adjustment in future periods based on estimates of future taxable income. Under generally accepted accounting principles, a valuation allowance is required to be recognized if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions.

        The Company had net deferred tax assets of $18,527,000 and $23,326,000 at December 31, 2014, and December 31, 2013, respectively. After consideration of the matters in the preceding paragraph, the Company determined that it is more likely than not that the net deferred tax asset at December 31, 2014 and 2013 will be fully realized in future years.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Segment Reporting

        HBC is an independent community business bank with eleven branch offices that offer similar products to customers. Bay View Funding, a subsidiary of Heritage Bank of Commerce, provides factoring financing, which are included in HBC's commercial loan portfolio. No customer accounts for more than 10 percent of revenues for HBC or the Company. While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company wide basis. Management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities. Accordingly, the Company and its subsidiary bank all operate as one business segment.

  Reclassifications

        Certain items in the consolidated financial statements for the years ended December 31, 2013 and 2012 were reclassified to conform to the 2014 presentation. These reclassifications did not affect previously reported net income.

  Adoption of New Accounting Standards

        In January 2014, the Financial Accounting Standards Board ("FASB") amended existing guidance clarifying that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. For entities other than public business entities, the amendments in this update are effective for annual periods beginning after December 15, 2014, and interim periods within annual periods beginning after December 15, 2015. The Company has evaluated the adoption of the new guidance and has determined it will not have a material impact on the consolidated financial statements.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its financial statements. The low income housing investment losses, net of the tax benefits received, are included in income tax expense for all periods reflected on the consolidated income statements. See Note 11 — Income Taxes for more information on the adoption of the proportional method of accounting for low income housing investments.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2) Accumulated Other Comprehensive Income ("AOCI")

        The following table reflects the changes in AOCI by component for the periods indicated:

	For the Years Ended December 31, 2014, 2013, and 2012
	Unrealized Gains (Losses) on Available- for-Sale Securities and I/O Strips(1)	Unamortized Unrealized Gain on Available- for-Sale Securities Reclassified to Held-to- Maturity(1)	Defined Benefit Pension Plan Items(1)	Total(1)
	(Dollars in thousands)
Beginning balance January 1, 2014, net of taxes	$(430)	$466	$(4,065)	$(4,029)
Other comprehensive income (loss) before reclassification, net of taxes	4,152	—	(1,910)	2,242
Amounts reclassified from other comprehensive income (loss), net of taxes	(56)	(31)	23	(64)

Net current period other comprehensive income (loss), net of taxes	4,096	(31)	(1,887)	2,178

Ending balance December 31, 2014, net of taxes	$3,666	$435	$(5,952)	$(1,851)

Beginning balance January 1, 2013, net of taxes	$7,887	$497	$(5,703)	$2,681
Other comprehensive income (loss) before reclassification, net of taxes	(8,295)	—	1,518	(6,777)
Amounts reclassified from other comprehensive income (loss), net of taxes	(22)	(31)	120	67

Net current period other comprehensive income (loss), net of taxes	(8,317)	(31)	1,638	(6,710)

Ending balance December 31, 2013, net of taxes	$(430)	$466	$(4,065)	$(4,029)

Beginning balance January 1, 2012, net of taxes	$6,210	$—	$(5,255)	$955
Other comprehensive income (loss) before reclassification, net of taxes	2,582	—	(568)	2,014

Amounts reclassified from other comprehensive income (loss), net of taxes	(905)	497	120	(288)

Net current period other comprehensive income, net of taxes	1,677	497	(448)	1,726

Ending balance December 31, 2012, net of taxes	$7,887	$497	$(5,703)	$2,681

(1)
Amounts in parenthesis indicate debits.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Amounts Reclassified from AOCI(1) For the Year Ended December 31,
				Affected Line Item Where Net Income is Presented
Details About AOCI Components	2014	2013	2012
	(Dollars in thousands)
Unrealized gains on available-for-sale securities and I/O strips	$97	$38	$1,560	Realized gains on sale of securities
	(41)	(16)	(655)	Income tax expense

	56	22	905	Net of tax

Amortization of unrealized gain on securities available-for-sale that were reclassified to securities held-to-maturity	54	54	(857)	Interest income on taxable securities
	(23)	(23)	360	Income tax (expense) benefit

	31	31	(497)	Net of tax

Amortization of defined benefit pension plan items(2)
Prior service cost	—	—	(27)
Prior transition obligation	102	84	73
Actuarial losses	(142)	(291)	(253)

	(40)	(207)	(207)	Income before income tax
	17	87	87	Income tax benefit

	(23)	(120)	(120)	Net of tax

Total reclassification for the year	$64	$(67)	$288

(1)
Amounts in parenthesis indicate debits.

(2)
This AOCI component is included in the computation of net periodic benefit cost (see Note 13 — Benefit Plans).

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3) Securities

        The amortized cost and estimated fair value of securities at year-end were as follows:

2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$150,570	$3,867	$(265)	$154,172
Corporate bonds	35,927	959	(23)	36,863
Trust preferred securities	15,000	300	—	15,300

Total	$201,497	$5,126	$(288)	$206,335

Securities held-to-maturity:
Agency mortgage-backed securities	$15,480	$44	$(118)	$15,406
Municipals — tax exempt	79,882	1,011	(1,346)	79,547

Total	$95,362	$1,055	$(1,464)	$94,953

2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized (Losses)	Estimated Fair Value
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$208,644	$2,465	$(3,465)	$207,644
Corporate bonds	53,002	527	(1,483)	52,046
Trust preferred securities	20,849	—	(439)	20,410

Total	$282,495	$2,992	$(5,387)	$280,100

Securities held-to-maturity:
Agency mortgage-backed securities	$15,932	$—	$(470)	$15,462
Municipals — tax exempt	79,989	54	(9,473)	70,570

Total	$95,921	$54	$(9,943)	$86,032

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Securities with unrealized losses at year end, aggregated by investment category and length of time that individual securities have been in an unrealized loss position, are as follows:

	Less Than 12 Months		12 Months or More		Total
2014	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$12,491	$(27)	$35,614	$(238)	$48,105	$(265)
Corporate bonds	—	—	5,148	(23)	5,148	(23)

Total	$12,491	$(27)	$40,762	$(261)	$53,253	$(288)

Securities held-to-maturity:
Agency mortgage-backed securities	$4,869	$(29)	$4,974	$(89)	$9,843	$(118)
Municipals — Tax Exempt	1,884	(16)	42,867	(1,330)	44,751	(1,346)

Total	$6,753	$(45)	$47,841	$(1,419)	$54,594	$(1,464)

	Less Than 12 Months		12 Months or More		Total
2013	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)	Fair Value	Unrealized (Losses)
	(Dollars in thousands)
Securities available-for-sale:
Agency mortgage-backed securities	$87,798	$(2,869)	$8,920	$(596)	$96,718	$(3,465)
Corporate bonds	38,092	(1,322)	1,860	(161)	39,952	(1,483)
Trust preferred securities	20,410	(439)	—	—	20,410	(439)

Total	$146,300	$(4,630)	$10,780	$(757)	$157,080	$(5,387)

Securities held-to-maturity:
Agency mortgage-backed securities	$5,978	$(101)	$9,134	$(369)	$15,112	$(470)
Municipals — Tax Exempt	38,177	(4,421)	25,520	(5,052)	63,697	(9,473)

Total	$44,155	$(4,522)	$34,654	$(5,421)	$78,809	$(9,943)

        There were no holdings of securities of any one issuer, other than the U.S. Government and its sponsored entities, in an amount greater than 10% of shareholders' equity. At December 31, 2014, the Company held 361 securities (130 available-for-sale and 231 held-to-maturity), of which 151 had fair values below amortized cost. At December 31, 2014, there were $35,614,000 of agency mortgage-backed securities available-for-sale, $5,148,000 of corporate bonds available-for-sale, $4,974,000 of agency mortgage-backed securities held-to-maturity and $42,867,000 of municipals bonds held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $1,680,000 at December 31, 2014. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

        At December 31, 2013, the Company held 392 securities (163 available-for-sale and 229 held-to-maturity), of which 275 had fair values below amortized cost. At December 31, 2013, there were

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$8,920,000 of agency mortgage-backed securities available-for-sale, $1,860,000 of corporate bonds available-for-sale, $9,134,000 of agency mortgage-backed securities held-to-maturity, and $25,520,000 of municipal bonds held-to-maturity carried with an unrealized loss for over 12 months. The total unrealized loss for securities over 12 months was $6,178,000 at December 31, 2013. The unrealized losses were due to higher interest rates. The issuers are of high credit quality and all principal amounts are expected to be paid when securities mature. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline. The Company does not believe that it is more likely than not that the Company will be required to sell a security in an unrealized loss position prior to recovery in value. The Company does not consider these securities to be other than temporarily impaired at December 31, 2013.

        The proceeds from sales of securities and the resulting gains and losses are listed below:

	2014	2013	2012
	(Dollars in thousands)
Proceeds	$108,603	$26,944	$40,587
Gross gains	1,008	310	1,560
Gross losses	(911)	(272)	—

        The amortized cost and fair value of debt securities as of December 31, 2014, by contractual maturity, are shown below. The expected maturities will differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after one through five years	$6,335	$6,713
Due after five through ten years	29,592	30,150
Due after ten years	15,000	15,300
Agency mortgage-backed securities	150,570	154,172

Total	$201,497	$206,335

	Held-to-maturity
	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
Due after five through ten years	5,883	6,050
Due after ten years	73,999	73,497
Agency mortgage-backed securities	15,480	15,406

Total	$95,362	$94,953

        Securities with amortized cost of $147,497,000 and $147,455,000 as of December 31, 2014 and 2013 were pledged to secure public deposits and for other purposes as required or permitted by law or contract.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Loans and Loan Servicing

        Loans at year-end were as follows:

	2014	2013
	(Dollars in thousands)
Loans held-for-investment:
Commercial	$462,403	$393,074
Real estate:
Commercial and residential	478,335	423,288
Land and construction	67,980	31,443
Home equity	61,644	51,815
Consumer	18,867	15,677

Loans	1,089,229	915,297
Deferred loan fees, net	(586)	(384)

Loans, net of deferred fees	1,088,643	914,913
Allowance for loan losses	(18,379)	(19,164)

Loans, net	$1,070,264	$895,749

        Changes in the allowance for loan losses were as follows:

	For the Year Ended December 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$12,533	$6,548	$83	$19,164
Charge-offs	(815)	(87)	(25)	(927)
Recoveries	418	62	—	480

Net charge-offs	(397)	(25)	(25)	(447)
Provision (credit) for loan losses	(949)	547	64	(338)

Balance, end of year	$11,187	$7,070	$122	$18,379

	For the Year Ended December 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$12,866	$6,034	$127	$19,027
Charge-offs	(1,676)	(276)	—	(1,952)
Recoveries	2,621	283	1	2,905

Net recoveries	945	7	1	953
Provision (credit) for loan losses	(1,278)	507	(45)	(816)

Balance, end of year	$12,533	$6,548	$83	$19,164

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2012
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Balance, beginning of year	$13,215	$7,338	$147	$20,700
Charge-offs	(3,935)	(1,528)	—	(5,463)
Recoveries	776	230	—	1,006

Net charge-offs	(3,159)	(1,298)	—	(4,457)
Provision (credit) for loan losses	2,810	(6)	(20)	2,784

Balance, end of year	$12,866	$6,034	$127	$19,027

        The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment, based on the impairment method as follows at year-end:

	December 31, 2014
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$404	$—	$—	$404
Collectively evaluated for impairment	10,783	7,070	122	17,975

Total allowance balance	$11,187	$7,070	$122	$18,379

Loans:
Individually evaluated for impairment	$2,701	$3,315	$6	$6,022
Collectively evaluated for impairment	459,702	604,644	18,861	1,083,207

Total loan balance	$462,403	$607,959	$18,867	$1,089,229

	December 31, 2013
	Commercial	Real Estate	Consumer	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,694	$741	$21	$2,456
Collectively evaluated for impairment	10,839	5,807	62	16,708

Total allowance balance	$12,533	$6,548	$83	$19,164

Loans:
Individually evaluated for impairment	$4,906	$6,790	$122	$11,818
Collectively evaluated for impairment	388,168	499,756	15,555	903,479

Total loan balance	$393,074	$506,546	$15,677	$915,297

        The following table presents loans held-for-investment individually evaluated for impairment by class of loans as of December 31, 2014 and December 31, 2013. The recorded investment included in the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following table represents loan principal net of any partial charge-offs recognized on the loans. The unpaid principal balance represents the recorded balance prior to any partial charge-offs.

	December 31, 2014			December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial	$2,282	$1,872	$—	$1,999	$1,915	$—
Real estate:
Commercial and residential	2,510	1,651	—	2,831	2,831	—
Land and construction	1,808	1,319	—	1,761	1,761	—
Home Equity	345	345	—	377	377	—
Consumer	6	6	—	—	—	—

Total with no related allowance recorded	6,951	5,193	—	6,968	6,884	—
With an allowance recorded:
Commercial	829	829	404	3,225	2,991	1,694
Real estate:
Commercial and residential	—	—	—	1,531	1,531	451
Land and construction	—	—	—	—	—	—
Home Equity	—	—	—	290	290	290
Consumer	—	—	—	122	122	21

Total with an allowance recorded	829	829	404	5,168	4,934	2,456

Total	$7,780	$6,022	$404	$12,136	$11,818	$2,456

        The following table presents interest recognized and cash-basis interest earned on impaired loans for the periods indicated:

	For the Year Ended December 31, 2014
		Real Estate
	Commercial	Commercial and Residential	Land and Construction	Home Equity	Consumer	Total
	(Dollars in thousands)
Average of impaired loans during the period	$4,069	$2,758	$1,628	$529	$56	$9,040
Interest income during impairment	$56	$—	$—	$—	$—	$56
Cash-basis interest earned	$—	$—	$—	$—	$—	$—

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

        Nonperforming loans include both smaller dollar balance homogenous loans that are collectively evaluated for impairment and individually classified loans. Nonperforming loans were as follows at year-end:

	2014	2013
	(Dollars in thousands)
Nonaccrual loans — held-for-investment	$5,855	$11,326
Restructured and loans over 90 days past due and still accruing	—	492

Total nonperforming loans	$5,855	$11,818

Other restructured loans	$167	$—
Impaired loans, excluding loans held-for-sale	$6,022	$11,818

        The following table presents the nonperforming loans by class at year-end:

	2014			2013
	Nonaccrual	Restructured and Loans over 90 Days Past Due and Still Accruing	Total	Nonaccrual	Restructured and Loans over 90 Days Past Due and Still Accruing	Total
	(Dollars in thousands)
Commercial	$2,534	$—	$2,534	$4,414	$492	$4,906
Real estate:		—
Commercial and residential	1,651	—	1,651	4,363	—	4,363
Land and construction	1,320	—	1,320	1,761	—	1,761
Home equity	344	—	344	666	—	666
Consumer	6	—	6	122	—	122

Total	$5,855	$—	$5,855	$11,326	$492	$11,818

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents the aging of past due loans as of December 31, 2014 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,002	$195	$1,978	$5,175	$457,228	$462,403
Real estate:
Commercial and residential	—	—	1,065	1,065	477,270	478,335
Land and construction	—	—	—	—	67,980	67,980
Home equity	—	—	—	—	61,644	61,644
Consumer	—	—	—	—	18,867	18,867

Total	$3,002	$195	$3,043	$6,240	$1,082,989	$1,089,229

        The following table presents the aging of past due loans as of December 31, 2013 by class of loans:

	30 - 59 Days Past Due	60 - 89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial	$3,314	$428	$2,865	$6,607	$386,467	$393,074
Real estate:
Commercial and residential	1,559	—	1,065	2,624	420,664	423,288
Land and construction	—	—	—	—	31,443	31,443
Home equity	28	—	290	318	51,497	51,815
Consumer	—	—	89	89	15,588	15,677

Total	$4,901	$428	$4,309	$9,638	$905,659	$915,297

        Past due loans 30 days or greater totaled $6,240,000 and $9,638,000 at December 31, 2014 and December 31, 2013, respectively, of which $3,130,000 and $5,900,000 were on nonaccrual. At December 31, 2014, there were also $2,725,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. At December 31, 2013, there were also $5,426,000 loans less than 30 days past due included in nonaccrual loans held-for-investment. Management's classification of a loan as "nonaccrual" is an indication that there is reasonable doubt as to the full recovery of principal or interest on the loan. At that point, the Company stops accruing interest income, and reverses any uncollected interest that had been accrued as income. The Company begins recognizing interest income only as cash interest payments are received and it has been determined the collection of all outstanding principal is not in doubt. The loans may or may not be collateralized, and collection efforts are pursued.

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

        Loss.    Loans classified as loss are considered uncollectable or of so little value that their continuance as assets is not warranted. This classification does not necessarily mean that a loan has no recovery or salvage value; but rather, there is much doubt about whether, how much, or when the recovery would occur. Loans classified as loss are immediately charged off against the allowance for loan losses. Therefore, there is no balance to report at December 31, 2014 or 2013.

        The following table provides a summary of the loan portfolio by loan type and credit quality classification for the periods indicated:

	December 31, 2014			December 31, 2013
	Nonclassified	Classified	Total	Nonclassified	Classified	Total
	(Dollars in thousands)
Commercial	$455,767	$6,636	$462,403	$380,806	$12,268	$393,074
Real estate:
Commercial and residential	472,061	6,274	478,335	416,992	6,296	423,288
Land and construction	66,660	1,320	67,980	29,682	1,761	31,443
Home equity	60,736	908	61,644	48,818	2,997	51,815
Consumer	18,518	349	18,867	15,336	341	15,677

Total	$1,073,742	$15,487	$1,089,229	$891,634	$23,663	$915,297

        In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

foreseeable future without the modification. This evaluation is performed under the Company's underwriting policy.

        For the year ended December 31, 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included a reduction of the stated interest rate of the loan, or an extension of maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

        The book balance of troubled debt restructurings at December 31, 2014 was $1,083,000, which included $916,000 of nonaccrual loans and $167,000 of accruing loans. The book balance of troubled debt restructurings at December 31, 2013 was $3,722,000, which included $3,230,000 of nonaccrual loans and $492,000 of accruing loans. Approximately $113,000 and $1,186,000 in specific reserves were established with respect to these loans as of December 31, 2014 and December 31, 2013. As of December 31, 2014 and December 31, 2013, the Company had no additional amounts committed on any loan classified as a troubled debt restructuring.

        There were no loans by class modified as troubled debt restructurings during the twelve month period ended December 31, 2014.

        The following table presents loans by class modified as troubled debt restructurings during the twelve month period ended December 31, 2013:

	During the Year Ended December 31, 2013
Troubled Debt Restructurings:	Number of Contracts	Pre-modification Outstanding Recorded Investment	Post-modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial	1	$211	$211
Real Estate-Commercial and residential	1	1,531	1,531

Total	2	$1,742	$1,742

        The troubled debt restructurings described above increased the allowance for loan losses by $491,000 through the allocation of specific reserves, and resulted in no charge-offs for the years ended December 31, 2013.

        A loan is considered to be in payment default when it is 30 days contractually past due under the modified terms. There were no defaults on troubled debt restructurings within twelve months following the modification during the years ended December 31, 2014 and 2013.

        At December 31, 2014 and 2013, the Company serviced SBA loans sold to the secondary market of approximately $130,611,000 and $135,513,000.

        Servicing assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. The weighted average servicing rate for all loans serviced was 1.20% and 1.34% at December 31, 2014 and 2013, respectively.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Servicing rights are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for loan servicing rights follows:

	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of year	$525	$709	$792
Additions	319	106	184
Amortization	(279)	(290)	(267)

Balance, end of year	$565	$525	$709

        There was no valuation allowance for servicing rights at December 31, 2014 and 2013, because the estimated fair value of the servicing rights was greater than the carrying value. The estimated fair value of loan servicing rights was $2,426,000 and $2,556,000 at December 31, 2014 and 2013, respectively. The fair value of servicing rights at December 31, 2014, was estimated using a weighted average constant prepayment rate ("CPR") assumption of 7.32%, and a weighted average discount rate assumption of 12.11%. The fair value of servicing rights at December 31, 2013 was estimated using a weighted average constant prepayment rate ("CPR") assumption of 6.83%, and a weighted average discount rate assumption of 13.55%.

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

        I/O strip receivables are included in "accrued interest receivable and other assets" on the consolidated balance sheets. Activity for I/O strip receivables follows:

	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of year	$1,647	$1,786	$2,094
Unrealized loss	(166)	(139)	(308)

Balance, end of year	$1,481	$1,647	$1,786

(5) Premises and Equipment

        Premises and equipment at year-end were as follows:

	2014	2013
	(Dollars in thousands)
Building	$3,256	$3,256
Land	2,900	2,900
Furniture and equipment	8,082	7,203
Leasehold improvements	4,658	4,225

	18,896	17,584
Accumulated depreciation and amortization	(11,445)	(10,344)

Premises and equipment, net	$7,451	$7,240

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Depreciation and amortization expense was $725,000, $729,000, and $750,000 in 2014, 2013, and 2012, respectively.

(6) Leases

  Operating Leases

        The Company owns one of its offices and leases the others under non-cancelable operating leases with terms, including renewal options, ranging from five to fifteen years. Future minimum payments under the agreements are as follows:

Year ending December 31,	(Dollars in thousands)
2015	$2,759
2016	2,733
2017	2,549
2018	2,034
2019	1,856
Thereafter	1,127

Total	$13,058

        Rent expense under operating leases was $2,692,000, $2,719,000, and $2,735,000 in 2014, 2013, and 2012, respectively.

(7) Acquisition of Bay View Funding

        On October 8, 2014, HBC entered into a Stock Purchase Agreement ("Purchase Agreement") with BVF/CSNK Acquisition Corp., a Delaware corporation ("Bay View Funding" or "BVF") pursuant to which HBC agreed to acquire all of the outstanding common stock from the stockholders of BVF for an aggregate purchase price of $22,520,000 ("Acquisition"). The Acquisition closed on November 1, 2014, and BVF became a wholly owned subsidiary of HBC. At the Closing the Bank paid in cash $20,268,000 of the total purchase price to the BVF stockholders, and $2,252,000, or 10% of the purchase price, was deposited into an 18 month escrow account. Based in Santa Clara, California, BVF through its wholly-owned subsidiary CSNK Working Capital Finance Corp., a California corporation ("CSNK"), dba Bay View Funding provides business essential working capital factoring financing to various industries throughout the United States. Combining BVF's staff and national reach with Heritage Bank of Commerce's banking products and services further diversifies the Bank's commercial products and services. The BVF platform is scalable and is aligned with recent key product initiatives designed to deliver a full spectrum of commercial lending products to our markets. BVF's results of operations have been included in the Company's results beginning November 1, 2014, providing net interest income of $1,958,000, noninterest income of $84,000, and $558,000 of the Company's net income for the year ended December 31, 2014. The one-time pre-tax acquisition costs incurred by the Company for the BVF acquisition totaled $895,000 for the year ended December 31, 2014.

        The consolidated financial statements for the year ended December 31, 2014 include purchase accounting adjustments to record the assets and liabilities of BVF at their estimated fair values. The

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

(Dollars in thousands)
Cash and cash equivalents	$602
Net loans	42,300
Goodwill	13,044
Other intangible assets	2,259
Premises and equipment	119
Other assets, net	738

Total assets acquired	59,062
Borrowings	(31,647)
Other liabilities	(4,895)

Total liabilities assumed	(36,542)

Total consideration paid	$22,520

        The fair value of net assets acquired includes fair value adjustments to certain factored receivables that were not considered impaired as of the acquisition date. The fair value of factored receivables is based on estimated rates of return expected by market participants discounted over the expected duration of the portfolio which is less than 60 days. In addition to underwriting of its clients, BVF also performs significant underwriting of the account debtors and limits the overall level of receivables it purchases related to any given account debtor. Faster turnover of receivables implies less risk and, therefore, warrants a lower associated fair value mark. The average life of the factored receivables is 31 days. The gross contractual amounts receivable totaled $42,413,000 as of November 1, 2014. As of that date, contractual cash flows not expected to be collected on these receivables totaled $113,000, which has been recorded as the credit risk component of the purchase discount, and which represents 0.3% of the gross factored receivables outstanding.

        Goodwill of $13,044,000 arising from the acquisition of BVF is primarily attributable to synergies and cost savings of combining the operations of the companies. The goodwill will not be deductible for tax purposes. The fair values of assets acquired and liabilities assumed are subject to adjustment during the first twelve months after the acquisition date if additional information becomes available to indicate a more accurate or appropriate value for an asset or liability.

        The Acquisition purchase agreement contains customary representations and warranties by BVF and the BVF stockholders, covenants by BVF regarding the operation of its business between the date of signing of the purchase agreement and the closing date of the Acquisition, and indemnification provisions whereby the BVF stockholders agreed to indemnify BVF, CSNK, HBC and their affiliated parties for breaches of representations and warranties, breaches of covenants and certain other matters. Of the total purchase price, $2,252,000, or 10%, was deposited into an escrow account with an independent escrow agent to support the indemnification obligations, if any, of indemnification claims against the BVF stockholders. Any amounts remaining in the escrow account will be released to the BVF stockholders after 18 months following the closing date of the Acquisition, net of any indemnification payments made from the escrow or amounts reserved for pending claims pursuant to any indemnification claims under the purchase agreement. As of the date of this report, it is not possible to estimate if any claims will be made and, if made the amounts involved, against the escrow account. Therefore, the Company has assumed that

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the full escrow amount will be paid to the stockholders of BVF for purposes of determining the fair value of $2,252,000 at November 1, 2014.

        The following table presents pro forma financial information as if the acquisition had occurred on January 1, 2013, which includes the pre-acquisition period for BVF. The historical unaudited pro forma financial information has been adjusted to reflect supportable items that are directly attributable to the acquisition and expected to have a continuing impact on consolidated results of operations, as such, one-time acquisition costs are not included. The unaudited pro forma financial information is provided for informational purposes only. The unaudited pro forma financial information is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the acquisition been completed as of the dates indicated or that may be achieved in the future. The preparation of the unaudited pro forma combined consolidated financial statements and related adjustments required management to make certain assumptions and estimates. .

UNAUDITED	2014	2013
	(Dollars in thousands, except per share amounts)
Net interest income	$66,105	$59,998
Noninterest income	8,293	8,080

Total revenue	$74,398	$68,078

Net income	$15,141	$13,397
Net income per share — basic	$0.47	$0.42
Net income per share — diluted	$0.47	$0.42

(8) Goodwill and Other Intangible Assets

  Goodwill

        The Company recognized $13,044,000 of goodwill upon its acquisition of Bay View Funding on November 1, 2014. Goodwill remained at $13,044,000 as of December 31, 2014.

  Other Intangible Assets

        Core deposit and customer relationship intangible assets acquired in the 2007 acquisition of Diablo Valley Bank were $5,049,000 and $276,000, respectively. These assets are amortized over their estimated useful lives. Customer relationship intangible asset is fully amortized at December 31, 2014. Accumulated amortization of these intangible assets was $4,257,000 and $3,798,000 at December 31, 2014 and 2013, respectively.

        Other intangible assets acquired in the acquisition of Bay View Funding in November 2014 included: a below market value lease intangible asset of $109,000 (amortized over 3 years), customer relationship and brokered relationship intangible assets of $1,900,000, (amortized over the 10 year estimated useful lives), and a non-compete agreement intangible asset of $250,000 (amortized over 3 years). Accumulated amortization of these intangible assets was $51,000 at December 31, 2014.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Estimated amortization expense for each of the next five years follows:

(Dollars in thousands)
2015	$755
2016	736
2017	486
2018	190
2019	190

        The estimated amortization expense related to the Diablo Valley Bank acquisition for each of the years 2015 through 2019 is $446,000, $427,000, $195,000, $0, and $0, respectively. The estimated amortization expense related to the Bay View Funding acquisition for each of the years 2015 through 2019 is $309,000, $309,000, $291,000, $190,000, and $190,000, respectively.

        Impairment testing of the intangible assets is performed at the individual asset level. Impairment exists if the carrying amount of the asset is not recoverable and exceeds its fair value at the date of the impairment test. For intangible assets, estimates of expected future cash flows (cash inflows less cash outflows) that are directly associated with an intangible asset are used to determine the fair value of that asset. Management makes certain estimates and assumptions in determining the expected future cash flows from core deposit and customer relationship intangibles including account attrition, expected lives, discount rates, interest rates, servicing costs and other factors. Significant changes in these estimates and assumptions could adversely impact the valuation of these intangible assets. If an impairment loss exists, the carrying amount of the intangible asset is adjusted to a new cost basis. The new cost basis is then amortized over the remaining useful life of the asset. Based on its assessment, management concluded that there was no impairment of intangible assets at December 31, 2014 and December 31, 2013.

(9) Deposits

        Time deposits of $250,000 and over, including time deposits within the Certificate of Deposit Account Registry Service ("CDARS") and brokered deposits of $250,000 and over, were $193,228,000 and $213,769,000 at December 31, 2014 and 2013, respectively. The following table presents the scheduled maturities of all time deposits and brokered deposits for the next five years:

(Dollars in thousands)
2015	$230,675
2016	23,791
2017	728
2018	29
2019	1,000

Total	$256,223

        At December 31, 2014, total CDARS deposits of $11,248,000 include money market deposits of $4,036,000, which have no scheduled maturity date, and therefore, are excluded from the table above.

        At December 31, 2014, the Company had securities pledged with a fair value of $109,764,000 for $98,019,000 in certificates of deposits (including accrued interest) with the State of California. At December 31, 2013, the Company had securities pledged with a fair value of $107,965,000 for $98,022,000 in certificates of deposits (including accrued interest) with the State of California.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The CDARS program allows customers with deposits in excess of FDIC-insured limits to obtain full coverage on time deposits through a network of banks within the CDARS program. Deposits gathered through these programs are considered brokered deposits under current regulatory reporting guidelines. CDARS deposits were comprised of $4,036,000 of money market accounts and $7,212,000 of time deposits at December 31, 2014. CDARS deposits were comprised of $34,789,000 of money market accounts and $5,669,000 of time deposits at December 31, 2013. The CDARS money market deposits at December 31, 2013, included $27,463,000 in deposits from a law firm for legal settlements. All of the $27,463,000 in deposits from the law firm were withdrawn in the first quarter of 2014.

        Deposits from executive officers, directors, and their affiliates were $2,593,000 and $3,122,000 at December 31, 2014 and 2013, respectively.

(10) Borrowing Arrangements

  Federal Home Loan Bank Borrowings, Federal Reserve Bank Borrowings, and Available Lines of Credit

        The Company maintains a collateralized line of credit with the FHLB of San Francisco. Under this line, the Company can borrow from the FHLB on a short-term (typically overnight) or long-term (over one year) basis. As of December 31, 2014, and December 31, 2013, the Company had no overnight borrowings from the FHLB. The Company had $246,635,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $139,990,000 at December 31, 2014. The Company had $253,472,000 of loans and no securities pledged to the FHLB as collateral on a line of credit of $125,330,000 at December 31, 2013.

        The Company can also borrow from the FRB's discount window. The Company had approximately $387,972,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $260,439,000 at December 31, 2014, none of which was outstanding. The Company had approximately $323,209,000 of loans pledged to the FRB as collateral on an available line of credit of approximately $241,515,000 at December 31, 2013, none of which was outstanding.

        At December 31, 2014, the Company has Federal funds purchase arrangements and lines of credit available of $55,000,000. There were no Federal funds purchased at December 31, 2014 and 2013.

        At November 1, 2014 Bay View Funding had $1,000,000 outstanding on a subordinated revolving line credit from a related party with a maturity date of June 30, 2015. On November 5, 2014, BVF paid off the related party line of credit of $1,000,000.

        Bay View Funding had a $32,500,000 revolving bank line of credit. Repayment of the line of credit was secured by all the assets of BVF and was set to mature on April 3, 2015. On December 17, 2014, the remaining unpaid principal balance of $14,002,000 was paid, along with a $325,000 prepayment premium, to close out the $32,500,000 revolving bank line of credit.

  Subordinated Debt

        The Company supported its growth through the issuance of trust preferred securities from special purpose trusts and accompanying sales of subordinated debt to these trusts. The subordinated debt issued to the trusts was senior to the outstanding shares of common stock and Series C Preferred Stock. As a result, payments were required on the subordinated debt before any dividends could be paid on the common stock and Series C Preferred Stock. Under the terms of the subordinated debt, the Company could defer interest payments for up to five years. Interest payments on the subordinated notes payable to the Company's subsidiary grantor Trusts were deductible for tax purposes.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the third quarter of 2012, the Company redeemed its 10.875% fixed-rate subordinated debentures in the amount of $7,000,000 issued to Heritage Capital Trust I and the Company's 10.600% fixed-rate subordinated debentures in the amount of $7,000,000 issued to Heritage Statutory Trust I. The related trust securities issued by Capital Trust I and Statutory Trust I were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved.

        During the third quarter of 2013, the Company redeemed its Company's variable rate subordinated debentures in the amount of $5,000,000 issued to Heritage Statutory Trust II and the Company's variable rate subordinated debentures in the amount of $4,000,000 issued to Heritage Statutory Trust III. The related trust securities issued by Statutory Trust II and Statutory Trust III were also redeemed in connection with the subordinated debt redemption and the trusts were dissolved.

11) Income Taxes

        Income tax (benefit) consisted of the following for the year ended December 31, as follows:

	2014	2013	2012
	(Dollars in thousands)
Currently payable tax:
Federal	$4,392	$5,015	$4,139
State	818	63	51

Total currently payable	5,210	5,078	4,190
Deferred tax (benefit):
Federal	1,114	(130)	292
State	1,214	1,258	1,007

Total deferred tax	2,328	1,128	1,299

Income tax	$7,538	$6,206	$5,489

        The effective tax rate differs from the Federal statutory rate for the years ended December 31, as follows:

	2014	2013	2012
Statutory Federal income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal tax benefit	6.5%	5.3%	4.7%
Low income housing credits, net of investment losses	0.8%	0.6%	-0.6%
Increase in cash surrender value of life insurance	-2.7%	-3.5%	-4.2%
Non-taxable interest income	-3.2%	-2.9%	-0.3%
Split-dollar term insurance	0.1%	0.2%	0.0%
Other, net	-0.5%	0.3%	1.0%

Effective tax rate	36.0%	35.0%	35.6%

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Deferred tax assets and liabilities that result from the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes at December 31, are as follows:

	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Defined postretirement benefit obligation	$10,327	$8,707
Allowance for loan losses	7,728	8,058
Tax credit carryforwards	2,441	3,958
Stock compensation	1,693	1,697
California net operating loss carryforwards	—	1,138
Accrued expenses	1,446	1,029
Securities available-for-sale	—	668
Loans	2	—
Fixed assets	702	613
Nonaccrual interest	25	134
Split-dollar life insurance benefit plan	112	108
State income taxes	213	—
Other	359	451

Total deferred tax assets	25,048	26,561
Deferred tax liabilities:
Securities available-for-sale	(2,351)	—
FHLB stock	(245)	(263)
Prepaid expenses	(464)	(481)
Intangible assets	(1,334)	(642)
I/O strips	(621)	(691)
Loan fees	(1,131)	(1,025)
Other	(375)	(133)

Total deferred tax liabilities	(6,521)	(3,235)

Net deferred tax assets	$18,527	$23,326

        Tax credit carryforwards as of December 31, 2014 consist of the following:

	2014
	(Dollars in thousands)
Low income housing credits	$1,388	(begin to expire in 2030)
Alternative Minimum Tax credits	870	(no expiration date)
State tax credits, net of federal tax effects	181	(no expiration date)
New Hire Retention Credit	2	(expires in 2031)

Total tax credit carryforwards	$2,441

        If the Company were to generate a Federal net operating loss, it would have the ability to carryback its net operating loss to recover some federal income taxes paid in prior years. Under current California law, if the Company were to generate a state net operating loss, it would have the ability to carryback 75% of the net operating loss to recover some state income taxes paid in prior years.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Under generally accepted accounting principles, a valuation allowance is required if it is "more likely than not" that a deferred tax asset will not be realized. The determination of the realizability of the deferred tax assets is highly subjective and dependent upon judgment concerning management's evaluation of both positive and negative evidence, including forecasts of future income, cumulative losses, applicable tax planning strategies, and assessments of current and future economic and business conditions. In accordance with Accounting Standards Codification (ASC) 740-10 Accounting for Uncertainty in Income Taxes, the Company estimated the need for a reserve for income taxes of $250,000 for uncertain state income tax positions of BVF.

        At December 31, 2014, and December 31, 2013, the Company had net deferred tax assets of $18,527,000 and $23,326,000, respectively. At December 31, 2014, the Company determined that a valuation allowance for deferred tax assets was not necessary.

        The Company and its subsidiaries are subject to U.S. Federal income tax as well as income tax of the State of California. The Company is no longer subject to examination by Federal and state taxing authorities for years before 2011 and 2010, respectively.

        The Company adopted the proportional amortization method of accounting for its low income housing investments in the third quarter of 2014. The Company quantified the impact of adopting the proportional amortization method compared to the equity method to its current year and prior period financial statements. The Company determined that the adoption of the proportional amortization method did not have a material impact to its financial statements. The low income housing investment losses, net of the tax benefits received, are included in income tax expense for all periods reflected on the consolidated income statements. The following tables reflect noninterest expense, income tax expense, and the effective tax rate as originally reported and with the low income housing investment losses reclassified under the proportional amortization method of accounting for the periods indicated:

		For the Quarter Ended
	For the Year Ended 12/31/14
		12/31/14	09/30/14	06/30/14	03/31/14
	(Dollars in thousands)
Noninterest expense as originally reported	$44,222	$12,415	$10,139	$10,934	$10,734
Low income housing investment losses reclassified to income tax expense	—	—	353	(165)	(188)

Noninterest expense under the proportional method	$44,222	$12,415	$10,492	$10,769	$10,546

Income tax expense as originally reported	$7,538	$1,993	$2,322	$1,672	$1,551
Low income housing investment losses reclassified from noninterest expense	—	—	(353)	165	188

Income tax expense under the proportional method	$7,538	$1,993	$1,969	$1,837	$1,739

Effective tax rate as originally reported	36.0%	35.6%	40.4%	33.5%	33.5%
Effective under the proportional method	36.0%	35.6%	36.5%	35.6%	36.1%

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended 12/31/13	For the Year Ended 12/31/12
	(Dollars in thousands)
Noninterest expense as originally reported	$41,722	$40,256
Low income housing investment losses reclassified to income tax expense	(1,252)	(1,195)

Noninterest expense under the proportional method	$40,470	$39,061

Income tax expense as originally reported	$4,954	$4,294
Low income housing investment losses reclassified from noninterest expense	1,252	1,195

Income tax expense under the proportional method	$6,206	$5,489

Effective tax rate as originally reported	30.0%	30.2%
Effective under the proportional method	35.0%	35.6%

        The following table reflects the carry amounts of the low income housing investments included in accrued interest receivable and other assets, and the future commitments as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Low income housing investments	$5,268	$1,227
Future commitments	$1,827	$59

        The Company expects $1,193,000 of the future commitments to be paid in 2015, $550,000 in 2016, and $84,000 in 2017 through 2023.

        For tax purposes, the Company had low income housing tax credits of $581,000 and $731,000 for the years ended December 31, 2014 and December 2013, respectively, and low income housing investment losses of $338,000 and $263,000, respectively. The Company recognized low income housing investment expense as a component of income tax expense of $174,000 for the year ended December 31, 2014.

(12) Equity Plan

        The Company maintained an Amended and Restated 2004 Equity Plan (the "2004 Plan") for directors, officers, and key employees. The 2004 Plan was terminated on May 23, 2013. On May 23, 2013, the Company's shareholders approved the 2013 Equity Incentive Plan (the "2013 Plan"). The equity plans provide for the grant of incentive and nonqualified stock options and restricted stock. The equity plans provide that the option price for both incentive and nonqualified stock options will be determined by the Board of Directors at no less than the fair value at the date of grant. Options granted vest on a schedule determined by the Board of Directors at the time of grant. Generally options vest over four years. All options expire no later than ten years from the date of grant. Restricted stock is subject to time vesting. In 2014, the Company granted 385,050 shares of nonqualified stock options and 90,000 shares of restricted stock subject to time vesting requirements. There were 1,273,816 shares available for the issuance of equity awards under the 2013 Plan as of December 31, 2014.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Stock option activity under the equity plans is as follows:

Total Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	1,506,504	$11.80
Granted	385,050	$8.15
Exercised	(62,567)	$4.19
Forfeited or expired	(102,881)	$12.41

Outstanding at December 31, 2014	1,726,106	$11.23	5.9	$2,478,300

Vested or expected to vest	1,639,801		5.9	$2,354,385

Exercisable at December 31, 2014	1,176,652		4.5	$1,703,800

        Information related to the equity plans for each of the last three years:

	2014	2013	2012
Intrinsic value of options exercised	$258,467	$51,000	$10,000
Cash received from option exercise	$262,035	$88,000	$25,000
Tax benefit realized from option exercises	$102,710	$17,245	$3,000
Weighted average fair value of options granted	$3.90	$3.84	$3.67

        As of December 31, 2014, there was $2,092,000 of total unrecognized compensation cost related to nonvested stock options granted under the equity plans. That cost is expected to be recognized over a weighted-average period of approximately 2.71 years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table, including the weighted average assumptions for the option grants in each year.

	2014	2013	2012
Expected life in months(1)	84	96	84
Volatility(1)	57%	54%	57%
Weighted average risk-free interest rate(2)	2.09%	1.49%	1.31%
Expected dividends(3)	2.06%	0.12%	0.00%

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company estimates the impact of forfeitures based on historical experience. Should the Company's current estimate change, additional expense could be recognized or reversed in future periods. The Company issues authorized shares of common stock to satisfy stock option exercises.

        Restricted stock activity under the equity plans is as follows:

Total Restricted Stock Award	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares at January 1, 2014	58,000	$6.28
Granted	90,000	$8.44
Vested	(48,000)	$6.23

Nonvested shares at December 31, 2014	100,000	$8.25

        As of December 31, 2014, there was $714,000 of total unrecognized compensation cost related to nonvested restricted stock awards granted under the 2004 Plan and 2013 Plan. The cost is expected to be recognized over a weighted-average period of approximately 3.75 years.

(13) Benefit Plans

  401(k) Savings Plan

        The Company offers a 401(k) savings plan that allows employees to contribute up to a maximum percentage of their compensation, as established by the Internal Revenue Code. The Company made a discretionary matching contribution of up to $1,000 for each employee's contributions in 2014, 2013 and 2012. Contribution expense was $206,000, $196,000, and $187,000 in 2014, 2013 and 2012, respectively.

  Employee Stock Ownership Plan

        The Company sponsors a non-contributory employee stock ownership plan. To participate in this plan, an employee must have worked at least 1,000 hours during the year and must be employed by the Company at year-end. Employer contributions to the ESOP are discretionary. The Company has suspended contributions to the ESOP since 2010. At December 31, 2014, the ESOP owned 125,713 shares of the Company's common stock.

  Deferred Compensation Plan

        The Company has a nonqualified deferred compensation plan for its directors ("Deferral Agreements"). Under the Deferral Agreements, a participating director may defer up to 100% of his or her board fees into a deferred account. The director may elect a distribution schedule of up to ten years. Amounts deferred earn interest. The Company's deferred compensation obligation of $50,000 and $173,000 as of December 31, 2014 and 2013 is included in "Accrued interest payable and other liabilities."

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

  Nonqualified Defined Benefit Pension Plan

        The Company has a supplemental retirement plan covering some current and some former key executives and directors ("SERP"). The SERP is an unfunded, nonqualified defined benefit plan. The combined number of active and retired/terminated participants in the SERP was 53 at December 31, 2014. The defined benefit represents a stated amount for key executives and directors that generally vests over nine years and is reduced for early retirement. The projected benefit obligation is included in "Accrued interest payable and other liabilities" on the consolidated balance sheets. The SERP has no assets and the entire projected benefit obligation is unfunded. The measurement date of the SERP is December 31.

        The following table sets forth the SERP's status at December 31:

	2014	2013
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$20,712	$21,305
Service cost	714	1,214
Actuarial loss (gain)	3,059	(1,746)
Interest cost	911	783
Benefits paid	(826)	(844)

Projected benefit obligation at end of year	$24,570	$20,712

Amounts recognized in accumulated other comprehensive loss: Net actuarial loss	$6,730	$3,813

        Weighted-average assumptions used to determine the benefit obligation at year-end:

	2014	2013
Discount rate	3.65%	4.50%
Rate of compensation increase	N/A	N/A

        Estimated benefit payments over the next ten years, which reflect anticipated future events, service and other assumptions, are as follows:

Year	Estimated Benefit Payments
(Dollars in thousands)
2015	$866
2016	1,248
2017	1,422
2018	1,525
2019	1,549
2020 to 2024	8,814

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of pension cost for the SERP follow:

	2014	2013
	(Dollars in thousands)
Components of net periodic benefit cost:
Service cost	$714	$1,214
Interest cost	911	783
Amortization of net actuarial loss	142	291

Net periodic benefit cost	$1,767	$2,288

        The estimated net actuarial loss and prior service cost for the SERP that will be amortized from Accumulated Other Comprehensive Loss into net periodic benefit cost over the next fiscal year are $386,000 and $142,000 as of December 31, 2014 and 2013, respectively.

        Net periodic benefit cost was determined using the following assumption:

	2014	2013
Discount rate	4.50%	3.75%
Rate of compensation increase	N/A	N/A

  Split-Dollar Life Insurance Benefit Plan

        The Company maintains life insurance policies for some current and some former directors and officers that are subject to split-dollar life insurance agreements, which continues after the participant's employment and retirement. All participants are fully vested in their split-dollar life insurance benefits. The accrued benefit liability for the split-dollar insurance agreements represents either the present value of the future death benefits payable to the participants' beneficiaries or the present value of the estimated cost to maintain life insurance, depending on the contractual terms of the participant's underlying agreement.

        The split-dollar life insurance projected benefit obligation is included in "Accrued interest payable and other liabilities" on the consolidated balance sheets. The measurement date of the split-dollar life insurance benefit plan is December 31.

        The following sets forth the funded status of the split dollar life insurance benefits.

	2014	2013
	(Dollars in thousands)
Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$4,353	$4,717
Interest cost	196	177
Actuarial loss (gain)	92	(541)

Projected benefit obligation at end of year	$4,641	$4,353

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Amounts recognized in accumulated other comprehensive income (loss) at December 31 consist of:

	2014	2013
	(Dollars in thousands)
Net actuarial loss	$540	$256
Prior transition obligation	1,507	1,597

Accumulated other comprehensive loss	$2,047	$1,853

        Weighted-average assumption used to determine the benefit obligation at year-end follow:

	2014	2013
Discount rate	3.65%	4.50%

        Components of net periodic benefit cost during the year are:

	2014	2013
	(Dollars in thousands)
Amortization of prior transition obligation	$(102)	$(84)
Interest cost	196	177

Net periodic benefit cost	$94	$93

        The estimated net actuarial loss and prior transition obligation for the split-dollar life insurance benefit plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year are $90,000 as of December 31, 2014 and 2013.

        Weighted-average assumption used to determine the net periodic benefit cost:

	2014	2013
Discount rate	4.50%	3.75%

(14) Fair Value

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Financial Assets and Liabilities Measured on a Recurring Basis

        The fair values of securities available-for-sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). The Company uses matrix pricing (Level 2 inputs) to establish the fair value of its securities available-for-sale.

        The fair value of interest-only ("I/O") strip receivable assets is based on a valuation model used by a third party. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2014:
Available-for-sale securities:
Agency mortgage-backed securities	$154,172	—	$154,172	—
Corporate bonds	$36,863	—	$36,863	—
Trust preferred securities	$15,300	—	$15,300	—
I/O strip receivables	$1,481	—	$1,481	—
Assets at December 31, 2013:
Available-for-sale securities:
Agency mortgage-backed securities	$207,644	—	$207,644	—
Corporate bonds	$52,046	—	$52,046	—
Trust preferred securities	$20,410	—	$20,410	—
I/O strip receivables	$1,647	—	$1,647	—

        There were no transfers between Level 1 and Level 2 during the year for assets measured at fair value on a recurring basis.

  Financial Assets and Liabilities Measured on a Non-Recurring Basis

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

		Fair Value Measurements Using
	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets at December 31, 2014:
Impaired loans — held-for-investment:
Commercial	$859	—	—	$859
Real estate:
Commercial and residential	587	—	—	587
Land and construction	1,176	—	—	1,176

	$2,622	—	—	$2,622

Foreclosed assets:
Commercial	$31	—	—	$31

	$31			$31

Assets at December 31, 2013:
Impaired loans — held-for-investment:
Commercial	$1,780	—	—	$1,780
Real estate:
Commercial and residential	2,846	—	—	2,846
Land and construction	1,290	—	—	1,290
Consumer	100	—	—	100

	$6,016	—	—	$6,016

Foreclosed assets:
Land and construction	$575	—	—	$575

	$575			$575

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table shows the detail of the impaired loans held-for-investment and the impaired loans held-for-investment carried at fair value for the periods indicated:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Impaired loans held-for-investment:
Book value of impaired loans held-for-investment carried at fair value	$3,026	$8,472
Book value of impaired loans held-for-investment carried at cost	2,996	3,346

Total impaired loans held-for-investment	$6,022	$11,818

Impaired loans held-for-investment carried at fair value:
Book value of impaired loans held-for-investment carried at fair value	$3,026	$8,472
Specific valuation allowance	(404)	(2,456)

Impaired loans held-for-investment carried at fair value, net	$2,622	$6,016

        Impaired loans held-for-investment of $6,022,000 at December 31, 2014, after partial charge-offs of $107,000 in 2014, were analyzed for additional impairment primarily using the fair value of collateral. In addition, these loans had a specific valuation allowance of $404,000 at December 31, 2014. Impaired loans held-for-investment totaling $3,026,000 at December 31, 2014 were carried at fair value as a result of the aforementioned partial charge-offs and specific valuation allowances at year-end. The remaining $2,996,000 of impaired loans were carried at cost at December 31, 2014, as the fair value of the collateral exceeded the cost basis of each respective loan. Partial charge-offs and changes in specific valuation allowances during 2014 on impaired loans held-for-investment carried at fair value at December 31, 2014 resulted in a credit to the provision for loan losses of $100,000.

        At December 31, 2014, foreclosed assets had a carrying amount of $696,000, with no valuation allowance at December 31, 2014.

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table presents quantitative information about level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis, except for consumer loans, at December 31, 2014 and 2013:

	December 31, 2014
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans — held-for-investment:
Commercial	$859	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Real estate:
Commercial and residential	587	Market Approach	Discount adjustment for differences between comparable sales	0% to 3% (3%)
Land and construction	1,176	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Commercial	31	Market Approach	Discount adjustment for differences between comparable sales	Less than 1%

	December 31, 2013
	Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
	(Dollars in thousands)
Impaired loans — held-for-investment:
Commercial	$1,780	Market Approach	Discount adjustment for differences between comparable sales	2% to 3% (2%)
Real estate:
Commercial and residential	2,846	Market Approach	Discount adjustment for differences between comparable sales	1% to 15% (2%)
Land and construction	1,290	Market Approach	Discount adjustment for differences between comparable sales	1% to 2% (2%)
Foreclosed assets:
Land and construction	575	Market Approach	Discount adjustment for differences between comparable sales	1% to 16% (7%)

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

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

as a business. Adjustments are then made based on the type of property, age of appraisal, current status of property and other related factors to estimate the current value of collateral.

        The carrying amounts and estimated fair values of the Company's financial instruments, at year-end were as follows:

		December 31, 2014 Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$122,403	$122,403	$—	$—	$122,403
Securities available-for-sale	206,335	—	206,335	—	206,335
Securities held-to-maturity	95,362	—	94,953	—	94,953
Loans (including loans held-for-sale), net	1,071,436	—	1,172	1,071,854	1,073,026
FHLB and FRB stock	10,598	—	—	—	N/A
Accrued interest receivable	5,044	—	1,435	3,609	5,044
Loan servicing rights and I/O strips receivables	2,046	—	3,906	—	3,906
Liabilities:
Time deposits	$256,223	$—	$256,589	$—	$256,589
Other deposits	1,132,163	—	1,132,163	—	1,132,163
Accrued interest payable	201	—	201	—	201

		December 31, 2013 Estimated Fair Value
	Carrying Amounts	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$112,605	$112,605	$—	$—	$112,605
Securities available-for-sale	280,100	—	280,100	—	280,100
Securities held-to-maturity	95,921	—	86,032	—	86,032
Loans (including loans held-for-sale), net	898,897	—	3,148	890,368	893,516
FHLB and FRB stock	10,435	—	—	—	N/A
Accrued interest receivable	4,085	—	1,729	2,356	4,085
Loan servicing rights and I/O strips receivables	2,172	—	4,203	—	4,203
Liabilities:
Time deposits	$277,844	$—	$278,239	$—	$278,239
Other deposits	1,008,377	—	1,008,377	—	1,008,377
Accrued interest payable	192	—	192	—	192

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The methods and assumptions, not previously discussed, used to estimate the fair value are described as follows:

  Cash and Cash Equivalents

        The carrying amounts of cash on hand, noninterest and interest bearing due from bank accounts approximate fair values and are classified as Level 1.

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

(15) Commitments and Contingencies

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

        Commitments to extend credit were as follows:

	December 31, 2014		December 31, 2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Unused lines of credit and commitments to make loans	$8,164	$415,146	$6,136	$359,955
Standby letters of credit	3,235	12,783	—	11,099

	$11,399	$427,929	$6,136	$371,054

        Commitments generally expire within one year.

        Standby letters of credit are written with conditional commitments issued by HBC to guarantee the performance of a client to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to clients.

        The Company is required to maintain interest-bearing reserves. Reserve requirements are based on a percentage of certain deposits. As of December 31, 2014, the Company maintained reserves of $11,379,000

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the form of vault cash and balances at the Federal Reserve Bank of San Francisco, which satisfied the regulatory requirements.

  Loss Contingencies

        The Company's policy is to accrue for legal costs associated with both asserted and unasserted claims when it is probable that such costs will be incurred and such costs can be reasonably estimated. A number of parties have filed complaints in the Superior Court of California for the County of Santa Clara asserting certain claims against the Company arising from the transfer of funds for personal use by an authorized signatory of a customer. The litigation is in the discovery stage and it is not possible to determine the amount of the loss, if any, arising from the claim in excess of the legal expenses expected to be incurred in defense of the litigation. The Company intends to vigorously defend the litigation.

(16) Shareholders' Equity and Earnings Per Share

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

        Dividends—On January 26, 2015, the Company announced that its Board of Directors declared a $0.08 per share quarterly cash dividend to holders of common stock and Series C preferred stock (on an as converted basis). The dividend will be paid on February 25, 2015, to shareholders of record on February 10, 2015.

        Earnings Per Share—Basic earnings per common share is computed by dividing net income, less dividends and discount accretion on preferred stock, by the weighted average common shares outstanding. The Series C Preferred Stock participates in the earnings of the Company and, therefore, the shares issued on the conversion of the Series C Preferred Stock are considered outstanding under the two-class method of computing basic earnings per common share during periods of earnings. Diluted earnings per share reflect potential dilution from outstanding stock options and common stock warrants, using the treasury

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock method. The common stock warrant was antidilutive at December 31, 2013, and 2012. The Company repurchased the warrant for $140,000 in the second quarter of 2013. A reconciliation of these factors used in computing basic and diluted earnings per common share is as follows:

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$12,419	$11,204	$8,703
Less: undistributed earnings allocated to Series C Preferred Stock	1,342	1,687	1,527

Distributed and undistributed earnings allocated to common shareholders	$11,077	$9,517	$7,176

Weighted average common shares outstanding for basic earnings per common share	26,390,615	26,338,161	26,303,245
Dilutive effect of stock options oustanding, using the the treasury stock method	135,666	48,291	26,091

Shares used in computing diluted earnings per common share	26,526,282	26,386,452	26,329,336

Basic earnings per share	$0.42	$0.36	$0.27
Diluted earnings per share	$0.42	$0.36	$0.27

(17) Capital Requirements

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

        Quantitative measures established by regulation to help ensure capital adequacy require the Company and HBC to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes that, as of December 31, 2014 and 2013, the Company and HBC met all capital adequacy guidelines to which they were subject.

        As of December 31, 2014 HBC was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. There are no conditions or events since December 31, 2014 that management believes have changed the categorization of the Company or HBC as well-capitalized.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's consolidated capital amounts and ratios are presented in the following table, together with capital adequacy requirements.

	Actual		To Be Well-Capitalized Under Regulatory Requirements		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total Capital	$186,068	13.9%	$134,109	10.0%	$107,287	8.0%
(to risk-weighted assets)
Tier 1 Capital	$169,278	12.6%	$80,465	6.0%	$53,644	4.0%
(to risk-weighted assets)
Tier 1 Capital	$169,278	10.6%	N/A	N/A	$63,949	4.0%
(to average assets)
As of December 31, 2013
Total Capital	$179,916	15.3%	$117,581	10.0%	$94,065	8.0%
(to risk-weighted assets)
Tier 1 Capital	$165,162	14.0%	$70,549	6.0%	$47,032	4.0%
(to risk-weighted assets)
Tier 1 Capital	$165,162	11.2%	N/A	N/A	$59,083	4.0%
(to average assets)

        HBC's actual capital and required amounts and ratios are presented in the following table.

	Actual		To Be Well-Capitalized Under Prompt Corrective Action Provisions		Required For Capital Adequacy Purposes
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
As of December 31, 2014
Total Capital	$175,765	13.1%	$134,095	10.0%	$107,276	8.0%
(to risk-weighted assets)
Tier 1 Capital	$158,976	11.9%	$80,457	6.0%	$53,638	4.0%
(to risk-weighted assets)
Tier 1 Capital	$158,976	9.9%	$79,959	5.0%	$63,967	4.0%
(to average assets)
As of December 31, 2013
Total Capital	$163,827	13.9%	$117,872	10.0%	$94,297	8.0%
(to risk-weighted assets)
Tier 1 Capital	$149,037	12.6%	$70,723	6.0%	$47,148	4.0%
(to risk-weighted assets)
Tier 1 Capital	$149,037	10.1%	$73,858	5.0%	$59,086	4.0%
(to average assets)

        The Company's total risk based capital ratio, Tier 1 risk based capital ratio, and leverage ratio at December 31, 2014 decreased to 13.9%, 12.6%, and 10.6%, compared to 15.3%, 14.0%, and 11.2% at

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2013, respectively. HBC's total risk based capital ratio, Tier 1 risk based capital ratio, and leverage ratio at December 31, 2014 decreased to 13.1%, 11.9%, and 9.9%, compared to 13.9%, 12.6%, and 10.1% at December 31, 2013, respectively. The decrease was primarily due to the addition of goodwill and other intangible assets from the BVF acquisition. At December 31, 2014, the Company's and HBC's capital ratios exceed the highest regulatory capital requirement of "well capitalized" under prompt corrective action provisions.

        HCC is dependent upon dividends from HBC. Under California General Corporation Law, the holders of common stock are entitled to receive dividends when and as declared by the Board of Directors, out of funds legally available. The California Financial Code provides that a state-licensed bank may not make a cash distribution to its shareholders in excess of the lesser of the following: (i) the bank's retained earnings; or (ii) the bank's net income for its last three fiscal years, less the amount of any distributions made by the bank to its shareholders during such period. However, a bank, with the prior approval of the Commissioner of the California Department of Business Oversight may make a distribution to its shareholders of an amount not to exceed the greater of (i) a bank's retained earnings; (ii) its net income for its last fiscal year; or (iii) its net income for the current fiscal year. Also with the prior approval of the Commissioner of the California Department of Business Oversight and the shareholders of the bank, the bank may make a distribution to its shareholders, as a reduction in capital of the bank. In the event that the Commissioner determines that the shareholders' equity of a bank is inadequate or that the making of a distribution by a bank would be unsafe or unsound, the Commissioner may order a bank to refrain from making such a proposed distribution. As of December 31, 2014, HBC would be required to obtain regulatory approval from the California Department of Business Oversight for a dividend or other distribution to HCC. Similar restrictions applied to the amount and sum of loan advances and other transfers of funds from HBC to the parent company.

(18) Parent Company only Condensed Financial Information

        The condensed financial statements of Heritage Commerce Corp (parent company only) are as follows:

Condensed Balance Sheets

	December 31,
	2014	2013
	(Dollars in thousands)
Assets
Cash and cash equivalents	$10,159	$19,009
Investment in subsidiary bank	173,453	155,958
Other assets	953	—

Total assets	$184,565	$174,967

Liabilities and Shareholder's Equity
Other liabilities	207	1,571
Shareholder's equity	184,358	173,396

Total liabilities and shareholder's equity	$184,565	$174,967

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Statements of Income

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Interest income	$—	$—	$1
Dividend from subsidiary bank	—	16,000	45,000
Interest expense	—	(229)	(1,383)
Other expenses	(2,033)	(2,080)	(2,615)

Income (loss) before income taxes and equity in net income of subsidiary bank	(2,033)	13,691	41,003
Equity in net income of subsidiary bank:
Reduction in contributed capital and distribution from subsidiary bank	—	(16,000)	(45,000)
Net income of subsidiary bank	14,614	13,155	12,710
Income tax benefit	846	694	1,196

Net income	13,427	11,540	9,909
Dividends and discount accretion on preferred stock	(1,008)	(336)	(1,206)

Net income available to common shareholders	$12,419	$11,204	$8,703

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash flows from operating activities:
Net Income	$13,427	$11,540	$9,909
Adjustments to reconcile net income to net cash provided by (used in) operations:
Amortization of restricted stock award, net of forfeitures and taxes	(9)	200	148
Equity in undistributed loss/(net income) of subsidiary bank	(14,614)	2,845	32,290
Net change in other assets and liabilities	(2,158)	4,478	(744)

Net cash (used in) provided by operating activities	(3,354)	19,063	41,603
Cash flows from financing activities:
Repayment of subordinated debt	—	(9,279)	(14,423)
Payment of cash dividends	(5,758)	(1,916)	(373)
Repayment of preferred stock	—	—	(40,000)
Exercise of stock options	262	88	39
Payment of repurchase of common stock warrant	—	(140)	—

Net cash used in financing activities	(5,496)	(11,247)	(54,757)

Net (decrease) increase in cash and cash equivalents	(8,850)	7,816	(13,154)
Cash and cash equivalents, beginning of year	19,009	11,193	24,347

Cash and cash equivalents, end of year	$10,159	$19,009	$11,193

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19) Quarterly Financial Data (Unaudited)

        The following table discloses the Company's selected unaudited quarterly financial data:

	For the Quarter Ended
	12/31/2014(1)	9/30/2014(2)	06/30/14	03/31/14
	(Dollars in thousands, except per share amounts)
Interest income	$16,717	$14,492	$14,192	$13,855
Interest expense	625	500	507	521

Net interest income	16,092	13,992	13,685	13,334
Provision (credit) for loan losses	(106)	(24)	(198)	(10)

Net interest income after provision for loan losses	16,198	14,016	13,883	13,344
Noninterest income	1,812	1,870	2,047	2,017
Noninterest expense	12,415	10,492	10,769	10,546

Income before income taxes	5,595	5,394	5,161	4,815
Income tax expense	1,993	1,969	1,837	1,739

Net income	3,602	3,425	3,324	3,076
Dividends on preferred stock	(280)	(280)	(224)	(224)

Net income available to common shareholders	3,322	3,145	3,100	2,852
Undistributed earnings allocated to Series C Preferred Stock	(349)	(320)	(358)	(315)

Distributed and undistributed earnings allocated to common shareholders	$2,973	$2,825	$2,742	$2,537

Earnings per common share
Basic	$0.11	$0.11	$0.10	$0.10
Diluted	$0.11	$0.11	$0.10	$0.10

(1)
The Company's selected unaudited quarterly financial data for the quarter ended December 31, 2014 includes BVF acquisition and integration costs of $609,000, and the results of operations for Bay View Funding for the months of November and December 2014.

(2)
The Company's selected unaudited quarterly financial data for the quarter ended September 30, 2014 includes BVF acquisition and integration costs of $234,000.

HERITAGE COMMERCE CORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Quarter Ended
	12/31/13	09/30/13	06/30/13	03/31/13
	(Dollars in thousands, except per share amounts)
Interest income	$13,623	$13,458	$12,838	$12,867
Interest expense	574	627	685	714

Net interest income	13,049	12,831	12,153	12,153
Provision (credit) for loan losses	(12)	(534)	(270)	—

Net interest income after provision for loan losses	13,061	13,365	12,423	12,153
Noninterest income	1,898	1,738	1,915	1,663
Noninterest expense	9,851	10,060	10,089	10,470

Income before income taxes	5,108	5,043	4,249	3,346
Income tax expense	1,754	1,830	1,456	1,166

Net income	3,354	3,213	2,793	2,180
Dividends on preferred stock	(168)	(168)	—	—

Net income available to common shareholders	3,186	3,045	2,793	2,180
Undistributed earnings allocated to Series C Preferred Stock	(421)	(395)	(489)	(382)

Distributed and undistributed earnings allocated to common shareholders	$2,765	$2,650	$2,304	$1,798

Earnings per common share
Basic	$0.10	$0.10	$0.09	$0.07
Diluted	$0.10	$0.10	$0.09	$0.07

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated February 8, 2007, by and between Heritage Commerce Corp, Heritage Bank of Commerce and Diablo Valley Bank (incorporated by reference from the Registrant's Annual Report on Form 10-K filed on March 16, 2007)
3.1	Restated Articles of Incorporation of Heritage Commerce Corp (incorporated by reference from the Registrant's Annual Report on Form 10-K filed on March 16, 2009)
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
10.1	Real Property Lease for Registrant's Principle Office dated April 13, 2000
10.2	Sixth Amendment to Lease for Registrant's Principle Office dated November 17, 2014
*10.3	Heritage Commerce Corp Management Incentive Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed May 3, 2005)
*10.4	Amended and Restated 2004 Equity Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed June 2, 2009)
*10.5	Restricted Stock Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 22, 2005)
*10.6	2004 Stock Option Agreement with Walter Kaczmarek dated March 17, 2005 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed March 22, 2005)
*10.7	Non-qualified Deferred Compensation Plan (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 31, 2005)
*10.8	Amended and Restated Employment Agreement with Walter Kaczmarek, dated October 17, 2007 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed October 22, 2007)
*10.9	Amended and Restated Employment Agreement with Lawrence McGovern, dated July 21, 2011 (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed July 21, 2011)
*10.10	Employment Agreement with Michael E. Benito, dated February 1, 2012 (incorporated by reference from the Registrant's Current Report on Form 8-K filed February 1, 2012)
*10.11	Employment Agreement with David Porter, dated June 25, 2012 (incorporated by reference from the Registrant's Current Report on Form 8-K filed June 25, 2012)
*10.12	Employment Agreement with Keith Wilton, dated February 18, 2014 (incorporated by reference from the Registrant's Current Report on Form 8-K filed February 20, 2014)
*10.13	Form of Stock Option Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 9, 2012)

Exhibit Number	Description
*10.14	Form of Restricted Stock Agreement For Amended and Restated 2004 Equity Plan (incorporated by reference from the Registrant's Annual Report on Form 10-K filed March 9, 2012)
*10.15	2013 Equity Incentive Plan (incorporated by reference from the Registrant's Registration Statement in Form S-8 filed July 15, 2013)
*10.16	Form of Restricted Stock Agreement For 2013 Equity Incentive Plan (incorporated by reference from the Registrant's Registration Statement on Form S-8 filed July 15, 2013)
*10.17	Form of Stock Option Agreement for 2013 Equity Incentive Plan (incorporated by reference from the Registrant's Registration Statement on Form S-8 filed July 15, 2013)
*10.18	2005 Amended and Restated Heritage Commerce Corp Supplemental Retirement Plan (incorporated herein by reference from the Registrant's Current Report on Form 8-K filed September 30, 2008)
*10.19	Form of Endorsement Method Split Dollar Plan Agreement for Executive Officers (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 17, 2008)
*10.20	Form of Endorsement Method Split Dollar Plan Agreement for Directors (incorporated herein by reference from the Registrant's Annual Report on Form 10-K filed March 17, 2008)
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

Exhibit Number	Description
10.29	Securities Purchase Agreement between the Company and each of the Purchasers, dated as of June 18, 2010 (incorporated herein from the Registrant's Current Report on Form 8-K as filed June 22, 2010)
10.30	Registration Rights Agreement between the Company and each of the Purchasers, dated as of June 18, 2010 (incorporated herein from the Registrant's Current Report on Form 8-K as filed June 22, 2010)
10.31
Stock Purchase Agreement, between Heritage Bank of Commerce, BVF Acquisition Corp and the stockholders named therein dated October 8, 2014 (incorporated herein from the Registrant's Current Report on Form 8-K, as filed October 9, 2014)
12.1	Calculation of consolidated ratio of earnings to fixed charges and consolidated ratio of earnings to fixed charges and preferred stock dividends
21.1	Subsidiaries of the Registrant
23.1	Consent of Crowe Horwath LLP
31.1	Certification of Registrant's Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Registrant's Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS	XBRL Instance Document, furnished herewith
101.SCH	XBRL Taxonomy Extension Schema Document, furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, furnished herewith

*
Management contract or compensatory plan or arrangement.